Form 10-Q
period 1998-09-30
MJD COMMUNICATIONS INC
filed 1998-11-17
CIK 1062613

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition period from __________ to __________



                       Commission File Number 333-56365



                           MJD COMMUNICATIONS, INC.
                           ------------------------
            (Exact Name of Registrant as Specified in Its Charter)



                      Delaware                            13-3725229
                      --------                            ----------
          (State or Other Jurisdiction of                (IRS Employer
           Incorporation or Organization)              Identification No.)


         521 East Morehead Street, Suite 250
             Charlotte, North Carolina                      28202
             -------------------------                      -----
      (Address of Principal Executive Offices)            (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (704) 344-8150



     Indicate by check mark whether the Registrant : (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes ___ No X
                                                      ---

  As of October 31, 1998, the registrant had outstanding 1,810,147 shares of common stock.

                           MJD COMMUNICATIONS, INC.
           QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1998



                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.                                                              Page
Condensed Consolidated Balance Sheets as of September 30, 1998 and  December 31, 1997.........   3

Condensed Consolidated Statements of Operations for the three months and
the nine months ended September 30, 1998 and  1997............................................   4

Condensed Consolidated Statements of Cash Flows for the nine months
ended September 30, 1998 and 1997 ............................................................   5

Notes to Condensed Consolidated Financial Statements .........................................   6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................................   9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................................  17

Item 5.     Other Information.................................................................  17

Item 6.     Exhibits and Reports on Form 8-K..................................................  17

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
                   MJD Communications, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

---------------------------------------------------------------------------------------------------------------------
                                  ASSETS                                         September 30,    December 31,
                                                                                     1998            1997
---------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
Current Assets:
   Cash and cash equivalents                                                     $  14,112,457         6,822,462
   Accounts receivable and other                                                    24,769,410        10,318,406
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                38,881,867        17,140,868
---------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                 119,835,637        61,206,890
---------------------------------------------------------------------------------------------------------------------
Other assets:
   Investments                                                                      33,452,502        11,423,521
   Goodwill, net of accumulated amortization                                       158,616,023        50,432,932
   Deferred charges and other assets                                                17,853,355         4,408,568
---------------------------------------------------------------------------------------------------------------------
Total other assets                                                                 209,921,880        66,265,021
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                     $ 368,639,384       144,612,779
---------------------------------------------------------------------------------------------------------------------
              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Accounts payable                                                              $   7,496,451         4,999,714
   Current portion of long-term debt, capital lease and other                        2,310,713         5,721,039
   Demand notes payable                                                                814,500           879,000
   Accrued interest payable                                                          7,979,889         2,818,769
   Other accrued liabilities                                                         4,299,520         2,614,646
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           22,901,073        17,033,168
---------------------------------------------------------------------------------------------------------------------
Long-term liabilities:
   Long-term debt, net of current portion                                           94,935,747       126,502,779
   Subordinated debt                                                               200,000,000           109,246
   Put warrant obligation                                                            3,881,198         3,455,500
   Deferred credits and other long-term liabilities                                 29,507,010         7,960,599
---------------------------------------------------------------------------------------------------------------------
Total long-term liabilities                                                        328,323,955       138,028,124
---------------------------------------------------------------------------------------------------------------------
Minority interest                                                                      428,182           360,101
---------------------------------------------------------------------------------------------------------------------
Redeemable preferred stock                                                                  --           130,164
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity (deficit):
   Common stock                                                                         18,110             8,810
   Additional paid-in capital                                                       48,730,963        16,902,521
   Retained deficit                                                                (31,762,899)      (27,850,109)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity (deficit)                                                16,986,174       (10,938,778)
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity (deficit)                             $ 368,639,384       144,612,779
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   MJD Communications, Inc. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

---------------------------------------------------------------------------------------------------------
                                                Three months ended                  Nine months ended
                                                  September 30,                      September 30,
                                              1998             1997              1998            1997
---------------------------------------------------------------------------------------------------------
Operating revenues:
  Switched services                      $ 19,800,341     10,526,236          49,285,853      27,067,834
  Other                                     4,054,026        776,966           9,830,358       2,122,797
---------------------------------------------------------------------------------------------------------
Total operating revenues                   23,854,367     11,303,202          59,116,211      29,190,631
---------------------------------------------------------------------------------------------------------
Operating expenses:
  Plant operations                          4,035,801      2,710,014           9,766,848       4,987,115
  Corporate and customer service            5,545,852      1,664,093          14,308,121       6,196,565
  Depreciation and amortization             6,112,487      2,089,061          13,412,396       6,098,899
  Other                                     3,441,827        938,488           7,368,422       2,218,133
---------------------------------------------------------------------------------------------------------
Total operating expenses                   19,135,967      7,401,656          44,855,787      19,500,712
---------------------------------------------------------------------------------------------------------
Income from operations                      4,718,400      3,901,546          14,260,424       9,689,919
---------------------------------------------------------------------------------------------------------
Other income (expense):
  Net gain on sale of investments             270,791              -             660,484               -
  Interest income                             146,684         52,853             273,155         155,763
  Dividend income                              70,000              -             114,895               -
  Interest expense                         (7,912,569)    (2,356,011)        (17,619,298)     (6,354,394)
  Other, net                                  103,339        (23,219)            301,542             323
---------------------------------------------------------------------------------------------------------
Total other expense                        (7,321,755)    (2,326,377)        (16,269,222)     (6,198,308)
---------------------------------------------------------------------------------------------------------
Earnings (loss) before
  income taxes and
  extraordinary item                       (2,603,355)     1,575,169          (2,008,798)      3,491,611

Income tax (expense) benefit                1,086,365       (812,685)            697,213      (1,651,787)
---------------------------------------------------------------------------------------------------------
Earnings (loss) before
  extraordinary item                       (1,516,990)       762,484          (1,311,585)      1,839,824

Extraordinary item net of tax                       _     (3,611,624)         (2,520,943)     (3,611,624)
---------------------------------------------------------------------------------------------------------
Earnings (loss) before
  minority interest                        (1,516,990)    (2,849,140)         (3,832,528)     (1,771,800)

Minority interest in income
  of subsidiaries                             (31,449)        (2,649)            (67,972)        (25,103)
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                      $ (1,548,439)    (2,851,789)         (3,900,500)     (1,796,903)
---------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   MJD Communications, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                        Nine months ended
                                                                                          September 30,
                                                                                     1998              1997
Cash flows from operating activities:
   Net loss                                                                       $  (3,900,500)      (1,796,903)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization                                                     14,140,565        6,360,794
   Other non cash expenses (income)                                                    (626,673)         310,191
   Loss on early retirement of debt                                                   2,896,599        1,128,677
   Changes in assets and liabilities arising from operations, net of acquisitions:
       Accounts receivable                                                            1,879,646       (1,018,729)
       Accounts payable and accrued expenses                                          2,822,878        1,146,739
       Minority interest                                                                 67,972           21,367
       Income taxes recoverable                                                      (2,870,945)         442,263
-----------------------------------------------------------------------------------------------------------------
   Total adjustments                                                                 18,310,042        8,391,302
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                         14,409,542        6,594,399
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Net capital additions                                                             (6,672,081)      (5,149,691)
   Acquisitions of telephone properties                                            (171,701,416)     (27,794,199)
   Other, net                                                                         2,862,290          540,200
-----------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                           (175,511,207)     (32,403,690)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Loan origination costs                                                           (16,196,941)      (1,261,917)
   Proceeds from issuance of long-term debt                                         451,000,000       62,785,000
   Repayment of long-term debt                                                     (298,054,890)     (15,743,697)
   Net proceeds from the issuance of common stock                                    31,837,741       14,364,827
   Dividends paid to stockholders                                                       (12,289)        (279,394)
   Repurchase of  stock and warrants                                                   (141,564)     (31,487,339)
   Other, net                                                                           (40,397)         (32,274)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                        168,391,660       28,345,206
-----------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                             7,289,995        2,535,915
Cash and cash equivalents, beginning of period                                        6,822,462        4,252,735
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                          $  14,112,457        6,788,650
-----------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

(1)  BASIS OF FINANCIAL REPORTING

     Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading.

     The condensed consolidated balance sheet of MJD Communications, Inc. and its Subsidiaries (the "Company") at December 31,1997, was derived from the Company's audited balance sheet as of that date. The financial information as of September 30, 1998, for the three months and nine months ended September 30, 1998 and 1997 is unaudited; however, in the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations, and cash flows for the three month and nine month periods have been included therein in accordance with generally accepted accounting principles. The results of operations for the interim periods are not necessarily indicative of the results of operations, which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 1997 annual financial statements contained in its registration statement which was declared effective on October 1, 1998.

(2)  CREDIT FACILITY

     On March 30, 1998, the Company entered into a $315 million senior secured credit facility (the "New Credit Facility") which committed $75 million of term debt (tranche C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years and an $85 million reducing revolving credit facility with a term of 6.5 years. Borrowings under the New Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Euro dollar rate, plus an incremental rate of 3.0%, 2.75% and 2.5% for the Euro dollar margin and 2.0%,1.75% and 1.50% for the prime rate margins for the tranche C, tranche B and revolver facility, respectively. The New Credit Facility is secured by a perfected first priority pledge of the stock of all the subsidiaries of the Company as well as the promissory notes evidencing intercompany advances. The New Credit Facility is also guaranteed by the Company's four intermediary holding companies, subject to contractual or regulatory restrictions. The Company pays fees of one half of one percent per annum on the aggregate unused portion of the revolver and tranche B commitment, in addition to an annual agent's fee. Pursuant to the New Credit Facility, the Company is required to enter into and has entered into, interest hedging agreements that result in the fixing of the interest rate on no less than 50% of the principal amount of total outstanding debt, including any subordinated debt.

     Total proceeds from the New Credit Facility in the amount of $195 million were utilized to repay all of the Company's outstanding long-term debt from CoBank, ACB and Rural Telephone Finance Cooperative, pay related transaction expenses and finance certain business acquisitions. On March 30, 1998, the Company recognized an extraordinary loss of approximately $4.3 million ($2.5 million net of income taxes) resulting from a prepayment penalty of approximately $1.4 million and the write-off of unamortized loan origination costs of approximately $2.9 million related to the refinanced debt.

     The Company's ability to make additional borrowings under the New Credit Facility is subject to compliance with certain financial ratios and other conditions set forth in the New Credit Facility. These conditions limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with another company or change the business conducted.

(3)  ACQUISITIONS

     On March 30, 1998, the Company acquired 100% of the outstanding common stock of Taconic Telephone Corp. and subsidiaries for a purchase price of $67.5 million. Acquisition costs were approximately $450,000. On April 30, 1998, the Company acquired 100% of the outstanding common stock of Ellensburg Telephone Company for a purchase price of approximately $91.0 million. Acquisition costs were approximately $265,000. On June 1, 1998, the Company acquired 100% of the outstanding common stock of Chouteau Telephone Company for a purchase price of $18.6 million. Acquisition costs were approximately $127,000.

     These acquisitions have been accounted for as purchases and accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. Not all purchase price allocations have been finalized, however, due to the existence of certain pre-acquisition contingencies. Consequently, adjustments to the preliminary allocations of purchase price may emerge, as contingencies are resolved, but not more than twelve months from the acquisition date. Goodwill recognized on these acquisitions was approximately $102.6 million and will be amortized over an estimated useful life of 40 years.

     In the first quarter of 1998, the Company entered into a letter of intent to acquire Utilities, Inc. (excluding its subsidiaries, Seacoast Cellular and Western Maine Cellular). The acquisition was consummated on November 6, 1998 for a total purchase price of approximately $52.3 million. The acquisition will be accounted for using the purchase method. The Company financed this acquisition primarily with long-term debt.

     In the fourth quarter of 1998, the Company has entered into agreements to acquire three other unrelated rural local exchange carriers ("RLECs"). The acquisitions are not expected to close; however, until the first or second quarter of 1999. The aggregate purchase price for the acquisitions is expected to be approximately $24.1 million and will be financed through existing debt facilities. Each of the acquisitions will be accounted for using the purchase method of accounting.

     The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1998 and 1997, occurred on January 1, 1997. The anticipated acquisitions of three unrelated RLECs in the first or second quarter of 1999 have been omitted from the following pro-forma information because they would not have a significant effect on the pro-forma information. These results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                       PRO FORMA NINE MONTHS ENDED SEPTEMBER 30,

                                                 1998                    1997

                                                          (UNAUDITED)

          Revenues .........................     $81,809,845         76,373,727

          Net loss .........................      (5,466,178)        (2,728,858)


(4)  ISSUANCE OF LONG-TERM NOTES

     On May 5, 1998, the Company issued $125.0 million of 9 1/2% senior subordinated notes due 2008 (the "Fixed Rate Notes"), and $75.0 million of floating rate callable securities due 2008 (the "Floating Rate Notes," and collectively with the Fixed Rate Notes, the "Notes"). Proceeds were used to reduce existing bank indebtedness under the New Credit Facility. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, and effectively subordinated to all existing and future debt and other liabilities (including trade payables and accrued liabilities) of the Company's subsidiaries. Interest on the Notes is payable semi-annually. Interest on the Fixed Rate Notes is fixed at 9 1/2% and interest on the Floating Rate Notes is equal to a rate per annum of LIBOR plus 418.75 basis points (10% at May 5, 1998).

(5)  STOCK OPTION PLAN

     In August 1998, the Board of Directors of the Company approved the MJD Communications, Inc. Stock Incentive Plan (the "Plan"). The Plan provides for grants of up to 256,220 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments after the second, third, fourth and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately.

     In October 1998, the compensation committee of the Board of Directors approved a grant of 233,200 options at an exercise price of $34.25 per share. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, or an initial public offering of the Company's common stock or other change in control occur, as defined in the grant agreements. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained from a sale of the Company exceeds a minimum hurdle price of $85.63 per share. Options have a term of ten years from an effective grant date of May 1998.

(6)  SUBSEQUENT EVENTS

     On July 1, 1998 the Company issued notice of its intent to exercise its call right with respect to certain warrants held by unaffiliated parties. These warrants are included in the Company's long term liabilities at a value of approximately $3.9 million at September 30, 1998. The Company expects to close the purchase of the warrants on or before July 1, 1999, for a purchase price, which is currently being negotiated.

     On October 5, 1998, the Board of Directors of the Company approved a ten for one stock split to stockholders of record on September 1, 1998. The stock split has been given retroactive effect in the accompanying condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MJD COMMUNICATIONS, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY"). THE DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1997, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FORM S-4 ON JUNE 9, 1998, AS AMENDED ON OCTOBER 1, 1998.

         CERTAIN STATEMENTS INCLUDED IN THIS DOCUMENT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO ESTIMATES OF OPERATING AND CAPITAL EXPENDITURE REQUIREMENTS, FUTURE REVENUE AND OPERATING INCOME, AND CASH FLOW AND LIQUIDITY. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS IN THE FUTURE TO DIFFER SIGNIFICANTLY FROM RESULTS EXPRESSED OR IMPLIED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO ECONOMIC AND BUSINESS CONDITIONS, GOVERNMENTAL AND REGULATORY POLICIES, AND THE COMPETITIVE ENVIRONMENT IN WHICH THE COMPANY OPERATES. THESE AND OTHER RISKS ARE DETAILED BELOW AS WELL AS IN OTHER DOCUMENTS FILED BY THE COMPANY WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

     MJD Communications, Inc. was founded in 1991 to participate in the consolidation opportunities that exist in the highly fragmented, independent, largely family-owned and operated, rural segment of the telecommunications industry. As of September 30, 1998, the Company owned and operated fourteen rural local exchange carriers ("RLECs") with 105,794 access lines in rural locations in ten states.

     The operations of the RLECs owned by the Company for more than twelve months have been characterized by stable growth and cash flow. The primary reason for the growth in the Company's cash flow has been the acquisition of additional RLECs. In addition, the RLECs owned by the Company have realized access line growth and increases in minutes of use ("MOU"). Although new access line growth is correlated with general economic activity, economic downturns typically have not significantly impacted the Company's established base of access lines or MOU.

     REVENUES: The Company generates revenue primarily through: (i) the provision of basic local telephone service to customers within its service areas (including federal and state Universal Service Support Fund ("USSF") revenues, which accounted for approximately 13.1% of 1997 revenue); (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls; and
(iii) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable services, Internet services and customer premises equipment sales. The revenues listed in clauses
(i) and (ii) above are classified by the Company as "Switched Revenue." The revenues listed in clause (iii) above are classified by the Company as "Other Revenue."

     The Company's historically stable revenues for operations owned by the Company for more than twelve months are the result of the basic utility of telecommunications services, the highly regulated nature of the telecommunications industry and underlying cost recovery settlement and support mechanisms. The Company's subscribers are predominantly residential. Basic local service allows the user to place unlimited calls within a defined local calling area. USSF revenues are a subsidy paid to the Company to support the high cost of its operations in rural markets. Access revenues are generated by providing IXCs access to the Company's local network and its customers. Other service revenue is generated from the ancillary services described above.

     OPERATING EXPENSES: The Company's operating expenses are categorized as plant operations, corporate and customer service, other expenses and depreciation and amortization. Year to year changes in such expenses are typically influenced by access line growth and general business inflationary adjustments. Plant operations expenses consist of expenses incurred by the Company in connection with the operation of its central offices and outside plant facilities and related operations. Corporate and customer service expenses consist of expenses generated by the Company's general management, accounting, engineering, marketing and customer service functional groups. Other expenses consist of miscellaneous expenses such as operating taxes.

     OTHER (INCOME) EXPENSES: The Company's other income includes interest income, dividends, gain or loss on sale of assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest on the Company's debt and other non-operating expenses.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     OPERATING REVENUE. Net revenue increased $12.6 million to $23.9 million for the three months ended September 30, 1998 from $11.3 million for the three months ended September 30, 1997. RLECs acquired after the second quarter 1997 contributed $11.3 million to the quarter to quarter increase in revenues. For RLECs owned and operated for a comparable period, operating revenue improved approximately $1.3 million or 12.9% to $11.4 million from $10.1 million in 1997.

     Basic local service revenue increased $3.1 million to $5.2 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997. This revenue increase is primarily attributable to an increase in access lines. The inclusion of access lines from the RLECs acquired by the Company after the second quarter 1997 provided an increase of 55,280 access lines and internal growth in RLECs owned and operated by the Company prior to the third quarter 1997 provided an increase of 2,723 access lines. Revenue contribution from the RLECs acquired after the second quarter
1997 provided approximately $2.9 million of the increase in basic local service revenue for the three months ended September 30, 1998. For the RLECs owned and operated for a comparable period, basic local service revenues increased by $0.2 million to $1.9 million for the three months ended September 30, 1998 from $1.7 million for the three months ended September 30, 1997.

     USSF revenues were approximately $1.3 million and $1.1 million in each of the three month periods ended September 30, 1998 and September 30, 1997, respectively.

     Interstate and intrastate revenues increased $6.0 million to $13.3 million for the three months ended September 30, 1998 from $7.3 million for the three months ended September 30, 1997. This revenue increase is attributable to an increase in access lines and MOUs and an increase in interstate and intrastate settlement revenues administered by the National Exchange Carriers Association ("NECA") or a respective state's settlement administrator. Revenue contribution from the RLECs acquired by the Company after the second quarter 1997 provided approximately $5.6 million of the increase in interstate and intrastate revenues for the three months ended September 30, 1998. For the RLECs owned and operated for a comparable period, interstate and intrastate revenues increased by $0.4 million to $7.1 million for the three months ended September 30, 1998 from $6.7 million for the three months ended September 30, 1997.

     Other services revenue increased $3.3 million to $4.1 million for the three months ended September 30,

1998 from $0.8 million for the three months ended September 30, 1997. Other services revenues consist of directory advertising, billing and collection for inter-exchange carriers ("IXCs") and other related telephone services. Revenue contribution from RLECs acquired by the Company after the second quarter 1997 provided $2.4 million of the increase in other services revenues for the three months ended September 30, 1998. For RLEC's owned and operated for a comparable period, other services revenues increased by $0.8 million to $1.3 million for the three months ended September 30, 1998 from $0.5 million for the three months ended September 30, 1997.

     OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, other operating expenses, and depreciation and amortization increased $11.7 million to $19.1 million for the three months ended September 30, 1998 from $7.4 million for the three months ended September 30, 1997. The increase was primarily due to the inclusion of operating expenses from the RLECs acquired by the Company after the second quarter 1997 which contributed approximately $9.2 million for the three months ended September 30, 1998. For RLECs owned and operated for a comparable period, operating expenses increased approximately $2.5 million or 38.4% to $9.0 million in 1998 from $6.5 million in 1997. The operating expense increase was due to an increase in corporate and customer service expense driven by the Company's substantial increase in access lines from its acquisitions completed during the first three quarters of 1998. The Company has grown the number of its access lines by approximately 100% since December 31, 1997, as a result of its acquisition of over 54,000 access lines. To support its expanded operations, the Company increased corporate staff in areas such as accounting, finance and human resources. Additionally, expense increases were attributable to operating expenses of the Company's new competitive local exchange carrier ("CLEC") subsidiary and to an increase in depreciation .

     INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $0.9 million or 20.9% to $4.7 million for the three months ended September 30, 1998 from $3.8 million for the three months ended September 30, 1997. The increase was primarily due to income from operations for RLECs acquired after the second quarter 1997, which provided approximately $2.1 million of this increase for the three months ended September 30, 1998. For RLECs owned and operated for a comparable period, income from operations decreased $1.2 million to $2.4 million in 1998 from $3.6 million in 1997 and the income from operations margin was 9.9% in 1998 compared to 31.7% in 1997. The decrease in income from operations and its margin as a percent of revenues was related to the increase in operating expenses, as described above.

     OTHER INCOME (EXPENSE). Other expense increased $5.0 million to $7.3 million for the three months ended September 30, 1998 from $2.3 million for the three months ended September 30, 1997. The increase was primarily due to an increase in interest expense caused by the additional debt borrowed to complete acquisitions during 1997 and 1998 and to effect the Company's recapitalization in July 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     OPERATING REVENUE. Net revenue increased $29.9 million or 102.5% to $59.1 million for the nine months ended September 30, 1998 from $29.2 million for the nine months ended September 30, 1997. Revenue contribution from the RLECs acquired by the Company after the fiscal year ending December 31, 1996 ("FYE 1996") provided approximately $26.5 million of this increase. For RLECs owned and operated for a comparable period, operating revenue improved approximately $3.5 million or 12.8% to $30.9 million from $27.4 million in 1997.

     Basic local service revenue increased $6.7 million to $12.0 million for the nine months ended September 30, 1998 from $5.3 million for the same period in 1997. This revenue increase is primarily attributable to an increase in access lines. The Company's access lines increased by 58,003 from 47,791 access lines at September 30, 1997 to 105,794 access lines at September 30, 1998. The inclusion of access lines from the RLECs acquired by the Company after January 1, 1997 provided an increase of 55,280 access lines and internal growth by RLECs owned and operated by the Company. provided an increase of 2,723 access lines. Revenue contribution from the RLECs acquired after FYE 1996 provided approximately $6.4 million of the increase in basic local service revenue for the nine months ended September 30, 1998. For the RLECs owned and operated for a comparable period, basic local service revenues increased by $0.4 million to $5.1 million for the nine months ended September 30, 1998 from $4.7 million for the nine months ended September 30, 1997.

     USSF revenues were approximately $3.7 million and $3.2 million in the nine month periods ended September 30, 1998 and September 30, 1997, respectively.

     Interstate and intrastate revenues increased $15.0 million to $33.6 million for the nine months ended September 30, 1998 from $18.6 million for the nine months ended September 30, 1997. This revenue increase is attributable to an increase in access lines and MOUs and an increase in interstate and intrastate settlement revenues administered by NECA or a respective state's settlement administrator. Revenue contribution from the RLECs acquired by the Company after FYE 1996 provided approximately $13.7 million of the increase in interstate and intrastate revenues for the nine months ended September 30, 1998. For the RLECs owned and operated for a comparable period, interstate and intrastate revenues increased by $1.3 million to $19.1 million for the nine months ended September 30, 1998 from $17.8 million for the nine months ended September 30, 1997.

     Other services revenues increased $7.7 million to $9.8 million for the nine months ended September 30, 1998 from $2.1 million for the nine months ended September 30, 1997. Other services revenues consist of directory advertising, billing and collection for IXCs and other related telephone services. Revenue contribution from RLECs acquired by the Company after FYE 1996 provided $6.0 million of the increase in other services revenues for the nine months ended September 30, 1998. For RLEC's owned and operated for a comparable period by the Company, other services revenues increased by $1.7 million to $3.5 million for the nine months ended September 30, 1998 from $1.8 million for the nine months ended September 30, 1997.

     OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, other operating expenses, and depreciation and amortization increased $25.4 million to $44.9 million for the nine months ended September 30, 1998 from $19.5 million for the nine months ended September 30, 1997. The increase was primarily due to the inclusion of operating expenses from the RLECs acquired by the Company after FYE 1996 which contributed approximately $20.2 million for the nine months ended September 30, 1998. For RLECs owned and operated for a comparable period, operating expenses increased approximately $5.2 million or 28.3% to $23.5 million in 1998 from $18.3 million in 1997. The operating expense increase was primarily due to an increase in corporate and customer service expense driven by the Company's acquisition and financing activities during the first three quarters of 1998. The Company has grown the number of its access lines by approximately 100% since December 31, 1997, as a result of its acquisition of over 54,000 access lines. To support its expanded operations, the Company increased corporate staff in areas such as accounting, finance, MIS, and human resources. Additionally, operating expense increases were attributable to operating expenses of the Company's new competitive local exchange carrier ("CLEC") subsidiary and to an increase in depreciation and amortization expense

     INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $4.6 million or 47.2% to $14.3 million for the nine months ended September 30, 1998 from $9.7 million for the nine months ended September 30, 1997. The increase was primarily due to the income from operations for RLECs acquired after FYE 1996 provided approximately $6.3 million of this increase for the nine months ended September 30, 1998. The income from operations margin was 24.1% in the nine months ended

September 30, 1998 as compared to 33.2% in the nine months ended September 30, 1997. For RLECs owned and operated for a comparable period income from operations decreased $1.7 million to $7.4 million in 1998 from $9.1 million in 1997 and the income from operations margin was 24.0% in the nine months ended September 30, 1998 compared to 31.2% in the nine months ended September 30, 1997. The decrease in income from operations and its margin as a percent of revenues was related to the increase in operating expenses, as described above.

     OTHER INCOME (EXPENSE). Other expense increased $10.0 million or 162.1% to $16.2 million for the nine months ended September 30, 1998 from $6.2 million for the nine months ended September 30, 1997. The increase was primarily due to an increase in interest expense caused by the additional debt borrowed to complete acquisitions during 1997, to effect the Company's recapitalization in July 1997 and to complete acquisitions in the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Implementation of the Company's acquisition strategy has required a significant portion of the Company's capital resources. The Company historically has used the proceeds of bank debt and private equity offerings, supplemented by the Company's available cash flow, to fund the implementation of the Company's acquisition strategy.

     On March 30, 1998, the Company closed a $315.0 million senior secured credit facility (the "New Credit Facility") which included (i) $75.0 million of term debt (Tranche C) amortized over nine years, (ii) $155.0 million of term debt (Tranche B) amortized over eight years and (iii) an $85.0 million reducing revolving credit facility (the "Revolver") with a term of six and one-half years. All obligations of the Company under the New Credit Facility are guaranteed by four of the intermediary subsidiaries of the Company; ST Enterprises, LTD., MJD Holdings Corp., MJD Services Corp. and MJD Ventures, Inc. The ability of such subsidiaries to guarantee the obligations of the Company under certain circumstances may be restricted. The Company is obligated to comply with certain financial ratios and tests, including the following (which ratios became less restrictive as a result of the Company achieving a ratio of senior debt to annualized EBITDA ratio of less than 4.0 to 1.0): (i) maintain a ratio of annualized EBITDA to interest expense of 1.5 to 1.0; (ii) maintain a ratio of debt to annualized EBITDA of not more than 6.5 to 1.0; and (iii) maintain a ratio of senior debt to annualized EBITDA of not more than 4.0 to
1.0. The Company is currently in compliance with all covenants under the New Credit Facility.

     On May 5, 1998, the Company consummated its debt offering consisting of $125 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes"), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the "Floating Rate Notes") (together with the Fixed Rate Notes, "the Notes").
Proceeds were used to reduce the tranche A and tranche B debt outstanding under the New Credit Facility. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt (as defined in the Indenture relating to the Notes) of the Company, and effectively subordinated to all existing and future debt and other liabilities (including trade payables and accrued liabilities) of the Company's subsidiaries. Interest on the Notes is payable semi-annually. Interest on the Fixed Rate Notes is fixed at 9 1/2% and interest on the Floating Rate
Notes is equal to a rate per annum at LIBOR (as defined in the Indenture) plus 418.75 basis points. On November 2, 1998, the Company consummated an exchange offer by exchanging its 9 1/2% Senior Subordinated Notes due 2008, Series B (the "Fixed Rate Exchange Notes") and Floating Rate Callable Securities due 2008, Series B (the " Floating Rate Exchange Notes") which have been registered under the Securities Act of 1933, as amended, for like principal amounts of the Fixed Rate Notes and the Floating Rate Notes, respectively.

     Certain funds managed by Kelso & Company and certain funds managed by Carousel Capital Corp. (collectively the "Equity Investors")invested an additional $16.3 million on March 30, 1998 to finance the acquisition of Taconic Telephone Corp. and an additional $15.0 million on April 30, 1998 to finance the acquisition of Ellensburg Telephone Company, resulting in a total of $47.8 million of equity capital invested in MJD through September 30, 1998.

     In addition to debt service, the Company's principal liquidity requirements are expected to be for general corporate purposes, capital expenditures and to consumate the Company's pending acquisitions. The Company believes that the proceeds from the New Credit Facility and the Notes provide sufficient resources to fund the pending acquisitions. The Company's annual capital expenditures for existing operations have historically been significant. Because existing regulations allow the Company to recover its operating and capital costs, plus a reasonable return on its invested capital in regulated telephone assets, capital expenditures constitute an attractive use of the Company's cash flow. The Company has historically generated sufficient cash flow from operations to meet all of its capital expenditure requirements for existing operations. In 1996 and 1997, the Company spent approximately $8.4 million and $8.2 million on capital expenditures, respectively. The Company expects capital expenditures in 1998 for all existing operations and the completed acquisitions to be approximately $15.0 million.

      Management evaluates potential acquisitions on an ongoing basis and has had, and continues to have, preliminary discussions concerning the purchase of additional RLECs and other telecommunications properties. The Company may require additional financing for future acquisitions, if any, and there can be no assurance that it will be able to obtain such financing on favorable terms, if at all.

     The Company's plan to enter additional markets as a CLEC is expected to result in the Company's incurring initial operating losses followed by significant capital expenditures. The Company currently estimates that it will invest approximately $5.0 million and $15.0 million in 1998 and 1999, respectively, related to the planned rollout of nine CLEC markets in 1998 and fifteen CLEC markets in 1999. In addition, the Company anticipates building facilities to migrate CLEC customers to the Company's existing networks, which will require substantially more capital expenditures in 1999 and 2000. The New Credit Facility limits the funding of such losses and capital expenditures to
(i) $5.0 million per year so long as the senior debt leverage ratio exceeds 4.0x and (ii) $15.0 million per year whenever such leverage ratio is under 4.0x. The terms of the Notes also impose certain restrictions on the Company's ability to fund its CLEC expansion. If the CLEC plan proves to be successful, the Company believes it will be able to raise separate financing for future CLEC capital requirements as permitted under the New Credit Facility and the Indenture for the Notes.

     Net cash provided by operating activities was $14.4 million and $6.6 million for the nine months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities was $175.5 million and $32.4 million for the nine months ended September 30, 1998 and 1997, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $171.7 million and $27.8 million for the nine months ended September 30, 1998 and 1997, respectively, and capital expenditures of $6.7 million and $5.1 million for the nine months ended September 30, 1998 and 1997, respectively.

     Net cash provided by financing activities was $168.4 million and $28.3 million for the nine months ended September 30, 1998 and 1997, respectively. These cash flows primarily represent borrowings, the proceeds of which were $71.1 million in 1997 and $451.0 million in the first nine months of 1998 and proceeds from the issuance of common stock of $15.9 million in 1997 and $31.8 million in the first nine months of 1998. A majority of the 1997 proceeds were utilized to repay long-term debt of $22.1 million and repurchase preferred stock and warrants for an aggregate amount of $31.5 million. A majority of the 1998 proceeds were utilized to repay long-term debt of $298.1 million and to purchase RLECs. On July 31, 1997, a recapitalization (the

"Recapitalization") of the Company was completed. The Company (i) issued 437,940 shares of the Company's Class A voting common stock for proceeds of $15.0 million in the aggregate to the Equity Investors and (ii) issued 4,400 shares to members of management for proceeds of $150,705. Proceeds from the Recapitalization and related borrowings of $39.2 million from CoBank, ACB were utilized to (i) retire certain subordinated notes issued by ST Enterprises, LTD., a wholly-owned subsidiary of the Company; (ii) repurchase all of the outstanding shares of preferred stock of the Company not owned by management; and (iii) repurchase certain common stock purchase warrants that were owned by Fleet Equity Partners and its affiliates. In October 1997, the Company issued an additional 43,790 shares of common stock to Kelso and Carousel for an aggregate amount of approximately $1.5 million. The proceeds of this stock issuance were utilized to finance the acquisition of C-R Communications, Inc.

     The Company may secure additional funding through the sale of public or private debt and equity securities or enter into another bank credit facility to fund future acquisitions. If the Company's growth occurs more rapidly than is currently anticipated or if its operating results are below expectations, there can be no assurance that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable, or that the Company's operations will produce positive cash flow in sufficient amounts to meet its debt obligations. The Company's failure to raise and generate sufficient funds may require it to delay or abandon some of its planned future growth or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications industry.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises report information regarding their operating segments in annual financial statements and requires that those enterprises report selected information regarding their operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures regarding products and services, geographic areas, and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company believes that adopting this accounting pronouncement in 1998 will not have a significant effect on the level of disclosures in its consolidated financial statements.

     In February 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosures about Pensions and other Post-Retirement Benefits" ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 revises disclosure requirements for pension and other post-retirement benefits plans. The Company believes that adopting this accounting pronouncement in 1998 will not have a significant effect on the level of disclosures in its consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company anticipates adopting this accounting pronouncement in 2000; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

YEAR 2000

The year 2000 issue involves the risk that computer systems using two-digit date fields will fail to recognize properly the year 2000, resulting in computer failures for businesses, government agencies, service providers, vendors and customers. The Company has assessed its systems and believes them to be year 2000 compliant. In addition, the Company has received assurance from its major software vendors that the products used by the Company are or will be compliant by early 1999. If the systems of other companies on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could have a material adverse effect on the Company. The Company has budgeted $100,000 to review the year 2000 issue during 1998 and will continue its year 2000 issue assessment and, if it comes to the attention of management that any of its systems, or the systems of those on whom the Company relies, are not year 2000 compliant, the Company expects to develop an action plan and devote the resources to address such problem. There can be no assurance that devoting further resources of the Company to the year 2000 issue, if the need should arise, would not have a material adverse effect on the Company.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

     On April 6, 1998, Latin World Communications, Inc. ("LWC") and Debra A. Boudrot, LWC's principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of ST Long Distance (a subsidiary of the Company), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by May, and ST Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, ST Long Distance provided long distance services to Plaintiffs in connection with the Plaintiffs' prepaid telephone card distribution business. On June 26, 1998, Plaintiffs filed an Amended Complaint. Plaintiffs assert claims against May, Siesta and ST Long Distance for breach of contract, fraud, misappropriation of trade secrets, overpayments to May, interference with business relationships, deceptive trade practices and trade slander. Plaintiffs seek approximately $1 million in damages plus an unspecified amount of damages related to these claims as well as injunctive relief relating to certain other matters. The Company timely answered the Plaintiffs' Complaint and Amended Complaint, denied Plaintiffs' claims, asserted counterclaims against Plaintiffs, asserted cross-claims against May, and filed a Third Party Complaint against David Dwiggins ("Dwiggins"), a business partner of May. The Company intends to vigorously contest all of the Plaintiffs' claims, believes that it has no liability to the Plaintiffs and will actively pursue its claims against Plaintiffs, May and Dwiggins. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

Item 5. Other Information

        RECENT AND PENDING ACQUISITIONS

     The Company has recently completed the following RLEC acquisition:

     UTILITIES, INC. On November 6, 1998, the Company acquired Utilities, Inc. ("Utilities"). Utilities is headquartered in Standish, Maine, approximately 15 miles west of Portland. Utilities operates approximately 22,200 access lines in central and southern Maine, most of which are located in exchanges adjacent to exchanges operated by subsidiaries of the Company. The Company purchased the stock of Utilities for approximately $52.3 million and assumed approximately $12 million of debt of Utilities. In the year ended December 31, 1997, Utilities had revenues of $16.2 million (which excludes the revenues of certain cellular businesses of Utilities that were not acquired by the Company).

      In the fourth quarter of 1998, the Company has entered into agreements to acquire three other unrelated RLECs. The acquisitions are not expected to close, however, until the first or second quarter of 1999. The aggregate purchase price for the acquisitions is expected to be approximately $21.7 million and will be financed through existing debt facilities. Each of the acquisitions will be accounted for using the purchase method of accounting.

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

         10.1 Purchase Agreement and Subordination Agreement between Bankers Trust Company and the Company.

         27.1  Financial Data Schedule.

          (b)  Reports on Form 8K

               The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1998

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MJD Communications, Inc.


Date: November 13, 1998                 By: /s/ Walter E. Leach, Jr.
                                            ---------------------------
                                            Walter E. Leach, Jr.
                                            Senior Vice President, Chief
                                            Financial Officer and Secretary
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)