Form 10-K405
period 1998-12-31
MJD COMMUNICATIONS INC
filed 1999-03-29
CIK 1062613

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 1998.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from [____________] to [___________]

                     Commission File Number 333 - 56365

                            MJD COMMUNICATIONS, INC.
              -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                   13-3725229
------------------------------------        ------------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

  521 East Morehead Street, Suite 250
       Charlotte, North Carolina                            28202
       -------------------------                 ---------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code: (704) 344-8150. Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of March 24, 1999, the registrant had outstanding 1,810,146.80 shares of common stock and no shares of the registrant's common stock were held by non-affiliates.

                            MJD COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

 ITEM                                                                     PAGE
NUMBER                                                                   NUMBER
------                                                                   ------

  -      Index..............................................................2

                                     PART I

  1.     Business...........................................................3
  2.     Properties........................................................10
  3.     Legal Proceedings.................................................11
  4.     Submission of Matters to a Vote of Security Holders...............12

                                     PART II

  5.     Market for Registrant's Common Equity and Related Stockholder
         Matters...........................................................13
  6.     Selected Financial Data...........................................14
  7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations .........................................16
  7A.    Quantitative and Qualitative Disclosures about Market Risk........23
  8.     Financial Statements and Supplementary Data.......................24
  9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure...........................................25

                                    PART III

  10.    Directors and Executive Officers of the Registrant................26
  11.    Executive Compensation............................................28
  12.    Security Ownership and Beneficial Management .....................31
  13.    Certain Relationships and Related Transactions....................33

                                     PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on Form 8K...35

         Independent Auditors Report and Schedule

   -     Signatures........................................................36


   -     Exhibit Index

                                     PART I

ITEM 1. BUSINESS

Company Overview

      MJD Communications, Inc. ("MJD" or the "Company") is a provider of telecommunications services to customers in rural communities offering a full array of services which include local, intrastate and interstate access, enhanced services, Internet services, cable television service and wireless telephony. As of December 31, 1998, the Company believes that it was the eighteenth largest telephone company in the United States, and the largest telephone company in the United States that focuses primarily on acquiring and operating rural telecommunications companies.

      The Company believes that the rural telecommunications market is an attractive investment opportunity due to the limited competition, stable economic and demographic characteristics and a favorable regulatory environment; in particular, pursuant to existing state and federal regulations, the Company is able to charge rates which enable it to recover its operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on its invested capital. The Company's rural local exchange carriers ("RLECs") which serve this market are characterized by stable operating results and strong cash flow margins. As of December 31, 1998, the Company had successfully completed the acquisition of seventeen RLECs located in ten states (Colorado, Illinois, Kansas, Maine, New Hampshire, New York, South Dakota, Washington, Oklahoma and Vermont) serving over 130,000 access lines. MJD's strategy is to improve operating margins and reduce trailing acquisition multiples by integrating many of the corporate and administrative functions of the acquired companies and increasing revenues through innovative marketing strategies for enhanced and ancillary services. The Company believes that the attractive operating characteristics of rural markets and the Company's ability to draw on its existing corporate resources create the opportunity to achieve and maintain substantial operating efficiencies. During 1998, the Company launched its competitive access exchange carrier ("CLEC") subsidiary, FairPoint Communications Corp. ("FairPoint"), a wholly owned subsidiary. Through FairPoint, the Company is extending its service offering to markets adjacent to its RLECs. For the year ended December 31, 1998, FairPoint had entered fourteen markets and has provisioned approximately 7,000 access lines which brought total access lines under MJD ownership or management to approximately 137,000.

      The Company was formed in 1991 to seek consolidation opportunities in the RLEC market. The Company's senior management team has significant industry experience and a demonstrated track record of acquiring and integrating RLECs. As of December 31, 1998, senior management owned 24.6% of the common stock of the Company on a fully diluted basis. The Company's primary equity investors are investment partnerships affiliated with Kelso & Company ("Kelso") and Carousel Capital Partners, L.P. ("Carousel" and collectively with Kelso, the "Equity Investors"), each of which owned 37.7% of the common stock of the Company on a fully diluted basis as of December 31, 1998. MJD benefits from the Equity Investors' financial and management expertise and financial support. The Equity Investors have invested a total of $47.8 million of equity capital in MJD through December 31, 1998.

Acquisition History

      The following summarizes each RLEC the Company has acquired to date:

                                                             Access Lines as
                                                                   of                              Purchase
                                        Location of           December 31,           Date            Price
       RLEC Acquired                     Operations               1998             Acquired      (in millions)
-------------------------------       ---------------        ----------------    ------------    -------------
Sunflower Telephone Company,          Kansas/Colorado             4,901            May 1993           $19.7
   Inc.
Northland Telephone Company           Maine/New                  21,486           August 1994         $39.7
   of Maine, Inc.                     Hampshire
STE/NE Acquisition Corp. d/b/a        Vermont                     5,675           August 1994         $12.0
   Northland Telephone Company
   of Vermont
Sidney Telephone Company              Maine                       1,417          January 1996         $ 3.0
Big Sandy Telecom, Inc.               Colorado                      934            June 1996          $ 3.1
Bluestem Telephone Company            Kansas                      1,008           August 1996         $ 3.9
Odin Telephone Exchange, Inc.         Illinois                    1,147           August 1996         $ 5.0
Kadoka Telephone Co.                  South Dakota                  572          January 1997         $ 2.9
Columbine Telephone Company,          Colorado                    1,195           April 1997          $ 4.6
Inc.
Chautauqua & Erie Telephone           New York                   11,715            July 1997          $22.0
   Corporation
C-R Communications, Inc.              Illinois                      936          October 1997         $ 4.0
Taconic Telephone Corp.               New York                   26,602           March 1998          $67.5
Ellensburg Telephone Company          Washington                 25,660           April 1998          $91.2
Chouteau Telephone Company            Oklahoma                    3,542            June 1998          $18.6
Utilities, Inc.                       Maine                      22,859          November 1998        $46.8
Ravenswood Communications, Inc.       Illinois                    2,014          February 1999        $ 9.5
Columbus Grove Telephone              Ohio                        1,834          February 1999        $ 5.0
Company
   Total:                                                       133,497

Industry Overview

      The local exchange carrier ("LEC") industry is composed of a few large companies such as the regional bell operating companies ("RBOCs") and a very large number of relatively small independent companies ("RLECs"). These small, independent telephone companies provide telephone service to more than five million residences and businesses in secondary and rural marketplaces.

      According to USTA data, there are over 1,250 independent telephone companies with less than 25,000 access lines in the U.S., many of which could be potential acquisition candidates for the Company. A majority of these small telephone companies operate in sparsely populated rural areas where competition from bypass companies including competitive access providers, cable television operators or wireless telecommunications companies (such as cellular or PCS providers) is limited due to the generally unfavorable economics of constructing and operating such competitive systems. Most RLECs are privately held by families or small groups of individuals. The Company believes that the owners of these small companies are increasingly interested in selling such companies as the growing technical, administrative and regulatory complexities of the local telephone business challenge the capabilities of the existing management. In addition, certain large telephone companies are selling many of their small rural exchanges to focus their attention on their major metropolitan operations that generate the bulk of their consolidated revenue and which are increasingly threatened by competition. The Company believes that these companies cannot continue to invest time and capital in rural operations that make up a relatively insignificant portion of their consolidated operations. Given these circumstances, the Company believes that it will continue to have numerous opportunities to acquire RLECs and rural telephone operations currently owned by the large telephone companies.

      Rural Telephone Industry. RLECs typically exhibit stable economic and demographic characteristics often associated with rural America. All of the Company's telephone company subsidiaries qualify as "RLECs" under the Telecommunications Act and are therefore entitled to benefit from a number of cost recovery mechanisms associated with the "rural carrier" designation.

      Because RLECs serve primarily rural areas and small towns, they tend to have unique characteristics that differentiate them from larger local exchange carriers ("LECs"). For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas as RLECs typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage competitors from entering territories served by RLECs. As a result, RLECs are not generally faced with the threat of competition, as compared to the RBOCs which often serve densely populated areas where significant economies of scale are achievable.

      Revenue Components. An RLEC generates revenue from: (i) the provision of basic local telephone service to customers within its service areas; (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance phone calls; (iii) USSF payments; and (iv) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable television services, Internet services and customer premises equipment sales.

      Capital Expenditures. Generally, RLECs' capital expenditures are (i) capital expenditures for maintenance and (ii) expenditures for any expansions required for growth within the RLEC's service area. Occasionally, RLECs are required to make significant capital investments in a particular year to replace a central switch, or to rebuild or upgrade elements or components of the RLEC's outside plant.

      Due to the relatively high cost associated with serving rural telephone properties, affordable universal telephone service could not be provided without the support mechanisms historically made available to RLECs. The government has preserved these support mechanisms in the Telecommunications Act with an established system of cost recovery mechanisms that ensure a minimum rate of return on capital investment in rural telephone assets. As a result, RLECs are entitled to recover a minimum rate of return on all capital invested in regulated telephone assets.

Services

      The Company offers a broad portfolio of high-quality telecommunications services for residential, business, government and carrier customers in each of its markets. The Company believes it is able to efficiently and reliably provide all of the telecommunications services required by its customers, thereby enhancing the Company's ability to build upon its recognized market brand identity within each of its markets. These services include dial tone for local, intrastate and interstate access, and such other services as long distance, Internet services, cable television services, entertainment and wireless telephony.

Generation of Revenue

      The Company primarily generates revenue through: (i) the provision of basic local telephone service to customers within its service areas; (ii) the provision of network access to IXCs for origination and termination of interstate and intrastate long distance phone calls; (iii) USSF payments; and
(iv) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable television services, Internet services and customer premises equipment sales.

      The following chart summarizes each component of the Company's revenue sources for the years ended December 31, 1996, 1997 and 1998:

                            % 1996        % 1997         % 1998
  Revenue Source            Revenue       Revenue        Revenue                      Description
-------------------         -------       -------        -------     ----------------------------------------------
Basic Local Service          18.4%         16.0%          19.2%      Enables the local customer to originate
                                                                     and receive an unlimited number of calls
                                                                     within a defined "exchange" area. The
                                                                     customer is charged a flat monthly fee
                                                                     which is regulated by state agencies.

Intrastate Access            32.0%         29.5%          26.3%      Enables an IXC to utilize the Company's
                                                                     local network to  originate or terminate an
                                                                     intrastate call. The access charge is paid
                                                                     by the IXC to the Company and is
                                                                     regulated by state regulatory agencies.

Interstate Access            31.0%         27.7%          27.7%      Enables an IXC to utilize the Company's
                                                                     local network to originate or terminate an
                                                                     interstate call. The access charge is  paid
                                                                     by the IXC to the Company and is
                                                                     regulated by the FCC.

USSF Revenue                 10.4%          9.0%           5.2%      The Company receives funds to subsidize
                                                                     the cost of providing high cost local
                                                                     telephone service in rural locations. The
                                                                     funds are allocated and distributed to the
                                                                     Company from pools of funds generated
                                                                     by IXCs and LECs.

Other Services                8.2%         17.8%          21.6%      The Company generates revenues from
                                                                     billing and collection, local and long
                                                                     distance resale, enhanced services,
                                                                     wireless  services, cable services, Internet
                                                                     services and customer premises
                                                                     equipment sales.

Basic Local Service

      Basic local service includes basic local lines, ISDN, Centrex, foreign exchange, private lines and switched data services. The Company provides basic local services to residential, business and government customers, generally for a fixed monthly charge. The amount that the Company can charge for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

Network Access Charges

      Network access charges relate to long distance or toll calls that typically involve more than one company to complete the call. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services to complete the call. The Company bills access charges to the other company involved in completing the call for the use of the Company's facilities to access the customer, as described below:

      Intrastate Access Charges. The Company generates intrastate access revenue when an intrastate long distance call (which involves an IXC) is originated by a customer within the same state but in another local access and transport area ("LATA," i.e., the calling area controlled by a LEC). The IXC pays the Company an intrastate access payment for either terminating or originating the call. The Company records the details of the call through its carrier access billing system ("CABS") and receives the access payment from the IXC. When a customer of the Company originates the call, the Company typically provides billing and collecting for the IXC through a billing and collection agreement. The access charge for the Company's intrastate service is regulated and approved by the state regulatory authority.

      Interstate Access Charges. The Company generates interstate access revenue when an interstate long distance call is originated by a customer calling from a LATA in one state to a LATA in another state. The Company bills interstate access charges in the same manner as it bills intrastate access charges; however, the interstate access charge is regulated and approved by the FCC instead of the state regulatory authority.

USSF Revenue

      The USSF supplements the amount of local service revenue received by the Company to ensure that basic local service rates for customers in high cost rural areas are consistent with rates charged in lower cost urban and suburban areas. The USSF is funded by monthly customer fees charged to IXCs and administered by the USAC which then distributes funds to the Company on a monthly basis based upon the Company's costs for providing local service.

Other Services

      The Company seeks to leverage its local presence and network infrastructure by offering services to customers such as long distance, enhanced services, wireless services, cable services, Internet services, billing and collection for IXCs and customer premises equipment sales.

      Long Distance Resale. In 1997, the Company began offering long distance services to its customers in select markets. The Company offers switched and dedicated long distance services in its select markets through resale agreements with national IXCs. In addition, in late 1997, the Company began offering wholesale long distance services to other independent telephone companies. As of December 31, 1998, the Company's RLECs provided long distance service to 27,996 customers or approximately 37.7% of the Company's total access lines in selected markets, and provided wholesale long distance service to seven independent companies.

      Enhanced Services. The Company's digital switch platform allows it to offer enhanced services such as call waiting, call forwarding, call return, continuous redial, caller ID, voice mail, teleconferencing, video conferencing, store-and-forward fax and follow-me numbers. As of December 31, 1998, approximately 36% of the Company's customers subscribed to one or more enhanced services.

      Wireless Services. The Company owns interests in various RSA or MSA properties. The Company resells cellular services in certain of its markets and may expand this wireless reseller strategy to other markets.

      Cable and Direct Broadcast Satellite ("DBS") Services. The Company currently offers cable television services to customers in its New York, Colorado and Oklahoma telephone markets. The Company continually evaluates opportunities to expand these markets or add DBS resale to its existing markets where appropriate.

      Internet Services. The Company offers dedicated and dial-up Internet access services in certain of its service areas. The Company operates and manages its own servers or is an agent for a third-party Internet service provider. The Company currently provides Internet services to over 4,048 customers in select markets, representing an average penetration rate in such markets of 7.8%.

      Billing and Collection. Many IXCs provide long distance services to the Company's RLEC customers and elect to use the Company's billing and collection services. The Company charges IXCs a billing and collection fee for each call record generated by the IXC's customer.

      Customer Premises Equipment Sales. In its New York markets, the Company sells and services equipment on its customers' premises. This equipment includes private branch exchanges, key systems, telephone sets and accessories. In addition, the Company offers inside wire maintenance plans to most of its customers.

      CLEC Services. The Company has extended its service offerings to markets adjacent to its RLEC franchise areas. The Company is or plans to offer an array of telecommunications services, such as local, long distance, data and wireless to customers in rural and small urban markets (populations between 25,000 and 75,000) within approximately 200 miles of a Company owned RLEC. During 1998, FairPoint entered and began offering telecommunications services in fourteen markets and at December 31, 1998 had provisioned approximately 7,000 access lines. The Company entered these markets on a resale basis and once reaching meaningful market share will migrate its customers to its own facilities-based services connected to the Company's RLEC network and switching facilities. Following Fairpoint's initial success, the Company plans to continue providing services to these existing markets and entering additional markets in 1999.

Sales and Marketing

      The Company's marketing approach emphasizes locally-managed, customer-oriented sales, marketing and service. The Company differentiates itself from its competitors by providing superior product and customer support services in its markets. As of December 31, 1998, the Company had 147 employees engaged in sales, marketing and customer service (excluding CLEC (as defined) and long distance employees).

      Each of the Company's RLECs generally has a long history in the communities it serves. It is the Company's policy to maintain and build upon its RLECs' strong market identity as this is a significant competitive advantage. As the Company markets new services and through its CLEC offers like services to out of franchise rural communities, it will seek to capitalize on its market identity to capture greater market recognition and market share.

      The Company has two basic groups of customers: (i) local customers located in the Company's LATAs who pay for local phone service and (ii) the IXCs which pay the Company for access to customers located within the Company's LATAs. In general, the vast majority of the Company's local customers are residential, as opposed to business, which is typical for rural telephone companies. In addition, no single customer within any of the Company's RLECs represents more than one half of one percent of such RLEC's total revenue.

Competition

      The Company believes that the Telecommunications Act of 1996 (the "Telecommunications Act") and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of telecommunications services; however, many of the competitive threats now confronting the large telephone companies do not currently exist in the RLEC marketplace. Since the enactment of the Communications Act of 1934 and its reaffirmation in the Telecommunications Act, regulations promoting "universal service" have allowed RLECs to maintain advanced technology while keeping prices affordable for rural customers. In light of the high cost per access line of installing lines and switches and providing telephone service in sparsely-populated rural areas, a system of cost recovery mechanisms has been established to, among other things, keep rural customer telephone charges at a "reasonable" level and yet allow owners of rural telephone companies to earn a fair return on their investment. These cost recovery mechanisms have resulted in robust RLEC telecommunications networks. All of the Company's telephone operating subsidiaries currently qualify as RLECs as defined under the Telecommunications Act.

      In markets where the Company implements its CLEC strategy, the Company will compete with incumbent local exchange carriers ("ILEC") and possibly other CLECs.

      The Company will be subject to competition for suitable acquisition candidates from other competitors engaged in the acquisition of RLECs. There are over 1,250 small independent companies that are potential acquisition candidates. However, a continuing trend toward business combinations and alliances in the telecommunications industry may increase competition for such acquisition candidates.

Network Facilities

      As of December 31, 1998, (i) the Company's RLEC franchise areas included 92 exchanges serving approximately 130,000 access lines that were located across approximately 12,146 square miles and (ii) the Company maintained over 12,200 miles of copper plant and 991 miles of fiber optic plant that interconnect the Company's remote central offices with IXCs serving the Company's subscribers. The Company's central office host and remote sites have advanced digital switches manufactured by Nortel or Siemens and current generic software which allows the Company to provide advanced calling features, products and services to its rural subscribers. The outside plant consists of transport and distribution delivery networks connecting the Company's host central office with remote central offices and ultimately to the Company's customers. Fiber optic technology is being deployed throughout the Company's network and is the primary transport technology between the Company's host and remote central offices and interconnection points with the RBOCs, GTE, long distance carriers or other RLECs. Where topography and geography permit, cable is generally buried, reducing the risk of service interruption from adverse weather.

      The Company's fiber optic transport systems are primarily synchronous optical networks ("SONET"). This type of network allows the Company to build and design more durable networks, while utilizing the less durable asynchronous optical systems for limited local or specialized applications. The Company's fiber optic transport system is capable of supporting increasing customer demand for high bandwidth transport services and applications.

      The Company has integrated numerous elements of its network to offer a variety of services and applications that meet increasingly sophisticated rural communications customers. These network elements include SS7 signaling networks, voice messaging platforms, switch based large Meet-Me Conference Bridges, switched 56Kb/sec digital data and ISDN lines, and numerous customer located key and PBX systems. As the telecommunications industry is subject to rapid and significant changes in technology, customer demand and competitive pressures, the Company consistently endeavors to introduce additional elements of functionality to its network, including Frame Relay and ATM switches, Local Number Portability, Advanced Intelligent Network (AIN) services, and Voice over I/P (Internet) opportunities.

      The Company has been segmenting its rural copper plant network into Carrier Serving Areas ("CSA's"), effectively multiplying embedded copper plant capacity and enabling unencumbered service deployment throughout the Company's service areas. The Company's strategy is to push the intelligence and unencumbered capabilities of host digital central office switch and transport closer to its increasingly sophisticated rural communications customers by deploying remote switches throughout the Company's service areas.

      The Company plans to prudently invest capital to maintain, replace and upgrade its entire telecommunications infrastructure. The Company continually reviews expenditures to ensure they are economically justifiable and result from an integrated network planning process.

Employees

      As of December 31, 1998, the Company employed a total of 706 full-time employees, of whom 83 were represented by unions. The Company has collective bargaining agreements with (i) Local 23-26 of the International Brotherhood of Electrical Workers (AFL-CIO) 107 covering 7 employees employed by its Northland Telephone Company of Vermont subsidiary; (ii) Local 1115 of the Communications Workers of America, covering 15 employees employed by its Chautauqua & Erie Telephone Corp. subsidiary in New York; and (iii) Local 166 of the International Brotherhood Electrical Workers (AFL-CIO), covering 61 employees employed by its Taconic Telephone Corp. subsidiary in New York. The contracts expire in February 1999, January 2000 and March 2000, respectively.

ITEM 2. PROPERTIES

      The Company owns most of its administrative and maintenance facilities, rolling stock, central office and remote switching platforms and outside plant. Administrative and maintenance facilities are generally located in or near community centers. Central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities (outside plant) include fiber optic backbone and copper wire distribution facilities which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the IXCs. These facilities are located on land pursuant to permits, easements or other agreements. Rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

      On April 6, 1998, Latin World Communications, Inc., ("LWC") and Debra A. Boudrot, LWC's principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of ST Long Distance (a subsidiary of STE), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by Mr. May, and ST Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, ST Long Distance provided long distance services to Plaintiffs in connection with Plaintiffs' prepaid telephone card distribution business. Plaintiffs have alleged, among other things, that Mr. May, Siesta and ST Long Distance have engaged in fraud, misappropriation of trade secrets, unfair competition, deceptive trade practices and trade slander; and that Mr. May, Siesta and ST Long Distance have breached various contractual obligations to the Plaintiffs and received certain overpayments from the Plaintiffs. Plaintiffs seek approximately $1 million in damages relating to such alleged overpayments, as well as injunctive relief relating to certain other matters. Despite the fact that LWC was unprofitable in the year ended December 31, 1997 and without any substantiation by any third party, on the basis of a three-month period in 1997 in which LWC claims it was profitable, the Plaintiffs have also alleged that ST Long Distance is responsible for lost profits of between $12 million and (assuming LWC's profits were to grow at a rate of 20% annually) $38 million, which LWC would have generated in the 10-year period after the cessation of the LWC/ST Long Distance business relationship. The Company intends to vigorously contest all of the Plaintiffs' allegations, and believes that it has no liability to the Plaintiffs. In particular, the Company believes the Plaintiffs' claim for lost profits are entirely speculative, frivolous and without merit. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The following matters were submitted during the fourth quarter of the fiscal year to a vote of the security holders of MJD:

            1. Consent by and among the Stockholders of MJD Communications, Inc. dated November 23, 1998 to an increase in the authorized capital stock of MJD by amendment to the Certificate of Incorporation. The amendment was unanimously approved by the Stockholders.

            2. Waiver and Consent by and among the Stockholders of MJD Communications, Inc. dated October 27, 1998 regarding the dissolution of MJD Partners, L.P. ("Partners"), the distribution of the assets of Partners and the waiver of certain restrictions under the Stockholders' Agreement dated July 31, 1997. The Waiver and Consent was unanimously approved by the Stockholders of MJD.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            (All share numbers and purchase price amounts have been adjusted to give effect to the stock split which occurred in November 1998.)

      There is no established public market for the common equity of the Company. Substantially all of the Company's equity securities are owned by Carousel Capital Partners, L.P. ("Carousel"), Kelso Investment Associates V, L.P. ("KIAV"), Kelso Equity Partners V, L.P. ("KEPV," and together with KIAV, "Kelso") and the Company's executive officers and directors.

      There are 2,086,816 shares of common stock that are subject to outstanding options or warrants to purchase, or securities convertible into, common equity of MJD.

      There are no shares of common stock that could be sold pursuant to Rule 144 under the Securities Act or that MJD has agreed to register under the Securities Act for sale by the security holders.

      There are no shares that are being, or have been publicly proposed to be, publicly offered by MJD (unless such common equity is being offered pursuant to an employee benefit plan or dividend reinvestment plan), the offering of which could have a material effect on the market price of MJD's common equity.

      The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants in the Company's bank lending arrangement. The Company currently has no intention of paying cash dividends on its equity securities for the foreseeable future.

      In March 1998, the Company sold 491,598.6 shares of Class A Voting Common Stock to Kelso, Carousel and the Company's officers and directors for a purchase price of $34.25 per share. The proceeds from the sale of these securities were used by the Company to finance its acquisition of Taconic Telephone Corp. (See
Item 13, "Certain Relationships and Related Transactions--Purchase of Common Stock by Management.")

      In April 1998, the Company sold 437,944 shares of Class A Voting Common Stock to Kelso and Carousel for a purchase price of $34.25 per share. The proceeds from the sale of these securities were used by the Company to finance its acquisition of Ellensburg Telephone Company.

ITEM 6. SELECTED FINANCIAL DATA
        (dollars in thousands)

      The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1998, are derived from the consolidated financial statements of MJD Communications, Inc. and its subsidiaries, which in the case of the consolidated financial statements for the years ended December 31, 1995, 1996, 1997 and 1998 have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statement data for the year ended December 31, 1994 are derived from consolidated financial statements of the Company which were audited by other independent certified public accountants. Dollar amounts are presented in thousands.

                                                                        Actual
                                             -------------------------------------------------------------
                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                               1994         1995         1996         1997         1998
                                             ---------    --------    ----------   ----------   ----------
Statement of Operations Data:
Operating revenues:
   Switched services......................   $  12,656    $ 22,763    $   27,973   $   39,257   $   72,124
   Other..................................       1,369       1,986         2,383        8,506       19,883
                                             ---------    --------    ----------   ----------   ----------
Total operating revenues..................      14,025      24,749        30,356       47,763       92,007
                                             ---------    --------    ----------   ----------   ----------
Operating expenses:
   Plant operations.......................       1,886       3,746         4,181        6,857       14,293
   Corporate and customer service.........       3,991       6,433         7,577       11,581       22,275
   Depreciation and amortization..........       3,099       5,757         6,644        8,777       20,089
   Cost of services resold................          --          --            97        4,791        6,163
   Other..................................       1,081       1,407         1,658        3,318       12,625
                                             ---------    --------    ----------   ----------   ----------
Total operating expenses..................      10,057      17,343        20,157       35,324       75,445
                                             ---------    --------    ----------   ----------   ----------
Income from operations....................       3,968       7,406        10,198       12,439       16,562
                                             ---------    --------    ----------   ----------   ----------
Other income (expense):
   Net income (loss) on sale of
      investments and other assets........       1,030         (30)           (3)         (19)         651
   Interest income........................         143         225           180          212          442
   Dividend income........................         553         664           667        1,182        1,119
   Interest expense.......................      (3,772)     (7,267)       (9,605)      (9,293)    (27,170)
   Other nonoperating, net................          29          33           (15)         140          885
                                             ---------    --------    ----------   ----------   ----------
Total other income (expense)..............      (2,017)     (6,375)       (8,776)      (7,778)    (24,073)
                                             ---------    --------    ----------   ----------   ----------
Earnings (loss) before income taxes and
   extraordinary item.....................       1,951       1,031         1,423        4,661      (7,511)
Income tax (expense) benefit..............        (940)       (547)       (1,462)      (1,876)      2,112
                                             ---------    --------    ----------   ----------   ----------
Earnings (loss) before extraordinary item
   and minority interest..................       1,011         484           (39)       2,785      (5,399)
Extraordinary item........................          --          --            --       (3,611)    (2,521)
                                             ---------    --------    ----------   ----------   ----------
Earnings (loss) before minority interest..       1,011         484           (39)        (826)     (7,920)
Minority interest income of subsidiaries..         (14)         (6)          (33)         (62)        (80)
                                             ---------    --------    ----------   ----------   ----------
Net earnings (loss).......................   $     997    $    478    $      (72)  $     (888)     (8,000)
                                             =========    ========    ==========   ==========   ==========

Balance Sheet Data:
Cash and cash equivalents.................   $   5,016    $  3,672    $    4,253   $    6,822   $   13,241
Working capital...........................       1,406       1,026           596          108        9,557
Property, plant and equipment net.........      37,616      37,048        41,615       61,207      142,321
Total assets..............................      82,281      79,218        97,020      144,613      440,891
Long-term debt............................      66,991      64,180        73,958      131,912      368,112
Redeemable preferred stock................       6,618       6,701        10,689          130           --
Total stockholders' equity (deficit)......        (333)        103        (2,142)     (10,939)       9,886

                                                                        Actual
                                             -------------------------------------------------------------
                                                                Year Ended December 31,
                                             -------------------------------------------------------------
                                               1994         1995         1996         1997         1998
                                             ---------    --------    ----------   ----------   ----------
Other Financial Data:
Adjusted EBITDA(1)........................   $   8,808    $ 14,050    $   17,639   $   22,669   $   39,668
Capital expenditures......................       1,768       4,439         8,439        8,262       12,433
Ratio of earnings to fixed charges(2).....        1.5x        1.1x          1.1x         1.5x           --

Summary Cash Flow Data:
Net cash provided by operating activities.   $   5,504    $  6,039    $    9,772   $    9,839   $   14,867
Net cash provided by (used in) investing
   activities.............................     (50,846)     (4,481)      (19,790)     (38,967)    (225,522)
Net cash provided by financing activities.      49,937      (2,903)       10,599       31,697      217,074

Operating Data:
Access lines in service...................      28,205      28,737        34,017       48,731      129,649

----------
(1) Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and extraordinary items. Adjusted EBITDA is presented because management believes it provides useful information regarding the Company's ability to incur and/or service debt. Management expects that investors may use this data to analyze and compare other telecommunications companies with the Company in terms of operating performance, leverage and liquidity. Adjusted EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or for cash flow as a measure of liquidity. The definition of EBITDA in the Indenture is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which the Company may incur. Adjusted EBITDA presented herein differs from the definition of EBITDA in the Indenture, which excludes from the calculation of EBITDA (i) net income of Unrestricted Subsidiaries (as defined in the Indenture) unless such net income is actually dividended to the Company or a Restricted Subsidiary and (ii) net income of any Restricted Subsidiary to the extent there is any restriction on the ability of such Restricted Subsidiary to pay dividends to the Company (except that the Company's equity in the net income of any such Restricted Subsidiary is included to the extent of dividends actually received by the Company from such Restricted Subsidiary). The definition of EBITDA in the Indenture is a component of the term "Pro Forma EBITDA" in the Indenture, which is used in a financial covenant calculation therein. Pro Forma EBITDA, as defined in the Indenture, differs from Adjusted EBITDA primarily because it is calculated after giving effect to cost savings the Company believes will be achieved during the applicable period. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest and extraordinary items, plus fixed charges. Fixed charges include interest expense on all indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. The Company had a deficiency of $7,511 to cover fixed charges in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      General. MJD was founded in 1991 to participate in the consolidation opportunities that exist in the highly fragmented, independent, largely privately held and operated, rural segment of the telecommunications industry. The Company is actively acquiring and operating rural local telephone carriers ("RLEC"). For the year ended December 31, 1998, the Company owned and operated 17 RLECs located in ten states. As of December 31, 1998, the Company believes that it was the eighteenth largest telephone company in the United States, with approximately 130,000 access lines, and the largest telephone company in the United States that focuses primarily on acquiring and operating rural telecommunications service companies. Also, during 1998 the Company launched its competitive access exchange carrier ("CLEC"), FairPoint Communications Corp ("FairPoint"), a wholly owned subsidiary. By year end 1998, FairPoint was providing telecommunications services in fourteen markets and provisioned approximately 7,000 access lines. With the inclusion of FairPoint, total access lines under management by the Company was 137,000 at December 31, 1998.

      For the year ended December 31, 1998, the Company had revenue and adjusted EBITDA of approximately $92.0 million and approximately $39.7 million, respectively. The Company provided net cash of approximately $14.9 million from operating activities, used net cash of approximately $225.5 million in investing activities and provided net cash of approximately $217.1 million from financing activities for the year ended December 31, 1998.

      The Company's operations have been characterized by stable growth and cash flow that typifies the stable economic and demographic characteristics of its rural service areas. The primary reason for the growth in the Company's cash flow has been the acquisition of additional RLECs. During 1998, the Company acquired four RLECs that significantly contributed to the Company's growth for the year ended December 31, 1998. As a result of these four acquisitions, the Company acquired approximately 78,700 access lines and various cable television, Internet and wireless assets. See Note 2 to Consolidated Financial Statements for additional information.

Total Minutes of Use Growth Under MJD Ownership

      The following chart illustrates Minutes of Use ("MOU") growth experienced by the Company:

                         1994           1995           1996            1997            1998
                     ------------  -------------  --------------  -------------    -------------
Sunflower-Kansas ...  50,895,394     51,274,642      52,393,074     60,791,553        69,506,448
Sunflower-Colorado .   5,122,171      4,998,707       5,338,954      5,474,730         5,511,144
Northland-Maine ....  91,695,162*   227,850,913     245,268,456    291,489,937       349,727,547
Northland-Vermont ..  23,123,900*    55,819,538      63,293,970     68,263,915        79,443,225
Sidney .............                                 21,169,908     23,411,177        24,808,248
Big Sandy ..........                                  8,018,156*    17,149,198        18,502,564
Bluestem ...........                                  2,657,899*     7,308,376        12,709,165
Odin ...............                                  6,775,410*    17,128,665        17,568,669
Kadoka .............                                                 6,686,692         6,476,420
Columbine ..........                                                13,165,980*       20,348,139
Chautauqua & Erie ..                                                76,854,224*      161,719,750
C-R ................                                                 4,443,983*       18,881,863
Taconic ............                                                                 307,410,445*
Ellensburg .........                                                                 252,951,181*
Chouteau ...........                                                                  32,206,913*
Utilities ..........                                                                  46,998,323*
    Total .......... 170,836,627    339,943,800     404,915,827    592,168,430     1,424,770,044
                     ===========    ===========     ===========    ===========     =============

*     Period includes less than 12 months.

Access Line Growth Under MJD Ownership

The following chart illustrates access lines at the individual RLECs for the fiscal year indicated:

                          1994      1995      1996       1997      1998
                        --------  --------  --------   --------  -------
Sunflower--Kansas .....    4,097     4,140     4,232      4,343    4,553
Sunflower--Colorado ...      302       305       326        332      348
Northland of Maine ....   18,629    18,978    19,728     20,493   21,486
Northland of Vermont ..    5,177     5,314     5,409      5,510    5,675
Sidney ................                        1,295      1,359    1,417
Big Sandy .............                          865        893      934
Bluestem ..............                        1,018        992    1,008
Odin ..................                        1,144      1,164    1,147
Kadoka ................                                     580      572
Columbine .............                                   1,085    1,195
C&E ...................                                  11,070   11,715
C-R ...................                                     910      936
Taconic ...............                                           26,602
Ellensburg ............                                           25,660
Chouteau ..............                                            3,542
Utilities .............                                           22,859
    Total .............   28,205    28,737    34,017     48,731  129,649
                          ======    ======    ======     ======  =======

Note: Data is as of December 31 of the relevant year.

      The 1998 acquisitions represented 78,700 access lines or 60.6% of the total access lines at December 31, 1998. For the RLECs acquired prior to 1998, access lines were 50,986, an increase of 4.6% compared to prior year, 1997.

      Revenues: The Company generates revenue primarily through: (i) the provision of basic local telephone service to customers within its service areas (including federal USSF revenues, which accounted for approximately 5.2 % for the year ended December 31, 1998); (ii) the provision of network access to Inter Exchange Carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls; and (iii) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable services, Internet services, customer premises equipment sales and FairPoint. The revenues listed in clauses (i) and
(ii) above are classified by the Company as "Switched Services." The revenues listed in clause (iii) above are classified by the Company as "Other revenue."

                                             % of Revenue
                                 ----------------------------------------------
Revenue Source                              1996         1997          1998
--------------                        -------------  ------------  ------------

Basic Local Service ....................     18.4%         16.0%         19.2%
Interstate and Intrastate Access .......     63.0%         57.2%         54.0%
USSF ...................................     10.4%          9.0%          5.2%
Other Services .........................      8.2%         17.8%         21.6%

      The Company's historically stable revenues are the result of the basic utility of telecommunications services, the highly regulated nature of the telecommunications industry and underlying cost recovery settlement and support mechanisms. The Company's subscribers are predominantly residential. Basic local service allows the user to place unlimited calls within a defined local calling area. Universal Service Support Fund ("USSF") revenues are a support payment paid to the Company to support the high cost of its operations in rural markets. Access revenues are generated by providing IXCs access to the Company's local network and its customers. Other revenue is generated from the ancillary services described above.

      The Company's RLECs have two basic groups of customers: (i) local customers located in the RLEC's LATA(s) who pay for local telephone service and
(ii) the IXCs which pay the RLEC, directly or via National Exchange Carrier Association ("NECA") for access to customers located within the RLEC's LATA(s). The RLECs provide access service to numerous IXCs and also bill and collect long distance charges from customers on behalf of the IXCs. The amount of access charge revenue associated with a particular IXC varies depending upon the RLEC's local customers' long distance calling patterns and choice of long distance carrier.

      Operating Expenses: The Company's operating expenses are categorized as plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses. Year to year changes in such expenses are influenced by access line growth and general business inflationary adjustments. Plant operations expenses consist of operating expenses incurred by the Company in connection with the operation of its central offices and outside plant facilities and related operations. Corporate and customer service expenses consist of expenses generated by the Company's general management, accounting, engineering, marketing and customer service functional groups. Cost of services resold are the expenses incurred to provide long distance resale by the Company's long distance subsidiary, ST Long Distance ("STLD") and local and long distance resale by FairPoint. Other general and administrative expenses are expenses such as property taxes, operating expenses at STLD and FairPoint and other miscellaneous expenses.

      Other (Income) Expenses: The Company's other income includes interest income, dividends, gain or loss on sale of assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest on the Company's debt and other non-operating expenses.

Results of Operations

      Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

      Operating Revenue. Net revenue increased $44.2 million or 92.6% to $92.0 million in the year ended December 31, 1998 from $47.8 million in the year ended December 31, 1997. The acquisition in 1998 of Taconic Telephone Corp., Ellensburg Telephone Company, Chouteau Telephone Company, and Utilities, Inc. (collectively, the "1998 Acquisitions") as well as the full year results for the RLECs acquired by the Company in 1997 (collectively, the "1997 Acquisitions"), provided for 87.6 % of the increase. The Company's CLEC, FairPoint, reported first year revenues of $1.1 million or 2.5% of the increase in revenues reported in 1998. For the RLECs owned and operated for a comparable period in 1998 and 1997, net revenue improved approximately $1.0 million or 2.3% to $43.9 million in 1998 from $42.9 million in 1997.

      Basic local service revenue increased $10.1 million to $17.7 million for the year ended December 31, 1998 from $7.6 million for the year ended December 31, 1997. This revenue increase is primarily attributable to an increase in access lines. The Company's access lines increased to 129,649 access lines from 48,731 access lines at December 31,1998 and 1997, respectively. The inclusion of access lines from the RLECs acquired by the Company during 1998 provided an increase of approximately 78,700 access lines and internal growth by RLECs owned and operated by the Company at December 31, 1997 provided an increase of approximately 2,300 access lines. Revenue contribution from the RLECs acquired in 1998 and 1997 provided $9.6 million of the increase in basic local service revenue for the year ended December 31, 1998. For the RLECs owned and operated for a comparable period by the Company, basic local service revenue increased by $0.4 million to $6.9 million for the year ended December 31, 1997 from $6.5 million for the year ended December 31, 1997.

      USSF revenue increased $0.4 million to $4.7 million for the year ended December 31, 1998 from $4.3 million for the year ended December 31, 1997. For the RLECs owned and operated for a comparable period by the Company, USSF revenues decreased by $0.3 million to $3.7 million dollars for the year ended December 31, 1998 from $4.0 million for the year ended December 31, 1997.

      Interstate and intrastate revenues increased $22.4 million to $49.7 million for the year ended December 31, 1998 from $27.3 million for the year ended December 31, 1997. This revenue increase is attributable to an increase in access lines and MOUs and an increase in interstate and intrastate settlement revenue administered by NECA or a respective state's settlement methodologies. Revenue contribution from the RLECs acquired in 1998 and 1997 provided $17.2 million and $4.3 million, respectively, of the increase in interstate and intrastate revenue for the year ended December 31, 1998. For the RLECs owned and operated for a comparable period by the Company, interstate and intrastate revenues increased by $0.9 million to $26.0 million for the year ended December 31, 1998 from $25.1 million for the year ended December 31, 1997.

      Other revenues increased $11.4 million to $19.9 million for the year ended December 31, 1998 from $8.5 million for the year ended December 31, 1997. Revenue contribution from the RLECs acquired by the Company during 1998 and 199 provided $6.8 million and $2.4 million, respectively, of the increase in other revenue for the year ended December 31, 1998. FairPoint reported first year revenue of $1.1 million. For the RLECs owned and operated for a comparable period by the Company, other revenues increased by $1.0 million to $8.4 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997.

      Operating Expenses. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses increased $40.1 million or 113.6% to $75.4 million in the year ended December 31, 1998 from $35.3 million during the year ended December 31, 1997. The increase was primarily attributable to the operating expenses incurred by the 1998 Acquisitions and the 1997 Acquisitions, which contributed an aggregate of $31.6 million of the increase. Expenses associated with the start up and operation of FairPoint were $5.8 million or 14.5% of the expense increase in 1998. For RLECs owned and operated for a comparable period in 1998 and 1997, operating expense increased approximately $2.6 million or 8.3% to $34.0 million in 1998 from $31.4 million in 1997. This increase can be attributed to a $3.0 million increase in corporate and customer service expenses associated with the dramatic growth experienced by the Company in 1998.

      Income from Operations. As a result of the factors described above, income from operations increased $4.1 million or 33.1% to $16.6 million in the year ended December 31, 1998 from $12.4 million in the year ended December 31, 1997. As a percentage of revenues, the income from operations was 18.0% in 1998 as compared to 26.0% in 1997. The income from operations decline in 1998 is primarily attributed to the expenses associated with the launch of FairPoint. For RLECs owned and operated for comparable periods in 1998 and 1997, the income from operations decreased $1.8 million to $9.7 million in 1998 from $11.5 million in 1997 and the income from operations margin decreased to 22.4% from 26.9%. The decrease was attributed to an increase in corporate and customer services expenses.

      Other Income (Expense). Net other expense increased $16.3 million or 209.5% to $24.1 million in the year ended December 31, 1998 from $7.8 million during the year ended December 31, 1997. The increase was due to primarily interest expense associated with the additional debt incurred to complete the 1998 Acquisitions. The increase in other expenses was partially offset by a net gain from sale of assets of $0.7 million and an increase of $0.2 million in dividend and interest income from the Company's investments.

      Extraordinary Item. For the year ended December 31, 1998, the Company recognized an extraordinary loss of $2.5 million (net of taxes) related to the early retirement of debt.

      Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

      Operating Revenue. Net revenue increased $17.4 million or 57.3% to $47.8 million in the year ended December 31, 1997 from $30.4 million in the year ended December 31, 1996. Revenue from the acquisitions in 1997 of Kadoka Telephone Co., Columbine Telephone Company, Chautauqua & Erie Telephone Corp. ("C&E") and C-R Communications, Inc. (collectively, the "1997 Acquisitions") as well as the full year results for the RLECs acquired by the Company in 1996 (collectively, the "1996 Acquisitions"), provided for 46.4% of the increase. The company's long distance resale subsidiary, STLD, reported first year revenues of $4.0 million or 23.0% of the increase in total revenues reported in 1997. For RLECs owned and operated for a comparable period in 1997 and 1996, net revenue increased approximately $5.3 million or 19.2% to $32.9 million in 1997 from $27.6 million in 1996.

      Basic local service revenue increased $2.0 million to $7.6 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996. This revenue increase is primarily attributable to an increase in access lines. The Company's access lines increased 14,714 to 48,731 access lines from 34,017 access lines for the years ended December 31, 1997 and 1996, respectively. The inclusion of access lines from the RLECs acquired by the Company during 1997 provided an increase of 13,645 access lines and internal growth by RLECs owned and operated by the Company at December 31, 1997 provided an increase of 1,069 access lines. Revenue contribution from the RLECs acquired in 1997 and 1996 provided $1.6 million of the increase in basic local service revenue for the year ended December 31, 1997. For the RLECs owned and operated for a comparable period by the Company, basic local service revenue increased by $0.4 million to $6.5 million for the year ended December 31, 1997 from $5.6 million for the year ended December 31, 1996.

      USSF revenues increased $1.1 million to $4.3 million for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996. For the RLECs owned and operated for a comparable period by the Company, USSF revenues increased by $0.4 million to $3.6 million dollars for the year ended December 31, 1997 from $3.2 million for the year ended December 31, 1996.

      Interstate and intrastate revenues increased $8.2 million to $27.3 million for the year ended December 31, 1997 from $19.1 million for the year ended December 31, 1996. This revenue increase is attributable to an increase in access lines and MOUs and an increase in interstate and intrastate settlement revenue administered by NECA or a respective state's settlement methodologies. Revenue contribution from the RLECs acquired in 1997 and 1996 provided $1.5 million and $2.8 million, respectively, of the increase in interstate and intrastate revenues for the year ended December 31, 1997. For the RLECs owned and operated for a comparable period by the Company, interstate and intrastate revenues increased by $3.9 million to $23.1 million for the year ended December 31, 1997 from $19.1 million for the year ended December 31, 1996.

      Other revenues increased $6.1 million to $8.5 million for the year ended December 31, 1997 from $2.4 million for the year ended December 31, 1996. Revenue contribution from the RLECs acquired by the Company during 1997 and 1996 provided $0.1 million and $1.2 million, respectively, of the increase in other services revenues for the year ended December 31, 1997. The Company's long distance resale subsidiary, STLD, reported first year revenues of $4.0 million or 65.6% of the increase in total revenues reported in 1997. For the RLECs owned and operated for a comparable period by the Company, other revenues increased by $0.6 million to $3.1 million for the year ended December 31, 1997 from $2.5 million for the year ended December 31, 1996.

      Operating Expenses. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses increased $15.2 million or 75.2% to $35.3 million in the year ended December 31, 1997 from $20.1 million during the year ended December 31, 1996. The increase was primarily attributable to the operating expenses incurred by the acquisitions of businesses in 1997 and 1996, which contributed an aggregate of $6.3 million to the increase. Expenses allocated with the start up and operations of STLD were $5.4 million or 35.5% of the total expense increase in 1997. For RLECs owned and operated for a comparable period in 1997 and 1996, operating expense increased approximately $3.6 million or 19.4% to $22.2 million in 1997 from $18.6 million in 1996. Most of this increase can be attributed to a $1.2 million increase in corporate and customer service, a $0.9 million change in other expense related to a change in regulatory treatment for a reciprocal use agreement with Bell Atlantic Corporation, and and an increase in toll costs related to new ISP activity.

      Income from Operations. As a result of the factors described above, income from operations increased $2.2 million or 22.0% to $12.4 million in the year ended December 31, 1997 from $10.2 million in the year ended December 31, 1996. As a percentage of revenues, income from operations margin was 26.0% in 1997 as compared to 33.6% in 1996. For RLECs owned and operated for comparable periods in 1997 and 1996, the income from operations increased $1.8 million or 20.2% to $10.7 million in 1997 from $8.9 million in 1996 and the income from operations margin increased to 32.5% from 32.4%.

      Other Income (Expense). Net other expense decreased $1.0 million or 11.4% to $7.8 million in the year ended December 31, 1997 from $8.8 million during the year ended December 31, 1996. The improvement was because there was a decrease in interest expense of approximately $0.3 million and an increase of $0.5 million in dividend and interest income from the company's investments.

      Extraordinary Item. For the year ended December 31, 1997, the Company recognized an extraordinary loss of $3.6 million (net of taxes) related to the early retirement of debt.

Liquidity and Capital Resources

      Implementation of the Company's acquisition strategy has required a significant portion of the Company's capital resources. The Company historically has used the proceeds of bank debt and private equity offerings, supplemented by the Company's available cash flow, to fund the implementation of the Company's acquisition strategy.

      On March 30, 1998, the Company closed a $315.0 million senior secured credit facility (the "Credit Facility") which included (i) $75.0 million of term debt (Tranche C) amortized over nine years, (ii) $155.0 million of term debt (Tranche B) amortized over eight years and (iii) an $85.0 million reducing revolving credit facility (the "Revolver") with a term of six and one-half years. All obligations of the Company under the Credit Facility are guaranteed by four of the intermediary subsidiaries of the Company; ST Enterprises, Ltd., MJD Holdings Corp., MJD Services Corp. and MJD Ventures, Inc. The ability of such subsidiaries to guarantee the obligations of the Company under certain circumstances may be restricted. The Company is obligated to comply with certain financial ratios and tests, including the following (which ratios became less restrictive as a result of the Company achieving a ratio of senior debt to annualized EBITDA ratio of less than 4.0 to 1.0): (i) maintain a ratio of annualized EBITDA to interest expense of 1.5 to 1.0; (ii) maintain a ratio of debt to annualized EBITDA of not more than 6.5 to 1.0; and (iii) maintain a ratio of senior debt to annualized EBITDA of not more than 4.0 to 1.0. The Company is currently in compliance with all covenants under the Credit Facility. See Note 5 to Consolidated Financial Statements for additional information.

      On May 5, 1998, the Company consummated its debt offering consisting of $125.0 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes"), and $75.0 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the "Floating Rate Notes") (together with the Fixed Rate Notes, "the Notes"). Proceeds were used to reduce the tranche A and tranche B debt outstanding under the Credit Facility. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt (as defined in the indenture relating to the Notes) of the Company, and effectively subordinated to all existing and future debt and other liabilities (including trade payables and accrued liabilities) of the Company's subsidiaries. Interest on the Notes is payable semi-annually. Interest on the Fixed Rate Notes is fixed at 9 1/2% and interest on the Floating Rate

Notes is equal to a rate per annum at LIBOR (as defined in the Indenture) plus
418.75 basis points. On November 2, 1998, the Company consummated an exchange offer pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File # 333-56365, declared effective October 1, 1998 by exchanging its 9 1/2% Senior Subordinated Notes due 2008, Series B (the "Fixed Rate Exchange Notes") and Floating Rate Callable Securities due 2008, Series B (the " Floating Rate Exchange Notes") which have been registered under the Securities Act of 1933, as amended, for like principal amounts of the Fixed Rate Notes and the Floating Rate Notes, respectively. The Company is currently in compliance with all covenants under the Credit Facility. See Note 5 to Consolidated Financial Statements for additional information.

      Certain funds managed by Kelso & Company and certain funds managed by Carousel Capital Corp. (collectively the "Equity Investors") invested an additional $16.3 million on March 30, 1998 to finance the acquisition of Taconic Telephone Corp. and an additional $15.0 million on April 30, 1998 to finance the acquisition of Ellensburg Telephone Company, resulting in a total of $47.8 million of equity capital invested in MJD by the Equity Investors through December 31, 1998.

      In addition to debt service, the Company's principal liquidity requirements are generally expected to be for general corporate purposes, capital expenditures and to finance the Company's pending acquisition activities. The Company believes that the proceeds from the Credit Facility, the Notes and the sale of non-core assets during 1999 provide sufficient resources to fund the pending acquisitions that will close in the first half of 1999. The Company's annual capital expenditures for existing operations have historically been significant. Because existing regulations allow the Company to recover its operating costs, plus a reasonable return on its invested capital in regulated telephone assets, capital expenditures constitute an attractive use of the Company's cash flow. The Company has historically generated sufficient cash flow from operations to meet all of its capital expenditure requirements for existing operations. In 1998 and 1997 and 1996, the Company spent approximately $12.4 million, $8.3 million and $8.4 million, respectively, on capital expenditures.

      The Company's entry into additional markets as a CLEC is expected to result in the Company's incurring initial operating losses. The Company invested approximately $5.0 million in 1998 and it expects to invest approximately $15.0 million in 1999, to expand into ten additional markets bringing its total markets to 24 by the end of 1999. In addition, FairPoint plans to build facilities to migrate its customers to the Company's existing networks, which will require substantial capital expenditures in 1999 and 2000. The Credit Facility limits the funding of such losses and capital expenditures to (i) $5.0 million per year so long as the senior debt leverage ratio exceeds 4.0x and (ii) $15.0 million per year whenever such leverage ratio is under 4.0x. The terms of the Notes also impose certain restrictions on the Company's ability to fund FairPoint's expansion. If FairPoint's plan proves to be successful, the Company believes it will be able to raise separate financing for FairPoint's future capital requirements as permitted under the Credit Facility and the Indenture for the Notes.

      Net cash provided by operating activities was $14.9 million and $9.8 million for the years ended December 31, 1998 and 1997, respectively. Net cash used in investing activities was $225.5 million and $39.0 million for the year ended December 31, 1998 and 1997, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $217.1 million and $30.8 million for the years ended December 31, 1998 and 1997, respectively and capital expenditures of $12.4 and $8.3 for the years ended December 31, 1998 and 1997, respectively. Net cash provided by financing activities was $217.1 and $31.7 million for the years ended December 31, 1998 and 1997, respectively. These cash flows primarily represent borrowings, the proceeds of which were $510.6 in 1998 and $71.1 in 1997, and from the proceeds of the issuance of common stock of $31.8 million and $15.9 million in 1998 and 1997, respectively. A majority of the 1998 proceeds were used to repay long-term debt of $307.8 and to complete the 1998 acquisitions. A majority of the 1997 proceeds were utilized to repay long-term debt of $22.1 million and repurchase preferred stock and warrants for an aggregate amount of $31.5 million. See Note 9 to Consolidated Financial Statements for additional information.

      Net cash provided by operating activities was $9.8 million for each of the years ended December 31, 1997 and 1996. Net cash used in investing activities was $39.0 million and $19.8 million for the years ended December 31, 1997 and 1996, respectively. These cash flows primarily reflect expenditures relating to acquisitions of telephone properties of $30.8 million and $11.3 million for the years ended December 31, 1997 and 1996, respectively, and capital expenditures of $8.3 million and $8.4 million for the years ended December 31, 1997 and 1996, respectively. Net cash provided by financing activities was $31.7 million and $10.6 million for the years ended December 31, 1997 and 1996, respectively. These cash flows primarily represent borrowings, the proceeds of which were $71.1 million and proceeds from the issuance of common stock of $15.9 million in 1997. A majority of the 1997 proceeds were utilized to repay long-term debt of $22.1 million and repurchase preferred stock and warrants for an aggregate amount of $31.5 million. On July 31, 1997, a recapitalization (the "Recapitalization") of the Company was completed. For additional information, see Note 9 to the Consolidated Financial Statements.

      Adjusted EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Adjusted EBITDA presented herein differs from the definition of EBITDA in the indenture applicable to the covenants for the Notes. The definition of EBITDA in such indenture is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which the Company may incur. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

      Adjusted EBITDA is presented because management believes it provides useful information regarding the Company's ability to incur and/or service debt. Increases or decreases in Adjusted EBITDA may indicate improvements or decreases, respectively, in the Company's free cash flows available to incur and/or service debt and cover fixed charges. Management expects that, because Adjusted EBITDA is commonly used in the telecommunications industry as a measure of performance, investors may use this data to analyze and compare other telecommunications companies with the Company in terms of operating performance, leverage and liquidity.

      Adjusted EBITDA increased 75.0% to $39.7 million for the twelve months ended December 31, 1998 from $22.7 million in the year ended December 31, 1997. Adjusted EBITDA reported by the RLECs was $44.8 million, by STLD was $(0.5) million and by FairPoint was $(4.6) million for the year ended December 31, 1998. Adjusted EBITDA increased 28.5% from $17.6 million in the year ended December 31, 1996 to $22.7 million in the year ended December 31, 1997. Adjusted EBITDA reported by the RLECs was $24.1 million and by STLD was $(1.4) million for the year ended December 31, 1997. Adjusted EBITDA reported by the RLECs was $17.6 million for the year ended December 31, 1996.

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

Inflation

      The Company does not believe inflation has a significant effect on its operations.

Year 2000

      The Year 2000 issue concerns the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. The Company has initiated a Year 2000 Project Plan ("the Plan") to assess whether its systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan is to correct, prior to January 1, 2000, any Year 2000-related problem with critical systems, the failure of which could have a material adverse effect on the Company's operations. The Plan includes steps to (i) identify each critical system element that requires date code remediation, (ii) establish a plan to remediate such systems, (iii) implement all required remediations and (iv) selectively test the remediated systems.

      Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned systems; (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer services systems and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000 related liability with respect to the telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers. The identification, planning and remediation phases of the Plan are materially complete as they relate to Company-owned systems.

      Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors and other telecommunications carriers:

      o The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to Company-owned systems are in process and are expected to be completed by mid-year 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

      o With respect to critical services provided by utilities and other third parties, the Company is in the process of contacting all such suppliers and plans to have contacted all such suppliers before the end of first quarter 1999. Thus far, a majority of those suppliers contacted have responded that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

      o The Year 2000 compliance status of other telecommunications carriers with which the Company's switching systems interconnect is not yet known. The Company is making inquiries with these carriers to determine their compliance status and expects to obtain the results of compliance tests during second quarter 1999, although there can be no assurance that carriers will supply this information.

      While the Company currently believes that it will be able to remediate and selectively test Company-owned systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) to timely and accurately process service requests and (iv) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans.

      Contingency planning to maintain and restore services in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed during the first quarter of 1999, but their review and development will continue into 1999.

      Although the total costs to implement the Plan cannot be precisely estimated, the Company anticipates spending approximately of $1.0 million. The costs incurred to date and estimated remaining costs are for outside consultants, software and hardware applications. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles. The Company does not separately track the internal costs incurred for the Year 2000 project, and such cost are principally the related payroll costs for its information systems group. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as approximately 82% of the Company's debt is at fixed rates or effectively at fixed rates through the use of interest rate swaps. At December 31, 1998, the fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1998, the Company had long-term debt with a carrying value of approximately $368.1 million and estimated fair value of approximately $370.0 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 91.6 basis points in interest rates (ten percent of the rates currently offered to the Company). An increase in interest rates would result in approximately a $0.7 million decrease in fair value of the Company's long-term debt.

During 1998, the Company entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of these swaps was approximately $(1.7) million at December 31, 1998. The negative fair value indicates an estimated amount the Company would have to pay to cancel the contracts or transfer them to other parties. Pertaining to its Credit Facility, the Company used an interest rate swap agreement with a notational amount of $25 million to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As to its Floating Rate Notes, the Company used two interest rate swap agreements, with notational amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. Both swap agreements expire on November 1, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
MJD Communications, Inc.:

We have audited the accompanying consolidated balance sheets of MJD Communications, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MJD Communications, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

February 19, 1999
Lincoln, Nebraska

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                           Assets                                   1998     1997
                                                                  --------  -------
                                                                (Dollars in thousands)
Current assets:
  Cash and cash equivalents                                       $ 13,241    6,822
  Accounts receivable, net of allowance for doubtful accounts of
    $369 in 1998 and $49 in 1997                                    19,112    8,313
  Prepaid and other assets                                           3,283    1,249
  Income taxes recoverable                                              --      757
                                                                  --------  -------
         Total current assets                                       35,636   17,141
                                                                  --------  -------
Property, plant, and equipment, net                                142,321   61,207
                                                                  --------  -------
Other assets:
  Investments                                                       37,894   11,424
  Goodwill, net of accumulated amortization                        203,867   50,433
  Debt issue costs, net of accumulated amortization                 16,121    2,981
  Covenants not to compete, net of accumulated amortization          2,938      988
  Other                                                              2,114      439
                                                                  --------  -------
         Total other assets                                        262,934   66,265
                                                                  --------  -------
         Total assets                                             $440,891  144,613
                                                                  ========  =======

See accompanying notes to consolidated financial statements.

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

       Liabilities and Stockholders' Equity (Deficit)                 1998        1997
                                                                    ---------   --------
                                                                   (Dollars in thousands
                                                                     except share data)
Current liabilties:
  Accounts payable                                                  $  10,153      5,055
  Current portion of long-term debt                                     3,502      5,409
  Demand notes payable                                                    754        879
  Current portion of obligation for covenants not to compete              881        256
  Accrued interest payable                                              3,947      2,819
  Accrued property taxes                                                1,847      1,171
  Other accrued liabilities                                             4,407      1,444
  Income taxes payable                                                    588         --
                                                                    ---------   --------
         Total current liabilities                                     26,079     17,033
                                                                    ---------   --------
Long-term liabilities:
  Long-term debt, net of current portion                              364,610    126,503
  Put warrant obligation                                                4,169      3,456
  Unamortized investment tax credits                                      632        199
  Obligation for covenants not to compete, net of current portion       2,162        756
  Deferred income taxes                                                26,729      6,983
  Other liabilities                                                     3,189        132
                                                                    ---------   --------
         Total long-term liabilities                                  401,491    138,029
                                                                    ---------   --------
Minority interest                                                         435        360
                                                                    ---------   --------
Redeemable preferred stock                                                 --        130
                                                                    ---------   --------
Common stock subject to put option, 87,600 shares in 1998               3,000         --
                                                                    ---------   --------
Stockholders' equity (deficit):
  Common stock:
    Class A voting, par value $.01 per share, authorized 3,000,000 shares, issued and outstanding 1,722,547 and 880,600 shares
      in 1998 and 1997, respectively                                       17          9
    Additional paid-in capital                                         45,735     16,906
    Accumulated deficit                                               (35,866)   (27,854)
                                                                    ---------   --------
         Total stockholders' equity (deficit)                           9,886    (10,939)
                                                                    ---------   --------
          Total liabilities and stockholders' equity                $ 440,891    144,613
                                                                    =========   ========

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997, and 1996

                                                                 1998       1997      1996
                                                               --------   -------   -------
                                                                   (Dollars in thousands)
Operating revenues:
  Switched services                                            $ 72,124    39,257    27,973
  Other                                                          19,883     8,506     2,383
                                                               --------   -------   -------
         Total operating revenues                                92,007    47,763    30,356
                                                               --------   -------   -------
Operating expenses:
  Plant operations                                               14,293     6,857     4,181
  Corporate and customer service                                 22,275    11,581     7,577
  Depreciation and amortization                                  20,089     8,777     6,644
  Cost of services resold                                         6,163     4,791        97
  Other general and administrative                               12,625     3,318     1,658
                                                               --------   -------   -------
         Total operating expenses                                75,445    35,324    20,157
                                                               --------   -------   -------
         Income from operations                                  16,562    12,439    10,199
                                                               --------   -------   -------
Other income (expense):
  Net gain (loss) on sale of investments and other assets           651       (19)       (3)
  Interest income                                                   442       212       180
  Dividend income                                                 1,119     1,182       667
  Interest expense                                              (27,170)   (9,293)   (9,605)
  Other nonoperating, net                                           885       140       (15)
                                                               --------   -------   -------
         Total other expense                                    (24,073)   (7,778)   (8,776)
                                                               --------   -------   -------
         Earnings (loss) before income taxes
           and extraordinary item                                (7,511)    4,661     1,423
Income tax (expense) benefit                                      2,112    (1,876)   (1,462)
                                                               --------   -------   -------
         Earnings (loss) before extraordinary item               (5,399)    2,785       (39)

Extraordinary item - loss on early retirement of debt, net of
  income tax benefit of $1,755 in 1998 and $2,296 in 1997        (2,521)   (3,611)       --
                                                               --------   -------   -------
          Loss before minority interest                          (7,920)     (826)      (39)

Minority interest in income of subsidiaries                         (80)      (62)      (33)
                                                               --------   -------   -------
          Net loss                                             $ (8,000)     (888)      (72)
                                                               ========   =======   =======

See accompanying notes to consolidated financial statements.

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended December 31, 1998, 1997, and 1996

                                                                                    Total
                                                  Class A  Additional  Retained  stockholders'
                                                  common    paid-in    earnings     equity
                                                  stock     capital   (deficit)   (deficit)
                                                  -----     -------   --------    --------
                                                  (Dollars in thousands, except share data)
Balance, December 31, 1995                        $   4         146       (47)        103
Net loss                                             --          --       (72)        (72)
Accretion of redeemable preferred stock              --        (146)   (2,027)     (2,173)
                                                  -----     -------   -------     -------
Balance, December 31, 1996                            4          --    (2,146)     (2,142)

Net loss                                             --          --      (888)       (888)
Issuance of 487,580 shares of common stock            5      15,870        --      15,875
Conversion of redeemable preferred stock             --         112        --         112
Capital contribution                                 --         924        --         924
Repurchase of redeemable preferred stock             --          --   (24,541)    (24,541)
Redeemable preferred stock dividends                 --          --      (279)       (279)
                                                  -----     -------   -------     -------

Balance, December 31, 1997                            9      16,906   (27,854)    (10,939)

Net loss                                             --          --    (8,000)     (8,000)
Preferred stock dividends                            --          --       (12)        (12)
Issuance of 929,540 shares of common stock            9      31,828        --      31,837
Reclassification of 87,600 shares of common stock
   subject to put option                             (1)     (2,999)       --      (3,000)
                                                  -----     -------   -------     -------
Balance, December 31, 1998                        $  17      45,735   (35,866)      9,886
                                                  =====     =======   =======     =======


See accompanying notes to consolidated financial statements.

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996

                                                                     1998       1997      1996
                                                                  ----------  --------  -------
                                                                      (Dollars in thousands)
Cash flows from operating activities:
  Net loss                                                        $  (8,000)     (888)      (72)
                                                                  ---------   -------   -------
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  21,534     9,093     6,914
      Provision for uncollectible revenue                               303        --         5
      Deferred income taxes                                          (1,653)      207       429
      Income from equity method investments                            (931)       --        --
      Deferred patronage dividends                                     (265)     (585)     (304)
      Minority interest in income of subsidiaries                        80        62        33
      Increase (decrease) in put warrant obligation                     714      (295)    2,072
      Net (gain) loss on sale of investments and other assets          (630)       17         3
      Loss on early retirement of debt                                2,897     1,864        --
      Amortization of investment tax credits                           (131)      (31)      (16)
      Changes in assets and liabilities arising from
        operations, net of acquisitions:
          Accounts receivable                                         6,075    (1,563)     (465)
          Prepaid and other assets                                      253      (106)      (19)
          Accounts payable                                           (1,398)    1,664       773
          Accrued interest payable                                    1,128       720       105
          Accrued liabilities                                           689       636       338
          Income taxes recoverable/payable                           (5,798)     (956)      (24)
                                                                  ---------   -------   -------
            Total adjustments                                        22,867    10,727     9,844
                                                                  ---------   -------   -------
            Net cash provided by operating activities                14,867     9,839     9,772
                                                                  ---------   -------   -------
Cash flows from investing activities:
  Acquisitions of telephone properties, net of cash acquired       (217,080)  (30,845)  (11,262)
  Acquisition of property, plant, and equipment                     (12,433)   (8,262)   (8,439)
  Proceeds from sale of property, plant, and equipment                  107       121        70
  Organizational costs                                                 (158)       --        --
  Distributions from investments                                        118        63         9
  Payment on covenant not to compete                                   (219)      (94)      (19)
  Acquisition of investments                                             (8)     (241)     (149)
  Proceeds from sale of investments                                   4,088       403        --
  Payments received on direct financing leases                           --       249        --
  Increase (decrease) in other assets/liabilities, net                   63      (361)       --
                                                                  ---------   -------   -------
            Net cash used in investing activities                 $(225,522)  (38,967)  (19,790)
                                                                  ---------   -------   -------


                                       6                             (Continued)

                    MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1998, 1997, and 1996

                                                       1998       1997      1996
                                                    ---------   --------  -------
                                                        (Dollars in thousands)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt          $ 510,583    71,134    12,824
  Repayment of long-term debt                        (307,763)  (22,104)   (3,673)
  Net proceeds from issuance of preferred stock            --        --     1,816
  Repurchase of preferred stock and warrants             (175)  (31,487)       --
  Dividends paid to preferred stockholders                (12)     (279)       --
  Net proceeds from the issuance of common stock       31,837    15,875        --
  Loan origination costs                              (17,345)   (1,949)     (326)
  Payment of early retirement benefits                     --       (25)      (21)
  Dividends paid to minority stockholders                  (6)       (4)       (4)
  Release of restricted funds                              --       561        --
  Repayment of capital lease obligation                   (45)      (25)      (17)
                                                    ---------   -------   -------
         Net cash provided by financing activities    217,074    31,697    10,599
                                                    ---------   -------   -------
         Net increase in cash and cash equivalents      6,419     2,569       581
Cash and cash equivalents, beginning of year            6,822     4,253     3,672
                                                    ---------   -------   -------
Cash and cash equivalents, end of year              $  13,241     6,822     4,253
                                                    =========   =======   =======

See accompanying notes to consolidated financial statements.

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(1)   Organization and Summary of Significant Accounting Policies

      Organization

      MJD Communications, Inc. (MJD) provides management services to its wholly-owned subsidiaries: S T Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); MJD Holdings Corp. (Holdings), FairPoint Communications Corp. (FairPoint) and MJD Capital Corp. STE, Ventures, Services, and Holdings also provide management services to their wholly-owned subsidiaries.

      Collectively, the wholly-owned subsidiaries of STE, Ventures, Services, and Holdings primarily provide telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of MJD. FairPoint is a competitive local exchange carrier (CLEC) reselling local and long distance services in various states.

      STE's wholly-owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (The Northland Companies); S T Communications, Inc.; S T Paging, Inc.; and S T Long Distance, Inc. (S T Long Distance), Venture's wholly-owned subsidiaries include Sidney Telephone Company (Sidney), C-R Communications, Inc. (C-R), Taconic Telephone Corp. (Taconic), Ellensburg Telephone Company (Ellensburg), Chouteau Telephone Company (Chouteau), Utilities, Inc. (Utilities) and Telephone Services Company (TSC). Services' wholly-owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); and Odin Telephone Exchange, Inc. (Odin). Holdings' wholly-owned subsidiaries include Kadoka Telephone Co. (Kadoka) and Chautauqua & Erie Telephone Corporation (C&E).

      Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of MJD Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

      The consolidated financial statements have been prepared using generally accepted accounting principles applicable to regulated entities. The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards
      (SFAS) No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.


                                       8                             (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Revenue Recognition From Telephone Operations

      Revenues from telephone services are recognized from primarily three sources: access, pooling, and miscellaneous. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission. Access revenues are derived on the intrastate jurisdiction by billing access charges to interexchange carriers and to regional bell operating companies. These charges are billed based on toll or access tariffs approved by the local state's Public Utilities Commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association
      (NECA) or by the individual company and approved by the Federal Communications Commission.

      Revenues are determined on a bill and keep basis or a pooling basis. If on a bill and keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed are contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state Public Utilities Commission's (intrastate) or Federal Communications Commission's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state.

      Miscellaneous revenues are derived by billing to either end users, access providers, or other parties, services such as directory advertising, billing and collecting services, rent, etc. These services are typically billed under contract or under tariff supervision.

      The costs of services resold are based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. Revenues and costs of services resold are recognized as services are provided to local and long-distance end users.

      Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and temporary cash investments and trade receivables. The Company places its cash and temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers in several states. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

      Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


                                       9                             (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Investments

      Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank
      (RTB), the Rural Telephone Finance Cooperative (RTFC), and various cellular companies and partnerships and other minority equity investments in nonregulated entities. For the investments in partnerships, the equity method of accounting is used. All other investments are stated at cost. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the security. The Company did not incur any losses from other than temporary declines in fair value in 1998, 1997, and 1996.

      The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative's earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The RTB investment pays dividends annually based on the discretion of its Board of Directors.

      Property, Plant, and Equipment

      Property, plant, and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred; major renewals and improvements are capitalized. For telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The telephone companies capitalize estimated costs of debt and equity funds used for construction purposes for projects greater than $100,000. Depreciation is determined using the straight-line method for financial reporting purposes.

      Debt Issue Costs

      Debt issue costs are being amortized over the life of the related debt, ranging from eight to ten years. Accumulated amortization of loan origination costs was $1,255,730 and $664,753 at December 31, 1998 and 1997, respectively.

      Intangible Assets

      The covenants not to compete are being amortized over their useful life of five years. Accumulated amortization of covenants not to compete was $437,500 and $137,500 at December 31, 1998 and 1997, respectively.


                                       10                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over an estimated useful life of forty years. Accumulated amortization of goodwill was approximately $6.9 million and $3.6 million at December 31, 1998 and 1997, respectively.

      The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      Income Taxes

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      Pension and Other Postretirement Plans

      Two of the Company's subsidiaries sponsor defined benefit plans covering substantially all of their employees. The benefits are based on years of service and the employee's compensation levels prior to retirement. Benefits under these plans were frozen in connection with the Company's acquisition of the companies. Two of the Company's subsidiaries also sponsor other postretirement health care benefits for substantially all retirees. The Company measures the cost of its obligations based on its best estimate. The net periodic costs of pension and other postretirement benefit plans are recognized as employees render the services necessary to earn the postretirement benefits.

      Derivative Financial Instruments

      The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to interest expense.

      Comprehensive Income

      The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998, which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark-to-market adjustment on securities available-for-sale. The Company does not have any elements of comprehensive income other than the elements currently recognized in the consolidated statements of operations.


                                       11                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Reclassifications

      Certain amounts previously reported in 1997 and 1996 for cost of services resold have been reclassified to conform to the current period presentation in the accompanying consolidated statements of operations. The reclassifications had no effect on operating income as previously reported.

      Use of Estimates

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and reported amounts of revenues and expenses, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2)   Acquisitions

      Certain subsidiaries of MJD acquired telephone properties through a number of acquisitions in 1997 and 1998.

      On January 1, 1997, the Company acquired 100% of the outstanding common stock of Kadoka for approximately $2.9 million. On April 18, 1997, the Company acquired certain telephone exchanges of Columbine Telephone Company, Inc. through the purchase of certain assets for approximately $4.6 million. On July 31, 1997, the Company acquired 100% of the outstanding common stock of C&E including its wholly-owned subsidiaries for approximately $22.0 million. On October 15, 1997, the Company acquired 100% of the outstanding common stock of C-R for $4.0 million.

      On March 30, 1998, the Company acquired 100% of the outstanding common stock of Taconic for approximately $67.5 million. On April 30, 1998, the Company acquired 100% of the common stock of Ellensburg for approximately $91.2 million. On June 1, 1998, the Company acquired 100% of the common stock of Chouteau for $18.6 million. On November 6, 1998, the Company acquired all of the common stock of Utilities for $46.8 million.

      Acquisition costs were approximately $1.2 million and $.6 million in 1998 and 1997, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $156.5 million and $17.3 million and has been recognized as goodwill in 1998 and 1997, respectively. Certain of the Company's allocations of purchase price for 1998 acquisitions are preliminary. Adjustments to goodwill may emerge as certain preacquisition contingencies are resolved, but in no event later than twelve months from the acquisition date.


                                       12                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The allocation of the total net purchase price for the 1998 and 1997 acquisitions are shown on the table below:

                                                          1998       1997
                                                       ---------   -------
                                                      (Dollars in thousands)

            Current assets                             $  27,539     5,947
            Property, plant, and equipment                85,161    18,906
            Excess cost over fair value of net assets
                acquired                                 156,540    17,338
            Other assets                                  30,577     3,569
            Current liabilities                          (15,967)   (1,093)
            Noncurrent liabilities                       (58,606)  (10,454)
                                                       ---------   -------
                           Total net purchase price    $ 225,244    34,213
                                                       =========   =======

      The Company has entered into agreements to acquire six additional rural local exchange carriers in 1999. The aggregate purchase price for the acquisitions is expected to approximate $27.3 million and will be financed through existing debt facilities.

      The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1998 and 1997 and those acquisitions completed or that are probable of completion in 1999 occurred on January 1, 1997. These results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.

                                                          Pro forma years
                                                         ended December 31,
                                                       ---------------------
                                                          1998        1997
                                                       ---------    --------
                                                        (Dollars in thousands)
                                                             (unaudited)

            Revenues                                   $ 119,797    112,298
            Earnings (loss) before extraordinary item    (11,098)    (4,002)
            Net loss                                     (13,700)    (5,889)


                                       13                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(3)   Property, Plant, and Equipment

      A summary of property, plant, and equipment as of December 31, 1998 and 1997 is shown on the table below:

                                             Estimated
                                          life (in years)   1998         1997
                                          -------------- ---------    --------
                                                         (Dollars in thousands)

          Land                                  -        $   1,442         879
          Buildings                           3 - 40        19,101       8,649
          Telephone equipment                 5 - 50       263,029     112,357
          Cable equipment                     3 - 15         5,332         398
          Furniture and equipment             4 - 48         9,333       3,196
          Vehicles and equipment              4 - 20        10,610       4,769
          Computer software                   3 -  5           365         246
                                                         ---------    --------
               Total property, plant, and
                 equipment                                 309,212     130,494

          Accumulated depreciation                        (166,891)    (69,287)
                                                         ---------    --------
               Net property, plant, and
                 equipment                               $ 142,321      61,207
                                                         =========    ========

      The composite depreciation rate for property and equipment was 7.39% in 1998, 6.66% in 1997, and 6.74% in 1996. Construction expenditures for 1999 are expected to approximate $22 million. The Company anticipates funding construction from operations.

(4)   Investments

      The investments consist of the following at December 31, 1998 and 1997:

                                                                          1998    1997
                                                                        -------  ------
                                                                     (Dollars in thousands)

          Investment in cellular companies and partnerships             $27,047   4,552
          RTB stock                                                       6,934   2,365
          CoBank stock and unpaid deferred CoBank patronage               1,958   1,690
          RTFC secured certificates and unpaid deferred RTFC patronage    1,055     373
          Other nonmarketable minority equity investments                   900   2,444
                                                                        -------  ------
               Total investments                                        $37,894  11,424
                                                                        =======  ======


                                       14                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(5)   Long-term Debt

      Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                          1998       1997
                                                                       ---------   --------
                                                                      (Dollars in thousands)
      Senior secured notes payable, variable rates ranging from 8.00%
          to 9.86% at December 31, 1998, due 2006                      $ 141,841         --
      Senior subordinated notes due 2008:
          Fixed rate, 9.50%                                              125,000         --
          Variable rate, 9.10% at December 31, 1998                       75,000         --
      Senior notes payable to CoBank, paid March 30, 1998                     --    120,930
      Senior notes payable to RTFC:
          Fixed rates ranging from 8.80% to 9.20%, due 2008                4,918      1,399
          Variable rates ranging from 6.65% to 8.80% at
            December 31, 1998, due 2008 to 2012                            7,362      5,687
      Subordinated promissory notes payable, 7.00%, due 2005               7,000         --
      First mortgage notes payable to Rural Utilities Service, fixed
          rates ranging from 8.72% to 10.78%, due 2009 to 2016             6,679         --
      Subordinated promissory notes, paid March 30, 1998                      --      3,500
      Other debt, 5.75% to 9.50%, due 1999 to 2002                           312        396
                                                                       ---------   --------
                Total outstanding long-term debt                         368,112    131,912

      Less current portion                                                (3,502)    (5,409)
                                                                       ---------   --------
                Total long-term debt, net of current portion           $ 364,610    126,503
                                                                       =========   ========

      The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

             Fiscal year                  (Dollars in thousands)

                1999                            $   3,502
                2000                                3,867
                2001                                4,216
                2002                                4,521
                2003                                4,690
                Thereafter                        347,316
                                                ---------
                                                $ 368,112
                                                =========


                                       15                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      On March 30, 1998, the Company closed a $315 million senior secured credit facility (the "Credit Facility") which committed $75 million of term debt (tranche C) amortized over nine years, $155 million of term debt (tranche
      B) amortized over eight years, and an $85 million reducing revolving credit facility with a term of 6.5 years. Approximately $142 million senior secured notes payable were outstanding under the Credit Facility at December 31, 1998. Borrowings under the facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Euro dollar rate, plus an incremental rate of 3.0%, 2.75%, and 2.5% for the Euro dollar margin and 2.0%, 1.75%, and 1.50% for the prime rate margins for the tranche C, tranche B, and revolver facility, respectively. The Credit Facility is secured by a perfected first priority pledge of the stock of certain subsidiaries of the Company as well as the promissory notes evidencing intercompany advances. The Credit Facility is also guaranteed by four of the Company's intermediary holding companies, subject to contractual or regulatory restrictions. The Company pays fees of 1/2 of 1% per annum on the aggregate unused portion of the revolver and tranche B commitment, in addition to an annual administrative agent's fee. The Company used an interest rate swap agreement, with a notional amount of $25 million, to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000.

      The Credit Facility contains various restrictions, including those relating to payment of dividends by the Company. In management's opinion, the Company has complied with all such requirements. At December 31, 1998, there were no retained earnings available for payment of cash dividends under the most restrictive provisions of such agreement.

      On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the "Fixed Rate Notes"), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the "Floating Rate Notes"). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and November 1, 2000, respectively.

      The Fixed Rate Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2003 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.75 beginning May 1, 2003 to 100% beginning May 1, 2006 and thereafter, together with accrued interest to the redemption date and subject to certain conditions. Not withstanding the foregoing, on or prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

      The Floating Rate Notes are redeemable, in whole or in part, at any time at the option of the Company, at redemption prices (expressed as a percentage of the principal amount) declining annually from 105.00% beginning May 1, 1998 to 100% beginning May 1, 2003 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.


                                       16                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The notes indenture places certain restrictions on the ability of the Company to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions, and certain other payments), (iii) incur liens, (iv) issue and sell stock of a subsidiary, (v) sell or otherwise dispose of property, business, or assets, (vi) enter into sale and leaseback transactions, (vii) engage in business other than the telecommunications business, and (viii) engage in transactions with affiliates. In management's opinion, the Company has complied with all such requirements. At December 31, 1998, there were no retained earnings available for payment of cash dividends under the most restrictive provisions of the indenture.

      The debt agreements of certain of the Company's consolidated subsidiaries include restrictive covenants that limit the amount of dividends that may be paid by the subsidiary to its parent, MJD. Those covenants most restrictive to the subsidiaries' ability to transfer cash to MJD include the maintenance of a minimum debt to equity ratio. At December 31, 1998, the subsidiaries represented approximately $4.1 million of consolidated net assets of the Company, of which approximately $0.2 million was restricted as to the payment of dividends to MJD.

      The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

      The Company also has $754,000 unsecured demand notes payable to various individuals and entities with interest payable at 5.75%.

      The Company has available two lines of credit, with a total maximum limit of $1,500,000, expiring in 1999. No borrowings have been made under these two lines of credit at December 31, 1998.

      Substantially all assets of the Company are collateralized to secure the Credit Facility.

(6)   Employee Benefit Plans

      The Company sponsors a voluntary 401(k) savings plan (the Plan) that covers substantially all eligible employees. Each Plan year, the Company contributes to the Plan an amount of matching contributions determined by the Company at its discretion. For the Plan years ended December 31, 1998, 1997, and 1996, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the Plan were $1,163,906, $422,069, and $324,873 for the years ended December 31, 1998,
      1997, and 1996, respectively.

      C&E and Taconic also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E and Taconic match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were approximately $154,000 in 1998.


                                       17                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Two of the Company's subsidiaries, which were acquired in 1998, have a defined benefit pension plan covering substantially all of their employees. The benefits are based on years of service and the employee's compensation before retirement. The plans' benefits were frozen in 1998 in connection with the Company's acquisition of the subsidiaries. There is no additional minimum pension liability required to be recognized. There are also two of the Company's subsidiaries, which were acquired in 1998 that sponsor health care plans that provide postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. The liabilities for both the defined benefit pension plans and the postretirement medical benefits plans were not material to the consolidated financial statements at December 31, 1998.

(7)   Income Taxes

      Income tax (expense) benefit before extraordinary item consists of the following components:

                                                  1998     1997     1996
                                                -------   ------   ------
                                                  (Dollars in thousands)
         Current:
            Federal                             $   346   (1,426)    (913)
            State                                   (17)    (274)    (136)
                                                -------   ------   ------
                    Total current income tax
                      (expense) benefit             329   (1,700)  (1,049)
                                                -------   ------   ------
         Investment tax credits                     130       31       16
                                                -------   ------   ------
         Deferred:
            Federal                               1,047     (130)    (338)
            State                                   606      (77)     (91)
                                                -------   ------   ------
                    Total deferred income
                      tax (expense) benefit       1,653     (207)    (429)
                                                -------   ------   ------
                    Total income tax
                      (expense) benefit         $ 2,112   (1,876)  (1,462)
                                                =======   ======   ======

      Total income tax (expense) benefit in 1998, 1997, and 1996 was different than that computed by applying U. S. federal income tax rates to earnings before income taxes. The reasons for the differences are shown on the following page.


                                       18                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                        1998     1997     1996
                                                      -------   ------   ------
                                                         (Dollars in thousands)

      Computed "expected" tax (expense) benefit       $ 2,553   (1,585)    (484)
      State income tax (expense) benefit, net of
          federal income tax benefit                      389     (232)    (149)
      Amortization of investment tax credits              130       31       16
      Goodwill amortization                              (887)    (186)    (104)
      Change in fair value of put warrant obligation     (242)     100     (704)
      Other                                               169       (4)     (37)
                                                      -------   ------   ------
              Total income tax
                (expense) benefit                     $ 2,112   (1,876)  (1,462)
                                                      =======   ======   ======

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                          1998    1997
                                                        -------  ------
                                                     (Dollars in thousands)

         Deferred tax assets:
           Federal and state tax loss carryforwards     $ 1,032    123
           Employee benefits                              1,010     14
           Allowance for doubtful accounts                  211     --
           Alternative minimum tax credits                1,296    721
           Warrants issued in connection with early
             retirement of debt                             291    291
                                                        -------  -----
                 Total gross deferred tax assets          3,840  1,149

         Less, valuation allowance                           --     --
                                                        -------  -----
                 Net deferred tax assets                  3,840  1,149
                                                        -------  -----
         Deferred tax liabilities:
           Property, plant, and equipment, principally
             due to depreciation differences             17,242  4,287
           Goodwill, due to amortization differences      1,903  1,172
           Basis in investments                          11,424  2,673
                                                        -------  -----
                 Total gross deferred tax liabilities    30,569  8,132
                                                        -------  -----
                 Net deferred tax liabilities           $26,729  6,983
                                                        =======  =====


                                       19                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The Company has federal net operating loss carryforwards of approximately $2.0 million expiring in 2018 and minimum tax credits of approximately $1.3 million which may be carried forward indefinitely. Management has concluded that no valuation allowance is required because the full benefit of the deferred tax assets will be realized through the future reversals of the deferred tax liabilities.

(8)   Warrants

      In connection with the issuance of subordinated notes in 1994, the Company issued detachable warrants to purchase 10,000 shares of STE's common stock at the stated par value of $.01 per share. In conjunction with the retirement of the subordinated notes in 1997, STE issued additional warrants to purchase 2,857 shares of STE's common stock. This noncash transaction was recognized as part of the loss on the early retirement of debt described in note 9. The warrants are currently exercisable, have no expiration date, and contain certain put and call provisions. The warrants may not be put back to STE prior to July 31, 1999. The agreement stipulates that the put/call price of the warrants shall be equal to STE's net equity, as defined in the agreement, multiplied by the ratio of exercisable warrants to the number of shares of common stock outstanding on a fully-diluted basis on the date of the put or call.

      The Company recorded the obligation for the warrants based on the fair value of STE's common stock as determined by management, at the issuance date of the warrants. At each balance sheet date, the warrants are valued utilizing cash flow models that management also uses in valuing potential acquisitions. Those models estimate fair value using earnings before interest, taxes, depreciation, and amortization (EBITDA), and multiples of EBITDA for recent acquisitions of similar companies. The increase or decrease in fair value of the obligation for the warrants is recognized in earnings as interest expense. At December 31, 1998 and 1997, the estimated fair value of the obligation for the warrants. As determined by management, was approximately $4.2 million and $3.5 million, respectively. During 1998, the Company notified the STE warrant holders of its intention to exercise its call option in 1999. The STE warrant holders have disputed the Company's right to call the warrants prior to July 31, 1999, as well as the Company's valuation of the warrants. As a consequence, the Company has offered to engage a mutually agreeable third party to perform an independent appraisal. Management is unable to anticipate the effects, if any, such an appraisal would have on the valuation of the warrants in the accompanying consolidated financial statements.

      In addition, the Company previously issued warrants to purchase 7.69 shares, representing 7.14% of Sidney's common stock. The Company estimated the fair value of the warrants at the date of issuance and included the fair value in the initial allocation of purchase price for Sidney's common stock, with the related value of the warrants issued to minority shareholders included in the obligation for minority interests. The warrants are currently exercisable and have no expiration date. There are no put/call provisions associated with these warrants.


                                       20                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(9)   Stockholders' Equity and Recapitalization

      Effective July 31, 1997, a recapitalization of the Company was completed. The Company issued 442,340 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $15.1 million (net of offering expenses of $925,602). These proceeds, together with additional borrowings of $39.2 million from CoBank and the issuance of subordinated promissory notes in the amount of $3.5 million, were utilized to repurchase and retire the remaining Series A preferred stock, all shares of Series C preferred stock not owned by members of management, and all the warrants and contingent warrants (the Warrants) to purchase the Company's Class A common stock not owned by members of management for approximately $35.0 million. The difference between the carrying value of the Series A and Series C preferred stock, and the Warrants and the price at which the stock was repurchased and retired ($24.5 million), was charged to retained earnings as it represents a return to the preferred shareholders. In conjunction with the recapitalization, STE also retired the subordinated notes payable of $11,562,133. As a result of retiring the subordinated debt of STE, the Company recognized an extraordinary loss of approximately $3.6 million (net of taxes of $2.3 million), consisting of prepayment penalties of approximately $4.0 million, the write-off of existing deferred financing costs of approximately $1.1 million, and the issuance of additional put warrants valued at $750,000. The additional put warrants were issued to the holders of the STE warrants and debt in consideration of their consent to retire the STE debt (see also note 8).

      In connection with the recapitalization, the Company amended its certificate of incorporation so that Series A (11% cumulative, redeemable, convertible, and nonvoting) preferred stock and Series B (11% cumulative, redeemable, convertible, and nonvoting) preferred stock are no longer authorized.

      During 1997, a shareholder of MJD contributed the net assets of Holdings, totaling $150,000, in consideration for 1,450 shares of Class A common stock. Also in 1997, existing subordinated notes payable to stockholders of the Company in the amount of $923,500 were contributed as additional capital.

      In October 1997, an additional 43,794 shares of Class A common stock were issued for proceeds of $1.5 million.

      On March 30, 1998 and April 30, 1998, the Company issued a total of 929,540 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $31.8 million. These proceeds were used to finance the acquisition of Taconic and Ellensburg.

      On November 24, 1998, the Company effected a ten-for-one stock split, which has been given retroactive effect in the accompanying consolidated financial statements. The stock split resulted in a reclassification of $4,473 from additional paid-in capital to common stock. In conjunction with the stock split, the Company amended and restated its Articles of Incorporation to authorize the issuance of 3,000,000 shares of Class A common stock. At December 31, 1998, the Company is authorized to issue up to 290,000 shares of Series C (14% cumulative, redeemable, and nonvoting) preferred stock.


                                       21                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The Company sponsors a stock option plan (the 1995 Plan) that covers officers, directors, and employees of the Company. The Company may issue qualified or nonqualified stock options to purchase up to 56,840 shares of the Company's Class A common stock to employees that will vest equally over five years from the date of employment of the recipient and are exercisable during years five through ten. In 1995, the Company granted options to purchase 42,640 shares at $5 per share. There were no options granted since 1995. Since the Company applies APB Opinion No. 25 in accounting for its plan, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options following SFAS No. 123, the Company's net income for 1998, 1997, and 1996 would not have been significantly reduced. The per share weighted average fair value of stock options granted during 1995 was $13 on the date of grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 0.0%, risk-free interest rate of 6.41%, and expected term of five years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made.

      Stock option activity for 1998, 1997, and 1996 under the plan is summarized as follows:

                                           1998      1997      1996
                                          ------    ------    ------

            Outstanding at January 1      42,640    42,640    42,640
                Granted                       --        --        --
                Exercised                     --        --        --
                Canceled                      --        --        --
                                          ------    ------    ------

            Outstanding at December 31    42,640    42,640    42,640
                                          ======    ======    ======

            Exercisable at December 31    39,086    30,558    22,030
                                          ======    ======    ======

      In August 1998, the Company adopted the MJD Communications, Inc. Stock Incentive Plan (the 1998 Plan). The 1998 Plan provides for grants of up to 256,220 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. In October 1998, the compensation committee of the Board of Directors approved a grant of 233,200 options at an exercise price of $34.25 per share. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock occurs, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $85.63 per share. Options have a term of ten years from an effective grant date of May 1998. The Company will accrue for compensation expense for the excess of the estimated fair value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.


                                       22                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      In December 1998, the Company adopted the FairPoint Communications Corp. Stock Incentive Plan (the FairPoint Plan) for employees of its subsidiary, FairPoint. Under the FairPoint Plan, participating employees may be granted options to purchase common stock of FairPoint at exercise prices not less than the fair value of FairPoint common stock at the date of the grant. Shares issued to employees under the FairPoint Plan are subject to a call option by FairPoint. Under the call option, FairPoint may repurchase those shares held by terminating employees at fair value if the shares were held by the employee for a minimum holding period of not less than six months. The FairPoint Plan also provides for the reacquisition of common shares by FairPoint in the event of death or disability of the option-holder. No options were granted under the FairPoint Plan in 1998.

(10)  Redeemable Preferred Stock

      The following is a summary of the Company's preferred stock:

                                           Series A preferred   Series B preferred   Series C preferred
                                           ------------------   ------------------   ------------------
                                           Shares     Amount    Shares     Amount    Shares     Amount
                                           -------    -------   ------     -------   -------    -------
                                                              (Dollars in thousands)
      Balance at December 31, 1995          69,100    $ 6,615       900     $ 86          --    $    --
      Conversion of preferred stock            900         86      (900)     (86)         --         --
      Issuance of preferred stock to an
        unrelated third party and members
        of management                           --         --        --       --     183,060      1,816
      Accretion of preferred stock              --      2,037        --       --          --        136
                                           -------    -------     -----     ----    --------    -------
      Balance at December 31, 1996          70,000      8,738        --       --     183,060      1,952

      Conversion of preferred stock           (900)      (112)       --       --          --         --
      Repurchase of preferred stock        (69,100)    (8,626)       --       --    (170,044)    (1,822)
                                           -------    -------     -----     ----    --------    -------
      Balance at December 31, 1997              --         --        --       --      13,016        130

      Repurchase of preferred stock             --         --        --       --     (13,016)      (130)
                                           -------    -------     -----     ----    --------    -------
      Balance at December 31, 1998              --    $    --     $  --       --               $    --
                                           =======    =======     =====     ====    ========   =======

      The Series A preferred stock, Series B preferred stock, and Series C preferred stock not owned by management were purchased and retired in connection with the 1997 recapitalization (see also note 9). The Series C preferred stock owned by management was purchased and retired in 1998.

      On June 7 and July 31, 1996, the Company collectively issued 183,060 shares of its Series C preferred stock for proceeds of $1,830,600, or $10 per share. The Company incurred issuance costs in the amount of $15,042 which are reflected as a reduction in the proceeds received. As part of the recapitalization in 1997 discussed in note 9, 170,044 shares of the stock were repurchased.

      In conjunction with the issuance of the Series C preferred stock in 1996, the Company issued warrants to purchase 11,689.9 shares of the Company's Class A common stock. In association with the recapitalization, the Company repurchased warrants to purchase 10,860.5 shares and contingent warrants to purchase 6,480 shares. There are no contingent warrants outstanding at December 31, 1997 and 1998. The remaining warrants for
      829.4 shares are currently exercisable, carry an exercise price of $.01 per share, and expire July 31, 2016. There are no put/call provisions associated with these warrants.


                                       23                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(11)  Related Party Transactions

      During 1998, certain major shareholders of the Company pledged 87,600 shares of the Company's common stock as collateral under various loan agreements. Under the terms of the loan agreements, the Company is required, in the event of default by the shareholders, to repurchase the pledged shares for the lesser of (i) 100% of outstanding indebtedness plus accrued and unpaid interest, or (ii) $3.0 million. The Company has classified $3.0 million of equity as temporary equity for the value of common stock issued and subject to put options under these arrangements.

      During 1997, the Company entered into an agreement with MJD Partners, L.P. (Partners), a major shareholder of the Company. Under the terms of the agreement, Partners provided senior management and acquisition services to the Company. Partners was paid $1,020,000 under this agreement and this expense was classified with corporate expenses in 1997. This agreement was terminated on March 31, 1998, at which time $225,000 had been paid to Partners during 1998.

      In connection with the recapitalization, described in note 9, the Company entered into financial advisory agreements, dated July 31, 1997, with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. Pursuant to these agreements, the Company pays annual advisory fees to the equity investors on a quarterly basis until December 31, 2007. During 1998, due to additional equity investment in the Company, the annual fees were increased from $100,000 to $400,000 per year. During 1998 and 1997, the Company paid $250,000 and $45,833, respectively, in such fees to the equity investors and this expense was classified with corporate expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's Board of Directors meetings. During 1998, the Company reimbursed the equity investors $117,204 for travel and other expenses. In the event of additional equity investments in the Company by the equity investors, the parties have agreed to negotiate in good faith to increase the advisory fee.

      The Company also has entered into a consulting agreement dated as of July 31, 1997 with an entity controlled by a certain shareholder pursuant to which the shareholder has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of the shareholder's out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The Company incurred expenses of $103,306 in 1998 related to this consulting agreement. The agreement was paid by MJD Partners during 1997 and through March of 1998.

      In 1996, a law firm, in which a partner of such law firm is also a partner in Partners, was paid a total of $321,251, of which ($138,368) was for general counsel services, which have been classified with corporate expenses, and ($182,883) for acquisition-related services, which have been capitalized as direct costs of acquisitions of subsidiaries. In 1997, this same law firm was paid $1,070,132 of which ($38,872) was for general counsel services, which have been classified with corporate expenses, ($819,361) for services related to financings, which have been recorded as debt issue costs and equity issue costs, and ($211,899) for new acquisitions, which have been capitalized as direct costs of acquisitions of subsidiaries. In 1998, this same law firm was paid $2,307,900, of which ($289,156) was for general counsel, which are classified with corporate expenses, ($1,228,902) for services related to financings, which have been recorded as debt issue costs, and ($789,842) new acquisitions, which have been capitalized as direct costs of acquisitions of subsidiaries.


                                       24                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(12)  Supplemental Cash Flow Information

      For the years ended December 31, 1998, 1997, and 1996, the Company paid interest of $24,111,997, $8,301,646, and $7,204,795, respectively.

      For the years ended December 31, 1998, 1997, and 1996, the Company paid income taxes of $3,585,977, $529,352, and $1,084,766, respectively.

      In conjunction with the recapitalization in 1997, the Company issued subordinated promissory notes for $3.5 million for the repurchase of the Series A and Series C preferred stock. These subordinated promissory notes were paid during 1998.

(13)  Quarterly Financial Information (Unaudited)

                                                     First    Second     Third    Fourth
                                                    quarter   quarter   quarter   quarter    Total
                                                   --------   -------   -------   -------   -------
                                                                 (Dollars in thousands)
      1998:
        Revenue                                    $ 14,555    23,079    25,642    28,731    92,007
        Earnings (loss) before extraordinary item
          and minority interest                         634      (428)   (1,517)   (4,088)   (5,399)
        Net loss                                     (1,912)     (440)   (1,548)   (4,100)   (8,000)
                                                   ========   =======   =======   =======   =======
      1997:
        Revenue                                       8,901     9,474    13,118    16,270    47,763
        Earnings before extraordinary item
          and minority interest                         689       535       836       725     2,785
        Net earnings (loss)                             667       535    (2,778)      688      (888)
                                                   ========   =======   =======   =======   =======

      During the first quarter of 1998, the Company recognized a loss on the early retirement of debt of $4,276,159. During the third quarter of 1997, the Company recognized a loss on early retirement of debt of $5,908,104. The losses had the effect of reducing net earnings by $2,520,943 and $3,611,624 in 1998 and 1997, respectively.

(14)  Disclosures About the Fair Value of Financial Instruments

      Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Demand Notes Payable

      The carrying amount approximates fair value because of the short maturity of these instruments.

      Investments

      Investments do not have a readily determinable fair value (not publicly traded). The investments are stated at cost which management believes is not impaired. On an annual basis, management determines a fair value of its investments based on the financial performance of the investee, the fair value of similar investments, and in certain instances, based on traditional valuation models used by industry analysts. At December 31, 1998, the Company had investments with a carrying value of approximately $37.9 million and estimated fair value of approximately $47.2 million.


                                       25                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Long-term Debt

      The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1998, the Company had long-term debt with a carrying value of approximately $368.1 million and estimated fair value of approximately $370.0 million.

      Derivative Financial Instruments

      The Company entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt in 1998. The fair value of these swaps was approximately $(1.7) million at December 31, 1998. The negative fair value indicates an estimated amount the Company would have to pay to cancel the contracts or transfer them to other parties.

      Limitations

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumption could significantly affect the estimates.

(15)  Major Customers

      Compensation for interstate access services is based on reimbursement of costs and an allowed rate of return. This compensation is received from the NECA in the form of monthly settlements. Such compensation amounted to 27.3%, 30.0%, and 30.8% of revenues in 1998, 1997, and 1996, respectively.
      The Company also derives significant revenues from Bell Atlantic, principally from network access and billing and collecting service. Such compensation amounted to 10.4%, 16.3%, and 20.1% of revenues in 1998, 1997, and 1996, respectively.

(16)  Legal Proceedings

      The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

      On April 6, 1998, Latin World Communications, Inc., ("LWC") and Debra A. Boudrot, LWCs principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of S T Long Distance (a subsidiary of STE), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by May, and S T Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, S T Long Distance provided long distance services to Plaintiffs in connection with Plaintiffs' prepaid telephone card distribution business. Plaintiffs have alleged, among other things, that May, Siesta, and S T Long Distance have engaged in fraud, misappropriation of trade secrets, unfair competition, deceptive trade practices, and trade slander, and that May, Siesta, and S T Long Distance have breached various contractual obligations to the Plaintiffs and received certain overpayments from the Plaintiffs. Plaintiffs seek approximately $1 million in damages relating to such alleged overpayments, as well as injunctive relief relating to


                                       26                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      certain other matters. Despite the fact that LWC was unprofitable in the year ended December 31, 1997 and without any substantiation by any third party, on the basis of a three-month period in 1997 in which LWC claims it was profitable, the Plaintiffs have also alleged that S T Long Distance is responsible for lost profits of between $12 million and (assuming LWC's profits were to grow at a rate of 20% annually) $38 million, which LWC would have generated in the 10-year period after the cessation of the LWC/S T Long Distance business relationship. The Company intends to vigorously contest all of the Plaintiffs' allegations, and believes that it has no liability to the Plaintiffs. In particular, the Company believes the Plaintiff's claim for lost profits are entirely speculative, frivolous and without merit. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

(17)  Reportable Segments

      The Company has two reportable segments: incumbent local exchange carrier
      (ILEC) operations and competitive local exchange carrier (CLEC) operations. The ILEC operations provide local, long distance and other telecommunications services to customers in rural communities in which competition currently does not exist for local telecommunications services. The CLEC operations provide local and long distance telecommunications services to customers in markets outside of the Company's ILEC markets. The Company began its CLEC operations during 1998, therefore, prior to 1998, the Company's business consisted of one reportable segment.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on EBITDA. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

      The Company's reportable segments are strategic business units that offer similar telecommunications related products and services in different markets. They are managed separately because each segment requires different marketing and operational strategies related to the providing of local and long distance telecommunications services.


                                       27                            (Continued)

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                              ILEC        CLEC
                                           Operations  Operations     Total
                                           ----------  -----------  ----------
         Year ended December 31, 1998:
           Revenues from external
             customers                      $ 88,946      3,061       92,007
           Intersegment revenues                  --        516          516
           Interest expense                   27,170         --       27,170
           Depreciation and amortization      20,034         55       20,089
           Income tax benefit                    267      1,845        2,112
           EBITDA                             42,099     (4,952)      37,147
           Segment assets                    435,617      5,576      441,193
           Expenditures for segment assets    10,914      1,521       12,435


      A reconciliation of reportable segment amounts to the Company's consolidated balances for the year ended December 31, 1998 is as follows:

         Revenues:
           Total revenue for reportable segments            $  92,523
           Elimination of intersegment revenue                   (516)
                                                            ---------
                   Total consolidated revenue               $  92,007
                                                            =========
         EBITDA to net loss:
           EBITDA                                           $  37,147
           Other components of EBITDA:
             Depreciation and amortization                    (20,089)
             Interest expense                                 (27,170)
             Income tax expense                                 2,112
                                                            ---------
                   Net loss                                 $  (8,000)
                                                            =========
         Assets:
           Total assets for reportable segments             $ 441,193
           Consolidating and eliminating adjustments             (302)
                                                            ---------
                   Consolidated total                       $ 440,891
                                                            =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are listed below. Executive officers are generally elected annually by the Board of Directors to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are currently eight members of the Board of Directors.

           Name                Age                   Position
---------------------------   -----   ------------------------------------------
Daniel G. Bergstein........    55     Co-Founder, Director
Meyer Haberman.............    57     Co-Founder, Director
Jack H. Thomas.............    57     Co-Founder, Chairman of the Board of
                                      Directors, Chief Executive Officer
Eugene B. Johnson..........    51     Co-Founder, Vice Chairman of the Board of
                                      Directors, Executive Vice President,
                                      Assistant Secretary
Walter E. Leach, Jr........    47     Senior Vice President, Chief Financial
                                      Officer and Secretary
John P. Duda...............    51     President and Chief Executive Officer--
                                      Telecom Group
G. Brady Buckley ..........    39     President and Chief Executive Officer of
                                      FairPoint Communications Corp.
Timothy W. Henry...........    43     Vice President of Finance and Treasurer
George E. Matelich.........    42     Director
Reid G. Leggett............    43     Director
Nelson Schwab, III.........    54     Director
Frank K. Bynum, Jr.........    36     Director

Daniel G. Bergstein. Mr. Bergstein is a founder and has been a director of the Company since 1991. Since 1988, Mr. Bergstein has been a senior partner in the New York office of the national law firm Paul, Hastings, Janofsky & Walker LLP, where he is the Chairman of the Firm's Corporate Department as well as its National Telecommunications Practice. Mr. Bergstein is a corporate and securities lawyer, specializing in mergers and acquisitions and corporate finance transactions.

Meyer Haberman. Mr. Haberman is a founder and has been a director of the Company since 1991. Since 1973, Mr. Haberman has been the principal shareholder, President and Chief Executive Officer of Interquest Incorporated, an international management consulting and executive search firm which he founded.

Jack H. Thomas. Mr. Thomas is a founder and has been a director of the Company since 1991. He has acted as President and Chief Executive Officer since 1993. Mr. Thomas has served as Chairman of the Board of Directors of the Company since August 1998. From 1985 to 1993, Mr. Thomas was Chief Operating Officer of C-TEC Corporation, a diversified telecommunications concern which at the time owned Commonwealth Telephone Company, a 240,000 access line LEC. From 1982 to 1985, Mr. Thomas served as Vice President, Operations of United Telephone Company of Ohio and was a member of its board of directors. Prior to his service with United Telephone Company of Ohio, Mr. Thomas worked for nearly twenty years at C&P Telephone (now a Bell System company) in various positions including division manager during the 1976-1982 period.

Eugene B. Johnson. Mr. Johnson is a founder and has been a director of the Company since 1991. Mr. Johnson has served as Senior Vice President of the Company since 1993 and Executive Vice President since February 1998. Mr. Johnson has served as Vice Chairman of the Company since August 1998. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. From 1980 to 1985, Mr. Johnson served as President of a cable television construction and engineering company. Mr. Johnson currently is a director of OPASTCO, the primary industry organization for small independent telephone companies and serves on its membership education and finance committees.

Walter E. Leach, Jr. Mr. Leach has served as Chief Financial Officer and Secretary of the Company since October 1994 and Senior Vice President since February of 1998. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities. From 1980 to 1984, Mr. Leach served as Vice President, Investor Relations for The Pillsbury Company and served as Treasurer, Assistant Treasurer and Controller for Burger King Corporation. Mr. Leach's career also includes various finance-related positions at Sambo's Restaurants, Inc. and First Union National Bank where he was the Manager of their New York City office. He is currently a member of the finance committee of the National Telephone Cooperative Association ("NTCA").

John P. Duda. Mr. Duda has served as Chief Operating Officer of the Company since January 1994 and President and Chief Executive Officer of the Company's Telecom Group since August 1998. From 1993 to 1994, Mr. Duda served as Vice President, Operations and Engineering of Rochester Tel Mobile Communications. From 1985 to 1993, Mr. Duda served as State Vice President--Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and from 1970 to 1985 he served in various management positions with C&P Telephone and Bell Atlantic including District Manager--Planning and New Technology for Bell Atlantic Corporation. Mr. Duda is currently on the United States Telephone Association's Board of Directors and serves on its Executive, Regulatory Policy and Midsize Company committees. He also serves on OPASTCO's Separations and Access Committee.

G. Brady Buckley. Mr. Buckley has served as President and Chief Executive Officer of FairPoint Communications Corp. since July 1998. From 1996 to 1998, Mr. Buckley served as President of American Telco, Inc., a Houston, Texas based telecommunications firm that was the first company to provide combined local and long distance phone service in Texas. From 1992 to 1996, Mr. Buckley was Vice President of Worldcom and responsible for all New England operations including sales, marketing, finance, operations, and administration. From 1988 to 1992, Mr. Buckley was Vice President of First Phone of New England, a start-up company that provided long distance telecommunications service to business firms in the Northeast. From 1982 to 1987, Mr. Buckley served in several sales and management positions at Sprint.

Timothy W. Henry. Mr. Henry has served as Vice President of Finance and Treasurer of the Company since December 1997. From 1992 to December 1997, Mr. Henry served as Vice President/Portfolio Manager at CoBank, ACB, and managed a $225 million telecommunications loan portfolio which included responsibility for CoBank's relationship with the Company.

George E. Matelich. Mr. Matelich has served as a Director of the Company since July 1997. Mr. Matelich is currently a Managing Director of Kelso & Company ("Kelso"), with which he has been associated since 1985. Mr. Matelich serves on the Boards of Directors of CCA Holdings Corp., CCT Holdings Corp., Charter Communications Long Beach Inc., Harris Specialty Chemicals, Inc. and Humphreys Inc. Mr. Matelich is also a Trustee of the University of Puget Sound.

Reid G. Leggett. Mr. Leggett has served as a Director of the Company since July 1997. Mr. Leggett is currently serving as a Managing Director of Carousel Capital Partners, L.P., with which he has been associated since 1996. From 1988 to 1996, Mr. Leggett served as Managing Director of Bowles Hollowell Conner & Co. From 1993 to 1996, Mr. Leggett served as President and Managing Director of Bowles Hollowell Conner & Co.

Nelson Schwab III. Mr. Schwab has served as a Director of the Company since July 1997. Mr. Schwab is currently serving as a Managing Director of Carousel Capital Partners, L.P., with which he has been associated since 1996. From 1992 to 1995, Mr. Schwab was Chairman and Chief Executive Officer of Paramount Parks. From 1984 to 1992, Mr. Schwab served as Chairman and Chief Executive Officer of Kings Entertainment Company ("KECO") from which Paramount Parks acquired its regional theme parks in 1992. Mr. Schwab serves on the Boards of Directors of Burlington Industries Inc., First Union National Bank of North Carolina, Summit Properties, Inc., and two privately-held middle market companies.

Frank K. Bynum, Jr. Mr. Bynum has served as a Director of the Company since May 1998. He is also a Managing Director of Kelso. Prior to joining Kelso in 1987, he was an Investment Analyst with The New York Life Insurance Company ("New York Life"). While with New York Life, Mr. Bynum served primarily in the Risk Capital Group, which focused on leveraged buyout and venture capital investments. Mr. Bynum received a B.A. in History from the University of Virginia. Mr. Bynum is a director of Cygnus Publishing, Inc., Hillside Broadcasting of NC, Hosiery Corporation of America, IXL Holdings, Inc. and 21st Century Newspapers, Inc.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth the compensation paid or accrued for services rendered to the Company in all capacities, for the year ended December 31, 1998, by the Chief Executive Officer and each of the other executive officers of the Company employed as of December 31, 1998 (the "Named Executive Officers").

Summary Compensation Table

                                                                                           Long-Term
                                                                                          Compensation
                                                       Annual Compensation                   Awards
                                             ----------------------------------------   ----------------
                                                                                           Number of
                                                                           Other           Securities
                                                                          Annual           Underlying         All other
  Name and Principal Position         Year     Salary       Bonus      Compensation       Options/SARs       Compensation
--------------------------------   -------   ----------   ---------   ---------------   ----------------   ----------------
Jack H. Thomas..................      1998     $309,000    $150,000       $86,851            65,000              ___
   Chief Executive Officer and        1997      300,000      82,500        69,128             ___                ___
   President                          1996      260,000      70,000        68,528             ___                ___

Eugene B. Johnson...............      1998     $240,000    $120,000       $52,525            59,750              ___
   Executive Vice President           1997      240,000      62,000        29,535             ___                ___
   and Assistant Secretary            1996      182,000      56,000        31,990             ___                ___

John P. Duda....................
   President and Chief                1998     $140,000     $49,000       $41,775            20,500              ___
   Executive Officer--Telecom         1997      131,000      31,000        24,018             ___                ___
   Group                              1996      123,000      35,000        22,188             ___                ___

Walter E. Leach, Jr.............
   Senior Vice President,             1998     $130,000     $62,942       $34,255            32,500              ___
   Chief Financial Officer            1997      108,000      32,400        15,598             ___                ___
   and Secretary                      1996      100,000      27,000        13,372             ___                ___

G. Brady Buckley,                     1998*    $125,000     $90,000       $     0             ___                ___
CEO and President-FairPoint           1997                                                    ___                ___
Communications, Inc.............      1996                                                    ___                ___

*     Represents six months of compensation.

Stock Option Plan

      The Company's Stock Option Plan (the "Plan") was adopted on February 22, 1995. The Plan provides for the grant of options to purchase up to an aggregate of 56,840 shares of the Company's common stock (the "Common Stock"). The Plan is administered by the Board of Directors which makes discretionary grants of options to officers or directors and employees of the Company.

      Options granted under the Plan may be Incentive Stock Options, which qualify for favorable Federal income tax treatment under Section 422A of the Internal Revenue Code of 1986, or Nonstatutory Stock Options.

      The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options are determined by the Board, in its sole discretion. Each option grant is evidenced by a written Incentive Stock Option Agreement or Nonstatutory Stock Option Agreement dated as of the date of grant and executed by the Company and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the Board of Directors. As of December 31, 1998, the Board of Directors had granted options to purchase at $5 per share a total of 42,640 shares of the Company's Class A Voting Common Stock to officers, directors and employees.

      Options granted under the Plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 Stock Incentive Plan

      In August 1998, the Company adopted the MJD Communications, Inc. Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants of up to 256,220 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. In October 1998, the compensation committee of the Board of Directors approved a grant of 233,200 options at an exercise price of $34.25 per share. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock occurs, or other changes in control, as defined, occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $85.63 per share. Options have a term of ten years from an effective grant date of May 1998. The Company will accrue as a compensation expense for the excess of the estimated fair value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

      In December 1998, FairPoint Communications Corp. ("FairPoint") adopted the FairPoint Communications Corp. Stock Incentive Plan (the "FairPoint Plan") for its employees. Under the FairPoint Plan, participating employees may be granted options to purchase common stock of FairPoint at exercise prices not less than the fair value of FairPoint common stock at the date of the grant. Shares issued to employees under the FairPoint Plan are subject to a call option by FairPoint. Under the call option, FairPoint may repurchase those shares held by terminating employees at fair value if the shares were held by the employee for a minimum holding period of not less than six months. The FairPoint Plan also provides for the reacquisition of common shares by FairPoint in the event of death or disability of the option-holder. No options were granted under the FairPoint Plan during fiscal year 1998.

Warrants

      Certain members of management were issued warrants pursuant to their purchases of Series C Preferred Stock of the Company in 1996. The Series C Preferred Stock has since been redeemed by the Company. The warrants are exercisable into 829 shares of Common Stock at an exercise price of $0.01 per share.

Warrants Issued to Management

Issued to                                                   Shares        Date of Issue      Expiration
----------                                                -----------   -----------------   ------------
Jack H. Thomas.........................................       37.0           6/7/96           7/16/16
Jack H. Thomas.........................................       66.3           8/1/96           7/16/16
Eugene B. Johnson......................................       73.9           6/7/96           7/16/16
Eugene B. Johnson......................................      132.5           8/1/96           7/16/16
John P. Duda...........................................       59.1           6/7/96           7/16/16
John P. Duda...........................................      106.0           8/1/96           7/16/16
Walter E. Leach, Jr....................................       53.1           6/7/96           7/16/16
Walter E. Leach, Jr....................................       95.1           8/1/96           7/16/16
Daniel Bergstein/JED Communications Assoc., Inc........       73.9           6/7/96           7/16/16
Daniel Bergstein/JED Communications Assoc., Inc........      132.5           8/1/96           7/16/16

   Total...............................................      829.4

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

      The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1998, the number of securities underlying options at the 1998 year end and the year end value of all unexercised in-the-money options held by such individuals.

----------------------------------------------------------------------------------------------------------
                                                          Number of Securities
                                                               Underlying          Value of Unexercised
                                                               Unexercised             In-The-Money
                                                             Options/SARs At      Options/SARs At Fiscal
                             Shares                        Fiscal Year-End (#)         Year-End ($)
                          acquired on    Value Realized       Exercisable/             Exercisable/
          Name            Exercise (#)        ($)             Unexercisable          Unexercisable(1)
----------------------------------------------------------------------------------------------------------
Jack H. Thomas..........      --              --                  14,210/0               $706,947.50
Eugene B. Johnson.......      --              --                  10,660/0                530,335.00
Walter E. Leach, Jr.....      --              --                5,688/1,422               282,978.00
John P. Duda............      --              --                  10,660/0                530,335.00
----------------------------------------------------------------------------------------------------------

----------
(1) Represents the difference between the exercise price and the fair market value of the Company's common stock at December 31, 1998.

Employee Agreements

      The Company has entered into severance agreements (the "Severance Agreements") with John P. Duda, Jack H. Thomas, Eugene B. Johnson and Walter E. Leach, Jr. (each an "Executive" and, collectively, the "Executives"). Each of the Severance Agreements provides that upon the termination of the Executive's employment due to a Change of Control (as defined below), the Executive is entitled to receive from the Company in a lump sum payment an amount equal to such Executive's base salary as of the date of termination for a period ranging from twelve months to twenty-four months. For purposes of the previous sentence, a "Change of Control" shall be deemed to have occurred if: (a) certain stockholders of the Company no longer own, either directly or indirectly, shares of capital stock of the Company entitling them to 51% in the aggregate of the voting power for the election of the directors of the Company, as a result of a merger or consolidation of the Company, a transfer of capital stock of the Company or otherwise, or (b) the Company sells, assigns, conveys, transfers, leases or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of its property or assets to any other person or entity. In addition, the Company has agreed to maintain the Executives' long term disability and medical benefits for a similar period. In the event that any Executive's employment with the Company is terminated without cause and not as a result of a Change of Control, such Executive is entitled to receive a lump sum payment from the Company in an amount equal to such Executive's base salary for a period ranging from six months to twelve months and is also entitled to long term disability and medical benefits for a similar period. In the event that any Executive's employment is terminated for cause, such Executive is not entitled to any benefits pursuant to the Severance Agreements.

--------
1/       Please provide information with respect to Brady Buckley.

ITEM 12. SECURITY OWNERSHIP AND BENEFICIAL MANAGEMENT

      The following table sets forth information regarding beneficial ownership of the Company's common stock ("Common Stock") as of December 31, 1998 for
      (i) each of the Named Executive Officers and each director of the Company,
      (ii) all officers and directors of the Company as a group, and (iii) each stockholder of the Company who beneficially owns 5% or more of the Company's Common Stock.

                                                          Number of
                                                           Shares              Percent of
                                                         Beneficially         Outstanding
                                                           Owned (1)           Shares (1)
                                                     -------------------   --------------------
Executive Officers and Directors:
Daniel G. Bergstein (2)..........................         152,580.0               8.4%
Meyer Haberman (9)...............................          95,362.5               5.3%
Jack H. Thomas (3)...............................         111,573.5               6.1%
Eugene B. Johnson (4)............................          55,005.0               3.0%
John P. Duda (5).................................          16,030.0               0.8%
G. Brady Buckley ................................               0.0               0.0%
Walter E. Leach, Jr. (6).........................          10,588.0               0.5%
Timothy W. Henry.................................             850.0              0.05%
George E. Matelich (7)...........................         697,788.4              38.5%
Frank K. Bynum, Jr. (7)..........................         697,788.4              38.5%
Reid G. Leggett (8)..............................         697,788.4              38.5%
Nelson Schwab III (8)............................         697,788.4              38.5%
All Executive Officers and Directors as a group
   (10 stockholders).............................       1,838,987.0              99.0%

5% Stockholders:

Carousel Capital Partners, L.P. (8)..............         697,788.4              38.5%
201 North Tryon Street, Suite 2450
Charlotte, North Carolina 28202

Kelso Investment Associates V, L.P. and
Kelso Equity Partners V, L.P. (8)................         697,788.4              38.5%
320 Park Avenue, 24th Floor
New York, New York 10022

----------
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 1,810,146.8 shares of common stock outstanding as of December 31, 1998. Vested options granted to purchase 39,086 shares and warrants to purchase
      829.4 shares result in 1,850,061.2 fully diluted shares as of December 31, 1998.

(2) Includes 152,580 shares owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and his immediate family. Excludes warrants to purchase 62.2 shares of Common Stock.

(3) Includes 14,210 shares of Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Excludes warrants to purchase 103.3 shares of Common Stock.

(4) Includes 10,660 shares of Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Excludes warrants to purchase 206.4 shares of Common Stock.

(5) Includes 10,660 shares of Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Excludes warrants to purchase 165.1 shares of Common Stock.

(6) Includes 5,688 shares of Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Excludes warrants to purchase 148.2 shares of Common Stock.

(7) Includes 630,418.5 shares owned by Kelso Investment Associates V, L.P. ("KIAV") and 67,369.9 shares owned by Kelso Equity Partners V, L.P. ("KEPV"). KIAV and KEPV, due to their common control, could be deemed to beneficially own each others' shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig and Frank K. Bynum, Jr. may be deemed to share beneficial ownership of shares of Common Stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig and Bynum share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities. The business address for each such person and KIAV and KEPV is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

(8) Includes 697,788.4 shares owned by Carousel Capital Partners, L.P. ("Carousel"). Reid Leggett and Nelson Schwab III may be deemed to share beneficial ownership of the shares of Common Stock owned of record by Carousel, by virtue of their status as general partners of Carousel. Messrs. Leggett and Schwab share investment and voting power with respect to securities owned by Carousel, but disclaim beneficial ownership of such securities. The business address for each such person and Carousel is 201 North Tryon Street, Suite 2450, Charlotte, North Carolina 28202.

(9) Includes 9,000 shares owned by Mr. Haberman's wife with respect to which shares Mr. Haberman disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Services Agreements

      On July 31, 1997, the Company entered into Management Services Agreement with MJD Partners, L.P. ("Partners LP") pursuant to which Partners LP provided certain management services to the Company, including, maintaining and supervising the engineering and operations of the Company and its subsidiaries, monitoring the payment of all expenses and capital expenditures, and advising and assisting the Company and its subsidiaries regarding various other matters. The Management Services Agreement was terminated on April 1, 1998 and, in lieu thereof, Messrs. Thomas and Johnson received compensation directly from the Company. Between January 1, 1998 and April 1, 1998, Partners LP was paid $225,000, a significant portion of which was for compensation paid to Messrs. Thomas and Johnson.

Financial Advisory Agreements

      On July 31, 1997, the Company entered into Financial Advisory Agreements with each of the Equity Investors, pursuant to which the Equity Investors provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Pursuant to these agreements, the Company pays annual advisory fees in an aggregate amount of $400,000 to the Equity Investors, payable on a quarterly basis until December 31, 2007. During 1998, the Company paid $367,204 in such fees and related expenses to the Equity Investors.

Consulting Agreement

      The Company has entered into a consulting agreement dated as of July 31, 1997 with an entity controlled by Daniel G. Bergstein pursuant to which Mr. Bergstein has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of Mr. Bergstein's out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The agreement was renewed in 1998. Fees and related expenses paid in 1998 were $103,306.

Legal Services

      Daniel G. Bergstein, a senior partner of Paul, Hastings, Janofsky & Walker LLP ("Paul Hastings"), is a Director of the Company and a significant stockholder. Paul Hastings regularly provides legal services to the Company. In the year ended December 31, 1998, Paul Hastings was paid approximately $2,308,000 by the Company for legal services.

Stockholders Agreement and Registration Rights Agreement

      The Company and its stockholders entered into a Stockholders Agreement dated as of July 31, 1997 (the "Stockholders Agreement") which contains certain provisions, including but limited to: (i) the designation of members to the Board of Directors of the Company (including, initially, two members to be designated by Carousel, one member by Kelso and four members by Partners L.P.), (ii) certain restrictions on transfers of shares by the stockholders of the Company, (iii) the requirement that stockholders take certain actions upon the approval by a majority of the stockholders in connection with an initial public offering or a sale of the Company, (iv) the requirement of the Company to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (v) certain of the participation rights of certain stockholders in connection with a sale of shares by other stockholders, and (vi) the right of the Company to purchase all (but not less than all) of the shares of a stockholder in the event of resignation or termination of employment or death or disability. The Stockholders Agreement also provides that the Company must obtain consent from the Equity Investors in order for the Company to incur debt in excess of $5 million. In addition, the Board shall increase to nine members with the two additional members to be designated for nomination and election by Kelso. During 1998, upon Kelso investing additional equity, a second representative was added to the Board increasing the number of board members from seven to eight.

      The Company and its stockholders entered into a Registration Rights Agreement dated as of July 31, 1997 (the "Registration Rights Agreement") pursuant to which the stockholders have the right in certain circumstances and, subject to certain conditions, to require the Company to register shares of Common Stock held by them under the Securities Act. Under the Registration Rights Agreement, except in limited circumstances, the Company is obligated to pay all expenses in connection with such registration.

Contingent Liabilities

      Daniel G. Bergstein and Meyer Haberman (collectively, the "Borrowers") entered into certain Time Promissory Notes in an aggregate amount not exceeding $3,000,000 ("Notes"). JED Communications Associates, Inc. ("JED"), a corporation owned 100% by Mr. Bergstein and his immediate family, and Meyer Haberman entered into Pledge Agreements ("Pledge Agreements" and collectively with the Notes, the "Loan Documents"), in October 1998, with Bankers Trust Company ("BT"). Pursuant to the Loan Documents, the Borrowers will be (i) entitled to borrow money from BT and
      (ii) JED and Meyer Haberman were required to pledge certain of their shares of common stock of the Company (the "Shares") to BT as collateral for loans extended under the Loan Documents. In conjunction with such transactions, the Company entered into a certain Purchase Agreement and Subordination Agreement in October 1998, with BT, pursuant to which the Company may be required, in the event of a default by the Borrowers of their respective obligations under the Loan Documents, to purchase the Shares and will have the option to purchase, the Notes, Pledge Agreements and other instruments and documents relating thereto from BT. The Company entered into such agreements in order to retain control of the Shares and because such agreements provide for the purchase of such Shares by the Company at a substantial discount to the current fair market value of the Shares.

Purchase of Common Stock by Management

      In conjunction with the Credit Facility, 15,700 shares of the Company's common stock were purchased by certain members of management for $537,741 as follows.

                                                                    Aggregate
Name of management                 Per Share         Number         Purchase
    personnel                       Price(a)      of Shares (b)       Price
-------------------------        ------------    --------------   -------------
John P. Duda...................       $34.25          1,000        $  34,250.0

Jack. H. Thomas................       $34.25          2,000        $  68,500.0

Eugene B. Johnson..............       $34.25          4,000        $ 137,000.0

Walter E. Leach, Jr............       $34.25          2,000        $  68,500.0

Michael J. Stein...............       $34.25          2,750        $  94,187.5

Pamela D. Clark................       $34.25            450        $  15,412.5

Lisa R. Hood...................       $34.25            150        $   5,137.5

Timothy W. Henry...............       $34.25            850        $  29,112.5

Patrick R. Eudy................       $34.25          1,500        $  51,375.0

Patrick L. Morse...............       $34.25          1,000        $  34,250.0

----------
(a) The price per share has been adjusted to reflect the stock split which occurred in November, 1998.
(b) The number of shares have been adjusted to reflect the stock split which occurred in November, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                            MJD COMMUNICATIONS, INC.

                    Independent Auditors' Report and Schedule
                  Form 10-K Securities and Exchange Commission

                        December 31, 1998, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          Independent Auditors' Report

The Board of Directors
MJD Communications, Inc.:

Under date of February 19, 1999, we reported on our audits of the consolidated balance sheets of MJD Communications, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the schedule based on our audits.

In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Lincoln, Nebraska
February 19, 1999

                                                                     Schedule II

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996

                                                                   Additions
                                       Balance at    Additions     charged to    Deductions     Balance at
                                      beginning of     due to      costs and   from allowance     end of
Description                               year      acquisitions    expenses       (note)          year
                                      ------------  ------------   ----------   -------------   ----------
                                                                (Dollars in thousands)
Year ended December 31, 1998,
   allowance deducted from asset
   accounts, allowance for
   doubtful receivables                   $ 49           240           303           223           369
                                          ====           ===           ===           ===           ===

Year ended December 31, 1997,
   allowance deducted from asset
   accounts, allowance for
   doubtful receivables                   $ 58            --            --             9            49
                                          ====           ===           ===           ===           ===

Year ended December 31, 1996,
   allowance deducted from asset
   accounts, allowance for
   doubtful receivables                   $254            --             5           201            58
                                          ====           ===           ===           ===           ===

Note:  Customers' accounts written-off, net of recoveries.

See accompanying independent auditors' report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MJD COMMUNICATIONS, INC.


                                    By:    /s/ WALTER E. LEACH, JR.
                                    --------------------------------------
                                             Walter E. Leach, Jr.
                                    Senior Vice President, Chief Financial
                                             Officer and Secretary

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                         Title                    Date
----------                         -----                    ----


Daniel G. Bergstein /s/            Director                 March 29, 1999
-----------------------
 Daniel G. Bergstein


 Meyer Haberman/s/                 Director                 March 29, 1999
-----------------------
  Meyer Haberman


  Jack H. Thomas/s/                Director, Chairman       March 29, 1999
-----------------------            of the Board
   Jack H. Thomas                  of Directors,
                                   and Chief
                                   Executive Officer


Eugene B. Johnson/s/               Director, Vice            March 29, 1999
-----------------------            Chairman of the
 Eugene B. Johnson                 Board of Directors,
                                   Executive
                                   Vice President
                                   and Secretary


George E. Matelich/s/              Director                 March 29, 1999
-----------------------
 George E. Matelich


Reid G. Leggett/s/                 Director                 March 29, 1999
-----------------------
 Reid G. Leggett

Nelson Schwab, III/s/              Director                 March 29, 1999
-----------------------
Nelson Schwab, III


Frank K. Bynum, Jr./s/             Director                 March 29, 1999
-----------------------
Frank K. Bynum, Jr.


Walter E. Leach Jr./s/             Senior Vice              March 29, 1999
-----------------------            President, Chief
Walter E. Leach Jr.                Financial Officer
                                   and Secretary
                                   (Principal
                                   Financial Officer)


Lisa R. Hood/s/                    Controller               March 29, 1999
-----------------------            (Principal
Lisa R. Hood                       Accounting
                                   Officer)



*By: Walter E. Leach, Jr./s/
----------------------------
    Attorney-in-Fact

                                 Exhibit Index

EXHIBIT                                                                     PAGE
NUMBER                            DESCRIPTION                               NO.
-------                           -----------                               ----
  2.1   Stock Purchase Agreement, dated March 6, 1997 among the
        Company, MJD Partners, L.P. Carousel Capital Partners, L.P.,
        Kelso Investment Associates V, L.P. and Kelso Equity Partners,
        V, L.P., as amended*
  2.2   Stock Purchase Agreement dated as of March 28, 1996 among MJD
        Services Corp., Rick A. Moore, Tom D. Moore, Penta-Gen
        Investments, Inc., and Odin Telephone Exchange, Inc.*
  2.3 Agreement and Plan of Merger dated as of March 27, 1998 by and among MJD Ventures, Inc., Utilities Acquisition Corp. and
        Utilities, Inc.*
  2.4   Agreement and Plan of Merger, dated as of August 6, 1996 among
        MJD Holdings Corp., C&E Acquisitions Corp. and Chatauqua and
        Erie Telephone Corporation*
  2.5   Stock Purchase Agreement, dated as of September 24, 1996 among
        MJD Holdings Corp., Kadoka Telephone Co., Bruce G. Conlee and
        Virginia L. Conlee*

EXHIBIT                                                                     PAGE
NUMBER                            DESCRIPTION                               NO.
-------                           -----------                               ----
  2.6   Stock Purchase Agreement, dated as of June 24, 1997 among MJD
        Ventures, Inc., Gary Porter, Virginia M. Porter, Renee Porter,
        C-R Communications, Inc., C-R Telephone Company and certain stockholders*
  2.7 Agreement and Plan of Merger, dated as of September 2, 1997 among MJD Holdings Corp., Taconic Acquisition Corp. and Taconic Telephone Corp.*
  2.8 Agreement and Plan of Merger, dated December 31, 1997 among MJD Ventures, Inc., Ellensburg Acquisition Corp. and Ellensburg
        Telephone Company*
  2.9   Agreement and Plan of Merger, dated as of March 12, 1998 among
        MJD Communications, Inc., Chouteau Acquisitions Corp., Chouteau Telephone Company and certain shareholders of Chouteau
        Telephone Company*
  2.10 Stock Purchase Agreement, dated as of October 16, 1998 among MJD Services Corp., Carla J. Brownlee and Ravenswood Communications, Inc.
  3.1   Amended and Restated Certificate of Incorporation of the
        Company*
  3.2   Amended and Restated By-Laws of the Company*
  4.1 Indenture, dated as of May 5, 1998, between the Company and United States Trust Company of New York, as trustee, relating to the Company's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due
        2008*
  4.2   Form of Initial Fixed Rate Security*
  4.3   Form of Initial Floating Rate Security*
  4.4   Form of Exchange Fixed Rate Security*
  4.5   Form of Exchange Floating Rate Security*
  4.6 Form of Purchase Agreement dated as of April 30, 1998 between the Company and the Initial Purchasers named therein*
  4.7   Registration Agreement dated as of April 30, 1998 between the
        Company and the Initial Purchasers named therein*
 10.1 Credit Agreement dated as of March 30, 1998 among the Company, various lending institutions, NationsBanc of Texas, N.A. and Bankers Trust Company
 10.2   Form of B Term Note*
 10.3   Form of C Term Note--Floating Rate*
 10.4   Form of C Term Note--Fixed Rate*
 10.5   Form of RF Note*
 10.6   Form of AF Note*
 10.7   Subsidiary Guarantee, dated as of March 30, 1998, by MJD
        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
        Enterprises, Ltd. for the benefit of Bankers Trust Company*
 10.8   Pledge Agreement, dated as of March 30, 1998 among MJD
        Communications, Inc., ST Enterprises, Ltd., MJD Holdings Corp.,
        MJD Services Corp., MJD Ventures, Inc., C-R Communications,
        Inc., as pledgors, and Bankers Trust Company, as collateral agent and pledgee*
 10.9 Capital Contribution Agreement, dated as of March 27, 1998 among Kelso Investment Associates V, L.P., Kelso Equity
        Partners V, L.P., Carousel Capital Partners, L.P., MJD
        Communications, Inc. and Bankers Trust Company*
 10.10 Stockholder's Agreement, dated as of July 31, 1997 among Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P.,
        Carousel Capital Partners V, L.P., the Company and MJD
        Partners, L.P.*
 10.11  Registration Rights Agreement, dated as of July 31, 1997 among
        Kelso Investment Associates V, L.P., Kelso Equity Partners,
        L.P., the Company and MJD Partners, L.P.*
 10.12 Financial Advisory Agreements, dated as of July 31, 1997 among the Company, MJD Holdings Corp. and affiliates of each of Kelso Investment Associates V, L.P., Kelso Equity Partners, L.P. and
        Carousel Capital Partners, L.P.*
 10.13  Share Exchange Agreement, dated as of July 31, 1997 between the
        Company and MJD Partners, L.P.*
 10.14 Contribution Agreement, dated as of July 31, 1997 between Meyer Haberman, Jack H. Thomas, Eugene B. Johnson and Bugger
        Associates, Inc. and MJD Partners, L.P.*

EXHIBIT                                                                     PAGE
NUMBER                            DESCRIPTION                               NO.
-------                           -----------                               ----
 10.15  Contribution Agreement, dated as of July 31, 1997 between MJD
        Partners, L.P. and the Company*
 10.16  Amended and Restated Class A Voting Common Stock Purchase
        Warrants of the Company*
 10.17  Consulting Agreement, dated as of July 31, 1997 between MJD
        Partners, Inc. and Bugger Associates, Inc.*
 10.18  Severance Agreement, dated as of July 31, 1997 between ST
        Enterprises, LTD and John P. Duda*
 10.19  Severance Agreement, dated as of July 31, 1997 among the
        Company, MJD Partners, Inc. and Eugene B. Johnson*
 10.20  Severance Agreement, dated as of July 31, 1997 between the
        Company and Walter E. Leach, Jr.*
 10.21  Severance Agreement, dated as of July 31, 1997 among the
        Company, MJD Partners, Inc. and Jack H. Thomas*
 10.22  Amendment to Credit Agreement dated as of July 30, 1998, among the Company, various lending institutions, NationsBanc of
        Texas, N.A. and Bankers Trust Company*
 10.23  Form of Purchase Agreement and Subordination Agreement between
        Bankers Trust Company and the Company*
 12     Ratio of Earnings to fixed charges calculation (filed herewith)
 21     Subsidiaries of the Company
 23.6   Consent of KPMG Peat Marwick
 27     Financial Data Schedule

----------

*     Previously filed.