Form 10-Q
period 1999-03-31
MJD COMMUNICATIONS INC
filed 1999-05-14
CIK 1062613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-56365

                            ------------------------

                            MJD COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             13-3725229
      (State or Other Jurisdiction of                 (IRS Employer
       Incorporation or Organization)              Identification No.)

    521 EAST MOREHEAD STREET, SUITE 250                   28202
         CHARLOTTE, NORTH CAROLINA
  (Address of Principal Executive Offices)             (Zip Code)

       Registrant's Telephone Number, Including Area Code: (704) 344-8150

                            ------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of May 12, 1999, the registrant had outstanding 1,810,147 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MJD COMMUNICATIONS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................................................

              Condensed Consolidated Balance Sheets as of March 31, 1999 and
              December 31, 1998............................................................................           3

              Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and
              1998.........................................................................................           4

              Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and
              1998.........................................................................................           5

              Notes to Condensed Consolidated Financial Statements.........................................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations..........................................................................           9

Item 3a.    Quantitative and Qualitative Disclosures About Market Risk.....................................          15

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          16

Item 5.     Other Information..............................................................................          16

Item 6.     Exhibits and Reports on Form 8-K...............................................................          17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  ------------
                                                                                        (UNAUDITED)

                                                                                         (DOLLARS IN THOUSANDS)
                                                     ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $  12,240        13,241
  Accounts receivable and other.......................................................      22,520        22,395
                                                                                        -----------  ------------
Total current assets..................................................................      34,760        35,636
                                                                                        -----------  ------------
Property, plant, and equipment, net...................................................     143,942       142,321
                                                                                        -----------  ------------
Other assets:
  Investments.........................................................................      33,719        37,894
  Goodwill, net of accumulated amortization...........................................     209,749       203,867
  Deferred charges and other assets...................................................      21,603        21,173
                                                                                        -----------  ------------
Total other assets....................................................................     265,071       262,934
                                                                                        -----------  ------------
Total assets..........................................................................   $ 443,773       440,891
                                                                                        -----------  ------------
                                                                                        -----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................   $   9,365        10,153
  Current portion of long-term debt, and other........................................       4,530         4,383
  Demand notes payable................................................................         754           754
  Accrued interest payable............................................................       8,783         3,947
  Other accrued liabilities...........................................................       5,025         6,842
                                                                                        -----------  ------------
Total current liabilities.............................................................      28,457        26,079
                                                                                        -----------  ------------
Long-term liabilities:
  Long-term debt, net of current portion..............................................     363,641       364,610
  Put warrant obligation..............................................................       4,558         4,169
  Deferred credits and other long-term liabilities....................................      35,528        32,712
                                                                                        -----------  ------------
Total long-term liabilities...........................................................     403,727       401,491
                                                                                        -----------  ------------
Minority interest.....................................................................         494           435
                                                                                        -----------  ------------
Common stock subject to put option....................................................       3,000         3,000
                                                                                        -----------  ------------
Stockholders' equity:
  Common stock........................................................................          17            17
  Additional paid-in capital..........................................................      45,785        45,735
  Retained deficit....................................................................     (37,707)      (35,866)
                                                                                        -----------  ------------
Total stockholders' equity............................................................       8,095         9,886
                                                                                        -----------  ------------
Total liabilities and stockholders' equity............................................   $ 443,773       440,891
                                                                                        -----------  ------------
                                                                                        -----------  ------------

     See accompanying notes to condensed consolidated financial statements

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                            --------------------
                                                                                              1999       1998
                                                                                            ---------  ---------

                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Operating revenues:
  Switched services.......................................................................  $  25,155     11,653
  Other...................................................................................      7,673      2,902
                                                                                            ---------  ---------
Total operating revenues..................................................................     32,828     14,555
                                                                                            ---------  ---------
Operating expenses:
  Plant operations........................................................................      4,645      2,409
  Corporate and customer service..........................................................      6,574      3,287
  Depreciation and amortization...........................................................      7,182      2,632
  Cost of services resold.................................................................      2,780      1,022
  Other general and administrative........................................................      5,275      1,166
                                                                                            ---------  ---------
Total operating expenses..................................................................     26,456     10,516
                                                                                            ---------  ---------
Income from operations....................................................................      6,372      4,039
                                                                                            ---------  ---------
Other income (expense):
  Net gain on sale of investments.........................................................        206          7
  Interest income.........................................................................        165         37
  Dividend income.........................................................................        405         29
  Interest expense........................................................................     (9,334)    (2,860)
  Other nonoperating, net.................................................................        140         (3)
                                                                                            ---------  ---------
Total other expense.......................................................................     (8,418)    (2,790)
                                                                                            ---------  ---------
Earnings (loss) before income taxes and extraordinary item................................     (2,046)     1,249
Income tax (expense) benefit..............................................................        231       (615)
                                                                                            ---------  ---------
Earnings (loss) before extraordinary item.................................................     (1,815)       634
Extraordinary item net of tax.............................................................         --     (2,521)
                                                                                            ---------  ---------
Loss before minority interest.............................................................     (1,815)    (1,887)
Minority interest in income of subsidiaries...............................................        (26)       (25)
                                                                                            ---------  ---------
Net loss..................................................................................  $  (1,841)    (1,912)
                                                                                            ---------  ---------
                                                                                            ---------  ---------

     See accompanying notes to condensed consolidated financial statements

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------

                                                                                            (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................................................  $   (1,841)     (1,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization...........................................................       7,669       2,711
  Other non cash income...................................................................        (222)       (148)
  Loss on early retirement of debt........................................................          --       2,897
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable...................................................................       1,250        (978)
    Accounts payable and accrued expenses.................................................        (862)     (2,231)
    Minority interest.....................................................................          26          25
    Income taxes recoverable..............................................................       3,651        (784)
                                                                                            ----------  ----------
  Total adjustments.......................................................................      11,512       1,492
                                                                                            ----------  ----------
  Net cash provided (used) by operating activities........................................       9,671        (420)
                                                                                            ----------  ----------
Cash flows from investing activities:
  Net capital additions...................................................................      (3,105)       (655)
  Acquisitions of telephone properties....................................................     (13,035)    (63,947)
  Other, net..............................................................................       7,562        (763)
                                                                                            ----------  ----------
  Net cash used in investing activities...................................................      (8,578)    (65,365)
                                                                                            ----------  ----------
Cash flows from financing activities:
  Loan origination costs..................................................................          --      (9,000)
  Proceeds from issuance of long-term debt................................................          --     195,000
  Repayment of long-term debt.............................................................      (2,151)    (86,865)
  Net proceeds from the issuance of common stock..........................................          --      16,838
  Repurchase of preferred stock and warrants..............................................          --        (130)
  Other, net..............................................................................          57     (47,009)
                                                                                            ----------  ----------
  Net cash provided (used) by financing activities........................................      (2,094)     68,834
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................      (1,001)      3,049
Cash and cash equivalents, beginning of period............................................      13,241       6,822
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   12,240       9,871
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying notes to condensed consolidated financial statements

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF FINANCIAL REPORTING

    The unaudited interim financial statements include the consolidated statements of the Company. In the opinion of the management of the Company, its respective financial statements reflect all adjustments necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 1998 annual report on Form 10-K, which was filed on March 29, 1999.

(2)  ACQUISITIONS

    On February 1, 1999, the Company acquired 100% of the outstanding common stock of Ravenswood Communications, Inc. and its subsidiaries. On February 16, 1999 the Company acquired 98% of the outstanding common stock of Columbus Grove Telephone Company and its subsidiary. The aggregate purchase price for these acquisitions was $14.9 million, and acquisition costs were approximately $295,000.

    These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. Not all purchase price allocations have been finalized, however, due to the existence of certain pre-acquisition contingencies. Consequently, adjustments to the preliminary allocations of purchase price may emerge as contingencies are resolved, provided that any such adjustments are expected to occur not more than twelve months from the relevant acquisition date. Goodwill recognized in connection with these acquisitions was approximately $6.7 million and will be amortized over an estimated useful life of 40 years.

    On April 30, 1999, the Company acquired 100% of the outstanding stock of Union Telephone Company of Hartford and subsidiaries, Armour Independent Telephone Co., Bridgewater-Canistota Independent Telephone Co. and WMW Cable TV Co. (collectively, "Union") for approximately $16.5 million. The acquisition will be accounted for using the purchase method of accounting.

    The Company has entered into a definitive agreement to acquire one other unrelated rural local exchange carrier ("RLEC"). The acquisition is expected to close in the third quarter of 1999. The purchase price is expected to be approximately $3.2 million and will be financed through cash flow from existing operations or the Company's senior secured credit facility. The acquisition will be accounted for using the purchase method of accounting.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1999 and 1998, including the pending acquisition, occurred on January 1, 1998. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS (CONTINUED)
achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                          PRO FORMA
                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------

                                                                         (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
Revenues.......................................................  $      34,267         31,052
Net loss.......................................................         (1,653)        (3,857)

(3)  STOCK OPTION PLAN

    In February 1999, the compensation committee of the Board of Directors of Fairpoint Communications Corp. ("Fairpoint"), approved the grant of options covering 855,500 shares of common stock of FairPoint under the FairPoint Communications Corp. Stock Incentive Plan at an exercise price of $0.50 per share, which is the estimated fair market value of Fairpoint's common stock. The options have a term of ten years.

(4)  REPORTABLE SEGMENTS

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                                ILEC         CLEC
                                                             OPERATIONS   OPERATIONS     TOTAL
                                                            ------------  -----------  ---------
                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Three months ended March 31, 1999:
  Revenue from external customers.........................  $     30,689       2,138      32,827
  Intersegment revenues...................................       --              235         235
  EBITDA..................................................        17,107      (2,663)     14,444

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

(4)  REPORTABLE SEGMENTS (CONTINUED)
    A reconciliation of reportable segment amounts to the Company's consolidated balances for the three months ended March 31, 1999 is as follows:

                                                                                     (DOLLARS
                                                                                        IN
                                                                                     THOUSANDS)
EBITDA to net loss:
  EBITDA...........................................................................  $  14,444
  Other components of EBITDA
    Depreciation and amortization..................................................     (7,182)
    Interest expense...............................................................     (9,334)
    Income tax expense                                                                     231
                                                                                     ---------
      Net loss.....................................................................  $  (1,841)
                                                                                     ---------
                                                                                     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MJD COMMUNICATIONS, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY"). THE DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1999.

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

OVERVIEW

    MJD Communications, Inc. ("MJD") focuses primarily on acquiring and operating rural local exchange carriers ("RLECs"), the rural segment of the telecommunications industry. During the first quarter ending March 31, 1999, MJD acquired two RLECs, Ravenswood Communications, Inc. and The Columbus Grove Telephone Company (collectively the "1999 Acquisitions"), which in the aggregate serve approximately 3,900 access lines. Including the 1999 Acquisitions, the Company owned and operated 19 RLECs which served approximately 135,000 access lines located in eleven states at March 31, 1999.

    MJD has initiated a competitive local exchange carrier ("CLEC") strategy through its wholly-owned subsidiary FairPoint Communications Corp. ("FairPoint"). FairPoint began offering telecommunications services in April 1998. At March 31, 1999, FairPoint was providing telecommunications services in twenty-four markets and had provisioned approximately 11,000 access lines. With the inclusion of FairPoint, total access lines under management by the Company was approximately 146,000 at March 31, 1999.

    REVENUES: The Company's switched revenues are derived primarily from: (i) the provision of basic local telephone service revenues; and (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls. Other revenues include ancillary service revenues such as billing and collection, long distance resale, enhanced services, and other such ancillary services and FairPoint's revenues.

    OPERATING EXPENSES: The Company's operating expenses are categorized as plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses. Access line growth, the Company's acquisition activity and general business inflationary adjustments influence year to year changes in such expenses.

    OTHER (INCOME) EXPENSES: The Company's other income includes interest income, dividends, gain or loss on sale of assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest expense on the Company's debt and other non-operating expenses.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
     1998

    OPERATING REVENUE. Net revenue increased $18.3 million, or 125.5%, to $32.8 million from $14.6 million for the three months ended March 31, 1999 and 1998, respectively. The 1999 Acquisitions and the acquisitions completed by the Company in 1998 (the "1998 Acquisitions") accounted for $17.0 million, or 117.0%, of the revenue increase. For the RLECs owned and operated for a comparable period in 1999 and 1998, net revenues were unchanged at $14.5 million. FairPoint reported first quarter 1999 revenues of $1.3 million, or 8.7% of the increase in revenues reported for the three months ended March 31, 1999. As FairPoint began reporting revenues in April 1998, FairPoint has no comparable information to report for the three months ended March 31, 1998.

    Basic local service revenue increased $3.9 million to $6.1 million from $2.2 million for the three months ended March 31, 1999 and 1998, respectively. This revenue increase is primarily attributable to an increase in access lines from the 1999 Acquisitions and the 1998 Acquisitions. The 1999 Acquisitions and the 1998 Acquisitions acquired after the first quarter 1998 accounted for 82,556 access lines, or 61% of total access lines, operated by the Company at March 31, 1999. For RLECs owned and operated by the Company for the comparable periods ending March 31, 1999 and 1998, these RLECs achieved internal growth of 3,320 access lines. The 1999 Acquisitions and 1998 Acquisitions contributed $3.7 million of the increase in basic local service revenue for the three months ended March 31, 1999. For the RLECs owned and operated for a comparable period, basic local service revenues increased by $0.2 million to $2.4 million from $2.2 million for the three months ended March 31, 1999 and 1998, respectively.

    Universal Service Support Fund ("USSF") revenue increased $0.4 million to $1.5 million from $1.1 million for the three months ended March 31, 1999 and 1998, respectively. The 1999 Acquisitions and 1998 Acquisitions reported $0.3 million in USSF revenue for the three months ended March 31, 1999. For the RLECs owned and operated for a comparable period, USSF revenues increased by $0.1 million to $1.2 million from $1.1 million for the three months ended March 31, 1999 and 1998, respectively.

    Network access revenues or interstate and intrastate revenues increased $9.2 million to $17.5 million from $8.3 million for the three months ended March 31, 1999 and 1998, respectively. This revenue increase is attributable to the increase in minutes of use contributed by the 1999 Acquisitions and 1998 Acquisitions. Network access revenues contributed by the 1999 Acquisitions and 1998 Acquisitions in the three months ended March 31, 1999 was $9.5 million. For the RLECs owned and operated for a comparable period, network access revenues decreased by $0.3 million to $8.0 million from $8.3 million for the three months ended March 31, 1999 and 1998, respectively.

    Other revenues increased $4.8 million to $7.7 million from $2.9 million for the three months ended March 31, 1999 and 1998, respectively. Revenue contribution from the 1999 Acquisitions and the 1998 Acquisitions provided $3.5 million of the increase in other revenue for the three months ended March 31, 1999. For the RLECs owned and operated for a comparable period by the Company, other revenues remained at $2.9 million for the three months ended March 31, 1999 and 1998. FairPoint had revenue of $1.3 million for the three months ended March 31, 1999. As Fairpoint began reporting revenue in April, 1998, Fairpoint has no comparable revenue information to report for the three months ended March 31, 1998.

    OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $15.9 million to $26.5 million from $10.5 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributed to the operating expenses associated with the 1999 Acquisitions and the 1998 Acquisitions, which in the aggregate accounted for $11.7 million of the increase. For RLECs owned and operated for a comparable period, operating expenses increased approximately $0.5 million, or 5.3%, to $11.0 million for the three months ended March 31, 1999 from $10.4 million for the three months ended March 31, 1998. The change was primarily attributable to an increase in corporate and customer service expenses and in cost of services resold at the Company's long distance subsidiary, ST Long Distance. FairPoint's operating expenses were $3.7 million, or 34.9%, of the Company's operating expense increase, for the three months ended March 31, 1999. As FairPoint began reporting expenses in April 1998, FairPoint has no comparable expense information to report for the three months ended March 31, 1998.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $2.3 million, or 57.8%, to $6.4 million from $4.0 million for the three months ended March 31, 1999 and 1998, respectively. As a percentage of revenues, income from operations was 19.4% as compared to 27.8% for the three months ended March 31, 1999 and 1998, respectively. This income from operations margin decline for the three months ended March 31, 1999 is attributed to the expenses associated with FairPoint and an increase in corporate and customer services expenses. For RLECs owned and operated for a comparable period, the income from operations decreased $0.6 million to $3.5 million in 1999 from $4.1 million in 1998 and the income from operations margin decreased to 10.7% from 28.1%. The decrease was attributable to an increase in corporate and customer services expenses and depreciation.

    OTHER INCOME (EXPENSE). Net other expense increased $5.6 million to $8.4 million from $2.8 million for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    Implementation of the Company's acquisition strategy has required a significant portion of the Company's capital resources. The Company historically has used the proceeds of institutional and bank debt, private equity offerings, and the Company's available cash flow, to fund the Company's acquisition strategy.

    The Company maintains a senior secured credit facility (the "Credit Facility"). Within the Credit Facility there is an $85 million reducing revolving term facility with a remaining term of five and one-half years. This facility is available for general corporate purposes, capital expenditures and acquisitions. At March 31, 1999, there was no outstanding balance under this revolving term facility. Borrowings under the Credit Facility are guaranteed by the Company's four mid-tier subsidiary companies and secured by certain subsidiaries' pledge of stock. Pursuant to the Credit Facility, the Company is required to comply with certain financial covenants. For the three months ended March 31, 1999, the Company was in compliance with such covenants.

    On May 5, 1998, the Company consummated a public offering of debt consisting of $125 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes and $75 million in aggregate principal amount of Floating Rate Callable Securities, each due in 2008 (collectively the "Notes"). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, and effectively subordinated to all existing and future debt and other liabilities of the Company's subsidiaries. Interest on the Notes is payable semi-annually.

    Besides debt service, the Company's primary liquidity requirements are expected to be for general corporate purposes, capital expenditures and to finance the Company's pending or future acquisition activities. The Company believes that proceeds from the Credit Facility and the sale of non-core assets during 1999 are sufficient to fund the pending acquisition. The Company has historically generated sufficient cash flow from operations to meet all of its capital expenditure requirements. During the first quarter of 1999 and 1998, the Company spent approximately $3.1 million and $0.7 million respectively, on capital expenditures. The Company expects capital expenditures in 1999 for all existing operations to be approximately $25.0 million, which is expected to be funded through existing operations.

    The Company's entry into additional markets as a CLEC is expected to result in the Company incurring initial operating losses in its CLEC business. The Company invested approximately $5.0 million in Fairpoint in 1998 and expects to invest approximately $15.0 million in 1999, in order to enable FairPoint to expand into ten additional markets and increase its total number of CLEC markets served to 24. In addition, FairPoint plans to build telecommunications facilities to migrate its customers to the Company's existing networks, which will require substantial capital expenditures in 1999 and 2000. The Credit Facility limits the funding of such losses and capital expenditures to (i) $5.0 million per year so long as the senior debt leverage ratio (as calculated under the Credit Facility) exceeds 4.0x and (ii) $15.0 million per year whenever such leverage ratio is under 4.0x. The terms of the Notes also impose certain restrictions on the Company's ability to fund FairPoint's expansion. If FairPoint's business plan proves to be successful, the Company believes Fairpoint will be able to raise separate capital for its future capital requirements.

    Net cash provided by operating activities was $9.7 million for the three months ended March 31, 1999 and net cash used by operating activities was $0.4 million for the three months ended March 31, 1998. Net cash used in investing activities was $8.6 million and $65.4 million for the three months ended March 31, 1999 and 1998, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $13.0 million and $63.9 million for the three months ended March 31, 1999 and 1998, respectively, and capital expenditures of $3.1 million and $0.7 million for the three months ended March 31, 1999 and 1998, respectively. Net cash used by financing activities was $2.1 million for the three months ended March 31, 1999 and net cash provided by financing activities was $68.8 million for the three months ended March 31, 1998. These cash flows for the three months ended March 31, 1999 primarily represent the repayment of long-term debt. The cash flows for the three months ended March 31, 1998 primarily represent borrowings, in the amount of $195.0 million and proceeds from the issuance of common stock of $16.8 million. A majority of the proceeds for the three months ended March 31, 1998 were utilized to repay long-term debt of $86.9 million and to complete the 1998 Acquisitions.

    Adjusted EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance or as a substitute for cash flow as a measure of liquidity. Adjusted EBITDA presented herein differs from the definition of EBITDA in the indenture relating to the Notes. The definition of EBITDA in such indenture is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which the Company may incur. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

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

    Adjusted EBITDA increased 115.0% to $14.4 million for the three months ended March 31, 1999 from $6.7 million for the three months ended March 31, 1998. Adjusted EBITDA reported by the RLECs was $17.1 million and by FairPoint was $(2.7) million for the three months ended March 31, 1999.

    The Company may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If the Company's growth occurs more rapidly than is currently anticipated or if its operating results are below expectations, there can be no assurance that the Company will be successful in raising sufficient additional capital on terms that it will consider acceptable, or that the Company's operations will produce positive cash flow in sufficient amounts to meet its debt obligations. The Company's failure to raise and generate sufficient funds may require it to delay or abandon some of its planned future growth or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the telecommunications industry.

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

    Thus far, the identification phase has identified year 2000 issues in the following critical Company-owned systems; (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer services systems and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000 related liability with respect to the telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers. The identification, planning and remediation phases of the Plan are materially complete as they relate to Company-owned systems

    Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors and other telecommunications carriers:

    - The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to Company-owned systems are in process and are expected to be completed by mid-year 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

    - With respect to critical services provided by utilities and other third parties, the Company is in the process of contacting all such suppliers and plans to have contacted all such suppliers before the end of first quarter 1999. Thus far, a majority of those suppliers contacted have responded that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

    - The Year 2000 compliance status of other telecommunications carriers with which the Company's switching systems interconnect is not yet known. The Company is making inquiries with these carriers to determine their compliance status and expects to obtain the results of compliance tests during second quarter 1999, although there can be no assurance that carriers will supply this information.

    While the Company currently believes that it will be able to remediate and selectively test Company-owned systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) to timely and accurately process service requests and (iv) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in a loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans.

    Contingency planning to maintain and restore services in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed during the first quarter of 1999, but their review and development will continue throughout 1999.

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as approximately 82% of the Company's debt is at fixed rates or effectively at fixed rates through the use of interest rate swaps. At March 31, 1999, the fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At March 31, 1999, the Company had long-term debt with a carrying value of approximately $367.2 million and estimated fair value of approximately $369.8 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 91.9 basis points in interest rates (ten percent of the rates currently offered to the Company). An increase in interest rates would result in approximately a $0.7 million decrease in fair value of the Company's long-term debt.

    The Company has entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of these swaps was approximately $(0.2) million at March 31, 1999. The negative fair value indicates an estimated amount the Company would have to pay to cancel the contracts or transfer them to other parties. Pertaining to the Credit Facility, the Company used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As to its Floating Rate Notes, the Company used two interest rate swap agreements, with notational amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. Both swap agreements expire on November 1, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

    On April 6, 1998, Latin World Communications, Inc. ("LWC") and Debra A. Boudrot, LWC's principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of ST Long Distance (a subsidiary of the Company), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by May, and ST Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, ST Long Distance provided long distance services to Plaintiffs in connection with the Plaintiffs' prepaid telephone card distribution business. On June 26, 1998, Plaintiffs filed an Amended Complaint. Plaintiffs assert claims against May, Siesta and ST Long Distance for breach of contract, fraud, misappropriation of trade secrets, overpayments to May, interference with business relationships, deceptive trade practices and trade slander. Plaintiffs seek approximately $1 million in damages plus an unspecified amount of punitive damages related to these claims as well as injunctive relief relating to certain other matters. The Company timely answered the Plaintiffs' Complaint and Amended Complaint, denied Plaintiffs' claims, asserted counterclaims against Plaintiffs, asserted cross-claims against May, and filed a Third Party Complaint against David Dwiggins ("Dwiggins"), a business partner of May. The Company intends to vigorously contest all of the Plaintiffs' claims, believes that it has no liability to the Plaintiffs and will actively pursue its claims against Plaintiffs, May and Dwiggins. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

ITEM 5. OTHER INFORMATION

    RECENT AND PENDING ACQUISITIONS

    The Company has recently completed the following RLEC acquisition:

    On April 30, 1999, the Company acquired Union. Union is headquartered in Hartford, South Dakota, approximately 12 miles west of Sioux Falls. Union operates approximately 3,300 access lines in eastern South Dakota. The Company purchased the stock of Union for approximately $16.5 million. In the year ended December 31, 1998, Union had revenues of $3.1 million.

    The Company has entered into an agreement to acquire one other unrelated rural local exchange carrier. The acquisition is expected to close in the second quarter of 1999. The purchase price is expected to be approximately $3.2 million and will be financed through existing operations.

    Each of the above-referenced acquisitions will be accounted for using the purchase method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------

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

       2.10  Stock Purchase Agreement, dated as of October 16, 1998 among MJD Service Corp.,
             Carla J. Brownlee and Ravenswood Communications, Inc.*

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

       4.4   Form of Exchange Fixed Rate Security*

       4.5   Form of Exchange Floating Rate Security*

       4.6   Form of Purchase Agreement dated as of April 30, 1998 between the Company and the Initial Purchasers named therein*

       4.7   Registration Agreement dated as of April 30, 1998 between the Company and the Initial Purchasers named therein*

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

      10.16  Amended and Restated Class A Voting Common Stock Purchase Warrants of the Company*

      10.17  Consulting Agreement, dated as of July 31, 1997 between MJD Partners, Inc. and Bugger Associates, Inc.*

      10.18  Severance Agreement, dated as of July 31, 1997 between ST Enterprises, LTD and John P. Duda*

      10.19  Severance Agreement, dated as of July 31, 1997 among the Company, MJD Partners, Inc. and Eugene B.
             Johnson*

      10.20  Severance Agreement, dated as of July 31, 1997 between the Company and Walter E. Leach, Jr.*

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

      10.23  Form of Purchase Agreement and Subordination Agreement between Bankers Trust Company and the Company*

      21     Subsidiaries of the Company*

      27     Financial Data Schedule

------------------------

*   Previously filed.

        (b)  Reports on Form 8-K

       The Company did not file any current reports on Form 8-K during the quarter ended March 31, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MJD COMMUNICATIONS, INC.

                                BY:           /S/ WALTER E. LEACH, JR.
                                     -----------------------------------------
                                                Walter E. Leach, Jr.
                                               SENIOR VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER AND SECRETARY