Form 10-Q
period 1999-06-30
MJD COMMUNICATIONS INC
filed 1999-08-13
CIK 1062613

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-56365

                            ------------------------

                            MJD COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                             13-3725229
      (State or Other Jurisdiction of       (IRS Employer Identification No.)
       Incorporation or Organization)

    521 EAST MOREHEAD STREET, SUITE 250                   28202
         CHARLOTTE, NORTH CAROLINA                     (Zip Code)
  (Address of Principal Executive Offices)

              Registrant's Telephone Number, Including Area Code:
                                 (704) 344-8150

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 13, 1999, the registrant had outstanding 1,810,147 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MJD COMMUNICATIONS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements...........................................................................

              Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..............           3

              Condensed Consolidated Statements of Operations for the three months and six months ended
              June 30, 1999 and 1998.......................................................................           4

              Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
              1998.........................................................................................           5

              Notes to Condensed Consolidated Financial Statements.........................................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........           8

Item 3a.    Quantitative and Qualitative Disclosures About Market Risk.....................................          15

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings..............................................................................          16

Item 5.     Other Information..............................................................................          16

Item 6.     Exhibits and Reports on Form 8-K...............................................................          17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER
                                                                        JUNE 30,        31,
                                                                          1999         1998
                                                                       -----------  -----------
                                                                       (UNAUDITED)
                                                                        (DOLLARS IN THOUSANDS)
                                            ASSESTS
Current assets:
  Cash and cash equivalents..........................................   $  10,017       13,241
  Accounts receivable and other......................................      25,370       22,395
                                                                       -----------  -----------
Total current assets.................................................      35,387       35,636
                                                                       -----------  -----------
Property, plant, and equipment, net..................................     147,170      142,321
                                                                       -----------  -----------
Other assets:
  Investments........................................................      33,589       37,894
  Goodwill, net of accumulated amortization..........................     214,915      203,867
  Deferred charges and other assets..................................      21,151       21,173
                                                                       -----------  -----------
Total other assets...................................................     269,655      262,934
                                                                       -----------  -----------
Total assets.........................................................   $ 452,212      440,891
                                                                       -----------  -----------
                                                                       -----------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................   $   9,115       10,153
  Current portion of long-term debt and other........................       4,955        4,383
  Demand notes payable...............................................         752          754
  Accrued interest payable...........................................       4,033        3,947
  Other accrued liabilities..........................................       3,971        6,842
                                                                       -----------  -----------
Total current liabilities............................................      22,826       26,079
                                                                       -----------  -----------
Long-term liabilities:
  Long-term debt, net of current portion.............................     380,165      364,610
  Put warrant obligation.............................................       4,948        4,169
  Deferred credits and other long-term liabilities...................      35,583       32,712
                                                                       -----------  -----------
Total long-term liabilities..........................................     420,696      401,491
                                                                       -----------  -----------
Minority interest....................................................         503          435
                                                                       -----------  -----------
Common stock subject to put option...................................       3,000        3,000
                                                                       -----------  -----------
Stockholders' equity:
  Common stock.......................................................          17           17
  Additional paid-in capital.........................................      45,835       45,735
  Retained deficit...................................................     (40,665)     (35,866)
                                                                       -----------  -----------
Total stockholders' equity...........................................       5,187        9,886
                                                                       -----------  -----------
Total liabilities and stockholders' equity...........................   $ 452,212      440,891
                                                                       -----------  -----------
                                                                       -----------  -----------

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                          --------------------  --------------------
                                                            1999       1998       1999       1998
                                                          ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Operating revenues:
  Switched services.....................................  $  26,543     17,832     51,698     29,485
  Other.................................................      8,953      5,247     16,626      8,149
                                                          ---------  ---------  ---------  ---------
Total operating revenues................................     35,496     23,079     68,324     37,634
                                                          ---------  ---------  ---------  ---------
Operating expenses:
  Plant operations......................................      4,911      3,322      9,556      5,731
  Corporate and customer service........................     12,394      6,039     21,882      9,632
  Depreciation and amortization.........................      7,782      4,668     14,964      7,300
  Cost of services resold...............................      3,939      1,350      6,719      2,372
  Other.................................................      2,392      2,197      4,753      3,057
                                                          ---------  ---------  ---------  ---------
Total operating expenses................................     31,418     17,576     57,874     28,092
                                                          ---------  ---------  ---------  ---------
Income from operations..................................      4,078      5,503     10,450      9,542
                                                          ---------  ---------  ---------  ---------
Other income (expense):
  Net gain on sale of investments.......................         20        383        226        390
  Interest income.......................................        115         90        280        127
  Dividend income.......................................        187         16        592         45
  Interest expense......................................     (9,565)    (6,847)   (18,899)    (9,707)
  Other, net............................................        933        201      1,073        198
                                                          ---------  ---------  ---------  ---------
Total other expense.....................................     (8,310)    (6,157)   (16,728)    (8,947)
                                                          ---------  ---------  ---------  ---------
Earnings (loss) before income taxes and extraordinary
  item..................................................     (4,232)      (654)    (6,278)       595
Income tax (expense) benefit............................      1,287        226      1,518       (389)
                                                          ---------  ---------  ---------  ---------
Earnings (loss) before extraordinary item...............     (2,945)      (428)    (4,760)       206
Extraordinary item net of tax...........................         --         --         --     (2,521)
                                                          ---------  ---------  ---------  ---------
Loss before minority interest...........................     (2,945)      (428)    (4,760)    (2,315)
Minority interest in income of subsidiaries.............        (13)       (12)       (39)       (37)
                                                          ---------  ---------  ---------  ---------
Net loss................................................  $  (2,958)      (440)    (4,799)    (2,352)
                                                          ---------  ---------  ---------  ---------

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                              (DOLLARS IN
                                                                               THOUSANDS)
Cash flows from operating activities:
  Net loss..............................................................  $  (4,799)    (2,352)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization.........................................     15,936      7,635
  Other non cash income.................................................     (2,686)      (633)
  Loss on early retirement of debt......................................         --      2,897
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.................................................     (1,286)    (4,351)
    Accounts payable and accrued expenses...............................       (924)     5,568
    Minority interest...................................................         39         --
    Income taxes recoverable............................................       (698)    (1,439)
                                                                          ---------  ---------
  Total adjustments.....................................................     10,381      9,677
                                                                          ---------  ---------
  Net cash provided by operating activities.............................      5,582      7,325
                                                                          ---------  ---------
Cash flows from investing activities:
  Net capital additions.................................................     (8,195)    (3,285)
  Acquisitions of telephone properties..................................    (22,932)  (171,265)
  Other, net............................................................      7,824        227
                                                                          ---------  ---------
  Net cash used in investing activities.................................    (23,303)  (174,323)
                                                                          ---------  ---------
Cash flows from financing activities:
  Loan origination costs................................................         (2)   (15,871)
  Proceeds from issuance of long-term debt..............................     24,279    451,000
  Repayment of long-term debt...........................................     (9,877)  (292,591)
  Net proceeds from the issuance of common stock........................         --     31,838
  Repurchase of preferred stock and warrants............................         --       (130)
  Other, net............................................................         97        (25)
                                                                          ---------  ---------
  Net cash provided by financing activities.............................     14,497    174,221
                                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents....................     (3,224)     7,223
Cash and cash equivalents, beginning of period..........................     13,241      6,822
                                                                          ---------  ---------
Cash and cash equivalents, end of period................................  $  10,017     14,045
                                                                          ---------  ---------

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF FINANCIAL REPORTING

    In the opinion of the management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 1998 annual report on Form 10-K, which was filed on March 29, 1999. Certain amounts from 1998 have been reclassified to conform to the current period presentation.

(2) ACQUISITIONS

    On February 1, 1999, the Company acquired 100% of the outstanding common stock of Ravenswood Communications, Inc. and its subsidiaries. On February 16, 1999, the Company acquired 98% of the outstanding common stock of Columbus Grove Telephone Company and its subsidiary. On April 30, 1999, the Company acquired 100% of the outstanding common stock of Union Telephone Company of Hartford, Armour Independent Telephone Co. and its subsidiaries, Bridgewater-Canistota Independent Telephone Co. and WMW Cable TV Co. (collectively, "Union"). The aggregate purchase price for these acquisitions was $31.4 million and acquisition costs were approximately $910,000.

    These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. Not all purchase price allocations have been finalized, however, due to the existence of certain pre-acquisition contingencies. Consequently, adjustments to the preliminary allocations of purchase price may emerge as contingencies are resolved, provided that any such adjustments are expected to occur not more than twelve months from the relevant acquisition date. Goodwill recognized in connection with these acquisitions was approximately $11.5 million and will be amortized over an estimated useful life of 40 years.

    The Company has entered into definitive agreements to acquire two other unrelated rural local exchange carriers ("RLECs"). The acquisitions are expected to close in the third and fourth quarters of 1999. The aggregate purchase price is expected to be approximately $44.5 million and will be financed through cash flow from existing operations or the Company's senior secured credit facility. The acquisitions will be accounted for using the purchase method of accounting.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1999 and 1998, including the pending acquisitions, occurred on January 1, 1998. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                                  PRO FORMA
                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             --------------------
                                                                               1999       1998
                                                                             ---------  ---------
                                                                                 (UNAUDITED)
                                                                                 (DOLLARS IN
                                                                                  THOUSANDS)
Revenues...................................................................  $  73,899     67,292
Net loss...................................................................     (5,205)    (4,765)

(3) REPORTABLE SEGMENTS

    The Company has two reportable segments: incumbent local exchange carrier
(ILEC) operations and competitive local exchange carrier (CLEC) operations. The ILEC operations provide local, long distance and other telecommunications services to customers in rural communities in which competition is typically limited or currently does not exist for local telecommunications services. The CLEC operations provide local, long distance, Internet, and other telecommunications services to customers in markets outside of the Company's ILEC markets.

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                                    ILEC         CLEC
                                                                 OPERATIONS   OPERATIONS     TOTAL
                                                                 -----------  -----------  ---------
                                                                             (UNAUDITED)
                                                                       (DOLLARS IN THOUSANDS)
Six months ended June 30, 1999:
  Revenue from external customers..............................   $  63,775        4,549      68,324
  Intersegment revenues........................................          --          593         593
  EBITDA.......................................................      34,067       (6,521)     27,546

    A reconciliation of reportable segment amounts to the Company's consolidated balances for the six months ended June 30, 1999 is as follows:

                                                                                                        (DOLLARS IN
                                                                                                        THOUSANDS)
                                                                                                        -----------
EBITDA to net loss:
  EBITDA..............................................................................................   $  27,546
  Other components of EBITDA
    Depreciation and amortization.....................................................................     (14,964)
    Interest expense..................................................................................     (18,899)
    Income tax benefit................................................................................       1,518
                                                                                                        -----------
      Net loss........................................................................................   $  (4,799)
                                                                                                        -----------
                                                                                                        -----------

Comparative amounts for the six months ended June 30, 1998 are not presented because the CLEC's results of operations were not material.

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

OVERVIEW

    MJD Communications, Inc. ("MJD") is an integrated communications provider offering bundled services such as local dial tone, intra and inter-state access, long distance, enhanced services, internet, data and other related communication services. MJD is pursing this strategy by acquiring and operating rural local exchange carriers ("RLECs"), the rural segment of the telecommunications industry and a competitive local exchange carrier ("CLEC") strategy in targeted ex-urban markets adjacent to markets served by the company's RLEC operations. During the six months ended June 30, 1999, MJD acquired five RLECs (collectively the "1999 Acquisitions"), which in the aggregate serve approximately 7,200 access lines. Including the 1999 Acquisitions, the Company owned and operated 22 RLECs which served approximately 140,000 access lines located in twelve states at June 30, 1999.

    In April 1998, MJD launched its CLEC strategy through its wholly owned subsidiary FairPoint Communications Corp. ("FairPoint"). At June 30, 1999, FairPoint was providing telecommunications services in 26 markets and had sold approximately 18,431 access lines of which 16,568 access lines had been provisioned. With the inclusion of FairPoint, total access lines under management by the Company was approximately 157,000 at June 30, 1999.

    REVENUES: The Company's switched revenues are derived primarily from: (i) the provision of basic local telephone service revenues; and (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls. Other revenues include ancillary service revenues such as billing and collection, long distance resale, enhanced services, Internet and other such ancillary services and FairPoint's revenues.

    OPERATING EXPENSES: The Company's operating expenses are categorized as plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses. Year to year operating expense changes are influenced by access line growth, the Company's acquisition activity, general business inflationary adjustments, and the expenses of the Company's CLEC business.

    OTHER (INCOME) EXPENSES: The Company's other income includes interest income, dividends, gain or loss on sale of assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest expense on the Company's debt and other non-operating expenses.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30,
     1998

    OPERATING REVENUE. Net revenue increased $12.4 million to $35.5 million from $23.1 million for the three months ended June 30, 1999 and 1998, respectively. The 1999 Acquisitions and the acquisitions completed after the first quarter of 1998 accounted for $9.0 million of the revenue increase. For the RLECs owned and operated for a comparable period in 1999 and 1998, net revenues increased by $1.4 million to $21.5 million from $20.1 million. FairPoint's operating revenues increased $1.9 million, from $0.1 million to $2.0 million for the three months ended June 30, 1999.

    Basic local service revenue increased $2.0 million to $6.6 million from $4.6 million for the three months ended June 30, 1999 and 1998, respectively. This revenue increase is primarily attributable to an increase in access lines in conjunction with the 1999 Acquisitions and the acquisitions completed after the first quarter of 1998. These acquisitions contributed $1.8 million of the increase in basic local service revenue for the three months ended June 30, 1999. For the RLECs owned and operated for a comparable period, basic local service revenues increased by $0.2 million to $4.0 million from $3.8 million for the three months ended June 30, 1999 and 1998, respectively.

    Universal Service Support Fund ("USSF") revenue increased $0.4 million to $1.6 million from $1.2 million for the three months ended June 30, 1999 and 1998, respectively. The 1999 Acquisitions and acquisitions completed after the first quarter of 1998 contributed $0.2 million of the increase in USSF revenue for the three months ended June 30, 1999. For the RLECs owned and operated for a comparable period, USSF revenues increased by $0.2 million to $1.4 million from $1.2 million for the three months ended June 30, 1999 and 1998, respectively.

    Network access revenues increased $6.3 million to $18.3 million from $12.0 million for the three months ended June 30, 1999 and 1998, respectively. This revenue increase is attributable to the increase in minutes of use contributed by the 1999 Acquisitions and acquisitions completed after the first quarter of 1998. Network access revenues contributed by these acquisitions in the three months ended June 30, 1999 was $5.4 million. For the RLECs owned and operated for a comparable period, network access revenues increased by $0.9 million to $11.1 million from $10.2 million for the three months ended June 30, 1999 and 1998, respectively.

    Other revenues increased $3.7 million to $8.9 million from $5.2 million for the three months ended June 30, 1999 and 1998, respectively. Revenue contribution from the 1999 acquisitions and the acquisitions completed after the first quarter of 1998 provided $1.7 million of the increase in other revenue for the three months ended June 30, 1999. For the RLECs owned and operated for a comparable period by the Company, other revenues increase $0.1 million to $5.0 million from $4.9 million for the three months ended June 30, 1999 and 1998. For the three months ended June 30, 1999, FairPoint reported revenue of $2.0 million compared to $0.1 million during the comparable period in 1998.

    OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $13.8 million to $31.4 million from $17.6 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily attributed to the operating expenses associated with the 1999 Acquisitions and the acquisitions completed after the first quarter 1998, which in the aggregate accounted for $6.5 million of the increase. For RLECs owned and operated for a comparable period, operating expenses increased approximately $1.8 million to $17.3 million for the three months ended June 30, 1999 from $15.5 million for the three months ended June 30, 1998. The change was primarily attributable to an increase in corporate and customer service expenses and in cost of services resold at the Company's long distance subsidiary, ST Long Distance. Corporate expenses increased primarily due to $1.4 million in one-time charges incurred during the second quarter of 1999. These charges were due to the buy-out of an employment contract and the write-off of costs associated with due diligence expense for acquisitions on which MJD was not the successful bidder. FairPoint's operating expenses accounted for $5.5 million of the Company's operating expense increase, increasing from $0.1 million to $5.6 million for the three months ended June 30, 1999.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations decreased $1.4 million to $4.1 million from $5.5 million for the three months ended June 30, 1999 and 1998, respectively. As a percentage of revenues, income from operations was 11.5% as compared to 23.8% for the three months ended June 30, 1999 and 1998, respectively. This income from operations margin decline for the three months ended June 30, 1999 is primarily attributable to the expenses associated with FairPoint and an increase in corporate and customer services expenses. For RLECs owned and operated for a comparable period, the income from operations decreased $0.4 million to $4.2 million in 1999 from $4.6 million in 1998 and the income from operations margin decreased to 19.7% from 23.0%. The decrease was attributable to an increase in corporate and customer services expenses.

    OTHER INCOME (EXPENSE). Total other expense increased $2.1 million to $8.3 million from $6.2 million for the three months ended June 30, 1999 and 1998, respectively. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1999 acquisitions and the acquisitions completed after the first quarter of 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

    OPERATING REVENUE. Net revenue increased $30.7 million to $68.3 million from $37.6 million for the six months ended June 30, 1999 and 1998, respectively. The 1999 Acquisitions and the acquisitions completed by the Company in 1998 (the "1998 Acquisitions") accounted for $26.6 million of the revenue increase. For the RLECs owned and operated for a comparable period in 1999 and 1998, net revenues increased by $1.0 million to $30.0 million from $29.0 million. FairPoint's operating revenues increased $3.1 million from $0.1 million to $3.2 million for the six months ended June 30, 1999 and 1998, respectively.

    Basic local service revenue increased $5.9 million to $12.7 million from $6.8 million for the six months ended June 30, 1999 and 1998, respectively. This revenue increase is primarily attributable to an increase in access lines from the 1999 Acquisitions and the 1998 Acquisitions. The 1999 Acquisitions and the 1998 Acquisitions accounted for 87,559 access lines, or 62% of total access lines, operated by the Company at June 30, 1999. For RLECs owned and operated by the Company for the comparable periods ending June 30, 1999 and 1998, these RLECs achieved internal growth of 1,931 access lines. The 1999 Acquisitions and 1998 Acquisitions contributed $5.5 million of the increase in basic local service revenue for the six months ended June 30, 1999. For the RLECs owned and operated for a comparable period, basic local service revenues increased by $0.4 million to $5.0 million from $4.6 million for the six months ended June 30, 1999 and 1998, respectively.

    Universal Service Support Fund ("USSF") revenue increased $0.8 million to $3.2 million from $2.4 million for the six months ended June 30, 1999 and 1998, respectively. The 1999 Acquisitions and 1998 Acquisitions contributed $0.5 million in USSF revenue for the six months ended June 30, 1999. For the RLECs owned and operated for a comparable period, USSF revenues increased by $0.3 million to $2.6 million from $2.3 million for the six months ended June 30, 1999 and 1998, respectively.

    Network access revenues increased $15.5 million to $35.8 million from $20.3 million for the six months ended June 30, 1999 and 1998, respectively. This revenue increase is attributable to the increase in minutes of use contributed by the 1999 Acquisitions and the 1998 Acquisitions. Network access revenues contributed by the 1999 Acquisitions and the 1998 Acquisitions in the six months ended June 30, 1999 was $15.1 million. For the RLECs owned and operated for a comparable period, network access revenues increased by $0.4 million to $16.6 million from $16.2 million for the six months ended June 30, 1999 and 1998, respectively.

    Other revenues increased $8.4 million to $16.6 million from $8.2 million for the six months ended June 30, 1999 and 1998, respectively. Revenue contribution from the 1999 Acquisitions and the 1998 Acquisitions provided $5.3 million of the increase in other revenue for the six months ended June 30, 1999. For the RLECs owned and operated for a comparable period by the Company, other revenues remained at $5.8 million for the six months ended June 30, 1999 and 1998. FairPoint had revenue of $3.2 million for the six months ended June 30, 1999 and for a comparable period ended June 30, 1998 reported revenue of $0.1 million.

    OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $29.8 million to $57.9 million from $28.1 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily attributable to the operating expenses associated with the 1999 Acquisitions and the 1998 Acquisitions, which in the aggregate accounted for $18.2 million of the increase. For RLECs owned and operated for a comparable period, operating expenses increased approximately $2.5 million, or 11.5%, to $24.2 million for the six months ended June 30, 1999 from $21.7 million for the six months ended June 30, 1998. The change was primarily attributable to an increase in corporate and customer service expenses and in cost of services resold at the Company's long distance subsidiary, ST Long Distance. Corporate expenses increased primarily due to the $1.4 million in one-time charges incurred during the second quarter of 1999. These charges were due to the buy-out of an employment contract and the write-off of costs associated with due diligence expense for acquisitions on which MJD was not the successful bidder. FairPoint's operating expenses increased $9.1 million from $0.2 million to $9.3 million, for the six months ended June 30, 1999.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $0.9 million to $10.4 million from $9.5 million for the six months ended June 30, 1999 and 1998, respectively. As a percentage of revenues, income from operations was 15.3% as compared to 25.4% for the six months ended June 30, 1999 and 1998, respectively. This income from operations margin decline for the six months ended June 30, 1999 is primarily attributable to the expenses associated with FairPoint and an increase in corporate and customer services expenses. For RLECs owned and operated for a comparable period, the income from operations decreased $1.5 million to $5.7 million in the six months ended 1999 from $7.2 million in 1998 and the income from operations margin decreased to 19.2% from 25.0%. The decrease was attributable to an increase in corporate and customer services expenses.

    OTHER INCOME (EXPENSE). Net other expense increased $7.8 million to $16.7 million from $8.9 million for the six months ended June 30, 1999 and 1998, respectively. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1999 Acquisitions and 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's acquisition strategy has required a significant amount of the Company's capital resources. The Company historically has used the proceeds of institutional and bank debt, private equity offerings, and the Company's available cash flow, to fund the Company's acquisition strategy.

    The Company maintains a senior secured credit facility (the "Credit Facility"). Within the Credit Facility there is an $85 million reducing revolving term facility with a remaining term of five and one-quarter years. This facility is available for general corporate purposes, capital expenditures and acquisitions. At June 30, 1999, there was an outstanding balance of $17,496,972 under this revolving term facility. Borrowings under the Credit Facility are guaranteed by the Company's four mid-tier subsidiary companies and secured by certain subsidiaries' pledge of stock. Pursuant to the Credit Facility, the Company is required to comply with certain financial covenants. For the six months ended June 30, 1999, the Company was in compliance with such covenants.

    On May 5, 1998, the Company completed a public offering of debt consisting of $125 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes (the "Fixed Rate Note") and $75 million in aggregate principal amount of Floating Rate Callable Securities (the "Floating Rate Note"), each due in 2008 (collectively the "Notes"). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company, and effectively subordinated to all existing and future debt and other liabilities of the Company's subsidiaries. Interest on the Notes is payable semi-annually.

    Besides debt service, the Company's primary liquidity requirements are expected to be for general corporate purposes, capital expenditures and to finance the Company's pending or future acquisition activities. The Company believes that proceeds from the Credit Facility and the sale of non-core assets during 1999 will be sufficient to fund the Company's pending acquisitions. The Company has historically generated sufficient cash flow from operations to meet all of its capital expenditure requirements. During the first six months of 1999 and 1998, the Company spent approximately $8.2 million and $3.3 million, respectively, on capital expenditures. The Company expects capital expenditures in 1999 for all existing operations to be approximately $26.7 million, and are expected to be funded through existing operations. Approximately $19.0 million of the $26.7 million will be incurred at MJD's RLEC properties and the difference of $7.7 million at FairPoint.

    The Company's entry into additional markets as a CLEC is expected to result in initial operating losses in its CLEC business. The Company invested approximately $5.0 million in FairPoint in 1998 and expects to invest approximately $15.0 million in 1999, in order to enable FairPoint to expand into 16 additional markets and increase its total number of CLEC markets served to approximately 26. In addition, FairPoint plans to build telecommunications facilities to migrate its customers to the Company's existing networks, which will require substantial capital expenditures in 1999 and 2000. The Credit Facility limits the Company's investment in its CLEC business to (i) $5.0 million per year so long as the senior debt leverage ratio (as calculated under the Credit Facility) exceeds 4.0x and (ii) $15.0 million per year whenever such leverage ratio is under 4.0x. Currently, FairPoint is seeking a senior secured credit facility of approximately $100 million from a group of banks that if obtained is expected to fund FairPoint's business plan through 2002.

    Net cash provided by operating activities was $5.6 million and $7.3 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities was $23.3 million and $174.3 million for the six months ended June 30, 1999 and 1998, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $22.9 million and $171.3 million for the six months ended June 30, 1999 and 1998, respectively, and capital expenditures of $8.2 million and $3.3 million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities was $14.5 and $174.2 million for the six months ended June 30, 1999 and 1998, respectively. These cash flows primarily represent borrowings of long-term debt. A majority of the proceeds were utilized to repay long-term debt and to complete acquisitions.

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

    Management believes adjusted EBITDA provides useful information regarding the Company's ability to incur and/or service debt. Increases or decreases in Adjusted EBITDA may indicate improvements or decreases, respectively, in the Company's free cash flows available to incur and/or service debt and cover fixed charges. Management expects that, because Adjusted EBITDA is commonly used in the telecommunications industry as a measure of performance, investors may use this data to analyze and compare other telecommunications companies with the Company in terms of operating performance, leverage and liquidity.

    Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation, amortization, and extraordinary items.

    Adjusted EBITDA increased 56.8% to $27.5 million for the six months ended June 30, 1999 from $17.6 million for the six months ended June 30, 1998. Adjusted EBITDA reported by the RLECs was $34.0 million and by FairPoint was $(6.5) million for the six months ended June 30, 1999.

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

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 "Accounting for Derivative Investments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", delays the effective date of this statement to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company anticipates adopting this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

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

    Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors and other telecommunications carriers:

    - The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to Company-owned systems are in process and are 90% complete with total completion expected by the end of the third quarter of 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

    - With respect to critical services provided by utilities and other third parties, the Company has contacted all such suppliers and is now following up on responses. Thus far, a majority of those suppliers contacted have responded that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

    - The Year 2000 compliance status of other telecommunications carriers with which the Company's switching systems interconnect is not yet known. The Company is making inquiries with these carriers to determine their compliance status and expects to obtain the results of compliance tests during the third quarter of 1999, although there can be no assurance that carriers will supply this information.

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

    Contingency planning to maintain and restore services in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are materially complete, but their review and development will continue throughout 1999.

    Although the total costs to implement the Plan cannot be precisely estimated, the Company anticipates spending approximately $1.0 million. The costs incurred to date and estimated remaining costs are for outside consultants, software and hardware applications. These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles. The Company does not separately track the internal costs incurred for the Year 2000 project, and such cost are principally the related payroll costs for its information systems group. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as approximately 82% of the Company's debt is at fixed rates or effectively at fixed rates through the use of interest rate swaps. At June 30, 1999, the fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At June 30, 1999, the Company had long-term debt of approximately $383.8 million and estimated fair value of approximately $379.0 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 91.9 basis points in interest rates (ten percent of the rates currently offered to the Company). An increase of 10% in interest rates would result in approximately a $0.7 million decrease in fair value of the Company's long-term debt.

    The Company has entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of these swaps was approximately $0.2 million at June 30, 1999. The positive fair value indicates an estimated amount the Company would be paid to cancel the contracts or transfer them to other parties. Pertaining to the Credit Facility, the Company used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As to its Floating Rate Notes, the Company used two interest rate swap agreements, with notational amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. Both swap agreements expire on November 1, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

    On April 6, 1998, Latin World Communications, Inc. ("LWC") and Debra A. Boudrot, LWC's principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of ST Long Distance (a subsidiary of the Company), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by May, and ST Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, ST Long Distance provided long distance services to Plaintiffs in connection with the Plaintiffs' prepaid telephone card distribution business. On June 26, 1998, Plaintiffs filed an Amended Complaint. Plaintiffs assert claims against May, Siesta and ST Long Distance for breach of contract, fraud, misappropriation of trade secrets, overpayments to May, interference with business relationships, deceptive trade practices and trade slander. Plaintiffs seek approximately $1 million in damages plus an unspecified amount of punitive damages related to these claims as well as injunctive relief relating to certain other matters. The Company timely answered the Plaintiffs' Complaint and Amended Complaint, denied Plaintiffs' claims, asserted counterclaims against Plaintiffs, asserted cross- claims against May, and filed a Third Party Complaint against David Dwiggins ("Dwiggins"), a business partner of May. The Company intends to vigorously contest all of the Plaintiffs' claims, believes that it has no liability to the Plaintiffs and will actively pursue its claims against Plaintiffs, May and Dwiggins. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

ITEM 5. OTHER INFORMATION

    RECENT AND PENDING ACQUISITIONS

    The Company has entered into agreements to acquire two other unrelated rural local exchange carriers. The acquisitions are expected to close in the third and fourth quarters of 1999. The aggregate purchase price is expected to be approximately $44.5 million and will be financed through existing operations and the Company's senior secured credit facility.

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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.23   Form of Purchase Agreement and Subordination Agreement between Bankers Trust Company and the Company*

        21   Subsidiaries of the Company*

        27   Financial Data Schedule

------------------------

*   Previously filed.

    (b) Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the quarter ended June 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MJD COMMUNICATIONS, INC.

                                              By:        /s/ WALTER E. LEACH, JR.
                                                         ----------------------------------------
                                                         Walter E. Leach, Jr.
                                                         SENIOR VICE PRESIDENT
                                                         CHIEF FINANCIAL OFFICER AND SECRETARY