Form 10-Q
period 1999-09-30
MJD COMMUNICATIONS INC
filed 1999-11-12
CIK 1062613

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

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

                                 (704) 344-8150

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 12, 1999, the registrant had outstanding 1,810,147 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MJD COMMUNICATIONS, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements........................................      3
           Condensed Consolidated Balance Sheets as of September 30,
           1999 and
           December 31, 1998...........................................      3
           Condensed Consolidated Statements of Operations for the
           three months and
           nine months ended September 30, 1999 and 1998...............      4
           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 1999 and 1998....................      5
           Notes to Condensed Consolidated Financial Statements........      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and
           Results of Operations.......................................      8
Item 3a.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................     15

PART II. OTHER INFORMATION
Item 5.    Other Information...........................................     16
Item 6.    Exhibits and Reports on Form 8-K............................     16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  8,736          13,241
  Accounts receivable and other.............................      27,662          22,395
                                                                --------         -------
Total current assets........................................      36,398          35,636
                                                                --------         -------
Property, plant, and equipment, net.........................     152,475         142,321
                                                                --------         -------
Other assets:
  Investments...............................................      30,643          37,894
  Goodwill, net of accumulated amortization.................     209,983         203,867
  Deferred charges and other assets.........................      20,700          21,173
                                                                --------         -------
Total other assets..........................................     261,326         262,934
                                                                --------         -------
Total assets................................................    $450,199         440,891
                                                                ========         =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 11,888          10,153
  Current portion of long-term debt and other...............       4,983           4,383
  Demand notes payable......................................         752             754
  Accrued interest payable..................................       8,803           3,947
  Other accrued liabilities.................................      10,261           6,842
                                                                --------         -------
Total current liabilities...................................      36,687          26,079
                                                                --------         -------
Long-term liabilities:
  Long-term debt, net of current portion....................     371,467         364,610
  Put warrant obligation....................................       5,931           4,169
  Deferred credits and other long-term liabilities..........      30,752          32,712
                                                                --------         -------
Total long-term liabilities.................................     408,150         401,491
                                                                --------         -------
Minority interest...........................................         518             435
                                                                --------         -------
Common stock subject to put option..........................       3,000           3,000
                                                                --------         -------
Stockholders' equity:
  Common stock..............................................          17              17
  Additional paid-in capital................................      45,965          45,735
  Retained deficit..........................................     (44,138)        (35,866)
                                                                --------         -------
Total stockholders' equity..................................       1,844           9,886
                                                                --------         -------
Total liabilities and stockholders' equity..................    $450,199         440,891
                                                                ========         =======

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          1999       1998       1999       1998
                                                        --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Operating revenues:
  Switched services...................................  $29,213     19,801     80,911     49,286
  Resold services.....................................    6,059      2,465     13,988      5,614
  Other...............................................    4,075      3,377     12,772      8,377
                                                        -------     ------    -------    -------
Total operating revenues..............................   39,347     25,643    107,671     63,277
                                                        -------     ------    -------    -------
Operating expenses:
  Plant operations....................................    5,381      4,036     14,937      9,767
  Corporate and customer service......................   12,694      7,295     34,937     17,170
  Depreciation and amortization.......................    7,532      6,112     22,496     13,412
  Cost of services resold.............................    5,406      1,788     12,125      4,160
  Other...............................................    2,486      1,693      6,878      4,507
                                                        -------     ------    -------    -------
Total operating expenses..............................   33,499     20,924     91,373     49,016
                                                        -------     ------    -------    -------
Income from operations................................    5,848      4,719     16,298     14,261
                                                        -------     ------    -------    -------
Other income (expense):
  Net gain on sale of investments.....................      136        270        362        660
  Interest income.....................................       55        146        335        273
  Dividend income.....................................      349         70        941        115
  Interest expense....................................  (10,162)    (7,912)   (29,061)   (17,619)
  Other, net..........................................      266        104      1,338        302
                                                        -------     ------    -------    -------
Total other expense...................................   (9,356)    (7,322)   (26,085)   (16,269)
Loss before income taxes and extraordinary item.......   (3,508)    (2,603)    (9,787)    (2,008)
Income tax benefit....................................       55      1,086      1,573        697
                                                        -------     ------    -------    -------
Loss before extraordinary item........................   (3,453)    (1,517)    (8,214)    (1,311)
Extraordinary item net of tax.........................       --         --         --     (2,521)
                                                        -------     ------    -------    -------
Loss before minority interest.........................   (3,453)    (1,517)    (8,214)    (3,832)
Minority interest in income of subsidiaries...........      (19)       (31)       (58)       (68)
                                                        -------     ------    -------    -------
Net loss..............................................  $(3,472)    (1,548)    (8,272)    (3,900)
                                                        =======     ======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                                 ----         ----
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $ (8,272)      (3,900)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     23,948       14,140
  Other non cash items......................................     (6,325)        (559)
  Loss on early retirement of debt..........................         --        2,897
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.....................................        401        1,880
    Accounts payable and accrued expenses...................      4,056        2,823
    Income taxes recoverable................................      3,692       (2,871)
                                                               --------     --------
  Total adjustments.........................................     25,772       18,310
                                                               --------     --------
  Net cash provided by operating activities.................     17,500       14,410
                                                               --------     --------
Cash flows from investing activities:
  Net capital additions.....................................    (20,404)      (6,672)
  Acquisitions of telephone properties......................    (26,018)    (171,701)
  Other, net................................................     18,804        2,862
                                                               --------     --------
  Net cash used in investing activities.....................    (27,618)    (175,511)
Cash flows from financing activities:
  Loan origination costs....................................        (64)     (16,197)
  Proceeds from issuance of long-term debt..................     32,016      451,000
  Repayment of long-term debt...............................    (26,279)    (298,055)
  Net proceeds from the issuance of common stock............         --       31,838
  Dividends paid to stockholders............................        (18)         (12)
  Repurchase of stock and warrants..........................         --         (142)
  Other, net................................................        (42)         (41)
                                                               --------     --------
  Net cash provided by financing activities.................      5,613      168,391
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........     (4,505)       7,290
Cash and cash equivalents, beginning of period..............     13,241        6,822
                                                               --------     --------
Cash and cash equivalents, end of period....................   $  8,736       14,112
                                                               ========     ========

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

(2) ACQUISITIONS

    On February 1, 1999, the Company acquired 100% of the outstanding common stock of Ravenswood Communications, Inc. and its subsidiaries. On February 16, 1999, the Company acquired 98% of the outstanding common stock of Columbus Grove Telephone Company and its subsidiary. On April 30, 1999, the Company acquired 100% of the outstanding common stock of Union Telephone Company of Hartford, Armour Independent Telephone Co. and its subsidiaries, Bridgewater-Canistota Independent Telephone Co. and WMW Cable TV Co. (collectively, "Union"). On September 1, 1999, the Company acquired 100% of the outstanding common stock of Yates City Telephone Company. The aggregate purchase price for these acquisitions was $37.6 million and acquisition costs were approximately $980,000.

    These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $14.2 million and will be amortized over an estimated useful life of 40 years.

    The Company has entered into a definitive agreement to acquire one other unrelated rural local exchange carrier (RLEC). This acquisition is expected to close in the fourth quarter of 1999. The purchase price is expected to be approximately $41.3 million and will be financed through cash flow from existing operations or the Company's senior secured credit facility. The acquisition will be accounted for using the purchase method of accounting.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1999 and 1998, referred to in the preceding paragraph, occurred on January 1, 1998. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                     PRO FORMA
                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS)
Operating revenues..........................................   $109,844      96,527
Net loss....................................................     (8,434)     (1,712)

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

(3) STOCK OPTION PLAN

    In August 1999, the compensation committee of the Board of Directors of FairPoint Communications Corp. ("FairPoint"), approved the grant of options to purchase 65,000 shares of common stock of FairPoint. All 960,500 options to purchase shares of common stock of FairPoint granted under the FairPoint Communications Corp. Stock Incentive Plan are exercisable at an exercise price of $0.50 per share, which is the estimated fair market value of FairPoint's common stock. The options have a term of ten years.

(4) REPORTABLE SEGMENTS

    The Company has two reportable segments: rural local exchange carrier ("RLEC") operations and competitive local exchange carrier (CLEC) operations. The RLEC operations provide local, long distance and other telecommunications services to customers in rural communities in which competition is typically limited or currently does not exist for local telecommunications services. The CLEC operations provide local, long distance, Internet, and other telecommunications services to customers in markets outside of the Company's RLEC markets.

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                                 RLEC         CLEC
                                                              OPERATIONS   OPERATIONS    TOTAL
                                                              ----------   ----------   --------
                                                                         (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
Three months ended September 30, 1999:
  Revenues from external customers..........................   $ 37,138        2,209     39,347
  Intersegment revenues.....................................         --          936        936
  EBITDA....................................................     19,527       (5,361)    14,166

Nine months ended September 30, 1999:
  Revenues from external customers..........................   $100,913        6,758    107,671
  Intersegment revenues.....................................         --        1,529      1,529
  EBITDA....................................................     53,594      (11,882)    41,712

    A reconciliation of reportable segment amounts to the Company's consolidated balances for the nine months ended September 30, 1999 is as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
EBITDA to net loss:
  EBITDA....................................................          $41,712
  Other components of net loss
    Depreciation and amortization...........................          (22,496)
    Interest expense........................................          (29,061)
    Income tax benefit......................................            1,573
      Net loss..............................................          $(8,272)

Comparative amounts for the nine months ended September 30, 1998 are not presented because the CLEC's results of operations were not material.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

(5) SUBSEQUENT EVENTS

    On October 20, 1999, FairPoint closed a $100 million convertible senior secured revolving credit facility (the "FairPoint Credit Facility"). Under the FairPoint Credit Facility, funds are available on a revolving basis, for a period of up to five years from the date of closing. Borrowings under the FairPoint Credit Facility are secured by all existing and future assets of FairPoint and by 100% of the stock of FairPoint's subsidiaries. Pursuant to the terms of the FairPoint Credit Facility, FairPoint is required to comply with certain financial covenants. Upon breach of such financial covenants and certain other covenants or at final maturity, at the lenders' option, an exchange of all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of PIK preferred stock issued by the Company shall be available as additional security.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE CONSOLIDATED RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MJD COMMUNICATIONS, INC. AND ITS SUBSIDIARIES (COLLECTIVELY, THE "COMPANY" OR "MJD"). THE DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 1998 INCLUDED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1999.

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

OVERVIEW

    MJD is an integrated communications provider offering bundled services such as local dial tone, intra and inter-state access, long distance, enhanced services, internet, data and other related communication services. MJD is pursuing this strategy by acquiring and operating rural local exchange carriers ("RLECs"), the rural segment of the telecommunications industry, and a competitive local exchange carrier ("CLEC") strategy in targeted ex-urban markets adjacent to markets served by the company's RLEC operations. During the nine months ended September 30, 1999, MJD acquired six RLECs (collectively, the "1999 Acquisitions"), which in the aggregate serve approximately 7,800 access lines. Including the 1999 Acquisitions, the Company owned and operated 23 RLECs which served approximately 143,000 access lines located in twelve states at September 30, 1999.

    In April 1998, MJD launched its CLEC strategy under its wholly owned subsidiary, FairPoint Communications Corp. ("FairPoint"). At September 30, 1999, FairPoint was providing telecommunications services in 72 markets and had sold and provisioned 24,425 access lines. With the inclusion of FairPoint, total access lines under management by the Company was approximately 167,000 at September 30, 1999.

    OPERATING REVENUES: The Company's switched revenues are derived primarily from: (i) the provision of basic local telephone service revenues; and (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls. Resold services revenues include long distance resale, FairPoint's revenue and other resold services revenues. Other revenues include ancillary service revenues such as billing and collection, enhanced services, Internet and other such ancillary services.

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

    OTHER (INCOME) EXPENSES: The Company's other income includes interest income, dividends, gain or loss on sale of assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest expense related to the Company's debt and other non-operating expenses.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED
     SEPTEMBER 30, 1998

    OPERATING REVENUES. Operating revenues increased $13.7 million to $39.3 million in 1999 from $25.6 million in 1998 for the three months ended September 30. The 1999 Acquisitions and the acquisitions completed after the second quarter of 1998 accounted for $7.5 million of the revenue increase while the operating revenues of RLECs owned and operated for the comparable period increased by $3.4 million to $28.6 million. FairPoint's operating revenues increased $2.8 million from $0.4 million to $3.2 million for the three months ended September 30, 1999.

    Basic local service revenue increased $1.8 million to $6.9 million in 1999 from $5.1 million in 1998 for the three months ended September 30. This revenue increase is primarily attributable to an increase in access lines from internal growth and from the 1999 Acquisitions and the acquisitions completed after the second quarter of 1998. These acquisitions contributed $1.4 million of the increase in basic local service revenue for the three months ended
September 30, 1999 while the RLECs owned and operated for the comparable period increased by $0.4 million.

    Universal Service Support Fund ("USSF") revenue increased $1.1 million to $2.4 million in 1999 from $1.3 million in 1998 for the three months ended September 30. The 1999 Acquisitions and acquisitions completed after the second quarter of 1998 contributed $0.2 million of this increase while the RLECs owned and operated for a comparable period, USSF revenues increased by $0.9 million. This increase is attributable to USSF revenues received at Ellensburg Telephone Company, a subsidiary of the Company ("Ellensburg"), beginning in the third quarter of 1999. Ellensburg became eligible to receive USSF revenues due to a study and reclassification of Central Office Equipment initiated by management.

    Network access revenue increased $6.6 million to $19.9 million in 1999 from $13.3 million in 1998 for the three months ended September 30. This revenue increase is primarily attributable to the increase in minutes of use contributed by the 1999 Acquisitions and acquisitions completed after the second quarter of 1998. Network access revenue contributed by these acquisitions in the three months ended September 30, 1999 was $4.6 million. For the RLECs owned and operated for a comparable period, network access revenue increased by $2.0 million to $15.3 million in 1999 from $13.3 million in 1998. This increase is primarily attributable to 1998 cost study true up payments that were received from traffic pattern shifts that resulted in higher network access revenue.

    Resold services revenues increased $3.6 million to $6.1 million in 1999 from $2.5 million in 1998 for the three months ended September 30. Revenue contributed by the 1999 acquisitions and the acquisitions completed after the second quarter of 1998 provided $0.1 million. For the RLECs owned and operated for the comparable period, revenue increased $0.5 million. Long distance service resold contributed $0.2 million. FairPoint reported $3.2 million in revenue for the three month period compared to $0.4 million from the prior year period ended September 30, 1998.

    Other revenues increased $0.7 million to $4.1 million in 1999 from $3.4 million in 1998 for the three months ended September 30. Revenue contribution from the 1999 acquisitions and the acquisitions completed after the second quarter of 1998 provided $1.3 million of the increase in other revenue while the RLECs owned and operated for a comparable period decreased $0.6 million.

    OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $12.6 million to $33.5 million in 1999 from $20.9 million in 1998 for the three months ended September 30. The increase was primarily attributed to the operating expenses associated with the 1999 Acquisitions and the acquisitions completed after the second quarter 1998, which in the aggregate accounted for an increase of $4.5 million. In addition, for the RLECs owned and operated for a comparable period, operating expenses increased approximately $0.6 million to $20.0 million in 1999 from $19.4 million in 1998. This change was primarily attributable to an increase in cost of services resold at the

Company's long distance subsidiary. FairPoint's operating expenses accounted for $7.5 million of the Company's operating expense increase, increasing from $1.5 million for the three months ended September 30, 1998 to $9.0 million for the three months ended September 30, 1999.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $1.1 million to $5.8 million in 1999 from $4.7 million in 1998 for the three months ended September 30. As a percentage of revenues, income from operations was 14.9% as compared to 18.4% for the three months ended September 30, 1999 and 1998, respectively. This income from operations margin decline for the three months ended September 30, 1999 is primarily attributable to the expenses of FairPoint. For RLECs owned and operated for a comparable period, the income from operations increased
$2.8 million to $8.6 million in 1999 from $5.8 million in 1998 and the income from operations margin increased to 30.2% from 23.0%. This increase is primarily attributable to the increased USSF and network access revenue.

    OTHER INCOME (EXPENSE). Total other expense increased $2.0 million to $9.3 million in 1999 from $7.3 million in 1998 for the three months ended September 30. The increase was primarily attributable to an increase in interest expense associated with additional debt required to complete the 1999 and 1998 acquisitions.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    OPERATING REVENUES. Operating revenues increased $44.4 million to $107.7 million in 1999 from $63.3 million in 1998 for the nine months ended September 30. The 1999 Acquisitions and the acquisitions completed by the Company in 1998 (the "1998 Acquisitions") accounted for $36.0 million of the revenue increase while the RLECs owned and operated for a comparable period, operating revenues increased by $2.4 million to $46.6 million from $44.2 million. FairPoint's operating revenues increased $6.0 million from $0.4 million in 1998 to $6.4 million 1999.

    Basic local service revenue increased $7.7 million to $19.7 million in 1999 from $12.0 million in 1998 for the nine months ended September 30. This revenue increase is primarily attributable to an increase in access lines from internal growth and access lines acquired in the 1999 Acquisitions and the 1998 Acquisitions. The 1999 Acquisitions and the 1998 Acquisitions accounted for 89,211 access lines, or 53% of total access lines operated by the Company at September 30, 1999. The RLECs owned and operated by the Company for the comparable periods achieved internal growth of 2,717 access lines. The 1999 Acquisitions and 1998 Acquisitions contributed $6.9 million of the increase in basic local service revenue in 1999 while the RLECs owned and operated for a comparable period contributed $0.8 million of the increase.

    USSF revenue increased $1.9 million to $5.6 million in 1999 from $3.7 million in 1998 for the nine months ended September 30. The 1999 Acquisitions and 1998 Acquisitions contributed $1.5 million in USSF revenue, while for the RLECs owned and operated for the comparable period, USSF revenues increased by $0.4 million to $3.9 million.

    Network access revenue increased $22.1 million to $55.7 million in 1999 from $33.6 million in 1998 for the nine months ended September 30. This revenue increase is primarily attributable to the increase in minutes of use contributed from internal growth and by the 1999 Acquisitions and the 1998 Acquisitions. Network access revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions was $19.9 million. For the RLECs owned and operated for a comparable period, network access revenue increased by $2.2 million to $26.3 million. The increase in 1999 was primarily associated with 1998 cost study true up payments that were received from traffic pattern shifts that resulted in higher network access revenue.

    Resold service revenue increased $8.4 million to $14.0 million in 1999 from $5.6 million in 1998 for the nine months ended September 30. Revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions provided $1.9 million of the increase in resold services revenues. Long distance service resold contributed $0.6 million. FairPoint reported $6.4 million in revenue for the nine month period compared to $0.5 million from the prior year period ending September 30, 1998.

    Other revenues increased $4.4 million to $12.8 million in 1999 from $8.4 million in 1998 for the nine months ended September 30. Revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions provided $5.1 million of the increase in other revenues for the nine months ended September 30, 1999. For the RLECs owned and operated for the comparable period by the Company, other revenues decreased $0.7 million to $3.9 million.

    OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $42.4 million to $91.4 million in 1999 from $49.0 million in 1998 for the nine months ended September 30. The increase was primarily attributable to the operating expenses associated with the 1999 Acquisitions and the 1998 Acquisitions, which in the aggregate accounted for $20.8 million of the increase. In addition, for the RLECs owned and operated for the comparable period, operating expenses increased approximately $3.8 million, or 11.98%, to $35.8 million in 1999 from $32.0 million in 1998. The change was primarily attributable to an increase in corporate and customer service expenses and in cost of services resold at the Company's long distance subsidiary. Corporate expenses increased primarily due to the $1.4 million in one-time charges incurred during the second quarter of 1999. These charges were due to the buy-out of an employment contract and the write-off of costs associated with due diligence expense for acquisitions on which MJD was not the successful bidder. Corporate salaries and related costs were approximately $1.0 million higher due to increased staff levels and other expenses to accommodate the 1998 and 1999 acquisitions activity and company growth. Long distance toll costs increased $1.1 million as the number of companies that wholesale services are being provided to has increased. In addition, the wholesale rates in the state of Maine have increased dramatically during 1999. FairPoint's operating expenses increased $16.0 million from $2.3 million to $18.3 million in 1999.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $2.0 million to $16.3 million in 1999 from $14.3 million in 1998 for the nine months ended September 30. As a percentage of revenues, income from operations was 15.1% as compared to 22.5% for the nine months ended September 30, 1999 and 1998, respectively. This margin decline in 1999 is primarily attributable to the expenses associated with FairPoint, an increase in corporate and customer services expenses and long distance cost of services resold. For the RLECs owned and operated for a comparable period, the income from operations decreased $1.4 million to $10.8 million. The income from operations margin decreased to 23.2% from 27.7%. This decrease was primarily attributable to an increase in corporate and customer services expenses and long distance costs of services resold.

    OTHER INCOME (EXPENSE). Total other expense increased $9.8 million to $26.1 million in 1999 from $16.3 million in 1998 for the nine months ended September 30. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1999 Acquisitions and 1998 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's acquisition strategy has required a significant amount of the Company's capital resources. The Company historically has used the proceeds of institutional and bank debt, private equity offerings, and available cash flow to fund the Company's acquisition strategy.

    The Company maintains a senior secured credit facility (the "Credit Facility"), which within the Credit Facility is an $85 million reducing revolving term facility with a remaining term of five years. This facility is available for general corporate purposes, capital expenditures and acquisitions. At September 30, 1999, there was an outstanding balance of $9,644,999 under this revolving term facility. At September 30, 1999, the Company had available under the reducing revolving term facility approximately $75.4 million.

Borrowings under the Credit Facility are guaranteed by the Company's four mid-tier subsidiary companies and secured by certain subsidiaries' pledge of stock. Pursuant to the Credit Facility, the Company is required to comply with certain financial covenants. For the nine months ended September 30, 1999, the Company was in compliance with such covenants.

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

    The Company's entry into additional markets as a CLEC is expected to result in initial operating losses in its CLEC business. The Company invested equity of approximately $4.4 million in FairPoint in 1998 and expects to invest additional equity of approximately $10.4 million in 1999, in order to enable FairPoint to expand into 83 additional markets and increase its total number of CLEC markets served to approximately 93. In addition, FairPoint plans to build telecommunications facilities to migrate its customers to the Company's existing networks, which will require substantial capital expenditures in 1999 and 2000. The Credit Facility limits the Company's investment in its CLEC business to
(i) $5.0 million per year so long as the senior debt leverage ratio (as calculated under the Credit Facility) exceeds 4.0x and (ii) $15.0 million per year whenever such leverage ratio is under 4.0x.

    On October 20, 1999, FairPoint closed a $100 million convertible senior secured revolving credit facility (the "FairPoint Credit Facility"). Under the FairPoint Credit Facility, funds are available on a revolving basis, for a period up to five years from the date of closing. Borrowings under the FairPoint Credit Facility are secured by all existing and future assets of FairPoint and by 100% of the stock of FairPoint's subsidiaries. Pursuant to the terms of the FairPoint Credit Facility, FairPoint is required to comply with certain financial covenants. Upon default of certain covenants or at final maturity, at the lenders' option, an exchange of all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of PIK preferred stock issued by the Company shall be available as additional security. FairPoint has only a limited operating history and operates in a highly competitive environment. In addition, FairPoint has significant capital requirements due to the significant expenditures necessary to sell and market its CLEC services and to purchase equipment to conduct operations. FairPoint has relied and is expected to continue to rely on the Company to fulfill its capital needs and provide credit support for its debt financing requirements. The FairPoint Credit Facility, together with cash invested and to be invested by the Company, is expected to fund FairPoint's current business plan through 2004.

    Besides debt service, the Company's primary liquidity requirements are expected to be for general corporate purposes, capital expenditures and to finance the Company's pending or future acquisition activities. The Company has historically generated sufficient cash flow from operations to meet all of its capital expenditure requirements. During the first nine months of 1999 and 1998, the Company spent approximately $20.4 million and $6.7 million, respectively, on capital expenditures. The Company expects capital expenditures in 1999 for all existing operations to be approximately $26.7 million, which are expected to be funded through existing operations. Approximately $19.0 million of the $26.7 million will be expended at MJD's RLEC properties and the difference of $7.7 million at FairPoint.

    Net cash provided by operating activities was $17.5 million and $14.4 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities was $27.6 million and $175.5 million for the nine months ended September 30, 1999 and 1998, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $26.0 million and $171.7 million for the nine months ended September 30, 1999 and 1998, respectively, and capital expenditures of $20.4 million and $6.7 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities was $5.6 and $168.4 million for the nine months ended September 30, 1999 and 1998, respectively. These cash flows primarily represent borrowings of long-term debt. A majority of the proceeds were utilized to repay long-term debt and to complete acquisitions.

    Adjusted EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance or as a substitute for cash flow as a measure of liquidity. Adjusted EBITDA presented herein differs from the definition of EBITDA in the indenture relating to the Notes. The definition of EBITDA in such indenture is designed to determine EBITDA for the purposes of contractually limiting the amount of debt, which the Company may incur. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

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

    Adjusted EBITDA increased 43.8% to $41.7 million for the nine months ended September 30, 1999 from $29.0 million for the nine months ended September 30, 1998. Adjusted EBITDA reported by the RLECs was $53.6 million and by FairPoint was $(11.9) million for the nine months ended September 30, 1999.

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

    Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors and other telecommunications carriers:

    - The Company generally has remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

    - With respect to critical services provided by utilities and other third parties, the Company has contacted all such suppliers and is now following up on responses. Thus far, a majority of suppliers contacted have responded that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

    - The Year 2000 compliance status of other telecommunications carriers with which the Company's switching systems interconnect is not yet known. The Company is making inquiries with these carriers to determine their compliance status and expects to obtain the results of compliance tests prior to December 31, 1999, although there can be no assurance that carriers will supply this information.

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

    Contingency planning to maintain and restore services in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company has identified various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are materially complete, but their review and development will continue for the remainder of 1999.

    The total costs to implement the Plan was approximately $1.0 million. The costs incurred to date and any unanticipated remaining costs are for outside consultants, software and hardware applications. These costs were expensed as incurred, unless new systems were purchased that were capitalized in accordance with generally accepted accounting principles. The Company does not separately track the internal costs incurred for the Year 2000 project, and such cost are principally the related payroll costs for its information systems group. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt as approximately 82% of the Company's debt is at fixed rates or effectively at fixed rates through the use of interest rate swaps. At September 30, 1999, the fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At September 30, 1999, the Company had long-term debt of approximately $375.1 million and estimated fair value of approximately $364.3 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 91.9 basis points in interest rates (ten percent of the rates currently offered to the Company). An increase of 10% in interest rates would result in approximately a $0.7 million decrease in fair value of the Company's long-term debt.

    The Company has entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of these swaps was approximately $0.2 million at September 30, 1999. The positive fair value indicates an estimated amount the Company would be paid to cancel the contracts or transfer them to other parties. Pertaining to the Credit Facility, the Company used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As to its Floating Rate Notes, the Company used two interest rate swap agreements, with notational amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. Both swap agreements expire on November 1, 2001.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    Pending Acquisition. The Company has entered into an agreement to acquire an unrelated rural local exchange carrier. This acquisition is expected to close in the fourth quarter of 1999. The aggregate purchase price is expected to be approximately $41.3 million and will be financed through existing operations and the Company's senior secured credit facility.

    The above referenced acquisition will be accounted for using the purchase method of accounting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         2.1            Stock Purchase Agreement, dated March 6, 1997 among the
                        Company, MJD Partners, L.P. Carousel Capital Partners, L.P.,
                        Kelso Investment Associates V, L.P. and Kelso Equity
                        Partners, V, L.P., as amended*
         2.2            Stock Purchase Agreement dated as of March 28, 1996 among
                        MJD Services Corp., Rick A. Moore, Tom D. Moore, Penta-Gen
                        Investments, Inc., and Odin Telephone Exchange, Inc.*
         2.3            Agreement and Plan of Merger dated as of March 27, 1998 by and among MJD Ventures, Inc., Utilities Acquisition Corp.
                        and Utilities, Inc.*
         2.4            Agreement and Plan of Merger, dated as of August 6, 1996
                        among MJD Holdings Corp., C&E Acquisitions Corp. and
                        Chatauqua and Erie Telephone Corporation*
         2.5            Stock Purchase Agreement, dated as of September 24, 1996
                        among MJD Holdings Corp., Kadoka Telephone Co., Bruce G.
                        Conlee and Virginia L. Conlee*
         2.6            Stock Purchase Agreement, dated as of June 24, 1997 among
                        MJD Ventures, Inc., Gary Porter, Virginia M. Porter, Renee
                        Porter, C-R Communications, Inc., C-R Telephone Company and
                        certain stockholders*
         2.7            Agreement and Plan of Merger, dated as of September 2, 1997 among MJD Holdings Corp., Taconic Acquisition Corp. and
                        Taconic Telephone Corp.*
         2.8            Agreement and Plan of Merger, dated December 31, 1997 among
                        MJD Ventures, Inc., Ellensburg Acquisition Corp. and
                        Ellensburg Telephone Company*
         2.9            Agreement and Plan of Merger, dated as of March 12, 1998
                        among MJD Communications, Inc., Chouteau Acquisitions Corp.,
                        Chouteau Telephone Company and certain shareholders of
                        Chouteau Telephone Company*
         2.10           Stock Purchase Agreement, dated as of October 16, 1998 among
                        MJD Service Corp., Carla J. Brownlee and Ravenswood
                        Communications, Inc.*
         3.1            Amended and Restated Certificate of Incorporation of the
                        Company*
         3.2            Amended and Restated By-Laws of the Company*
         4.1            Indenture, dated as of May 5, 1998, between the Company and
                        United States Trust Company of New York, as trustee,
                        relating to the Company's $125,000,000 9 1/2% Senior
                        Subordinated Notes due 2008 and $75,000,000 Floating Rate
                        Callable Securities due 2008*
         4.2            Form of Initial Fixed Rate Security*
         4.3            Form of Initial Floating Rate Security*
         4.4            Form of Exchange Fixed Rate Security*
         4.5            Form of Exchange Floating Rate Security*
         4.6            Form of Purchase Agreement dated as of April 30, 1998
                        between the Company and the Initial Purchasers named
                        therein*
         4.7            Registration Agreement dated as of April 30, 1998 between
                        the Company and the Initial Purchasers named therein*

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
        10.1            Credit Agreement dated as of March 30, 1998 among the
                        Company, various lending institutions, NationsBanc of Texas,
                        N.A. and Bankers Trust Company*
        10.2            Form of B Term Note*
        10.3            Form of C Term Note      Floating Rate*
        10.4            Form of C Term Note      Fixed Rate*
        10.5            Form of RF Note*
        10.6            Form of AF Note*
        10.7            Subsidiary Guarantee, dated as of March 30, 1998, by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust Company*
        10.8            Pledge Agreement, dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee*
        10.9            Capital Contribution Agreement, dated as of March 27, 1998 among Kelso Investment Associates V, L.P., Kelso Equity
                        Partners V, L.P., Carousel Capital Partners, L.P., MJD
                        Communications, Inc. and Bankers Trust Company*
        10.10           Stockholder's Agreement, dated as of July 31, 1997 among
                        Kelso Investment Associates V, L.P., Kelso Equity Partners
                        V, L.P., Carousel Capital Partners V, L.P., the Company and
                        MJD Partners, L.P.*
        10.11           Registration Rights Agreement, dated as of July 31, 1997
                        among Kelso Investment Associates V, L.P., Kelso Equity
                        Partners, L.P., the Company and MJD Partners, L.P.*
        10.12           Financial Advisory Agreements, dated as of July 31, 1997
                        among the Company, MJD Holdings Corp. and affiliates of each of Kelso Investment Associates V, L.P., Kelso Equity
                        Partners, L.P. and Carousel Capital Partners, L.P.*
        10.13           Share Exchange Agreement, dated as of July 31, 1997 between the Company and MJD Partners, L.P.*
        10.14           Contribution Agreement, dated as of July 31, 1997 between
                        Meyer Haberman, Jack H. Thomas, Eugene B. Johnson and Bugger
                        Associates, Inc. and MJD Partners, L.P.*
        10.15           Contribution Agreement, dated as of July 31, 1997 between
                        MJD Partners, L.P. and the Company*
        10.16           Amended and Restated Class A Voting Common Stock Purchase
                        Warrants of the Company*
        10.17           Consulting Agreement, dated as of July 31, 1997 between MJD
                        Partners, Inc. and Bugger Associates, Inc.*
        10.18           Severance Agreement, dated as of July 31, 1997 between ST
                        Enterprises, LTD and John P. Duda*
        10.19           Severance Agreement, dated as of July 31, 1997 among the
                        Company, MJD Partners, Inc. and Eugene B. Johnson*
        10.20           Severance Agreement, dated as of July 31, 1997 between the
                        Company and Walter E. Leach, Jr.*
        10.21           Severance Agreement, dated as of July 31, 1997 among the
                        Company, MJD Partners, Inc. and Jack H. Thomas*
        10.22           Amendment to Credit Agreement dated as of July 30, 1998,
                        among the Company, various lending institutions, NationsBanc of Texas, N.A. and Bankers Trust Company*
        10.23           Form of Purchase Agreement and Subordination Agreement
                        between Bankers Trust Company and the Company*
        21              Subsidiaries of the Company*
        27              Financial Data Schedule

------------------------

*   Previously filed.

    (b) Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the quarter ended September 30, 1999

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       MJD COMMUNICATIONS, INC.

                                                       By:  /s/ WALTER E. LEACH, JR.
                                                            -----------------------------------------
                                                            Walter E. Leach, Jr.
                                                            SENIOR VICE PRESIDENT
                                                            CHIEF FINANCIAL OFFICER AND SECRETARY

Dated: November 12, 1999