Form 10-K/A
period 1998-12-31
MJD COMMUNICATIONS INC
filed 1999-11-15
CIK 1062613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-56365

                            ------------------------

                            MJD COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     13-3725229
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

 521 EAST MOREHEAD STREET, SUITE 250
       CHARLOTTE, NORTH CAROLINA                              28202
    (Address of Principal Executive                         (Zip Code)
               Offices)

                            ------------------------

Registrant's Telephone Number, Including Area Code: (704) 344-8150.

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 24, 1999, the registrant had outstanding 1,810,146.80 shares of common stock and no shares of the registrant's common stock were held by non-affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            MJD COMMUNICATIONS, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

        ITEM                                                                            PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
                        Index.......................................................      2

                                            PART I

 1.                     Business....................................................      3

 2.                     Properties..................................................     10

 3.                     Legal Proceedings...........................................     11

 4.                     Submission of Matters to a Vote of Security Holders.........     12

                                           PART II

 5.                     Market for Registrant's Common Equity and Related                13
                          Stockholder Matters.......................................

 6.                     Selected Financial Data.....................................     14

 7.                     Management's Discussion and Analysis of Financial Condition      16
                          and Results of Operations.................................

 7A.                    Quantitative and Qualitative Disclosures about Market            23
                          Risk......................................................

 8.                     Financial Statements and Supplementary Data.................     24

 9.                     Changes in and Disagreements with Accountants on Accounting      25
                          and Financial Disclosure..................................

                                           PART III

 10.                    Directors and Executive Officers of the Registrant..........     26

 11.                    Executive Compensation......................................     28

 12.                    Security Ownership and Beneficial Management................     31

 13.                    Certain Relationships and Related Transactions..............     33

                                           PART IV

 14.                    Exhibits, Financial Statement Schedules, and Reports on Form     35
                          8K........................................................

                        Independent Auditors Report and Schedule

                        Signatures..................................................     36

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

ACQUISITION HISTORY

    The following summarizes each RLEC the Company has acquired to date:

                                                            ACCESS LINES                      PURCHASE
                                                               AS OF                        DECEMBER 31,
                                            LOCATION OF     DECEMBER 31,                        PRICE
RLEC ACQUIRED                                OPERATIONS         1998       DATE ACQUIRED    (IN MILLIONS)
-------------                                ----------     ------------   --------------   -------------
                                           Kansas/
Sunflower Telephone Company, Inc.........  Colorado              4,901     May 1993              $19.7
Northland Telephone Company of             Maine/New
  Maine, Inc.............................  Hampshire            21,486     August 1994           $39.7
STE/NE Acquisition Corp. d/b/a Northland
  Telephone Company of Vermont...........  Vermont               5,675     August 1994           $12.0
Sidney Telephone Company.................  Maine                 1,417     January 1996          $ 3.0
Big Sandy Telecom, Inc...................  Colorado                934     June 1996             $ 3.1
Bluestem Telephone Company...............  Kansas                1,008     August 1996           $ 3.9
Odin Telephone Exchange, Inc.............  Illinois              1,147     August 1996           $ 5.0
Kadoka Telephone Co......................  South Dakota            572     January 1997          $ 2.9
Columbine Telephone Company, Inc.........  Colorado              1,195     April 1997            $ 4.6
Chautauqua & Erie Telephone
  Corporation............................  New York             11,715     July 1997             $22.0
C-R Communications, Inc..................  Illinois                936     October 1997          $ 4.0
Taconic Telephone Corp...................  New York             26,602     March 1998            $67.5
Ellensburg Telephone Company.............  Washington           25,660     April 1998            $91.2
Chouteau Telephone Company...............  Oklahoma              3,542     June 1998             $18.6
Utilities, Inc...........................  Maine                22,859     November 1998         $46.8
Ravenswood Communications, Inc...........  Illinois              2,014     February 1999         $ 9.5
Columbus Grove Telephone Company.........  Ohio                  1,834     February 1999         $ 5.0
                                                               -------
    Total:...............................                      133,497

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

    The following chart summarizes each component of the Company's revenue sources for the years ended December 31, 1996, 1997 and 1998:

                               % 1996     % 1997     % 1998
REVENUE SOURCE                REVENUE    REVENUE    REVENUE                    DESCRIPTION
--------------                --------   --------   --------                   -----------
Basic Local Service.........   18.4%      16.0%      19.2%     Enables the local customer to originate and
                                                               receive an unlimited number of calls within
                                                               a defined "exchange" area. The customer is
                                                               charged a flat monthly fee which is
                                                               regulated by state agencies.

Intrastate Access...........   32.0%      29.5%      26.3%     Enables an IXC to utilize the Company's
                                                               local network to originate or terminate an
                                                               intrastate call. The access charge is paid
                                                               by the IXC to the Company and is regulated
                                                               by state regulatory agencies.

Interstate Access...........   31.0%      27.7%      27.7%     Enables an IXC to utilize the Company's
                                                               local network to originate or terminate an
                                                               interstate call. The access charge is paid
                                                               by the IXC to the Company and is regulated
                                                               by the FCC.

USSF Revenue................   10.4%       9.0%       5.2%     The Company receives funds to subsidize the
                                                               cost of providing high cost local telephone
                                                               service in rural locations. The funds are
                                                               allocated and distributed to the Company
                                                               from pools of funds generated by IXCs and
                                                               LECs.

Other Services..............    8.2%      17.8%      21.6%     The Company generates revenues from billing
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

                                                                      ACTUAL
                                               -----------------------------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1994       1995       1996       1997       1998
                                               --------   --------   --------   --------   ---------
STATEMENT OF OPERATIONS DATA:
Operating revenues:
  Switched services..........................  $12,656    $22,763    $27,973    $ 39,257   $  72,124
  Other......................................    1,369      1,986      2,383       8,506      19,883
                                               -------    -------    -------    --------   ---------
Total operating revenues.....................   14,025     24,749     30,356      47,763      92,007
                                               -------    -------    -------    --------   ---------
Operating expenses:
  Plant operations...........................    1,886      3,746      4,181       6,857      14,293
  Corporate and customer service.............    3,991      6,433      7,577      11,581      22,275
  Depreciation and amortization..............    3,099      5,757      6,644       8,777      20,089
  Cost of services resold....................       --         --         97       4,791       6,163
  Other......................................    1,081      1,407      1,658       3,318      12,625
                                               -------    -------    -------    --------   ---------
Total operating expenses.....................   10,057     17,343     20,157      35,324      75,445
                                               -------    -------    -------    --------   ---------
Income from operations.......................    3,968      7,406     10,198      12,439      16,562
                                               -------    -------    -------    --------   ---------
Other income (expense):
  Net income (loss) on sale of investments
    and other assets.........................    1,030        (30)        (3)        (19)        651
  Interest income............................      143        225        180         212         442
  Dividend income............................      553        664        667       1,182       1,119
  Interest expense...........................   (3,772)    (7,267)    (9,605)     (9,293)    (27,170)
  Other nonoperating, net....................       29         33        (15)        140         885
                                               -------    -------    -------    --------   ---------
Total other income (expense).................   (2,017)    (6,375)    (8,776)     (7,778)    (24,073)
                                               -------    -------    -------    --------   ---------
Earnings (loss) before income taxes and
  extraordinary item.........................    1,951      1,031      1,423       4,661      (7,511)
Income tax (expense) benefit.................     (940)      (547)    (1,462)     (1,876)      2,112
                                               -------    -------    -------    --------   ---------
Earnings (loss) before extraordinary item and
  minority interest..........................    1,011        484        (39)      2,785      (5,399)
Extraordinary item...........................       --         --         --      (3,611)     (2,521)
                                               -------    -------    -------    --------   ---------
Earnings (loss) before minority interest.....    1,011        484        (39)       (826)     (7,920)
Minority interest income of subsidiaries.....      (14)        (6)       (33)        (62)        (80)
                                               -------    -------    -------    --------   ---------
Net earnings (loss)..........................  $   997    $   478    $   (72)   $   (888)     (8,000)
                                               =======    =======    =======    ========   =========
BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 5,016    $ 3,672    $ 4,253    $  6,822   $  13,241
Working capital..............................    1,406      1,026        596         108       9,557
Property, plant and equipment net............   37,616     37,048     41,615      61,207     142,321
Total assets.................................   82,281     79,218     97,020     144,613     440,891
Long-term debt...............................   66,991     64,180     73,958     131,912     368,112
Redeemable preferred stock...................    6,618      6,701     10,689         130          --
Total stockholders' equity (deficit).........     (333)       103     (2,142)    (10,939)      9,886

                                                                      ACTUAL
                                               -----------------------------------------------------
                                                              YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------------
                                                 1994       1995       1996       1997       1998
                                               --------   --------   --------   --------   ---------
OTHER FINANCIAL DATA:
Adjusted EBITDA(1)...........................  $ 8,808    $14,050    $17,639    $ 22,669   $  39,668
Capital expenditures.........................    1,768      4,439      8,439       8,262      12,433
Ratio of earnings to fixed charges(2)........     1.5x       1.1x       1.1x        1.5x          --

SUMMARY CASH FLOW DATA:
Net cash provided by operating activities....  $ 5,504    $ 6,039    $ 9,772    $  9,839   $  14,867
Net cash provided by (used in) investing
  activities.................................  (50,846)    (4,481)   (19,790)    (38,967)   (225,522)
Net cash provided by financing activities....   49,937     (2,903)    10,599      31,697     217,074

OPERATING DATA:
Access lines in service......................   28,205     28,737     34,017      48,731     129,649

------------------------

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

TOTAL MINUTES OF USE GROWTH UNDER MJD OWNERSHIP

    The following chart illustrates Minutes of Use ("MOU") growth experienced by the Company:

                              1994          1995           1996           1997            1998
                          ------------   -----------   ------------   ------------   --------------
Sunflower-Kansas........    50,895,394    51,274,642     52,393,074     60,791,553       69,506,448
Sunflower-Colorado......     5,122,171     4,998,707      5,338,954      5,474,730        5,511,144
Northland-Maine.........    91,695,162*  227,850,913    245,268,456    291,489,937      349,727,547
Northland-Vermont.......    23,123,900*   55,819,538     63,293,970     68,263,915       79,443,225
Sidney..................                                 21,169,908     23,411,177       24,808,248
Big Sandy...............                                  8,018,156*    17,149,198       18,502,564
Bluestem................                                  2,657,899*     7,308,376       12,709,165
Odin....................                                  6,775,410*    17,128,665       17,568,669
Kadoka..................                                                 6,686,692        6,476,420
Columbine...............                                                13,165,980*      20,348,139
Chautauqua & Erie.......                                                76,854,224*     161,719,750
C-R.....................                                                 4,443,983*      18,881,863
Taconic.................                                                                307,410,445*
Ellensburg..............                                                                252,951,181*
Chouteau................                                                                 32,206,913*
Utilities...............                                                                 46,998,323*
                          ------------   -----------   ------------   ------------   --------------
    Total...............   170,836,627   339,943,800    404,915,827    592,168,430    1,424,770,044
                          ============   ===========   ============   ============   ==============

------------------------

*   Period includes less than 12 months.

ACCESS LINE GROWTH UNDER MJD OWNERSHIP

    The following chart illustrates access lines at the individual RLECs for the fiscal year indicated:

                                                       1994       1995       1996       1997       1998
                                                     --------   --------   --------   --------   --------
Sunflower--Kansas..................................    4,097      4,140      4,232      4,343      4,553
Sunflower--Colorado................................      302        305        326        332        348
Northland of Maine.................................   18,629     18,978     19,728     20,493     21,486
Northland of Vermont...............................    5,177      5,314      5,409      5,510      5,675
Sidney.............................................                          1,295      1,359      1,417
Big Sandy..........................................                            865        893        934
Bluestem...........................................                          1,018        992      1,008
Odin...............................................                          1,144      1,164      1,147
Kadoka.............................................                                       580        572
Columbine..........................................                                     1,085      1,195
C&E................................................                                    11,070     11,715
C-R................................................                                       910        936
Taconic............................................                                               26,602
Ellensburg.........................................                                               25,660
Chouteau...........................................                                                3,542
Utilities..........................................                                               22,859
                                                      ------     ------     ------     ------    -------
    Total..........................................   28,205     28,737     34,017     48,731    129,649
                                                      ======     ======     ======     ======    =======

Note: Data is as of December 31 of the relevant year.

    The 1998 acquisitions represented 78,700 access lines or 60.6% of the total access lines at December 31, 1998. For the RLECs acquired prior to 1998, access lines were 50,986, an increase of 4.6% compared to prior year, 1997.

    REVENUES: The Company generates revenue primarily through: (i) the provision of basic local telephone service to customers within its service areas (including federal USSF revenues, which accounted for approximately 5.2% for the year ended December 31, 1998); (ii) the provision of network access to Inter Exchange Carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls; and (iii) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable services, Internet services, customer premises equipment sales and FairPoint. The revenues listed in clauses (i) and
(ii) above are classified by the Company as "Switched Services." The revenues listed in clause (iii) above are classified by the Company as "Other revenue."

                                                                                % OF REVENUE
                                                                   --------------------------------------
REVENUE SOURCE                                                       1996           1997           1998
--------------                                                     --------       --------       --------
Basic Local Service.........................................         18.4%          16.0%          19.2%
Interstate and Intrastate Access............................         63.0%          57.2%          54.0%
USSF........................................................         10.4%           9.0%           5.2%
Other Services..............................................          8.2%          17.8%          21.6%

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

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    OPERATING REVENUE. Net revenue increased $44.2 million or 92.6% to $92.0 million in the year ended December 31, 1998 from $47.8 million in the year ended December 31, 1997. The acquisition in 1998 of Taconic Telephone Corp., Ellensburg Telephone Company, Chouteau Telephone Company, and Utilities, Inc. (collectively, the "1998 Acquisitions") as well as the full year results for the RLECs acquired by the Company in 1997 (collectively, the "1997 Acquisitions"), provided for 87.6% of the increase. The Company's CLEC, FairPoint, reported first year revenues of $1.1 million or 2.5% of the increase in revenues reported in 1998. For the RLECs owned and operated for a comparable period in 1998 and 1997, net revenue improved approximately $1.0 million or 2.3% to $43.9 million in 1998 from $42.9 million in 1997.

    Basic local service revenue increased $10.1 million to $17.7 million for the year ended December 31, 1998 from $7.6 million for the year ended December 31, 1997. This revenue increase is primarily attributable to an increase in access lines. The Company's access lines increased to 129,649 access lines from 48,731 access lines at December 31, 1998 and 1997, respectively. The inclusion of access lines from the RLECs acquired by the Company during 1998 provided an increase of approximately 78,700 access lines and internal growth by RLECs owned and operated by the Company at December 31, 1997 provided an increase of approximately 2,300 access lines. Revenue contribution from the RLECs acquired in 1998 and 1997 provided $9.6 million of the increase in basic local service revenue for the year ended December 31, 1998. For the RLECs owned and operated for a comparable period by the Company, basic local service revenue increased by $0.4 million to $6.9 million for the year ended December 31, 1997 from $6.5 million for the year ended December 31, 1997.

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

    On May 5, 1998, the Company consummated its debt offering consisting of $125.0 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes"), and $75.0 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the "Floating Rate Notes") (together with the Fixed Rate Notes, "the Notes"). Proceeds were used to reduce the tranche A and tranche B debt outstanding under the Credit Facility. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt (as defined in the indenture relating to the Notes) of the Company, and effectively subordinated to all existing and future debt and other liabilities (including trade payables and accrued liabilities) of the Company's subsidiaries. Interest on the Notes is payable semi-annually. Interest on the Fixed Rate Notes is fixed at 9 1/2% and interest on the Floating Rate

    Notes is equal to a rate per annum at LIBOR (as defined in the Indenture) plus 418.75 basis points. On November 2, 1998, the Company consummated an exchange offer pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (File #333-56365, declared effective October 1, 1998 by exchanging its 9 1/2% Senior Subordinated Notes due 2008, Series B (the "Fixed Rate Exchange Notes") and Floating Rate Callable Securities due 2008, Series B (the "Floating Rate Exchange Notes") which have been registered under the Securities Act of 1933, as amended, for like principal amounts of the Fixed Rate Notes and the Floating Rate Notes, respectively. The Company is currently in compliance with all covenants under the Credit Facility. See Note 5 to Consolidated Financial Statements for additional information.

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

                                          /s/ KPMG LLP

February 19, 1999
Lincoln, Nebraska

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 13,241        6,822
  Accounts receivable, net of allowance for doubtful
    accounts of $369 in 1998 and $49 in 1997................     19,112        8,313
  Prepaid and other assets..................................      3,283        1,249
  Income taxes recoverable..................................         --          757
                                                               --------     --------
        Total current assets................................     35,636       17,141
                                                               --------     --------
Property, plant, and equipment, net.........................    142,321       61,207
                                                               --------     --------

OTHER ASSETS:
  Investments...............................................     37,894       11,424
  Goodwill, net of accumulated amortization.................    203,867       50,433
  Debt issue costs, net of accumulated amortization.........     16,121        2,981
  Covenants not to compete, net of accumulated
    amortization............................................      2,938          988
  Other.....................................................      2,114          439
                                                               --------     --------
        Total other assets..................................    262,934       66,265
                                                               --------     --------
        Total assets........................................   $440,891      144,613
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                1998        1997
                                                              ---------   ---------
                                                              (DOLLARS IN THOUSANDS
                                                               EXCEPT SHARE DATA)
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILTIES:
  Accounts payable..........................................  $ 10,153       5,055
  Current portion of long-term debt.........................     3,502       5,409
  Demand notes payable......................................       754         879
  Current portion of obligation for covenants not to
    compete.................................................       881         256
  Accrued interest payable..................................     3,947       2,819
  Accrued property taxes....................................     1,847       1,171
  Other accrued liabilities.................................     4,407       1,444
  Income taxes payable......................................       588          --
                                                              --------    --------
        Total current liabilities...........................    26,079      17,033
                                                              --------    --------
LONG-TERM LIABILITIES:
  Long-term debt, net of current portion....................   364,610     126,503
  Put warrant obligation....................................     4,169       3,456
  Unamortized investment tax credits........................       632         199
  Obligation for covenants not to compete, net of current
    portion.................................................     2,162         756
  Deferred income taxes.....................................    26,729       6,983
  Other liabilities.........................................     3,189         132
                                                              --------    --------
        Total long-term liabilities.........................   401,491     138,029
                                                              --------    --------
Minority interest...........................................       435         360
                                                              --------    --------
Redeemable preferred stock..................................        --         130
                                                              --------    --------
Common stock subject to put option, 87,600 shares in 1998...     3,000          --
                                                              --------    --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock:
    Class A voting, par value $.01 per share, authorized
      3,000,000 shares, issued and outstanding 1,722,547 and
      880,600 shares in 1998 and 1997, respectively.........        17           9
    Additional paid-in capital..............................    45,735      16,906
    Accumulated deficit.....................................   (35,866)    (27,854)
                                                              --------    --------
        Total stockholders' equity (deficit)................     9,886     (10,939)
                                                              --------    --------
          Total liabilities and stockholders' equity........  $440,891     144,613
                                                              ========    ========

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating revenues:
  Switched services.........................................  $ 72,124    39,257     27,973
  Other.....................................................    19,883     8,506      2,383
                                                              --------   -------    -------
        Total operating revenues............................    92,007    47,763     30,356
                                                              --------   -------    -------
Operating expenses:
  Plant operations..........................................    14,293     6,857      4,181
  Corporate and customer service............................    22,275    11,581      7,577
  Depreciation and amortization.............................    20,089     8,777      6,644
  Cost of services resold...................................     6,163     4,791         97
  Other general and administrative..........................    12,625     3,318      1,658
                                                              --------   -------    -------
        Total operating expenses............................    75,445    35,324     20,157
                                                              --------   -------    -------
        Income from operations..............................    16,562    12,439     10,199
                                                              --------   -------    -------
Other income (expense):
  Net gain (loss) on sale of investments and other assets...       651       (19)        (3)
  Interest income...........................................       442       212        180
  Dividend income...........................................     1,119     1,182        667
  Interest expense..........................................   (27,170)   (9,293)    (9,605)
  Other nonoperating, net...................................       885       140        (15)
                                                              --------   -------    -------
        Total other expense.................................   (24,073)   (7,778)    (8,776)
                                                              --------   -------    -------
        Earnings (loss) before income taxes and
          extraordinary item................................    (7,511)    4,661      1,423
Income tax (expense) benefit................................     2,112    (1,876)    (1,462)
                                                              --------   -------    -------
        Earnings (loss) before extraordinary item...........    (5,399)    2,785        (39)
Extraordinary item--loss on early retirement of debt, net of
  income tax benefit of $1,755 in 1998 and $2,296 in 1997...    (2,521)   (3,611)        --
                                                              --------   -------    -------
          Loss before minority interest.....................    (7,920)     (826)       (39)
Minority interest in income of subsidiaries.................       (80)      (62)       (33)
                                                              --------   -------    -------
          Net loss..........................................  $ (8,000)     (888)       (72)
                                                              ========   =======    =======

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                                             TOTAL
                                                     CLASS A    ADDITIONAL   RETAINED    STOCKHOLDERS'
                                                      COMMON     PAID-IN     EARNINGS       EQUITY
                                                      STOCK      CAPITAL     (DEFICIT)     (DEFICIT)
                                                     --------   ----------   ---------   -------------
                                                         (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1995.........................    $ 4           146          (47)          103
Net loss...........................................     --            --          (72)          (72)
Accretion of redeemable preferred stock............     --          (146)      (2,027)       (2,173)
                                                       ---        ------     --------       -------
Balance, December 31, 1996.........................      4            --       (2,146)       (2,142)
Net loss...........................................     --            --         (888)         (888)
Issuance of 487,580 shares of common stock.........      5        15,870           --        15,875
Conversion of redeemable preferred stock...........     --           112           --           112
Capital contribution...............................     --           924           --           924
Repurchase of redeemable preferred stock...........     --            --      (24,541)      (24,541)
Redeemable preferred stock dividends...............     --            --         (279)         (279)
                                                       ---        ------     --------       -------
Balance, December 31, 1997.........................      9        16,906      (27,854)      (10,939)
Net loss...........................................     --            --       (8,000)       (8,000)
Preferred stock dividends..........................     --            --          (12)          (12)
Issuance of 929,540 shares of common stock.........      9        31,828           --        31,837
Reclassification of 87,600 shares of common stock
  subject to put option............................     (1)       (2,999)          --        (3,000)
                                                       ---        ------     --------       -------
Balance, December 31, 1998.........................    $17        45,735      (35,866)        9,886
                                                       ===        ======     ========       =======

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                1998         1997         1996
                                                              ---------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $  (8,000)        (888)         (72)
                                                              ---------   ----------   ----------
  Adjustments to reconcile net loss to net cash.............
    provided by operating activities:
      Depreciation and amortization.........................     21,534        9,093        6,914
      Provision for uncollectible revenue...................        303           --            5
      Deferred income taxes.................................     (1,653)         207          429
      Income from equity method investments.................       (931)          --           --
      Deferred patronage dividends..........................       (265)        (585)        (304)
      Minority interest in income of subsidiaries...........         80           62           33
      Increase (decrease) in put warrant obligation.........        714         (295)       2,072
      Net (gain) loss on sale of investments and other
        assets..............................................       (630)          17            3
      Loss on early retirement of debt......................      2,897        1,864           --
      Amortization of investment tax credits................       (131)         (31)         (16)
      Changes in assets and liabilities arising from
        operations, net of acquisitions:
          Accounts receivable...............................      6,075       (1,563)        (465)
          Prepaid and other assets..........................        253         (106)         (19)
          Accounts payable..................................     (1,398)       1,664          773
          Accrued interest payable..........................      1,128          720          105
          Accrued liabilities...............................        689          636          338
          Income taxes recoverable/payable..................     (5,798)        (956)         (24)
                                                              ---------   ----------   ----------
            Total adjustments...............................     22,867       10,727        9,844
                                                              ---------   ----------   ----------
            Net cash provided by operating activities.......     14,867        9,839        9,772
                                                              ---------   ----------   ----------
Cash flows from investing activities:
  Acquisitions of telephone properties, net of cash
    acquired................................................   (217,080)     (30,845)     (11,262)
  Acquisition of property, plant, and equipment.............    (12,433)      (8,262)      (8,439)
  Proceeds from sale of property, plant, and equipment......        107          121           70
  Organizational costs......................................       (158)          --           --
  Distributions from investments............................        118           63            9
  Payment on covenant not to compete........................       (219)         (94)         (19)
  Acquisition of investments................................         (8)        (241)        (149)
  Proceeds from sale of investments.........................      4,088          403           --
  Payments received on direct financing leases..............         --          249           --
  Increase (decrease) in other assets/liabilities, net......         63         (361)          --
                                                              ---------   ----------   ----------
            Net cash used in investing activities...........  $(225,522)     (38,967)     (19,790)
                                                              ---------   ----------   ----------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................  $ 510,583       71,134       12,824
  Repayment of long-term debt...............................   (307,763)     (22,104)      (3,673)
  Net proceeds from issuance of preferred stock.............         --           --        1,816
  Repurchase of preferred stock and warrants................       (175)     (31,487)          --
  Dividends paid to preferred stockholders..................        (12)        (279)          --
  Net proceeds from the issuance of common stock............     31,837       15,875           --
  Loan origination costs....................................    (17,345)      (1,949)        (326)
  Payment of early retirement benefits......................         --          (25)         (21)
  Dividends paid to minority stockholders...................         (6)          (4)          (4)
  Release of restricted funds...............................         --          561           --
  Repayment of capital lease obligation.....................        (45)         (25)         (17)
                                                              ---------   ----------   ----------
            Net cash provided by financing activities.......    217,074       31,697       10,599
                                                              ---------   ----------   ----------
            Net increase in cash and cash equivalents.......      6,419        2,569          581
Cash and cash equivalents, beginning of year................      6,822        4,253        3,672
                                                              ---------   ----------   ----------
Cash and cash equivalents, end of year......................  $  13,241        6,822        4,253
                                                              =========   ==========   ==========

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

REVENUE RECOGNITION FROM TELEPHONE OPERATIONS

    Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue sharing arrangements with other telecommunications carriers. Revenues are derived from primarily three sources: access, pooling, and

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) miscellaneous. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission. Access revenues are derived on the intrastate jurisdiction by billing access charges to interexchange carriers and to regional bell operating companies. These charges are billed based on toll or access tariffs approved by the local state's Public Utilities Commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association
(NECA) or by the individual company and approved by the Federal Communications Commission.

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

INVESTMENTS

    Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank
(RTB), the Rural Telephone Finance Cooperative (RTFC), and various cellular companies and partnerships and other minority equity investments in nonregulated entities. For the investments in partnerships, the equity

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) method of accounting is used. All other investments are stated at cost. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the security. The Company did not incur any losses from other than temporary declines in fair value in 1998, 1997, and 1996.

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

    The Company reviews its long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) USE OF ESTIMATES

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

    Acquisition costs were approximately $1.2 million and $.6 million in 1998 and 1997, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $156.5 million and $17.3 million and has been recognized as goodwill in 1998 and 1997, respectively. Certain of the Company's allocations of purchase price for 1998 acquisitions are preliminary because the Company has not been able to obtain all of the data required to complete the allocations for recently acquired businesses.

    The allocation of the total net purchase price for the 1998 and 1997 acquisitions are shown on the table below:

                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................   $ 27,539        5,947
Property, plant, and equipment..............................     85,161       18,906
Excess cost over fair value of net assets acquired..........    156,540       17,338
Other assets................................................     30,577        3,569
Current liabilities.........................................    (15,967)      (1,093)
Noncurrent liabilities......................................    (58,606)     (10,454)
                                                               --------      -------
    Total net purchase price................................   $225,244       34,213
                                                               ========      =======

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(2) ACQUISITIONS (CONTINUED)

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

                                                                  PRO FORMA YEARS
                                                                ENDED DECEMBER 31,
                                                              -----------------------
                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                                                    (UNAUDITED)
Revenues....................................................   $119,797      104,576
Earnings (loss) before extraordinary item...................    (11,689)      (4,593)
Net loss....................................................    (14,291)      (6,480)

(3) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment as of December 31, 1998 and 1997 is shown on the table below:

                                                                 ESTIMATED
                                                              LIFE (IN YEARS)      1998         1997
                                                              ---------------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
Land........................................................      --             $  1,442          879
Buildings...................................................      3 - 40           19,101        8,649
Telephone equipment.........................................      5 - 50          263,029      112,357
Cable equipment.............................................      3 - 15            5,332          398
Furniture and equipment.....................................      4 - 48            9,333        3,196
Vehicles and equipment......................................      4 - 20           10,610        4,769
Computer software...........................................      3 -  5              365          246
                                                                                 --------      -------
    Total property, plant, and equipment....................                      309,212      130,494
Accumulated depreciation....................................                     (166,891)     (69,287)
                                                                                 --------      -------
    Net property, plant, and equipment......................                     $142,321       61,207
                                                                                 ========      =======

    The composite depreciation rate for property and equipment was 7.39% in 1998, 6.66% in 1997, and 6.74% in 1996. Construction expenditures for 1999 are expected to approximate $22 million. The Company anticipates funding construction from operations.

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(4) INVESTMENTS

    The investments consist of the following at December 31, 1998 and 1997:

                                                                1998       1997
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Investment in cellular companies and partnerships...........  $27,047      4,552
RTB stock...................................................    6,934      2,365
CoBank stock and unpaid deferred CoBank patronage...........    1,958      1,690
RTFC secured certificates and unpaid deferred RTFC
  patronage.................................................    1,055        373
Other nonmarketable minority equity investments.............      900      2,444
                                                              -------     ------
    Total investments.......................................  $37,894     11,424
                                                              =======     ======

(5) LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                 1998         1997
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Senior secured notes payable, variable rates ranging from
  8.00% to 9.86% at December 31, 1998, due 2006.............   $141,841           --
Senior subordinated notes due 2008:
  Fixed rate, 9.50%.........................................    125,000           --
  Variable rate, 9.10% at December 31, 1998.................     75,000           --
Senior notes payable to CoBank, paid March 30, 1998.........         --      120,930
Senior notes payable to RTFC:
  Fixed rates ranging from 8.80% to 9.20%, due 2008.........      4,918        1,399
  Variable rates ranging from 6.65% to 8.80% at December 31,
    1998, due 2008 to 2012..................................      7,362        5,687
Subordinated promissory notes payable, 7.00%, due 2005......      7,000           --
First mortgage notes payable to Rural Utilities Service,
  fixed rates ranging from 8.72% to 10.78%, due 2009 to
  2016......................................................      6,679           --
Subordinated promissory notes, paid March 30, 1998..........         --        3,500
Other debt, 5.75% to 9.50%, due 1999 to 2002................        312          396
                                                               --------      -------
    Total outstanding long-term debt........................    368,112      131,912
Less current portion........................................     (3,502)      (5,409)
                                                               --------      -------
    Total long-term debt, net of current portion............   $364,610      126,503
                                                               ========      =======

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(5) LONG-TERM DEBT (CONTINUED)
    The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1998 are as follows:

FISCAL YEAR                                                (DOLLARS IN THOUSANDS)
-----------                                                ----------------------
1999.....................................................         $  3,502
2000.....................................................            3,867
2001.....................................................            4,216
2002.....................................................            4,521
2003.....................................................            4,690
Thereafter...............................................          347,316
                                                                  --------
                                                                  $368,112
                                                                  ========

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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(5) LONG-TERM DEBT (CONTINUED)
    The Fixed Rate Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2003 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.75 beginning May 1, 2003 to 100% beginning May 1, 2006 and thereafter, together with accrued interest to the redemption date and subject to certain conditions. Not withstanding the foregoing, on or prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

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

(6) EMPLOYEE BENEFIT PLANS

    The Company sponsors a voluntary 401(k) savings plan (the Plan) that covers substantially all eligible employees. Each Plan year, the Company contributes to the Plan an amount of matching contributions determined by the Company at its discretion. For the Plan years ended December 31, 1998, 1997, and 1996, the Company matched 100% of each employee's contribution up to 3% of

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(6) EMPLOYEE BENEFIT PLANS (CONTINUED)
compensation and 50% of additional contributions up to 6%. The Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the Plan were $1,163,906, $422,069, and $324,873 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

(7) INCOME TAXES

    Income tax (expense) benefit before extraordinary item consists of the following components:

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................   $  346     (1,426)      (913)
  State.....................................................      (17)      (274)      (136)
                                                               ------     ------     ------
    Total current income tax (expense) benefit..............      329     (1,700)    (1,049)
                                                               ------     ------     ------
Investment tax credits......................................      130         31         16
                                                               ------     ------     ------
Deferred:
  Federal...................................................    1,047       (130)      (338)
  State.....................................................      606        (77)       (91)
                                                               ------     ------     ------
    Total deferred income tax (expense) benefit.............    1,653       (207)      (429)
                                                               ------     ------     ------
    Total income tax (expense) benefit......................   $2,112     (1,876)    (1,462)
                                                               ======     ======     ======

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(7) INCOME TAXES (CONTINUED)
    Total income tax (expense) benefit in 1998, 1997, and 1996 was different than that computed by applying U. S. federal income tax rates to earnings before income taxes. The reasons for the differences are shown on the following page.

                                                                1998       1997       1996
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Computed "expected" tax (expense) benefit...................   $2,553     (1,585)      (484)
State income tax (expense) benefit, net of federal income
  tax benefit...............................................      389       (232)      (149)
Amortization of investment tax credits......................      130         31         16
Goodwill amortization.......................................     (887)      (186)      (104)
Change in fair value of put warrant obligation..............     (242)       100       (704)
Other.......................................................      169         (4)       (37)
                                                               ------     ------     ------
    Total income tax (expense) benefit......................   $2,112     (1,876)    (1,462)
                                                               ======     ======     ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                1998       1997
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Deferred tax assets:
  Federal and state tax loss carryforwards..................  $ 1,032       123
  Employee benefits.........................................    1,010        14
  Allowance for doubtful accounts...........................      211        --
  Alternative minimum tax credits...........................    1,296       721
  Warrants issued in connection with early retirement of
    debt....................................................      291       291
                                                              -------     -----
    Total gross deferred tax assets.........................    3,840     1,149
Less, valuation allowance...................................       --        --
                                                              -------     -----
    Net deferred tax assets.................................    3,840     1,149
                                                              -------     -----
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
    depreciation differences................................   17,242     4,287
  Goodwill, due to amortization differences.................    1,903     1,172
  Basis in investments......................................   11,424     2,673
                                                              -------     -----
    Total gross deferred tax liabilities....................   30,569     8,132
                                                              -------     -----
    Net deferred tax liabilities............................  $26,729     6,983
                                                              =======     =====

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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

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

(9) STOCKHOLDERS' EQUITY AND RECAPITALIZATION

    Effective July 31, 1997, a recapitalization of the Company was completed. The Company issued 442,340 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $15.1 million (net of offering expenses of $925,602). These proceeds, together with additional borrowings of $39.2 million from CoBank and the issuance of subordinated promissory notes in the amount of $3.5 million, were utilized to repurchase and retire the remaining Series A preferred stock, all shares of Series C preferred stock not owned by members of management, and all the warrants and contingent warrants (the Warrants) to purchase the Company's Class A common stock not owned by members of management for approximately $35.0 million. The difference between the carrying value of the Series A and Series C preferred stock, and the Warrants and the price at which the stock was repurchased and retired ($24.5 million), was charged to retained earnings as it represents a return to the preferred shareholders. In conjunction with the recapitalization, STE

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(9) STOCKHOLDERS' EQUITY AND RECAPITALIZATION (CONTINUED) also retired the subordinated notes payable of $11,562,133. As a result of retiring the subordinated debt of STE, the Company recognized an extraordinary loss of approximately $3.6 million (net of taxes of $2.3 million), consisting of prepayment penalties of approximately $4.0 million, the write-off of existing deferred financing costs of approximately $1.1 million, and the issuance of additional put warrants valued at $750,000. The additional put warrants were issued to the holders of the STE warrants and debt in consideration of their consent to retire the STE debt (see also note 8).

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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(9) STOCKHOLDERS' EQUITY AND RECAPITALIZATION (CONTINUED)

    Stock option activity for 1998, 1997, and 1996 under the plan is summarized as follows:

                                                                1998       1997       1996
                                                              --------   --------   --------
Outstanding at January 1....................................   42,640     42,640     42,640
  Granted...................................................       --         --         --
  Exercised.................................................       --         --         --
  Canceled..................................................       --         --         --
                                                               ------     ------     ------
Outstanding at December 31..................................   42,640     42,640     42,640
                                                               ======     ======     ======
Exercisable at December 31..................................   39,086     30,558     22,030
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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(10) REDEEMABLE PREFERRED STOCK

    The following is a summary of the Company's preferred stock:

                                                                     SERIES B
                                          SERIES A PREFERRED         PREFERRED         SERIES C PREFERRED
                                          -------------------   -------------------   --------------------
                                           SHARES     AMOUNT     SHARES     AMOUNT     SHARES      AMOUNT
                                          --------   --------   --------   --------   ---------   --------
                                                               (DOLLARS IN THOUSANDS)
Balance at December 31, 1995............    69,100   $ 6,615       900      $  86            --   $    --
Conversion of preferred stock...........       900        86      (900)       (86)           --        --
Issuance of preferred stock to an
  unrelated third party and members of
  management............................        --        --        --         --       183,060     1,816
Accretion of preferred stock............        --     2,037        --         --            --       136
                                          --------   -------     -----      -----     ---------   -------
Balance at December 31, 1996............    70,000     8,738        --         --       183,060     1,952
Conversion of preferred stock...........      (900)     (112)       --         --            --        --
Repurchase of preferred stock...........   (69,100)   (8,626)       --         --      (170,044)   (1,822)
                                          --------   -------     -----      -----     ---------   -------
Balance at December 31, 1997............        --        --        --         --        13,016       130
Repurchase of preferred stock...........        --        --        --         --       (13,016)     (130)
                                          --------   -------     -----      -----     ---------   -------
Balance at December 31, 1998............        --   $    --        --      $  --                 $    --
                                          ========   =======     =====      =====     =========   =======

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

    During 1997, the Company entered into an agreement with MJD Partners, L.P. (Partners), a major shareholder of the Company. Under the terms of the agreement, Partners provided senior management

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(11) RELATED PARTY TRANSACTIONS (CONTINUED) and acquisition services to the Company. Partners was paid $1,020,000 under this agreement and this expense was classified with corporate expenses in 1997. This agreement was terminated on March 31, 1998, at which time $225,000 had been paid to Partners during 1998.

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

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(12) SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    In conjunction with the recapitalization in 1997, the Company issued subordinated promissory notes for $3.5 million for the repurchase of the Series A and Series C preferred stock. These subordinated promissory notes were paid during 1998.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST      SECOND     THIRD      FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                  --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
1998:
  Revenue.......................................  $14,555     23,079     25,642     28,731     92,007
  Earnings (loss) before extraordinary item
    minority interest...........................      634       (428)    (1,517)    (4,088)    (5,399)
  Net loss......................................   (1,912)      (440)    (1,548)    (4,100)    (8,000)
                                                  =======    =======    =======    =======    =======

1997:
  Revenue.......................................    8,901      9,474     13,118     16,270     47,763
  Earnings before extraordinary item and
    minority interest...........................      689        535        836        725      2,785
  Net earnings (loss)...........................      667        535     (2,778)       688       (888)
                                                  =======    =======    =======    =======    =======

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

LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) comparable maturities. At December 31, 1998, the Company had long-term debt with a carrying value of approximately $368.1 million and estimated fair value of approximately $370.0 million.

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

    On April 6, 1998, Latin World Communications, Inc., ("LWC") and Debra A. Boudrot, LWCs principal (collectively, "Plaintiffs") sued B. Stephen May ("May"), who is a former officer of S T Long Distance (a subsidiary of STE), Siesta Telecom, Inc. ("Siesta"), which is a company controlled by May, and S T Long Distance in the Circuit Court for the Twelfth Judicial Circuit, Sarasota County, Florida. From March 1997 through early 1998, S T Long Distance provided long distance services to Plaintiffs in connection with Plaintiffs' prepaid telephone card distribution business. Plaintiffs have alleged, among other things, that May, Siesta, and S T Long Distance have engaged in fraud, misappropriation of trade secrets, unfair competition, deceptive trade practices, and trade slander, and that May, Siesta, and S T Long Distance have breached various contractual obligations to the Plaintiffs and received certain overpayments from the Plaintiffs. Plaintiffs seek approximately $1 million in damages relating to such alleged overpayments, as well as injunctive relief relating to certain other matters. Despite the fact that LWC was unprofitable in the year ended December 31, 1997 and without any substantiation by any third party, on the basis of a three-month period in 1997 in which LWC claims it was profitable, the Plaintiffs have also alleged that S T Long Distance is responsible for lost profits of between $12 million

                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(16) LEGAL PROCEEDINGS (CONTINUED)
and (assuming LWC's profits were to grow at a rate of 20% annually) $38 million, which LWC would have generated in the 10-year period after the cessation of the LWC/S T Long Distance business relationship. The Company intends to vigorously contest all of the Plaintiffs' allegations, and believes that it has no liability to the Plaintiffs. In particular, the Company believes the Plaintiff's claim for lost profits are entirely speculative, frivolous and without merit. While the outcome of such litigation cannot be predicted, the Company does not believe that such litigation, even if determined adversely to the Company, would have a material adverse effect on its financial condition or results of operations.

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                                 ILEC         CLEC
                                                              OPERATIONS   OPERATIONS    TOTAL
                                                              ----------   ----------   --------
Year ended December 31, 1998:
  Revenues from external customers..........................   $ 88,946        3,061      92,007
  Intersegment revenues.....................................         --          516         516
  Interest expense..........................................     27,170           --      27,170
  Depreciation and amortization.............................     20,034           55      20,089
  Income tax benefit........................................        267        1,845       2,112
  EBITDA....................................................     42,099       (4,952)     37,147
  Segment assets............................................    435,617        5,576     441,193
  Expenditures for segment assets...........................     10,914        1,521      12,435

    A reconciliation of reportable segment amounts to the Company's consolidated balances for the year ended December 31, 1998 is as follows:


                    MJD COMMUNICATIONS INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1997, AND 1996

(17) REPORTABLE SEGMENTS (CONTINUED)

Revenues:
  Total revenue for reportable segments.....................  $ 92,523
  Elimination of intersegment revenue.......................      (516)
                                                              --------
      Total consolidated revenue............................  $ 92,007
                                                              ========

EBITDA to net loss:
  EBITDA....................................................  $ 37,147
  Other components of EBITDA:
    Depreciation and amortization...........................   (20,089)
    Interest expense........................................   (27,170)
    Income tax expense......................................     2,112
                                                              --------
      Net loss..............................................  $ (8,000)
                                                              ========
Assets:
  Total assets for reportable segments......................  $441,193
  Consolidating and eliminating adjustments.................      (302)
                                                              --------
      Consolidated total....................................  $440,891
                                                              ========

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

NAME                                          AGE                       POSITION
----                                        --------                    --------
Daniel G. Bergstein.......................     55      Co-Founder, Director

Meyer Haberman............................     57      Co-Founder, Director

Jack H. Thomas............................     57      Co-Founder, Chairman of the Board of
                                                       Directors, Chief Executive Officer

Eugene B. Johnson.........................     51      Co-Founder, Vice Chairman of the Board of
                                                       Directors, Executive Vice President,
                                                       Assistant Secretary

Walter E. Leach, Jr.......................     47      Senior Vice President, Chief Financial
                                                       Officer and Secretary

John P. Duda..............................     51      President and Chief Executive Officer--
                                                       Telecom Group

G. Brady Buckley..........................     39      President and Chief Executive Officer of
                                                       FairPoint Communications Corp.

Timothy W. Henry..........................     43      Vice President of Finance and Treasurer

George E. Matelich........................     42      Director

Reid G. Leggett...........................     43      Director

Nelson Schwab, III........................     54      Director

Frank K. Bynum, Jr........................     36      Director

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

    TIMOTHY W. HENRY. Mr. Henry has served as Vice President of Finance and Treasurer of the Company since December 1997. From 1992 to December 1997, Mr. Henry served as Vice President/ Portfolio Manager at CoBank, ACB, and managed a $225 million telecommunications loan portfolio which included responsibility for CoBank's relationship with the Company.

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

SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                                                             COMPENSATION
                                               ANNUAL COMPENSATION              AWARDS
                                        ----------------------------------   ------------
                                                                              NUMBER OF
                                                                 OTHER        SECURITIES
                                                                 ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION   OPTIONS/SARS   COMPENSATION
---------------------------  --------   --------   --------   ------------   ------------   ------------
Jack H. Thomas.............    1998     $309,000   $150,000      $86,851        65,000               --
  Chief Executive Officer      1997      300,000     82,500       69,128            --               --
  and President                1996      260,000     70,000       68,528            --               --

Eugene B. Johnson..........    1998     $240,000   $120,000      $52,525        59,750               --
  Executive Vice President     1997      240,000     62,000       29,535            --               --
  and Assistant Secretary      1996      182,000     56,000       31,990            --               --

John P. Duda...............    1998     $140,000   $ 49,000      $41,775        20,500               --
  President and Chief          1997      131,000     31,000       24,018            --               --
  Executive Officer--          1996      123,000     35,000       22,188            --               --
  Telecom Group

Walter E. Leach, Jr........    1998     $130,000   $ 62,942      $34,255        32,500               --
  Senior Vice President,       1997      108,000     32,400       15,598            --               --
  Chief Financial Officer      1996      100,000     27,000       13,372            --               --
  and Secretary

G. Brady Buckley...........    1998*    $125,000   $ 90,000      $     0            --               --
  CEO and President--          1997                                                 --               --
  FairPoint                    1996                                                 --               --
  Communications, Inc

------------------------

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

WARRANTS ISSUED TO MANAGEMENT

ISSUED TO                                         SHARES    DATE OF ISSUE   EXPIRATION
---------                                        --------   -------------   ----------
Jack H. Thomas.................................    37.0        6/7/96         7/16/16
Jack H. Thomas.................................    66.3        8/1/96         7/16/16
Eugene B. Johnson..............................    73.9        6/7/96         7/16/16
Eugene B. Johnson..............................   132.5        8/1/96         7/16/16
John P. Duda...................................    59.1        6/7/96         7/16/16
John P. Duda...................................   106.0        8/1/96         7/16/16
Walter E. Leach, Jr............................    53.1        6/7/96         7/16/16
Walter E. Leach, Jr............................    95.1        8/1/96         7/16/16
Daniel Bergstein/JED Communications
  Assoc., Inc..................................    73.9        6/7/96         7/16/16
Daniel Bergstein/JED Communications
  Assoc., Inc..................................   132.5        8/1/96         7/16/16
                                                  -----
    Total......................................   829.4

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1998, the number of securities underlying options at the 1998 year end and the year end value of all unexercised in-the-money options held by such individuals.

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                                                                  UNEXERCISED                  IN-THE-MONEY
                              SHARES                            OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                           ACQUIRED ON    VALUE REALIZED      FISCAL YEAR-END (#)              YEAR-END ($)
NAME                       EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                       ------------   --------------   -------------------------   ----------------------------
Jack H. Thomas...........       --              --                   14,210/0                   $706,947.50
Eugene B. Johnson........       --              --                   10,660/0                    530,335.00
Walter E. Leach, Jr......       --              --                5,688/1,422                    282,978.00
John P. Duda.............       --              --                   10,660/0                    530,335.00

------------------------

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

------------------------

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

                                                               NUMBER OF
                                                                 SHARES      PERCENT OF
                                                              BENEFICIALLY   OUTSTANDING
                                                               OWNED (1)     SHARES (1)
                                                              ------------   -----------
Executive Officers and Directors:
Daniel G. Bergstein (2).....................................    152,580.0         8.4%
Meyer Haberman (9)..........................................     95,362.5         5.3%
Jack H. Thomas (3)..........................................    111,573.5         6.1%
Eugene B. Johnson (4).......................................     55,005.0         3.0%
John P. Duda (5)............................................     16,030.0         0.8%
G. Brady Buckley............................................          0.0         0.0%
Walter E. Leach, Jr. (6)....................................     10,588.0         0.5%
Timothy W. Henry............................................        850.0        0.05%
George E. Matelich (7)......................................    697,788.4        38.5%
Frank K. Bynum, Jr. (7).....................................    697,788.4        38.5%
Reid G. Leggett (8).........................................    697,788.4        38.5%
Nelson Schwab III (8).......................................    697,788.4        38.5%
All Executive Officers and Directors as a group (10           1,838,987.0        99.0%
  stockholders).............................................

5% Stockholders:
Carousel Capital Partners, L.P. (8).........................    697,788.4        38.5%
201 North Tryon Street, Suite 2450
Charlotte, North Carolina 28202

Kelso Investment Associates V, L.P. and Kelso Equity            697,788.4        38.5%
  Partners V, L.P. (8)......................................
320 Park Avenue, 24th Floor
New York, New York 10022

------------------------

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

                                                                                         AGGREGATE
                                                             PER SHARE      NUMBER        PURCHASE
NAME OF MANAGEMENT PERSONNEL                                 PRICE(A)    OF SHARES (B)     PRICE
----------------------------                                 ---------   -------------   ----------
John P. Duda...............................................   $34.25         1,000       $ 34,250.0
Jack. H. Thomas............................................   $34.25         2,000       $ 68,500.0
Eugene B. Johnson..........................................   $34.25         4,000       $137,000.0
Walter E. Leach, Jr........................................   $34.25         2,000       $ 68,500.0
Michael J. Stein...........................................   $34.25         2,750       $ 94,187.5
Pamela D. Clark............................................   $34.25           450       $ 15,412.5
Lisa R. Hood...............................................   $34.25           150       $  5,137.5
Timothy W. Henry...........................................   $34.25           850       $ 29,112.5
Patrick R. Eudy............................................   $34.25         1,500       $ 51,375.0
Patrick L. Morse...........................................   $34.25         1,000       $ 34,250.0

------------------------

(a) The price per share has been adjusted to reflect the stock split which occurred in November, 1998.

(b) The number of shares have been adjusted to reflect the stock split which occurred in November, 1998.

                                    PART IV

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

                                          /s/ KPMG LLP

Lincoln, Nebraska
February 19, 1999

                                                                     SCHEDULE II

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               ADDITIONS
                                  BALANCE AT     ADDITIONS     CHARGED TO     DEDUCTIONS     BALANCE AT
                                 BEGINNING OF      DUE TO      COSTS AND    FROM ALLOWANCE     END OF
DESCRIPTION                          YEAR       ACQUISITIONS    EXPENSES        (NOTE)          YEAR
-----------                      ------------   ------------   ----------   --------------   ----------
                                                         (DOLLARS IN THOUSANDS)
Year ended December 31, 1998,
  allowance deducted from asset
  accounts, allowance for
  doubtful receivables               $ 49           240           303            223             369
                                     ====           ===           ===            ===             ===
Year ended December 31, 1997,
  allowance deducted from asset
  accounts, allowance for
  doubtful receivables               $ 58            --            --              9              49
                                     ====           ===           ===            ===             ===
Year ended December 31, 1996,
  allowance deducted from asset
  accounts, allowance for
  doubtful receivables               $254            --             5            201              58
                                     ====           ===           ===            ===             ===

------------------------

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

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
               /s/ DANIEL G. BERGSTEIN
     -------------------------------------------       Director                     November 15, 1999
                 Daniel G. Bergstein

     -------------------------------------------       Director                     November   , 1999
                   Meyer Haberman

                 /s/ JACK H. THOMAS                    Director, Chairman of the
     -------------------------------------------         Board of Directors, and    November 15, 1999
                   Jack H. Thomas                        Chief Executive Officer

                                                       Director, Vice Chairman of
                /s/ EUGENE B. JOHNSON                    the Board of Directors,
     -------------------------------------------         Executive Vice President   November 15, 1999
                  Eugene B. Johnson                      and Secretary

               /s/ GEORGE E. MATELICH
     -------------------------------------------       Director                     November 15, 1999
                 George E. Matelich

     -------------------------------------------       Director                     November   , 1999
                   Reid G. Leggett

     -------------------------------------------       Director                     November   , 1999
                 Nelson Schwab, III

               /s/ FRANK K. BYNUM, JR.
     -------------------------------------------       Director                     November 15, 1999
                 Frank K. Bynum, Jr.

                                                       Senior Vice Financial
               /s/ WALTER E. LEACH JR.                   Officer
     -------------------------------------------         and Secretary              November 15, 1999
                 Walter E. Leach Jr.                     (Principal Financial
                                                         Officer)

                  /s/ LISA R. HOOD
     -------------------------------------------       Controller (Principal        November 15, 1999
                    Lisa R. Hood                         Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                                         -----------                           --------
 2.1                    Stock Purchase Agreement, dated March 6, 1997 among the
                          Company, MJD Partners, L.P. Carousel Capital Partners,
                          L.P., Kelso Investment Associates V, L.P. and Kelso Equity
                          Partners, V, L.P., as amended*............................
 2.2                    Stock Purchase Agreement dated as of March 28, 1996 among
                          MJD Services Corp., Rick A. Moore, Tom D. Moore, Penta-Gen
                          Investments, Inc., and Odin Telephone Exchange, Inc.*.....
 2.3                    Agreement and Plan of Merger dated as of March 27, 1998 by and among MJD Ventures, Inc., Utilities Acquisition Corp.
                          and Utilities, Inc.*......................................
 2.4                    Agreement and Plan of Merger, dated as of August 6, 1996
                          among MJD Holdings Corp., C&E Acquisitions Corp. and
                          Chatauqua and Erie Telephone Corporation*.................
 2.5                    Stock Purchase Agreement, dated as of September 24, 1996
                          among MJD Holdings Corp., Kadoka Telephone Co., Bruce G.
                          Conlee and Virginia L. Conlee*............................
  2.6                   Stock Purchase Agreement, dated as of June 24, 1997 among
                          MJD Ventures, Inc., Gary Porter, Virginia M. Porter,
                          Renee Porter, C-R Communications, Inc., C-R Telephone
                          Company and certain stockholders*.........................
  2.7                   Agreement and Plan of Merger, dated as of September 2, 1997 among MJD Holdings Corp., Taconic Acquisition Corp. and
                          Taconic Telephone Corp.*..................................
  2.8                   Agreement and Plan of Merger, dated December 31, 1997 among
                          MJD Ventures, Inc., Ellensburg Acquisition Corp. and
                          Ellensburg Telephone Company*.............................
  2.9                   Agreement and Plan of Merger, dated as of March 12, 1998
                          among MJD Communications, Inc., Chouteau Acquisitions
                          Corp., Chouteau Telephone Company and certain shareholders of Chouteau Telephone Company*............................
  2.10                  Stock Purchase Agreement, dated as of October 16, 1998 among
                          MJD Services Corp., Carla J. Brownlee and Ravenswood
                          Communications, Inc. .....................................
  3.1                   Amended and Restated Certificate of Incorporation of the
                          Company*..................................................
  3.2                   Amended and Restated By-Laws of the Company*................
  4.1                   Indenture, dated as of May 5, 1998, between the Company and
                          United States Trust Company of New York, as trustee,
                          relating to the Company's $125,000,000 9 1/2% Senior
                          Subordinated Notes due 2008 and $75,000,000 Floating Rate
                          Callable Securities due 2008*.............................
  4.2                   Form of Initial Fixed Rate Security*........................
  4.3                   Form of Initial Floating Rate Security*.....................
  4.4                   Form of Exchange Fixed Rate Security*.......................
  4.5                   Form of Exchange Floating Rate Security*....................
  4.6                   Form of Purchase Agreement dated as of April 30, 1998
                          between the Company and the Initial Purchasers named
                          therein*..................................................
  4.7                   Registration Agreement dated as of April 30, 1998 between
                          the Company and the Initial Purchasers named therein*.....
 10.1                   Credit Agreement dated as of March 30, 1998 among the
                          Company, various lending institutions, NationsBanc of
                          Texas, N.A. and Bankers Trust Company.....................
 10.2                   Form of B Term Note*........................................
 10.3                   Form of C Term Note--Floating Rate*.........................
 10.4                   Form of C Term Note--Fixed Rate*............................
 10.5                   Form of RF Note*............................................
 10.6                   Form of AF Note*............................................
 10.7                   Subsidiary Guarantee, dated as of March 30, 1998, by MJD
                          Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                          Enterprises, Ltd. for the benefit of Bankers Trust
                          Company*..................................................

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                                         -----------                           --------
 10.8                   Pledge Agreement, dated as of March 30, 1998 among MJD
                          Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                          Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                          Communications, Inc., as pledgors, and Bankers Trust
                          Company, as collateral agent and pledgee*.................
 10.9                   Capital Contribution Agreement, dated as of March 27, 1998 among Kelso Investment Associates V, L.P., Kelso Equity
                          Partners V, L.P., Carousel Capital Partners, L.P., MJD
                          Communications, Inc. and Bankers Trust Company*...........
 10.10                  Stockholder's Agreement, dated as of July 31, 1997 among
                          Kelso Investment Associates V, L.P., Kelso Equity Partners
                          V, L.P., Carousel Capital Partners V, L.P., the Company
                          and MJD Partners, L.P.*...................................
 10.11                  Registration Rights Agreement, dated as of July 31, 1997
                          among Kelso Investment Associates V, L.P., Kelso Equity
                          Partners, L.P., the Company and MJD Partners, L.P.*.......
 10.12                  Financial Advisory Agreements, dated as of July 31, 1997
                          among the Company, MJD Holdings Corp. and affiliates of
                          each of Kelso Investment Associates V, L.P., Kelso Equity
                          Partners, L.P. and Carousel Capital Partners, L.P.*.......
 10.13                  Share Exchange Agreement, dated as of July 31, 1997 between the Company and MJD Partners, L.P.*.......................
 10.14                  Contribution Agreement, dated as of July 31, 1997 between
                          Meyer Haberman, Jack H. Thomas, Eugene B. Johnson and
                          Bugger Associates, Inc. and MJD Partners, L.P.*...........
 10.15                  Contribution Agreement, dated as of July 31, 1997 between
                          MJD Partners, L.P. and the Company*.......................
 10.16                  Amended and Restated Class A Voting Common Stock Purchase
                          Warrants of the Company*..................................
 10.17                  Consulting Agreement, dated as of July 31, 1997 between MJD
                          Partners, Inc. and Bugger Associates, Inc.*...............
 10.18                  Severance Agreement, dated as of July 31, 1997 between ST
                          Enterprises, LTD and John P. Duda*........................
 10.19                  Severance Agreement, dated as of July 31, 1997 among the
                          Company, MJD Partners, Inc. and Eugene B. Johnson*........
 10.20                  Severance Agreement, dated as of July 31, 1997 between the
                          Company and Walter E. Leach, Jr.*.........................
 10.21                  Severance Agreement, dated as of July 31, 1997 among the
                          Company, MJD Partners, Inc. and Jack H. Thomas*...........
 10.22                  Amendment to Credit Agreement dated as of July 30, 1998,
                          among the Company, various lending institutions,
                          NationsBanc of Texas, N.A. and Bankers Trust Company*.....
 10.23                  Form of Purchase Agreement and Subordination Agreement
                          between Bankers Trust Company and the Company*............
 12                     Ratio of Earnings to fixed charges calculation (filed
                          herewith).................................................
 21                     Subsidiaries of the Company.................................
 23.6                   Consent of KPMG Peat Marwick................................
 27                     Financial Data Schedule.....................................

------------------------

*   Previously filed.