Form 10-Q/A
period 1999-06-30
MJD COMMUNICATIONS INC
filed 1999-11-15
CIK 1062613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3

            Condensed Consolidated Balance Sheets as of June 30, 1999
            and December 31, 1998.....................................      3

            Condensed Consolidated Statements of Operations for the
            three months and six months ended June 30, 1999 and
            1998......................................................      4

            Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1999 and 1998...................      5

            Notes to Condensed Consolidated Financial Statements......      6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................      8

Item 3a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................     16

Item 5.   Other Information...........................................     16

Item 6.   Exhibits and Reports on Form 8-K............................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                                        ASSESTS
Current assets:
  Cash and cash equivalents.................................    $ 10,017        13,241
  Accounts receivable and other.............................      25,370        22,395
                                                                --------       -------
Total current assets........................................      35,387        35,636
                                                                --------       -------
Property, plant, and equipment, net.........................     147,170       142,321
                                                                --------       -------
Other assets:
  Investments...............................................      33,589        37,894
  Goodwill, net of accumulated amortization.................     214,915       203,867
  Deferred charges and other assets.........................      21,151        21,173
                                                                --------       -------
Total other assets..........................................     269,655       262,934
                                                                --------       -------
Total assets................................................    $452,212       440,891
                                                                ========       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  9,115        10,153
  Current portion of long-term debt and other...............       4,955         4,383
  Demand notes payable......................................         752           754
  Accrued interest payable..................................       4,033         3,947
  Other accrued liabilities.................................       3,971         6,842
                                                                --------       -------
Total current liabilities...................................      22,826        26,079
                                                                --------       -------
Long-term liabilities:
  Long-term debt, net of current portion....................     380,165       364,610
  Put warrant obligation....................................       4,948         4,169
  Deferred credits and other long-term liabilities..........      35,583        32,712
                                                                --------       -------
Total long-term liabilities.................................     420,696       401,491
                                                                --------       -------
Minority interest...........................................         503           435
                                                                --------       -------
Common stock subject to put option..........................       3,000         3,000
                                                                --------       -------
Stockholders' equity:
  Common stock..............................................          17            17
  Additional paid-in capital................................      45,835        45,735
  Retained deficit..........................................     (40,665)      (35,866)
                                                                --------       -------
Total stockholders' equity..................................       5,187         9,886
                                                                --------       -------
Total liabilities and stockholders' equity..................    $452,212       440,891
                                                                ========       =======

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     JUNE 30,               JUNE 30,
                                                              ----------------------   -------------------
                                                                1999          1998       1999       1998
                                                              --------      --------   --------   --------
                                                                         (DOLLARS IN THOUSANDS)
Operating revenues:
  Switched services.....................................      $26,543        17,832     51,698     29,485
  Resold services.......................................        4,446         1,885      7,929      3,148
  Other.................................................        4,507         3,362      8,697      5,001
                                                              -------        ------    -------     ------
Total operating revenues................................       35,496        23,079     68,324     37,634
                                                              -------        ------    -------     ------
Operating expenses:
  Plant operations......................................        4,911         3,322      9,556      5,731
  Corporate and customer service........................       12,394         6,039     21,882      9,632
  Depreciation and amortization.........................        7,782         4,668     14,964      7,300
  Cost of services resold...............................        3,939         1,350      6,719      2,372
  Other.................................................        2,392         2,197      4,753      3,057
                                                              -------        ------    -------     ------
Total operating expenses................................       31,418        17,576     57,874     28,092
                                                              -------        ------    -------     ------
Income from operations..................................        4,078         5,503     10,450      9,542
                                                              -------        ------    -------     ------
Other income (expense):
  Net gain on sale of investments.......................           20           383        226        390
  Interest income.......................................          115            90        280        127
  Dividend income.......................................          187            16        592         45
  Interest expense......................................       (9,565)       (6,847)   (18,899)    (9,707)
  Other, net............................................          933           201      1,073        198
                                                              -------        ------    -------     ------
Total other expense.....................................       (8,310)       (6,157)   (16,728)    (8,947)
                                                              -------        ------    -------     ------
Earnings (loss) before income taxes and extraordinary
  item..................................................       (4,232)         (654)    (6,278)       595
Income tax (expense) benefit............................        1,287           226      1,518       (389)
                                                              -------        ------    -------     ------
Earnings (loss) before extraordinary item...............       (2,945)         (428)    (4,760)       206
Extraordinary item net of tax...........................           --            --         --     (2,521)
                                                              -------        ------    -------     ------
Loss before minority interest...........................       (2,945)         (428)    (4,760)    (2,315)
Minority interest in income of subsidiaries.............          (13)          (12)       (39)       (37)
                                                              -------        ------    -------     ------
Net loss................................................      $(2,958)         (440)    (4,799)    (2,352)
                                                              =======        ======    =======     ======

     See accompanying notes to condensed consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $ (4,799)      (2,352)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................     15,936        7,635
  Other non cash income.....................................     (2,686)        (633)
  Loss on early retirement of debt..........................         --        2,897
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.....................................     (1,286)      (4,351)
    Accounts payable and accrued expenses...................       (924)       5,568
    Minority interest.......................................         39           --
    Income taxes recoverable................................       (698)      (1,439)
                                                               --------     --------
  Total adjustments.........................................     10,381        9,677
                                                               --------     --------
  Net cash provided by operating activities.................      5,582        7,325
                                                               --------     --------
Cash flows from investing activities:
  Net capital additions.....................................     (8,195)      (3,285)
  Acquisitions of telephone properties......................    (22,932)    (171,265)
  Other, net................................................      7,824          227
                                                               --------     --------
  Net cash used in investing activities.....................    (23,303)    (174,323)
                                                               --------     --------
Cash flows from financing activities:
  Loan origination costs....................................         (2)     (15,871)
  Proceeds from issuance of long-term debt..................     24,279      451,000
  Repayment of long-term debt...............................     (9,877)    (292,591)
  Net proceeds from the issuance of common stock............         --       31,838
  Repurchase of preferred stock and warrants................         --         (130)
  Other, net................................................         97          (25)
                                                               --------     --------
  Net cash provided by financing activities.................     14,497      174,221
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........     (3,224)       7,223
Cash and cash equivalents, beginning of period..............     13,241        6,822
                                                               --------     --------
Cash and cash equivalents, end of period....................   $ 10,017       14,045
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

    These acquisitions have been accounted for as purchases and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements since the dates of acquisition. Not all purchase price allocations have been finalized because the Company has not been able to obtain all of the data required to complete the allocations for recently acquired businesses. Goodwill recognized in connection with these acquisitions was approximately $11.5 million and will be amortized over an estimated useful life of 40 years.

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

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1999 and 1998 occurred on January 1, 1998. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                   PRO FORMA
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Revenues....................................................  $69,782     63,175
Net loss....................................................   (5,615)    (5,280)

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                                 ILEC         CLEC
                                                              OPERATIONS   OPERATIONS    TOTAL
                                                              ----------   ----------   --------
                                                                         (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
Six months ended June 30, 1999:
  Revenue from external customers...........................    $63,775       4,549      68,324
  Intersegment revenues.....................................         --         593         593
  EBITDA....................................................     34,067      (6,521)     27,546

    A reconciliation of reportable segment amounts to the Company's consolidated balances for the six months ended June 30, 1999 is as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
                                                              -----------
EBITDA to net loss:
  EBITDA....................................................    $27,546
  Other components of EBITDA
    Depreciation and amortization...........................    (14,964)
    Interest expense........................................    (18,899)
    Income tax benefit......................................      1,518
                                                                -------
      Net loss..............................................    $(4,799)
                                                                =======

    Comparative amounts for the six months ended June 30, 1998 are not presented because the CLEC's results of operations were not material.

(4) STOCK OPTIONS

    In June 1999, the Company granted 10,700 options to purchase shares of its common stock under its Stock Option Plan at an exercise price of $34.25 per share. In June 1999, FairPoint granted 50,000 options to purchase shares of its common stock under the FairPoint Communications Corp. Stock Incentive Plan (the "FairPoint Plan"). All 905,500 options to purchase shares of common stock of FairPoint granted under the FairPoint Plan are exercisable at an exercise price of $0.50 per share, which is the estimated value of FairPoint's common stock. The FairPoint options have a term of ten years.

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

    REVENUES:  The Company's switched revenues are derived primarily from:
(i) the provision of basic local telephone service revenues; and (ii) the provision of network access to inter-exchange carriers ("IXCs") for origination and termination of interstate and intrastate long distance telephone calls. Resold services revenues includes long distance resale revenue, FairPoint's revenue and other resold services revenues. Other revenues include ancillary service revenues such as billing and collection, long distance resale, enhanced services, Internet and other such ancillary services and FairPoint's revenues.

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

    Resold services revenues increased $2.5 million to $4.4 million in 1999 from $1.9 million in 1998 for the three months ended June 30. Revenue contributed by the 1999 acquisitions and the acquisitions completed after the first quarter of 1998 provided $0.4 million. For the RLECs owned and operated for the comparable period, revenues increased $0.1 million. Long distance service resold contributed $0.1 million. FairPoint reported $2.0 million in revenues for the three month period compared to $0.1 million from the prior year period ended June 30, 1998.

    Other revenues increased $1.1 million to $4.5 million in 1999 from $3.4 million in 1998 for the three months ended June 30. Revenue contributed by the 1999 acquisitions and the acquisitions completed after the first quarter of 1998 provided $1.2 million. For the RLECs owned and operated for the comparable period, revenues decreased $0.1 million.

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

    Resold services revenues increased $4.8 million to $7.9 million in 1999 from $3.1 million in 1998 for the six months ended June 30. Revenue contributed by the 1999 acquisitions and the acquisitions completed after the first quarter of 1998 provided $1.2 million. Long distance services resold contributed $0.5 million. FairPoint reported $3.2 million in revenues for the six month period compared to $0.1 million from the prior year period ended June 30, 1998.

    Other revenues increased $3.7 million to $8.7 million in 1999 from $5.0 million in 1998 for the six months ended June 30. Revenue contributed by the 1999 acquisitions and the acquisitions completed after the first quarter of 1998 provided $4.2 million. For the RLECs owned and operated for the comparable period, revenues decreased $0.5 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
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

Dated: November 15, 1999