Form 10-K405
period 1999-12-31
MJD COMMUNICATIONS INC
filed 2000-03-30
CIK 1062613

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2000, the registrant had outstanding 11,522,508 shares of Class A Common Stock, 12,543,728 shares of Class B Common Stock and 4,269,440 shares of Class C Common Stock. None of the shares of Class A Common Stock or Class B Common Stock was held by non-affiliates. All of the shares of Class C Common Stock were held by non-affiliates and the Company estimates the market value of such shares as of March 15, 2000 was approximately $56 million.

              MJD COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        ITEM                                                                            PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
                        Index.......................................................      2

                                            PART I
1.                      Business....................................................      3
2.                      Properties..................................................      9
3.                      Legal Proceedings...........................................      9
4.                      Submission of Matters to a Vote of Security Holders.........      9

                                           PART II
5.                      Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     10
6.                      Selected Financial Data.....................................     10
7.                      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     12
7A.                     Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     20
8.                      Financial Statements and Supplementary Data.................     22
9.                      Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     56

                                           PART III
10.                     Directors and Executive Officers of the Registrant..........     56
11.                     Executive Compensation......................................     58
12.                     Security Ownership and Beneficial Management................     62
13.                     Certain Relationships and Related Transactions..............     63

                                           PART IV
14.                     Exhibits, Financial Statement Schedules, and Reports on Form
                        8K..........................................................     66
                        Independent Auditors Report and Schedule....................     66
                        Signatures..................................................    S-2
                        Exhibit Index

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

    MJD Communications, Inc. ("MJD" or the "Company") is a rapidly growing facilities-based integrated communications provider ("ICP") offering a suite of bundled voice and data products to small to medium-sized business subscribers in ex-urban markets (generally markets with populations of less than 100,000) and predominantly residential subscribers in its rural markets. The Company is seeking to position itself as a leading single source provider of voice services, including local services, intra and inter-state access services, long distance services and other voice communications services and data product offerings, such as Internet access and digital subscriber line ("DSL") services, to meet the growing demand for broadband services. The Company is continually evaluating new product offerings, particularly with an emphasis on emerging data services such as IP Centrex, managed services, e-commerce hosting, application hosting and community portals. MJD believes it is executing a capital efficient ICP business strategy by leveraging the switching infrastructure at its acquired rural local exchange carriers ("RLEC") to edge out into new markets in proximity to areas served by its RLECs. As of December 31, 1999, the Company was providing service to over 190,000 access lines located in thirteen states throughout the United States.

    The Company was formed in 1991 to seek consolidation opportunities in the RLEC market. The Company's senior management team has demonstrated its ability to successfully acquire, integrate and operate RLECs and to expand its business through its ICP business strategy. A key component of the Company's ICP business strategy is to edge out into tier four and select tier three markets that are within a 200 mile radius of areas served by its RLECs. MJD intends to seek and acquire strategically located RLECs that will enable the Company to be an early entrant in its target markets. By leveraging its existing RLEC switching infrastructure, the Company believes it is deploying a highly capital efficient network infrastructure that will support present and future broadband data and voice services.

    The Company launched its ICP business strategy in April 1998 thorough its wholly-owned competitive local exchange carrier ("CLEC") subisidiary, FairPoint Communications Corp. ("FairPoint"), and as of December 31, 1998, served approximately 10,000 access lines in 10 markets. As of March 1, 2000, FairPoint had entered an additional 121 markets, increasing the total number of markets served to 131. As of March 1, 2000, FairPoint had provisioned an additional 41,000 access lines resulting in a total of approximately 51,000 access lines located in the Northeast and Pacific Northwest region of the United States. The Company intends to serve over 220 markets by December 31, 2000, including markets in the Southeast and Southwestern regions and to increase the number of access lines served by FairPoint to approximately 140,000 access lines. Since 1993, the Company has acquired 24 RLECs located in twelve states and as of December 31, 1999, served over 150,000 access lines. The Company has announced two pending acquisitions strategically located in the southeastern United States that will increase the number of RLEC access lines served to approximately 210,000. The Company believes these two strategic RLEC acquisitions and future RLEC acquisitions will facilitate continued ICP growth.

    The Company believes it has identified a market opportunity in under-served markets in tier four and select tier three tier markets. There are approximately 930 of these markets representing approximately 7.7 million business lines and telecommunications spending of approximately $11.1 billion. By leveraging its RLEC platform and entering these largely under-served markets, the Company believes it can successfully compete against the incumbent local exchange carrier ("ILEC") for voice services and continually evolve its ICP strategy to drive additional market penetration and revenues. The Company's ICP business strategy is to enter new markets on either an unbundled network element platform ("UNE-P") or resale basis. Once the Company has achieved sufficient market share to justify the required capital investment, the Company will migrate its customers to its own facilities-based services ("on-switch") by co-locating in the ILEC's central office. This capital efficient strategy, together with the Company's ability to leverage the RLEC switching infrastructure, allows the Company to enter new markets and, following the co-location process, to efficiently route its customer traffic back through its RLEC network and host switching facility.

As of March 1, 2000, the Company had completed co-locations in 12 markets and expects to complete approximately additional 120 co-locations by December 31, 2000. The Company's co-located facilities include installation of both data and voice network equipment. The Company's central office host remote sites have advanced digital switches which allow the Company to provide advanced voice and data services. Currently, the Company has deployed DSL technology in 15 of its central offices. The Company is designing and expects to deploy an advanced packet switching network and pursue voice over Internet protocol/voice telephony over asynchronous transfer mode ("VOIP/VTOA") architecture to augment its RLEC switching platform.

    After giving effect to the conversion of the Company's Class B Common Stock and Series D Preferred Stock (which will occur automatically upon the receipt of all required regulatory approvals, the ("Conversion") as described herein, senior management of the Company owned approximately 22.6% of the Class A Common Stock of the Company on a fully diluted basis as of March 15, 2000.

RECENT DEVELOPMENTS

    The Company has entered into a Stock Purchase Agreement dated as of December 23, 1999 to acquire TPG Communications, Inc. for approximately $210.0 million. This company serves approximately 52,000 access lines located primarily in the Florida panhandle region. The Company also has entered into a Stock Purchase Agreement dated as of December 10, 1999, with Peoples Mutual Telephone Company and certain other parties to acquire an RLEC for approximately $35.0 million. This company serves approximately 7,600 access lines in Central Virginia. These acquisitions (the "Pending Acquisitions") are expected to close during the second quarter of 2000 and represent platforms which the Company will use to expand its CLEC activities into the Southeast.

    In January 2000, the Company completed an equity financing and recapitalization (the "Equity Financing") pursuant to which (i) investment partnerships and other parties affiliated with or related to Thomas H. Lee Equity Fund IV, L.P. (collectively "THL"), investment partnerships affiliated with Kelso & Company ("Kelso" and collectively with THL, the "Equity Investors"), certain other institutional investors and members of management acquired equity interests in the Company, and (ii) Carousel Capital Partners, L.P. ("Carousel") sold all of its equity interests in the Company. The net cash proceeds of approximately $159.3 million to the Company from the Equity Financing have been and are expected to be used to repay certain amounts outstanding under the Company's revolving credit facilities and to fund the Company's Pending Acquisitions and its CLEC strategy. After giving effect to the Conversion, THL and Kelso owned, as of March 15, 2000, approximately 37.8% and 32.1%, respectively, of the Class A Common Stock on a fully diluted basis. The Equity Investors have invested an aggregate of approximately $375.5 million of equity capital in MJD. The Company believes it benefits from the Equity Investors' financial and management expertise and financial support.

INDUSTRY OVERVIEW

    The Telecommunications industry is experiencing rapid growth driven by deregulation and new technologies facilitating an increase in the number and functionality of voice, data and broadband product offerings.

    The emergence of CLECs has been promoted by Congress through the Telecommunications Act of 1996, as amended (the "Telecommunications Act"), and furthered by federal and state regulatory policies. The Telecommunications Act and subsequent regulatory policy have provided CLECs with access to the ILEC's infrastructure and, most importantly, an ability to reach the end user. Legislation and regulatory policy, technological advances and increased demand for broadband product offerings and bundled services have been the primary drivers behind the growth of the CLEC sector.

    The ILEC industry is recognized by the Federal Communications Commission ("FCC") as consisting of a few large non-rural carriers such as the regional bell operating companies ("RBOCs") and rural carriers that are generally small independently owned companies or RLECs.

    COMPETITIVE LOCAL EXCHANGE CARRIER INDUSTRY. The Telecommunications Act enabled the creation Local market or long-distance of the CLEC industry by facilitating competition in the local exchange for the end user's communications business. It is estimated that the total U.S. communications market approximates $240 billion, annually. Currently, industry analysts estimate that CLECs have less than a five percent of that market share.

    RURAL TELEPHONE INDUSTRY. The FCC estimates that RLECs serve approximately eight percent of the nation's access lines and 38% of the US land area. The average population density for areas served by RLECs is 13 persons per square mile, compared to 105 persons per square mile for non-rural carriers. RLECs serve approximately 19 access lines per square mile while non-rural carriers serve 128 access lines per square mile.

    According to United States Telecom Association data, there are approximately 1,200 independent telephone companies in the U.S., each of which serves less than 25,000 access lines. Generally, these small, privately held telephone companies operate in sparsely populated rural areas where competition from other providers (wireline or wireless) is limited because of the generally unfavorable economics of constructing and operating such competitive systems in rural areas. The Company believes that many of these RLEC owners are increasingly interested in selling their businesses as the growing technical, administrative and regulatory complexities of the local telephone business challenge their existing management capabilities. Also, certain large telephone companies are selling many of their small rural exchanges to focus their attention on their major metropolitan operations, which generate the greatest percentage of their consolidated revenue and which are increasingly threatened by competition. The Company believes the large companies will not continue to invest time and capital in their rural operations, which represent a relatively insignificant portion of their consolidated operations. Under these circumstances, the Company believes that it will continue to have opportunities to acquire RLECs and rural telephone operations currently owned by the large telephone companies which will allow the Company to accelerate the growth of the CLEC business.

SERVICES

    The Company is continually investing in its telecommunications network to ensure that it is and will be capable of meeting the growing demand for advanced voice and data communications services from its customers. These investments include deployment of technology that maintains the traditional suite of products, but also provides for broadband services by transitioning from a circuit-switched to a packet-switched network. The Company believes it is able to efficiently and reliably provide all of the telecommunications services required by its customers, thereby enhancing the Company's ability to build upon its recognized local brand identity within each of its markets.

    The Company offers a bundled approach to its voice and data product offerings.

    Voice services include basic local service, intrastate and interstate access, Centrex, enhanced calling features, long distance and other services such as dedicated or private line, cable television services and wireless telephony. Data products include full service Internet, dial up Internet access, DSL or high-speed data connectivity services, frame relay/ATM and web hosting. DSL is a technology enabling high-speed data access across existing telephone lines.

    The Company is continually evaluating new product offerings and is currently developing IP Centrex, managed services, e-commerce hosting, application hosting and community portals.

GENERATION OF REVENUE

    The Company generates revenue primarily through: (i) the provision of local telephone service to small to medium sized business and residential subscribers that include: dial tone, ISDN, Centrex, private lines, and switched data services; (ii) the provision of data services which include Internet access, DSL (which provides high-speed connection to the Internet or other broadband services over existing copper lines while simultaneously providing for traditional voice dial up service.) and frame relay/asynchronous transfer mode network; (iii) the provision of network access to IXCs for origination and termination of interstate and intrastate long distance calls;
(iv) in the case of the RLECs, Universal Service Support Fund payments that supplement the RLECs high-cost of providing basic local service; and (v) the provision of ancillary services such as billing and collection, long distance resale, enhanced services, wireless services, cable television services, and customer premises equipment sales.

SALES AND MARKETING

    The Company's marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. The Company's objective is to differentiate itself from its competitors by providing superior product and customer support services in its markets.

    The Company had 565 employees engaged in sales, marketing and customer service at December 31, 1999. The Company targets business, government, and institutional customers in tier four and select tier three markets and to its predominantly residential RLEC customers by offering complete voice and data solutions to meet its customers' communications needs.

COMPETITION

    The Company believes that the Telecommunications Act and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of telecommunications services.

    The Company is pursuing the opportunity to be the preferred telecommunications provider of choice in the markets in which the Company operates. The Company is executing a "first to market" strategy in ex-urban or fourth and select third tier markets in proximity to the Company's RLEC markets. The Company believes its targeted ex-urban markets will support only one or two competitors in addition to the ILEC and, as a result, believes it is important to be an early entrant in each of its markets. The Company has successfully attracted and retained its customers through high quality customer service and comprehensive voice and data product offerings. The Company believes that its success-based, capital efficient business plan will provide a competitive advantage in its markets.

    The Company intends to pursue the acquisition of RLECs that are strategically located and accelerate the capital efficient expansion of its ICP business. The Company expects that there will be increased competition for suitable acquisition candidates from other competitors engaged in the acquisition of RLECs. There are approximately 1,200 small independent companies, many of which may be suitable acquisition candidates. However, a continuing trend toward business combinations and alliances in the telecommunications industry may increase competition for such acquisition candidates.

NETWORK FACILITIES

    The Company is designing and expects to deploy an advanced packet switching network and to pursue VOIP/VTOA (voice over Internet protocol/voice telephony over ATM) architecture to augment the RLEC host switches. The Company believes this packet switched architecture will allow it to efficiently deliver integrated voice and data services to its customers at a lower cost than traditional circuit switched architecture. The Company expects to continue to leverage use of the RLEC switches and technical personnel as it deploys its network. The Company expects to continue co-locating remote switching facilities in the incumbent RBOC central office with the traffic then transported to the existing RLEC host switch. In some cases, the Company will build stand-alone switches in markets where transport costs back to the RLECs are unusually high, but in most cases the current host-remote network structure is utilized. DSL-enabled integrated access technology is being deployed in all central office co-locations to minimize the last-mile local loop expense, as well as to provide significant broadband capacity to the Company's customers. The Company assembles a long-haul network at low cost through dark fiber purchases, UNE leases, selected builds and strategic partnerships. This provides lower-cost transport for the host-remote links, lower the cost of long distance transport and enable the company to continue the growth of its long distance wholesale operation.

    As of December 31, 1999, (i) the Company's RLEC franchise areas included 108 exchanges serving approximately 150,000 access lines that were located across approximately 13,100 square miles and (ii) the Company maintained over 14,700 miles of copper plant and 1,200 miles of fiber optic plant that interconnect the Company's remote central offices with IXCs serving the Company's subscribers. Upon completion of the Pending Acquisitions, the Company's RLECs franchise area will include 131 exchanges serving approximately 210,000 access lines. The Company's central office host and remote sites have advanced digital switches manufactured by Nortel or Siemens and current generic software which allows the Company to provide advanced calling features, products and services to its subscribers. The outside plant consists of transport and distribution delivery networks connecting the Company's host central office with remote central offices and ultimately with the Company's customers. Fiber optic technology is being deployed throughout the Company's network and is the primary transport technology between the Company's host and remote central offices and interconnection points with the RBOCs, GTE, long distance carriers and other RLECs. Where topography and geography permit, cable is generally buried, reducing the risk of service interruption from adverse weather.

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

    The Company has integrated numerous elements of its network to offer a variety of services and applications that meet increasingly sophisticated rural communications customers. These network elements include SS7 signaling networks, voice-messaging platforms, DSL capability , and numerous customer located key and PBX systems. As the telecommunications industry is subject to rapid and significant changes in technology, customer demand and competitive pressures, the Company endeavors to introduce additional elements of functionality to its network, including frame relay and ATM switches, local number portability, AIN services, and VOIP opportunities.

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

EMPLOYEES

    As of December 31, 1999, the Company employed a total of 947 full-time employees of which 83 employees are represented by unions. The Company has collective bargaining agreements with (i) Local 23-26 of the International Brotherhood of Electrical Workers (AFL-CIO) 107 covering 7 employees employed by its Northland Telephone Company of Vermont subsidiary; (ii) Local 1115 of the Communications Workers of America, covering 15 employees employed by its subsidiary, Chautauqua & Erie Telephone Corp., in New York; and (iii) Local 166 of the International Brotherhood Electrical Workers (AFL-CIO), covering 61 employees employed by its Taconic Telephone Corp. subsidiary in New York. The contracts expire in February 2002, January 2003 and March 2000, respectively. The Company is currently in final negotiation on the renewal of the March 2000 contract. The Company cannot predict whether agreement will be reached with the union on such contract.

    The Company believes the state of its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company either leases or owns its administrative offices and generally owns its maintenance facilities, rolling stock, co-location equipment, central office and remote switching platforms and outside plant. Administrative and maintenance facilities are generally located in or near community centers. Co-location equipment is located in leased space in the incumbent local exchange carrier's central office. Central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities (outside plant) include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the IXCs. These facilities are located on land pursuant to permits, easements or other agreements. Rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

ITEM 3. LEGAL PROCEEDINGS

    The Company currently and from time to time is involved in litigation and regulatory proceedings incidental to the conduct of its business, but the Company is not a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of MJD during the fourth quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

    There is no established public market for the common equity of the Company. Substantially all of the Company's outstanding common equity securities are owned by Kelso, certain institutional investors and the Company's executive officers and directors. THL owns all of the Company's outstanding preferred equity.

    There were 5,359,860 options to purchase shares of Class A Common Stock outstanding as of March 15, 2000, of which 592,460 were fully vested. Upon receipt of all required regulatory approvals, all of the outstanding shares of Class B Common Stock and Series D Preferred Stock will be automatically converted into an equal number of shares of Class A Common Stock.

    There are no shares of common stock that could be sold pursuant to Rule 144 under the Securities Act or, other than pursuant to the Registration Rights Agreement (as defined herein), that MJD has agreed to register under the Securities Act for sale by the security holders.

    There are no shares that are being, or have been publicly proposed to be, publicly offered by MJD in which such offering could have a material effect on the market price of MJD's common equity.

    The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly held debt as well as restrictive covenants in the Company's bank lending arrangement. The Company has never paid cash dividends on its equity securities and currently has no intention of paying cash dividends on its equity securities for the foreseeable future.

    On January 20, 2000, the Company declared a stock split in the form of a stock dividend of 19 shares for each share of capital stock held of record as of January 31, 2000 (the "Stock Split"). All share numbers and purchase price amounts disclosed herein have been adjusted to give effect to this stock dividend.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of MJD Communications, Inc. and its subsidiaries, which have been audited by KPMG LLP, independent certified public accountants. Dollar amounts are presented in thousands.

                                                                     ACTUAL
                                              -----------------------------------------------------
                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1999       1998        1997       1996       1995
                                              --------   ---------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Operating revenues:
  Switched services.........................  $108,430   $  72,124   $39,257    $27,973    $22,763
  Resold services...........................    22,323       7,803     4,531        100         --
  Other.....................................    16,786      12,080     3,975      2,283      1,986
                                              --------   ---------   -------    -------    -------
Total operating revenues....................   147,539      92,007    47,763     30,356     24,749
                                              --------   ---------   -------    -------    -------
Operating expenses:
  Plant operations..........................    21,088      14,293     6,857      4,181      3,746
  Corporate and customer service............    54,901      27,635    12,483      7,577      6,433
  Depreciation and amortization.............    31,632      20,089     8,777      6,644      5,757
  Cost of services resold...................    19,190       6,163     4,791         97         --
  Other.....................................     9,028       7,265     2,416      1,658      1,407
                                              --------   ---------   -------    -------    -------

                                                                     ACTUAL
                                              -----------------------------------------------------
                                                             YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------
                                                1999       1998        1997       1996       1995
                                              --------   ---------   --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Total operating expenses....................   135,839      75,445    35,324     20,157     17,343
                                              --------   ---------   -------    -------    -------
Income from operations......................    11,700      16,562    12,439     10,198      7,406
                                              --------   ---------   -------    -------    -------
Other income (expense):
  Net gain (loss) on sale of investments and
    other assets............................       512         651       (19)        (3)       (30)
  Interest income...........................       446         442       212        180        225
  Dividend income...........................     1,452       1,119     1,182        667        664
  Interest expense..........................   (51,185)    (27,170)   (9,293)    (9,605)    (7,267)
  Other, net................................     2,520         885       140        (15)        33
                                              --------   ---------   -------    -------    -------
Total other expense.........................   (46,255)    (24,073)   (7,778)    (8,776)    (6,375)
                                              --------   ---------   -------    -------    -------
Earnings (loss) before income taxes and
  extraordinary item........................   (34,555)     (7,511)    4,661      1,423      1,031
Income tax (expense) benefit................     5,615       2,112    (1,876)    (1,462)      (547)
                                              --------   ---------   -------    -------    -------
Earnings (loss) before extraordinary item
  and minority interest.....................   (28,940)     (5,399)    2,785        (39)       484
Extraordinary item..........................        --      (2,521)   (3,611)        --         --
                                              --------   ---------   -------    -------    -------
Earnings (loss) before minority interest....   (28,940)     (7,920)     (826)       (39)       484
Minority interest in income of
  subsidiaries..............................      (100)        (80)      (62)       (33)        (6)
                                              --------   ---------   -------    -------    -------
Net earnings (loss).........................  $(29,040)     (8,000)     (888)       (72)       478
                                              ========   =========   =======    =======    =======

BALANCE SHEET DATA:
Cash and cash equivalents...................  $  9,923   $  13,241   $ 6,822    $ 4,253    $ 3,672
Working capital.............................    13,880      10,778       108        596      1,026
Property, plant and equipment, net..........   178,296     142,321    61,207     41,615     37,048
Total assets................................   516,255     442,112   144,613     97,020     79,218
Long-term debt, net of current portion......   458,529     364,610   131,912     73,958     64,180
Redeemable preferred stock..................        --          --       130     10,689      6,701
Total stockholders' equity (deficit)........   (11,581)      9,886   (10,939)    (2,142)       103

OTHER FINANCIAL DATA:
Adjusted EBITDA(1)..........................  $ 48,162   $  39,668   $22,669    $17,639    $14,050
Capital expenditures........................    43,509      12,433     8,262      8,439      4,439
Ratio of earnings to fixed charges(2) (3)...        --          --      1.5x       1.1x       1.1x

SUMMARY CASH FLOW DATA:
Net cash provided by operating activities...  $  7,704   $  14,867   $ 9,839    $ 9,772    $ 6,039
Net cash provided by (used in) investing
  activities................................   (76,610)   (225,522)  (38,967)   (19,790)    (4,481)
Net cash provided by (used in) financing
  activities................................    65,588     217,074    31,697     10,599     (2,903)

OPERATING DATA:
Access lines in service.....................   190,722     136,374    48,731     34,017     28,737

------------------------

(1) Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and extraordinary items. Adjusted EBITDA is presented because management believes it provides useful information regarding the Company's ability to incur and/or service debt. Management expects that investors may use this data to analyze and compare other telecommunications companies with the Company in terms of operating performance, leverage and liquidity. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or for cash flow as a measure of liquidity. The definition of EBITDA in the indenture governing the Notes (as defined herein) (the "Indenture") is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which the Company may incur. Adjusted EBITDA presented herein differs from the definition of EBITDA in the Indenture, which excludes from the calculation of EBITDA (i) net income of Unrestricted Subsidiaries (as defined in the Indenture) unless such net income is actually dividended to the Company or a Restricted Subsidiary (as defined in the Indenture) and (ii) net income of any Restricted Subsidiary to the extent there is any restriction on the ability of such Restricted Subsidiary to pay dividends to the Company (except that the Company's equity in the net income of any such Restricted Subsidiary is included to the extent of dividends actually received by the Company from such Restricted Subsidiary). The definition of EBITDA in the Indenture is a component of the term "Pro Forma EBITDA" in the Indenture, which is used in a financial covenant calculation therein. Pro Forma EBITDA, as defined in the Indenture, differs from Adjusted EBITDA primarily because it is calculated after giving effect to cost savings the Company believes will be achieved during the applicable period. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

(2) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income or loss from equity investees and extraordinary items, plus distributed income of equity investees, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on all indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. The Company had a deficiency of $34.5 million and $7.5 million to cover fixed charges in 1999 and 1998, respectively.

(3) On January 20, 2000, the Company repaid borrowings of approximately
    $75.2 million under the Company's senior secured revolving credit facility and approximately $27.1 million under FairPoint's revolving credit facility. See note 2 to the consolidated financial statements for additional information. Interest expense on these borrowings was approximately $1.3 million. Interest expense under the Company's revolving credit facility was approximately $0.06 million during 1998. During 1998, FairPoint did not incur debt; therefore there was no interest expense reported. For purposes of calculation of the pro forma ratio of earnings to fixed charges, the net pro forma change to interest expense of $1.3 million and $0.06 million in 1999 and 1998, respectively, was added to the Company's earnings as defined in note (2) above. The Company had a pro forma deficiency of $33.2 million and $7.5 million to cover fixed charges in 1999 and 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

GENERAL. MJD is a rapidly growing facilities-based ICP offering a suite of bundled voice and data products to small to medium-sized business subscribers in ex-urban markets (generally markets with populations of less than 100,000) and predominantly residential subscribers in its rural markets residential. The Company is seeking to position itself as a leading single source provider of voice services, including local services, intra and inter-state access services, long distance services and other voice communications services, and data product offerings, such as Internet access and DSL services, to meet the growing demand for broadband services. MJD believes it is executing a capital efficient ICP business strategy by leveraging the switching infrastructure at its acquired RLECs to edge out into new markets in proximity to areas served by its RLECs. As of December 31, 1999, the Company was providing service to over 190,000 access lines located in thirteen states throughout the United States.

    For the year ended December 31, 1999, the Company had operating revenues and Adjusted EBITDA (as defined in Note 1 to "Selected Financial Data") of approximately $147.5 million and approximately $48.2 million, respectively. The Company provided net cash of approximately $7.7 million from operating activities, used net cash of approximately $76.6 million in investing activities and provided net cash of approximately $65.6 million from financing activities for the year ended December 31, 1999.

    The growth realized by the Company through its ICP business strategy is supported by the stable growth and cash flow from its RLECs that typifies the stable economic and demographic characteristics of the RLECs rural markets. Historically, the primary reason for the Company's growth in revenue and cash flow has been the acquisition of additional RLECs. In the future, the Company believes FairPoint's growth will have an increasing impact on the Company's results of operations, the Company expects that its rate of growth will accelerate and its results of operations will be impacted by the negative cash flow to be reported by FairPoint during the market expansion phase of its ICP business plan.

OPERATING REVENUES: The Company generates revenue primarily through: (i) the provision of local telephone service to customers within its service areas;
(ii) the provision of network access to IXCs for origination and termination of interstate and intrastate long distance telephone calls; and (iii) the provision of other services such as billing and collection, long distance resale, enhanced services, wireless services, cable television services, Internet access services and customer premises equipment sales; and (iv) FairPoint's operations. The revenues listed in clauses (i) and (ii) above are classified by the Company as "Switched services." The revenues listed in clause (iii) above are classified by the Company as "Other revenue", except for services resold which are classified as "Resold services". The FairPoint revenues are classified by the Company as "Resold services".

                                                                   % OF REVENUE
                                                        ----------------------------------
REVENUE SOURCE                                            1999         1998         1997
--------------                                          --------     --------     --------
Switched services.....................................    73.5%        78.4%        82.2%
Resold services.......................................    15.1%         8.5%         9.5%
Other services........................................    11.4%        13.1%         8.3%

OPERATING EXPENSES: The Company's operating expenses are categorized as plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses. Year to year operating expense changes are influenced by access line growth, the Company's acquisition activity, general business inflationary adjustments and the expenses of FairPoint. Plant operations expenses consist of operating expenses incurred by the Company in connection with the operation of its central offices and outside plant facilities and related operations. Corporate and customer service expenses consist of expenses generated by the Company's general management, accounting, engineering, marketing and customer service functional groups. Cost of services resold are the expenses incurred to provide long distance resale by STLD and local and long distance resale by FairPoint. Other general and administrative expenses are expenses such as property taxes and other miscellaneous expenses.

OTHER (INCOME) EXPENSES: The Company's other income includes interest income, dividends, gain or loss on sale of investments and other assets and other miscellaneous, non-operating income. The Company's other expenses consist primarily of interest on the Company's debt and other non-operating expenses.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

OPERATING REVENUES. Operating revenues increased $55.5 million to $147.5 million in 1999 from $92.0 million in 1998 for the year ended
December 31. The 1999 Acquisitions and the acquisitions completed by the Company in 1998 (the "1998 Acquisitions") accounted for $40.3 million of the revenue increase while for the RLECs owned and operated for a comparable period, operating revenues increased by $4.6 million to $61.9 million from $57.3 million. FairPoint's operating revenues increased $10.6 million to $11.7 million in 1999 compared to $1.1 million in 1998, as a result of the growth of FairPoint's operations.

    Basic local service revenue increased $9.1 million to $26.8 million in 1999 from $17.7 million in 1998 for the year ended December 31. This revenue increase is primarily attributable to an increase in access lines from internal growth and access lines acquired in the 1999 Acquisitions and the 1998 Acquisitions. The 1999 Acquisitions and the 1998 Acquisitions accounted for 96,523 access lines, or 64%, the total RLEC access lines operated by the Company at December 31, 1999. The RLECs owned and operated by the Company for the comparable periods achieved internal growth of 3,103 access lines. The 1999 Acquisitions and the 1998 Acquisitions contributed $8.4 million of the increase in basic local service revenue in 1999 while the RLECs owned and operated for a comparable period contributed $0.7 million of the increase.

    USSF revenue increased $2.5 million to $7.2 million in 1999 from $4.7 million in 1998 for the year ended December 31. The 1999 Acquisitions and 1998 Acquisitions contributed $1.6 million of the increase in USSF revenue, while for the RLECs owned and operated for a comparable period, USSF revenues increased by $0.9 million to $5.2 million.

    Network access revenue increased $24.7 million to $74.4 million in 1999 from $49.7 million in 1998 for the year ended December 31. This revenue increase is primarily attributable to the increase in minutes of use contributed from internal growth and by the 1999 Acquisitions and the 1998 Acquisitions. Network access revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions was $22.4 million. For the RLECs owned and operated for a comparable period, network access revenue increased by $2.3 million to $34.8 million. The increase in network access revenues in 1999 was primarily associated with cost study true up payments received as a result of 1998 traffic pattern shifts that resulted in higher network access revenue.

    Resold service revenue increased $14.5 million to $22.3 million in 1999 from $7.8 million in 1998 for the year ended December 31. Revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions provided $2.9 million of the increase in resold service revenues. Long distance service resold contributed $1.0 million. FairPoint's operations provided $10.6 million of the increase in resold service revenue.

    Other revenues increased $4.7 million to $16.8 million in 1999 from $12.1 million in 1998 for the year ended December 31. Revenue contributed by the 1999 Acquisitions and the 1998 Acquisitions provided a $4.9 million increase in other revenues for the year ended December 31, 1999. For the RLECs owned and operated for the comparable period by the Company, other revenues decreased
$0.2 million to $5.1 million.

OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $60.4 million to $135.8 million in 1999 from $75.4 million in 1998 for the year ended
December 31. The increase was attributable in part to operating expenses associated with the 1999 Acquisitions and the 1998 Acquisitions, which in the aggregate accounted for $24.3 million of the increase. In addition, for the RLECs owned and operated for a comparable period, operating expenses increased approximately $8.3 million, or 18.8%, to $52.4 million in 1999 from $44.1 million in 1998. The change was primarily attributable to an increase in corporate and customer service expenses and in cost of services resold at FairPoint. The corporate expense increase can be attributed to approximately $0.8 million in acquisition due diligence costs incurred as a result of unsuccessful bids to acquire certain RLEC assets, approximately $0.8 million associated with the buyout of an employee contract and approximately
$3.4 million in executive compensation expense related to stock appreciation rights of certain management members. Long distance toll costs increased
$1.8 million as the number of companies that receive wholesale services from STLD has increased. In addition, the wholesale rates in the state of Maine increased dramatically during 1999. FairPoint's operating expenses increased $25.9 million from $5.5 million to $31.4 million in 1999.

INCOME FROM OPERATIONS. As a result of the factors described above, income from operations decreased $4.9 million to $11.7 million in 1999 from $16.6 million in 1998 for the year ended December 31. As a percentage of revenues, income from operations was 7.9% as compared to 18.0% in 1999 and 1998, respectively. This margin decline in 1999 is primarily attributable to the expenses associated with FairPoint, an increase in corporate and customer services expenses and long distance cost of services resold. This trend is expected to continue for the foreseeable future as the implementation of the FairPoint business is completed. For the RLECs owned and operated for a comparable period, the income from operations decreased $3.7 million to $9.5 million. The income from operations margin decreased to 15.4% from 23.1%. This decrease was primarily attributable to an increase in corporate and customer services expenses and the $3.4 million in executive compensation expense related to stock appreciation rights of certain management members. The income from operations margin for the RLECs owned and operated for a comparable period was approximately 21% when adjusted for the $3.4 million in executive compensation expense related to stock appreciation rights of certain management members.

OTHER INCOME (EXPENSE). Total other expense increased $22.2 million to $46.3 million in 1999 from $24.1 million in 1998 for the year ended
December 31. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1999 Acquisitions and 1998 Acquisitions and a $13.3 million increase associated with the retirement of certain warrants issued by our subsidiary, ST
Enterprises, Ltd. See also note 9 to the consolidated financial statements for additional information.

EXTRAORDINARY ITEM. For the year ended December 31, 1998, the Company recognized an extraordinary loss of $2.5 million (net of taxes) related to the early retirement of debt.

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

OPERATING REVENUES. Operating revenues increased $44.2 million to $92.0 million in 1998 from $47.8 million in 1997 for the year ended
December 31. The 1998 Acquisitions and the acquisitions completed by the Company in 1997 (the "1997 Acquisitions") accounted for $42.1 million of the revenue increase while for the RLECs owned and operated for a comparable period, operating revenues increased by $1.0 million to $43.9 million from $42.9 million. FairPoint reported first year revenues of $1.1 million in 1998.

    Basic local service revenue increased $10.1 million to $17.7 million in 1998 from $7.6 million in 1997 for the year ended December 31. This revenue increase is primarily attributable to an increase in access lines from internal growth and access lines acquired in the 1998 Acquisitions and the 1997 Acquisitions. The 1998 Acquisitions accounted for 78,700 access lines, or 61% of total access lines operated by the Company at December 31, 1998. The RLECs owned and operated by the Company for the comparable periods achieved internal growth of 2,300 access lines. The 1998 Acquisitions and the 1997 Acquisitions contributed
$9.7 million of the increase in basic local service revenue in 1998 while the RLECs owned and operated for a comparable period contributed $0.4 million of the increase.

    USSF revenue increased $0.4 million to $4.7 million in 1998 from $4.3 million in 1997 for the year ended December 31. The 1998 Acquisitions and 1997 Acquisitions contributed $0.7 million of the increase in USSF revenue, while for the RLECs owned and operated for a comparable period, USSF revenues decreased by $0.3 million to $3.7 million

    Network access revenue increased $22.4 million to $49.7 million in 1998 from $27.3 million in 1997 for the year ended December 31. This revenue increase is primarily attributable to the increase in minutes of use contributed from internal growth, the 1998 Acquisitions and the 1997 Acquisitions, and an increase in interstate and intrastate settlement revenue administered by NECA or a respective state's settlement methodologies. Network access revenue contributed by the 1998 Acquisitions and the 1997 Acquisitions was $21.5 million. For the RLECs owned and operated for a comparable period, network access revenue increased by $0.9 million to $26.0 million.

    Resold service revenue increased $3.3 million to $7.8 million in 1998 from $4.5 million in 1997 for the year ended December 31. Revenue contributed by the 1998 Acquisitions and the 1997 Acquisitions provided $1.8 million of the increase in resold service revenues. Long distance service resold contributed $0.4 million. FairPoint reported first year revenue of $1.1 million.

    Other revenues increased $8.1 million to $12.1 million in 1998 from $4.0 million in 1997 for the year ended December 31. Revenue contributed by the 1998 Acquisitions and the 1997 Acquisitions provided

$8.5 million in other revenues for the year ended December 31, 1998. For the RLECs owned and operated for the comparable period by the Company, other revenues decreased $0.4 million for the year ended December 31, 1998.

OPERATING EXPENSES. Operating expenses, which include plant operations, corporate and customer service, depreciation and amortization, cost of services resold and other general and administrative expenses, increased $40.1 million to $75.4 million in 1998 from $35.3 million in 1997 for the year ended
December 31. The increase was primarily attributable to the operating expenses associated with the 1998 Acquisitions and the 1997 Acquisitions, which in the aggregate accounted for $31.6 million of the increase. Expenses associated with the start up and operation of FairPoint were $5.9 million of the increase in 1998. In addition, for the RLECs owned and operated for a comparable period, operating expenses increased approximately $2.6 million, or 8.3%, to $34.0 million in 1998 from $31.4 million in 1997. The change was primarily attributable to a $3.0 million increase in corporate and customer service expenses associated with the dramatic growth experienced by the Company in 1998.

INCOME FROM OPERATIONS. As a result of the factors described above, income from operations increased $4.2 million to $16.6 million in 1998 from $12.4 million in 1997 for the year ended December 31. As a percentage of revenues, income from operations was 18.0% as compared to 26.0% for the years ended December 31, 1998 and 1997, respectively. This margin decline in 1998 is primarily attributable to the expenses associated with FairPoint. For the RLECs owned and operated for a comparable period, the income from operations decreased $1.8 million to $9.7 million. The income from operations margin decreased to 22.4% from 26.9%. This decrease was primarily attributable to an increase in corporate and customer services expenses.

OTHER INCOME (EXPENSE). Total other expense increased $16.3 million to $24.1 million in 1998 from $7.8 million in 1997 for the year ended December 31. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete the 1998 Acquisitions. The increase in other expenses was partially offset by a net gain from sale of assets of $0.7 million and an increase of $0.2 million in dividend and interest income from the Company's investments.

EXTRAORDINARY ITEM. For the year ended December 31, 1998, the Company recognized an extraordinary loss of $2.5 million (net of taxes) related to the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's strategy requires significant capital resources. The Company historically has used the proceeds from institutional and bank debt, private equity offerings, and available cash flow to fund the Company's strategy.

    The Company maintains a senior secured credit facility (the "Credit Facility"), which within the Credit Facility is an $85.0 million reducing revolving term facility with a remaining term of five years. This facility is available for general corporate purposes, capital expenditures and acquisitions. At December 31, 1999, there was an outstanding balance of approximately
$76.0 million and approximately $9.0 million was available under this revolving term facility. On January 20, 2000, this revolving term facility was repaid from the net cash proceeds generated from the Equity Financing and as of March 15, 2000, the Company had available under the revolving term facility
$85.0 million. Borrowings under the Credit Facility are guaranteed by the Company's four mid-tier subsidiary companies and secured by a pledge of the stock of certain subsidiaries. Also, the Credit Facility provides for an additional $165.0 million Acquisition Facility. On March 14, 2000, this facility was committed and made available to the Company to finance the Pending Acquisitions, which are expected to be completed during the second quarter of 2000. Pursuant to the Credit Facility, the Company is required to comply with certain financial covenants. For the year ended December 31, 1999, the Company was in compliance with such covenants. See note 6 to the consolidated financial statements for additional information.

    On May 5, 1998, the Company completed a public offering of debt consisting of $125.0 million in aggregate principal amount of 9 1/2% Senior Subordinated Notes (the "Fixed Rate Note") and $75.0 million in aggregate principal amount of Floating Rate Callable Securities (the "Floating Rate Note"), each due in 2008 (collectively, the "Notes"). The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior debt of the Company and effectively subordinated to all existing and future debt and other liabilities of the Company's subsidiaries. Interest on the Notes is payable semi-annually.

    FairPoint has and expects to continue to establish operations in additional ex-urban markets, which is expected to result in continuing operating losses reported by FairPoint. The Company invested equity of approximately
$4.2 million in 1998 and approximately $13.7 million in 1999 to enable FairPoint to expand into 86 additional markets and increase the total number of CLEC markets served by FairPoint to approximately 96. In addition, FairPoint has invested and expects to continue to invest in telecommunications facilities to migrate its customers to the Company's existing networks. FairPoint expects it will require substantial funds for capital expenditures in 2000 and 2001. The Credit Facility limits the Company's investment in its CLEC business to
(i) $5.0 million per year so long as the senior debt leverage ratio (as calculated under the Credit Facility) exceeds 4.5x and (ii) $15.0 million per year whenever such leverage ratio is under 4.5x.

    On October 20, 1999, FairPoint closed a $100.0 million convertible senior secured revolving credit facility (the "FairPoint Credit Facility"). On
March 27, 2000, this credit facility was increased from $100.0 million to $165.0 million. Under the FairPoint Credit Facility, funds are available on a revolving basis until March 2001; provided that upon receiving certain approvals, the maturity date will be extended until October 2004. Subsequently, all existing and future assets of FairPoint (including the stock of its restricted subsidiaries) secure the borrowings under the FairPoint Credit Facility. Pursuant to the terms of the FairPoint Credit Facility, FairPoint is required to comply with certain financial covenants. Upon default of certain covenants or non-payment at final maturity, at the lenders' option, the lender may exchange all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of payment-in-kind preferred stock issued by the Company. FairPoint has only a limited operating history and operates in a competitive environment. In addition, FairPoint has significant capital requirements due to the significant expenditures necessary to sell and market its CLEC services and to purchase equipment to conduct operations. FairPoint has relied, and is expected to continue to rely, on the Company to fund its equity capital requirements and provide credit support for its debt financing needs. The FairPoint Credit Facility, together with cash invested and to be invested by the Company, is expected to fund FairPoint's current business plan through the first quarter of 2001. At December 31, 1999, there was an outstanding balance of approximately $21.7 million under the FairPoint Credit Facility, which was subsequently retired from proceeds received from the Equity Financing as discussed below. For the year ended December 31, 1999, the Company was in compliance with the covenants set forth in the FairPoint Credit Facility. See
Note 6 to the consolidated financial statements for additional information.

    On January 20, 2000, in connection with the Equity Financing, THL purchased a total of 21,461,720 shares of the Company's Series D Preferred Stock for an aggregate purchase price of approximately $281.5 million. THL acquired 3,580,860 shares of Series D Preferred Stock from the Company for an aggregate purchase price of approximately $47.0 million, 13,955,760 shares of Series D Preferred Stock (representing all of Carousel's equity interest in the Company) from Carousel for an aggregate purchase price of approximately $183.0 million and 3,925,100 shares of Series D Preferred Stock from the founding stockholders and members of senior management for an aggregate purchase price of approximately $51.5 million. All of the shares of Series D Preferred Stock sold by Carousel and senior management to THL and a portion of the shares of Series D Preferred Stock sold by the founding stockholders to THL were acquired from the Company in exchange for an equal number of shares of Class A Common Stock. The remaining shares of Series D Preferred Stock sold by the founding stockholders to THL were acquired from Kelso as described below.

    Kelso acquired 4,243,728 shares of the Company's Class B Common Stock for an aggregate purchase price of approximately $55.7 million and 1,093,060 shares of Series D Preferred Stock for an aggregate purchase price of approximately
$14.3 million. Kelso assigned the shares of Series D Preferred Stock to the founding stockholders in satisfaction of certain obligations to such stockholders under the Company's previous stockholders agreement. Kelso also exchanged 8,300,000 shares of Class A Common Stock for an equal number of shares of Class B Common Stock.

    Both the Series D Preferred Stock and the Class B Common Stock will automatically convert into an equal number of shares of Class A Common Stock upon receipt of all required regulatory approvals. In addition, as part of this Equity Financing, the Company sold 4,269,440 shares of non-voting Class C Common Stock to certain institutional investors for an aggregate purchase price of approximately $56.0 million.

    On January 31, 2000, the Company completed the Equity Financing by selling 100,160 shares of Class A Common Stock to certain members of the Company's management for an aggregate purchase price of approximately $1.3 million.

    The net cash proceeds to the Company from the Equity Financing of approximately $159.3 million have been and will be used to repay long term debt, to fund the expansion of FairPoint's CLEC business and to complete the Pending Acquisitions.

    The Company's principal liquidity requirements are expected to be for capital expenditures, expansion of FairPoint's CLEC business, finance the Company's pending and future acquisition activities, debt service and general corporate purposes.

    Net cash provided by operating activities was $7.7 million and $14.9 million for the years ended December 31, 1999 and 1998, respectively. Net cash used in investing activities was $76.6 million and $225.5 million for the years ended December 31, 1999 and 1998, respectively. These cash flows primarily reflect expenditures relating to RLEC acquisitions of $53.9 million and $217.1 million for the years ended December 31, 1999 and 1998, respectively, and capital expenditures of $43.5 million and $12.4 million for the years ended December 31, 1999 and 1998, respectively. Net cash provided by financing activities was $65.6 and $217.1 million for the years ended December 31, 1999 and 1998, respectively. These cash flows primarily represent borrowings, the proceeds of which were $138.9 million in 1999 and $510.6 million in 1998, and the proceeds from the issuance of common stock of $31.8 million in 1998. There was no common stock issued in 1999. A majority of the proceeds received in 1999 were used to repay long-term debt of $52.1 million and to complete the 1999 Acquisitions. A majority of the proceeds received in 1998 were utilized to repay long-term debt of $307.8 million and to complete the 1998 Acquisitions.

    Net cash provided by operating activities was $14.9 million and $9.8 million for the years ended December 31, 1998 and 1997, respectively. Net cash used in investing activities was $225.5 million and $39.0 million for the years ended December 31, 1998 and 1997, respectively. These cash flows primarily reflect expenditures relating to acquisitions of RLECs of $217.1 million and $30.8 million for the years ended December 31, 1998 and 1997, respectively, and capital expenditures of $12.4 million and $8.3 million for the years ended December 31, 1998 and 1997, respectively. Net cash provided by financing activities was $217.1 million and $31.7 million for the years ended
December 31, 1998 and 1997, respectively. These cash flows primarily represent borrowings, the proceeds of which were $510.6 million in 1998 and $71.1 million in 1997, and from the proceeds of the issuance of common stock of $31.8 million and $15.9 million in 1998 and 1997, respectively. A majority of the proceeds received in 1997 were utilized to repay long-term debt of $22.1 million and to repurchase preferred stock and warrants for an aggregate amount of $31.5 million.

    Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation, amortization, and extraordinary items.

    Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance or as a substitute for cash flow as a measure of liquidity. Adjusted EBITDA presented herein differs from the definition of EBITDA in the Indenture. The definition of EBITDA in the Indenture is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which the Company may incur. Adjusted EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

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

    Adjusted EBITDA increased 21.4% to $48.2 million for the year ended
December 31, 1999 from $39.7 million for the year ended December 31, 1998. Adjusted EBITDA reported by the RLECs was $69.0 million, by STLD was $(0.9) million and by FairPoint was $(19.9) million for the year ended December 31, 1999. Adjusted EBITDA increased 74.9% from $22.7 million in the year ended December 31, 1997 to $39.7 million in the year ended December 31, 1998. Adjusted EBITDA reported by the RLECs was $44.6 million, by STLD was $(0.3) million and by FairPoint was $(4.6) million for the year ended December 31, 1998. Adjusted EBITDA reported by the RLECs was $24.1 million and by STLD was $(1.4) million for the year ended December 31, 1997.

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

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", delays the effective date of this statement to all fiscal years beginning after June 15, 2000. The Company anticipates adopting this accounting pronouncement in 2001; however, management believes it will not have a significant impact on the Company's consolidated financial statements.

INFLATION

    The Company does not believe inflation has a significant effect on its operations.

YEAR 2000

    The Company did not experience significant disruptions in its operations as a result of the Year 2000 issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 82% of the Company's debt is at fixed rates or effectively at fixed rates through the use of interest rate swaps. At December 31, 1999, the fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1999, the Company had long-term debt with a carrying value of approximately $462.4 million and estimated fair value of approximately $447.6 million. The market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 91.9 basis points in interest rates (ten percent of the rates currently offered to the Company). An increase of 10% in interest rates would result in approximately a $0.9 million decrease in the fair value of the Company's long-term debt.

    The Company has entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of these swaps was approximately $1.0 million at December 31, 1999. The positive fair value indicates an estimated amount the Company would be paid to cancel the contracts or transfer them to other parties. In connection with the Credit Facility, the Company used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. In connection with the Floating Rate Notes, the Company used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and 2000, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MJD Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of MJD Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MJD Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          /s/ KPMG LLP

March 1, 2000, except as to the fourth
  and twelfth paragraphs of note 6
  which are as of March 27, 2000
Lincoln, Nebraska

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998,
                   INCLUDING UNAUDITED PRO FORMA INFORMATION
                      AS OF DECEMBER 31, 1999 (SEE NOTE 2)

                                                               PRO FORMA
                                                                  1999
                                                              (SEE NOTE 2)     1999       1998
                                                              ------------   --------   --------
                                                              (UNAUDITED)
                                                                    (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 72,200       9,923     13,241
  Accounts receivable, net of allowance for doubtful
    accounts of $921 in 1999 and $704 in 1998...............      25,658      25,658     19,112
  Prepaid and other assets..................................       4,039       4,039      3,283
  Investments available-for-sale............................       7,327       7,327         --
  Income taxes recoverable..................................       1,453       1,453         --
  Deferred income taxes.....................................          --          --      1,221
                                                                --------     -------    -------
    Total current assets....................................     110,677      48,400     36,857
                                                                --------     -------    -------
Property, plant, and equipment, net.........................     178,296     178,296    142,321
                                                                --------     -------    -------
Other assets:
  Investments...............................................      36,246      36,246     37,894
  Goodwill, net of accumulated amortization.................     229,389     229,389    203,867
  Debt issue costs, net of accumulated amortization.........      17,948      17,948     16,121
  Covenants not to compete, net of accumulated
    amortization............................................       3,706       3,706      2,938
  Other.....................................................       2,270       2,270      2,114
                                                                --------     -------    -------
    Total other assets......................................     289,559     289,559    262,934
                                                                --------     -------    -------
    Total assets............................................    $578,532     516,255    442,112
                                                                ========     =======    =======

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998,
                   INCLUDING UNAUDITED PRO FORMA INFORMATION
                      AS OF DECEMBER 31, 1999 (SEE NOTE 2)

                                                               PRO FORMA
                                                                  1999
                                                              (SEE NOTE 2)      1999         1998
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         ------------   ----------   ----------
                                                              (UNAUDITED)    (DOLLARS IN THOUSANDS,
                                                                               EXCEPT SHARE DATA)
Current liabilities:
  Accounts payable..........................................    $ 12,778        12,778       10,153
  Current portion of long-term debt.........................       3,866         3,866        3,502
  Demand notes payable......................................         752           752          754
  Current portion of obligation for covenants not to
    compete.................................................       1,236         1,236          881
  Accrued interest payable..................................       4,200         4,396        3,947
  Accrued property taxes....................................       2,078         2,078        1,847
  Other accrued liabilities.................................       7,647         7,647        4,407
  Income taxes payable......................................          --            --          588
  Deferred income taxes.....................................       1,767         1,767           --
                                                                --------      --------     --------
      Total current liabilities.............................      34,324        34,520       26,079
                                                                --------      --------     --------
Long-term liabilities:
  Long-term debt, net of current portion....................     361,585       458,529      364,610
  Put warrant obligation....................................          --            --        4,169
  Unamortized investment tax credits........................         577           577          632
  Obligation for covenants not to compete, net of current
    portion.................................................       2,622         2,622        2,162
  Deferred income taxes.....................................      25,039        25,039       27,950
  Other liabilities.........................................      11,551         3,106        3,189
                                                                --------      --------     --------
      Total long-term liabilities...........................     401,374       489,873      402,712
                                                                --------      --------     --------
Minority interest...........................................         443           443          435
                                                                --------      --------     --------
Common stock subject to put option, 1,752,000 shares........          --         3,000        3,000
                                                                --------      --------     --------
Stockholders' equity (deficit):
  Preferred stock:
    Series D nonvoting, convertible, cumulative
      participating, par value $.01 per share, authorized
      30,000,000 shares.....................................         215            --           --
  Common stock:
    Class A voting, par value $.01 per share, authorized
      60,000,000 shares, issued and outstanding 34,450,940
      shares................................................         115           345          345
    Class B nonvoting, convertible, par value $.01 per
      share, authorized 50,000,000 shares...................         125            --           --
    Class C nonvoting, convertible, par value $.01 per
      share, authorized 4,600,000 shares....................          42            --           --
  Additional paid--in capital...............................     230,862        48,793       45,407
  Unearned compensation.....................................     (15,926)           --           --
  Accumulated other comprehensive income....................       4,187         4,187           --
  Accumulated deficit.......................................     (77,229)      (64,906)     (35,866)
                                                                --------      --------     --------
      Total stockholders' equity (deficit)..................     142,391       (11,581)       9,886
                                                                --------      --------     --------
      Total liabilities and stockholders' equity............    $578,532       516,255      442,112
                                                                ========      ========     ========

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Operating revenues:
  Switched services.........................................  $108,430    72,124     39,257
  Resold services...........................................    22,323     7,803      4,531
  Other.....................................................    16,786    12,080      3,975
                                                              --------   -------     ------
      Total operating revenues..............................   147,539    92,007     47,763
                                                              --------   -------     ------
Operating expenses:
  Plant operations..........................................    21,088    14,293      6,857
  Corporate and customer service............................    54,901    27,635     12,483
  Depreciation and amortization.............................    31,632    20,089      8,777
  Cost of services resold...................................    19,190     6,163      4,791
  Other general and administrative..........................     9,028     7,265      2,416
                                                              --------   -------     ------
      Total operating expenses..............................   135,839    75,445     35,324
                                                              --------   -------     ------
      Income from operations................................    11,700    16,562     12,439
                                                              --------   -------     ------
Other income (expense):
  Net gain (loss) on sale of investments and other assets...       512       651        (19)
  Interest income...........................................       446       442        212
  Dividend income...........................................     1,452     1,119      1,182
  Interest expense..........................................   (51,185)  (27,170)    (9,293)
  Other nonoperating, net...................................     2,520       885        140
                                                              --------   -------     ------
      Total other expense...................................   (46,255)  (24,073)    (7,778)
                                                              --------   -------     ------
      Earnings (loss) before income taxes and extraordinary
        item................................................   (34,555)   (7,511)     4,661
Income tax (expense) benefit................................     5,615     2,112     (1,876)
                                                              --------   -------     ------
      Earnings (loss) before extraordinary item.............   (28,940)   (5,399)     2,785
Extraordinary item -- loss on early retirement of debt, net
  of income tax benefit of $1,755 in 1998 and $2,296 in
  1997......................................................        --    (2,521)    (3,611)
                                                              --------   -------     ------
      Loss before minority interest.........................   (28,940)   (7,920)      (826)
Minority interest in income of subsidiaries.................      (100)      (80)       (62)
                                                              --------   -------     ------
      Net loss..............................................  $(29,040)   (8,000)      (888)
                                                              ========   =======     ======

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS` EQUITY (DEFICIT)

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                   ACCUMULATED                   TOTAL
                                          CLASS A    ADDITIONAL       OTHER       ACCUMU-    STOCKHOLDERS'
                                           COMMON     PAID-IN     COMPREHENSIVE    LATED        EQUITY
                                           STOCK      CAPITAL        INCOME       DEFICIT      (DEFICIT)
                                          --------   ----------   -------------   --------   -------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Balance, December 31, 1996..............    $ 79           (75)           --        (2,146)      (2,142)
Net loss................................      --            --            --          (888)        (888)
Issuance of 9,751,600 shares of common
  stock.................................      98        15,777            --            --       15,875
Conversion of redeemable preferred
  stock.................................      --           112            --            --          112
Capital contribution....................      --           924            --            --          924
Repurchase of redeemable preferred
  stock.................................      --            --            --       (24,541)     (24,541)
Redeemable preferred stock dividends....      --            --            --          (279)        (279)
                                            ----       -------        ------      --------     --------
Balance, December 31, 1997..............     177        16,738            --       (27,854)     (10,939)
Net loss................................      --            --            --        (8,000)      (8,000)
Preferred stock dividends...............      --            --            --           (12)         (12)
Issuance of 18,590,800 shares of common
  stock.................................     185        31,652            --            --       31,837
Reclassification of 1,752,000 shares of
  common stock subject to put option....     (17)       (2,983)           --            --       (3,000)
                                            ----       -------        ------      --------     --------
Balance, December 31, 1998..............     345        45,407            --       (35,866)       9,886
Net loss................................      --            --            --       (29,040)     (29,040)
Change in unrealized gain on securities
  available-for-sale, net of tax effect
  of $2,566.............................      --            --         4,187            --        4,187
Increase in stock appreciation rights...      --         3,386            --            --        3,386
                                            ----       -------        ------      --------     --------
Balance, December 31, 1999..............    $345        48,793         4,187       (64,906)     (11,581)
                                            ====       =======        ======      ========     ========

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
Net loss....................................................  $(29,040)   (8,000)     (888)
Change in unrealized gain on securities
  available--for--sale, net of tax effect of $2,566.........     4,187        --        --
                                                              --------   -------     -----
      Comprehensive loss....................................  $(24,853)   (8,000)     (888)
                                                              ========   =======     =====

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(29,040)    (8,000)     (888)
                                                              --------   --------   -------
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................    33,342     21,534     9,093
  Provision for uncollectible revenue.......................       634        390        --
  Deferred income taxes.....................................    (6,711)    (1,653)      207
  Income from equity method investments.....................    (2,497)      (931)       --
  Deferred patronage dividends..............................      (380)      (265)     (585)
  Minority interest in income of subsidiaries...............       100         80        62
  Increase (decrease) in put warrant obligation.............    13,331        714      (295)
  Compensation charge for stock appreciation rights.........     3,386         --        --
  Net (gain) loss on sale of investments and other assets...      (512)      (630)       17
  Loss on early retirement of debt..........................        --      2,897     1,864
  Amortization of investment tax credits....................      (193)      (130)      (31)
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.....................................      (853)     5,988    (1,563)
    Prepaid and other assets................................       (23)       253      (106)
    Accounts payable........................................    (2,117)    (1,398)    1,664
    Acscrued interest payable...............................       384      1,128       720
    Accrued liabilities.....................................     2,773        689       636
    Income taxes recoverable/payable........................    (3,920)    (5,799)     (956)
                                                              --------   --------   -------
      Total adjustments.....................................    36,744     22,867    10,727
                                                              --------   --------   -------
      Net cash provided by operating activities.............     7,704     14,867     9,839
                                                              --------   --------   -------
Cash flows from investing activities:
  Acquisitions of telephone properties, net of cash
    acquired................................................   (53,949)  (217,080)  (30,845)
  Acquisition of property, plant, and equipment.............   (43,509)   (12,433)   (8,262)
  Proceeds from sale of property, plant, and equipment......       116        107       121
  Distributions from investments............................     2,590        118        63
  Payment on covenants not to compete.......................      (988)      (219)      (94)
  Acquisition of investments................................      (349)        (8)     (241)
  Proceeds from sale of investments.........................    20,065      4,088       403
  Payments received on direct financing leases..............        --         --       249
  Decrease in other assets/liabilities, net.................      (586)       (95)     (361)
                                                              --------   --------   -------
      Net cash used in investing activities.................   (76,610)  (225,522)  (38,967)
                                                              --------   --------   -------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................   138,943    510,583    71,134
  Repayment of long-term debt...............................   (52,056)  (307,763)  (22,104)
  Purchase of stock warrants................................   (17,500)        --        --
  Repurchase of preferred stock and warrants................        --       (175)  (31,487)
  Dividends paid to preferred stockholders..................        --        (12)     (279)
  Net proceeds from the issuance of common stock............        --     31,837    15,875
  Loan origination costs....................................    (3,703)   (17,345)   (1,949)
  Payment of early retirement benefits......................        --         --       (25)
  Dividends paid to minority stockholders...................        (4)        (6)       (4)
  Release of restricted funds...............................        --         --       561
  Repayment of capital lease obligation.....................       (92)       (45)      (25)
                                                              --------   --------   -------
      Net cash provided by financing activities.............    65,588    217,074    31,697
                                                              --------   --------   -------
      Net increase (decrease) in cash and cash
       equivalents..........................................    (3,318)     6,419     2,569
Cash and cash equivalents, beginning of year................    13,241      6,822     4,253
                                                              --------   --------   -------
Cash and cash equivalents, end of year......................  $  9,923     13,241     6,822
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    MJD Communications, Inc. (MJD) provides management services to its wholly-owned subsidiaries: S T Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); MJD Holdings Corp. (Holdings); FairPoint Communications Corp. (FairPoint); and MJD Capital Corp. STE, Ventures, Services, and Holdings also provide management services to their wholly-owned subsidiaries.

    Collectively, the wholly-owned subsidiaries of STE, Ventures, Services, and Holdings primarily provide telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of MJD. FairPoint is a competitive local exchange carrier (CLEC) offering local and long distance, internet, and data services in various states.

    STE's wholly-owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (the Northland Companies); S T Communications, Inc.; and S T Long Distance, Inc. (S T Long Distance); Venture's wholly-owned subsidiaries include Sidney Telephone Company (Sidney); C-R
Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua & Erie Telephone Corporation (C&E); Columbus Grove Telephone Company (Columbus); The Orwell Telephone Company (Orwell) and Telephone Services Company (TSC). Services' wholly-owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy
Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Kadoka Telephone Co. (Kadoka); Ravenswood
Communications, Inc. (Ravenswood); Union Telephone Company of Hartford (Union); Armour Independent Telephone Co. (Armour); Yates City Telephone Company (Yates) and WMW Cable TV Co. (WMW).

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of MJD Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

    The accompanying unaudited pro forma balance sheet gives effect to significant subsequent events occurring in January and February 2000, as if they had occurred on December 31, 1999. Those subsequent events include authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of $159,282,000, borrowing additional debt of $5,400,000, repaying debt and accrued interest payable in the amount of $102,540,077, being released from put obligations on its common stock and recognizing compensation expense in the amount of $28,249,011 for stock-based compensation to employees. See also note 2 for a description of these subsequent events.

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

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

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

    Revenues are determined on a bill and keep basis or a pooling basis. If on a bill and keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed are contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state Public Utilities Commission (intrastate) or Federal Communications Commission's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state.

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

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

    INVESTMENTS

    Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank
(RTB), the Rural Telephone Finance Cooperative (RTFC), Illuminet Holdings, Inc. (Illuminet), and various cellular companies and partnerships and other minority equity investments in nonregulated entities. For the investments in partnerships, the equity method of accounting is used. All other investments are stated at cost. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the security. The Company did not incur any losses from other than temporary declines in fair value in 1999, 1998, and 1997.

    At December 31, 1999, the investment in Illuminet stock was classified as available-for-sale in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities with readily determinable fair values. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized.

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

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DEBT ISSUE COSTS

    Debt issue costs are being amortized over the life of the related debt, ranging from five to ten years. Accumulated amortization of loan origination costs was $3,104,714 and $1,255,730 at December 31, 1999 and 1998, respectively.

    INTANGIBLE ASSETS

    The covenants not to compete are being amortized over their useful life of three to five years. Accumulated amortization of covenants not to compete was $1,470,000 and $437,500 at December 31, 1999 and 1998, respectively.

    Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over an estimated useful life of forty years. Accumulated amortization of goodwill was approximately $12.4 million and $6.9 million at December 31, 1999 and 1998, respectively.

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

    PENSION AND OTHER POSTRETIREMENT PLANS

    One of the Company's subsidiaries sponsored a defined benefit plan covering substantially all of their employees. The benefits were based on years of service and the employee's compensation levels prior to retirement. Benefits under this plan were frozen in connection with the Company's acquisition of the company. Two of the Company's subsidiaries also sponsor other postretirement healthcare benefits for substantially all retirees. The net periodic costs of pension and other postretirement benefit plans are recognized as employees render the services necessary to earn the postretirement benefits.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to interest expense.

    STOCK-BASED COMPENSATION

    The Company accounts for its stock option plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

    STOCK APPRECIATION RIGHTS

    Stock appreciation rights have been granted to certain members of management by principal shareholders of the Company. The Company accounts for stock appreciation rights in accordance with Financial Accounting Standards Board Interpretation No. 28, ACCOUNTING FOR STOCK APPRECIATION RIGHTS AND OTHER VARIABLE STOCK OPTION OR AWARD PLANS. The Company measures compensation as the amount by which the market value of the shares of the Company's stock covered by the grant exceeds the option price or value specified, by reference to a market price or otherwise, subject to any appreciation limitations under the plan and a corresponding credit to additional paid-in capital. Changes, either increases or decreases, in the market value of those shares between the date of the grant and the measurement date result in a change in the measure of compensation for the right. Valuation of stock appreciation rights is typically based on traditional valuation models utilizing multiples of cash flows, unless there is a current market value for the Company's stock.

    RECLASSIFICATIONS

    Certain amounts have been reclassified for comparability with the 1999 presentation.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and reported amounts of revenues and expenses, to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) SUBSEQUENT EVENTS

    The accompanying unaudited pro forma balance sheet gives effect to significant subsequent events occurring in January and February 2000, as if they had occurred on December 31, 1999. Those subsequent

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(2) SUBSEQUENT EVENTS (CONTINUED)
events include authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of $159,282,000, borrowing additional debt of $5,400,000, repaying debt and accrued interest payable in the amount of $102,540,077, being released from put obligations on its common stock and recognizing compensation expense in the amount of $28,249,011 for stock-based compensation to employees.

    ADDITIONAL CLASSES OF CAPITAL STOCK

    On January 19, 2000, the Company amended its articles of incorporation to authorize an aggregate of 144,600,000 shares of capital stock. Following the amendment, the authorized share capital of the Company includes the following:

    CLASS A COMMON STOCK--authorized 60,000,000 voting common shares at a par value of $.01 per share. Class A common shares carry one vote per share.

    CLASS B COMMON STOCK--authorized 50,000,000 nonvoting, convertible common shares at a par value of $.01 per share. The Class B common shares are automatically convertible into Class A common shares upon the receipt of all governmental approvals necessary to effectuate a change in control. The conversion rate for the Class B common shares to Class A common shares is one-for-one.

    CLASS C COMMON STOCK--authorized 4,600,000 nonvoting, convertible common shares at a par value of $.01 per share. The Class C common shares are automatically convertible into Class A common shares upon either the completion of an initial public offering of at least $150 million of the Company's Class A common stock or the occurrence of certain conversion events, as defined in the articles of incorporation. The conversion rate for the Class C common shares to Class A common shares is one-for-one.

    SERIES D PREFERRED STOCK--authorized 30,000,000 nonvoting, convertible, cumulative participating preferred shares at a par value of $.01 per share.

    The Series D preferred shares are automatically convertible into Class A common shares upon the receipt of all regulatory approvals necessary to effectuate a change in control. Series D preferred shares may be converted into Class B common shares at any time. The conversion rate for the Series D preferred shares to either Class A or B common shares is one-for-one. Any portion of the accrued and unpaid dividends is also convertible into additional Class A or B common shares based upon a conversion rate of $13.12 per share.

    The Series D preferred shares do not provide for the payment of dividends for up to one year following their issuance. If the Series D preferred shares are not converted into Class A common shares within one year of issue, dividends accrue on a daily basis at a rate of 7.0% per annum, retroactively from the date of issue. If not converted by the eighth annual anniversary of their issuance, the dividend rate per annum increases by 2.0% annually up to a maximum dividend rate of 13.0%. In the event that the Company provides a stock dividend to its Class A common shareholders, the holders of Series D preferred shares are entitled to receive a dividend of preferred shares at an equal rate. The Company also has the option of redeeming all outstanding shares of Series D preferred shares at a price equal to liquidation value plus accrued dividends.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(2) SUBSEQUENT EVENTS (CONTINUED)
    On January 23, 2000, the Company declared a twenty-for-one stock split in the form of a stock dividend. This stock split has been given retroactive effect in the accompanying consolidated financial statements.

    ISSUANCE AND REACQUISITION OF CAPITAL STOCK

    Through January 31, 2000, the Company effected the following changes in its capital stock accounts. Dollar amounts are presented in thousands.

                                CLASS A COMMON
                                SUBJECT TO PUT
                                    OPTION            SERIES D PREFERRED         CLASS A COMMON          CLASS B COMMON
                             ---------------------   ---------------------   ----------------------   ---------------------
                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES       AMOUNT      SHARES      AMOUNT
                             ----------   --------   ----------   --------   -----------   --------   ----------   --------
Balance at December 31,
  1999.....................   1,752,000   $ 3,000            --     $ --      34,450,940    $ 345             --     $ --
Issuance of common stock
  under stock options and
  warrants.................          --        --            --       --         307,200        3             --       --
Issuance of capital stock
  for cash proceeds, net of
  direct expenses of
  approximately $23.4
  million..................          --        --     4,673,920       47         100,160        1      4,243,728       42
Exchange of Class A common
  shares for Class B common
  and Series D preferred
  shares...................          --        --    16,787,800      168     (25,087,800)    (251)     8,300,000       83
Reclassification of Class A
  common subject to put
  option...................  (1,752,000)   (3,000)           --       --       1,752,000       17             --       --
Compensation charges for
  stock-based
  compensation.............          --        --            --       --              --       --             --       --
                             ----------   -------    ----------     ----     -----------    -----     ----------     ----
Balance at January 31,
  2000.....................          --   $    --    21,461,720     $215      11,522,500    $ 115     12,543,728     $125
                             ==========   =======    ==========     ====     ===========    =====     ==========     ====


                                CLASS C COMMON      ADDITIONAL
                             --------------------    PAID-IN
                              SHARES      AMOUNT     CAPITAL
                             ---------   --------   ----------
Balance at December 31,
  1999.....................         --     $--       $ 48,793
Issuance of common stock
  under stock options and
  warrants.................         --      --            132
Issuance of capital stock
  for cash proceeds, net of
  direct expenses of
  approximately $23.4
  million..................  4,269,440      42        150,705
Exchange of Class A common
  shares for Class B common
  and Series D preferred
  shares...................         --      --             --
Reclassification of Class A
  common subject to put
  option...................         --      --          2,983
Compensation charges for
  stock-based
  compensation.............         --      --         28,249
                             ---------     ---       --------
Balance at January 31,
  2000.....................  4,269,440     $42       $230,862
                             =========     ===       ========

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(2) SUBSEQUENT EVENTS (CONTINUED)
    Shares of Class A common stock issued under stock options and warrants included 35,300 shares issued under the MJD Communications, Inc. Stock Incentive Plan (1998 Plan), 255,360 shares issued under the 1995 Stock Option Plan (1995
Plan), and 16,580 shares issued pursuant to warrants in a cashless exercise. Options surrendered in lieu of cash were 5,300 under the 1998 Plan and 4,980 under the 1995 Plan. Following the conversion of these Class A common shares into Series D preferred shares, the newly issued Series D preferred shares were sold to a new principal shareholder of the Company.

    At a price of $13.12 per share, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of Class B common stock and 4,269,440 shares of Class C common stock. Net proceeds from the issuance of capital stock was $159,282,000. Direct costs of approximately $23.4 million associated with the issuance of this capital stock were recorded as a reduction to paid-in capital. These costs included approximately $9.6 million of transaction fees and expenses paid to a new principal shareholder, transaction fees of $8.4 million which will be accrued to be paid to an existing shareholder upon liquidation of their holdings, and $0.4 million for services rendered in consummating the transaction paid to a law firm in which a partner of the firm is a shareholder of the Company. The Company also entered into advisory and consulting agreements with both principal shareholders which require payments to each of approximately $500,000 per annum by the Company through December 31, 2006.

    The Company reacquired 25,087,800 Class A common shares in exchange for 16,787,800 shares of Series D preferred stock and 8,300,000 shares of Class B common stock. The Class A common shares were retired upon reacquisition.

    ISSUANCE AND REPAYMENT OF DEBT

    In January 2000, FairPoint borrowed an additional $5,400,000 under its convertible senior secured revolving credit facility. On January 20, 2000, the Company repaid borrowings of $75,196,802 under the Company's senior secured credit facility and $27,146,966 under FairPoint's credit facility including accrued interest of $196,309. Interest expense on these borrowings was approximately $1.4 million during 1999.

    RELEASE OF PUT OBLIGATION

    On January 20, 2000, the Company was released from put obligations associated with shareholder loan agreements secured by 1,752,000 shares of the Company's Class A common shares. As a result, the Company reclassified $3,000,000 from temporary equity to the permanent capital accounts of the Company.

    COMPENSATION EXPENSE

    On January 20, 2000, the Company's Board of Directors amended a grant of options to purchase 40,600 shares of the Company's Class A common stock under the 1998 Plan to make those options immediately exercisable and fully vested. The options were previously exercisable only upon the occurrence of a qualifying liquidating event, as defined under the 1998 Plan. A compensation charge of $463,002 was recognized in connection with the amendment of the options. As discussed above, these options to purchase shares of Class A common shares were exercised in January 2000, converted into Series D preferred shares, and sold to a new principal shareholder of the Company for cash.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(2) SUBSEQUENT EVENTS (CONTINUED)
    As discussed above, options to purchase 260,340 shares of Class A common stock under the 1995 Plan were exercised in January 2000, converted into Series D preferred shares and sold to a new principal shareholder of the Company for cash. As a result, the Company recorded a compensation charge of $3,349,665.

    On January 20, 2000, certain of the Company's principal shareholders sold newly issued Series D preferred shares for cash to a third party. The transaction was subject to the requirements of shareholders' agreements whereby the selling shareholder is obligated to provide a cash payment to the Company's founding shareholders, including two employee-shareholders. (See also note 10.) In addition, another of the Company's principal shareholders transferred 1,093,060 shares of Series D preferred shares to the employee-shareholders in settlement of its cash payment obligation under the shareholders' agreements. As a result of these transactions, the Company recognized a compensation charge of $8,510,626.

    On February 23, 2000, the Company's board of directors approved a transaction whereby the Company will grant stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (FairPoint Plan) in consideration of the cancellation of all options previously granted under the FairPoint Plan. FairPoint also intends to provide a bonus program for option holders in order to maintain the same economic benefits as previously existed under the FairPoint Plan. Under the transaction, which is pending ratification by the FairPoint option holders, the Company will grant options to purchase 1,618,820 shares of Class A common stock under the 1998 Plan at an exercise price of $3.28 per share. Upon cancellation of the Fairpoint options, the Fairpoint Plan will be terminated. The total compensation charge of $15,925,718 related to the option grant will be amortized over the vesting period of five years. This charge has been reflected in the unaudited pro forma balance sheet as of December 31, 1999 as unearned compensation and an increase to additional paid-in capital. The vesting period may accelerate in the event of a change in control, as defined in the plan agreement. FairPoint also intends to provide a cash bonus of $5,308,573 to its employees, which will be amortized over the vesting period of five years. In connection with this transaction, the Company increased the number of shares authorized under the 1998 Plan to 9,817,482 shares.

(3) ACQUISITIONS

    Certain subsidiaries of MJD acquired telephone properties through a number of acquisitions in 1998 and 1999.

    On March 30, 1998, the Company acquired 100% of the common stock of Taconic. On April 30, 1998, the Company acquired 100% of the common stock of Ellensburg. On June 1, 1998, the Company acquired 100% of the common stock of Chouteau. On November 6, 1998, the Company acquired 100% of the common stock of Utilities. The aggregate purchase price for these acquisitions was $224.1 million.

    On February 1, 1999, the Company acquired 100% of the common stock of Ravenswood. On February 16, 1999, the Company acquired 100% of the common stock of Columbus. On April 30, 1999, the Company acquired 100% of the common stock of Union, Armour and WMW. On September 1, 1999, the Company acquired 100% of the common stock of Yates. On December 17, 1999 the Company acquired 100% of the common stock of Orwell. The aggregate purchase price for these acquisitions was $75.3 million.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(3) ACQUISITIONS (CONTINUED)
    Acquisition costs were approximately $0.9 million and $1.2 million in 1999 and 1998, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately
$36.7 million and $156.5 million and has been recognized as goodwill in 1999 and 1998, respectively. The Company's allocation of purchase price for Orwell is preliminary because the Company has not been able to obtain all of the data required to complete the allocation for this recently acquired business.

    The allocation of the total net purchase price for the 1999 and 1998 acquisitions are shown on the table below:

                                                                1999           1998
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 25,484        27,539
Property, plant, and equipment..............................    18,675        85,161
Excess cost over fair value of net assets acquired..........    36,710       156,540
Other assets................................................    11,598        30,577
Current liabilities.........................................    (2,113)      (15,967)
Noncurrent liabilities......................................   (14,131)      (58,606)
                                                              --------       -------
    Total net purchase price................................  $ 76,223       225,244
                                                              ========       =======

    The Company has entered into agreements to acquire two additional rural local exchange carriers in 2000. The aggregate purchase price for the acquisitions is expected to approximate $245.0 million and will be financed through existing and new debt facilities and issuance of equity. (See notes 2 and 6.)

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

                                                               PRO FORMA YEARS
                                                             ENDED DECEMBER 31,
                                                           -----------------------
                                                              1999         1998
                                                           ----------   ----------
                                                           (DOLLARS IN THOUSANDS)
                                                                 (UNAUDITED)
Revenues.................................................   $156,627      135,706
Loss before extraordinary item...........................     30,912          193
Net loss.................................................     30,912        2,714

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(4) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment as of December 31, 1999 and 1998 is shown on the table below:

                                                               ESTIMATED
                                                            LIFE (IN YEARS)     1999        1998
                                                            ---------------   ---------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Land......................................................             --     $   1,640       1,442
Buildings and leasehold improvements......................          2--40        22,993      19,101
Telephone equipment.......................................          3--50       327,824     263,029
Cable equipment...........................................          3--20         1,615       5,332
Furniture and equipment...................................          3--32        13,433       9,333
Vehicles and equipment....................................          3--27        12,804      10,610
Computer software.........................................          3--10         3,567         365
                                                                              ---------   ---------
  Total property, plant, and equipment....................                      383,876     309,212
Accumulated depreciation..................................                     (205,580)   (166,891)
                                                                              ---------   ---------
  Net property, plant, and equipment......................                    $ 178,296     142,321
                                                                              =========   =========

    The composite depreciation rate for property and equipment was 7.36% in 1999, 7.39% in 1998, and 6.66% in 1997. Construction expenditures for 2000 are expected to approximate $123 million. The Company anticipates funding construction from operations and existing debt facilities.

(5) INVESTMENTS

    At December 31, 1999, the cost, unrealized holding gain, and fair value of Illuminet stock, the Company's only investment classified as available-for-sale, was $573,605, $6,753,275 and $7,326,880, respectively. The unrealized holding gain is reported as a separate component of comprehensive income, net of related taxes of $2,566,245. At December 31, 1998, Illuminet stock was carried at cost, as there was no readily determinable fair value. There were no sales of available-for-sale securities during 1999, 1998 and 1997.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(5) INVESTMENTS (CONTINUED)

    The Company's non-current investments consist of the following at December 31, 1999 and 1998:

                                                              1999       1998
                                                            --------   --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Investment in cellular companies and partnerships.........  $22,374     27,047
RTB stock.................................................   10,259      6,934
Illuminet stock...........................................       --        421
CoBank stock and unpaid deferred CoBank patronage.........    2,326      1,958
RTFC secured certificates and unpaid deferred RTFC
  patronage...............................................      688      1,055
Other nonmarketable minority equity investments...........      599        479
                                                            -------    -------
  Total investments.......................................  $36,246     37,894
                                                            =======    =======

    The investments in cellular partnerships accounted for under the equity method and the Company's ownership percentage as of December 31, 1999 follow:

Chouteau Cellular Telephone Company.........................    33.0%
GTE Ohio RSA #3 LP..........................................    25.0%
Illinois Valley Cellular RSA2--I Ptnrs......................    13.3%
Illinois Valley Cellular RSA2--II Ptnrs.....................    13.3%
Illinois Valley Cellular RSA2--III Ptnrs....................    13.3%
ILLINET Communications, LLC.................................     9.1%
Orange County-Poughkeepsie Limited Partnership..............     7.5%
Illinetworks, LLC...........................................     7.4%
ILLINET Communications of Central IL LLC....................     5.2%

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(6) LONG-TERM DEBT

    Long-term debt at December 31, 1999 and 1998 is shown below:

                                                               PRO FORMA
                                                                  1999
                                                              (SEE NOTE 2)     1999       1998
                                                              ------------   --------   --------
                                                              (UNAUDITED)        (DOLLARS IN
                                                                                 THOUSANDS)
Senior secured notes payable, variable rates ranging from
  8.13% to 10.00% at December 31, 1999, due 2004 to 2007....    $140,316     215,513    141,841
Senior subordinated notes due 2008:
  Fixed rate, 9.50%.........................................     125,000     125,000    125,000
  Variable rate, 10.32% at December 31, 1999................      75,000      75,000     75,000
Senior secured revolving note payable, variable rate of
  10.75% to 11.75% at December 31, 1999, due 2004...........          --      21,747         --
Senior notes payable to RTFC:
  Fixed rate, 9.20%, due 2009...............................       4,532       4,532      4,918
  Variable rates ranging from 6.95% to 8.80% at December 31,
    1999, due 2009..........................................       6,795       6,795      7,362
Subordinated promissory notes payable, 7.00%, due 2005......       7,000       7,000      7,000
First mortgage notes payable to Rural Utilities Service,
  fixed rates ranging from 8.72% to 10.78%, due 2009 to
  2016......................................................       6,459       6,459      6,679
Other debt, 5.75% to 9.50%, due 2000 to 2004................         349         349        312
                                                                --------     -------    -------
  Total outstanding long-term debt..........................     365,451     462,395    368,112
Less current portion........................................      (3,866)     (3,866)    (3,502)
                                                                --------     -------    -------
  Total long-term debt, net of current portion..............    $361,585     458,529    364,610
                                                                ========     =======    =======

    The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows:

FISCAL YEAR                                                (DOLLARS IN THOUSANDS)
-----------                                                ----------------------
2000.....................................................         $  3,866
2001.....................................................            4,425
2002.....................................................            4,601
2003.....................................................            4,766
2004.....................................................          112,247
Thereafter...............................................          332,490
                                                                  --------
                                                                  $462,395
                                                                  ========

    On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche
C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and an $85 million reducing revolving credit facility with a term of 6.5 years. Approximately $215.5 million senior secured notes payable were outstanding under the Credit Facility at December 31, 1999. Borrowings under the facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Euro dollar rate, plus an incremental rate

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(6) LONG-TERM DEBT (CONTINUED)
of 3.0%, 2.75%, and 2.5% for the Euro dollar margin and 2.0%, 1.75%, and 1.50% for the prime rate margins for the tranche C, tranche B, and revolver facility, respectively. The Credit Facility is secured by a perfected first priority pledge of the stock of certain subsidiaries of the Company as well as the promissory notes evidencing intercompany advances. The Credit Facility is also guaranteed by four of the Company's intermediary holding companies, subject to contractual or regulatory restrictions. The Company pays fees of 1/2 of 1% per annum on the aggregate unused portion of the revolver and tranche B commitment, in addition to an annual administrative agent's fee. The Company used an interest rate swap agreement, with a notional amount of $25 million, to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As discussed in note 2, the Company repaid $75.2 million of its borrowings under the Credit Facility in January 2000.

    On March 14, 2000, an additional $165 million was committed and available to the Company under the Credit Facility.

    The Credit Facility contains various restrictions, including those relating to payment of dividends by the Company. In management's opinion, the Company has complied with all such requirements or obtained a waiver letter for events of non-compliance. Substantially all assets of the Company are collateralized to secure the Credit Facility.

    On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the Fixed Rate Notes), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the Floating Rate Notes). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and November 1, 2000, respectively.

    The Fixed Rate Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2003 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.7% beginning May 1, 2003 to 100% beginning May 1, 2006 and thereafter, together with accrued interest to the redemption date and subject to certain conditions. Not withstanding the foregoing, on or prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

    The Floating Rate Notes are redeemable, in whole or in part, at any time at the option of the Company, at redemption prices (expressed as a percentage of the principal amount) declining annually from 105% beginning May 1, 1998 to 100% beginning May 1, 2003 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

    The Fixed and Floating Rate Notes' indenture places certain restrictions on the ability of the Company to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions, and certain other payments),
(iii) incur liens, (iv) issue and sell stock of a subsidiary, (v) sell or otherwise dispose of property, business, or assets, (vi) enter into sale and leaseback transactions, (vii) engage in

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(6) LONG-TERM DEBT (CONTINUED)
business other than the telecommunications business, and (viii) engage in transactions with affiliates. In management's opinion, the Company has complied with all such requirements.

    The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

    On October 20, 1999, FairPoint closed a $100 million convertible senior secured revolving credit facility (the FairPoint Credit Facility). Under the FairPoint Credit Facility, funds are available on a revolving basis, for a period up to five years from the date of closing. Borrowings under the FairPoint Credit Facility are secured by all existing and future assets of FairPoint and by 100% of the stock of FairPoint's subsidiaries. Pursuant to the terms of the FairPoint Credit Facility, FairPoint is required to comply with certain financial covenants. Upon an uncured default of certain covenants or if the debt is not paid at final maturity, at the lenders' option, an exchange of all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of payment in-kind preferred stock issued by the Company shall be available as additional security. At December 31, 1999, FairPoint was in compliance with all financial covenants. Borrowings under the FairPoint Credit Facility are approximately $21.7 million at December 31, 1999. As discussed in note 2, the Company borrowed an additional $5,400,000 and repaid all borrowings of $27,146,966 under the FairPoint Credit Facility in January 2000.

    In conjunction with the senior notes payable to RTFC, one of the Company's subsidiaries, Utilities, is subject to restrictive covenants limiting the amount of dividends that may be paid. At December 31, 1999, Utilities was in compliance with these restrictions.

    The Company has available a line of credit, with a total maximum limit of $1,000,000, expiring in 2000. No borrowings have been made under this line of credit at December 31, 1999.

    The Company also has $752,000 unsecured demand notes payable to various individuals and entities with interest payable at 5.75%.

(7) EMPLOYEE BENEFIT PLANS

    The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 1999, 1998, and 1997, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $2,291,520, $1,163,906, and $422,069, for the years ended December 31, 1999,
1998 and 1997, respectively.

    In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were $61,583 for the year ended December 31, 1999.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
    C&E and Taconic also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E and Taconic match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were approximately $205,000 and $154,000, for the years ended December 31, 1999 and 1998, respectively.

    One of the Company's subsidiaries has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation before retirement. The plan benefits were frozen in 1998 in connection with the Company's acquisition of the subsidiary. There is no additional minimum pension liability required to be recognized and plan assets are sufficient to cover all plan obligations.

    Two of the Company's subsidiaries sponsor healthcare plans that provide postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. The liabilities for the postretirement medical benefits plans were not material to the consolidated financial statements at December 31, 1999 and 1998.

    Certain shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recorded compensation expense of approximately $3,386,000 in 1999.

(8) INCOME TAXES

    Income tax (expense) benefit before extraordinary item consists of the following components:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Current:
  Federal..........................................  $ (1,109)     346      (1,426)
  State............................................      (180)     (17)       (274)
                                                     --------    -----      ------
    Total current income tax (expense) benefit.....    (1,289)     329      (1,700)
                                                     --------    -----      ------
Investment tax credits.............................       193      130          31
                                                     --------    -----      ------
Deferred:
  Federal..........................................     5,819    1,047        (130)
  State............................................       892      606         (77)
                                                     --------    -----      ------
    Total deferred income tax (expense) benefit....     6,711    1,653        (207)
                                                     --------    -----      ------
    Total income income tax (expense) benefit......  $  5,615    2,112      (1,876)
                                                     ========    =====      ======

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(8) INCOME TAXES (CONTINUED)
    Total income tax (expense) benefit in 1999, 1998, and 1997, was different than that computed by applying U. S. federal income tax rates to earnings before income taxes. The reasons for the differences are shown below:

                                                       1999       1998       1997
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Computed "expected" tax (expense) benefit..........  $ 11,748    2,553      (1,585)
State income tax (expense) benefit, net of federal
  income tax benefit...............................       471      389        (232)
Amortization of investment tax credits.............       193      130          31
Goodwill amortization..............................    (1,559)    (887)       (186)
Change in fair value of put warrant obligation.....    (4,681)    (242)        100
Disallowed expenses and other......................      (557)     169          (4)
                                                     --------    -----      ------
  Total income tax (expense) benefit...............  $  5,615    2,112      (1,876)
                                                     ========    =====      ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                            1999           1998
                                                          --------       --------
                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Federal and state tax loss carryforwards..............  $ 1,056          1,032
  Employee benefits.....................................      586          1,010
  Allowance for doubtful accounts.......................      213            211
  Alternative minimum tax credits.......................    1,930          1,296
  Warrants issued in connection with early retirement of
    debt................................................       --            291
                                                          -------         ------
    Total gross deferred tax assets.....................    3,785          3,840
Less, valuation allowance...............................       --             --
                                                          -------         ------
    Net deferred tax assets.............................    3,785          3,840
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
    depreciation differences............................   16,605         17,242
  Goodwill, due to amortization differences.............    2,471          1,903
  Basis in investments..................................    8,949         11,424
  Unrealized gain on investments........................    2,566             --
                                                          -------         ------
    Total gross deferred tax liabilities................   30,591         30,569
                                                          -------         ------
    Net deferred tax liabilities........................  $26,806         26,729
                                                          =======         ======

    The Company has minimum tax credits of approximately $1.9 million which may be carried forward indefinitely. Management has concluded that no valuation allowance is required because the full benefit of the deferred tax assets will be realized through the future reversals of the deferred tax liabilities.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(9) WARRANTS

    In connection with the issuance of subordinated notes in 1994, the Company issued detachable warrants to purchase 10,000 shares of STE's common stock at the stated par value of $.01 per share. In conjunction with the retirement of the subordinated notes in 1997, MJD required STE to issue additional warrants to purchase 2,857 shares of STE's common stock. This noncash transaction was recognized as part of the loss on the early retirement of debt in 1998 as described in note 10. The agreement stipulates that the put/call price of the warrants should equal STE's net equity, as defined in the agreement, multiplied by the ratio of exercisable warrants to the number of shares of common stock outstanding on a fully-diluted basis on the date of the put or call.

    The Company recorded the obligation for the warrants based on the fair value of STE's common stock as determined by management, at the issuance date of the warrants. At each balance sheet date, the warrants were valued utilizing cash flow models that management also uses in valuing potential acquisitions. Those models estimate fair value using earnings before interest, taxes, depreciation, and amortization (EBITDA), and multiples of EBITDA for recent acquisitions of similar companies. The increase or decrease in fair value of the obligation for the warrants is recognized in earnings as interest expense. In December 1999, the Company purchased the STE warrants for $17.5 million. The increase in the value of the STE obligation during 1999 was $13.3 million.

    In addition, the Company previously issued warrants to purchase 7.69 shares, representing 7.14% of Sidney's common stock. The Company estimated the fair value of the warrants at the date of issuance and included the fair value in the initial allocation of purchase price for Sidney's common stock, with the related value of the warrants issued to minority shareholders included in the obligation for minority interests. In December 1999, the Company purchased the Sidney warrants for $0.5 million. The excess $0.4 million associated with the Sidney warrants was accounted for as an acquisition of minority interest and an increase to goodwill.

(10) STOCKHOLDERS' EQUITY AND RECAPITALIZATION

    Effective July 31, 1997, a recapitalization of the Company was completed. The Company issued 8,846,720 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately
$15.1 million (net of offering expenses of $925,602). These proceeds, together with additional borrowings of $39.2 million from CoBank and the issuance of subordinated promissory notes in the amount of $3.5 million, were utilized to repurchase and retire the remaining Series A preferred stock, all shares of Series C preferred stock not owned by members of management, and all the warrants and contingent warrants (the Warrants) to purchase the Company's
Class A common stock not owned by members of management for approximately
$35.0 million. The difference between the carrying value of the Series A and Series C preferred stock, and the Warrants and the price at which the stock was repurchased and retired ($24.5 million), was charged to retained earnings as it represents a return to the preferred shareholders. In conjunction with the recapitalization, STE also retired the subordinated notes payable of $11,562,133. As a result of retiring the subordinated debt of STE, the Company recognized an extraordinary loss of approximately $3.6 million (net of taxes of $2.3 million), consisting of prepayment penalties of approximately
$4.0 million, the write-off of existing deferred financing costs of approximately $1.1 million, and the issuance of additional put warrants valued at $750,000. The additional put warrants were issued to the holders of the STE warrants and debt in consideration of their consent to retire the STE debt (see also note 9).

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(10) STOCKHOLDERS' EQUITY AND RECAPITALIZATION (CONTINUED)

    In connection with the recapitalization of the Company, two of the Company's shareholders entered into shareholder agreements with the Company and its founding shareholders. At December 31, 1999, those two shareholders represented 2,834,160 shares (or 8.2%) of the Company's outstanding common stock. Under the shareholder agreement, the Company's founding shareholders are entitled to a cash payment as a result of the sale of the Company's common stock to a third party by either of the two shareholders. The amount of the cash payment is dependent upon the price of the shares sold and is contingent upon their continued employment. Because the amount of their payment is ultimately dependent upon their continuing employment, the Company will recognize compensation expense for their amount of cash payment in the event that an exit payment becomes due under their shareholder agreements. See note 2 for the amount of compensation expense recognized by the Company subsequent to December 31, 1999 as a result of these agreements.

    During 1997, a shareholder of MJD contributed the net assets of Holdings, totaling $150,000, in consideration for 29,000 shares of Class A common stock. Also in 1997, existing subordinated notes payable to stockholders of the Company in the amount of $923,500 were contributed as additional capital.

    In October 1997, an additional 875,880 shares of Class A common stock were issued for proceeds of $1.5 million.

    On March 30, 1998 and April 30, 1998, the Company issued a total of 18,590,800 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $31.8 million. These proceeds were used to finance the acquisition of Taconic and Ellensburg.

(11) STOCK OPTION PLANS

    The Company sponsors the 1995 Plan that covers officers, directors, and employees of the Company. The Company may issue qualified or nonqualified stock options to purchase up to 1,136,800 shares of the Company's Class A common stock to employees that will vest equally over five years from the date of employment of the recipient and are exercisable during years five through ten. In 1995, the Company granted options to purchase 852,800 shares at $0.25 per share. There were no options granted since 1995.

    The per share weighted-average fair value of stock options granted during 1995 was $0.65 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    In December 1998, the Company adopted the FairPoint Plan for employees of its subsidiary, FairPoint. Under the FairPoint Plan, participating employees are granted options to purchase common stock of FairPoint at exercise prices not less than the fair value of FairPoint common stock at the date of the grant. The FairPoint Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. All stock options have ten-year terms and vest in 25% increments on the second, third, fourth and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately.

    Shares issued to employees under the FairPoint Plan are subject to a call option by FairPoint. Under the call option, FairPoint may repurchase those shares held by terminating employees at fair value if the

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(11) STOCK OPTION PLANS (CONTINUED)
shares were held by the employee for a minimum holding period of not less than six months. The FairPoint Plan also provides for the reacquisition of common shares by FairPoint in the event of death or disability of the option-holder.

    At December 31, 1999, there were options available for grant of 114,500 additional shares under the FairPoint Plan. The per share weighted-average fair value of stock options granted during 1999 was $0.30 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 5.25%, and an estimated option life of ten years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    The Company applies APB Opinion No. 25 in accounting for its 1995 and FairPoint Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for 1999, 1998 and 1997 would not have been significantly reduced.

    Stock option activity for 1999, 1998, and 1997 under the 1995 and FairPoint Plans is summarized as follows:

                                                                                           FAIRPOINT
                                                                    1995 PLAN                PLAN
                                                          ------------------------------   ---------
                                                            1999       1998       1997       1999
                                                          --------   --------   --------   ---------
Outstanding at January 1................................  852,800    852,800    852,800          --
  Granted...............................................       --         --         --     970,500
  Exercised.............................................       --         --         --          --
  Canceled or forfeited.................................       --         --         --     (85,000)
                                                          -------    -------    -------     -------
Outstanding at December 31..............................  852,800    852,800    852,800     885,500
                                                          =======    =======    =======     =======
Exercisable at December 31..............................  852,800    781,720    611,160          --
                                                          =======    =======    =======     =======

    All options granted in 1999 under the FairPoint Plan had an exercise price of $0.50.

    See note 2 for a description of options exercised under the 1995 Plan and the cancellation of all options granted under the FairPoint Plan subsequent to December 31, 1999.

    In August 1998, the Company adopted the 1998 Plan. The 1998 Plan provides for grants of up to 5,124,400 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. In October 1998, the compensation committee of the Board of Directors approved a grant of 4,664,000 options at an exercise price of $1.71 per share. During 1999, an additional 214,000 options were granted at an exercise price of $2.74 per share and 70,000 options were forfeited. At December 31, 1999, a total of 4,808,000 options were outstanding. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(11) STOCK OPTION PLANS (CONTINUED)
ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of ten years from date of grant. The Company will accrue for compensation expense for the excess of the estimated fair value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. See note 2 for a description of transactions affecting the 1998 Plan occurring subsequent to December 31, 1999.

(12) REDEEMABLE PREFERRED STOCK

    The following is a summary of the Company's preferred stock:

                                                                              SERIES B
                                                 SERIES A PREFERRED          PREFERRED          SERIES C PREFERRED
                                                ---------------------   --------------------   ---------------------
                                                  SHARES      AMOUNT     SHARES     AMOUNT       SHARES      AMOUNT
                                                ----------   --------   --------   ---------   ----------   --------
                                                                       (DOLLARS IN THOUSANDS)
Balance at December 31, 1996..................   1,400,000    $8,738         --          --     3,661,200     1,952
Conversion of preferred stock.................     (18,000)     (112)        --          --            --        --
Repurchase of preferred stock.................  (1,382,000)   (8,626)        --          --    (3,400,880)   (1,822)
                                                ----------    ------    --------   ---------   ----------    ------
Balance at December 31, 1997..................          --        --         --          --       260,320       130
Repurchase of preferred stock.................          --        --         --          --      (260,320)     (130)
                                                ----------    ------    --------   ---------   ----------    ------
Balance at December 31, 1998..................          --    $   --         --    $     --            --    $   --
                                                ==========    ======    ========   =========   ==========    ======

    The Series A preferred stock, Series B preferred stock, and Series C preferred stock not owned by management were purchased and retired in connection with the 1997 recapitalization (see also note 10). The Series C preferred stock owned by management was purchased and retired in 1998.

    In conjunction with the issuance of the Series C preferred stock in 1996, the Company issued warrants to purchase 233,790 shares of the Company's Class A common stock. In association with the recapitalization, the Company repurchased warrants to purchase 217,210 shares and contingent warrants to purchase 129,600 shares. There were no contingent warrants outstanding at December 31, 1997, 1998, and 1999. The remaining warrants for 16,580 shares were exercised subsequent to December 31, 1999. (See note 2.)

(13) RELATED PARTY TRANSACTIONS

    During 1998, certain major shareholders of the Company pledged 1,752,000 shares of the Company's common stock as collateral under various loan agreements. Under the terms of the loan agreements, the Company is required, in the event of default by the shareholders, to repurchase the pledged shares for the lesser of (i) 100% of outstanding indebtedness plus accrued and unpaid interest, or (ii) $3.0 million. The Company has classified $3.0 million of equity as temporary equity for the value of common stock issued and subject to put options under these arrangements. See note 2 which describes the Company being released from this put obligation subsequent to December 31, 1999.

    During 1997, the Company entered into an agreement with MJD Partners, L.P. (Partners), at the time, a major shareholder of the Company. Under the terms of the agreement, Partners provided senior

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(13) RELATED PARTY TRANSACTIONS (CONTINUED) management and acquisition services to the Company. Partners was paid $1,020,000 under this agreement and this expense was classified with corporate expenses in 1997. This agreement was terminated on March 31, 1998, at which time $225,000 had been paid to Partners during 1998.

    The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. During 1999, 1998, and 1997, the Company paid $400,000, $250,000 and $45,833, respectively, in such fees to the equity investors and this expense was classified with corporate expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's Board of Directors meetings. During 1999 and 1998, the Company reimbursed the equity investors $49,627 and $117,204, respectively, for travel and other expenses. The advisory and consulting fees were increased to $500,000 per annum to be paid to each of the principal shareholders through December 31, 2006 in connection with the issuance and reacquisition of capital stock as described in note 2.

    The Company also has entered into a consulting agreement dated as of July 31, 1997 with an entity controlled by a certain shareholder pursuant to which the shareholder has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of the shareholder's out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The Company incurred expenses of $132,831 and $103,306 in 1999 and 1998, respectively, related to this consulting agreement. The agreement was paid by MJD Partners during 1997 and through March of 1998. This agreement was terminated on January 20, 2000.

    In 1997, a law firm, in which a partner of such law firm is a shareholder of the Company, was paid a total of $1,070,132, of which $38,872 was for general counsel services, which are classified with corporate expenses, $819,361 for services related to financings, which have been recorded as debt issue costs and equity issue costs, and $211,899 for new acquisitions, which have been capitalized as direct costs of acquisitions of subsidiaries. In 1998, this same law firm was paid $2,307,900, of which $289,156 was for general counsel services, which are classified with corporate expenses, $1,228,902 for services related to financings, which have been recorded as debt issue costs, and $789,842 for new acquisitions, which have been capitalized as direct costs of acquisitions of subsidiaries. In 1999, this same law firm was paid $336,835, of which $295,084 was for general counsel services, which are classified with corporate expenses and $41,751 for new acquisitions, which have been capitalized as direct costs of acquisitions of subsidiaries.

    See note 2 for related party transactions that occurred subsequent to December 31, 1999.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

    For the years ended December 31, 1999, 1998, and 1997, the Company paid interest of $49,071,977, $24,111,997 and $8,301,646, respectively.

    For the years ended December 31, 1999, 1998, and 1997, the Company paid income taxes of $7,519,755, $3,585,977 and $529,352, respectively.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(14) SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    In conjunction with the recapitalization in 1997, the Company issued subordinated promissory notes for $3.5 million for the repurchase of the Series A and Series C preferred stock. These subordinated promissory notes were paid during 1998.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    FIRST      SECOND     THIRD      FOURTH
                                                   QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                                   --------   --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
1999:
  Revenue........................................  $32,828     35,496     39,347     39,868    147,539
  Earnings (loss) before extraordinary item and
    minority interest............................   (1,815)    (2,945)    (3,453)   (20,727)   (28,940)
  Net loss.......................................   (1,841)    (2,958)    (3,472)   (20,769)   (29,040)
                                                   =======     ======     ======    =======    =======
1998:
  Revenue........................................   14,555     23,079     25,642     28,731     92,007
  Earnings (loss) before extraordinary item and
    minority interest............................      634       (428)    (1,517)    (4,088)    (5,399)
  Net loss.......................................   (1,912)      (440)    (1,548)    (4,100)    (8,000)
                                                   =======     ======     ======    =======    =======

    In 1999, the Company recognized interest expense of approximately
$13.3 million attributable to the purchase of STE warrants discussed in note 9, of which approximately $11.6 million was recognized during the fourth quarter. In 1999, the Company recognized compensation expense of approximately
$3.4 million attributable to stock appreciation rights discussed in note 7, of which approximately $2.9 million was recognized during the fourth quarter.

    During the first quarter of 1998, the Company recognized a loss on the early retirement of debt of approximately $4.3 million, which reduced net earnings by approximately $2.5 million.

(16) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND DEMAND
     NOTES PAYABLE

    The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENTS

    Investments available-for-sale are carried at their fair value which approximates $7.3 million at December 31, 1999 (see also note 5).

    Non-current investments do not have a readily determinable fair value (not publicly traded). On an annual basis, management determines a fair value of its investments based on the financial performance of the investee, the fair value of similar investments, and in certain instances, based on traditional valuation models used by industry analysts. At December 31, 1999, the Company had investments with a carrying value of approximately $36.2 million and estimated fair value of approximately $57.8 million.

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(16) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1999, the Company had long-term debt with a carrying value of approximately $462.4 million and estimated fair value of approximately $447.6 million.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt in 1998. The fair value of these swaps was approximately $1.0 million at December 31, 1999. The fair value indicates an estimated amount the Company would receive if the contracts were cancelled or transferred to other parties.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumption could significantly affect the estimates.

(17) MAJOR CUSTOMERS

    Compensation for interstate access services is based on reimbursement of costs and an allowed rate of return. This compensation is received from the NECA in the form of monthly settlements. Such compensation amounted to 25.4%, 27.3% and 30.0% of revenues in 1999, 1998, and 1997, respectively. The Company also derives significant revenues from Bell Atlantic, principally from network access and billing and collecting service. Such compensation amounted to 10.9%, 10.4% and 16.3% of revenues in 1999, 1998, and 1997, respectively.

(18) REPORTABLE SEGMENTS

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

    The Company's reportable segments are strategic business units that offer similar telecommunications related products and services in different markets. They are managed separately because each segment

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(18) REPORTABLE SEGMENTS (CONTINUED)
requires different marketing and operational strategies related to the providing of local and long distance telecommunications services.

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                 ILEC         CLEC
                                              OPERATIONS   OPERATIONS    TOTAL
                                              ----------   ----------   --------
Year ended December 31, 1999:
  Revenues from external customers..........   $135,890      11,649     147,539
  Intersegment revenues.....................         --       2,633       2,633
  Interest expense..........................     50,463         722      51,185
  Depreciation and amortization.............     30,876         756      31,632
  Income tax (expense) benefit..............     (2,337)      7,952       5,615
  EBITDA....................................     68,049     (19,887)     48,162
  Segment assets............................    485,574      31,297     516,871
  Expenditures for segment assets...........     28,293      15,216      43,509

                                                   ILEC         CLEC
                                                OPERATIONS   OPERATIONS    TOTAL
                                                ----------   ----------   --------
Year ended December 31, 1998:
  Revenues from external customers............   $ 88,946        3,061     92,007
  Intersegment revenues.......................         --          516        516
  Interest expense............................     27,170           --     27,170
  Depreciation and amortization...............     20,034           55     20,089
  Income tax benefit..........................        267        1,845      2,112
  Extraordinary items--loss on early
    retirement of debt........................      2,521           --      2,521
  EBITDA......................................     42,099       (4,952)    37,147
  Segment assets..............................    436,838        5,576    442,414
  Expenditures for segment assets.............     10,912        1,521     12,433

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 1998, AND 1997

(18) REPORTABLE SEGMENTS (CONTINUED)
    A reconciliation of reportable segment amounts to the Company's consolidated balances for the years ended December 31, 1999 and 1998 is as follows:

                                                             1999       1998
                                                           --------   --------
Revenues:
  Total revenue for reportable segments..................  $150,172    92,523
  Elimination of intersegment revenue....................    (2,633)     (516)
                                                           --------   -------
      Total consolidated revenue.........................  $147,539    92,007
                                                           ========   =======
EBITDA to net loss:
  EBITDA.................................................  $ 48,162    37,147
  Other components of EBITDA:
    Depreciation and amortization........................   (31,632)  (20,089)
    Interest expense.....................................   (51,185)  (27,170)
    Income tax expense...................................     5,615     2,112
                                                           --------   -------
      Net loss...........................................  $(29,040)   (8,000)
                                                           ========   =======
Assets:
  Total assets for reportable segments...................  $516,871   442,414
  Consolidating and eliminating adjustments..............      (616)     (302)
                                                           --------   -------
      Consolidated total.................................  $516,255   442,112
                                                           ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of the Company are listed below. Executive officers are generally elected annually by the Board of Directors to serve, subject to the discretion of the Board of Directors, until their successors are appointed. There are currently seven members of the Board of Directors.

NAME                                          AGE                       POSITION
----                                        --------                    --------
Daniel G. Bergstein.......................     56      Co-Founder, Director

Jack H. Thomas............................     58      Co-Founder, Chairman of the Board of
                                                       Directors, President and Chief Executive
                                                       Officer

Eugene B. Johnson.........................     52      Co-Founder, Vice Chairman of the Board of
                                                       Directors, Executive Vice President,
                                                       Assistant Secretary

Walter E. Leach, Jr.......................     48      Senior Vice President, Chief Financial
                                                       Officer and Secretary

John P. Duda..............................     52      President and Chief Executive Officer--
                                                       Telecom Group

G. Brady Buckley..........................     40      President and Chief Executive Officer of
                                                       FairPoint Communications Corp.

Timothy W. Henry..........................     44      Vice President of Finance, Treasurer and
                                                       Assistant Secretary

George Matelich...........................     43      Director

Frank K. Bynum, Jr........................     37      Director

Anthony DiNovi............................     37      Director

Kent R. Weldon............................     32      Director

    DANIEL G. BERGSTEIN. Mr. Bergstein is a founder and has been a Director of the Company since 1991. Mr. Bergstein served as Chairman of the Board of Directors of the Company from 1991 until August 1998. Since 1988, Mr. Bergstein has been a senior partner in the New York office of the international law firm Paul, Hastings, Janofsky & Walker LLP, where he is the Chairman of the Firm's National Telecommunications Practice. Mr. Bergstein is a corporate and securities lawyer, specializing in mergers and acquisitions and corporate finance transactions.

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

    EUGENE B. JOHNSON. Mr. Johnson is a founder and has been a Director of the Company since 1991. Mr. Johnson served as Senior Vice President of the Company from 1993 to 1998 and has served as Executive Vice President since
February 1998. Mr. Johnson has served as Vice Chairman of the Company since August 1998. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. From 1980 to 1985, Mr. Johnson served as President of a cable television construction and engineering company. Mr. Johnson currently is a director of OPASTCO, the primary industry organization for small independent telephone companies and serves on its membership, education and finance committees.

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

    TIMOTHY W. HENRY. Mr. Henry has served as Vice President of Finance and Treasurer of the Company since December 1997. From 1992 to December 1997,
Mr. Henry served as Vice President/Portfolio Manager at CoBank, ACB, and managed a $225 million telecommunications loan portfolio, which included responsibility for CoBank's relationship with the Company.

    GEORGE E. MATELICH. Mr. Matelich has served as a Director of the Company since July 1997. Mr. Matelich is currently a Managing Director of Kelso, with which he has been associated since 1985.

Mr. Matelich serves on the Boards of Directors of GlobeNet Communications Group Limited and Humphreys, Inc. Mr. Matelich is also a Trustee of the University of Puget Sound.

    FRANK K. BYNUM, JR. Mr. Bynum has served as a Director of the Company since May 1998. He is also a Managing Director of Kelso. Mr. Bynum joined Kelso in 1987 and has held positions of investing responsibility at Kelso prior to becoming a Managing Director. Mr. Bynum is a director of CDT Holdings, plc, Citation Corporation, Cygnus Publishing, Inc., HCI Direct, Inc., iXL Enterprises, Inc. and 21st Century Newspapers, Inc. Mr. Bynum received a B.A. in History from the University of Virginia.

    ANTHONY DINOVI. Mr. DiNovi has served as a Director of the Company since January 2000. He has served as a Managing Director of Thomas H. Lee Partners, L.P. since 1988. Prior to joining Thomas H. Lee Partners, L.P., Mr. DiNovi was in the Corporate Finance Department at Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of Big Flower Holdings, Inc., CelPage, Inc., Columbine JDS Systems, Inc., Eye Care Centers of America Inc., Fisher Scientific International, Inc., LiveWire Systems, LLC, ProcureNet, Inc., Safelite Glass Corp. and Tibbar, LLC. Mr. DiNovi received an A.B. in Social Studies from Harvard College and a M.B.A. from the Harvard Graduate School of Business Administration.

    KENT R. WELDON. Mr. Weldon has served as a Director of the Company since January 2000. He is a Vice President of Thomas H. Lee Partners, L.P. Mr. Weldon worked at the firm from 1991 to 1993 and rejoined it in 1995. From 1989 to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Fisher Scientific International, Inc., and Syratech Corporation. Mr. Weldon received a B.A. in Economics and Arts and Letters Program for Administration from the University of Notre Dame and an M.B.A. from the Harvard Graduate School of Business Administration.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid or accrued for services rendered to the Company or its subsidiaries in all capacities, for the year ended December 31, 1999, by the Chief Executive Officer and each of the other four most highly-compensated officers of the Company employed as of December 31, 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                                   AWARDS(1)
                                                    ANNUAL COMPENSATION           ------------
                                             ----------------------------------    NUMBER OF
                                                                      OTHER        SECURITIES
                                                                      ANNUAL       UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR         SALARY     BONUS     COMPENSATION   OPTIONS/SARS   COMPENSATION
---------------------------    --------      --------   --------   ------------   ------------   ------------
Jack H. Thomas...............     1999       $330,000   $180,000     $ 96,470              --            --
  Chief Executive Officer and     1998        309,000    150,000       86,851       1,300,000            --
  President                       1997        300,000     82,500       69,128              --            --

Eugene B. Johnson............     1999       $264,000   $132,000     $ 76,354              --            --
  Executive Vice President        1998        240,000    120,000       52,525       1,195,000            --
  and Assistant Secretary         1997        240,000     62,000       29,535              --            --

John P. Duda.................     1999       $150,000   $ 75,000     $ 61,265              --            --
  President and Chief             1998        140,000     49,000       41,775         410,000            --
  Executive Officer--Telecom      1997        131,000     31,000       24,018              --            --
  Group

Walter E. Leach, Jr..........     1999       $150,000   $ 80,000     $ 40,806              --            --
  Senior Vice President,          1998        130,000     62,942       34,255         650,000            --
  Chief Financial Officer and     1997        108,000     32,400       15,598              --            --
  Secretary

G. Brady Buckley.............     1999       $267,500   $240,000     $108,055         300,000(3)         --
  CEO and President--             1998(2)     125,000     90,000            0              --            --
  FairPoint Communications,       1997                                                     --            --
  Inc

------------------------

(1) Share numbers are pro forma for the Stock Split.

(2) Represents six months of compensation.

(3) Represents options to purchase common stock of FairPoint under the FairPoint Plan. These will be converted to options to purchase Class A Common Stock of MJD in April of 2000.

STOCK OPTION PLAN

    The Company's Stock Option Plan (the "Plan") was adopted on February 22, 1995. The Plan provides for the grant of options to purchase up to an aggregate of 1,136,800 shares of the Class A Common Stock. The Plan is administered by the Board of Directors, which makes discretionary grants of options to officers or directors and employees of the Company.

    Options granted under the Plan may be incentive stock options, which qualify for favorable Federal income tax treatment under Section 422A of the Internal Revenue Code of 1986, or Nonstatutory Stock Options.

    The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by the Board, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by the Company and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the Board of Directors. As of December 31, 1999, the Board of Directors had granted options to purchase at $0.25 per share a total of 852,800 shares of the Class A Common Stock to officers, directors and employees.

    Options granted under the Plan are nontransferable, other than by will or by the laws of descent and distribution.

    In connection with the Equity Financing, a total of 260,340 options were exercised and the underlying shares were sold.

1998 STOCK INCENTIVE PLAN

    In August 1998, the Company adopted the MJD Communications, Inc. Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants to members of management of up to 5,124,400 nonqualified options to purchase Class A Common Stock, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. In October 1998, the compensation committee of the Board of Directors approved a grant of 4,664,000 options at an exercise price of $1.71 per share after giving pro forma effect to the Stock Split. During 1999, an additional 214,000 options were granted at an exercise price of $2.74 per share and 70,000 options were forfeited. At December 31, 1999, a total of 4,808,000 options were outstanding after giving pro forma effect to the Stock Split. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock occurs, or other changes in control, as defined, occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. Options have a term of ten years from date of grant. The Company will accrue as a compensation expense the excess of the estimated fair value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

    In connection with the Equity Financing, 40,600 options were exercised and the underlying shares were sold.

    In December 1998, FairPoint adopted the FairPoint Communications Corp. Stock Incentive Plan (the "FairPoint Plan") for its employees. Under the FairPoint Plan, participating employees may be granted options to purchase common stock of FairPoint at exercise prices not less than the fair value of FairPoint common stock at the date of the grant. The FairPoint Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. Shares issued to employees under the FairPoint Plan are subject to a call option by FairPoint. Under the call option, FairPoint may repurchase those shares held by terminating employees at fair value if the shares were held by the employee for a minimum holding period of not less than six months. The FairPoint Plan also provides for the reacquisition of common shares by FairPoint in the event of death or disability of the option-holder. During 1999, the compensation committee approved grants of 970,500 options. Of these grants, 85,000 options were forfeited. No options were granted under the FairPoint Plan during fiscal year 1998. All options granted in 1999 under the FairPoint Plan had an exercise price of $0.50.

    In February 2000, the Board approved a conversion of all of the FairPoint options to MJD options. The conversion, which is expected to be completed in April, 2000, will result in 885,500 options to purchase common stock of FairPoint being converted into an aggregate of 1,618,820 options to purchase Class A Common Stock with an exercise price of $3.28 per share. Upon completion of the conversion, the FairPoint Plan will be terminated.

WARRANTS

    Certain members of management were issued warrants to purchase Class A Common Stock in connection with their purchases of shares of Series C Preferred Stock of the Company in 1996. The Company has since redeemed all of the outstanding Series C Preferred Stock. The warrants were exercisable into 16,580 shares of Common Stock at an exercise price of $0.01 per share. On January 20, 2000, the warrants were exercised and the underlying shares were sold in connection with the Equity Financing.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

    The following table sets forth the information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1999, the number of securities underlying options at the 1999 year end and the year end value of all unexercised in-the-money options held by such individuals (after giving pro forma effect to the Stock Split).

                                                             NUMBER OF SECURITIES
                                                                  UNDERLYING               VALUE OF UNEXERCISED
                                                                  UNEXERCISED                  IN-THE-MONEY
                              SHARES                            OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                           ACQUIRED ON    VALUE REALIZED      FISCAL YEAR-END (#)              YEAR-END ($)
NAME                       EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                       ------------   --------------   -------------------------   ----------------------------
Jack H. Thomas...........          --             --          1,586,260/1,300,000         $18,508,879/14,825,200
Eugene B. Johnson........          --             --          1,412,320/1,195,000          16,424,958/13,627,780
Walter E. Leach, Jr......          --             --              795,160/650,000           10,971,431/7,412,600
John P. Duda.............          --             --              626,500/410,000            9,157,452/4,675,640
G. Brady Buckley.........          --             --              300,000/300,000(2)         7,194,000/7,194,000

------------------------

(1) Represents the difference between the exercise price and the fair market value of the Company's Class A Common Stock at December 31, 1999.

(2) Represents options to purchase common stock of FairPoint under the FairPoint Plan. These will be converted to options to purchase Class A Common Stock of MJD in April of 2000.

    In connection with the Equity Financing, 12,440 warrants and 300,940 options to purchase Class A Common Stock were exercised and the underlying shares were sold for aggregate proceeds of $3,975,836. In connection with this transaction, the Board approved the acceleration of the vesting and exercise of 40,600 options owned by Mr. Leach. In addition, Mr. Leach and Mr. Duda also received an aggregate of $1,165,000 from certain stockholders of the Company in satisfaction of a portion of such stockholders' stock appreciation rights obligations to Messrs. Duda and Leach.

EMPLOYMENT AGREEMENTS

    In January 2000, the Company entered into employment agreements (the "Employment Agreements") with each of John P. Duda, Jack H. Thomas, Eugene B. Johnson and Walter E. Leach, Jr. (each an "Executive" and, collectively, the "Executives"). Each of the Employment Agreements provides for an employment period from January 20, 2000 until December 31, 2003 and provides that upon the termination of the Executive's employment due to a Change of Control (as defined below), the Executive is entitled to receive from the Company in a lump sum payment an amount equal to such Executive's base salary as of the date of termination for a period ranging from twelve months to twenty-four months. For purposes of the previous sentence, a "Change of Control" shall be deemed to have occurred if: (a) certain stockholders of the Company no longer own, either directly or indirectly, shares of capital stock of the Company entitling them to 51% in the aggregate of the voting power for the election of the directors of the Company, as a result of a merger or consolidation of the Company, a transfer of capital stock of the

Company or otherwise, or (b) the Company sells, assigns, conveys, transfers, leases or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of its property or assets to any other person or entity. In addition, the Company has agreed to maintain the Executives' long term disability and medical benefits for a similar period. In the event that any Executive's employment with the Company is terminated without cause and not as a result of a Change of Control, such Executive is entitled to receive a lump sum payment from the Company in an amount equal to such Executive's base salary for a period ranging from six months to twelve months and is also entitled to long term disability and medical benefits for a similar period. In the event that any Executive's employment is terminated for cause or by Executive without good reason, such Executive is not entitled to any benefits pursuant to the Employment Agreements.

ITEM 12. SECURITY OWNERSHIP AND BENEFICIAL MANAGEMENT

    The following table sets forth information regarding beneficial ownership of the Company's Class A Common Stock as of March 15, 2000 for (i) each of the Named Executive Officers and each director of the Company, (ii) all officers and directors of the Company as a group, and (iii) each stockholder of the Company who beneficially owns 5% or more of the Company's Class A Common Stock.

                                                               NUMBER OF
                                                                 SHARES      PERCENT OF
                                                              BENEFICIALLY   OUTSTANDING
                                                               OWNED (1)     SHARES (1)
                                                              ------------   -----------
Executive Officers and Directors:
Daniel G. Bergstein (2).....................................    2,155,140       18.7%
Jack H. Thomas (3)..........................................    1,757,600       14.9%
Eugene B. Johnson (4).......................................      640,380        5.5%
John P. Duda (5)............................................       95,060        0.8%
G. Brady Buckley............................................        7,640        0.1%
Walter E. Leach, Jr. (6)....................................          0.0        0.0%
George E. Matelich (7)......................................    5,655,768       49.1%
Frank K. Bynum, Jr. (7).....................................    5,655,768       49.1%
Anthony DiNovi (1)..........................................          0.0        0.0%
Kent R. Weldon (1)..........................................          0.0        0.0%
All Executive Officers and Directors as a group (10            10,311,588       58.0%
  stockholders).............................................
5% Stockholders:
Kelso Investment Associates V, L.P. and Kelso Equity            5,655,768       49.1%
  Partners V, L.P. (1)(7)...................................
  320 Park Avenue, 24(th) Floor
  New York, New York 10022

------------------------

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 11,523,308 shares of Class A Common Stock outstanding as of February 29, 2000

    As of February 29, 2000, THL owned 21,461,720 shares of Series D Preferred Stock and Kelso Investment Associates V, L.P. ("KIAV") and Kelso Equity Partners V, L.P. ("KEPV") owned 11,289,356 and 1,254,372 shares of Class B Common Stock, respectively. Each share of Series D Preferred Stock and each share of Class B Common Stock will be automatically converted into one share of Class A Common Stock upon the receipt of all required regulatory approvals. The Company does not expect to receive all such regulatory approvals within the next 60 days.

(2) Includes 2,155,140 shares owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and his immediate family.

(3) Includes 284,200 shares of Class A Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 1,300,000 shares of Class A Common Stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.

(4) Includes 213,200 shares of Class A Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 1,195,000 shares of Class A Common Stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.

(5) Includes 95,060 shares of Class A Common Stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 410,000 shares of Class A Common Stock issuable upon exercise of options that are not exercisable during the next 60 days.

(6) Does not include 609,400 shares of Class A Common Stock issuable upon exercise of options that are not currently exercisable of exercisable during the next 60 days.

(7) Includes 5,138,370 shares of Class A Common Stock owned by KIAV and 517,398 Class A shares of Common Stock owned by KEPV. KIAV and KEPV, due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David
    I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares of Class A Common Stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities. The business address for each such person and KIAV and KEPV is c/o Kelso & Company, 320 Park Avenue, 24th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL ADVISORY AGREEMENTS

    In connection with the Equity Financing, the Company entered into a Management Services Agreement with THL Equity Advisors IV, LLC, ("THL Advisors") dated as of January 20, 2000 and an Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 with Kelso, pursuant to which THL Advisors and Kelso provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Pursuant to these agreements, the Company pays to each of THL Advisors and Kelso annual advisory fees of $500,000 payable on a quarterly basis until December 31, 2006. In connection with the Equity Financing, the Company terminated its financial advisory agreement with Carousel and the original financial advisory agreement with Kelso. The Company paid advisory fees to Carousel and Kelso of $200,000 and $200,000 each in 1999.

CONSULTING AGREEMENT

    On January 20, 2000, the Company terminated a consulting agreement dated as of July 31, 1997 by and between the Company and an entity controlled by Daniel
G. Bergstein pursuant to which Mr. Bergstein agreed to provide general consulting and advice to the Company as reasonably requested from time to time. During 1999, the Company paid consulting fees under the consulting agreement of $132,831.

LEGAL SERVICES

    Daniel G. Bergstein, a senior partner of Paul, Hastings, Janofsky & Walker LLP ("Paul Hastings"), is a Director of the Company and a significant stockholder. Paul Hastings regularly provides legal services to the Company. For the year ended December 31, 1999, Paul Hastings was paid approximately $336,835 by the Company for legal services.

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

    In connection with the Equity Financing, the Company and its stockholders entered into a Stockholders Agreement dated as of January 4, 2000 (the "Stockholders Agreement") which contains certain provisions, including but not limited to: (i) the designation of members to the Board of Directors of the Company (including, initially, two members to be designated by THL, two members by Kelso and upon the receipt of all required regulatory approvals, the remaining members to be designated jointly by THL and Kelso), (ii) certain restrictions on transfers of shares by the stockholders of the Company,
(iii) the requirement that stockholders take certain actions upon the approval by a majority of the stockholders in connection with an initial public offering or a sale of the Company, (iv) the requirement of the Company to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (v) certain of the participation rights of certain stockholders in connection with a sale of shares by other stockholders, and
(vi) the right of the Company to purchase all (but not less than all) of the shares of a stockholder in the event of resignation or termination of employment or death or disability. The Stockholders Agreement also provides that the Company must obtain consent from THL and Kelso in order for the Company to incur debt in excess of $5 million.

    The Company and its stockholders entered into a Registration Rights Agreement dated as of January 20, 2000 (the "Registration Rights Agreement") pursuant to which the stockholders have the right in certain circumstances and, subject to certain conditions, to require the Company to register shares of Class A Common Stock held by them under the Securities Act. Under the Registration Rights Agreement, except in limited circumstances, the Company is obligated to pay all expenses in connection with such registration.

    In connection with the execution of the Stockholders' Agreement and the Registration Rights Agreement, the Company terminated its previous Stockholders' Agreement and Registration Rights Agreement, each dated July 31, 1997.

PURCHASE OF CLASS A COMMON STOCK BY MANAGEMENT

    In January 2000, 100,160 shares of the Company's Class A Common Stock were purchased by certain members of management for $1,313,749 as follows:

                                                                                         AGGREGATE
                                                            PER SHARE      NUMBER        PURCHASE
NAME OF MANAGEMENT PERSONNEL                                PRICE(A)    OF SHARES (B)      PRICE
----------------------------                                ---------   -------------   -----------
Richard Blumhagen.........................................  $13.1165          800       $ 10,493.20
Brady Buckley.............................................  $13.1165        7,640       $100,210.06
Ryan Cure.................................................  $13.1165        1,600       $ 20,986.40
Whit Edwards..............................................  $13.1165        8,000       $104,932.00
Patrick Eudy..............................................  $13.1165        5,700       $ 74,764.05
Dan Fine..................................................  $13.1165        1,600       $ 20,986.40
Leon Frazier..............................................  $13.1165        1,100       $ 14,428.15
Ross Fritz................................................  $13.1165          800       $ 10,493.20
Robert Gniadek............................................  $13.1165          800       $ 10,493.20
Mike Harrington...........................................  $13.1165          800       $ 10,493.20
Timothy Henry.............................................  $13.1165          800       $ 10,493.20
Lisa Hood.................................................  $13.1165        1,500       $ 19,674.75
Tom Iachetta..............................................  $13.1165          800       $ 10,493.20
Steve Lagasee.............................................  $13.1165          800       $ 10,493.20
Jack Morfield.............................................  $13.1165        2,000       $ 26,233.00
Patrick L. Morse..........................................  $13.1165        2,000       $ 26,233.00
Peter Nixon...............................................  $13.1165        3,200       $ 41,972.80
Jeff Tousa................................................  $13.1165        2,000       $ 26,233.00
Dana Twombly..............................................  $13.1165       22,000       $288,563.00
Dan Yamin.................................................  $13.1165          800       $ 10,493.20
Daren Yamin...............................................  $13.1165          800       $ 10,493.20
Neil Torpey...............................................  $13.1165       34,620       $454,093.23

------------------------

(a) The price per share has been adjusted on a pro forma basis to reflect the Stock Split.

(b) The number of shares have been adjusted on a pro forma basis to reflect the Stock Split.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                            MJD COMMUNICATIONS, INC.
                        INDEPENDENT AUDITORS' REPORT AND
                                    SCHEDULE
                  FORM 10-K SECURITIES AND EXCHANGE COMMISSION
                       DECEMBER 31, 1999, 1998, AND 1997
                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MJD Communications, Inc.:

    Under the date of March 1, 2000, we reported on the consolidated balance sheets of MJD Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

March 1, 2000
Lincoln, Nebraska

                                                                     SCHEDULE II

                   MJD COMMUNICATIONS, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                     ADDITIONS
                                        BALANCE AT     ADDITIONS     CHARGED TO     DEDUCTIONS     BALANCE AT
                                       BEGINNING OF      DUE TO      COSTS AND    FROM ALLOWANCE     END OF
DESCRIPTION                                YEAR       ACQUISITIONS    EXPENSES        (NOTE)          YEAR
-----------                            ------------   ------------   ----------   --------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Year ended December 31, 1999,
  allowance deducted from asset
  accounts, allowance for doubtful
  receivables........................      $704            70           634            487             921
Year ended December 31, 1998,
  allowance deducted from asset
  accounts, allowance for doubtful
  receivables........................      $ 49           621           390            356             704
Year ended December 31, 1997,
  allowance deducted from asset
  accounts, allowance for doubtful
  receivables........................      $ 58            --            --              9              49

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----

               /s/ DANIEL G. BERGSTEIN
     -------------------------------------------       Director                        March 30, 2000
                 Daniel G. Bergstein

                 /s/ JACK H. THOMAS                    Director, Chairman of the
     -------------------------------------------         Board of Directors, and       March 30, 2000
                   Jack H. Thomas                        Chief Executive Officer

                                                       Director, Vice Chairman of the
                /s/ EUGENE B. JOHNSON                    Board of Directors,
     -------------------------------------------         Executive Vice President and  March 30, 2000
                  Eugene B. Johnson                      Assistant Secretary

               /s/ GEORGE E. MATELICH
     -------------------------------------------       Director                        March 30, 2000
                 George E. Matelich

                 /s/ ANTHONY DINOVI
     -------------------------------------------       Director                        March 30, 2000
                   Anthony DiNovi

                 /s/ KENT R. WELDON
     -------------------------------------------       Director                        March 30, 2000
                   Kent R. Weldon

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
               /s/ FRANK K. BYNUM, JR.
     -------------------------------------------       Director                        March 30, 2000
                 Frank K. Bynum, Jr.

                                                       Senior Vice President, Chief
               /s/ WALTER E. LEACH JR.                   Financial Officer and
     -------------------------------------------         Secretary                     March 30, 2000
                 Walter E. Leach Jr.                     (Principal Financial
                                                         Officer)

                  /s/ LISA R. HOOD
     -------------------------------------------       Controller (Principal           March 30, 2000
                    Lisa R. Hood                         Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                 ------------------------------------------------------------  --------
         2.1            Stock Purchase Agreement, dated March 6, 1997 among the
                        Company, MJD Partners, L.P. Carousel Capital Partners, L.P.,
                        Kelso Investment Associates V, L.P. and Kelso Equity
                        Partners, V, L.P., as amended*..............................

         2.2            Stock Purchase Agreement dated as of March 28, 1996 among
                        MJD Services Corp., Rick A. Moore, Tom D. Moore, Penta-Gen
                        Investments, Inc., and Odin Telephone Exchange, Inc.*.......

         2.3            Agreement and Plan of Merger dated as of March 27, 1998 by and among MJD Ventures, Inc., Utilities Acquisition Corp.
                        and Utilities, Inc.*........................................

         2.4            Agreement and Plan of Merger dated as of August 6, 1996
                        among MJD Holdings Corp., C&E Acquisitions Corp. and
                        Chautauqua and Erie Telephone Corporation*..................

         2.5            Stock Purchase Agreement dated as of September 24, 1996
                        among MJD Holdings Corp., Kadoka Telephone Co., Bruce G.
                        Conlee and Virginia L. Conlee*..............................

         2.6            Stock Purchase Agreement dated as of June 24, 1997 among MJD
                        Ventures, Inc., Gary Porter, Virginia M. Porter, Renee
                        Porter, C-R Communications, Inc., C-R Telephone Company and
                        certain stockholders*.......................................

         2.7            Agreement and Plan of Merger dated as of September 2, 1997 among MJD Holdings Corp., Taconic Acquisition Corp. and
                        Taconic Telephone Corp.*....................................

         2.8            Agreement and Plan of Merger, dated December 31, 1998 among
                        MJD Ventures, Inc., Ellensburg Acquisition Corp. and
                        Ellensburg Telephone Company*...............................

         2.9            Agreement and Plan of Merger dated as of March 12, 1998
                        among MJD Communications, Inc., Chouteau Acquisitions Corp.,
                        Chouteau Telephone Company and certain shareholders of
                        Chouteau Telephone Company*.................................

         2.10           Stock Purchase Agreement dated as of October 16, 1998 among
                        MJD Services Corp., Carla J. Brownlee and Ravenswood
                        Communications, Inc. .......................................

         2.11           Stock Purchase Agreement dated as of December 24, 1998 by
                        and among MJD Services Corp., Armour Independent Telephone
                        Co., Bridgewater-Canistota Independent Telephone Co. and the
                        other parties thereto.......................................

         2.12           Stock Purchase Agreement dated as of December 24, 1998 by
                        and among MJD Services Corp., Union Telephone Company of
                        Hartford, Union TelNET, KM Satellite, Inc. and the other
                        parties thereto.............................................

         2.13           Stock Purchase Agreement dated as of December 24, 1998 by
                        and among MJD Services Corp., WMW Cable TV Co. and the other parties thereto.............................................

         2.14           Stock Purchase Agreement dated as of January 12, 1999 by and among MJD Services Corp., Cambridge Telephone Company and
                        Yates City Telephone Company................................

         2.15           Stock Purchase Agreement dated as of February 16, 1999 by
                        and among MJD Ventures, Inc., Columbus Grove Telephone
                        Company and the other parties thereto.......................

         2.16           Stock Purchase Agreement dated as of June 17, 1999 by and
                        among MJD Ventures, Inc., the Orwell Telephone Company and the other parties thereto...................................

         2.17           Stock Purchase Agreement dated as of December 10, 1999 by
                        and among MJD Ventures, Inc., Peoples Mutual Telephone
                        Company and the other parties thereto.......................

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                 ------------------------------------------------------------  --------
         2.18           Stock Purchase Agreement dated as of December 23, 1999 by
                        and among MJD Ventures, Inc., TPG Communications, Inc., TPG
                        Partners, L.P., TPG Parallel I, L.P., J. Milton Lewis and
                        Robert DiPauli..............................................

         3.1            Fifth Amended and Restated Certificate of Incorporation of
                        the Company.................................................

         3.2            Amended and Restated By-Laws of the Company*................

         3.3            Certificate of Designation of Series D Preferred Stock of
                        the Company.................................................

         4.1            Indenture, dated as of May 5, 1998, between the Company and
                        United States Trust Company of New York, as trustee,
                        relating to the Company's $125,000,000 9 1/2% Senior
                        Subordinated Notes due 2008 and $75,000,000 Floating Rate
                        Callable Securities due 2008*...............................

         4.2            Form of Initial Fixed Rate Security*........................

         4.3            Form of Initial Floating Rate Security*.....................

         4.4            Form of Exchange Fixed Rate Security*.......................

         4.5            Form of Exchange Floating Rate Security*....................

         4.6            Form of Purchase Agreement dated as of April 30, 1998
                        between the Company and the Initial Purchasers named
                        therein*....................................................

         4.7            Registration Agreement dated as of April 30, 1998 between
                        the Company and the Initial Purchasers named therein*.......

        10.1            Credit Agreement dated as of March 30, 1998 among the
                        Company, various lending institutions, NationsBanc of Texas,
                        N.A. and Bankers Trust Company..............................

        10.2            Form of B Term Note*........................................

        10.3            Form of C Term Note--Floating Rate*.........................

        10.4            Form of C Term Note--Fixed Rate*............................

        10.5            Form of RF Note*............................................

        10.6            Form of AF Note*............................................

        10.7            Subsidiary Guarantee dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company*....................................................

        10.8            Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee*...................

        10.9            Capital Contribution Agreement, dated as of March 27, 1998 among Kelso Investment Associates V, L.P., Kelso Equity
                        Partners V, L.P., Carousel Capital Partners, L.P., MJD
                        Communications, Inc. and Bankers Trust Company*.............

        10.10           Stockholder's Agreement, dated as of July 31, 1997 among
                        Kelso Investment Associates V, L.P., Kelso Equity Partners
                        V, L.P., Carousel Capital Partners V, L.P., the Company and
                        MJD Partners, L.P.*.........................................

        10.11           Registration Rights Agreement, dated as of July 31, 1997
                        among Kelso Investment Associates V, L.P., Kelso Equity
                        Partners, L.P., the Company and MJD Partners, L.P.*.........

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                 ------------------------------------------------------------  --------
        10.12           Financial Advisory Agreements, dated as of July 31, 1997
                        among the Company, MJD Holdings Corp. and affiliates of each of Kelso Investment Associates V, L.P., Kelso Equity
                        Partners, L.P. and Carousel Capital Partners, L.P.*.........

        10.13           Share Exchange Agreement, dated as of July 31, 1997 between the Company and MJD Partners, L.P.*.........................

        10.14           Contribution Agreement, dated as of July 31, 1997 between
                        Meyer Haberman, Jack H. Thomas, Eugene B. Johnson and Bugger
                        Associates, Inc. and MJD Partners, L.P.*....................

        10.15           Contribution Agreement, dated as of July 31, 1997 between
                        MJD Partners, L.P. and the Company*.........................

        10.16           Amended and Restated Class A Voting Common Stock Purchase
                        Warrants of the Company*....................................

        10.17           Consulting Agreement, dated as of July 31, 1997 between MJD
                        Partners, Inc. and Bugger Associates, Inc.*.................

        10.18           Severance Agreement, dated as of July 31, 1997 between ST
                        Enterprises, LTD and John P. Duda*..........................

        10.19           Severance Agreement, dated as of July 31, 1997 among the
                        Company, MJD Partners, Inc. and Eugene B. Johnson*..........

        10.20           Severance Agreement, dated as of July 31, 1997 between the
                        Company and Walter E. Leach, Jr.*...........................

        10.21           Severance Agreement, dated as of July 31, 1997 among the
                        Company, MJD Partners, Inc. and Jack H. Thomas*.............

        10.22           Amendment to Credit Agreement dated as of July 30, 1998,
                        among the Company, various lending institutions, NationsBanc of Texas, N.A. and Bankers Trust
                        Company*....................................................

        10.23           Form of Purchase Agreement and Subordination Agreement
                        between Bankers Trust Company and the Company*..............

        10.24           Stock Purchase Agreement dated as of January 4, 2000 by and among the Company, Thomas H. Lee Equity IV, L.P., Kelso
                        Investment Associates V, Kelso Equity Partners V, L.P.,
                        Carousel Capital Partners, L.P. and the other parties
                        thereto.*...................................................

        10.25           Stockholders' Agreement dated as of January 20, 2000 of the
                        Company.....................................................

        10.26           Registration Rights Agreement dated as of January 20, 2000 of the Company..............................................

        10.27           Management Services Agreement dated as of January 20, 2000 by and between the Company and THL Equity Advisors IV,
                        LLC. .......................................................

        10.28           Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between the Company and Kelso &
                        Company, L.P. ..............................................

        10.29           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between the
                        Company and JED Communications Associates, Inc. ............

        10.30           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between the
                        Company and Daniel G. Bergstein.............................

        10.31           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between the
                        Company and Meyer Haberman..................................

EXHIBIT                                                                                 PAGE
NUMBER                                          DESCRIPTION                             NO.
-------                 ------------------------------------------------------------  --------
        10.32           Subscription Agreement dated as of January 31, 2000 by and between the Company and each of the Subscribers party
                        thereto.....................................................

        10.33           Employment Agreement dated as of January 20, 2000 by and
                        between the Company and Jack Thomas.........................

        10.34           Employment Agreement dated as of January 20, 2000 by and
                        between the Company and Eugene Johnson......................

        10.35           Employment Agreement dated as of January 20, 2000 by and
                        between the Company and John P. Duda........................

        10.36           Employment Agreement dated as of January 20, 2000 by and
                        between the Company and Walter E. Leach, Jr. ...............

        10.37           Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among the Company and the other parties
                        thereto.....................................................

        10.38           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among the Company and the other parties
                        thereto.....................................................

        12              Ratio of Earnings to fixed charges calculation (filed
                        herewith)...................................................

        21              Subsidiaries of the Company.................................

        27              Financial Data Schedule.....................................

------------------------

*   Previously filed.