Form 10-K405/A
period 1999-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2000-05-11
CIK 1062613

================================================================================

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                            ----------------------
                                  FORM 10-K/A

                               (Amendment No. 1)

(Mark One)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended December 31, 1999.

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from _____ to _____

                       Commission File Number 333-56365

                            ----------------------

                        FAIRPOINT COMMUNICATIONS, INC.
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

                            ----------------------

       Registrant's Telephone Number, Including Area Code: (704) 344-8150.

        Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of March 15, 2000, the registrant had outstanding 11,522,488 shares of Class A Common Stock, 12,543,728 shares of Class B Common Stock and 4,269,440 shares of Class C Common Stock. None of the shares of Class A Common Stock or Class B Common Stock was held by non-affiliates. All of the shares of Class C Common Stock were held by non-affiliates and the Company estimates the market value of such shares as of March 15, 2000 was approximately $56 million.

================================================================================

          FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K/A

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

Item                                                                       Page
Number                                                                    Number
------                                                                    ------
        Index...........................................................       2

                                    PART I

1.      Business........................................................       3
2.      Properties......................................................       9
3.      Legal Proceedings...............................................       9
4.      Submission of Matters to a Vote of Security Holders.............       9

                                    PART II

5.      Market for Registrant's Common Equity and Related
        Stockholder Matters.............................................      10
6.      Selected Financial Data.........................................      11
7.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................      12
7A.     Quantitative and Qualitative Disclosures about Market Risk......      19
8.      Financial Statements and Supplementary Data.....................      20
9.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................      50

                                   PART III

10.     Directors and Executive Officers of the Registrant..............      51
11.     Executive Compensation..........................................      52
12.     Security Ownership and Beneficial Management....................      55
13.     Certain Relationships and Related Transactions..................      57

                                    PART IV

14.     Exhibits, Financial Statement Schedules, and Reports
        on Form 8K......................................................      58
        Independent Auditors Report and Schedule........................      58
        Signatures......................................................      60
        Exhibit Index

                                    PART I

   Except as otherwise provided, all information set forth herein is as of May 11, 2000.

   Except as otherwise required by the context, references in this Annual Report to the "Company," "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries.


ITEM 1. BUSINESS

Our Business

   We are a national, facilities-based provider of voice, data and Internet services. We began our business in 1993 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our inception, we have acquired 26 such companies, which currently operate in 16 states. In early 1998, we launched our competitive communications business by competing for business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this approach as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the nationwide roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide financial capacity to help fund our continued growth. For 1999, after giving effect to our acquisition of TPG Communications, Inc., we had revenues of $181.8 million.

   We believe that we have enjoyed strong success to date in terms of access lines added and market expansion. As of April 30, 2000, we provided service to over 280,000 access lines. This total includes approximately 214,000 access lines served by our traditional telephone companies. Approximately 80% of our traditional telephone company access lines serve residential customers.

   We believe that our traditional communications business is attractive due to limited competition and a favorable regulatory environment. In particular, pursuant to existing state and federal regulations, we are able to charge rates which enable us to recover our operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on our investment capital. Traditional telephone companies are characterized by stable operating results and strong cash flow margins.

   We believe that a substantial opportunity exists to provide our integrated suite of communications services to small- and medium-sized businesses in our target markets. We estimate that our target competitive communications markets nationwide represent approximately 7 million business access lines that generate approximately $12 billion of annual communications revenues. We expect these markets will display strong growth in future years driven by the increasing demand for data and Internet services by businesses. We intend to capitalize on this opportunity and have already deployed, or are in the process of deploying, a number of data applications, high-speed Internet access services and e-commerce solutions that are designed for our target customers. Our target markets also include approximately 15 million residential access lines, which we believe represent a future service opportunity for our company.

Business Strategy

   Our objective is to be the leading provider of voice, data and Internet services in our target markets. The key elements of our strategy are as follows:


  . Leverage established operations and infrastructure of our traditional telephone business to rapidly and cost-effectively build our national competitive communications presence. We will continue to utilize the existing infrastructure of our 26 traditional telephone companies. We believe this provides a unique platform from which we can rapidly and cost-effectively expand our competitive communications business into new markets nationwide. Our strategy is to enter new markets that are typically within a 200-mile radius of our traditional telephone operations, because we believe that within this distance we can cost-effectively haul traffic to our existing switching facilities. This edge-out strategy provides us with several key advantages, since it enables us to:

     --Rapidly enter markets nationwide. We believe that in both acquiring new customers and migrating them to our facilities-based network, our existing switch network, back-office capability and sales and technical personnel afford us a competitive advantage. In particular, these resources allow us to limit spending in a new market while at the same time penetrating the market rapidly. In addition, these resources enable us to enhance profitability once customers have been migrated to our existing network. Due to the geographic diversity of our traditional telephone companies, our edge-out strategy allows us to enter markets on a nationwide basis.

     --Deploy a capital-efficient network. Utilization of our existing network of switches and transport facilities, coupled with leasing the last mile to the customer from the incumbent carrier, allows us to offer our services without making significant capital investments in additional equipment. Additionally, the use of existing switches from our traditional telephone companies in our competitive markets allows us to avoid up-front costs for legacy circuit-based switching and maintain flexibility to deploy next generation packet-based technologies when they become commercially available.

     --Generate stable cash flow to enhance growth. Our traditional telephone business, serving approximately 214,000 access lines, generated approximately $89.6 million of Adjusted EBITDA for 1999, pro forma for the TPG acquisition. We intend to utilize this continuing cash flow and our other financing sources to fund the continued build-out of our competitive communications business.

  . Target small- to medium-sized business customers in Tier IV and select Tier III markets. We believe there is significant opportunity in our target markets to provide an integrated suite of voice, data and Internet services to small- and medium-sized businesses. We believe customers in these markets traditionally have been underserved by incumbent telephone companies and that many would prefer to purchase their communications services as an integrated package from a single provider. We believe we have been successful in targeting these markets and we have achieved more than 10% penetration of the addressable business access lines in 40% of the competitive markets in which we have been operating for more than one year. Additionally, the type of high-speed connectivity and data applications we offer are becoming increasingly important for our target customers due to the dramatic growth in Internet and web-enabled business applications and the need to overcome any geographic disadvantages our customers may face.

  . Create early mover advantage through a nationwide roll-out strategy. We intend to expand our national footprint by rapidly entering new markets and being among the first competitive communications providers in those markets to provide comprehensive voice, data and Internet communications services. Early market entry allows us to capture substantial market share in our target Tier IV and select Tier III markets and may discourage competitors from entering due to the relatively small number of business access lines available. As of April 30, 2000, we had entered 142 markets and had provisioned 66,200 access lines. We have added 26,100 competitive business access lines since January 1, 2000.

  . Increase customer loyalty and brand identity through superior customer service. We seek to attract and retain our customers by providing a highly experienced, locally based account management team that provides consultative sales and ongoing personalized customer care. We are dedicated to building long-term relationships with our customers, who we believe generally have not received a satisfactory level of local support and attention from the incumbent telephone companies. We believe that our service-driven customer relationship strategy builds strong, positive brand name recognition and leads to high levels of customer satisfaction and loyalty.

  . Offer web-enabled business applications. We are developing a suite of network-hosted applications for business customers in both our competitive and traditional markets. These services will allow our customers to subscribe to a variety of business applications and access these applications via a web browser. We intend to be one of the first companies offering hosted application services in our target markets. We believe that these value-added services will complement our existing product suite and lead to increased market share and customer loyalty. Additionally, we expect that these value-added services will drive greater bandwidth utilization on our network, thereby enhancing our profitability. These services are intended to offer substantial value to our business customers by offering them leading business applications and experienced technical support, without the high costs they would face if they purchased their own technology infrastructure.

  . Accelerate growth through strategic acquisitions. We intend to accelerate our growth, expand our national presence, complement our service capabilities and increase our customer base by acquiring communications companies. We have accumulated substantial experience in acquiring and integrating 26 traditional telephone companies over the past eight years. We intend to utilize this experience to continue to acquire strategically located traditional telephone companies that are well positioned to allow us to expand our competitive communications business through our edge-out strategy. Furthermore, we plan to seek acquisitions that will allow us to offer additional value-added services or new technologies that we believe would be attractive to our existing and target customers.

  . Improve operating efficiency and profitability. We focus on improving the efficiency and profitability of our existing operations and the companies we acquire. To date, we have successfully achieved significant operating efficiencies at our acquired traditional telephone companies, and have reduced their overhead costs by applying our operating, regulatory, marketing, technical and management expertise and our financial resources, and consolidating various functions to improve their operations and profitability. Additionally, we have increased revenues through introducing innovative marketing strategies for enhanced and ancilliary services. Furthermore, as we grow our competitive communications business, we expect to realize additional operating synergies.

  . Leverage our management's experience. Our senior management team has a substantial amount of experience in the communications industry. Our senior executives have, on average, 22 years of experience working in a variety of traditional and competitive phone companies. This experience has been a major factor in our success to date and will continue to play a critical role in the evolution and execution of our growth strategy. Our management is highly incentivized, owning approximately 16.1% of our common stock on a fully diluted basis.

Recent Developments

 Acquisitions

   We intend to accelerate our growth, expand our national presence, complement our current service capabilities and increase our customer base by acquiring communications companies. We expect these acquisitions to contribute to the implementation of our competitive communications strategy. We recently made two strategic acquisitions and have one additional transaction pending.

   On April 3, 2000, we acquired TPG Communications, Inc. for approximately $217.2 million and Peoples Mutual Telephone Company for approximately $41.8 million. TPG serves approximately 52,500 access lines located primarily in the Florida panhandle region and had revenues of $34.2 million in 1999. Peoples Mutual serves approximately 7,900 access lines in central Virginia and had revenues of approximately $5.0 million in 1999. These two acquisitions will enable us to expand our presence in the southeastern United States.

   On April 25, 2000, we entered into a definitive agreement to acquire Fremont Telcom Co. for approximately $35.9 million in cash and our common stock. Fremont, located in eastern Idaho, serves approximately 6,300 access lines and had revenues of approximately $6.7 million in 1999. We expect our acquisition of Fremont to close in June 2000. This acquisition will allow us to expand our presence in the northwestern United States.

 Equity Financing and Recapitalization

   In January 2000, we completed an equity financing and recapitalization, pursuant to which affiliates of Thomas H. Lee Equity Fund IV, L.P., or THL, investment partnerships affiliated with Kelso & Company, or Kelso, and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $159.1 million of net proceeds in such transaction, which we used to repay debt. This transaction represented an initial investment from THL and a follow-on investment from Kelso. In addition, THL committed to invest up to an additional $50 million in our equity securities, subject to various conditions. This commitment expires on December 31, 2000.

 Contemplated Initial Public Offering of our Common Stock and Debt Offering

   On May 9, 2000, the Company announced that (i) it expects to soon file a registration statement for an underwritten public offering of its common stock and (ii) it intends, subject to market and other conditions, to raise $200 million through a private offering of senior subordinated notes.

Our Services

   We have designed our service offerings to meet the specific needs of our customers. Our integrated services allow customers to combine voice, data and Internet communications onto one network, thereby reducing our overall costs. We offer a comprehensive selection of voice, data and Internet communications services, including:

 Voice Services

   Local Telephone Services. We provide customers with basic dialtone for local service and originate and terminate interexchange carrier calls placed by our customers.

   Enhanced Local Services.  Our enhanced local services include:

                . caller name and number        . store-and-forward fax
                  identification                . follow-me numbers
                . call waiting                  . conference calling
                . call transferring and         . voice mail
                  call forwarding               . automatic callback
                . call hunting                  . call hold
                . teleconferencing              . DID (direct inward dial)
                . video conferencing            . Centrex services

   Long Distance Services. We offer intra-state and inter-state long distance services. International long distance service is available to over 200 countries. These services are available via dedicated and switched access.

   Long Distance, Wholesale and consulting Services. We provide independent, traditional telephone companies end-to-end service and support that allows these customers to operate their own long distance communications services. We also offer our expertise by providing sales, marketing and training materials to these companies.

 Data and Internet Services

   . High Speed Internet Access. We offer Internet access via DSL technology, dedicated T-1 connections and Internet dial-up. Customers can utilize this access in combination with customer-owned equipment and software to establish a presence on the web.

   . Enhanced Internet Services. Our enhanced Internet services include obtaining Internet Protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

  . Private Line Service. Our private line service provides digital connectivity between customer locations for data or voice traffic. Dedicated private lines enable customers to transmit all voice, video and data information at a set speed and with maximum security. We offer local and long distance private line services, as well as frame relay services.

 Application Hosting Initiative

   We are currently developing an array of network-hosted applications to be sold to our business customers in both our competitive and traditional markets. We intend to be one of the first communications companies offering hosted applications in our target markets. Our customers will be able to subscribe to a variety of business applications and access these applications via a web browser, rather than purchasing packaged software, servers and integration services for certain of their application requirements. We plan to store customer data in centralized data centers, which will feature leading edge technology infrastructure, security and 24-hour, 7-day a week management. We believe these application offerings will stimulate customer demand for our access and transport services and enable us to develop stronger customer relationships, thereby substantially increasing the potential value of each customer. The services we intend to offer our customers include web hosting and web design, web site and e-commerce solutions, application hosting, community portals and managed network services.

Our Markets

   Our 26 traditional telephone companies operate as the incumbent carrier in 16 states. The territories our traditional telephone companies serve average 12 access lines per square mile versus the regional Bell operating company average of 128 access lines per square mile. Approximately 80% of these access lines serve residential customers.

   As of April 30, 2000, our competitive communications business was serving customers from 142 markets, generally consisting of one central office service area, in 8 states. We believe that our market development and customer acquisition process has proven to be successful. The following statistics demonstrate our ability to achieve strong market share in our target markets:

  . we have achieved greater than 5% penetration in approximately 78% of our markets in which we have been operating for more than one year; and

  . we have achieved greater than 10% penetration in approximately 40% of our markets in which we have been operating for more than one year.

   We have been successful in achieving these market penetration levels nationwide in territories served by different regional Bell operating companies and other traditional telephone companies. We currently are provisioning services from Bell Atlantic in its northern and southern regions, GTE on the east and west coasts and Southwestern Bell Company in Texas. We believe our experience obtaining interconnection agreements and electronic interfaces for the provisioning of communications services enhances our ability to enter our target markets rapidly and improves our market penetration.

  We believe that our target competitive communications markets represent approximately 7 million business access lines, served by approximately 1,000 central offices nationwide, which generate approximately
$12 billion of annual communications revenue. We have developed an extensive market and customer database to identify markets in which we intend to offer our services. Our proprietary database incorporates information that includes mapping statistics, business descriptions, central office service areas, and network availability. From this database, we choose our target markets, which typically meet the following criteria:

    . at least 3,000 business access lines located in Tier IV and select Tier III markets;
    . served by regional Bell operating company or large independent telephone company;
    .  likelihood of limited competition;
    .  economical transport availability; and
    .  positive trends for economic and population growth.

   We further analyze markets meeting the above criteria using extensive market and customer research. This analysis enables us to determine those markets where we believe we can quickly gain meaningful market share in order to determine opening priority. We perform the following process for each market we choose to enter:

                          [MARKET DEVELOPMENT CHART]


   Our market development and opening process is scalable, well-organized and disciplined.

   Our extensive database and development process are designed to enable us to determine the appropriate staffing levels needed to ensure that we adequately serve our customers. Our database provides our sales force and marketing team with extensive information on potential customers. Our market analysis and development process allows us to identify sales territories that mirror our co-location and facility build-out process, thus allowing us to effectively target those customers that we plan to migrate to our own facilities.

Sales and Marketing

   Our marketing approach emphasizes locally managed, customer-oriented sales, marketing and service. We believe most communications companies devote their resources and attention primarily toward customers in more densely populated markets. We seek to differentiate ourselves from our competitors by focusing our sales efforts on providing each customer with a superior level of service.

   Each of our traditional telephone companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong brand identity and reputation that we enjoy in our markets, as we believe this is a significant competitive advantage. As we market new services, or reach out from our franchised territories to serve other markets as a competitive communications business, we will seek to continue to utilize our brand identity in order to attain higher recognition with potential customers.

   We market our competitive communications services through our rapidly growing direct sales force, which is supported by data specialists and account relation managers. As of April 30, 2000, our direct sales force in our competitive markets consisted of 212 people in 29 sales offices, and by the end of 2000, we intend to have approximately 497 sales personnel in 45 sales offices. Many of our sales representatives work out of virtual offices in their local communities, positioning them close to their customers and eliminating the need for physical sales offices in each market. Additionally, our local sales presence facilitates a direct connection to the community, which enhances customer satisfaction and loyalty.

Information Technology and Support Systems

   Our approach to systems focuses on implementing mature, best-of-class applications that we integrate through an advanced messaging protocol that allows consistent communication and coordination throughout our entire organization. Web-based user interfaces are designed to be used by our personnel and our customers for such activities as account activation, billing presentment, repair reports and sales channel management. We leverage our internal expertise with that of outside vendors to assist with project/program management and implementation/integration services. We have selected leading application and hardware vendors for key functional requirements to improve upon our existing systems, including:

     Vendor     Functionality
     ------     -------------
     Metasolv.. Order entry and management, network inventory and design, service provisioning, trouble management and customer care


     Daleen.... Billing, rating, treatment and collections


     DSET...... Interface with traditional telephone company


     Comdisco.. Inventory management, procurement and network services


     Lawson.... Human resources and financial accounting

   We are integrating these applications to provide strategic and operating advantages such as direct customer access to account information and integrated provisioning for all products and services. In addition, certain of our application providers are working with us to jointly develop specialized applications to support such processes as flow-through provisioning, supply chain management and web-based processes. We expect these activities to give us significant strategic advantages.

Network Architecture and Technology

   Our competitive communications business network architecture is highly capital-efficient and scalable due to our smart-build strategy and our existing nationwide traditional telephone company infrastructure. Under our smart-build strategy with the intention of migrating customers to our existing network we typically resell services of the incumbent telephone companies as a means of quickly entering competitive markets with minimal capital expenditures. After achieving a target penetration level, we quickly migrate resale customers to facilities-based services by co-locating our equipment in the incumbent telephone companies' central offices and transporting our traffic back to our traditional telephone company host switch. This approach assures that significant capital is not expended until we are certain to achieve target access lines, revenues and profitability. During both the resale stage and the eventual facilities-based stage of market development, our existing traditional telephone infrastructure allows us to reduce capital expenditures associated with both the remote and central office switches and our transportation and delivery network.

   Our traditional telephone company network consists of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel and Siemens, operating with the most current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of April 30, 2000, we maintained over 19,067 miles of copper plant and 1,696 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

   Our fiber optic transport systems are primarily synchronous optical networks and utilize asynchronous optical systems for limited local or specialized applications. Our fiber optic transport systems of choice is capable of supporting increasing customer demand for high bandwidth transport services and applications due to its 240 gigabyte design and switching capacity. In the future, this platform will enable direct Asynchronous Transfer Mode, Frame Relay and/or Internet Protocol insertion into the synchronous optical network or physical optical layer.

   In both our traditional telephone company markets and competitive markets, DSL-enabled integrated access technology is being deployed to minimize the last mile provisioning cost and to provide significant broadband capacity to our customers. We install DSL equipment, or a DSLAM, in every co-location in our competitive markets. Currently, DSL service is utilized as a network element to reduce our service costs. In the future, we may offer this service as a competitive retail offering in the markets where it is most appropriate. We offer DSL retail service to customers in our traditional telephone company markets. As of April 30, 2000, we had 15 DSLAMs installed throughout our network, and expect to have approximately 125 by year end.

   We have initiated design and deployment of an advanced, high capacity packet-switched nationwide network, pursuing Voice over Internet Protocol/Voice Telephony over Asynchronous Transfer Mode/Private Line over Asynchronous Transfer Mode architectures to simultaneously augment and evolve our existing host networks. We believe packet-switched architectures will allow us to efficiently deliver integrated voice, data and Internet communications services to our customers at a lower cost than traditional circuit-switched architectures, thereby facilitating superior, competitively priced service packaging for our customers. In key market areas, our traditional telephone companies have already initiated the transition from circuit-based to next generation packet-enabled host switch and transport architectures. As we further evolve and deploy our network, we expect to continue leveraging our packet/server enabled host switches, ancillary platforms and technical personnel to gain maximum efficiencies and economies of scale and scope.

   Packet-switched, next generation architectures provide for very large geographic coverage from any existing or "green-field" packet/server-enabled host locations. This architecture significantly mitigates the total number of packet/server-enabled host switch installations, otherwise stipulated by transport distance alone, and allows for an efficient balance between existing host and "green-field" host location. In the short term, we expect to continue co-locating platforms that can be easily migrated to packet-switched next generation architecture in the incumbent's central office with traffic transported to our existing host switch.

   Our smart-build and edge-out strategies provide us the unique ability to deploy packet capable infrastructures while avoiding up-front cost for legacy circuit-based switching in competitive markets. At the same time, we are assembling select long-haul network facilities at low cost through unbundled network element leases, dark fiber purchases and strategic partnerships. This lowers the cost of long distance transport, enables us to continue the growth of our long distance wholesale operations and prepares a nationwide infrastructure for our applications hosting initiative.

   Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture, which takes advantage of our existing traditional telephone infrastructure and smart-build strategy, enables us to rapidly respond to technological changes while limiting capital expenditures.

Competition

   We operate in the highly competitive communications services industry. As an incumbent carrier we typically experience little competition in our traditional rural telephone company markets. However, we do not have a significant market share in any of our target competitive communications markets. Competition for our services is based on service, price, quality, reputation, geographic scope, name recognition, network reliability, service features, billing services and perceived quality and responsiveness to customers' needs. Many of our competitors including, in particular, the incumbent telephone companies, have financial, technical, marketing, personnel and other resources greater than ours. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position.

   In each of our target competitive markets, we will continue to compete principally with the incumbent telephone companies serving that area, such as Bell Atlantic, US West and GTE Corp. In addition, in some of our target competitive markets in the northeast, such as those in New York, Massachusetts and New Hampshire, we will compete with Choice One, a regional competitive communications provider, and we expect to compete in certain northeastern markets with Adelphia Business Solutions, a business division of one of the nation's largest cable television operators. In the central portion of the U.S., we are, and expect to continue, competing with Birch Telecommunications in some of our markets in Kansas, Missouri and Texas and with CapRock Communications in some of our target markets in Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. To date, our most active competitors in the northwest are Advanced TelCom Group and Avista Communications. Active competitive communications providers in our target markets in the southeast include KMC Telcom, which currently provides service in North Carolina and Virginia, and CFW Intelos, which provides services to customers in Virginia, West Virginia, Kentucky and Tennessee.

   Changes in the Telecommunications Act radically altered the market opportunity for new telecommunications service providers. Because the Telecommunications Act requires local exchange carriers to unbundle their networks, new telecommunications service providers are able to rapidly enter the market by installing switches and leasing line capacity. Newer competitive service providers, like us and some competitors that we may encounter in some of our competitive communications markets, can be more opportunistic in designing and implementing networks because they will not have to replicate existing facilities until traffic volume justifies building them.

   In addition to the new communications service providers, interexchange carriers and other competitors listed above, we may face competition from other market entrants such as electric utilities, cable television companies and wireless companies. Electric utilities have existing assets and low cost access to capital which could allow them to enter a market rapidly and accelerate network development. Cable television companies are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Finally, wireless companies intend to develop wireless technology for deployment in the United States as a broadband substitute for traditional wireline local telephones. Some Internet companies are also developing applications to deliver switched voice communications over the Internet.

   The Internet services market is also highly competitive, and we expect that competition will continue to intensify. Internet service, meaning both Internet access and on-line content services, is provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as America Online, Inc., Microsoft Network, Prodigy Services Company and WebTV Networks, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

Employees

   As of April 30, 2000, we employed a total of 1,414 full-time employees, including 137 employees of our traditional telephone companies represented by five unions. We believe the state of our relationship with our union and non-union employees is satisfactory.

ITEM 2. PROPERTIES

      We either lease or own our administrative offices and generally own our maintenance facilities, rolling stock, co-location equipment, central office and remote switching platforms and transport and distribution network facilities. Administrative and maintenance facilities are generally located in or near community centers. Co-location equipment is located in leased space in the incumbent carrier's central office. Central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the incumbent long distance carrier. These facilities are located on land pursuant to permits, easements or other agreements. Rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

      Each of our regional operations centers provides customer provisioning, customer service, repair and information technology and support systems. We currently have functioning operations centers in Albany, New York and Dallas, Texas. To serve our southeastern target markets, we expect to open an operations center in Birmingham, Alabama in the third quarter of 2000. We plan to open our regional operations center in the northwest in the fourth quarter of 2000.

ITEM 3. LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation and regulatory proceedings incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year.

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

      There were 7,053,525 options to purchase shares of Class A Common Stock outstanding as of April 30, 2000, of which 592,460 were fully vested. Upon receipt of all required regulatory approvals, all of the outstanding shares of Class B Common Stock and Series D Preferred Stock will be automatically converted into an equal number of shares of Class A Common Stock.

      There are no shares of common stock that could be sold pursuant to Rule 144 under the Securities Act or, other than pursuant to the Registration Rights Agreement (as defined herein), that we have agreed to register under the Securities Act for sale by the security holders.

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

      On January 20, 2000, the Company declared a stock split in the form of a stock dividend of 20 shares for each share of capital stock held of record as of January 31, 2000 (the "Stock Split"). All share numbers and purchase price amounts disclosed herein have been adjusted to give effect to this stock dividend.

ITEM 6. SELECTED FINANCIAL DATA

      The selected data presented below under the captions "Statement of Operations Data," "Balance Sheet Data" and "Summary Cash Flow Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1999, are derived from the consolidated financial statements of FairPoint and its subsidiaries, which financial statements have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1998 and 1999, and of each of the years in the three-year period ended December 31, 1999 and the report thereon, are included elsewhere in this report. The selected "Statement of Operations Data" and "Summary Cash Flow Data" for the year ending December 31, 1995, and the "Balance Sheet Data" as of December 31, 1995 and 1996 are derived from unaudited consolidated financial statements not included herein.


                                                                    1995          1996          1997          1998          1999
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                           (in thousands, except per share data, ratio of
                                                                         earnings to fixed charges, and other operating data)
Statement of Operations Data:
Revenues .....................................................    $  24,749     $  30,356     $  47,763     $  92,007     $ 147,539
                                                                  ---------     ---------     ---------     ---------     ---------
Operating expenses:
   Network operating costs ...................................        5,153         5,936        14,465        27,264        49,306
   Selling, general and administrative .......................        6,433         7,577        12,082        28,092        51,515
   Depreciation and amortization .............................        5,757         6,644         8,777        20,089        31,632
   Stock based compensation expense ..........................           --            --            --            --         3,386
                                                                  ---------     ---------     ---------     ---------     ---------
Total operating expenses .....................................       17,343        20,157        35,324        75,445       135,839
                                                                  ---------     ---------     ---------     ---------     ---------
Income from operations .......................................        7,406        10,199        12,439        16,562        11,700
                                                                  ---------     ---------     ---------     ---------     ---------
Interest expense(1) ..........................................       (7,267)       (9,605)       (9,293)      (27,170)      (51,185)
                                                                  ---------     ---------     ---------     ---------     ---------
Other income, net ............................................          892           829         1,515         3,097         4,930
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before income taxes and extraordinary item ...        1,031         1,423         4,661        (7,511)      (34,555)
Income tax (expense) benefit .................................         (547)       (1,462)       (1,876)        2,112         5,615
Minority interest in income of subsidiaries ..................           (6)          (33)          (62)          (80)         (100)
                                                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before extraordinary item ....................          478           (72)        2,723        (5,479)      (29,040)
Extraordinary item ...........................................           --            --        (3,611)       (2,521)           --
                                                                  ---------     ---------     ---------     ---------     ---------
Net earnings (loss) ..........................................    $     478     $     (72)    $    (888)    $  (8,000)    $ (29,040)
                                                                  =========     =========     =========     =========     =========

Balance Sheet Data:
Cash and cash equivalents ....................................    $   3,672     $   4,253     $   6,822     $  13,241     $   9,923
Working capital ..............................................          876           596           108        10,778        15,660
Property, plant and equipment, net ...........................       37,048        41,615        61,207       142,321       178,296
Total assets .................................................       79,218        97,020       144,613       442,112       518,035
Long-term debt, net of current portion .......................       61,154        70,609       126,503       364,610       458,529
Redeemable preferred stock ...................................        6,701        10,689           130            --            --
Total stockholders' equity (deficit) .........................          103        (2,142)      (10,939)        9,886       (11,581)

Other Financial Data:
Adjusted EBITDA(2) ...........................................    $  14,049     $  17,639     $  22,669     $  39,668     $  51,548
Capital expenditures .........................................        4,439         8,439         8,262        12,433        43,509
Ratio of earnings to fixed charges(3) ........................          1.1x          1.1x          1.5x           --            --

Summary Cash Flow Data:
Net cash provided by operating activities ....................    $   6,039     $   9,772     $   9,839     $  14,867     $   7,704
Net cash provided by (used in) investing activities ..........       (4,481)      (19,790)      (38,967)     (225,522)      (76,610)
Net cash provided by (used in) financing activities ..........       (2,903)       10,599        31,697       217,074        65,588

Operating Data:
Access lines in service ......................................       28,737        34,017        48,731       136,374       190,722

--------
(1) In 1999, interest expense includes $13.3 million related to the retirement of warrants of one of our subsidiaries. See Note 9 to our consolidated financial statements.
(2) Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization, extraordinary items, and non-cash stock-based compensation charges. Adjusted EBITDA is presented because management believes it provides useful information regarding our ability to incur and/or service debt. Management expects that investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or for cash flow as a measure of liquidity. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly captioned amounts of other companies. The definition in the indenture governing our outstanding senior subordinated notes is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which we may incur. Adjusted EBITDA presented in the selected financial data above differs from the definition of EBITDA in such indenture.
(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income or loss from equity investments and extraordinary items, plus distributed income of equity investments, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on all indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. We had a deficiency of $7.5 million and $34.5 million to cover fixed charges in 1998 and 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a national, facilities-based provider of voice, data and Internet services. We began our business in 1993 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our inception, we have acquired 26 such companies, which currently operate in 16 states. In early 1998, we launched our competitive communications business by competing for small- and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the nationwide roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide financial capacity to help fund our continued growth, which is characterized by stable growth and cash flow.

      Historically, our operating results have been primarily related to our traditional telephone business, which is characterized by stable growth and cash flow. In the future, we anticipate that our competitive communications business will have an increasing impact on our operating results. We expect that our revenue growth will accelerate along with the expansion of our competitive communications services and web-enabled services. As we continue to expand our services and enter new markets, we expect network operating costs, selling, general and administrative expenses, capital expenditures and depreciation to increase substantially. We expect to experience operating losses for the next few years as a result of expanding our competitive communications business into new markets.

      Revenues

      We derive our revenues from:

      .   Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

      .   Network access charges. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the completion of long distance telephone calls both to and from our customers.

      .   Long distance services. We receive revenues from charges to our retail and wholesale long distance customers.

      .   Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, Voice over Internet Protocol/Voice Telephony over Asynchronous Transfer Mode, special access, private lines, Internet and other services.

      .   Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

      The following summarizes our percentage of revenues from these sources:

                                                                         % of Revenue
                                                           --------------------------------------
                                                                  Year ending December 31,
                                                           --------------------------------------
Revenue Source                                             1997             1998             1999
--------------                                             ----             ----             ----
Local calling services.........................             20%              24%              28%
Network access charges.........................             57%              52%              49%
Long distance services.........................             10%               8%               8%
Data and Internet services.....................              1%               3%               4%
Other services.................................             12%              13%              11%

      Operating Expenses

      Our principal operating expenses are categorized as network operating costs, selling, general and administrative expenses, depreciation and amortization and stock-based compensation expense.

      . Network operating costs include costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also lease and purchase local and long distance services from the regional Bell operating companies, large independent telephone companies and third party long distance providers.

      . Selling, general and administrative expenses consist of expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

      . Depreciation and amortization includes depreciation of our communications network and equipment and amortization of goodwill related to our acquisitions.

      . Stock-based compensation expense consists of non-cash compensation charges incurred in connection with shareholder appreciation rights agreements granted to a number of executive officers and stock options to employees.

                  Acquisitions

      As we continue to expand into competitive markets, we expect to focus our acquisition efforts on companies that enable us to enhance the implementation of our strategy as a competitive communications provider. Our past acquisitions have had a major impact on our operations. Accordingly we do not believe that comparing historical results on a period by period basis is meaningful due to the significant number of acquisitions we have made each year.

      . In 2000, we acquired two traditional telephone companies, for an aggregate purchase price of $259.0 million. At the respective dates of acquisition, these companies served an aggregate of approximately 60,400 access lines.

      . In 1999, we acquired seven traditional telephone companies for an aggregate purchase price of $82.7 million. At the respective dates of acquisition, these companies served an aggregate of approximately 14,700 access lines.

      . In 1998, we acquired four traditional telephone companies for an aggregate purchase price of $255.2 million. At the respective dates of acquisition, these companies served an aggregate of approximately 78,700 access lines.

      . In 1997, we acquired four traditional telephone companies for an aggregate purchase price of $41.3 million. At the respective dates of acquisition, these companies served an aggregate of approximately 13,600 access lines.

      Stock-based Compensation Expense

      In connection with the January 2000 equity financing and recapitalization, we recognized a non-cash compensation charge of $12.3 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by one of our principal shareholders. The compensation expense also included the settlement of a cash payment obligation between certain of our employee-shareholders and our principal shareholders under their pre-existing shareholder's agreement for $8.5 million.

      We will also recognize non-cash compensation expense related to the excess of estimated fair market value over the aggregate exercise price of options to purchase our common stock that were granted to some of our officers and employees in April 2000 in exchange for options to purchase common stock of FairPoint Solutions. This excess of $15.9 million will be amortized over the vesting period of five years. In conjunction with these options, we intend to provide a cash bonus of $5.3 million that will also be recognized over the five-year vesting period. The payment of the cash bonus will be deferred until the underlying options are exercised, with proceeds from exercise being equal to the bonus. Accordingly, there will not be any material cash impact to us from these transactions.

Results of Operations

      Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

      Revenues. Revenues increased $55.5 million to $147.5 million in 1999 compared to $92.0 million in 1998. $40.4 million of the increase was attributable to revenues from companies we acquired in 1999 and 1998. Growth in the number of local and long distance business customers also contributed to the revenue increase. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $18.9 million of the increase, including $10.3 million from the companies we acquired in 1999 and 1998 and $7.8 million from new business lines in our competitive markets. Network access revenue increased $24.2 million, of which $21.1 million was contributed by the companies we acquired in 1999 and 1998. Long distance services revenues increased $4.7 million due mainly to revenues from new long distance retail and wholesale customers. Data and Internet services increased $2.8 million and other revenues increased $4.9 million, in each case due mainly to revenues from the companies we acquired in 1999 and 1998.

      Operating Expenses

            Network Operating Costs. Network operating costs increased $22.0 million to $49.3 million in 1999 from $27.3 million in 1998. The increase was partly attributable to operating expenses associated with the companies we acquired in 1999 and 1998, which accounted for $10.8 million of the increase. The remaining increase was primarily associated with our expansion into competitive markets and increased growth in local access and long distance service offerings.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $23.4 million to $51.5 million in 1999 compared to $28.1 million in 1998. The companies we acquired in 1998 and 1999 contributed $5.5 million to the increase. Also contributing to this increase were costs of $15.8 million primarily related to expansion of selling, customer support and administration activities to support our growth in competitive markets.

            Depreciation and Amortization. Depreciation and amortization increased $11.5 million to $31.6 million in 1999 from $20.1 million in 1998. This increase consisted of $9.8 million related to the companies we acquired in 1999 and 1998 and $0.9 million due to the increased investment in our communications network to support the growth of our competitive communications business.

            Stock-based Compensation Expense. Stock-based compensation was related to the increase in the estimated value of fully vested stock appreciation right agreements between certain members of our management and principal stockholders of the Company.

            Income (loss) from Operations. As a result of the factors described above, income (loss) from operations decreased $4.9 million to $11.7 million in 1999 from $16.6 million in 1998. As a percentage of revenues, income from operations was 7.9% in 1999, as compared to 18.0% in 1998. This margin decline in 1999 was primarily attributable to the expenses associated with the expansion into competitive markets. This trend is expected to continue for the next few years as we build-out our competitive communications business.

            Other Income (Expense). Total other expense increased $22.2 million to $46.3 million in 1999 from $24.1 million in 1998. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete our acquisitions and a $13.3 million charge to interest expense associated with the retirement of certain warrants to purchase the common stock of one of our subsidiaries.

            Extraordinary Item. For 1998, we recognized an extraordinary loss of $2.5 million (net of taxes) related to the early retirement of debt.

            Net Loss. Our net loss was $29.0 million for 1999, compared to a loss of $8.0 million for 1998, as a result of the factors discussed above.

      Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

      Revenues. Revenues increased $44.2 million to $92.0 million in 1998 from $47.8 million in 1997. This was principally a result of the acquisitions completed in 1998 and 1997, which contributed $42.2 million to the increase. Growth in the number of local and long distance business customers also contributed to the revenue increase. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $12.6 million of the increase, including $11.6 million from acquisitions and $0.8 million from new business lines in our competitive markets. Network access revenue increased $20.9 million, of which $18.3 million was contributed by the companies we acquired in 1998 and 1997. Long distance services revenues increased $2.4 million due mainly to revenues from companies we acquired in 1998 and 1997. Data and Internet services increased $2.2 million and other revenues increased $6.1 million, in each case due mainly to revenues from companies we acquired in 1998 and 1997.

      Operating Expenses

            Network Operating Costs. Network operating costs increased $12.8 million to $27.3 million in 1998 from $14.5 million in 1997. The increase was mainly attributable to operating expenses associated with the companies we acquired in 1998 and 1997, which in the aggregate accounted for $12.3 million of the increase.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $16.0 million to $28.1 million in 1998 compared to $12.1 million in 1997. The companies we acquired in 1998 and 1997 contributed $8.5 million to the increase. Also contributing to this increase were increased costs of $4.3 million primarily related to the start up and expansion of selling, customer support and administration activities to launch our entry in competitive markets. Corporate administration expenses increased approximately $3.2 million to support the growth we experienced as a result of the companies we acquired in 1998 and 1997.

            Depreciation and Amortization. Depreciation and amortization increased $11.3 million to $20.1 million in 1998 from $8.8 million in 1997. This increase consisted of $10.9 million related to the companies we acquired in 1998 and 1997 and $0.4 million due to additional investment in our communications network.

      Income (loss) from Operations. As a result of the factors described above, income (loss) from operations increased $4.1 million to $16.6 million in 1998 from $12.4 million in 1997. As a percentage of revenues, income from operations was 18.0% in 1998, as compared to 26.0% in 1997. This margin decline in 1998 was primarily attributable to costs associated with our entry into competitive markets.

      Other Income (Expense). Total other expense increased $16.3 million to $24.1 million in 1998 from $7.8 million in 1997. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete acquisitions.

      Extraordinary Item. For the years ended December 31, 1998 and 1997, we recognized extraordinary losses of $2.5 million and $3.6 million, respectively (net of taxes), related to early retirements of debt.

      Net Loss. Our net loss was $8.0 million for 1998, compared to a loss of $0.9 million for 1997, as a result of the factors discussed above.

Liquidity and Capital Resources

     Our cash flow requirements include general corporate expenditures, capital expenditures, debt service requirements and acquisitions. We expect that our traditional telephone companies' cash flow from operations and our credit facility will fund the capital expenditure, working capital and debt interest payment requirements of our traditional telephone companies for the foreseeable future. We will require significant capital resources as we expand our competitive communications business. Our capital expenditure requirements, which are principally for our competitive communications business, will primarily be to purchase capital assets. Our capital requirements will include the funding of operations and capital asset expenditures.

     Historically, we have used the proceeds from institutional and bank debt, private equity offerings, and available cash flow to fund our operations. We may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If the growth of our competitive communications business occurs more rapidly than we currently anticipate or if our operating results are below expectations, we cannot assure you that we will be successful in raising sufficient additional capital on terms that we consider acceptable, or that our operations will produce positive cash flow in sufficient amounts to meet our liquidity requirements. Our failure to raise and generate sufficient funds may require us to delay or abandon some of our planned future growth or expenditures, which could have a material adverse effect on our growth and our ability to compete in the communications industry.

   Capital Expenditures

      Our annual capital expenditures for our traditional telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. We have historically generated sufficient cash flow from operations to meet all of our capital expenditure requirements for our traditional telephone operations. For the period from January 1, 2000 to December 31, 2001, we expect capital expenditures for our traditional telephone operations to be approximately $91 million. We expect to finance capital expenditures for our traditional telephone companies principally from cash flow from operations of these companies.

     Our competitive communications business plan will require significant capital expenditures for our competitive communications business over the next few years. For the period from January 1, 2000 to December 31, 2001, we plan to spend approximately $380 million for capital expenditures for our competitive communications business. We expect to finance capital expenditures for our competitive communications operations from our credit facility, existing equity commitments, funds from our traditional telephone operations (to the extent the Company is permitted to downstream funds to our competitive communications companies under our debt instruments) and additional equity and debt financing that has not yet been arranged. We cannot assure you that these amounts will be sufficient to fund the planned capital expenditure program for our competitive communications business.

      Debt Financing

      We have utilized a variety of debt instruments to fund our business, including:

      Our Credit Facility. Our credit facility provides for two term facilities, one with approximately $67.4 million principal amount outstanding as of April 30, 2000 that matures on March 31, 2006 and the other with the principal amount of approximately $71.5 million outstanding as of April 30, 2000 that matures on March 31, 2007. Our credit facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of April 30, 2000, approximately $197.4 million was outstanding and $52.6 million was available for borrowing under our credit facility. The weighted average interest rate for debt outstanding under our credit facility was 8.53% on April 30, 2000.

      Senior Subordinated Notes and Floating Rate Notes. We have outstanding publicly-held debt comprised of $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Interest on the senior subordinated notes and floating rate notes is payable semi-annually in cash on each May 1 and November 1. Both series of notes mature on May 1, 2008. We have entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate notes. These notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

      FairPoint Solutions Credit Facility. The FairPoint Solutions credit facility provides for a revolving facility with a principal amount of $165.0 million that matures on October 20, 2004. As of April 30, 2000, no amounts were outstanding and $165.0 million was available for borrowing under the FairPoint Solutions credit facility. Amounts under the FairPoint Solutions credit facility bear interest at a base rate, or LIBOR, plus a margin up to 4.25%.

      These debt facilities contain customary financial and other restrictive covenants. In particular, our credit facilities and the indenture governing our outstanding senior subordinated notes limit our ability to downstream funds to FairPoint Solutions and its subsidiaries, the entities which operate our competitive communications business.

      Equity Financing

      In connection with our January 2000 equity financing and recapitalization transaction, THL, Kelso and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $159.1 million of net proceeds in such transaction, which we used to repay debt. In addition, THL committed to invest up to an additional $50 million in our equity securities, subject to various conditions. This commitment expires on December 31, 2000.

      Cash Flows

      Net cash provided by operating activities was $7.7 million, $14.9 million and $9.8 million for the years ended 1999, 1998 and 1997, respectively. Net cash used in investing activities was $76.6 million, $225.5 million and $39.0 million for the years ended 1999, 1998 and 1997, respectively. These cash flows primarily reflect expenditures relating to traditional telephone company acquisitions of $53.9 million, $217.1 million and $30.8 million in 1999, 1998 and 1997, respectively, and capital expenditures of $43.5 million, $12.4 million and $8.3 million in 1999, 1998 and 1997, respectively. Net cash provided by financing activities was $65.6 million, $217.1 million and $31.7 million for the years ended 1999, 1998 and 1997, respectively. These cash flows primarily represent borrowings, the proceeds of which were $138.9 million, $510.6 million and $71.1 million in 1997, 1998 and 1999, respectively and the proceeds from the issuance of common stock of $31.8 million in 1998 and $15.9 million in 1997. There was no common stock issued in 1999. A majority of the proceeds received in 1999 were used to repay long-term debt of $52.1 million and to complete the acquisitions made in 1999. A majority of the proceeds received in 1998 were utilized to repay long-term debt of $307.8 million and to complete the acquisitions made in 1998. A majority of the proceeds received in 1997 were utilized to repay long-term debt of $22.1 million and to repurchase preferred stock and warrants for an aggregate amount of $31.5 million.

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" or SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137, or "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", delays the effective date of this statement to all fiscal years beginning after June 15, 2000. We anticipate adopting this accounting pronouncement in 2001; however, we believe it will not have a significant impact on our consolidated financial statements.

Inflation

      We do not believe inflation has a significant effect on our operations.

Year 2000

      We did not experience significant disruptions in our operations as a result of the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 82% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. The fair value of our long-term debt as of December 31, 1999 is estimated by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities. At December 31, 1999, we had long-term debt with a carrying value of approximately $462.4 million and estimated fair value of approximately $447.6 million. The market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 91.9 basis points in interest rates (ten percent of the rates currently offered to us). An increase of 10% in interest rates would result in approximately a $0.9 million decrease in the fair value of our long-term debt.

      We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $1.0 million at December 31, 1999. The positive fair value indicates an estimated amount we would be paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of our variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. In connection with our floating rate notes, we used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert our variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and 2000, respectively.

                         Independent Auditors' Report

The Board of Directors
FairPoint Communications, Inc. (formerly MJD Communications, Inc.):

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and Subsidiaries (formerly, MJD Communications, Inc. and Subsidiaries) as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FairPoint Communications, Inc. and Subsidiaries (formerly, MJD Communications, Inc. and Subsidiaries) as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                               /s/ KPMG LLP

Lincoln, Nebraska
March 1, 2000, except as to the fourth and thirteenth paragraphs of note 6 which are as of March 27, 2000, and the sixth paragraph of note 3 which is as of April 3, 2000

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999

                                                   1998     1999
                                                 --------  -------
                                               (Amounts in thousands,
                                               except per share data)

                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...................... $ 13,241    9,923
 Accounts receivable, net of allowance for
  doubtful accounts of $704 in 1998 and $921 in
  1999..........................................   19,112   25,658
 Prepaid and other assets.......................    3,283    4,039
 Investments available-for-sale.................      --     7,327
 Income taxes recoverable.......................      --     3,233
 Deferred income taxes..........................    1,221      --
                                                 --------  -------
   Total current assets.........................   36,857   50,180
                                                 --------  -------
Property, plant, and equipment, net.............  142,321  178,296
                                                 --------  -------
OTHER ASSETS:
 Investments....................................   37,894   36,246
 Goodwill, net of accumulated amortization......  203,867  229,389
 Debt issue costs, net of accumulated
  amortization..................................   16,121   17,948
 Covenants not to compete, net of accumulated
  amortization..................................    2,938    3,706
 Other..........................................    2,114    2,270
                                                 --------  -------
   Total other assets...........................  262,934  289,559
                                                 --------  -------
   Total assets................................. $442,112  518,035
                                                 ========  =======
 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable............................... $ 10,153   12,778
 Current portion of long-term debt..............    3,502    3,866
 Demand notes payable...........................      754      752
 Current portion of obligation for covenants
  not to compete................................      881    1,236
 Accrued interest payable.......................    3,947    4,396
 Accrued property taxes.........................    1,847    2,078
 Other accrued liabilities......................    4,407    7,647
 Income taxes payable...........................      588      --
 Deferred income taxes..........................      --     1,767
                                                 --------  -------
   Total current liabilities....................   26,079   34,520
                                                 --------  -------
LONG-TERM LIABILITIES:
 Long-term debt, net of current portion.........  364,610  458,529
 Put warrant obligation.........................    4,169      --
 Unamortized investment tax credits.............      632      577
 Obligation for covenants not to compete, net
  of current portion............................    2,162    2,622
 Deferred income taxes..........................   27,950   26,819
 Other liabilities..............................    3,189    3,106
                                                 --------  -------
   Total long-term liabilities..................  402,712  491,653
                                                 --------  -------
Minority interest...............................      435      443
                                                 --------  -------
Common stock subject to put option, 1,752
 shares.........................................    3,000    3,000
                                                 --------  -------
STOCKHOLDERS' EQUITY (DEFICIT):

 Class A voting common stock, par value $.01
  per share, issued and outstanding 34,451
  shares at December 31, 1998 and 1999..........      345      345
 Additional paid-in capital.....................   45,482   48,868
 Accumulated other comprehensive income.........      --     4,187
 Accumulated deficit............................  (35,941) (64,981)
                                                 --------  -------
   Total stockholders' equity (deficit).........    9,886  (11,581)
                                                 --------  -------
   Total liabilities and stockholders' equity... $442,112  518,035
                                                 ========  =======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               Years ended December 31, 1997, 1998, and 1999

                                     1997     1998     1999
                                    -------  -------  -------
                                     (Dollars in thousands)

REVENUES........................... $47,763   92,007  147,539
                                    -------  -------  -------
OPERATING EXPENSES:
  Network operating costs..........  14,465   27,264   49,306
  Selling, general and
   administrative..................  12,082   28,092   51,515
  Depreciation and amortization....   8,777   20,089   31,632
  Stock-based compensation
   expense.........................     --       --     3,386
                                    -------  -------  -------
    Total operating expenses.......  35,324   75,445  135,839
                                    -------  -------  -------
    Income from operations.........  12,439   16,562   11,700
                                    -------  -------  -------
OTHER INCOME (EXPENSE):
  Net gain (loss) on sale of
   investments and other assets....     (19)     651      512
  Interest income..................     212      442      446
  Dividend income..................   1,182    1,119    1,452
  Interest expense.................  (9,293) (27,170) (51,185)
  Other nonoperating, net..........     140      885    2,520
                                    -------  -------  -------
    Total other expense............  (7,778) (24,073) (46,255)
                                    -------  -------  -------
    Earnings (loss) before income
     taxes and extraordinary item..   4,661   (7,511) (34,555)
Income tax (expense) benefit.......  (1,876)   2,112    5,615
Minority interest in income of
 subsidiaries......................     (62)     (80)    (100)
                                    -------  -------  -------
    Earnings (loss) before
     extraordinary item............   2,723   (5,479) (29,040)
Extraordinary item--loss on early
 retirement of
 debt, net of income tax benefit of
 $2,296 in 1997
 and $1,755 in 1998................  (3,611)  (2,521)     --
                                    -------  -------  -------
    Net loss....................... $  (888)  (8,000) (29,040)
                                    =======  =======  =======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 Years ended December 31, 1997, 1998, and 1999

                                             Accumulated                  Total
                 Class A Common  Additional     other                 stockholders'
                 ---------------  paid-in   comprehensive Accumulated    equity
                 Shares   Amount  capital      income       deficit     (deficit)
                 -------  ------ ---------- ------------- ----------- -------------
                                  (Amounts in thousands)
Balance,
December 31,
1996............   7,861     79        --         --         (2,221)      (2,142)
Net loss........     --     --         --         --           (888)        (888)
Issuance of
capital stock...   9,751     98     15,777        --            --        15,875
Conversion of
redeemable
preferred
stock...........     --     --         112        --            --           112
Capital
contribution....     --     --         924        --            --           924
Repurchase of
redeemable
preferred
stock...........     --     --         --         --        (24,541)     (24,541)
Redeemable
preferred stock
dividends.......     --     --         --         --           (279)        (279)
                 -------   ----   --------      -----       -------      -------
Balance,
December 31,
1997............  17,612    177     16,813        --        (27,929)     (10,939)
Net loss........     --     --         --         --         (8,000)      (8,000)
Preferred stock
dividends.......     --     --         --         --            (12)         (12)
Issuance of
capital stock...  18,591    185     31,652        --            --        31,837
Reclassification
of shares of
common stock
subject to put
option..........  (1,752)   (17)    (2,983)       --            --        (3,000)
                 -------   ----   --------      -----       -------      -------
Balance,
December 31,
1998............  34,451    345     45,482        --        (35,941)       9,886
Net loss........     --     --         --         --        (29,040)     (29,040)
Change in
unrealized gain
on securities
available-for-
sale, net of
taxes of
$2,566..........     --     --         --       4,187           --         4,187
Compensation
expense for
stock-based
awards..........     --     --       3,386        --            --         3,386
                 -------   ----   --------      -----       -------      -------
Balance,
December 31,
1999............  34,451    345     48,868      4,187       (64,981)     (11,581)
                 =======   ====   ========      =====       =======      =======


         See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                 Years ended December 31, 1997, 1998, and 1999

                                        1997    1998    1999
                                        -----  ------  -------
                                        (Dollars in thousands)

Net loss..............................  $(888) (8,000) (29,040)
Change in unrealized gain on
 securities available-for-sale, net of
 tax expense of $2,566 at December 31,
 1999 and tax benefit of $293 at March
 31, 2000.............................    --      --     4,187
                                        -----  ------  -------
  Comprehensive loss..................  $(888) (8,000) (24,853)
                                        =====  ======  =======


          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Years ended December 31, 1997, 1998, and 1999

                              1997      1998       1999
                            --------  ---------  --------
                                (Dollars in thousands)

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss.................  $   (888) $  (8,000) $(29,040)
                            --------  ---------  --------
ADJUSTMENTS TO RECONCILE
 NET LOSS TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
 Depreciation and
  amortization............     8,777     20,089    31,632
 Amortization of debt
  issue costs.............       316      1,445     1,710
 Provision for
  uncollectible revenue...       --         390       634
 Deferred income taxes....       207     (1,653)   (5,676)
 Loss (income) from
  equity method
  investments.............       --        (931)   (2,497)
 Deferred patronage
  dividends...............      (585)      (265)     (380)
 Minority interest in
  income of
  subsidiaries............        62         80       100
 Increase (decrease) in
  put warrant
  obligation..............      (295)       714    13,331
 Stock-based
  compensation............       --         --      3,386
 Net (gain) loss on sale
  of investments and
  other assets............        17       (630)     (512)
 Loss on early retirement
  of debt.................     1,864      2,897       --
 Amortization of
  investment tax
  credits.................       (31)      (130)     (193)
 Changes in assets and
  liabilities arising
  from operations, net of
  acquisitions:
   Accounts receivable....    (1,563)     5,988      (853)
   Prepaid and other
    assets................      (106)       253       (23)
   Accounts payable.......     1,664     (1,398)   (2,117)
   Accrued interest
    payable...............       720      1,128       384
   Accrued liabilities....       636        689     2,773
   Income taxes
    recoverable/payable...      (956)    (5,799)   (4,955)
                            --------  ---------  --------
     Total adjustments....    10,727     22,867    36,744
                            --------  ---------  --------
     Net cash provided by
      operating
      activities..........     9,839     14,867     7,704
                            --------  ---------  --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Acquisitions of
  telephone properties,
  net of cash acquired....   (30,845)  (217,080)  (53,949)
 Acquisition of property,
  plant, and equipment....    (8,262)   (12,433)  (43,509)
 Proceeds from sale of
  property, plant, and
  equipment...............       121        107       116
 Distributions from
  investments.............        63        118     2,590
 Payment on covenants not
  to compete..............       (94)      (219)     (988)
 Acquisition of
  investments.............      (241)        (8)     (349)
 Proceeds from sale of
  investments.............       403      4,088    20,065
 Payments received on
  direct financing
  leases..................       249        --        --
 Decrease in other
  assets/liabilities,
  net.....................      (361)       (95)     (586)
                            --------  ---------  --------
     Net cash used in
      investing
      activities..........   (38,967)  (225,522)  (76,610)
                            --------  ---------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from issuance
  of long-term debt.......    71,134    510,583   138,943
 Repayment of long-term
  debt....................   (22,104)  (307,763)  (52,056)
 Purchase of stock
  warrants................       --         --    (17,500)
 Repurchase of preferred
  stock and warrants......   (31,487)      (175)      --
 Dividends paid to
  preferred
  stockholders............      (279)       (12)      --
 Net proceeds from the
  issuance of common
  stock...................    15,875     31,837       --
 Loan origination costs...    (1,949)   (17,345)   (3,703)
 Payment of early
  retirement benefits.....       (25)       --        --
 Dividends paid to
  minority stockholders...        (4)        (6)       (4)
 Release of restricted
  funds...................       561        --        --
 Repayment of capital
  lease obligation........       (25)       (45)      (92)
                            --------  ---------  --------
     Net cash provided by
      financing
      activities..........    31,697    217,074    65,588
                            --------  ---------  --------
     Net increase
      (decrease) in cash
      and cash
      equivalents.........     2,569      6,419    (3,318)
Cash and cash equivalents,
 beginning of year........     4,253      6,822    13,241
                            --------  ---------  --------
Cash and cash equivalents,
 end of year..............  $  6,822     13,241     9,923
                            ========  =========  ========

 See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)Organization and Summary of Significant Accounting Policies

   FairPoint Communications, Inc. (FairPoint) (formerly, MJD Communications, Inc.) provides management services to its wholly-owned subsidiaries: S T Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); MJD Holdings Corp. (Holdings); FairPoint Communications Solutions Corp. (FairPoint Solutions) (formerly FairPoint Communications Corp.); and MJD Capital Corp. STE, Ventures, Services, and Holdings also provide management services to their wholly-owned subsidiaries.

   Collectively, the wholly-owned subsidiaries of STE, Ventures, Services, and Holdings primarily provide traditional telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of FairPoint. FairPoint Solutions is a competitive communications business offering local and long distance, internet, and data services in various states.

   STE's wholly-owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (the Northland Companies); S T Communications, Inc. and S T Long Distance, Inc. (ST Long Distance); Venture's wholly-owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua & Erie Telephone Corporation (C&E); Columbus Grove Telephone Company (Columbus); The Orwell Telephone Company (Orwell) and Telephone Services Company (TSC). Services wholly-owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Kadoka Telephone Co. (Kadoka); Ravenswood Communications, Inc. (Ravenswood); Union Telephone Company of Hartford (Union); Armour Independent Telephone Co. (Armour); Yates City Telephone Company (Yates) and WMW Cable TV Co. (WMW).

 Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of FairPoint Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

   The consolidated financial statements have been prepared using generally accepted accounting principles applicable to regulated entities. The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS No. 71). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Revenue Recognition

   Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue sharing arrangements with other communications carriers. Revenues are derived from primarily three sources: access, pooling, and miscellaneous. Local access charges are billed to local end users under tariffs approved by each states Public Utilities Commission. Access revenues are derived on the intrastate jurisdiction by billing access charges to interexchange carriers and to regional Bell operating companies. These charges are billed based on toll or access tariffs approved by the local states Public Utilities Commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the Federal Communications Commission.

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

 Investments

   Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank
(RTB), the Rural Telephone Finance Cooperative (RTFC), Illuminet Holdings, Inc. (Illuminet), and various cellular companies and partnerships and other minority equity investments in nonregulated entities. For the investments in

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

partnerships, the equity method of accounting is used. All other investments with the exception of Illuminet are stated at cost. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the investment. The Company did not incur any losses from other than temporary declines in fair value in 1997, 1998, and 1999.

   At December 31, 1999, the investment in Illuminet stock was classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities with readily determinable fair values. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized.

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

 Debt Issue Costs

   Debt issue costs are being amortized over the life of the related debt, ranging from five to ten years. Accumulated amortization of loan origination costs was $1,255,730 and $3,104,714 at December 31, 1998 and 1999,
respectively.

 Intangible Assets

   The covenants not to compete are being amortized over their useful life of three to five years. Accumulated amortization of covenants not to compete was $437,500 and $1,470,000 at December 31, 1998 and 1999, respectively.

   Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over an estimated useful life of forty years. Accumulated amortization of goodwill was approximately $6.9 million and $12.4 million at December 31, 1998 and 1999, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 Pension and Other Postretirement Plans

   One of the Company's subsidiaries sponsored a defined benefit plan covering substantially all of their employees. The benefits were based on years of service and the employee's compensation levels prior to retirement. Benefits under this plan were frozen in connection with the Company's acquisition of the company. Two of the Company's subsidiaries also sponsor other postretirement healthcare benefits for substantially all retirees. The net periodic costs of pension and other postretirement benefit plans are recognized as employees render the services necessary to earn the benefits.

 Derivative Financial Instruments

   The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to interest expense.

 Stock-based Compensation

   The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

   Stock appreciation rights have been granted to certain members of management by principal shareholders of the Company. The Company accounts for stock appreciation rights in accordance with Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

(2)Equity Financing and Recapitalization


   A number of events occurred after December 31, 1999, which affect the capitalization of the Company. Those events include authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of $159,122,000, borrowing additional debt of $5,400,000, repaying debt and accrued interest payable in the amount of $102,540,077, the cancellation of put options on the Company's common stock and recognizing compensation costs of $28,249,011 for stock-based compensation to employees.

 Additional Classes of Capital Stock

   On January 19, 2000, the Company amended its articles of incorporation to increase the authorized shares of capital stock. Following the amendments, the authorized share capital of the Company includes the following:

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 Issuance and Reacquisition of Capital Stock

   Shares of Class A common stock issued under stock options and warrants included 35,300 shares issued under the MJD Communications, Inc. Stock Incentive Plan (1998 Plan), 255,320 shares issued under the 1995 Stock Option Plan (1995 Plan), and 16,588 shares issued pursuant to warrants in a cashless exercise. Options surrendered in lieu of cash were 5,300 under the 1998 Plan and 5,020 under the 1995 Plan. Following the conversion of these Class A common shares into Series D preferred shares, the newly issued Series D preferred shares were sold to a new principal shareholder of the Company.

   At a price of $13.12 per share, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of Class B common stock and 4,269,440 shares of Class C common stock. Net proceeds from the issuance of capital stock was $159,122,000. Direct costs of approximately $23.6 million associated with the issuance of this capital stock were recorded as a reduction to paid-in capital. These costs included approximately $9.6 million of transaction fees and expenses paid to a new principal shareholder, transaction fees of $8.4 million which have been accrued to be paid to an existing shareholder upon liquidation of their holdings, and $0.4 million for services rendered in consummating the transaction paid to a law firm in which a partner of the firm is a shareholder of the Company. The Company also entered into advisory and consulting agreements with both principal shareholders which require payments to each of approximately $500,000 per annum by the Company through December 31, 2006. In connection with the issuance of preferred stock, the Company received a commitment of capital from a new principal shareholder. Upon approval of the use of proceeds by the shareholder, the Company may receive an additional $50.0 million in contributed capital. The terms of this agreement expire on December 31, 2000.

   The Company reacquired 25,087,800 Class A common shares in exchange for 16,787,800 shares of Series D preferred stock and 8,300,000 shares of Class B common stock. The Class A common shares were retired upon reacquisition.

 Issuance and Repayment of Debt

   In January 2000, FairPoint Solutions borrowed an additional $5,400,000 under its convertible senior secured revolving credit facility. On January 20, 2000, the Company repaid borrowings of $75,196,802 under the Company's senior secured credit facility and $27,146,966 under FairPoint Solution's credit facility including accrued interest of $196,309. Interest expense on these borrowings was approximately $1.4 million during 1999.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Cancellation of Put Options

   On January 20, 2000, put obligations were cancelled in connection with shareholder loan agreements secured by 1,752,000 shares of the Company's Class A common shares. As a result, the Company reclassified $3,000,000 from temporary equity to the permanent capital accounts of the Company.

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

   On January 20, 2000, certain of the Company's principal shareholders sold newly issued Series D preferred shares for cash to a third party. The transaction was subject to the requirements of shareholders agreements whereby the selling shareholder is obligated to provide a cash payment to the Company's founding shareholders, including two employee-shareholders. (See also note 10.) In addition, another of the Company's principal shareholders transferred 1,093,060 shares of Series D preferred shares to the employee-shareholders in settlement of its cash payment obligation under the shareholder's agreements. As a result of these transactions, the Company recognized a compensation charge of $8,510,626.

   On February 23, 2000, the Company's Board of Directors approved a transaction whereby the Company will grant stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (FairPoint Solutions Plan) in consideration of the cancellation of all options previously granted under the FairPoint Solutions Plan. FairPoint Solutions also intends to provide a bonus program for option holders in order to maintain the same economic benefits as previously existed under the FairPoint Solutions Plan. Under the transaction, which is pending ratification by the FairPoint Solutions option holders, the Company will grant options to purchase 1,620,465 shares of Class A common stock under the 1998 Plan at an exercise price of $3.28 per share and 73,200 options at an exercise price of $13.12. Upon cancellation of the FairPoint Solutions options, the FairPoint Solutions Plan will be terminated. The total compensation charge of $15,925,718 related to the option grant will be amortized over the vesting period of five years. The vesting period may accelerate in the event of a change in control, as defined in the plan agreement. FairPoint Solutions also intends to provide a cash bonus of $5,308,573 to its employees, which will be amortized over the vesting period of five years. In connection with this transaction, the Company increased the number of shares authorized under the 1998 Plan to 6,818,065 shares.

(3)Acquisitions

   On January 1, 1997, the Company acquired 100% of the common stock of Kadoka. On April 18, 1997, the Company acquired certain telephone exchanges of Columbine Telephone Company, Inc. On July 31, 1997, the Company acquired 100% of the common stock of C&E. On October 15, 1997, the Company acquired 100% of the common stock of C-R. The aggregate purchase price for these acquisitions was $33.5 million.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   Acquisition costs were approximately $0.6 million, $1.2 million, and $0.9 million in 1997, 1998 and 1999, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $156.5 million and $36.7 million and has been recognized as goodwill in 1998 and 1999, respectively. The Company's allocation of purchase price for Orwell is preliminary because the Company has not been able to obtain all of the data required to complete the allocation for this recently acquired business.

   The allocation of the total net purchase price for the 1998 and 1999 acquisitions are shown on the table below:

                                                               1998     1999
                                                             --------  -------
                                                               (Dollars in
                                                                thousands)
      Current assets........................................ $ 27,539   25,484
      Property, plant, and equipment........................   85,161   18,675
      Excess cost over fair value of net assets acquired....  156,540   36,710
      Other assets..........................................   30,577   11,598
      Current liabilities...................................  (15,967)  (2,113)
      Noncurrent liabilities................................  (58,606) (14,131)
                                                             --------  -------
        Total net purchase price............................ $225,244   76,223
                                                             ========  =======

   On April 3, 2000, the Company acquired 100% of the common stock of TPG Communications, Inc. (TPG) and Peoples Mutual Telephone Company (Peoples). The aggregate purchase price for these acquisitions was $187.0 million. The acquisitions of TPG and Peoples have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the date of acquisition, and the results of operations will be included in the Company's results from the date of acquisition. Goodwill of approximately $171.8 million was recorded in connection with these acquisitions and will be amortized over an estimated useful life of 40 years. The allocation of purchase price is preliminary, however, as the working capital adjustment to the purchase price for these acquisitions have not been determined. On April 3, 2000, the Company borrowed an additional $200.5 million under its senior secured credit facility to fund the acquisitions.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions in 1998, 1999, and 2000 occurred on January 1, 1998. These results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.

                                                 Pro forma
                                             -----------------
                                                Year ended
                                               December 31,
                                             -----------------
                                               1998     1999
                                             --------  -------
                                           (Dollars in thousands)
                                                 (unaudited)
     Revenues............................... $174,609  195,800
     Loss before extraordinary item.........   (6,010) (39,165)
     Net loss...............................   (8,531) (39,165)

(4) Property, Plant, and Equipment

   A summary of property, plant, and equipment is shown on the table below:

                                                  December 31,
                                  Estimated    --------------------
                               life (in years)   1998       1999
                               --------------- ---------  ---------
                                              (Dollars in thousands)

     Land....................        --        $   1,442      1,640
     Buildings and leasehold
      improvements...........       2-40          19,101     22,993
     Telephone equipment.....       3-50         263,029    327,824
     Cable equipment.........       3-20           5,332      1,615
     Furniture and
      equipment..............       3-32           9,333     13,433
     Vehicles and equipment..       3-27          10,610     12,804
     Computer software.......       3-10             365      3,567
                                               ---------  ---------
       Total property, plant,
        and equipment........                    309,212    383,876
     Accumulated
      depreciation...........                   (166,891)  (205,580)
                                               ---------  ---------
       Net property, plant,
        and equipment........                  $ 142,321    178,296
                                               =========  =========

   The composite depreciation rate for property and equipment was 6.66%, 7.39%, and 7.36% in 1997, 1998, and 1999, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(5) Investments

   At December 31, 1998, Illuminet stock was carried at cost, as there was no readily determinable fair value. At December 31, 1999, the cost, unrealized holding gain, and fair value of Illuminet stock, the Company's only investment classified as available-for-sale, was $573,605, $6,753,275, and $7,326,880, respectively. The unrealized holding gain is reported as a separate component of comprehensive income, net of related taxes of $2,566,245 at December 31, 1999. There were no sales of available-for-sale securities during 1997, 1998, and 1999.

   The Company's non-current investments consist of the following:

                                                     December 31,
                                                    --------------
                                                     1998    1998
                                                    ------- ------
                                                 (Dollars in thousands)

     Investment in cellular companies and
      partnerships................................. $27,047 22,374
     RTB stock.....................................   6,934 10,259
     Illuminet stock...............................     421    --
     CoBank stock and unpaid deferred CoBank
      patronage....................................   1,958  2,326
     RTFC secured certificates and unpaid deferred
      RTFC patronage...............................   1,055    688
     Other nonmarketable minority equity
      investments..................................     479    599
                                                    ------- ------
       Total investments........................... $37,894 36,246
                                                    ======= ======

   The investments in cellular partnerships accounted for under the equity method and the Company's ownership percentage as of December 31, 1999 follow:

      Chouteau Cellular Telephone Company................................. 33.0%
      GTE Ohio RSA #3 LP.................................................. 25.0%
      Illinois Valley Cellular RSA2-I Ptnrs............................... 13.3%
      Illinois Valley Cellular RSA2-II Ptnrs.............................. 13.3%
      Illinois Valley Cellular RSA2-III Ptnrs............................. 13.3%
      ILLINET Communications, LLC.........................................  9.1%
      Orange County-Poughkeepsie Limited Partnership......................  7.5%
      Illinetworks, LLC...................................................  7.4%
      ILLINET Communications of Central IL LLC............................  5.2%

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(6) Long-term Debt

   Long-term debt is shown below:

                                                   December 31,
                                                 -----------------
                                                   1998     1999
                                                 --------  -------
                                              (Dollars in thousands)

     Senior secured notes payable, variable
      rates ranging from 8.13% to 10.00% at
      December 31, 1999, due 2004 to 2007......  $141,841  215,513
     Senior subordinated notes due 2008:
       Fixed rate, 9.50%.......................   125,000  125,000
       Variable rate, 10.32% at December 31,
        1999...................................    75,000   75,000
     Senior secured revolving note payable,
      variable rate of 10.75% to 11.75% at
      December 31, 1999, due 2004..............       --    21,747
     Senior notes payable to RTFC:
       Fixed rate, 9.20%, due 2009.............     4,918    4,532
     Variable rates ranging from 6.95% to 8.80%
      at December 31, 1999, due 2009...........     7,362    6,795
     Subordinated promissory notes payable,
      7.00%, due 2005..........................     7,000    7,000
     First mortgage notes payable to Rural
      Utilities Service, fixed rates ranging
      from 8.72% to 10.78%, due 2009 to 2016...     6,679    6,459
     Other debt, 5.75% to 9.50%, due 2000 to
      2004.....................................       312      349
                                                 --------  -------
     Total outstanding long-term debt..........   368,112  462,395
     Less current portion......................    (3,502)  (3,866)
                                                 --------  -------
       Total long-term debt, net of current
        portion................................  $364,610  458,529
                                                 ========  =======

   The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows:

       Fiscal year
       -----------                                        (Dollars in thousands)
       2000..............................................        $  3,866
       2001..............................................           4,425
       2002..............................................           4,601
       2003..............................................           4,766
       2004..............................................         112,247
       Thereafter........................................         332,490
                                                                 --------
                                                                 $462,395
                                                                 ========

   On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and an $85 million reducing revolving credit facility with a term of 6.5 years. Approximately $215.5 million senior secured notes payable were outstanding under the Credit Facility at December 31, 1999. Borrowings under the facility bear interest at a rate based, at the option of the Company, on the participating banks prime rate or Euro dollar rate, plus an incremental rate of 3.0%, 2.75%,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

and 2.5% for the Euro dollar margin and 2.0%, 1.75%, and 1.50% for the prime rate margins for the tranche C, tranche B, and revolver facility, respectively. The Credit Facility is secured by a perfected first priority pledge of the stock of certain subsidiaries of the Company as well as the promissory notes evidencing intercompany advances. The Credit Facility is also guaranteed by four of the Company's intermediary holding companies, subject to contractual or regulatory restrictions. The Company pays fees of 1% per annum on the aggregate unused portion of the revolver and tranche B commitment, in addition to an annual administrative agents fee. The Company used an interest rate swap agreement, with a notional amount of $25 million, to effectively convert a portion of its variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. As discussed in note 2, the Company repaid $75.2 million of its borrowings under the Credit Facility in January 2000.

   In March 2000, an additional $165 million was committed and available to the Company under the Credit Facility.

   The Credit Facility contains various restrictions, including those relating to payment of dividends by the Company. In management's opinion, the Company has complied with all such requirements or obtained a waiver letter for events of non-compliance. Substantially all assets of the Company are collateralized to secure the Credit Facility.

   On March 30, 1998, the Company retired senior notes payable of $120.9 million and subordinated promissory notes of $3.5 million. As a result of retiring the notes, the Company recognized an extraordinary loss of approximately $2.5 million (net of taxes of $1.8 million), consisting of prepayment penalties of approximately $1.4 million and the write-off of existing deferred financing costs of approximately $2.9 million.

   On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the Fixed Rate Notes), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the Floating Rate Notes). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert its variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November1, 2001 and November1, 2000, respectively.

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

   The Fixed and Floating Rate Notes indenture places certain restrictions on the ability of the Company to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions, and certain other

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

payments), (iii) incur liens, (iv) issue and sell stock of a subsidiary, (v) sell or otherwise dispose of property, business, or assets, (vi) enter into sale and leaseback transactions, (vii) engage in business other than the communications business, and (viii) engage in transactions with affiliates. In managements opinion, the Company has complied with all such requirements.

   The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

   On October 20, 1999, FairPoint Solutions closed a $100 million convertible senior secured revolving credit facility (the FairPoint Solutions Credit Facility). Under the FairPoint Solutions Credit Facility, funds are available on a revolving basis, for a period up to five years from the date of closing. Borrowings under the FairPoint Solutions Credit Facility are secured by all existing and future assets of FairPoint Solutions and by 100% of the stock of FairPoint Solutions. Pursuant to the terms of the FairPoint Solutions Credit Facility, FairPoint Solutions is required to comply with certain financial covenants. Upon an uncured default of certain covenants or if the debt is not paid at final maturity, the lenders have the option to exchange all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of payment in-kind preferred stock issued by the Company. At December 31, 1999, FairPoint Solutions was in compliance with all financial covenants. Borrowings under the FairPoint Solutions Credit Facility are approximately $21.7 million at December 31, 1999. As discussed in note 2, the Company borrowed an additional $5,400,000 and repaid all borrowings of $27,146,966 under the FairPoint Solutions Credit Facility in January 2000.

   On March 27, 2000, funds available to FairPoint Solutions under the FairPoint Solutions Credit Facility increased to $165 million.

   In conjunction with the senior notes payable to RTFC, Utilities is subject to restrictive covenants limiting the amount of dividends that may be paid. At December 31, 1999, Utilities was in compliance with these restrictions.

   The Company has available a line of credit, with a total maximum limit of $1,000,000, expiring in May of 2000. No borrowings have been made under this line of credit at December 31, 1999.

   The Company also has $752,000 of unsecured demand notes payable to various individuals and entities with interest payable at 5.75% at December 31, 1999.

(7) Employee Benefit Plans

   The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 1997, 1998, and 1999, the Company matched 100% of each employees contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $422,069, $1,163,906 and $2,291,520, for the years ended December 31, 1997,
1998, and 1999, respectively.

   In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

as the 401(k) Plan. Total Company contributions to the NQDC Plan were $61,583 for the year ended December 31, 1999.

   C&E and Taconic also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E and Taconic match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were approximately $154,000 and $205,000, for the years ended December 31, 1998 and 1999, respectively.

   One of the Company's subsidiaries has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employees compensation before retirement. The plan benefits were frozen in 1998 in connection with the Company's acquisition of the subsidiary. There is no additional minimum pension liability required to be recognized and plan assets are sufficient to cover all plan obligations.

   Two of the Company's subsidiaries sponsor healthcare plans that provide postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. The liabilities for the postretirement medical benefits plans were not material to the consolidated financial statements at December 31, 1998 and 1999.

   Certain shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recorded compensation expense of approximately $3,386,000 in 1999.

(8) Income Taxes

   Income tax (expense) benefit before extraordinary item consists of the following components:

                                              December 31,
                                           ---------------------
                                            1997    1998   1999
                                           -------  -----  -----
                                          (Dollars in thousands)

Current:
  Federal................................. $(1,426)   346   (278)
  State...................................    (274)   (17)    24
                                           -------  -----  -----
    Total current income tax (expense)
     benefit..............................  (1,700)   329   (254)
                                           -------  -----  -----
Investment tax credits....................      31    130    193
                                           -------  -----  -----
Deferred:
  Federal.................................    (130) 1,047  4,988
  State...................................     (77)   606    688
                                           -------  -----  -----
    Total deferred income tax (expense)
     benefit..............................    (207) 1,653  5,676
                                           -------  -----  -----
    Total income tax (expense) benefit.... $(1,876) 2,112  5,615
                                           =======  =====  =====

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Total income tax (expense) benefit was different than that computed by applying U. S. federal income tax rates to earnings before income taxes. The reasons for the differences are shown below:

                                        December 31,
                                    ----------------------
                                     1997    1998    1999
                                    -------  -----  ------
                                    (Dollars in thousands)

Computed expected tax (expense)
 benefit..........................  $(1,585) 2,553  11,748
State income tax (expense)
 benefit, net of federal income
 tax benefit......................     (232)   389     471
Amortization of investment tax
 credits..........................       31    130     193
Goodwill amortization.............     (186)  (887) (1,559)
Change in fair value of put war-
 rant obligation..................      100   (242) (4,681)
Stock-based compensation expense..      --     --      --
Disallowed expenses and other.....       (4)   169    (557)
                                    -------  -----  ------
Total income tax (expense) bene-
 fit..............................  $(1,876) 2,112   5,615
                                    =======  =====  ======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      December 31,
                                                     --------------
                                                      1998    1999
                                                     ------- ------
                                                 (Dollars in thousands)
Deferred tax assets:
  Federal and state tax loss carryforwards.......... $ 1,032  1,130
  Employee benefits.................................   1,010    586
  Allowance for doubtful accounts...................     211    213
  Alternative minimum tax credits...................   1,296  1,658
  Warrants issued in connection with early retire-
   ment of debt.....................................     291    --
                                                     ------- ------
    Total gross deferred tax assets.................   3,840  3,587
                                                     ------- ------
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
   depreciation differences.........................  17,242 16,605
  Goodwill, due to amortization differences.........   1,903  2,471
  Basis in investments..............................  11,424 10,531
  Unrealized gain on investments....................     --   2,566
                                                     ------- ------
    Total gross deferred tax liabilities............  30,569 32,173
                                                     ------- ------
    Net deferred tax liabilities.................... $26,729 28,586
                                                     ======= ======

   The Company has minimum tax credits of $1.9 million which may be carried forward indefinitely. Management has concluded that no valuation allowance is required because the full benefit of the deferred tax assets will be realized through the future reversals of the deferred tax liabilities.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(9) Warrants

   In connection with the issuance of subordinated notes in 1994, the Company issued detachable warrants to purchase 10,000 shares of STE's common stock at the stated par value of $.01 per share. In conjunction with the retirement of the subordinated notes in 1997, the Company required STE to issue additional warrants to purchase 2,857 shares of STE's common stock. This noncash transaction was recognized as part of the loss on the early retirement of debt as described in note10. The agreement stipulates that the put/call price of the warrants should equal STE's net equity, as defined in the agreement, multiplied by the ratio of exercisable warrants to the number of shares of common stock outstanding on a fully-diluted basis on the date of the put or call.

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

(10) Stockholders' Equity and Recapitalization

   Effective July 31, 1997, a recapitalization of the Company was completed. The Company issued 8,846,720 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $15.1 million (net of offering expenses of $925,602). These proceeds, together with additional borrowings of $39.2 million from CoBank and the issuance of subordinated promissory notes in the amount of $3.5 million, were utilized to repurchase and retire the remaining Series A preferred stock, all shares of Series C preferred stock not owned by members of management, and all the warrants and contingent warrants (the Warrants) to purchase the Company's Class A common stock not owned by members of management for approximately $35.0 million. The difference between the carrying value of the Series A and Series C preferred stock, and the Warrants and the price at which the stock was repurchased and retired ($24.5 million), was charged to retained earnings as it represents a return to the preferred shareholders. In conjunction with the recapitalization, STE also retired the subordinated notes payable of $11,562,133. As a result of retiring the subordinated debt of STE, the Company recognized an extraordinary loss of approximately $3.6 million (net of taxes of $2.3 million), consisting of prepayment penalties of approximately $4.0 million, the write-off of existing deferred financing costs of approximately $1.1 million, and the issuance of additional put warrants valued at $750,000. The additional put warrants were issued to the holders of the STE warrants and debt in consideration of their consent to retire the STE debt (see note 9).

   In connection with the recapitalization of the Company, two of the Company's shareholders entered into shareholder agreements with the Company and its founding shareholders. At December 31, 1999, those two

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   During 1997, a shareholder of the Company contributed the net assets of Holdings, totaling $150,000, in consideration for 29,000 shares of Class A common stock. Also in 1997, existing subordinated notes payable to stockholders of the Company in the amount of $923,500 were contributed as additional capital.

   In October 1997, an additional 875,880 shares of Class A common stock were issued for proceeds of $1.5 million.

   On March 30, 1998 and April 30, 1998, the Company issued a total of 18,590,800 shares of its Class A common stock to unrelated third parties and members of management for proceeds of approximately $31.8 million. These proceeds were used to finance the acquisitions of Taconic and Ellensburg.

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

   The per share weighted-average fair value of stock options granted during 1995 was $0.13 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

   In December 1998, the Company adopted the FairPoint Solutions Plan for employees of its subsidiary, FairPoint Solutions. Under the FairPoint Solutions Plan, participating employees are granted options to purchase common stock of FairPoint Solutions at exercise prices not less than the fair value of FairPoint Solutions common stock at the date of the grant. The FairPoint Solutions Plan authorizes grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. All stock options have ten-year terms and vest in 25% increments on the second, third, fourth and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately.

   Shares issued to employees under the FairPoint Solutions Plan are subject to a call option by FairPoint Solutions. Under the call option, FairPoint Solutions may repurchase those shares held by terminating employees at fair value if the shares were held by the employee for a minimum holding period of not less than six months. The FairPoint Solutions Plan also provides for the reacquisition of common shares by FairPoint Solutions in the event of death or disability of the option-holder.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   At December 31, 1999, there were options available for grant of 114,500 additional shares under the FairPoint Solutions Plan. The per share weighted-average fair value of stock options granted during 1999 was $0.30 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 5.25%, and an estimated option life of ten years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

   The Company applies APB No. 25 in accounting for its 1995 and FairPoint Solutions Plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share for 1997, 1998, and 1999 would not have been significantly reduced.

   Stock option activity for 1997, 1998, and 1999 under the 1995 and FairPoint Solutions Plans is summarized as follows:

                                                                         1999
                                                      1995 Plan        FairPoint
                                               ----------------------- Solutions
                                                1997    1998    1999     Plan
                                               ------- ------- ------- ---------
     Outstanding at January 1................. 852,800 852,800 852,800      --
       Granted................................     --      --      --   970,500
       Exercised..............................     --      --      --       --
       Canceled or forfeited..................     --      --      --   (85,000)
                                               ------- ------- -------  -------
     Outstanding at December 31............... 852,800 852,800 852,800  885,500
                                               ======= ======= =======  =======
     Exercisable at December 31............... 611,160 781,720 852,800      --
                                               ======= ======= =======  =======

   All options granted in 1999 under the FairPoint Solutions Plan had an exercise price of $0.50. On February 2, 2000, an additional 40,000 options were issued under the FairPoint Solutions Plan at an exercise price of $24.50 per share. No compensation expense was recorded as management believes the exercise price equalled the fair value of the FairPoint Solutions common stock on the dates of grant.

   See note 2 for a description of options exercised under the 1995 Plan and the pending cancellation of all options granted under the FairPoint Solutions Plan subsequent to December 31, 1999.

   In August 1998, the Company adopted the 1998 Plan. The 1998 Plan provides for grants of up to 6,818,065 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. In October 1998, the compensation committee of the Board of Directors approved a grant of 4,664,000 options at an exercise price of $1.71 per share. During 1999, an additional 214,000 options were granted at an exercise price of $2.74 per share and 70,000 options were forfeited. At December 31, 1999, a total of 4,808,000 options were outstanding. Pursuant to the terms of the grant, options become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of ten years from date of grant. The Company will accrue for compensation expense for the excess of the estimated fair value of its common stock over the exercise price of the options

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. See note 2 for a description of transactions affecting the 1998 Plan occurring subsequent to December 31, 1999.

(12) Redeemable Preferred Stock

   The following is a summary of the Company's preferred stock:

                                                Series B
                         Series A preferred     preferred   Series C preferred
                         -------------------  ------------- -------------------
                           Shares    Amount   Shares Amount   Shares     Amount
                         ----------  -------  ------ ------ -----------  ------
                                       (Dollars in thousands)
Balance at December 31,
 1996...................  1,400,000  $ 8,738   --     $--     3,661,200  $1,952
Conversion of preferred
 stock..................    (18,000)    (112)  --      --           --      --
Repurchase of preferred
 stock.................. (1,382,000)  (8,626)  --      --    (3,400,880) (1,822)
                         ----------  -------   ---    ----  -----------  ------
Balance at December 31,
 1997...................        --       --    --      --       260,320     130
Repurchase of preferred
 stock..................        --       --    --      --      (260,320)   (130)
                         ----------  -------   ---    ----  -----------  ------
Balance at December 31,
 1998...................        --   $   --    --     $--           --   $  --
                         ==========  =======   ===    ====  ===========  ======

   The Series A preferred stock and Series C preferred stock not owned by management were purchased and retired in connection with the 1997 recapitalization (see also note 10). The Series C preferred stock owned by management was purchased and retired in 1998.

   In conjunction with the issuance of the Series C preferred stock in 1996, the Company issued warrants to purchase 233,798 shares of the Company's Class A common stock. In association with the recapitalization, the Company repurchased warrants to purchase 217,210 shares and contingent warrants to purchase 129,600 shares. There were no contingent warrants outstanding at December 31, 1997, 1998, and 1999. The remaining warrants for 16,588 shares were exercised subsequent to December 31, 1999. (See note 2.)

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

   During 1997, the Company entered into an agreement with MJD Partners, L.P. (Partners), at the time, a major shareholder of the Company. Under the terms of the agreement, Partners provided senior management and acquisition services to the Company. Partners was paid $1,020,000 under this agreement and this expense was classified with selling, general and administrative expenses in 1997. This agreement was terminated on March 31, 1998, at which time $225,000 had been paid to Partners during 1998.

   The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. The Company paid $45,833, $250,000 and $400,000, for the years ended December 31, 1997, 1998, and 1999, respectively, in such fees to the equity investors and this expense was classified with selling, general and administrative expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's Board of Directors meetings. The Company

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

reimbursed the equity investors $117,204 and $49,627, for the years ended December 31, 1998 and 1999, respectively, for travel and other expenses. The advisory and consulting fees were increased to $500,000 per annum to be paid to each of the principal shareholders through December 31, 2006 in connection with the issuance and reacquisition of capital stock as described in note 2.

   The Company also has entered into a consulting agreement dated as of July
31, 1997 with an entity controlled by a certain shareholder pursuant to which the shareholder has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of the shareholders out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The Company incurred expenses of $103,306 and $132,831 for the years ended December 31, 1998 and 1999, respectively, related to this consulting agreement. The agreement was paid by MJD Partners during 1997. This agreement was terminated on January 20, 2000.

   In 1997, a law firm, in which a partner of such law firm is a shareholder of the Company, was paid a total of $1,070,132, of which $38,872 was for general counsel services, $819,361 was for services related to financings, and $211,899 was for services related to acquisitions. In 1998, this same law firm was paid $2,307,900, of which $289,156 was for general counsel services, $1,228,902 was for services related to financings, and $789,842 was for services related to acquisitions. In 1999, this same law firm was paid $336,835, of which $295,084 was for general counsel services and $41,751 was for services related to acquisitions. All payments made by the Company for general counsel services are classified with selling, general and administrative expenses on the statement of operations. All payments made for services related to financings have been recorded as debt and equity issue costs. All payments made for services related to acquisitions have been capitalized as direct costs of the acquisitions.

(14) Supplemental Cash Flow Information

   The Company paid interest of $8,301,646, $24,111,997, and $49,071,977, for the years ended December 31, 1997, 1998, and 1999, respectively.

   The Company paid income taxes of $529,352, $3,585,977, and $7,519,755, for the years ended December 31, 1997, 1998, and 1999, respectively.

   In conjunction with the recapitalization in 1997, the Company issued subordinated promissory notes for $3.5 million for the repurchase of the Series A and Series C preferred stock. These subordinated promissory notes were paid during 1998.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(15) Quarterly Financial Information (Unaudited)

                                                First   Second    Third   Fourth
                                               quarter  quarter  quarter  quarter
                                               -------  -------  -------  -------
                                                   (Dollars in thousands)
1998:
  Revenue..................................... $14,555  23,079   25,642    28,731
  Earnings (loss) before extraordinary item...     609    (440)  (1,548)   (4,100)
  Net loss....................................  (1,912)   (440)  (1,548)   (4,100)
1999:
  Revenue..................................... $32,828  35,496   39,347    39,868
  Earnings (loss) before extraordinary item...  (1,841) (2,958)  (3,472)  (20,769)
  Net loss....................................  (1,841) (2,958)  (3,472)  (20,769)

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

 Investments

   Investments available-for-sale are carried at their fair value which approximates $7.3 million at December 31, 1999 (see note 5).

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

(17) Revenue Concentrations

   Revenues for interstate access services is based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 30.0%, 27.3% and 25.4% of the Company's total revenues for the years ended December 31, 1997, 1998 and 1999, respectively. The Company also derives significant revenues from Bell Atlantic, principally from network access and billing and collecting service. Such revenues amounted to 16.3%, 10.4% and 10.9% of the Company's total revenues for the years ended December 31, 1997, 1998 and 1999, respectively.

(18) Reportable Segments

   The Company has two reportable segments: traditional telephone operations and competitive operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which competition currently does not exist for local communications services. The competitive operations provide local and long distance communications services to customers in markets outside of the Company's traditional telephone markets. The Company began its competitive operations during 1998, therefore, prior to 1998, the Company's business consisted of one reportable segment.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on Adjusted EBITDA. Adjusted EBITDA represents net earnings
(loss) plus interest expense, income taxes, depreciation and amortization, extraordinary items, and non-cash stock-based compensation charges. The Company generally accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

   The Company's reportable segments are strategic business units that offer similar communications related products and services in different markets. They are managed separately because each segment requires different marketing and operational strategies related to the providing of local and long distance communications services.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                 December 31, 1998               December 31, 1999
                          ------------------------------- -------------------------------
                          Traditional                     Traditional
                           telephone  Competitive          telephone  Competitive
                          operations  operations   Total  operations  operations   Total
                          ----------- ----------- ------- ----------- ----------- -------
                                              (Dollars in thousands)
Revenues from external
 customers..............    $88,946      3,061     92,007   135,890      11,649   147,539
Intersegment revenues...        --         516        516       --        2,633     2,633
Interest expense........     27,170        --      27,170    50,463         722    51,185
Depreciation and
 amortization...........     20,034         55     20,089    30,876         756    31,632
Income tax (expense)
 benefit................        267      1,845      2,112    (2,337)      7,952     5,615
Extraordinary item--loss
 on early retirement of
 debt...................      2,521        --       2,521       --          --        --
Adjusted EBITDA.........     44,620     (4,952)    39,668    71,435     (19,887)   51,548
Segment assets..........    436,838      5,576    442,414   487,354      31,297   518,651
Expenditures for segment
 assets.................     10,912      1,521     12,433    28,293      15,216    43,509

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             (formerly, MJD Communications, Inc. and Subsidiaries)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1997, 1998 and 1999

   A reconciliation of reportable segment amounts to the Company's consolidated balances for the years ended December 31, 1998 and 1999 is as follows:

                                             December 31,
                                           -----------------
                                             1998     1999
                                           --------  -------
                                         (Dollars in thousands)

Revenues:
  Total revenue for reportable segments... $ 92,523  150,172
  Elimination of intersegment revenue.....     (516)  (2,633)
                                           --------  -------
    Total consolidated revenue............ $ 92,007  147,539
                                           ========  =======
Adjusted EBITDA to net loss:
  Adjusted EBITDA......................... $ 39,668   51,548
  Other components of Adjusted EBITDA:
    Depreciation and amortization.........  (20,089) (31,632)
    Interest expense......................  (27,170) (51,185)
    Stock-based compensation expense......      --    (3,386)
    Extraordinary item--loss on early
     retirement of debt...................   (2,521)     --
    Income tax expense....................    2,112    5,615
                                           --------  -------
    Net loss.............................. $ (8,000) (29,040)
                                           ========  =======
Assets:
  Total assets for reportable segments.... $442,414  518,651
  Consolidating and eliminating
   adjustments............................     (302)    (616)
                                           --------  -------
    Consolidated total.................... $442,112  518,035
                                           ========  =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information with respect to our directors, executive officers and other key personnel. Executive officers are generally appointed annually by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Name                                       Age                              Position
----                                       ---    --------------------------------------------------------
Jack H. Thomas............................. 58    Co-Founder, Chairman of the Board of Directors and Chief
                                                    Executive Officer
Eugene B. Johnson.......................... 52    Co-Founder, Vice Chairman of the Board of Directors and
                                                    Chief Development Officer
G. Brady Buckley........................... 40    President and Chief Operating Officer
Walter E. Leach, Jr........................ 48    Senior Vice President and Chief Financial Officer
John P. Duda............................... 52    President and Chief Executive Officer - Telecom Group
Timothy W. Henry........................... 44    Vice President of Finance and Treasurer
Lisa R. Hood............................... 34    Vice President and Controller
Daniel G. Bergstein........................ 56    Co-Founder and Director
Frank K. Bynum, Jr......................... 37    Director
Anthony J. DiNovi.......................... 37    Director
George E. Matelich......................... 43    Director
Kent R. Weldon............................. 32    Director

      Jack H. Thomas. Mr. Thomas has served as Chairman of our board of directors since August 1998 and served as our President from 1993 to April 2000. Mr. Thomas has served as our Chief Executive Officer since 1993. Mr. Thomas is a co-founder and has been a director of our company since 1991. From 1985 to 1993, Mr. Thomas was Chief Operating Officer of C-TEC Corporation, a diversified communications company which at the time owned Commonwealth Telephone Company, a 240,000 access line telephone company. Prior to 1985, Mr. Thomas worked at United Telephone Company of Ohio and C&P Telephone in various management capacities.

      Eugene B. Johnson. Mr. Johnson has served as our Vice Chairman since August 1998 and our Chief Development Officer since April 2000. Mr. Johnson has served as our Senior Vice President from 1993 to 1998 and served as our Executive Vice President from February 1998 to April 2000. Mr. Johnson is a co-founder and has been a director of our company since 1991. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson currently is a director of OPASTCO, the primary industry organization for small independent telephone companies and serves on its education and finance committees.

      G. Brady Buckley. Mr. Buckley has served as our President and Chief Operating Officer since May 2000. From July 1998 to May 2000, Mr. Buckley served as President and Chief Executive Officer of FairPoint Solutions. From 1996 to 1998, Mr. Buckley served as President of American Telco, Inc., a Houston, Texas-based communications firm that was the first company to provide both local and long distance phone service in Texas. From 1992 to 1996, Mr. Buckley was a Vice President of Worldcom and was responsible for all New England operations including sales, marketing, finance, operations, and administration. Prior to 1992, Mr. Buckley was employed by First Phone of New England, a start-up company that provided long distance communications services to business firms in the northeast, and Sprint, where he held various sales and management positions.

      Walter E. Leach, Jr. Mr. Leach has served as our Chief Financial Officer and Secretary since October 1994 and our Senior Vice President since February of 1998. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities.

      John P. Duda. Mr. Duda has served as the President and Chief Executive Officer of our Telecom Group, which has been responsible for all aspects of our traditional telephone operations, since August 1998. From January

1994 to August 1998, Mr. Duda served as our Chief Operating Officer. Prior to 1994, Mr. Duda served as Vice President, Operations and Engineering of Rochester Tel Mobile Communications, State Vice President Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and served in various management positions with C&P Telephone and Bell Atlantic. Mr. Duda is currently on the United States Telecom Association's Board of Directors and serves on its Executive and Midsize Company committees. He also serves on OPASTCO's Separations and Access Committee.

      Timothy W. Henry. Mr. Henry has served as our Vice President of Finance and Treasurer since December 1997. From 1992 to December 1997, Mr. Henry served as Vice President/Portfolio Manager at CoBank, ACB, and managed a $225 million telecommunications loan portfolio, which included responsibility for CoBank's relationship with us.

      Lisa R. Hood. Ms. Hood has served as our Vice President and Controller since December 1993. Prior to joining our company, Ms. Hood served as manager of a local public accounting firm in Kansas. Ms. Hood is a certified public accountant.

      Daniel G. Bergstein. Mr. Bergstein is a co-founder and has been a director of our company since 1991. Mr. Bergstein served as Chairman of our board of directors from 1991 until August 1998. Since 1988, Mr. Bergstein has been a senior partner in the New York office of the international law firm Paul, Hastings, Janofsky & Walker LLP, where he is the Chairman of the Firm's National Telecommunications Practice. Mr. Bergstein is a corporate and securities lawyer, specializing in mergers and acquisitions and corporate finance transactions.

      Frank K. Bynum, Jr. Mr. Bynum has served as a director of our company since May 1998. He is also a Managing Director of Kelso. Mr. Bynum joined Kelso in 1987 and has held positions of increasing responsibility at Kelso prior to becoming a Managing Director. Mr. Bynum is a director of CDT Holdings, plc, Citation Corporation, Cygnus Publishing, Inc., HCI Direct, Inc., iXL Enterprises, Inc. and 21st Century Newspapers, Inc.

      Anthony J. DiNovi. Mr. DiNovi has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1988, Mr. DiNovi worked in the Corporate Finance Department at Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of Eye Care Centers of America Inc., Fisher Scientific International, Inc., Safelite Glass Corp., US LEC Corp. and various private corporations.

      George E. Matelich. Mr. Matelich has served as a director of our company since July 1997. Mr. Matelich is currently a Managing Director of Kelso, with which he has been associated since 1985. Mr. Matelich currently serves on the Boards of Directors of GlobeNet Communications Group Limited and Humphreys, Inc. Mr. Matelich is also a Trustee of the University of Puget Sound.

      Kent R. Weldon. Mr. Weldon has served as a director of our company since January 2000. He is a Vice President of Thomas H. Lee Partners, L.P. Mr. Weldon worked at the firm from 1991 to 1993 and rejoined it in 1995. Prior to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Fisher Scientific International, Inc. and Syratech Corporation.

ITEM 11. EXECUTIVE COMPENSATION

      The following table sets forth information for the fiscal year ended December 31, 1999 concerning compensation paid to our chief executive officer and our other four most highly compensated executive officers during 1999.

                                                                                                     Long-term
                                                                                                    Compensation
                                                                   Annual Compensation                Awards
                                                         ----------------------------------------   ------------
                                                                                                      Number of
                                                                                        Other         Securities
                                                                                        Annual        Underlying       All Other
Name and Principal Position                    Year        Salary         Bonus      Compensation    Options/SARS   Compensation (2)
---------------------------                    ----      ---------      ---------    ------------    ------------   ----------------
Jack H. Thomas                                 1999      $ 330,000      $ 180,000      $  89,270         --            $ 8,262
Chairman and Chief Executive                   1998        300,000        150,000         71,101      1,300,000         15,750
   Officer ................................... 1997        300,000         82,500         67,778         --             15,750

Eugene B. Johnson                              1999      $ 264,000      $ 132,000      $  69,154      1,195,000        $ 7,839
Vice Chairman and                              1998        240,000        120,000         37,261         --             15,264
   Chief Development Officer ................. 1997        240,000         62,000         28,671         --             15,264

G. Brady Buckley                               1999      $ 253,740      $ 240,000      $ 163,976        549,000        $ 7,380
President and Chief Operating                  1998(1)     125,000         90,000             33         --                 --
   Officer ................................... 1997             --             --             --         --                 --

Walter E. Leach, Jr                            1999      $ 150,077      $  80,000      $  33,606         --            $ 7,596
Senior Vice President and Chief                1998        132,246         62,942         19,332        650,000         14,922
   Financial Officer ......................... 1997        115,502         32,400         15,076         --             14,394

John P. Duda                                   1999      $ 150,037      $  75,000      $  54,065         --            $ 7,839
President and Chief Executive Officer          1998        142,589         49,000         26,511        410,000         15,264
   Telecom Group ............................. 1997        130,938         31,000         23,154         --             15,264

-----------
(1)   Represents six months of compensation.
(2) Reflects matching contributions made under our 401(k) plan and value of group term life insurance coverage.

1995 Stock Option Plan

      Our Stock Option Plan was adopted on February 22, 1995. The 1995 plan provides for the grant of options to purchase up to an aggregate of 1,136,800 shares of our common stock. The 1995 plan is administered by our compensation committee, which makes discretionary grants of options to our officers, directors and employees.

      Options granted under the 1995 plan may be incentive stock options, which qualify for favorable Federal income tax treatment under Section 422A of the Internal Revenue Code, or nonstatutory stock options.

      The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by our compensation committee, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by us and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the board of directors. As of April 30, 2000, a total of 592,460 options to purchase shares of our common stock were outstanding under the 1995 plan. Such options were exercisable at a price of $.25 per share.

      Options granted under the 1995 plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 Stock Incentive Plan

      In August 1998, we adopted our Stock Incentive Plan, the 1998 Plan. The 1998 Plan provides for grants to members of management of up to 6,818,065 nonqualified options to purchase our common stock, at the discretion of the compensation committee. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. At April 30, 2000, a total of 6,461,065 options were outstanding under the 1998 Plan. Pursuant to the terms of the grant, options become exercisable only in the event that we are sold, an initial public offering of our common stock occurs, or other changes in control, as defined, occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in a sale of FairPoint would exceed a minimum selling price of $4.29 per share. Options have a term of ten years from date of grant. We will accrue as compensation expense the excess of the estimated fair value of our common stock over the exercise price of the options when and if a sale of FairPoint, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

      In April 2000, all of the options outstanding under the FairPoint Solutions' stock option plan were converted to options to purchase our common stock under the 1998 Plan. As a result, 925,500 options to purchase common stock of FairPoint Solutions were converted into an aggregate of 1,693,665 options of which 1,620,465 are to purchase our common stock at an exercise price of $3.28 per share and 73,200 at an exercise price of $13.12 per share. Upon completion of the conversion, the FairPoint Solutions stock option plan was terminated.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

      The following table sets forth the information with respect to the executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 1999, the number of securities underlying options as of December 31, 1999 and the year end value of all unexercised in-the-money options held by such individuals.


                                                                 Number of Securities         Value of Unexercised
                                                                Underlying Unexercised            In-The-Money
                                 Shares            Value            Options/SARs At          Options/SARs at Fiscal
                              Acquired on        Realized         Fiscal Year-End (#)              Year-End ($)
     Name                     Exercise (#)          ($)         Exercisable/Unexercisable  Exercisable/Unexercisable(1)
     ----                     ------------       --------       -------------------------  ----------------------------
Jack H. Thomas...........          --                --            284,200/1,300,000         $13,657,654/14,825,200
Eugene B. Johnson........          --                --            213,200/1,195,000           2,743,884/13,627,780
G. Brady Buckley.........          --                --                    -/549,000                    -/5,402,160(2)
Walter E. Leach, Jr......          --                --              142,200/650,000            1,830,114/7,412,600
John P. Duda.............          --                --              213,200/410,000            2,743,884/4,675,640

----------
(1) Represents the difference between the exercise price and the fair market value of our common stock at December 31, 1999.

(2) Does not include a bonus of approximately $1,800,720 payable to Mr. Buckley upon the exercise of such options as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Overview-- Stock-based Compensation Expense."

      In connection with our January 2000 equity financing and recapitalization, 12,440 warrants and 300,940 options to purchase our common stock were exercised and the underlying shares were sold for aggregate proceeds of $3,975,836. In connection with this transaction, the board of directors approved the acceleration of the vesting and exercise of 40,600 options owned by Mr. Leach. In addition, Mr. Leach and Mr. Duda also received an aggregate of $1,165,000 from certain of our stockholders in satisfaction of a portion of such stockholders' stock appreciation rights obligations to Messrs. Duda and Leach.

Employment Agreements

      In January 2000, we entered into employment agreements with each of Jack
H. Thomas, Eugene B. Johnson, Walter E. Leach, Jr. and John P. Duda. Each of the employment agreements provides for an employment period from January 20, 2000 until December 31, 2003 and provides that upon the termination of the executive's employment due to a change of control, the executive is entitled to receive from us in a lump sum payment an amount equal to such executive's base salary as of the date of termination for a period ranging from twelve months to twenty-four months. For purposes of the previous sentence, a change of control shall be deemed to have occurred if: (a) certain of our stockholders no longer own, either directly or indirectly, shares of our capital stock entitling them to 51% in the aggregate of the voting power for the election of our directors as a result of a merger or consolidation of FairPoint, a transfer of our capital stock or otherwise; or (b) we sell, assign, convey, transfer, lease or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of our property or assets to any other person or entity. In addition, we have agreed to maintain the executives' long term disability and medical benefits for a similar period following a change of control. In the event that any executive's employment with us terminated without cause and not as a result of a change of control, such executive is entitled to receive a lump sum payment from us in an amount equal to such executive's base salary for a period ranging from six months to twelve months and is also entitled to long term disability and medical benefits for a similar period. In the event that any executive's employment is terminated by us for cause or by such executive without good reason, such executive is not entitled to any benefits under his employment agreement.

ITEM 12. SECURITY OWNERSHIP AND BENEFICIAL MANAGEMENT

      The following table sets forth information regarding beneficial ownership of our common stock as of March 15, 2000 for (i) each executive officer named in the "Summary Compensation Table"; (ii) each director, (iii) all of our executive officers and directors as a group, and (iv) each person who beneficially owns 5% or more of the outstanding shares of our common stock.

                                                                      Number of Shares            Percent of
                                                                    Beneficially Owned(1)       Outstanding(1)
                                                                    ---------------------       --------------
Executive Officers and Directors:
Jack H. Thomas (2).......................................                  1,757,600                14.9%
Eugene B. Johnson (3)....................................                    640,380                 5.5%
G. Brady Buckley (4).....................................                      7,640                 0.1%
Walter E. Leach, Jr. (5).................................                        0.0                 0.0%
John P. Duda (6).........................................                     95,060                 0.8%
Daniel G. Bergstein (7)..................................                  2,155,140                18.7%
Frank K. Bynum, Jr. (8)..................................                  5,655,768                49.1%
Anthony J. DiNovi (9)....................................                        0.0                 0.0%
George E. Matelich (8)...................................                  5,655,768                49.1%
Kent R. Weldon (9).......................................                        0.0                 0.0%
All Executive Officers and Directors as a group (10
   persons)..............................................                 10,331,588                58.0%

5% Stockholders:
Kelso Investment Associates V, L.P. and Kelso Equity
   Partners V, L.P. (8)..................................                  5,655,768                49.1%
   320 Park Avenue, 24th Floor
   New York, New York 10022
Meyer Haberman...........................................                  1,417,850                12.3%

----------
(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 11,523,488 shares of common stock outstanding as of March 15, 2000.
      As of February 29, 2000, THL owned 21,461,720 shares of Series D
      Preferred Stock and Kelso Investment Associates V, L.P. ("KIAV") and Kelso Equity Partners V, L.P. ("KEPV") owned 11,289,356 and 1,254,372 shares of Class B Common Stock, respectively. Each share of Series D Preferred Stock and each share of Class B Common Stock will be automatically converted into one share of Class A Common Stock upon the receipt of all required regulatory approvals. The Company does not expect to receive all such regulatory approvals within the next 60 days.
(2) Includes 284,200 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 1,300,000 shares of common stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.
(3) Includes 213,200 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 1,195,000 shares of common stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.
(4) Does not include 549,000 shares of common stock issuable upon the exercise of options that are not currently exercisable or exercisable during the next 60 days.
(5) Does not include 609,400 shares of common stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.
(6) Includes 95,060 shares of common stock issuable upon exercise of options that are either currently exercisable or exercisable during the next 60 days. Does not include 410,000 shares of common stock issuable upon exercise of options that are not currently exercisable or exercisable during the next 60 days.

(7) Includes 2,155,140 shares owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and members of his immediate family.
(8) Includes 5,138,370 shares of common stock owned by KIAV and 517,398 shares of common stock owned by KEPV. KIAV and KEPV, due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares of common stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Advisory Agreements

      In connection with our January 2000 equity financing and recapitalization, we entered into a Management Services Agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of January 20, 2000 and an Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 with Kelso, pursuant to which THL Advisors and Kelso provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Pursuant to these agreements, we pay to each of THL Advisors and Kelso annual advisory fees of $500,000 payable on a quarterly basis until December 31, 2006 and we reimburse them for out of pocket expenses for the duration of the agreements. Further, we agreed to pay Kelso a transaction fee of approximately $8.5 million, [which fee is payable upon an initial public offering of our common stock]. In connection with our equity financing and recapitalization, we terminated our financial advisory agreement with Carousel Capital Partners, L.P., a former significant stockholder, and the original financial advisory agreement with Kelso. We paid advisory fees of $400,000 and $250,000 to Carousel and Kelso in 1999 and 1998, respectively.

Consulting Agreement

      On January 20, 2000, we terminated a consulting agreement dated as of July 31, 1997 between us and an entity controlled by Daniel G. Bergstein, a director and principal stockholder of the company, under which Mr. Bergstein provided general consulting and advice to us as reasonably requested from time to time. During 1999 and 1998, we paid consulting fees under the consulting agreement of $132,831 and $103,306, respectively.

Legal Services

      Daniel G. Bergstein is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm which provides legal services to us. For the years ended December 31, 1999 and 1998, we paid Paul Hastings approximately $336,835 and $2,308,000, respectively, for legal services.

Stockholders Agreement and Registration Rights Agreement

      In connection with our January 2000 equity financing and recapitalization, we entered into a stockholders agreement with our stockholders, dated as of January 4, 2000, which contains provisions relating to: (i) the designation of members to our board of directors (including, initially, two members to be designated by THL, two members by Kelso and upon the receipt of all required regulatory approvals, the remaining members to be designated jointly by THL and Kelso), (ii) restrictions on transfers of shares, (iii) the requirement that our stockholders take certain actions upon the approval of a majority of the stockholders in connection with an initial public offering or a sale of FairPoint, (iv) the requirement of FairPoint to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (v) the participation rights of stockholders in connection with a sale of shares by other stockholders, and (vi) our right to purchase all (but not less than all) of the shares of a management stockholder in the event of resignation, termination of employment, death or disability. The stockholders agreement also provides that we must obtain consent from THL and Kelso in order for us to incur debt in excess of $5 million. The stockholders agreement will be amended upon the initial public offering of our common stock.

      We entered into a registration rights agreement with our stockholders, dated as of January 20, 2000, pursuant to which our stockholders have the right in certain circumstances and subject to certain conditions, to require us to register shares of our common stock held by them under the Securities Act. Under the registration rights agreement, except in limited circumstances, we are obligated to pay all expenses in connection with such registration.

      In connection with the execution of the stockholders agreement and the registration rights agreement, we terminated our previous stockholders agreement and registration rights agreement, each dated July 31, 1997.

Purchase of Common Stock by Management

   In January 2000, 65,540 shares of our common stock were purchased by 21 employees for an aggregate purchase price of $859,655, including 7,640 shares purchased by Mr. Buckley for a purchase price of $100,210.

   In March 1998, 314,000 shares of our common stock were purchased by ten employees for an aggregate purchase price of $537,741, including 40,000, 80,000, 40,000 and 20,000 shares purchased by Messrs. Thomas, Johnson, Leach and Dudu, respectively.

THL Commitment

   In January 2000, we entered into a commitment letter with THL pursuant to which THL committed to purchase $50 million of our equity securities. This commitment expires on December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                        FAIRPOINT COMMUNICATIONS, INC.
                       Independent Auditors' Report and
                                   Schedule
                 Form 10-K Securities and Exchange Commission
                       December 31, 1999, 1998, and 1997
                  (With Independent Auditors' Report Thereon)

                         Independent Auditors' Report

The Board of Directors
FairPoint Communications, Inc.:

      Under the date of March 1, 2000, we reported on the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 /s/ KPMG LLP

March 1, 2000
Lincoln, Nebraska

                                                                     Schedule II

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1999, 1998, and 1997

                                                                                         Additions
Description                                                Balance at     Additions      charged to      Deductions     Balance at
-----------                                               beginning of      due to        costs and    from allowance     end of
                                                              year       acquisitions     expenses         (note)          year
                                                          ------------   ------------    ----------    --------------   ----------
                                                                                   (Dollars in thousands)
Year ended December 31, 1999, allowance
    deducted from asset accounts, allowance
    for doubtful receivables .......................         $704            70            634             487            921
Year ended December 31, 1998, allowance
    deducted from asset accounts, allowance
    for doubtful receivables .......................          $49           621            390             356            704
Year ended December 31, 1997, allowance
    deducted from asset accounts, allowance
    for doubtful receivables .......................          $58            --             --               9             49

-----------

Note: Customers' accounts written-off, net of recoveries.

                See accompanying independent auditors' report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FAIRPOINT COMMUNICATIONS, INC.


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

      Signatures                               Title                   Date
      ----------                               -----                   ----

 /s/ Jack H. Thomas           Director, Chairman of the Board       May 11, 2000
-------------------------     of Directors, and
Jack H. Thomas                Chief Executive Officer


 /s/ Eugene B. Johnson        Director, Vice Chairman of the        May 11, 2000
-------------------------     Board of Directors, Executive Vice
Eugene B. Johnson             President and Assistant Secretary


 /s/ Walter E. Leach, Jr.     Senior Vice President and             May 11, 2000
-------------------------     Chief Financial Officer
Walter E. Leach, Jr.          (Principal Finance Officer)


 /s/ Lisa R. Hood             Controller (Principal                 May 11, 2000
-------------------------     Accountings Officer)
Lisa R. Hood


 /s/ Daniel G. Bergstein      Director                              May 11, 2000
-------------------------
Daniel G. Bergstein


 /s/ Frank K. Bynum, Jr.      Director                              May 11, 2000
-------------------------
Frank K. Bynum, Jr.


 /s/ Anthony J. DiNovi        Director                              May 11, 2000
-------------------------
Anthony J. DiNovi


 /s/ George E. Matelich       Director                              May 11, 2000
-------------------------
George E. Matelich


 /s/ Kent R. Weldon           Director                              May 11, 2000
-------------------------
Kent R. Weldon

                                 Exhibit Index

Exhibit                                                                  Page
Number                             Description                            No.
------                             -----------                           ---
 2.1      Stock Purchase Agreement, dated March 6, 1997 among the
          Company, MJD Partners, L.P. Carousel Capital Partners,
          L.P., Kelso Investment Associates V, L.P. and Kelso
          Equity Partners, V, L.P., as amended* ........................

 2.2      Stock Purchase Agreement dated as of March 28, 1996
          among MJD Services Corp., Rick A. Moore, Tom D. Moore,
          Penta-Gen Investments, Inc., and Odin Telephone
          Exchange, Inc.* ..............................................

 2.3      Agreement and Plan of Merger dated as of March 27, 1998
          by and among MJD Ventures, Inc., Utilities Acquisition
          Corp. and Utilities, Inc.* ...................................

 2.4      Agreement and Plan of Merger dated as of August 6, 1996
          among MJD Holdings Corp., C&E Acquisitions Corp. and
          Chautauqua and Erie Telephone Corporation* ...................

 2.5      Stock Purchase Agreement dated as of September 24, 1996
          among MJD Holdings Corp., Kadoka Telephone Co., Bruce
          G. Conlee and Virginia L. Conlee* ............................

 2.6      Stock Purchase Agreement dated as of June 24, 1997
          among MJD Ventures, Inc., Gary Porter, Virginia M.
          Porter, Renee Porter, C-R Communications, Inc., C- R
          Telephone Company and certain stockholders* ..................

 2.7      Agreement and Plan of Merger dated as of September 2,
          1997 among MJD Holdings Corp., Taconic Acquisition
          Corp. and Taconic Telephone Corp.* ...........................

 2.8      Agreement and Plan of Merger, dated December 31, 1998
          among MJD Ventures, Inc., Ellensburg Acquisition Corp.
          and Ellensburg Telephone Company* ............................

 2.9      Agreement and Plan of Merger dated as of March 12, 1998
          among MJD Communications, Inc., Chouteau Acquisitions
          Corp., Chouteau Telephone Company and certain
          shareholders of Chouteau Telephone Company* ..................

2.10      Stock Purchase Agreement dated as of October 16, 1998
          among MJD Services Corp., Carla J. Brownlee and
          Ravenswood Communications, Inc. * ............................

2.11      Stock Purchase Agreement dated as of December 24, 1998
          by and among MJD Services Corp., Armour Independent
          Telephone Co., Bridgewater-Canistota Independent
          Telephone Co. and the other parties thereto* .................

2.12      Stock Purchase Agreement dated as of December 24, 1998
          by and among MJD Services Corp., Union Telephone
          Company of Hartford, Union TelNET, KM Satellite, Inc.
          and the other parties thereto* ...............................

2.13      Stock Purchase Agreement dated as of December 24, 1998
          by and among MJD Services Corp., WMW Cable TV Co. and
          the other parties thereto* ...................................

2.14      Stock Purchase Agreement dated as of January 12, 1999
          by and among MJD Services Corp., Cambridge Telephone
          Company and Yates City Telephone Company* ....................

2.15      Stock Purchase Agreement dated as of February 16, 1999
          by and among MJD Ventures, Inc., Columbus Grove
          Telephone Company and the other parties thereto* .............

2.16      Stock Purchase Agreement dated as of June 17, 1999 by
          and among MJD Ventures, Inc., the Orwell Telephone
          Company and the other parties thereto* .......................

2.17      Stock Purchase Agreement dated as of December 10, 1999
          by and among MJD Ventures, Inc., Peoples Mutual
          Telephone Company and the other parties thereto* .............

2.18      Stock Purchase Agreement dated as of December 23, 1999
          by and among MJD Ventures, Inc., TPG Communications,
          Inc., TPG Partners, L.P., TPG Parallel I, L.P., J.
          Milton Lewis and Robert DiPauli* .............................

 3.1      Sixth Amended and Restated Certificate of Incorporation
          of the Company ...............................................

 3.2      Amended and Restated By-Laws of the Company* .................

 3.3      Certificate of Designation of Series D Preferred Stock
          of the Company* ..............................................

 4.1      Indenture, dated as of May 5, 1998, between the Company
          and United States Trust Company of New York, as
          trustee, relating to the Company's $125,000,000 9 1/2%
          Senior Subordinated Notes due 2008 and $75,000,000
          Floating Rate Callable Securities due 2008* ..................

 4.2      Form of Initial Fixed Rate Security* .........................

 4.3      Form of Initial Floating Rate Security* ......................

Exhibit                                                                  Page
Number                         Description                                No.
------                         -----------                               ----
 4.4      Form of Exchange Fixed Rate Security* ........................

 4.5      Form of Exchange Floating Rate Security* .....................

 4.6      Form of Purchase Agreement dated as of April 30, 1998
          between the Company and the Initial Purchasers named
          therein* 4.7 Registration Agreement dated as of April
          30, 1998 between the Company and the Initial Purchasers
          named therein* ...............................................

10.1      Credit Agreement dated as of March 30, 1998 among the
          Company, various lending institutions, NationsBanc of
          Texas, N.A. and Bankers Trust Company* .......................

10.2      Form of B Term Note* .........................................

10.3      Form of C Term Note Floating Rate* ...........................

10.4      Form of C Term Note Fixed Rate* ..............................

10.5      Form of RF Note* .............................................

10.6      Form of AF Note* .............................................

10.7      Subsidiary Guarantee dated as of March 30, 1998 by MJD
          Holdings Corp., MJD Ventures, Inc., MJD Services Corp.,
          ST Enterprises, Ltd. for the benefit of Bankers Trust
          Company* .....................................................

10.8      Pledge Agreement dated as of March 30, 1998 among MJD
          Communications, Inc., ST Enterprises, Ltd., MJD
          Holdings Corp., MJD Services Corp., MJD Ventures, Inc.,
          C-R Communications, Inc., as pledgors, and Bankers
          Trust Company, as collateral agent and pledgee* ..............

10.9      Capital Contribution Agreement, dated as of March 27,
          1998 among Kelso Investment Associates V, L.P., Kelso
          Equity Partners V, L.P., Carousel Capital Partners,
          L.P., MJD Communications, Inc. and Bankers Trust
          Company* .....................................................

10.10     Stockholder's Agreement, dated as of July 31, 1997
          among Kelso Investment Associates V, L.P., Kelso Equity
          Partners V, L.P., Carousel Capital Partners V, L.P.,
          the Company and MJD Partners, L.P.* ..........................

10.11     Registration Rights Agreement, dated as of July 31,
          1997 among Kelso Investment Associates V, L.P., Kelso
          Equity Partners, L.P., the Company and MJD Partners,
          L.P.* ........................................................

10.12     Financial Advisory Agreements, dated as of July 31,
          1997 among the Company, MJD Holdings Corp. and
          affiliates of each of Kelso Investment Associates V,
          L.P., Kelso Equity Partners, L.P. and Carousel Capital
          Partners, L.P.* ..............................................

10.13     Share Exchange Agreement, dated as of July 31, 1997
          between the Company and MJD Partners, L.P.* ..................

10.14     Contribution Agreement, dated as of July 31, 1997
          between Meyer Haberman, Jack H. Thomas, Eugene B.
          Johnson and Bugger Associates, Inc. and MJD Partners,
          L.P.* ........................................................

10.15     Contribution Agreement, dated as of July 31, 1997
          between MJD Partners, L.P. and the Company* ..................

10.16     Amended and Restated Class A Voting Common Stock
          Purchase Warrants of the Company* ............................

10.17     Consulting Agreement, dated as of July 31, 1997 between
          MJD Partners, Inc. and Bugger Associates, Inc.* ..............

10.18     Severance Agreement, dated as of July 31, 1997 between
          ST Enterprises, LTD and John P. Duda* ........................

10.19     Severance Agreement, dated as of July 31, 1997 among
          the Company, MJD Partners, Inc. and Eugene B. Johnson* .......

10.20     Severance Agreement, dated as of July 31, 1997 between
          the Company and Walter E. Leach, Jr.* ........................

10.21     Severance Agreement, dated as of July 31, 1997 among
          the Company, MJD Partners, Inc. and Jack H. Thomas* ..........

10.22     Amendment to Credit Agreement dated as of April 30,
          1998, among the Company, various lending institutions,
          NationsBanc of Texas, N.A. and Bankers Trust Company* ........

10.23     Form of Purchase Agreement and Subordination Agreement
          between Bankers Trust Company and the Company* ...............

10.24 Stock Purchase Agreement dated as of January 4, 2000 by and among the Company, Thomas H. Lee Equity IV, L.P.,
          Kelso Investment Associates V, Kelso Equity Partners V,
          L.P., Carousel

Exhibit                                                                  Page
Number                         Description                                No.
------                         -----------                               ----
          Capital Partners, L.P. and the other parties thereto.* .......

10.25     Stockholders' Agreement dated as of January 20, 2000 of
          the Company* .................................................

10.26     Registration Rights Agreement dated as of January 20,
          2000 of the Company* .........................................

10.27     Management Services Agreement dated as of January 20,
          2000 by and between the Company and THL Equity Advisors
          IV, LLC. * ...................................................

10.28     Amended and Restated Financial Advisory Agreement dated
          as of January 20, 2000 by and between the Company and
          Kelso & Company, L.P. * ......................................

10.29     Non-Competition, Non-Solicitation and Non-Disclosure
          Agreement dated as of January 20, 2000 by and between
          the Company and JED Communications Associates, Inc. * ........

10.30     Non-Competition, Non-Solicitation and Non-Disclosure
          Agreement dated as of January 20, 2000 by and between
          the Company and Daniel G. Bergstein* .........................

10.31     Non-Competition, Non-Solicitation and Non-Disclosure
          Agreement dated as of January 20, 2000 by and between
          the Company and Meyer Haberman* ..............................

10.32     Subscription Agreement dated as of January 31, 2000 by and between the Company and each of the Subscribers party
          thereto*......................................................

10.33     Employment Agreement dated as of January 20, 2000 by and
          between the Company and Jack Thomas*..........................

10.34     Employment Agreement dated as of January 20, 2000 by and
          between the Company and Eugene Johnson*.......................

10.35     Employment Agreement dated as of January 20, 2000
          by and between the Company and John P. Duda*..................

10.36     Employment Agreement dated as of January 20, 2000 by
          and between the Company and Walter E. Leach, Jr. *............

10.37     Institutional Stock Purchase Agreement dated as of January 20,
          2000 by and among the Company and the other parties
          thereto* .....................................................

10.38     Institutional Stockholders
          Agreement dated as of January 20, 2000 by and among the
          Company and the other parties thereto*........................

10.39     Fourth Amendment and Consent dated as of March 14, 2000 by and among the Company, First Union National Bank, Bank of
          America, N.A. and Bankers Trust Company.......................

10.40     Amended and Restated Credit Agreement dated as of March
          27, 2000 by and among FairPoint Communications Corp.,
          various lending institutions and Bank of America, N.A.........

12        Ratio of Earnings to fixed charges calculation
          (filed herewith) .............................................

21        Subsidiaries of the Company* .................................

27        Financial Data Schedule* .....................................

________
* Incorporated by reference to Annual Report of the Company, filed on Form 10-K (file no. 333-56365)