Form 10-Q
period 2000-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2000-05-11
CIK 1062613

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  -----------

                                   FORM 10-Q

(Mark One)



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition period from          to
                                               --------    --------

                        Commission File Number 333-56365

                                   -----------

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

                                 (704) 344-8150

                           MJD COMMUNICATIONS, INC.
                  (Former name, if changed since last report)
                                 -------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

     As of May 1, 2000, the registrant had outstanding 11,522,488 shares of Class A common stock, 12,543,728 shares of Class B common stock and 4,269,440 shares of Class C common stock.

================================================================================

================================================================================

                         FAIRPOINT COMMUNICATIONS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2000



                                      INDEX



                                                                           Page
                                                                           ----


PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements..........................................    3
           Condensed Consolidated Balance Sheets as of March 31,
           2000 and December 31, 1999....................................    3
           Condensed Consolidated Statements of Operations for
           the three months ended March 31, 2000 and 1999................    4
           Condensed Consolidated Statements of Cash Flows for
           the three months ended March 31, 2000 and 1999................    5
           Notes to Condensed Consolidated Financial Statements..........    6
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................    9
Item 3a.   Quantitative and Qualitative Disclosures About
           Market Risk...................................................   13
PART II. OTHER INFORMATION
Item 5.    Other Information.............................................   15
Item 6.    Exhibits and Reports on Form 8-K..............................   15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 FairPoint Communications, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                   March 31,        December 31,
                                                                                     2000               1999
                                                                               ----------------   ----------------
                                                                                  (Unaudited)
                                                                                       (Dollars in thousands)
                                     Assets
Current assets:
    Cash and cash equivalents................................................           $58,660            9,923
    Accounts receivable and other............................................            40,559           40,257
                                                                               -----------------------------------
Total current assets.........................................................            99,219           50,180
                                                                               -----------------------------------
Property, plant, and equipment, net..........................................           181,597          178,296
                                                                               -----------------------------------
Other assets:
    Investments..............................................................            37,340           36,246
    Goodwill, net of accumulated amortization................................           228,113          229,389
    Deferred charges and other assets........................................            26,467           23,924
                                                                               -----------------------------------
Total other assets...........................................................           291,920          289,559
                                                                               -----------------------------------
Total assets.................................................................          $572,736          518,035
                                                                               ===================================

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Accounts payable.........................................................           $12,109           12,778
    Current portion of long-term debt and other long-term liabilities........             5,231            5,102
    Demand notes payable.....................................................               652              752
    Accrued interest payable.................................................             8,870            4,396
    Other accrued liabilities................................................            10,006           11,492
                                                                               -----------------------------------
Total current liabilities....................................................            36,868           34,520
                                                                               -----------------------------------
Long-term liabilities:
    Long-term debt, net of current portion...................................           359,717          458,529
    Deferred credits and other long-term liabilities.........................            40,375           33,124
                                                                               -----------------------------------
Total long-term liabilities..................................................           400,092          491,653
                                                                               -----------------------------------
Minority interest............................................................                17              443
                                                                               -----------------------------------
Common stock subject to put option...........................................                --            3,000
                                                                               -----------------------------------
Stockholders' equity:
    Preferred stock..........................................................               215               --
    Common stock.............................................................               283              345
    Additional paid-in capital...............................................           214,715           48,868
    Accumulated other comprehensive income...................................             3,710            4,187
    Accumulated deficit......................................................          (83,164)         (64,981)
                                                                               -----------------------------------
Total stockholders' equity (deficit).........................................           135,759         (11,581)
                                                                               -----------------------------------
Total liabilities and stockholders' equity (deficit).........................          $572,736          518,035
                                                                               ===================================

     See accompanying notes to condensed consolidated financial statements.

                 FairPoint Communications, Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)



                                                        Three months ended
                                                             March 31,

                                                  ------------------------------
                                                      2000               1999
                                                  ------------------------------
                                                       (Dollars in thousands)

Revenues                                               $44,918           32,828
                                                  ------------------------------
Operating expenses:
    Network operating costs.................            21,145            9,474
    Selling, general and administrative.....            15,096            9,750
    Depreciation and amortization...........             8,996            7,182
    Stock-based compensation expense........            12,323               50
                                                  ------------------------------
Total operating expenses....................            57,560           26,456
                                                  ------------------------------
Income (loss) from operations...............           (12,642)           6,372
                                                  ------------------------------
Other income (expense):
    Net gain on sale of investments                        206              206
    Interest income.........................               730              165
    Dividend income.........................               182              405
    Interest expense........................           (10,165)          (9,334)
    Other, net..............................               681              140
                                                  ------------------------------
Total other expense.........................            (8,366)          (8,418)
                                                  ------------------------------
Loss before income taxes....................           (21,008)          (2,046)
Income tax benefit..........................             2,826              231
Minority interest in income of subsidiary...                (1)             (26)
                                                  ------------------------------
Net loss ...................................          $(18,183)          (1,841)
                                                  ==============================




     See accompanying notes to condensed consolidated financial statements.

                 FairPoint Communications, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Three months ended
                                                                                    March 31,
                                                                      --------------------------------------
                                                                          2000                     1999
                                                                      --------------------------------------
                                                                              (Dollars in thousands)
Cash flows from operating activities:
    Net loss.........................................................         $(18,183)              (1,841)
Adjustments to reconcile net loss to net cash provided
    by operating activities:
    Amortization of debt issue costs.................................              649                  487
    Depreciation and amortization....................................            8,996                7,182
    Other non cash items.............................................           11,191                 (222)
    Changes in assets and liabilities arising from
       operations, net of acquisitions:
       Accounts receivable...........................................           (2,791)               1,250
       Accounts payable and accrued expenses.........................            3,523                 (836)
       Income taxes recoverable......................................             (438)               3,651
                                                                      --------------------------------------
    Total adjustments................................................           21,130               11,512
                                                                      --------------------------------------
    Net cash provided by operating activities........................            2,947                9,671
                                                                      --------------------------------------
Cash flows from investing activities:
    Net capital additions............................................          (10,446)              (3,105)
    Acquisitions of telephone properties.............................                -              (13,035)
    Other, net.......................................................             (818)               7,562
                                                                      --------------------------------------
    Net cash used in investing activities............................          (11,264)              (8,578)
                                                                      --------------------------------------
Cash flows from financing activities:
    Loan origination costs...........................................           (3,251)                   -
    Proceeds from issuance of long-term debt.........................            5,861                    -
    Repayment of long-term debt......................................         (104,702)              (2,151)
    Net proceeds from the issuance of common stock...................          159,160                    -
    Other, net.......................................................              (14)                  57
                                                                      --------------------------------------
    Net cash provided by (used in) financing activities..............           57,054               (2,094)
                                                                      --------------------------------------
Net increase (decrease) in cash and cash equivalents.................           48,737               (1,001)
Cash and cash equivalents, beginning of period.......................            9,923               13,241
                                                                      --------------------------------------
Cash and cash equivalents, end of period.............................          $58,660               12,240
                                                                      =======================================


     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


(1)  Organization and Basis of Financial Reporting


     In April 2000, MJD Communications, Inc. (the "Company") changed its name to FairPoint Communications, Inc.

     In the opinion of the management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, as amended. Certain amounts from 1999 have been reclassified to conform to the current period presentation.

     In January 2000, the Company declared a twenty-for-one stock split in the form of a stock dividend. This stock split has been given retroactive effect in the accompanying consolidated financial statements.

(2)  Acquisitions

     The Company acquired telephone properties through a number of acquisitions in 1999. On February 1, 1999, the Company acquired 100% of the common stock of Ravenswood Communications, Inc. and its subsidiaries. On February 16, 1999, the Company acquired 100% of the common stock of Columbus Grove Telephone Company and its subsidiary. On April 30, 1999, the Company acquired 100% of the common stock of Union Telephone Company of Hartford, Armour Independent Telephone Co. and its subsidiaries, Bridgewater-Canistota Independent Telephone Co. and WMW Cable TV Co. (collectively, "Union"). On September 1, 1999, the Company acquired 100% of the common stock of Yates City Telephone Company. On December 17, 1999 the Company acquired 100% of the common stock of The Orwell Telephone Company. The aggregate purchase price for these acquisitions was $82.7 million, and acquisition costs were approximately $0.9 million. These acquisitions have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations has been included in the accompanying consolidated financial statements from the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $36.7 million and will be amortized over an estimated useful life of 40 years.

     On April 3, 2000, the Company acquired 100% of the common stock of TPG Communications, Inc. ("TPG") and Peoples Mutual Telephone Company ("Peoples"). The approximate aggregate purchase price for these acquisitions was $259.0 million. The acquisitions of TPG and Peoples have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations will be included in the Company's results from the date of acquisition. Goodwill of approximately $171.8 million was recorded in connection with these acquisitions and will be amortized over an estimated useful life of 40 years. The allocation of the purchase price is preliminary, however, as the working capital adjustment to the purchase price for these acquisitions have not been determined. On April 3, 2000, the Company borrowed an additional $200.5 million under its senior secured credit facility (the "Credit Facility") to fund the acquisitions.

     The following unaudited pro forma information presents the combined results of operations of the Company as though the completed acquisitions referred to in the preceding paragraphs occurred on January 1, 1999. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                          Pro Forma
                                                     Three Months Ended
                                                          March 31,
                                            ------------------------------------
                                                   2000               1999
                                            ------------------------------------
                                                          (Unaudited)
                                                      (Dollars in thousands)

Revenues...................................         $54,985             45,438
Net loss...................................         (22,223)            (4,995)


     The Company has entered into a definitive agreement to acquire one other telephone company for an aggregate purchase price of approximately $35.9 million in cash and our common stock. This acquisition is expected to close in June 2000. The acquisition will be financed by borrowings under the Credit Facility and additional equity financing.

(3)  Equity Financing and Recapitalization

     In January 2000, the Company completed an equity financing and recapitalization, pursuant to which it realized net cash proceeds of $159.1 million from the issuance of capital stock. The Company used these proceeds to repay debt. Capital stock issued by the Company included 317,528 shares of Class A common stock issued upon the exercise of stock options and warrants. In addition, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of convertible Class B common stock and 4,269,440 shares of convertible Class C common stock. Offering expenses associated with the issuance of the capital stock were $23.6 million, which includes a liability of $8.4 million for transaction fees due to an existing shareholder which is not payable until the shareholder liquidates all of their holdings in the Company.

     In addition, the Company issued 16,787,800 shares of Series D preferred stock and 8,300,000 shares of convertible Class B common stock in exchange for 25,087,800 shares of Class A common stock. The Class A common stock was retired upon reacquisition.

(4)  Cancellation of Put Obligation

     In January 2000, the Company was released from put obligations associated with shareholder loan agreements secured by 1,752,000 shares of the Company's Class A common shares.

(5)  Compensation Expense

     In January 2000, the Company recognized aggregate compensation expense of $12,323,293 related to transactions involving employee stock options. Those transactions included the modification of options to purchase 40,600 shares of Class A common stock ($463,002), the settlement of options to purchase 260,340 shares of Class A common stock for cash ($3,349,665), and settlement of compensatory cash payment obligations with employee-shareholders ($8,510,626).

     In addition, the Company's board of directors approved the issuance of compensatory stock options ($15,925,718) and cash bonus commitments ($5,308,573) to participants in a subsidiary's stock option plan in exchange for the cancellation of all existing stock options issued by the subsidiary. The compensatory options and cash bonuses will be recognized in expense over the five-year vesting period. The transaction was formally ratified by the participants in the subsidiary's stock option plan in April 2000. In April 2000, the Company issued 1,620,465 options to purchase Class A common stock of the Company at an exercise price of $3.28 per share and 73,200 options at an exercise price of $13.12 per share.

(6)  Long Term Debt

     On January 20, 2000, the Company repaid borrowings of $75.2 million under the Credit Facillity. On March 14, 2000, an additional $165 million was committed and available to the Company under the Credit Facility. On March 31, 2000, the unused borrowing capacity under the Credit Facility was $250.0 million.

     In January 2000, the Company borrowed an additional $5.4 million under its subsidiary FairPoint Solutions' senior secured revolving credit facility ("FairPoint Solutions Credit Facility") at 10.75%. On January 20, 2000, the Company repaid borrowings of $27.1 under the FairPoint Solutions Credit Facility at 10.00%, including accrued interest expense of $0.5 million. On March 27, 2000, the maximum funds available under the FairPoint Solutions Credit Facility was increased to $165.0 million. On March 31, 2000, the unused borrowing capacity under the FairPoint Solutions Credit Facility was $165.0 million.


     After March 31, 2000 and through April 30, 2000, the Company borrowed $217.5 million and repaid borrowings of $3.2 million under the Credit Facility. The net borrowings of $214.3 million have been used primarily to finance the acquisitions of TPG and Peoples.


(7)  Reportable Segments

     The Company has two reportable segments: traditional telephone operations and competitive operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which competition is typically limited or currently does not exist for local telecommunications services. The competitive operations provide local, long distance, Internet, and other communications services to customers in markets outside of the Company's traditional telephone markets.

     The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                      Traditional
                                                       telephone      Competitive
                                                      operations      operations       Total
                                                      ----------      ----------       -----
                                                               (Dollars in thousands)
Three months ended March 31, 2000:
    Revenues from external customers.............       $35,966           8,952      44,918
    Intersegment revenues........................            --             771         771
    Adjusted EBITDA..............................        21,596         (11,121)     10,475
Three months ended March 31, 1999:
    Revenues from external customers.............       $30,689           2,139      32,828
    Intersegment revenues........................            --             235         235
    Adjusted EBITDA..............................        17,157          (2,663)     14,494

     A reconciliation of reportable segment amounts to the Company's consolidated balances for the three months ended March 31, 2000 and 1999 is as follows:

                                                                         2000            1999
                                                                         ----            ----
                                                                      (Dollars in thousands)
Adjusted EBITDA to net loss:
    Adjusted EBITDA............................................         $10,475        $14,494
    Other components of net loss
       Depreciation and amortization...........................          (8,996)        (7,182)
       Interest expense........................................         (10,165)        (9,334)
       Stock-based compensation expense........................         (12,323)           (50)
       Income tax benefit......................................           2,826            231
                                                                      ---------        -------
         Net loss.............................................         $(18,183)       $(1,841)
                                                                      =========        =======

                                       8
s

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its Subsidiaries (collectively, the "Company" or "FairPoint"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, as amended.


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

Overview

     In April 2000, MJD Communications, Inc. changed its name to FairPoint Communications, Inc.

     We are a national, facilities-based provider of voice, data and Internet services. We began our business in 1993 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our inception, we have acquired 26 such companies, which currently operate in 16 states. In early 1998, we launched our competitive communications business by competing for small and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the nationwide roll-out of our competitive communications business in a captial-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide financial capacity to help fund our continued growth.

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

     .   Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, Voice over Internet Protocol/Voice Telephony over Asynchronus Transfer Mode, special access, private lines, Internet and other services.

     .   Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

     The following summarizes our percentage of revenues from these sources:

                                                           % of Revenue
                                                     ------------------------
                                                        Three-month period
                                                               ended
                                                     ------------------------
                                                         March       March
         Revenue Source                                31, 2000    31, 1999
         --------------                                --------    --------

         Local calling services......................    33%         25%
         Network access charges......................    44%         52%
         Long distance services......................    10%          8%
         Data and Internet services..................     4%          3%
         Other services..............................     9%         12%

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

     Acquisitions

     As we continue to expand into competitive markets, we expect to focus our acquisition efforts on companies that enable us to enhance the implementation of our strategy as a competitive communications provider. Our past acquisitions have had a major impact on our operations. Accordingly, we do not believe that comparing historical results on a period by period basis is meaningful due to the significant number of acquisitions we have made each year.

     . In 2000, we acquired two traditional telephone companies for an aggregate purchase price of $259.0 million. At the respective dates of acquisition, these companies served an aggregate of approximately 60,400 access lines.

     . In 1999, we acquired seven traditional telephone companies, which we refer to as the 1999 acquisitions, for an aggregate purchase price of $82.7 million. At the respective dates of acquisition, these companies served an aggregate of approximately 14,700 access lines.

     Stock-based Compensation Expense

     In connection with the January 2000 equity financing and recapitalization, we recognized a non-cash compensation charge of $12.3 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by a principal shareholder of the Company. The compensation expense also included the settlement of a cash payment obligation between certain employee-shareholders of the Company and its principal shareholders under their pre-existing shareholders' agreements for $8.5 million.

     We will also recognize expense related to the excess of estimated fair market value over the aggregate exercise price of options that were granted to some of our officers and employees in April 2000 in exchange for options to purchase common stock of our subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions"). This excess of $15.9 million will be amortized over the vesting period of five years. In conjunction with these options, we intend to provide a cash bonus of $5.3 million that will also be recognized over the five-year vesting period. The payment of the cash bonus will be deferred until the underlying options are exercised, with proceeds from exercise being equal to the bonus. Accordingly, there will not be any material cash impact to us from these transactions.

Results of Operations

     Three Month Period Ended March 31, 2000 Compared with Three Month Period Ended March 31, 1999

     Revenues. Revenues increased $12.1 million to $44.9 million for the three months ended March 31, 2000 from $32.8 million for the three months ended March 31, 1999. $8.4 million of this increase was attributable to the internal growth of our competitive and traditional communications businesses and $3.7 million of the increase was attributable to revenues from companies we acquired in 1999. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $6.4 million of this increase, including $5.4 million from new business lines in our competitive markets and increasing access lines in our traditional telephone companies and $1.0 million from companies we acquired in 1999. Network access revenue increased $2.8 million, of which $1.7 million was contributed by the companies we acquired in 1999 and $0.6 million was from new business lines in our competitive markets. Long distance services revenues increased $2.0 million due mainly to revenues from new long distance retail and wholesale customers. Data and Internet services increased $0.7 million from $1.1 million as a result of increased service offerings to our customers. Other revenues increased $0.2 million primarily due to the companies we acquired in 1999.

     Operating Expenses.

     Network Operating Costs. Network operating costs increased $11.6 million to $21.1 million for the three months ended March 31, 2000 from $9.5 million for the three months ended March 31, 1999. The majority of the increase, $10.7 million, was attributable to operating expenses associated with the expansion into competitive markets and increased growth in local access and long distance service offerings. The remaining increase was associated with the companies we acquired in 1999, which accounted for $0.9 million of the increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $5.3 million to $15.1 million for the three months ended March 31, 2000 compared to $9.8 million for the three months ended March 31, 1999. Contributing to this increase were costs of $4.9 million primarily related to expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 1999 contributed $0.4 million to the increase.

     Depreciation and Amortization. Depreciation and amortization increased $1.8 million to $9.0 million for the three months ended March 31, 2000 from $7.2 million for the three months ended March 31, 1999. This increase consisted of $0.5 million due to the increased investment in our communications network to support the growth of our competitive communications business and $0.9 million related to the acquisitions.

     Stock-based Compensation Expense. As discussed above, in connection with our equity recapitalization, we recognized non-cash compensation charges of $12.3 million in the first quarter of 2000.

     Income (loss) from Operations. Income (loss) from operations decreased $19.0 million to $(12.6) million for the three months ended March 31, 2000 from $6.4 million for the three months ended March 31, 1999. This margin decline was primarily attributable to the $12.3 million stock based compensation expense and the expenses associated with the expansion into competitive markets. We expect this trend to continue for the next few years as we build-out our competitive communications business.

     Other Income (Expense). Total other expense remained constant at $8.4 million for the three months ended March 31, 2000 and 1999 and consists primarily of interest expense on long-term debt.

     Net Loss. Our net loss was $18.2 million for the three months ended March 31, 2000, compared to a loss of $1.8 million for the three months ended March 31, 1999, as a result of the factors discussed above.

Liquidity and Capital Resources

     The Company's cash flow requirements include general corporate expenditures, capital expenditures, debt service requirements and acquisitions. The Company expects that its traditional telephone companies' cash flow from operations and the Credit Facility will fund the capital expenditures, working capital and debt interest payment requirements of its traditional telephone companies for the foreseeable future. The Company will require significant capital resources as it expands its competitive communications business. The Company's capital requirements will include the funding of operations and capital asset expenditures.

     Historically, the Company has used the proceeds from institutional and bank debt, private equity offerings, and available cash flow to fund its operations. The Company may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If the growth of the Company's competitive communications business occurs more rapidly than the Company currently anticipates or if the Company's operating results are below expectations, there can be no assurance that the Company will be successful in raising sufficient additional capital on terms that it considers acceptable, or that the Company's operations will produce positive cash flow in sufficient amounts to meet its liquidity requirements. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future growth or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the communications industry.

     Debt Financing

     The Company has utilized a variety of debt instruments to fund its business, including:

     The Credit Facility. The Credit Facility provides for two term facilities, one with approximately $67.4 million principal amount outstanding as of March 31, 2000 that matures on March 31, 2006 and the other with the principal amount of approximately $71.5 million outstanding that matures on March 31, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of March 31, 2000, no amounts were outstanding and $250.0 million was available for borrowing under the Credit Facility.

     Senior Subordinated Notes and Floating Rate Notes. The Company has outstanding publicly-held debt comprised of $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Interest on the senior subordinated notes and floating rate notes is payable semi-annually in cash on each May 1 and November
1. Both series of notes mature on May 1, 2008. The Company has entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate notes. These notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

     FairPoint Solutions Credit Facility. The FairPoint Solutions Credit Facility provides for a revolving facility with a principal amount of $165.0 million that matures on October 20, 2004. As of March 31, 2000, no amounts were outstanding and $165.0 million was available for borrowing under the FairPoint Solutions' credit facility. Amounts under the FairPoint Solutions credit facility bear interest at a base rate or LIBOR, plus a margin up to 4.25%.

     Equity Financing

     In connection with our January 2000 equity financing and recapitalization transaction, affiliates of Thomas H. Lee Equity Fund IV, L.P. (collectively, "THL"), investment partnerships affiliated with Kelso & Company (collectively, "Kelso"), and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. The Company received $159.1 million of net proceeds in such transaction, which it used to repay debt. In addition, THL committed to invest up to an additional $50 million in the Company's equity securities, subject to various conditions. This commitment expires on December 31, 2000.

     Cash Flows

     Net cash provided by operating activities was $2.9 million and $9.7 million for the three months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities was $11.3 million and $8.6 million for the three months ended March 31, 2000 and 1999, respectively. These cash flows primarily reflect expenditures relating to traditional telephone company acquisitions of $13.7 million for the three months ended March 31, 1999 and capital expenditures of $10.5 million and $3.1 million for the three months ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities was $57.1 million for the three months ended March 31, 2000 and net cash used by financing activities was $2.1 million for the three months ended March 31, 1999. These cash flows for the three months ended March 31, 2000 primarily represent the proceeds from the equity transaction of $159.1 million and the repayment of long term debt of $104.7 million. The cash flows for the three months ended March 31, 1999 represents the repayment of long term debt.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137, or Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, delays the effective date of this statement to all fiscal years beginning after June 15, 2000. We anticipate adopting this accounting pronouncement in 2001; however, we believe it will not have a significant impact on our consolidated financial statements.

Inflation

     We do not believe inflation has a significant effect on our operations.

Year 2000

     We did not experience significant disruptions in our operations as a result of the Year 2000 issue.

Quantitative and Qualitative Disclosures About Market Risk

     At March 31, 2000, we recorded our marketable equity securities at a fair value of $6.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.7 million.

     We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 66% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our senior credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by $0.3 million for the quarter ended March 31, 2000.

     We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $1.2 million at March 31, 2000. The positive fair value indicates an estimated amount we would be paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of our variable interest rate exposure to a fixed rate of 9.91 %. The swap agreement expires on September 29, 2000. In connection with our floating rate notes, we used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert our variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and 2000, respectively.

                           PART II. OTHER INFORMATION


Item 5. Other Information

     Pending Acquisition. The Company has entered into an agreement to acquire an unrelated traditional telephone company for an aggregate purchase price of approximately $35.9 million in cash and our common stock. This acquisition is expected to close in the third quarter of 2000. The acquisition will be financed by borrowings under the Company's senior secured credit facility and additional equity financing.

     The above referenced acquisition will be accounted for using the purchase method of accounting.

Item 6. Exhibits and Reports on Form 8-K


     (a) Exhibits

Exhibit
Number                             Description
------                             -----------


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

     3.1  Amended and Restated Certificate of Incorporation of the Company*

     3.2  Amended and Restated By-Laws of the Company*

     4.1 Indenture, dated as of May 5, 1998, between the Company and United States Trust Company of New York, as trustee, relating to the Company's $125,000,000 9 1'2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008*

     4.2  Form of Initial Fixed Rate Security*

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

      27  Financial Data Schedule


-----------

*    Previously filed.

     (b) Reports on Form 8-K

     On February 4, 2000, the Company filed a Current Report on Form 8-K disclosing the consummation of its January 2000 equity financing and recapitalization.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MJD COMMUNICATIONS, INC.
                              By:
                                   /s/ WALTER E. LEACH, JR.
                                   ------------------------
                                   Walter E. Leach, Jr.
                                   Senior Vice President and
                                   Chief Financial Officer

Dated: May 11, 2000