Form 10-Q
period 2000-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2000-08-11
CIK 1062613

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-56365

                            ------------------------

                         FAIRPOINT COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      13-3725229
(State or Other Jurisdiction of Incorporation        (IRS Employer Identification No.)
              or Organization)

     521 EAST MOREHEAD STREET, SUITE 250                           28202
          CHARLOTTE, NORTH CAROLINA                             (Zip Code)
  (Address of Principal Executive Offices)

              Registrant's Telephone Number, Including Area Code:
                                 (704) 344-8150

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 1, 2000, the registrant had outstanding 11,979,806 shares of Class A common stock, 12,543,728 shares of Class B common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................      3
          Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999.......................................      3
          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2000 and 1999....      4
          Condensed Consolidated Statements of Cash Flows for the six
          months ended June 30, 2000 and 1999.........................      5
          Notes to Condensed Consolidated Financial Statements........      6
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10
Item 3a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     16

PART II. OTHER INFORMATION
Item 5.   Other Information...........................................     17
Item 6.   Exhibits and Reports on Form 8-K............................     17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 15,792      $  9,923
  Accounts receivable and other.............................      51,314        40,257
                                                                --------      --------
Total current assets........................................      67,106        50,180
                                                                --------      --------
Property, plant, and equipment, net.........................     270,309       178,296
                                                                --------      --------
Other assets:
  Investments...............................................      48,957        36,246
  Goodwill, net of accumulated amortization.................     414,207       229,389
  Deferred charges and other assets.........................      31,775        23,924
                                                                --------      --------
Total other assets..........................................     494,939       289,559
                                                                --------      --------
Total assets................................................    $832,354       518,035
                                                                ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 22,219      $ 12,778
  Current portion of long-term debt and other long-term
    liabilities.............................................       5,235         5,102
  Demand notes payable......................................         640           752
  Accrued interest payable..................................       8,539         4,396
  Other accrued liabilities.................................      12,867        11,492
                                                                --------      --------
Total current liabilities...................................      49,500        34,520
                                                                --------      --------
Long-term liabilities:
  Long-term debt, net of current portion....................     611,687       458,529
  Deferred credits and other long-term liabilities..........      41,516        33,124
                                                                --------      --------
Total long-term liabilities.................................     653,203       491,653
                                                                --------      --------
Minority interest...........................................          16           443
                                                                --------      --------
Common stock subject to put option..........................          --         3,000
                                                                --------      --------
Stockholders' equity (deficit):
  Preferred stock...........................................         215            --
  Common stock..............................................         288           345
  Additional paid-in capital................................     236,156        48,868
  Unearned compensation.....................................     (14,714)           --
  Accumulated other comprehensive income....................       2,873         4,187
  Accumulated deficit.......................................     (95,183)      (64,981)
                                                                --------      --------
Total stockholders' equity (deficit)........................     129,635       (11,581)
                                                                --------      --------
Total liabilities and stockholders' equity (deficit)........    $832,354      $518,035
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Revenues..............................................  $ 59,630   $35,496    $104,548   $ 68,324
                                                        --------   -------    --------   --------
Operating expenses:
  Network operating costs.............................    30,678    11,032      51,823     20,505
  Selling, general and administrative.................    20,337    12,555      35,433     22,306
  Depreciation and amortization.......................    12,889     7,782      21,885     14,964
  Stock-based compensation expense....................     1,376        49      13,699         99
                                                        --------   -------    --------   --------
Total operating expenses..............................    65,280    31,418     122,840     57,874
                                                        --------   -------    --------   --------
Income (loss) from operations.........................    (5,650)    4,078     (18,292)    10,450
                                                        --------   -------    --------   --------
Other income (expense):
  Net gain on sale of investments.....................     2,637        20       2,843        226
  Interest income.....................................       162       115         892        280
  Dividend income.....................................       308       187         490        592
  Interest expense....................................   (17,094)   (9,565)    (27,259)   (18,899)
  Other, net..........................................     2,565       933       3,246      1,073
                                                        --------   -------    --------   --------
Total other expense...................................   (11,422)   (8,310)    (19,788)   (16,728)
                                                        --------   -------    --------   --------
Loss before income taxes..............................   (17,072)   (4,232)    (38,080)    (6,278)
Income tax benefit....................................     4,978     1,287       7,804      1,518
Minority interest in income of subsidiaries...........        --       (13)         (1)       (39)
                                                        --------   -------    --------   --------
Net loss..............................................  $(12,094)  $(2,958)   $(30,277)  $ (4,799)
                                                        ========   =======    ========   ========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $(30,277)    $ (4,799)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of debt issue costs..........................      1,446          972
  Depreciation and amortization.............................     21,885       14,964
  Other non cash items......................................      6,100       (2,647)
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.....................................     (6,778)      (1,286)
    Accounts payable and accrued expenses...................      3,271         (924)
    Income taxes recoverable................................     (2,709)        (698)
                                                               --------     --------
  Total adjustments.........................................     23,215       10,381
                                                               --------     --------
  Net cash provided by (used in) operating activities.......     (7,062)       5,582
                                                               --------     --------
Cash flows from investing activities:
  Net capital additions.....................................    (25,621)      (8,195)
  Acquisitions of telephone properties......................   (190,833)     (22,932)
  Other, net................................................      8,362        7,824
                                                               --------     --------
  Net cash used in investing activities.....................   (208,092)     (23,303)
                                                               --------     --------
Cash flows from financing activities:
  Loan origination costs....................................     (8,869)          (2)
  Proceeds from issuance of long-term debt..................    461,261       24,279
  Repayment of long-term debt...............................   (389,626)      (9,877)
  Net proceeds from the issuance of common stock............    158,934          (15)
  Other, net................................................       (677)         112
                                                               --------     --------
  Net cash provided by financing activities.................    221,023       14,497
                                                               --------     --------
Net increase (decrease) in cash and cash equivalents........      5,869       (3,224)
Cash and cash equivalents, beginning of period..............      9,923       13,241
                                                               --------     --------
Cash and cash equivalents, end of period....................   $ 15,792     $ 10,017
                                                               ========     ========

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

(2) ACQUISITIONS

    The Company acquired traditional telephone properties through a number of acquisitions in 1999. On February 1, 1999, the Company acquired 100% of the common stock of Ravenswood Communications, Inc. and its subsidiaries. On February 16, 1999, the Company acquired 100% of the common stock of Columbus Grove Telephone Company and its subsidiary. On April 30, 1999, the Company acquired 100% of the common stock of Union Telephone Company of Hartford, Armour Independent Telephone Co. and its subsidiaries, Bridgewater-Canistota Independent Telephone Co. and WMW Cable TV Co. (collectively, "Union"). On September 1, 1999, the Company acquired 100% of the common stock of Yates City Telephone Company. On December 17, 1999 the Company acquired 100% of the common stock of The Orwell Telephone Company. The aggregate purchase price for these acquisitions was $82.7 million, which includes $7.4 million of acquired debt. Acquisition costs were approximately $0.9 million. These acquisitions have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations has been included in the accompanying consolidated financial statements from the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $36.7 million and will be amortized over an estimated useful life of 40 years.

    On April 3, 2000, the Company acquired 100% of the common stock of TPG Communications, Inc. and Peoples Mutual Telephone Company. On June 1, 2000, the Company acquired 100% of the common stock of Fremont Telcom Co. On July 3, 2000, the Company acquired 100% of the common stock of Comerco, Inc. The approximate aggregate purchase price for these acquisitions was $364.3 million, which includes $86.7 million of acquired debt. The Fremont acquisition was completed using cash and the issuance of 457,318 shares of common stock of the Company. These acquisitions have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations will be included in the Company's results from the date of acquisition. Goodwill of approximately $201.9 million was recorded in connection with these acquisitions of traditional telephone properties and will be amortized over an estimated useful life of 40 years. The allocation of the purchase price is preliminary, however, as the working capital adjustment to the purchase price for these acquisitions have not been determined.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the completed acquisitions referred to in the preceding paragraphs occurred on

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

January 1, 1999. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                     PRO FORMA
                                                                    SIX MONTHS
                                                                       ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                              (DOLLARS IN THOUSANDS)
Revenues....................................................   $122,816      100,904
Net loss....................................................    (35,137)      (9,494)

(3) COMPENSATION EXPENSE

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

    In addition, the Company's board of directors approved the issuance of compensatory stock options ($15,925,718) and cash bonus commitments ($5,308,573) to participants in a subsidiary's stock option plan in exchange for the cancellation of all existing stock options issued by the subsidiary. The compensatory options and cash bonuses will be recognized in expense over the five-year vesting period. The transaction was formally ratified by the participants in the subsidiary's stock option plan in April 2000. In
April 2000, the Company issued 1,620,465 options to purchase Class A common stock of the Company at an exercise price of $3.28 per share and 73,200 options at an exercise price of $13.12 per share. Compensation expense of $1.4 million was recognized for these options and accrued bonuses during the three months ended June 30, 2000.

(4) 2000 STOCK INCENTIVE PLAN

    In May 2000, the Company adopted the 2000 Employee Stock Option Plan. The 2000 Plan provides for grants to members of management of up to 10,019,200 options to purchase common stock, at the discretion of the compensation committee. Options granted under the 2000 Plan may be of two types:
(i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option. The maximum number of shares of common stock subject to options granted to any single participant in any calendar year is 1,500,000. The Company has granted 4,939,054 options under the plan as of June 30, 2000.

    Unless otherwise determined by the compensation committee at the time of grant, options granted pursuant to the 2000 Plan will have an exercise price which is not less than the fair market value of a share of our common stock on the date the option is granted. Options have a term of ten years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth and fifth anniversaries of an individual grant. Subject to certain provisions, in the event

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

of a change of control, we will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

(5) LONG TERM DEBT

    In May 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable on May 1 and November 1 of each year, beginning on November 1, 2000. These notes will mature on May 1, 2010. These notes are unsecured senior subordinated obligations and rank equally with all of the Company's other unsecured senior subordinated indebtedness which is subordinated in right of payment to all of the Company's senior indebtedness.

(6) REPORTABLE SEGMENTS

    The Company has two reportable segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which competition is typically limited or currently does not exist for local telecommunications services. The competitive operations provide local, long distance, Internet, and other communications services to customers in markets outside of the Company's traditional telephone markets.

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                    TRADITIONAL    COMPETITIVE
                                                     TELEPHONE    COMMUNICATIONS
                                                    OPERATIONS      OPERATIONS      TOTAL
                                                    -----------   --------------   --------
                                                                  (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
Six months ended June 30, 2000:
  Revenues from external customers................    $83,336         $21,212      $104,548
  Intersegment revenues...........................         --           1,514         1,514
  Adjusted EBITDA.................................     29,296          (4,534)       24,762
Six months ended June 30, 1999:
  Revenues from external customers................    $63,775         $ 4,549      $ 68,324
  Intersegment revenues...........................         --             593           593
  Adjusted EBITDA.................................     34,166          (6,521)       27,645

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    A reconciliation of Adjusted EBITDA to the Company's net loss for the six months ended June 30, 2000 and 1999 is as follows:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Adjusted EBITDA to net loss:
  Adjusted EBITDA...........................................   $ 24,762      $27,645
  Other components of net loss
    Depreciation and amortization...........................    (21,885)     (14,964)
    Interest expense........................................    (27,259)     (18,899)
    Stock-based compensation expense........................    (13,699)         (99)
    Income tax benefit......................................      7,804        1,518
      Net loss..............................................   $(30,277)     $(4,799)
                                                               ========      =======

(7) COMPREHENSIVE LOSSES

    Comprehensive losses consist of the Company's net losses and the unrealized holding gains, net of the related tax effect, on the Company's investments classified as available-for-sale. The comprehensive loss for the three months ended June 30, 2000 was $11.3 million and $29.0 million for the six months ended June 30, 2000. The Company did not have any investments available-for-sale during the six months ended June 30, 1999.

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

OVERVIEW

    In April 2000, MJD Communications, Inc. changed its name to FairPoint Communications, Inc.

    We are a national, facilities-based provider of voice, data and Internet services. We began our business in 1993 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our inception, we have acquired 28 such companies, which currently operate in 17 states. In early 1998, we launched our competitive communications business by competing for small and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the nationwide roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide financial capacity to help fund our continued growth.

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

REVENUES

    We derive our revenues from:

    - LOCAL CALLING SERVICES. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

    - NETWORK ACCESS CHARGES. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the completion of long distance telephone calls both to and from our customers.

    - LONG DISTANCE SERVICES. We receive revenues from charges to our retail and wholesale long distance customers.

    - DATA AND INTERNET SERVICES. We receive revenues from monthly recurring charges for services, including digital subscriber line, Voice over Internet Protocol/Voice Telephony over Asynchronous Transfer Mode, special access, private lines, Internet and other services.

    - OTHER SERVICES. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

    The following summarizes our percentage of revenues from these sources:

                                                                 % OF REVENUE
                                                              -------------------
                                                               SIX-MONTH PERIOD
                                                                     ENDED
                                                              -------------------
                                                              JUNE 30,   JUNE 30,
                       Revenue Source                           2000       1999
                       --------------                         --------   --------
Local calling services......................................     34%        26%
Network access charges......................................     43%        51%
Long distance services......................................      9%         7%
Data and Internet services..................................      5%         4%
Other services..............................................      9%        12%

OPERATING EXPENSES

    Our principal operating expenses are categorized as network operating costs, selling, general and administrative expenses, depreciation and amortization and stock-based compensation expense.

    - NETWORK OPERATING COSTS include costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also lease and purchase local and long distance services from the regional Bell operating companies, large independent telephone companies and third party long distance providers.

    - SELLING, GENERAL AND ADMINISTRATIVE EXPENSES consist of expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

    - DEPRECIATION AND AMORTIZATION includes depreciation of our communications network and equipment and amortization of goodwill related to our acquisitions.

    - STOCK-BASED COMPENSATION EXPENSE consists of non-cash compensation charges incurred in connection with shareholder appreciation rights agreements granted to a number of executive officers and stock options to employees.

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

    - In 2000, we acquired four traditional telephone companies for an aggregate purchase price of $364.3 million, which included $86.7 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 79,500 access lines.

    - In 1999, we acquired seven traditional telephone companies, which we refer to as the 1999 acquisitions, for an aggregate purchase price of $82.7 million, which included $7.4 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 14,700 access lines.

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

    We are recognizing expense related to the excess of estimated fair market value over the aggregate exercise price of options that were granted to some of our officers and employees in April 2000 in exchange for options to purchase common stock of our subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions"). This excess of $15.9 million of intrinsic value of the options will be amortized over the vesting period of five years. In conjunction with these options, we intend to provide a cash bonus of $5.3 million that will also be recognized over the five-year vesting period. The payment of the cash bonus will be deferred until the underlying options are exercised, with proceeds from exercise being equal to the bonus. Accordingly, there will not be any material cash impact to us from these transactions.

RESULTS OF OPERATIONS

    THREE MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH THREE MONTH PERIOD
     ENDED JUNE 30, 1999

    REVENUES. Revenues increased $24.1 million to $59.6 million for the three months ended June 30, 2000 from $35.5 million for the three months ended
June 30, 1999. $10.6 million of this increase was attributable to the internal growth of our competitive and traditional communications businesses, $11.0 million of the increase was attributable to revenues from companies we acquired in 2000 and $2.5 million of the increase was attributable to revenues from companies we acquired in 1999. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $11.0 million of this increase, including $6.6 million from new business lines in our competitive markets and increasing access lines in our traditional telephone companies, $3.7 million from companies we acquired in 2000 and $0.7 million from companies we acquired in 1999. Network access charges increased $7.5 million, of which $4.8 million was contributed by companies we acquired in 2000, $1.0 million was contributed by the companies we acquired in 1999 and $1.7 million was from new business lines in our competitive and traditional communications markets. Long distance services revenues increased $2.9 million due mainly to revenues from new long distance retail and wholesale customers. Data and Internet services increased $2.0 million from $1.4 million as a result of increased service offerings to our customers and acquisitions. Other revenues increased $0.7 million primarily due to the companies we acquired in 2000 and 1999.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $19.7 million to $30.7 million for the three months ended June 30, 2000 from $11.0 million for the three months ended June 30, 1999. The majority of the increase, $15.3 million, was attributable to operating expenses associated with the expansion into competitive markets and increased growth in local calling, network access and long distance service offerings. Of the remaining increase, the companies we acquired in 2000 account for $3.4 million and the companies we acquired in 1999 account for $1.0 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.8 million to $20.3 million for the three months ended June 30, 2000 compared to $12.5 million for the three months ended June 30, 1999. Contributing to this increase were costs of $5.1 million primarily related to expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $1.8 million to the increase and the companies we acquired in 1999 contributed $0.9 million to the increase.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased
$5.1 million to $12.9 million for the three months ended June 30, 2000 from $7.8 million for the three months ended June 30, 1999. This increase consisted of $1.2 million due to the increased investment in our communications network to support the growth of our competitive communications business and $3.9 million related to the acquisitions.

    STOCK-BASED COMPENSATION EXPENSE. As discussed above, in connection with the FairPoint Solutions stock options, we recognized non-cash compensation charges of $1.4 million in the second quarter of 2000.

    INCOME (LOSS) FROM OPERATIONS. Income (loss) from operations decreased $9.7 million to a $5.6 million loss for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. This margin decline was primarily attributable to the $1.4 million stock based compensation expense and the expenses associated with the expansion into competitive markets. We expect this trend to continue for the next few years as we build-out our competitive communications business.

    OTHER INCOME (EXPENSE). Total other expense increased $3.1 million to $11.4 million for the three months ended June 30, 2000 compared to $8.3 million for the three months ended June 30, 1999. The expense consists primarily of interest expense on long-term debt.

    NET LOSS. Our net loss was $12.1 million for the three months ended June 30, 2000, compared to a loss of $3.0 million for the three months ended June 30, 1999, as a result of the factors discussed above.

    SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED WITH SIX MONTH PERIOD ENDED
     JUNE 30, 1999

    REVENUES. Revenues increased $36.2 million to $104.5 million for the six months ended June 30, 2000 from $68.3 million for the six months ended June 30, 1999. $19.0 million of this increase was attributable to the internal growth of our competitive and traditional communications businesses, $11.0 million of the increase was attributable to revenues from companies we acquired in 2000 and $6.2 million of the increase was attributable to revenues from companies we acquired in 1999. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $17.2 million of this increase, including $11.7 million from new business lines in our competitive markets and increasing access lines in our traditional telephone companies, $3.7 million from companies we acquired in 2000 and $1.8 million from companies we acquired in 1999. Network access charges increased $10.5 million, of which $4.8 million was contributed by companies we acquired in 2000, $2.7 million was contributed by the companies we acquired in 1999, $2.0 million was from new business lines in our competitive markets and $1.0 million was from universal service revenue increases within our traditional telephone companies. Long distance services revenues increased $4.9 million due mainly to revenues from new long distance retail and wholesale customers. Data and Internet services increased
$2.6 million from $2.6 million as a result of increased service offerings to our customers. Other revenues increased $1.0 million primarily due to the companies we acquired in 2000 and 1999.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $31.3 million to $51.8 million for the six months ended June 30, 2000 from $20.5 million for the six months ended June 30, 1999. The majority of the increase, $26.0 million, was attributable to operating expenses associated with the expansion into competitive markets and increased growth in local calling, network access and long distance service offerings. Of the remaining increase, the companies we acquired in 2000 account for $3.4 million and the companies we acquired in 1999 account for $1.9 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.1 million to $35.4 million for the six months ended June 30, 2000 compared to $22.3 million for the six months ended June 30, 1999. Contributing to this increase were costs of $10.5 million primarily related to expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $1.8 million to the increase and the companies we acquired in 1999 contributed $0.8 million to the increase.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased
$6.9 million to $21.9 million for the six months ended June 30, 2000 from $15.0 million for the six months ended June 30, 1999. This increase consisted of $2.2 million due to the increased investment in our communications network to support the growth of our competitive communications business and $4.7 million related to the acquisitions.

    STOCK-BASED COMPENSATION EXPENSE. As discussed above, in connection with our equity recapitalization, we recognized non-cash compensation charges of $12.3 million for the six months ended June 30, 2000. An additional
$1.4 million was recognized in association with the FairPoint Solutions employee stock options.

    INCOME (LOSS) FROM OPERATIONS.  Income from operations decreased
$28.7 million to a loss of $18.3 million for the six months ended June 30, 2000 from $10.4 million for the six months ended June 30, 1999. This margin decline was primarily attributable to the $13.7 million stock based compensation expense and the expenses associated with the expansion into competitive markets. Except for the effect of the $12.3 million stock-based compensation charge discussed above, we expect this trend to continue for the next few years as we build-out our competitive communications business.

    OTHER INCOME (EXPENSE). Total other expense increased $3.1 million to $19.8 million for the six months ended June 30, 2000 compared to $16.7 million for the six months ended June 30, 1999. The expense consists primarily of interest expense on long-term debt.

    NET LOSS. Our net loss was $30.3 million for the six months ended June 30, 2000, compared to a loss of $4.8 million for the six months ended June 30, 1999, as a result of the factors discussed above.

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

    DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    THE CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $67.2 million principal amount outstanding as of June 30, 2000 that matures on June 30, 2006 and the other with the principal amount of approximately $71.1 million outstanding that matures on June 30, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of June 30, 2000, $46.0 million was outstanding on the revolving acquisition facility and $204.0 million was available for borrowing under the remaining revolving acquisition facility and revolving facility.

    SENIOR SUBORDINATED NOTES AND FLOATING RATE NOTES ISSUED IN 1998. We have outstanding publicly-held debt comprised of $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Interest on the senior subordinated notes and floating rate notes is payable semi-annually in cash on each May 1 and November 1. Both series of notes mature on May 1, 2008. We have entered into interest rate swap agreements to reduce the impact of changes in interest rates on our floating rate notes. These notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

    SENIOR SUBORDINATED NOTES ISSUED IN 2000.  In May 2000, we issued
$200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable on May 1 and November 1 of each year, beginning on November 1, 2000. These notes will mature on May 1, 2010. These notes are general unsecured obligations and rank equally with all of FairPoint's other unsecured senior subordinated indebtedness and are subordinated in right of payment to all of FairPoint's senior indebtedness, whether or not secured, and to all of our subsidiaries' existing or future indebtedness, whether or not secured.

    FAIRPOINT SOLUTIONS CREDIT FACILITY. The FairPoint Solutions Credit Facility provides for a revolving facility with a principal amount of $165.0 million that matures on October 20, 2004. As of June 30, 2000,
$7.0 million was outstanding and $158.0 million was available for borrowing under the FairPoint Solutions' credit facility. Amounts under the FairPoint Solutions credit facility bear interest at a base rate or LIBOR, plus a margin up to 4.25%.

    EQUITY FINANCING

    In connection with our January 2000 equity financing and recapitalization transaction, affiliates of Thomas H. Lee Equity Fund IV, L.P. (collectively, "THL"), investment partnerships affiliated with Kelso & Company (collectively, "Kelso"), and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $158.9 million of net proceeds in such transaction, which it used to repay debt. In addition, THL committed to invest up to an additional $50 million in our equity securities, subject to various conditions. This commitment expires on December 31, 2000.

    CASH FLOWS

    Net cash used by operating activities was $7.0 million for the six months ended June 30, 2000 and net cash provided by operating activities was $5.6 million for the six months ended June 30, 1999. Net cash used in investing activities was $208.1 million and $23.3 million for the six months ended
June 30, 2000 and 1999, respectively. These cash flows primarily reflect expenditures relating to traditional telephone company acquisitions of $190.8 million and $22.9 million and capital expenditures of $25.6 million and $8.2 million for the six months ended
June 30, 2000 and 1999, respectively. Net cash provided by financing activities was $221.0 million and $14.5 million for the six months ended June 30, 2000 and 1999, respectively. These cash flows for the six months ended June 30, 2000 primarily represent the proceeds from the January equity transaction of $158.9 million and the net issuance of long term debt of $71.6 million. The cash flows for the six months ended June 30, 1999 primarily represent the net issuance of long term debt.

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2000, we recorded our marketable equity securities at a fair value of $5.0 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.5 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 72% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our senior credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately
$0.7 million for the six months ended June 30, 2000.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $1.0 million at June 30, 2000. The positive fair value indicates an estimated amount we would be paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of our variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expires on September 29, 2000. In connection with our floating rate notes, we used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert our variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and 2000, respectively.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.1 Stock Purchase Agreement dated as of December 10, 1999 by and among MJD Ventures, Inc., Peoples Mutual Telephone
                        Company and the other parties thereto.(1)

2.2                     Stock Purchase Agreement dated as of December 23, 1999 by
                        and among MJD Ventures, Inc., TPG Communications, Inc., TPG
                        Partners, L.P., TPG Parallel I, L.P., J. Milton Lewis and
                        Robert DiPauli.(1)

2.3                     Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso
                        Investment Associates V, L.P., Kelso Equity Partners V,
                        L.P., Carousel Capital Partners, L.P. and certain other
                        signatories thereto.(1)

2.4 Stock Purchase Agreement dated as April 25, 2000 by and among MJD Ventures, Inc., Fremont Telcom Co. and the other parties thereto.(4)

2.5 Stock Purchase Agreement dated as of May 23, 2000 by and among MJD Ventures, Inc., W.B.W. Trust Number One and
                        Comerco, Inc.(4)

3.1                     Sixth Amended and Restated Certificate of Incorporation of
                        FairPoint.(2)

3.2                     By-Laws of FairPoint.(4)

3.3                     Certificate of Designation of Series D Preferred Stock of
                        FairPoint.(1)

4.1                     Indenture, dated as of May 5, 1998, between FairPoint and
                        United States Trust Company of New York, relating to
                        FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008.(3)

4.2                     Indenture, dated as of May 24, 2000, between FairPoint and
                        United States Trust Company of New York, relating to
                        FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(4)

4.3                     Form of Initial Fixed Rate Security.(3)

4.4                     Form of Initial Floating Rate Security.(3)

4.5                     Form of Exchange Fixed Rate Security.(3)

4.6                     Form of Exchange Floating Rate Security.(3)

4.7                     Form of 144A Senior Subordinated Note due 2010.(4)

4.8                     Form of Regulation S Senior Subordinated Note due 2010.(4)

4.9 Registration Rights Agreement dated as of May 19, 2000 between FairPoint and the Initial Purchasers named therein.(4)

10.1                    Credit Agreement dated as of March 30, 1998 among FairPoint, various lending institutions, NationsBank of Texas, N.A. and
                        Bankers Trust Company.(3)

10.2                    First Amendment to Credit Agreement dated as of April 30,
                        1998 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(1)

10.3                    Second Amendment to Credit Agreement dated as of May 14,
                        1999 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(4)

10.4                    Amendment and Waiver dated as of January 12, 2000 among
                        FairPoint, NationsBank of Texas, N.A. and Bankers Trust
                        Company.(4)

10.5                    Fourth Amendment and Consent dated as of March 14, 2000
                        among FairPoint, First Union National Bank, Bank of America,
                        N.A. and Bankers Trust Company.(2)

10.6                    Form of B Term Note.(3)

10.7                    Form of C Term Note Floating Rate.(3)

10.8                    Form of C Term Note Fixed Rate.(3)

10.9                    Form of RF Note.(3)

10.10                   Form of AF Note.(3)

10.11                   Subsidiary Guarantee dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)

10.12                   Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)

10.13                   Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)

10.14                   Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

10.15                   Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)

10.16 Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
                        Company, L.P.(1)

10.17                   Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)

10.18                   Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

10.19                   Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

10.20 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

10.21 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Jack Thomas.(1)

10.22 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Eugene Johnson.(1)

10.23 Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)

10.24 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)

10.25                   Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among FairPoint and the other parties thereto.(1)

10.26                   Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

10.27                   FairPoint 1995 Stock Option Plan.(4)

10.28                   FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

10.29                   FairPoint 2000 Employee Stock Option Plan.(4)

27.1                    Financial Data Schedule*

------------------------

*   Filed herewith.

(1) Incorporated by reference to the annual report of FairPoint for the year ended 1999, filed on Form 10-K.

(2) Incorporated by reference to Amendment No. 1 to the annual report of FairPoint for the year ended 1999, filed on Form 10-K/A.

(3) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of October 1, 1998 (file no. 333-56365).

(4) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of August 9, 2000 (file no. 333-41462).

(b) Reports on Form 8-K

    On February 4, 2000, the Company filed a Current Report on Form 8-K disclosing the consummation of its January 2000 equity financing and recapitalization.

    On April 17, 2000, the Company filed a Current Report on Form 8-K disclosing its acquisition of all of the outstanding capital stock of TPG
Communications, Inc., pursuant to the terms of a Stock Purchase Agreement, dated as of December 23, 1999, for an aggregate purchase price of approximately
$146.3 million.

    On May 10, 2000, the Company filed a Current Report on Form 8-K, dated May 9, 2000, announcing its intention to file a registration statement for an underwritten public offering of its common stock.

    On May 10, 2000 the Company filed a Current Report on Form 8-K, dated
May 9, 2000, announcing its intention to raise $2000 million through a private offering of senior subordinated notes. The senior subordinated notes will have a ten-year term and interest will be paid semi-annually in cash.

    On May 10, 2000 the Company filed a Current Report on Form 8-K, dated April 28, 2000 announcing the amendment and restatement of its Certificate of Incorporation to change its legal name from MJD Communications, Inc. to FairPoint Communications, Inc.

    On May 31, 2000, the Company filed a Current Report on Form 8-K disclosing the consummation of its May 2000 private placement of $200 million of its 12 1/2% Senior Subordinated Notes due 2010.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FAIRPOINT COMMUNICATIONS, INC.

                                                       By:           /s/ WALTER E. LEACH, JR.
                                                            -----------------------------------------
                                                                    Name: Walter E. Leach, Jr.
                                                             Title:  Senior Vice President and Chief
                                                                        Financial Officer

Dated: August 11, 2000