Form 10-Q/A
period 2000-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2000-08-28
CIK 1062613

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                    TRADITIONAL    COMPETITIVE
                                                     TELEPHONE    COMMUNICATIONS
                                                    OPERATIONS      OPERATIONS      TOTAL
                                                    -----------   --------------   --------
                                                                  (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
Six months ended June 30, 2000:
  Revenues from external customers................    $83,336         $21,212      $104,548
  Intersegment revenues...........................         --           1,514         1,514
  Adjusted EBITDA.................................     51,879         (27,117)       24,762
Six months ended June 30, 1999:
  Revenues from external customers................    $63,775         $ 4,549      $ 68,324
  Intersegment revenues...........................         --             593           593
  Adjusted EBITDA.................................     34,166          (6,521)       27,645

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

    A reconciliation of Adjusted EBITDA to the Company's net loss for the six months ended June 30, 2000 and 1999 is as follows:

                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Adjusted EBITDA to net loss:
  Adjusted EBITDA...........................................   $ 24,762      $27,645
  Other components of net loss
    Depreciation and amortization...........................    (21,885)     (14,964)
    Interest expense........................................    (27,259)     (18,899)
    Stock-based compensation expense........................    (13,699)         (99)
    Income tax benefit......................................      7,804        1,518
      Net loss..............................................   $(30,277)     $(4,799)
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

10.26                   Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

10.27                   FairPoint 1995 Stock Option Plan.(4)

10.28                   FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

10.29                   FairPoint 2000 Employee Stock Option Plan.(4)

27.1                    Financial Data Schedule.(5)

------------------------
(1) Incorporated by reference to the annual report of FairPoint for the year ended 1999, filed on Form 10-K.

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

(5) Incorporated by reference to the quarterly report of FairPoint for the quarterly period ended June 30, 2000, filed on Form 10-Q.

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

Dated: August 28, 2000