Form 10-Q
period 2000-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2000-11-14
CIK 1062613

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

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

              (Registrant's telephone number, including area code)
                                 (704) 344-8150

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 1, 2000, the registrant had outstanding 45,985,254 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3

          Condensed Consolidated Balance Sheets as of September 30,
          2000 and
          December 31, 1999...........................................      3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2000 and
          1999........................................................      4

          Condensed Consolidated Statements of Cash Flows for the nine
          months ended September 30, 2000 and 1999....................      5

          Notes to Condensed Consolidated Financial Statements........      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     10

Item 3a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     17

PART II. OTHER INFORMATION

Item 5.   Other Information...........................................     19

Item 6.   Exhibits and Reports on Form 8-K............................     19

                         PART I. FINANCIAL INFORMATION

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $  4,799        $  9,923
  Accounts receivable and other.............................      53,775          40,257
                                                                --------        --------
    Total current assets....................................      58,574          50,180
                                                                --------        --------
Property, plant, and equipment, net.........................     303,443         178,296
                                                                --------        --------
Other assets:
  Investments...............................................      49,642          36,246
  Goodwill, net of accumulated amortization.................     451,796         229,389
  Deferred charges and other assets.........................      30,651          23,924
                                                                --------        --------
    Total other assets......................................     532,089         289,559
                                                                --------        --------
    Total assets............................................    $894,106        $518,035
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $ 14,449        $ 12,778
  Current portion of long-term debt and other
    long-term liabilities...................................       5,346           5,102
  Demand notes payable......................................         586             752
  Accrued interest payable..................................      20,051           4,396
  Other accrued liabilities.................................      25,588          11,492
                                                                --------        --------
    Total current liabilities...............................      66,020          34,520
                                                                --------        --------
Long-term liabilities:
  Long-term debt, net of current portion....................     680,689         458,529
  Deferred credits and other long-term liabilities..........      35,001          33,124
                                                                --------        --------
    Total long-term liabilities.............................     715,690         491,653
                                                                --------        --------
Minority interest...........................................          17             443
                                                                --------        --------
Common stock subject to put option..........................          --           3,000
                                                                --------        --------
Stockholders' equity (deficit):
  Common stock..............................................         503             345
  Additional paid-in capital................................     236,118          48,868
  Unearned compensation.....................................     (13,682)             --
  Accumulated other comprehensive income....................         609           4,187
  Accumulated deficit.......................................    (111,169)        (64,981)
                                                                --------        --------
    Total stockholders' equity (deficit)....................     112,379         (11,581)
                                                                --------        --------
    Total liabilities and stockholders' equity (deficit)....    $894,106        $518,035
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2000       1999       2000       1999
                                                       --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Revenues.............................................  $ 69,015   $ 39,347   $173,563   $107,671
                                                       --------   --------   --------   --------
Operating expenses:
  Network operating costs............................    37,008     13,435     88,831     33,940
  Selling, general and administrative................    23,832     12,401     59,265     34,707
  Depreciation and amortization......................    14,844      7,532     36,729     22,496
  Stock-based compensation expense...................     1,376        131     15,075        230
                                                       --------   --------   --------   --------
Total operating expenses.............................    77,060     33,499    199,900     91,373
                                                       --------   --------   --------   --------
Income (loss) from operations........................    (8,045)     5,848    (26,337)    16,298
                                                       --------   --------   --------   --------
Other income (expense):
  Net gain on sale of investments....................     3,387        136      6,230        362
  Interest income....................................       144         55      1,036        335
  Dividend income....................................       313        349        803        941
  Interest expense...................................   (19,117)   (10,162)   (46,376)   (29,061)
  Other, net.........................................      (478)       266      2,768      1,338
                                                       --------   --------   --------   --------
Total other expense..................................   (15,751)    (9,356)   (35,539)   (26,085)
                                                       --------   --------   --------   --------
Loss before income taxes.............................   (23,796)    (3,508)   (61,876)    (9,787)
Income tax benefit...................................     7,812         55     15,616      1,573
Minority interest in income of subsidiaries..........        (1)       (19)        (2)       (58)
                                                       --------   --------   --------   --------
Net loss.............................................  $(15,985)  $ (3,472)  $(46,262)  $ (8,272)
                                                       ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $(46,262)     $(8,272)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Amortization of debt issue costs..........................      2,384        1,452
  Depreciation and amortization.............................     36,729       22,496
  Other non cash items......................................      1,878       (6,325)
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable.....................................    (10,943)         401
    Accounts payable and accrued expenses...................     18,575        4,056
    Income taxes recoverable................................     (7,315)       3,692
                                                               --------      -------
  Total adjustments.........................................     41,308       25,772
                                                               --------      -------
  Net cash provided by (used in) operating activities.......     (4,954)      17,500
                                                               --------      -------
Cash flows from investing activities:
  Net capital additions.....................................    (49,517)     (20,404)
  Acquisitions of telephone properties, net of cash
    acquired................................................   (253,937)     (26,018)
  Other, net................................................     18,662       18,804
                                                               --------      -------
  Net cash used in investing activities.....................   (284,792)     (27,618)
                                                               --------      -------
Cash flows from financing activities:
  Loan origination costs....................................     (9,340)         (64)
  Proceeds from issuance of long-term debt..................    561,586       32,016
  Repayment of long-term debt...............................   (424,695)     (26,279)
  Net proceeds from the issuance of common stock............    158,896           --
  Other, net................................................     (1,825)         (60)
                                                               --------      -------
  Net cash provided by financing activities.................    284,622        5,613
                                                               --------      -------
Net decrease in cash and cash equivalents...................     (5,124)      (4,505)
Cash and cash equivalents, beginning of period..............      9,923       13,241
                                                               --------      -------
Cash and cash equivalents, end of period....................   $  4,799      $ 8,736
                                                               ========      =======

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

    On April 3, 2000, the Company acquired 100% of the common stock of TPG Communications, Inc. and Peoples Mutual Telephone Company. On June 1, 2000, the Company acquired 100% of the common stock of Fremont Telcom Co. On July 3, 2000, the Company acquired 100% of the common stock of Comerco, Inc. The approximate aggregate purchase price for these acquisitions was $363.2 million, which includes $86.9 million of acquired debt. The Fremont acquisition was completed using cash and the issuance of 457,318 shares of Class A common stock of the Company valued at $13.12 per share. These acquisitions have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the Company's results from the date of acquisition. Goodwill of approximately $187.4 million was recorded in connection with these acquisitions of traditional telephone properties and will be amortized over an estimated useful life of 40 years.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the completed acquisitions referred to in the preceding paragraphs occurred on January 1, 1999. These combined results include certain adjustments, including amortization of

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) ACQUISITIONS (CONTINUED)
goodwill, increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                 PRO FORMA
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          -----------------------
                                                             2000         1999
                                                          ----------   ----------
                                                                (UNAUDITED)
                                                          (DOLLARS IN THOUSANDS)
Revenues................................................   $191,938     $154,445
Net loss................................................    (49,193)     (15,352)

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

    In addition, the Company's board of directors approved the issuance of compensatory stock options ($15,925,718) and cash bonus commitments ($5,308,573) to participants in a subsidiary's stock option plan in exchange for the cancellation of all existing stock options issued by the subsidiary. The compensatory options and cash bonuses will be recognized in expense over the five-year vesting period. The transaction was formally ratified by the participants in the subsidiary's stock option plan in April 2000. In
April 2000, the Company issued 1,620,465 options to purchase Class A common stock of the Company at an exercise price of $3.28 per share and 73,200 options at an exercise price of $13.12 per share. Compensation expense of $2.8 million was recognized for these options and accrued bonuses during the nine months ended September 30, 2000.

(4) 2000 STOCK INCENTIVE PLAN

    In May 2000, the Company adopted the 2000 Employee Stock Option Plan. The 2000 Plan provides for grants to members of management of up to 10,019,200 options to purchase Class A common stock, at the discretion of the compensation committee. Options granted under the 2000 Plan may be of two types:
(i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option. The maximum number of shares of Class A common stock subject to options granted to any single participant in any calendar year is 1,500,000. During the quarter ended September 30, 2000, 413,595 options were granted and 52,300 options were forfeited. The Company has granted 4,939,054 options under the plan as of September 30, 2000.

    Unless otherwise determined by the compensation committee at the time of grant, options granted pursuant to the 2000 Plan will have an exercise price which is not less than the fair market value of a

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4) 2000 STOCK INCENTIVE PLAN (CONTINUED) share of our Class A common stock on the date the option is granted. Options have a term of ten years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, we will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) REPORTABLE SEGMENTS (CONTINUED)
    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                     TRADITIONAL    COMPETITIVE
                                                      TELEPHONE    COMMUNICATIONS
                                                     OPERATIONS      OPERATIONS      TOTAL
                                                     -----------   --------------   --------
                                                                   (UNAUDITED)
                                                             (DOLLARS IN THOUSANDS)
Three months ended September 30, 2000:
  Revenues from external customers.................    $54,673        $ 14,342      $69,015
  Intersegment revenues............................         --             779          779
  Adjusted EBITDA..................................     31,372         (19,832)      11,540
Three months ended September 30, 1999:
  Revenues from external customers.................    $37,138        $  2,209      $39,347
  Intersegment revenues............................         --             936          936
  Adjusted EBITDA..................................     19,659          (5,361)      14,298

                                                    TRADITIONAL    COMPETITIVE
                                                     TELEPHONE    COMMUNICATIONS
                                                    OPERATIONS      OPERATIONS      TOTAL
                                                    -----------   --------------   --------
                                                                  (UNAUDITED)
                                                            (DOLLARS IN THOUSANDS)
Nine months ended September 30, 2000:
  Revenues from external customers................   $138,009         $35,554      $173,563
  Intersegment revenues...........................         --           2,293         2,293
  Adjusted EBITDA.................................     83,251         (46,949)       36,302
Nine months ended September 30, 1999:
  Revenues from external customers................   $100,913         $ 6,758      $107,671
  Intersegment revenues...........................         --           1,529         1,529
  Adjusted EBITDA.................................     53,824         (11,882)       41,942

    A reconciliation of Adjusted EBITDA to the Company's net loss for the three months and nine months ended September 30, 2000 and 1999 is as follows:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
                                          2000       1999       2000       1999
                                        --------   --------   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Adjusted EBITDA to net loss:
  Adjusted EBITDA.....................  $ 11,540   $ 14,298   $ 36,302   $41,942
Other components of net loss:
  Depreciation and amortization.......   (14,844)    (7,532)   (36,729)  (22,496)
  Interest expense....................   (19,117)   (10,162)   (46,376)  (29,061)
  Stock-based compensation expense....    (1,376)      (131)   (15,075)     (230)
  Income tax benefit..................     7,812         55     15,616     1,573
                                        --------   --------   --------   -------
  Net loss............................  $(15,985)  $ (3,472)  $(46,262)  $(8,272)
                                        ========   ========   ========   =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(7) COMPREHENSIVE LOSSES

    Comprehensive losses consist of the Company's net losses and the unrealized holding gains, net of the related tax effect, on the Company's investments classified as available-for-sale. The comprehensive loss for the three months ended September 30, 2000 was $18.3 million and $49.9 million for the nine months ended September 30, 2000. The Company did not have any investments available-for-sale during the nine months ended September 30, 1999.

(8) SUBSEQUENT EVENT

    On November 9, 2000, our subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions"), amended and restated its existing credit facility to increase the commitments of the lenders thereunder to $250.0 million. The Amended and Restated Credit Agreement, which expires in November, 2007, provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional
$50.0 million. FairPoint Solutions can borrow up to $175.0 million under the term tranche of such facility.

(9) PREFERRED STOCK

    Effective August 8, 2000, all the state regulatory approvals were received in association with the January 20, 2000 equity transaction and the outstanding 21,461,720 shares of Preferred Stock were converted into an equal number of shares of Class A common stock.

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

    The following summarizes our percentage of revenues from these sources:

                                                                     % OF REVENUE
                                                                NINE-MONTH PERIOD ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                      REVENUE SOURCE                             2000            1999
                      --------------                         -------------   -------------
Local calling services.....................................       34%             27%
Network access charges.....................................       42%             50%
Long distance services.....................................       10%              8%
Data and Internet services.................................        5%              4%
Other services.............................................        9%             11%

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

    - In 2000, we acquired four traditional telephone companies for an aggregate purchase price of $363.2 million, which included $86.9 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 79,500 access lines.

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

RESULTS OF OPERATIONS

    THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999

    REVENUES. Revenues increased $29.7 million to $69.0 million for the three months ended September 30, 2000 from $39.3 million for the three months ended September 30, 1999. Of this increase, $12.2 million was attributable to the internal growth of our competitive and traditional communications businesses, $15.0 million was attributable to revenues from companies we acquired in 2000 and $2.5 million was attributable to revenues from companies we acquired in 1999. Local calling services accounted for $13.0 million of this increase, including an increase of $6.8 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $5.5 million from companies we acquired in 2000 and an increase of $0.7 million from companies we acquired in 1999. Network access charges increased $8.6 million, including an increase of $5.1 million from companies we acquired in 2000, $1.2 million from companies we acquired in 1999 and $2.3 million from new business lines added in our competitive and traditional communications markets. Long distance services revenues increased $4.9 million, including an increase of $2.9 million from new long distance retail and wholesale customers and an increase of $2.0 million from companies we acquired in 2000 and 1999. Data and Internet services increased $1.8 million to $3.3 million as a result of increased service offerings to our customers and acquisitions. Other revenues increased
$1.4 million primarily due to other revenue contributed by the companies we acquired in 2000 and 1999.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $23.6 million to $37.0 million for the three months ended September 30, 2000 from $13.4 million for the three months ended September 30, 1999. Of this increase, $19.4 million was attributable to operating expenses associated with the expansion into competitive markets and increased growth in our local calling, network access and long distance service offerings. Of the remaining portion of the increase, the companies we acquired in 2000 accounted for $3.6 million and the companies we acquired in 1999 account for $0.6 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $11.4 million to $23.8 million for the three months ended September 30, 2000 from $12.4 million for the three months ended September 30, 1999. Contributing to this increase were costs of $8.8 million primarily related to our expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $2.3 million to the increase and the companies we acquired in 1999 contributed $0.3 million to the increase.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased
$7.3 million to $14.8 million for the three months ended September 30, 2000 from $7.5 million for the three months ended September 30, 1999. This increase consisted of $2.1 million attributable to the increased investment in our communications network to support the growth of our competitive communications business and $5.2 million related to the companies we acquired in 2000 and 1999.

    STOCK-BASED COMPENSATION EXPENSE. As discussed above, in connection with the FairPoint Solutions stock options, we recognized non-cash compensation charges of $1.4 million in the third quarter of 2000.

    INCOME (LOSS) FROM OPERATIONS.  Income from operations decreased
$13.8 million to an $8.0 million loss for the three months ended September 30, 2000 from income of $5.8 million for the three months ended September 30, 1999. This decline was primarily attributable to the expenses associated with our expansion into competitive markets. We expect this trend to continue for the next few years as we build out our competitive communications business and continue to amortize the non-cash expense related to the exchange and cancellation of the FairPoint Solutions employee stock options.

    OTHER INCOME (EXPENSE). Total other expense increased $6.4 million to $15.8 million for the three months ended September 30, 2000 from $9.4 million for the three months ended September 30, 1999. The expense consists primarily of interest expense on long-term debt, offset by a $3.4 million net gain on sale of stock investments for the three months ended September 30, 2000. In addition, $0.9 million in costs associated with our proposed initial public offering were written off as of September 30, 2000. Given the current market conditions and FairPoint Solutions' ability to secure $250.0 million in long term debt, we have decided not to pursue a public offering at this time.

    INCOME TAX BENEFIT. Income tax benefit increased $7.7 million to $7.8 million for the three months ended September 30, 2000. The income tax benefit as a percentage of loss before taxes was 33% for the three months ended September 30, 2000, compared to 2% for the three months ended September 30, 1999, primarily due to tax gains associated with the sale of assets during 1999.

    NET LOSS. Our net loss was $16.0 million for the three months ended September 30, 2000, compared to a net loss of $3.5 million for the three months ended September 30, 1999, as a result of the factors discussed above.

    NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

    REVENUES. Revenues increased $65.9 million to $173.6 million for the nine months ended September 30, 2000 from $107.7 million for the nine months ended September 30, 1999. Of this increase, $30.9 million was attributable to the internal growth of our competitive and traditional communications businesses, $26.0 million was attributable to revenues from companies we acquired in 2000 and $9.0 million was attributable to revenues from companies we acquired in 1999. Local calling services accounted for $30.2 million of this increase, including an increase of $18.5 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $9.2 million from companies we acquired in 2000 and $2.5 million from companies we acquired in 1999. Network access charges increased $19.1 million, including an increase of $9.9 million from companies we acquired in 2000, $4.0 million from companies we acquired in 1999, $3.0 million was from new business lines in our competitive markets and $2.2 million from universal service revenue increases and interstate cost study true-ups within our traditional telephone companies. Long distance services revenues increased $9.8 million, including an increase of $7.2 million from new long distance retail and wholesale customers and an increase of $2.6 million from companies we acquired in 2000 and 1999. Data and Internet services increased $4.4 million, including an increase of $3.2 million from acquisitions and an increase of $1.2 million as a result of increased service offerings to our customers. Other revenues increased $2.4 million primarily due to other revenue contributed by the companies we acquired in 2000 and 1999.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $54.9 million to $88.8 million for the nine months ended September 30, 2000 from $33.9 million for the nine months ended September 30, 1999. Of this increase, $45.3 million was attributable to operating expenses associated with the expansion into competitive markets and increased growth in our local calling, network access and long distance service offerings. Of the remaining portion of the increase, the companies we acquired in 2000 accounted for $7.0 million and the companies we acquired in 1999 account for $2.6 million.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $24.6 million to $59.3 million for the nine months ended September 30, 2000 from $34.7 million for the nine months ended September 30, 1999. Contributing to this increase were costs of $19.3 million primarily related to our expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $4.2 million to the increase and the companies we acquired in 1999 contributed $1.1 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $14.2 million to $36.7 million for the nine months ended September 30, 2000 from $22.5 million for the nine months ended September 30, 1999. This increase consisted of $4.3 million attributable to the increased investment in our communications network to support the growth of our competitive communications business and $9.9 million related to the companies we acquired in 2000 and 1999.

    STOCK-BASED COMPENSATION EXPENSE. As discussed above, in connection with our equity recapitalization, we recognized non-cash compensation charges of $12.3 million for the nine months ended September 30, 2000. An additional
$2.8 million was recognized in association with the FairPoint Solutions employee stock options.

    INCOME (LOSS) FROM OPERATIONS.  Income from operations decreased
$42.6 million to a loss of $26.3 million for the nine months ended
September 30, 2000 from income of $16.3 million for the nine months ended September 30, 1999. This decline was primarily attributable to the $15.1 million stock based compensation expense and the expenses associated with our expansion into competitive markets. Except for the effect of the $12.3 million stock-based compensation charge discussed above, we expect this trend to continue for the next few years as we build out our competitive communications business and continue to amortize the non-cash expense related to the exchange and cancellation of the FairPoint Solutions employee stock options.

    OTHER INCOME (EXPENSE). Total other expense increased $9.4 million to $35.5 million for the nine months ended September 30, 2000 from $26.1 million for the nine months ended September 30, 1999. The expense consists primarily of interest expense on long-term debt, offset by a $6.2 million net gain on sale of stock and cellular investments for the nine-month period ended September 30, 2000. In addition, $0.9 million in costs associated with our proposed initial public offering were written off as of September 30, 2000. Given the current market conditions and FairPoint Solutions' ability to secure $250.0 million in long term debt, we have decided not to pursue a public offering at this time.

    INCOME TAX BENEFIT. Income tax benefit increased $14.0 million to $15.6 million for the nine months ended September 30, 2000. The income tax benefit as a percentage of loss before taxes was 25% for the nine months ended September 30, 2000, compared to 16% for the nine months ended September 30, 1999. The increase is primarily due to tax gains associated with the sale of assets during 1999 and the deductibility of compensation expense associated with the January 20, 2000 equity transaction.

    NET LOSS. Our net loss was $46.3 million for the nine months ended September 30, 2000, compared to a net loss of $8.3 million for the nine months ended September 30, 1999, as a result of the factors discussed above.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. The Company expects that its traditional telephone companies' cash flow from operations and the Credit Facility will fund the capital expenditures, working capital and debt service requirements of its traditional telephone companies for the foreseeable future. The Company will require significant capital resources as it expands its competitive communications business. The Company's capital requirements will include the funding of operations and capital asset expenditures.

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

    DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    THE CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $67.1 million principal amount outstanding as of September 30, 2000 that matures on June 30, 2006 and the other with the principal amount of approximately $70.6 million outstanding that matures on June 30, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of September 30, 2000, $73.8 million was outstanding on the revolving acquisition facility and $176.2 million was available for borrowing under the remaining revolving acquisition facility and revolving facility.

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

    SENIOR SUBORDINATED NOTES ISSUED IN 2000.  In May 2000, we issued
$200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable on May 1 and November 1 of each year, beginning on November 1, 2000. These notes will mature on May 1, 2010. These notes are general unsecured obligations and rank equally with all of FairPoint's other unsecured senior subordinated indebtedness and are subordinated in right of payment to all of FairPoint's senior indebtedness, whether or not secured, and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

    FAIRPOINT SOLUTIONS CREDIT FACILITY. The Amended and Restated FairPoint Solutions Credit Facility provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50.0 million. FairPoint Solutions can borrow up to $175.0 million under the term tranche of such facility. The total commitment of $250.0 million matures on November 9, 2001; provided, however, that upon receipt of all necessary regulatory approvals, which FairPoint Solutions anticipates receiving prior to November 2001, the maturity date shall be extended to November 9, 2007.

    EQUITY FINANCING

    In connection with our January 2000 equity financing and recapitalization transaction, affiliates of Thomas H. Lee Equity Fund IV, L.P. (collectively, "THL"), investment partnerships affiliated with Kelso & Company (collectively, "Kelso"), and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $158.9 million of net proceeds in such transaction, which we used to repay debt. In addition, THL committed to invest up to an additional $50 million in our equity securities, subject to various conditions. This commitment expires on December 31, 2000.

    CASH FLOWS

    Net cash used by operating activities was $5.0 million for the nine months ended September 30, 2000 and net cash provided by operating activities was $17.5 million for the nine months ended September 30, 1999. Net cash used in investing activities was $284.8 million and $27.6 million for the nine months ended September 30, 2000 and 1999, respectively. These cash flows primarily reflect expenditures relating to traditional telephone company acquisitions of $253.9 million and $26.0 million and capital expenditures of $49.5 million and $20.4 million for the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities was $284.6 million and $5.6 million for the nine months ended September 30, 2000 and 1999, respectively. These cash flows for the nine months ended September 30, 2000 primarily represent the proceeds from the January equity transaction of $158.9 million and the net issuance of long term debt of $136.9 million. The cash flows for the nine months ended September 30, 1999 primarily represent the net issuance of long term debt.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities"
("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 137, or Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, delays the effective date of this statement to all fiscal years beginning after June 15, 2000. We will adopt SFAS 133 effective January 1, 2001. We are currently assessing the impact of SFAS 133; however, based on our initial analysis, the adoption of SFAS 133 will not have a material effect on our financial position or results of operations.

    On December 3, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 covers a broad range of topics, some of which include revenue recognition for "bill and hold" arrangements, accounting for refundable and nonrefundable up-front fees, accounting for multiple element arrangements, contingent rentals and gross and net reporting of revenues from internet sales. As amended by SAB 101A and SAB 101B, the effective date for calendar year-end companies is no later than the quarter beginning October 1, 2000. The Company does not believe that the adoption of SAB No. 101 will be significant to its financial reporting.

INFLATION

    We do not believe inflation has a significant effect on our operations.

YEAR 2000

    We did not experience significant disruptions in our operations as a result of the Year 2000 issue.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 30, 2000, we recorded our marketable equity securities at a fair value of $1.2 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 65% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our senior credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately
$1.5 million for the nine months ended September 30, 2000.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $0.7 million at September 30, 2000. The positive fair value indicates an estimated amount we would be paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used an interest rate swap agreement with a notional amount of $25 million to effectively convert a portion of our variable interest rate exposure to a fixed rate of 9.91%. The swap agreement expired on September 29, 2000. In connection with our floating rate notes, we used two interest rate swap agreements, with notional amounts of $50 million and $25 million, respectively, to effectively convert our variable interest rate exposure to a fixed rate of 10.01% and 9.95%, respectively. The swap agreements expire on November 1, 2001 and 2000, respectively.

    Effective November 1, 2000, we entered into additional interest rate swaps that effectively convert $275 million of our variable rate debt to fixed rate debt.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FAIRPOINT COMMUNICATIONS, INC.
                                          By: _____/S/ WALTER E. LEACH, JR._____

                                              Name: Walter E. Leach, Jr.
                                            Title: Senior Vice President and
                                              Chief
                                                 Financial Officer

    Dated: November 14, 2000

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

         10.6 Fifth Amendment and Consent dated as of October 6, 2000 among FairPoint, First Union, National Bank, Bank of
                        America, N.A. and Bankers Trust Company.*

         10.7           Amended and Restated Credit Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, various lending institutions, Bank of America, N.A., Bankers Trust Company and First Union National Bank.*

         10.8           Amended and Restated Security Agreement dated as of
                        November 9, 2000 by and among FairPoint Solutions and First
                        Union National Bank.*

         10.9           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp.--New York, FairPoint Communications Solutions Corp.--
                        Virginia and FairPoint Solutions Capital, LLC.*

        10.10           Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of November 9, 2000 among
                        FairPoint and First Union National Bank.*

        10.11           Amended and Restated Pledge Agreement dated as of
                        November 9, 2000 by and among FairPoint Solutions, the
                        Guarantors, the Pledgors and First Union National Bank.*

        10.12           Amended and Restated Tax Sharing Agreement dated
                        November 9, 2000 by and among FairPoint and its Subsidiaries.*

        10.13           Form of B Term Note.(3)

        10.14           Form of C Term Note Floating Rate.(3)

        10.15           Form of C Term Note Fixed Rate.(3)

        10.16           Form of RF Note.(3)

        10.17           Form of AF Note.(3)

        10.18           Subsidiary Guaratee dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)

        10.19           Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)

        10.20           Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)

        10.21           Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

        10.22           Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)

        10.23 Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
                        Company, L.P.(1)

        10.24           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)

        10.25           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

        10.26           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

        10.27 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

        10.28 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Jack Thomas.(1)

        10.29 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Eugene Johnson.(1)

        10.30 Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)

        10.31 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)

        10.27           Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among FairPoint and the other parties thereto.(1)

        10.32           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

        10.33           FairPoint 1995 Stock Option Plan.(4)

        10.34           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

        10.35           FairPoint 2000 Employee Stock Option Plan.(4)

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