Form 10-K405
period 2000-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2001-04-02
CIK 1062613

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

           / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934.

                 For the transition period from       to

                        COMMISSION FILE NUMBER 333-56365

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2001, the registrant had outstanding 45,834,720 shares of Class A common stock and 4,269,440 shares of Class C common stock. 2,108,594 shares of Class A common stock were held by non-affiliates and the Company estimates the market value of such shares, as of March 15, 2001, was $27.7 million, based upon a purchase price of $13.12 per share. All of the shares of Class C common stock were held by non-affiliates and the Company estimates the market value of such shares, as of March 15, 2001, was approximately $56.0 million, based upon a purchase price of $13.12 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

ITEM                                                                                    PAGE
NUMBER                                                                                 NUMBER
---------------------                                                                 --------
                        Index.......................................................      2

                                            PART I
         1.             Business....................................................      3
         2.             Properties..................................................     11
         3.             Legal Proceedings...........................................     11
         4.             Submission of Matters to a Vote of Security Holders.........     11

                                           PART II
         5.             Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     12
         6.             Selected Financial Data.....................................     13
         7.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     14
       7A.              Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     22
         8.             Independent Auditors' Report and Consolidated Financial
                        Statements..................................................     23
         9.             Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     60

                                           PART III
        10.             Directors and Executive Officers of the Registrant..........     60
        11.             Executive Compensation......................................     62
        12.             Security Ownership and Beneficial Management................     66
        13.             Certain Relationships and Related Transactions..............     67

                                           PART IV
        14.d            Exhibits, Financial Statement Schedules, and Reports on Form
                        8K..........................................................     69
                        Independent Auditors' Report and Schedule...................     70
                        Signatures..................................................     72
                        Exhibit Index...............................................     73

                                     PART I

    Except as otherwise required by the context, references in this Annual Report to the "Company," "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries.

ITEM 1. BUSINESS

OUR BUSINESS

    We are a facilities-based provider of voice, data and Internet services. We were incorporated in 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our first traditional telephone company acquisition in 1993, we have acquired 28 such companies, which currently operate in 17 states. In early 1998, we launched our competitive communications business by competing for business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this approach as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to expand our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide the financial capacity to help fund our continued acquisition activity or competitive communications business growth.

    We believe that we have enjoyed strong success to date in terms of access lines added and market expansion. As of December 31, 2000, we provided service to over 357,000 access lines. This total includes approximately 237,000 access lines served by our traditional telephone companies. Approximately 80% of our traditional telephone company access lines serve residential customers.

    We believe that our traditional telephone business is attractive because there is limited competition and a favorable regulatory environment. In particular, pursuant to existing state and federal regulations, we are able to charge rates which enable us to recover our operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on our investment capital. Traditional telephone companies are characterized by stable operating results and strong cash flow margins.

    We believe that there is an opportunity to provide our integrated suite of communications services to small- and medium-sized businesses in select markets near our traditional telephone companies. We expect these markets will display strong growth driven by the increasing demand for data and Internet services by businesses. We intend to capitalize on this opportunity and have deployed, or are in the process of deploying, a number of data applications, high-speed Internet access services and web-enabled business applications that are designed for our target customers.

BUSINESS STRATEGY

    Our objective is to be the leading provider of voice, data and Internet services in our target markets. The key elements of our strategy are as follows:

    - Accelerate growth through strategic acquisitions. We have accumulated substantial experience in acquiring and integrating 28 traditional telephone companies over the past 8 years. We intend to utilize this experience to accelerate our growth, expand our national presence, complement our service capabilities and increase our customer base by continuing to acquire strategically located traditional telephone companies.

    - Improve operating efficiency and profitability. We have successfully achieved significant operating efficiencies at our acquired traditional telephone companies by applying our operating, regulatory, marketing, technical and management expertise and our financial resources, and consolidating various functions to improve their operations and profitability. Additionally, we have increased revenues by introducing innovative marketing strategies for enhanced and ancillary services.

    - Increase customer loyalty and brand identity through superior customer service. We seek to attract and build long-term relationships with our customers by providing a highly experienced, locally-based account management team that provides consultative sales and ongoing personalized customer care. We believe that our service-driven customer relationship strategy builds strong, positive brand name recognition and leads to high levels of customer satisfaction and loyalty.

    - Generate stable cash flow to enhance growth. Our traditional telephone business, which served approximately 237,000 access lines as of December 31, 2000, generated approximately $111.4 million of Adjusted EBITDA for 2000. We intend to use this continuing cash flow and our other financing sources to fund future acquisitions of traditional telephone companies and grow our competitive communications business.

    - Enter regional competitive communications markets. The geographic diversity of our traditional telephone companies allows us to pursue a competitive communications business edge-out strategy, which permits us to enter markets on a regional and potentially national basis. Our ability to place newly acquired competitive communications customers on our facilities-based network, coupled with our existing traditional telephone companies' switching network, back-office capability and sales and technical personnel, affords us a competitive advantage by enabling us to limit capital spending and enhance profitability.

    - Deploy a capital-efficient network. By both leveraging our existing traditional telephone companies' switching network and transport infrastructure and leasing the last mile to the customer from the incumbent carrier, we are able to cost-effectively offer competitive communications services without making significant capital investments in host switching and network equipment. The use of existing switches from our traditional telephone companies in our competitive markets allows us to avoid up-front costs for legacy circuit-based switching and maintain flexibility to deploy next generation packet-based technologies when they become commercially available.

    - Target small- to medium-sized business customers in Tier IV and select Tier III markets. We believe there is significant opportunity in our target markets to provide an integrated suite of voice, data and Internet services to small- and medium-sized businesses. We believe customers in these markets are underserved by incumbent telephone companies and that many of them would prefer to purchase communications services as an integrated package from a single provider. Additionally, the type of high-speed connectivity and data applications we offer are becoming increasingly important for our target customers due to the dramatic growth in Internet and web-enabled business applications and the need to overcome any geographic disadvantage such customers may face.

    - Offer web-enabled business applications. We are developing a suite of web-enabled products for business customers in both our competitive and traditional markets, which will allow our customers to subscribe to web design, web hosting, e-mail and e-commerce applications via a web browser. These value-added services will complement our existing product suite, lead to increased market share and customer loyalty and drive greater bandwidth utilization on our network, thereby enhancing our profitability.

    - Leverage our management's experience. Our senior management team has a substantial amount of experience in the communications industry. Our senior executives have, on average, 23 years of experience working in a variety of traditional and competitive phone companies. This experience has been a major factor in our success to date and will continue to play a critical role in the evolution and execution of our growth strategy.

RECENT DEVELOPMENTS

    CONSOLIDATION OF OPERATIONS AT THE COMPETITIVE COMMUNICATIONS BUSINESS

    Our competitive communications subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions") announced its decision to consolidate its operations and scale back its expansion plans in December 2000 and in a second phase in January 2001. This consolidation was a proactive response to the deterioration in the capital markets and the general slowing in the economy that became evident during the fourth quarter 2000. We believe this consolidation will accomplish the near and long-term objectives of directing FairPoint Solutions' efforts from rapid new market growth to a more measured, high quality revenue growth in its existing markets. Through this consolidation, FairPoint Solutions will preserve capital, maintain a fully-funded business plan and reach individual market profitability more quickly than under the previous rapid growth business model. This strategy will conserve capital and increase market share by acquiring new customers and cross-selling to its existing customers enhanced voice services, data and web-enabled products providing higher quality revenues and improved market profitability.

    In connection with our consolidation, we closed 26 sales offices and consolidated our three operations centers into our Albany, New York operations center. This consolidation resulted in a restructuring charge of approximately $16.5 million in the fourth quarter 2000 and we anticipate recording an additional charge of approximately $27.0 to $35.0 million in the first quarter 2001.

    FairPoint Solutions' revised business plan focuses on a subset of its existing markets, namely those established facilities-based markets that edge out from our traditional telephone companies. We believe these markets exhibit the potential for greater revenue and profitability growth, and more efficient deployment of capital. This strategy will enable FairPoint Solutions to:
(1) generate higher quality revenue by increasing market and product penetration in facilities-based markets; (2) spend less capital; (3) lower business execution risk; and (4) consolidate operations into one operations center to produce a more efficient operating structure. We believe a more measured growth plan is a prudent decision in light of the current status of the capital markets and general market conditions.

    The key elements for executing this strategy include:

(1) Focusing on markets which edge-out from the Company's traditional telephone companies in the Northeast and Northwest and taking advantage of their switching and network infrastructure, thereby increasing the efficiency of invested capital by FairPoint Solutions;

(2) Concentrating FairPoint Solutions' marketing and sales efforts in the 53 most attractive facilities-based markets of our existing 217 markets where there is greater potential for the cross-selling of higher margin voice, data and web products, thereby allowing for higher quality revenues and higher margins;

(3) Converting to on-switch status all customers in those 24 markets in which co-locations exist in order to achieve the highest possible margins and best returns on invested capital in those markets. Future marketing and sales activity will be provided by telemarketing resources in these smaller markets;

(4) Maintaining high levels of customer service (but no local sales presence) in those 112 markets which do not have a FairPoint Solutions' network currently in place, but that offer attractive long-term economic characteristics. These will be the first markets re-entered after the capital markets reopen;

(5) Continuing to serve and bill existing customers in the remaining 28 markets, where regulatory or competitive considerations limit economic opportunities, with minimal customer service support;

(6) Provisioning new customers directly to on-switch status, which will have the effect of significantly reducing customer acquisition costs, minimizing risks of disrupting customer service, and improving provisioning efficiency; and

(7) Maintaining a strong focus on higher quality service and generating sales of higher margin services to customers in existing markets. FairPoint Solutions does not plan to enter new markets in the foreseeable future.

    We believe that by effectively executing our revised competitive communications business strategy in our established markets, FairPoint Solutions will be well positioned to return to a growth strategy if and when the capital markets become accessable to FairPoint Solutions.

    DEBT FINANCING ACTIVITY

    We completed an amendment to our Credit Facility on March 30, 2001. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides us with the ability, until December 31, 2001, to increase the term facilities by up to an aggregate of $150.0 million. We also amended certain of the financial covenants.

    On November 9, 2000, FairPoint Solutions amended and restated its senior secured credit facility to increase the commitments of the lenders thereunder to $250.0 million. On March 21, 2001, FairPoint Solutions completed an amendment to such Amended and Restated Credit Agreement which reduced the commitment of the lenders to $200.0 million. The First Amendment to the Amended and Restated Credit Agreement, which expires in November 2007, provides for a revolving tranche and a term tranche. FairPoint Solutions has the ability to borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional
$50.0 million. FairPoint Solutions has the ability to borrow up to $125.0 million under the term tranche of such facility.

    In May 2000, we issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable semi-annually in cash on May 1 and November 1 of each year, beginning on November 1, 2000. These notes will mature on May 1, 2010.

    MANAGEMENT

    Effective April 1, 2001, John P. Duda will be our President and Chief Operating Officer and Peter G. Nixon will be President of our Telecom Group. Mr. Duda will be responsible for all operations of both our Telecom Group and FairPoint Solutions.

OUR SERVICES

    We have designed our service offerings to meet the specific needs of our customers. Our integrated services allow customers to combine voice, data and Internet communications onto one network, thereby reducing our overall costs. We offer a comprehensive selection of voice, data and Internet communications services, including:

    VOICE SERVICES

    Local Telephone Services. We provide customers with basic dialtone for local service and originate and terminate interexchange carrier calls placed to and from our customers.

    Enhanced Local Services. Our enhanced local services include:

-caller name and number                -store-and-forward fax
  identification
-call waiting                          -follow-me numbers
-call transferring and call            -conference calling
  forwarding
-voice mail                            -automatic callback
-call hunting                          -call hold
-teleconferencing                      -DID (direct inward dial)
-video conferencing                    -Centrex services

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

    DATA AND INTERNET SERVICES

    - High Speed Internet Access. We offer Internet access via DSL technology, dedicated T-1 connections and Internet dial-up. Customers can utilize this access in combination with customer-owned equipment and software to establish a presence on the web.

    - Enhanced Internet Services. Our enhanced Internet services include obtaining Internet Protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

    - Private Line Service. Our private line service provides digital connectivity between customer locations for data or voice traffic. Dedicated private lines enable customers to transmit all voice, video and data information at a set speed and with maximum security. We offer local and long distance private line services, as well as frame relay services.

    - Web-Enabled Business Applications. We are developing a suite of web-enabled products for our business customers, which will allow our customers to obtain web design, web hosting, e-mail and e-commerce services.

OUR MARKETS

    Our 28 traditional telephone companies operate as the incumbent carrier in 17 states. Our traditional telephone companies serve an average of 12 access lines per square mile versus the regional Bell operating company average of 128 access lines per square mile. Approximately 80% of these access lines serve residential customers.

    As of December 31, 2000, our competitive communications business served customers in 217 markets, generally consisting of one central office service area, in 17 states. With the implementation of our revised competitive communications business plan, we will continue to serve these 217 markets, but our sales and marketing will be directed to the 53 facilities-based markets located in the Northeastern and Northwestern regions of the country. We currently are provisioning services from Verizon in our Northeastern markets and Qwest in our Northwestern markets.

    We believe that our target competitive communications markets represent approximately 2.1 million business access lines, served by approximately 281 central offices. We have developed an extensive market and customer database to identify markets in which we offer our services. Our proprietary database incorporates information that includes mapping statistics, business descriptions, central office service areas, and network availability. Our markets generally meet the following criteria:

    - at least 4,000 business access lines located in Tier IV and select Tier III markets;

    - served by regional Bell operating company or large independent telephone company;

    - likelihood of limited competition;

    - economical transport availability; and

    - positive trends for economic and population growth.

    Our extensive database and development process are designed to enable us to determine the appropriate staffing levels needed to ensure that we adequately serve our customers. Our database provides our sales force and marketing team with extensive information on potential customers. Our market analysis and development process allows us to effectively target those customers whose business profiles meet our sales and marketing objectives.

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

    Each of our traditional telephone companies has a long history in the communities it serves. Our strategy is to maintain and enhance the strong brand identity and reputation that we enjoy in our markets, as we believe this is a significant competitive advantage. As we market new services, or reach out from our franchised territories to serve other markets as a competitive communications business, we will seek to continue to utilize our brand identity in order to attain higher recognition with potential customers.

    We market our competitive communications services through our direct sales force. As of March 15, 2001, our direct sales force in our competitive markets consisted of 66 people in 15 sales offices serving our 53 facilities-based markets. Many of our sales representatives work out of virtual offices in their local communities, positioning them close to their customers and eliminating the need for physical sales offices in each market. Additionally, our local sales presence facilitates a direct connection to the community, which enhances customer satisfaction and loyalty.

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

VENDOR        FUNCTIONALITY
------        -------------
Metasolv      Order entry and management, network inventory and design,
              service provisioning, trouble management and customer care

Daleen        Billing, rating, treatment and collections

DSET          Interface with traditional telephone company

Lawson        Human resources and financial accounting

Hyperion      Forecasting and enterprise reporting

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

NETWORK ARCHITECTURE AND TECHNOLOGY

    Our traditional telephone company network consists of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel and Siemens, operating with the most current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of March 15, 2001, we maintained over 26,456 miles of copper plant and 2,013 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

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

    In both our traditional telephone company markets and competitive markets, DSL-enabled integrated access technology is being deployed to minimize the last mile provisioning cost and to provide significant broadband capacity to our customers. We install DSL equipment, or a DSLAM, in every co-location in our competitive markets. Currently, DSL service is utilized as a network element to reduce our service costs. In the future, we may offer this service as a competitive retail offering in the markets where it is most appropriate. We offer DSL retail service to customers in our traditional telephone company markets. As of December 31, 2000, we had 105 DSLAMs installed throughout our network.

    Our competitive communications business network architecture is capital-efficient and highly scalable due to our smart-build strategy and our existing nationwide traditional telephone company infrastructure. Our smart-build strategy migrates both our new and existing customers to facilities-based services by co-locating our equipment in the incumbent telephone companies' central offices and transporting our traffic back to our traditional telephone company host switch. This approach allows for an efficient deployment of capital by utilizing our existing traditional telephone infrastructure to reduce capital expenditures associated with switches, network and transport investment.

    Our competitive communications edge-out business plan provides us the unique ability to deploy packet capable infrastructures while avoiding up-front costs for legacy circuit-based switching in competitive markets. At the same time, we are assembling select long-haul network facilities at low cost through unbundled network element leases, dark fiber purchases and strategic partnerships. This lowers the cost of long distance transport, enables us to continue the growth of our long distance wholesale operations.

    Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture, which takes advantage of our existing traditional telephone infrastructure and smart-build strategy, enables us to efficiently respond to these technological changes.

COMPETITION

    Our traditional telephone companies typically experience little competition as the incumbent carrier because generally the demographic characteristics of these markets will not support more than one communications provider.

    Our competitive communications business operates in a more highly competitive communications services marketplace than our traditional telephone companies. Competition for our services is based on service, price, quality, reputation, geographic scope, name recognition, network reliability, service features, billing services and perceived quality and responsiveness to customers' needs.

    In each of our selected regional competitive communications markets, we compete principally with Verizon in the Northeast region and Qwest in the Northwest region. In addition, in some of our selected competitive communications markets we compete with other competitive communications companies.

    Changes resulting from the Telecommunications Act of 1996 radically altered the market opportunity for new telecommunications service providers. Since the Telecommunications Act requires local exchange carriers to unbundle their networks, new telecommunications service providers are able to enter the market by installing switches and leasing line capacity. Newer competitive service providers, like us and some of our competitors in some of our competitive communications markets, can be more opportunistic in designing and implementing networks because they will not have to replicate existing facilities until traffic volume justifies building them.

    In addition to the existing and potentially new communications service providers and interexchange carriers, we may face competition from other market entrants such as electric utilities, cable television companies and wireless companies. Electric utilities have existing assets and low cost access to capital which could allow them to enter a market rapidly and accelerate network development. Cable television companies are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Furthermore, wireless companies intend to develop wireless technology for deployment in the United States as a broadband substitute for traditional wireline local telephones.

    Some Internet companies are also developing applications to deliver switched voice communications over the Internet. Moreover, long distance companies are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies also are offering broadband access to the Internet from desktop PCs.

EMPLOYEES

    As of March 15, 2001, we employed a total of 1,415 full-time employees, including 144 employees of our traditional telephone companies represented by five unions. We believe the state of our relationship with our union and non-union employees is satisfactory.

ITEM 2. PROPERTIES

    We either lease or own our administrative offices and generally own our maintenance facilities, rolling stock, co-location equipment, central office and remote switching platforms and transport and distribution network facilities. Administrative and maintenance facilities are generally located in or near community centers. Our regional operations center, located in Albany, New York, provides customer provisioning, customer service, repair and information technology and support systems for customers of FairPoint Solutions. Co-location equipment is located in leased space in the incumbent carrier's central office. Central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the incumbent long distance carrier. These facilities are located on land pursuant to permits, easements or other agreements. Rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the common equity of the Company. Substantially all of the Company's outstanding common equity securities are owned by Kelso & Company ("Kelso"), Thomas H. Lee Equity Fund IV, L.P. ("THL"), certain institutional investors and the Company's executive officers and directors.

    As of March 15, 2001, there were approximately 65 holders of Class A common stock and 28 holders of Class C common stock.

    There were 9,645,598 options to purchase shares of Class A common stock outstanding as of March 15, 2001, of which 2,047,484 were fully vested.

    There are no shares of common stock that could be sold pursuant to Rule 144 under the Securities Act or, other than pursuant to the Registration Rights Agreement (as defined herein), that we have agreed to register under the Securities Act for sale by the security holders.

    Our ability to pay dividends is governed by restrictive covenants contained in the indentures governing our publicly held debt as well as restrictive covenants in our bank lending arrangement. We have never paid cash dividends on our equity securities and currently have no intention of paying cash dividends on our equity securities for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected data presented below under the captions "Statement of Operations Data," "Balance Sheet Data" and "Summary Cash Flow Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2000, are derived from the consolidated financial statements of FairPoint and its subsidiaries. The consolidated financial statements as of December 31, 1999 and 2000, and of each of the years in the three-year period ended December 31, 2000 are included elsewhere in this report. The "Balance Sheet Data" as of December 31, 1996 is derived from unaudited consolidated financial statements not included herein.

                                                         1996        1997        1998        1999        2000
                                                       ---------   ---------   ---------   ---------   ---------
                                                       (IN THOUSANDS, EXCEPT RATIO OF EARNINGS TO FIXED CHARGES
                                                                          AND OPERATING DATA)
Statement of Operations Data:
Revenues.............................................   $30,364     $47,639    $ 92,561    $148,162    $246,264
                                                        -------     -------    --------    --------    --------
Operating expenses:
  Network operating costs............................     5,936      14,465      27,264      49,306     134,209
  Selling, general and administrative................     7,585      11,958      28,646      52,138      94,908
  Depreciation and amortization......................     6,644       8,777      20,089      31,632      52,544
  Restructure charge.................................        --          --          --          --      16,485
  Stock-based compensation...........................        --          --          --       3,386      16,451
                                                        -------     -------    --------    --------    --------
Total operating expenses.............................    20,165      35,200      75,999     136,462     314,597
                                                        -------     -------    --------    --------    --------
Income (loss) from operations........................    10,199      12,439      16,562      11,700     (68,333)
                                                        -------     -------    --------    --------    --------
Interest expense(1)..................................    (9,605)     (9,293)    (27,170)    (51,185)    (66,038)
Other income, net....................................       829       1,515       3,097       4,930      13,222
                                                        -------     -------    --------    --------    --------
Earnings (loss) before income taxes and extraordinary
  item...............................................     1,423       4,661      (7,511)    (34,555)   (121,149)
Income tax (expense) benefit.........................    (1,462)     (1,876)      2,112       5,615      32,035
Minority interest in income of subsidiaries..........       (33)        (62)        (80)       (100)         (3)
                                                        -------     -------    --------    --------    --------
Earnings (loss) before extraordinary item............       (72)      2,723      (5,479)    (29,040)    (89,117)
Extraordinary item...................................        --      (3,611)     (2,521)         --          --
                                                        -------     -------    --------    --------    --------
Net loss.............................................   $   (72)    $  (888)   $ (8,000)   $(29,040)   $(89,117)
                                                        =======     =======    ========    ========    ========
Balance Sheet Data (at period end):
  Cash and cash equivalents..........................   $ 4,253     $ 6,822    $ 13,241    $  9,923    $  1,023
  Working capital (deficit)..........................       596         108      10,778      15,660     (47,592)
  Property, plant and equipment, net.................    41,615      61,207     142,321     178,296     348,916
  Total assets.......................................    97,020     144,613     442,112     518,035     941,423
  Long-term debt, net of current portion.............    70,609     126,503     364,610     458,529     751,630
  Redeemable preferred stock.........................    10,689         130          --          --          --
  Total stockholders' equity (deficit)...............    (2,142)    (10,939)      9,886     (11,581)     64,378
Other Financial Data:
  Adjusted EBITDA(2).................................   $17,639     $22,669    $ 39,668    $ 51,548    $ 13,881
  Capital expenditures...............................     8,439       8,262      12,433      43,509     107,772
  Ratio of earnings to fixed charges(3)..............       1.2x        1.5x         --          --          --
Summary Cash Flow Data:
  Net cash provided by (used in) operating
    activities.......................................   $ 9,772     $ 9,839    $ 14,867    $  7,704    $(14,832)
  Net cash provided by (used in) investing
    activities.......................................   (19,790)    (38,967)   (225,522)    (76,610)   (343,365)
  Net cash provided by financing activities..........    10,599      31,697     217,074      65,588     349,297
Operating Data (at period end):
  Access lines in service............................    34,017      48,731     136,374     190,722     357,157

--------------------------

(1) In 1999, interest expense includes $13.3 million related to the retirement of warrants of one of our subsidiaries. See Note 9 to our consolidated financial statements.

(2) Adjusted EBITDA represents net earnings (loss) plus interest expense, income taxes, depreciation and amortization, extraordinary items, and non- cash stock-based compensation charges. Adjusted EBITDA is presented because management believes it provides useful information regarding our ability to incur and/or service debt. Management expects that investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or for cash flow as a measure of liquidity. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly captioned amounts of other companies. The definition in the indenture governing our outstanding publicly-held debt is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which we may incur. Adjusted EBITDA presented in the selected financial data above differs from the definition of EBITDA in such indentures.

(3) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings before income taxes, minority interest, income or loss from equity investments and extraordinary items, plus distributed income of equity investments, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on all indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. We had a deficiency of $8.3 million, $34.5 million and $122.8 million to cover fixed charges in 1998, 1999 and 2000, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are facilities-based provider of voice, data and Internet services. We were incorporated in 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our first traditional telephone company acquisition in 1993, we have acquired 28 such companies, which currently operate in 17 states. In early 1998, we launched our competitive communications business by competing for small- and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide financial capacity to help fund our continued growth.

    Historically, our operating results have been primarily related to our traditional telephone business. In the future, we anticipate that our competitive communications business will have an increasing impact on our operating results. We expect that our revenue growth will increase with the growth of our competitive communications markets and expansion in communication and web-enabled services. We expect to experience operating losses for the next few years as a result of our competitive communications business growth.

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

    The following summarizes our percentage of revenues from these sources:

                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                             ------------------------------
REVENUE SOURCE                                                 1998       1999       2000
--------------                                               --------   --------   --------
Local calling services.....................................     24%        28%        35%
Network access charges.....................................     52%        49%        41%
Long distance services.....................................      8%         8%        11%
Data and Internet services.................................      3%         4%         5%
Other services.............................................     13%        11%         8%

OPERATING EXPENSES

    Our operating expenses are categorized as network operating costs, selling, general and administrative expenses, depreciation and amortization, restructure charge and stock-based compensation.

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

    - Restructure charge includes non-recurring cash and non-cash charges associated with the consolidation activities at FairPoint Solutions.

    - Stock-based compensation consists of non-cash compensation charges incurred in connection with shareholder appreciation rights agreements granted to two executive officers and stock options to employees.

ACQUISITIONS

    As we continue to expand into competitive markets, we expect to focus our acquisition efforts on traditional telephone companies that enable us to enhance the implementation of our strategy as a competitive communications provider. Our past acquisitions have had a major impact on our operations. Accordingly we do not believe that comparing historical results on a period by period basis is meaningful due to the significant number of acquisitions we have made each year.

    - During 2000, we acquired four traditional telephone companies for an aggregate purchase price of $363.1 million, which included $86.9 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 79,500 access lines.

    - During 1999, we acquired seven traditional telephone companies for an aggregate purchase price of $82.7 million, which included $7.4 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 14,700 access lines.

    - During 1998, we acquired four traditional telephone companies for an aggregate purchase price of $255.2 million, which included $31.1 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 78,700 access lines.

STOCK-BASED COMPENSATION

    In January 2000, we recognized a non-cash compensation charge of $12.3 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by one of our principal shareholders. The compensation expense also included the settlement of a cash payment obligation between certain of our employee-shareholders and our principal shareholders under their pre-existing shareholder's agreement for $8.5 million.

    In addition, we recognized non-cash compensation related to the excess of estimated market value over the aggregate exercise price of options that were granted to some of our officers and employees in April 2000 in exchange for the cancellation of options to purchase common stock of FairPoint Solutions. This excess of $15.9 million of intrinsic value of the options will be amortized over the vesting period of five years. In conjunction with these options, we intend to provide a cash bonus that will also be recognized over the five-year vesting period. The payment of the cash bonus will be deferred until the underlying options are exercised, with proceeds from exercise being equal to the bonus. Accordingly, there will not be any material cash impact to us from these transactions. For the year ended December 31, 2000, compensation expense of $3.1 million and $1.0 million was recognized for these options and bonuses, respectively. During 2000, 320,250 unvested options subject to the option and bonus compensation charge were forfeited. As of December 31, 2000, unearned compensation on the converted FairPoint Solutions options was $9.7 million and based on the number of options outstanding as of December 31, 2000, the cash bonus FairPoint Solutions intends to pay, assuming all options are exercised, is $4.3 million.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues increased $98.1 million to $246.3 million in 2000 compared to $148.2 million in 1999. Of this increase, $45.4 million was attributable to the internal growth of our competitive and traditional communications businesses, $41.6 million was attributable to revenues from companies we acquired in 2000 and $11.1 million was attributable to revenues from companies we acquired in 1999. Local calling services accounted for $45.8 million of this increase, including an increase of $28.1 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $14.6 million from the companies we acquired in 2000 and $3.1 million from companies we acquired in 1999. Network access charges increased $28.0 million, including an increase of $16.3 million from companies we acquired in 2000, $4.7 million from companies we acquired in 1999, $3.5 million was from new business lines in our competitive markets and $3.5 million from universal service revenue increases and interstate cost study true-ups within our traditional telephone companies. Long distance services revenues increased $14.2 million, including an increase of $10.5 million from new long distance retail and wholesale customers and an increase of $3.7 million from companies acquired in 2000 and 1999. Data and Internet services revenues increased
$7.2 million, including an increase of $4.8 million from acquisitions and an increase of $2.4 million as a result of increased service offerings to our customers. Other revenues increased $2.9 million primarily due to other revenue contributed by the companies we acquired in 2000 and 1999.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $84.9 million to $134.2 million in 2000 from $49.3 million in 1999. Of this increase, $70.6 million was attributable to operating expenses associated with the expansion into competitive markets and increased growth in our local calling, network access and long distance service offerings. The companies we acquired in 2000 accounted for $11.3 million and the companies we acquired in 1999 account for $3.0 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $42.8 million to $94.9 million in 2000 compared to $52.1 million in 1999. Contributing to this increase were costs of $34.2 million primarily related to our expansion of selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $7.1 million to the increase and the companies we acquired in 1999 contributed $1.5 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $20.9 million to $52.5 million in 2000 from $31.6 million in 1999. This increase consisted of $4.7 million attributable to the increased investment in our communications network to support the growth of our competitive communications business and $14.7 million related to the companies we acquired in 2000 and 1999.

    RESTRUCTURE CHARGE. In association with the consolidation of FairPoint Solutions, we recognized a restructure charge of $16.5 million in the fourth quarter 2000 and we anticipate recording an additional restructure charge of approximately $27.0 to $35.0 million in the first quarter 2001.

    STOCK-BASED COMPENSATION. As discussed above, in January 2000 we recognized non-cash compensation charges of $12.3 million for the year ended December 31, 2000. An additional $4.1 million was recognized in association with the exchange of FairPoint Solutions employee stock options. For the year ended December 31, 1999, stock-based compensation of $3.4 million was related to the increase in the estimated value of fully vested stock appreciation right agreements between certain members of our management and our principal stockholders.

    INCOME (LOSS) FROM OPERATIONS.  Income from operations decreased
$80.0 million to a loss of $68.3 million in 2000 from income of $11.7 million in 1999. This decline was primarily attributable to the $16.4 million stock-based compensation charge, the $16.5 million restructure charge and the expenses associated with our expansion into competitive markets. Except for the effect of the $12.3 million stock-based compensation charge discussed above and an additional restructure charge of $27.0 to $35.0 million planned to be recognized during the first quarter of 2001, we expect this trend to continue for the next few years as we build out our competitive communications business.

    OTHER INCOME (EXPENSE). Total other expense increased $6.5 million to $52.8 million in 2000 from $46.3 million in 1999. The expense consists primarily of interest expense on long-term debt, offset by a $6.6 million net gain on sale of stock and cellular investments for the year ended December 31, 2000.

    INCOME TAX BENEFIT. Income tax benefit increased $26.4 million to $32.0 million for the year ended December 31, 2000. The income tax benefit as a percentage of loss before taxes was 26% for the year ended December 31, 2000, compared to 16% for the year ended December 31, 1999.

    NET LOSS. Our net loss was $89.1 million for 2000, compared to a loss of $29.0 million for 1999, as a result of the factors discussed above.

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    REVENUES. Revenues increased $55.6 million to $148.2 million in 1999 from $92.6 million in 1998. This was principally a result of the acquisitions completed in 1999 and 1998, which contributed $40.5 million to the increase. Growth in the number of local and long distance business customers also contributed to the revenue increase. These factors contributed to the growth in all of our revenue sources. Local calling services accounted for $19.1 million of the increase, including $10.5 million from the companies we acquired in 1999 and 1998 and $7.8 million from new business lines in our competitive markets. Network access revenue increased $24.2 million, of which $21.0 million was contributed by the companies we acquired in 1999 and 1998. Long distance services revenues increased $4.5 million due mainly to revenues from new long distance retail and wholesale customers. Data and Internet services increased $2.8 million and other revenues increased $5.0 million, in each case due mainly to revenues from companies we acquired in 1999 and 1998.

    OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $22.0 million to $49.3 million in 1999 from $27.3 million in 1998. The increase was partly attributable to operating expenses associated with the companies we acquired in 1999 and 1998, which accounted for $10.8 million of the increase. The remaining increase was primarily associated with our expansion into competitive markets and increased growth in local and access and long distance service offerings.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $23.5 million to $52.1 million in 1999 compared to $28.6 million in 1998. The companies we acquired in 1999 and 1998 contributed $5.6 million to the increase. Also contributing to this increase were costs of $16.0 million primarily related to expansion of selling, customer support and administration activities to support our growth in competitive markets.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $11.5 million to $31.6 million in 1999 from $20.1 million in 1998. This increase consisted of $9.9 million related to the companies we acquired in 1999 and 1998 and $0.7 million due to increased investment in our communications network to support the growth of our competitive communications business.

    STOCK-BASED COMPENSATION. Stock-based compensation was related to the increase in the estimated value of fully vested stock appreciation right agreements between certain members of our management and principal stockholders of the Company.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from operations decreased $4.9 million to $11.7 million in 1999 from $16.6 million in 1998. As a percentage of revenues, income from operations was 7.9% in 1999, as compared to 17.9% in 1998. This margin decline in 1999 was primarily attributable to expenses associated with the expansion into competitive markets.

    OTHER INCOME (EXPENSE). Total other expense increased $22.2 million to $46.3 million in 1999 from $24.1 million in 1998. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete acquisitions and a $13.3 million charge to interest expense associated with the retirement of certain warrants to purchase the common stock of one of our subsidiaries.

    EXTRAORDINARY ITEM. For 1998, we recognized an extraordinary loss of $2.5 million (net of taxes) related to the early retirement of debt.

    NET LOSS. Our net loss was $29.0 million for 1999, compared to a loss of $8.0 million for 1998, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our traditional telephone companies' cash flow from operations and our Credit Facility will fund the capital expenditures, working capital and debt service requirements of its traditional telephone companies for the foreseeable future. We will require significant capital resources to fund the competitive communications business which will be funded primarily by FairPoint Solutions' senior secured credit facility. Our capital requirements will include the funding of operations and capital asset expenditures.

    Historically, we have used the proceeds from institutional and bank debt, private equity offerings, and available cash flow to fund our operations. We may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If the growth of our competitive communications business occurs more rapidly than we currently anticipate or if our operating results are below expectations, there can be no assurance that we will be successful in raising sufficient additional capital on terms that we consider acceptable, or that our operations will produce positive cash flow in sufficient amounts to meet its liquidity requirements. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future growth or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the communications industry.

CAPITAL EXPENDITURES

    Our annual capital expenditures for our traditional telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. We have historically generated sufficient cash flow from operations to meet all of our capital expenditure requirements for our traditional telephone operations. For the period from January 1, 2001 to December 31, 2002, we expect capital expenditures for our traditional telephone operations to be approximately $88.0 to $90.0 million. We expect to finance capital expenditures for our traditional telephone companies principally from cash flow from operations of these companies.

    Our competitive communications business plan will require significant capital expenditures for our competitive communications business over the next few years. For the period from January 1, 2001 to December 31, 2002, we plan to spend approximately $33.0 to $35.0 million for capital expenditures for our competitive communications business. We expect to finance capital expenditures for our competitive communications operations from draws under the FairPoint Solutions' credit facility and cash investments from our traditional telephone operations (to the extent the Company is permitted to downstream funds to our competitive communications companies under our debt instruments).

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $67.1 million principal amount outstanding as of December 31, 2000 that matures on June 30, 2006 and the other with the principal amount of approximately $70.6 million outstanding as of December 31, 2000 that matures on June 20, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of December 31, 2000, $51.8 million was outstanding on the revolving facility, $60.1 million was outstanding on the revolving acquisition facility and $138.1 million was available for borrowing under the remaining revolving acquisition facility and revolving facility. On March 30, 2001, we completed an amendment to our Credit Facility. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides us with the ability, until December 31, 2001, to increase our term facilities by up to an aggregate of $150.0 million. We also amended certain of the financial covenants.

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

    SENIOR SUBORDINATED NOTES ISSUED IN 2000.  In May 2000, we issued
$200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable semi-annually in cash on May 1 and November 1 of each year. These notes will mature on May 1, 2010. These notes are general unsecured obligations and rank equally with all of FairPoint's other unsecured senior subordinated indebtedness and are subordinated in right of payment to all of FairPoint's senior indebtedness, whether or not secured, and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On March 21, 2001, we completed an amendment to FairPoint Solutions' Amended and Restated Credit Agreement. The First Amendment to the Amended and Restated FairPoint Solutions Credit Facility provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50.0 million. FairPoint Solutions can borrow up to $125.0 million under the term tranche of such facility. The total commitment of $200.0 million matures on November 9, 2001; provided, however, that upon receipt of all necessary regulatory approvals, which FairPoint Solutions anticipates receiving prior to November 2001, the maturity date shall be extended to November 9, 2007.

EQUITY FINANCING

    In January 2000, THL, Kelso and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $158.9 million of net proceeds in such transaction, which we used to repay debt.

CASH FLOWS

    Net cash used by operating activities was $14.8 million for the year ended 2000 and net cash provided by operating activities was $7.7 million and $14.9 million for the years ended 1999 and 1998, respectively. Net cash used in investing activities was $343.4 million, $76.6 million and $225.5 million for the years ended 2000, 1999 and 1998, respectively. These cash flows primarily reflect expenditures relating to traditional telephone company acquisitions of $256.1 million, $53.9 million and $217.1 million in 2000, 1999 and 1998, respectively, and capital expenditures of $107.8 million, $43.5 million and $12.4 million in 2000, 1999 and 1998, respectively. Net cash provided by financing activities was $349.3 million, $65.6 million and $217.1 million for the years ended 2000, 1999 and 1998, respectively. These cash flows primarily represent borrowings, the proceeds of which were $668.8 million, $138.9 million and $510.6 million in 2000, 1999 and 1998, respectively and the proceeds from the issuance of common stock of $158.9 in 2000 and $31.8 million in 1998. There was no common stock issued in 1999. A majority of the proceeds received were used to repay long-term debt of $459.9 million, $52.1 million and $307.8 million and to complete acquisitions made in 2000, 1999 and 1998 respectively.

NEW ACCOUNTING STANDARDS

    Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS No. 133). SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative in whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedge. The only derivative instruments we have identified which were recorded on our consolidated balance sheet on January 1, 2001 are interest rate swap agreements. The fair value of these agreements was approximatley $4.7 million at January 1, 2001. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties.

    On December 3, 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 covers a broad range of topics, some of which include revenue recognition for "bill and hold" arrangements, accounting for refundable and nonrefundable up-front fees, accounting for multiple element arrangements, contingent rentals and gross and net reporting of revenues from internet sales. As amended by SAB 101A and SAB 101B, the effective date for calendar year-end companies is no later than the quarter beginning October 1, 2000. The adoption of SAB No. 101 was not significant to the Company's financial reporting.

INFLATION

    We do not believe inflation has a significant effect on our operations.

YEAR 2000

    We did not experience significant disruptions in our operations as a result of the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2000, we recorded our marketable available-for-sale equity securities at a fair value of $0.9 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 88% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately $3.6 million for the year ended December 31, 2000.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $4.7 million at December 31, 2000. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, and one interest rate swap agreement with a notional amount of $50.0 million to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.32% to 9.34%. The swap agreements expire from November 2001 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. Such swap agreement expires May 3, 2003. FairPoint Solutions used an interest rate swap agreement with a notional amount of $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions' Amended and Restated Credit Facility to a fixed rate of 10.59%. This swap agreement expires in November 2003.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

    We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive losses and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FairPoint Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

March 8, 2001, except as to the fourth and fourteenth paragraphs of note 6 which are as of March 30, 2001
Charlotte, North Carolina

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                                                     1999           2000
                                                                   --------       --------
                                                                   (AMOUNTS IN THOUSANDS,
                                                                   EXCEPT PER SHARE DATA)
                           ASSETS
Current assets:
  Cash......................................................       $  9,923          1,023
  Accounts receivable, net of allowance for doubtful
    accounts of $921 in 1999 and $3,208 in 2000.............         25,658         48,257
  Prepaid and other assets..................................          4,039          6,440
  Investments available-for-sale............................          7,327            936
  Income taxes recoverable..................................          3,233            387
                                                                   --------       --------
    Total current assets....................................         50,180         57,043
                                                                   --------       --------
Property, plant, and equipment, net.........................        178,296        348,916
                                                                   --------       --------

Other assets:
  Goodwill, net of accumulated amortization.................        229,389        451,486
  Investments...............................................         36,246         50,353
  Debt issue costs, net of accumulated amortization.........         17,948         29,195
  Covenants not to compete, net of accumulated
    amortization............................................          3,706          2,982
  Other.....................................................          2,270          1,448
                                                                   --------       --------
    Total other assets......................................        289,559        535,464
                                                                   --------       --------
    Total assets............................................       $518,035        941,423
                                                                   ========       ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 2000

                                                                1999           2000
                                                              --------       ---------
                                                               (AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................  $ 12,725          38,118
  Other accrued liabilities.................................     7,647          28,336
  Restructuring accrual.....................................        --          13,343
  Accrued interest payable..................................     4,396          11,547
  Current portion of long-term debt.........................     3,866           5,182
  Current portion of obligation under capital lease.........        53           3,671
  Accrued property taxes....................................     2,078           2,605
  Current portion of obligation for covenants not to
    compete.................................................     1,236           1,298
  Demand notes payable......................................       752             535
  Deferred income taxes.....................................     1,767              --
                                                              --------       ---------
    Total current liabilities...............................    34,520         104,635
                                                              --------       ---------
Long-term liabilities:
  Long-term debt, net of current portion....................   458,529         751,630
  Unamortized investment tax credits........................       577             384
  Obligation for covenants not to compete, net of current
    portion.................................................     2,622           1,833
  Deferred income taxes.....................................    26,819              --
  Obligation under capital lease, net of current portion....        12              --
  Other liabilities.........................................     3,094          13,537
                                                              --------       ---------
    Total long-term liabilities.............................   491,653         767,384
                                                              --------       ---------
Minority interest...........................................       443              15
                                                              --------       ---------
Common stock subject to put options, 1,752 shares at
  December 31, 1999 and 382 shares at December 31, 2000.....     3,000           5,011
                                                              --------       ---------
Stockholders' equity (deficit):
  Preferred stock:
    Series D nonvoting, convertible, cumulative
      participating, par value $.01 per share, 30,000 shares
      authorized............................................        --              --
  Common stock:
    Class A voting, par value $.01 per share, 60,000 shares
      authorized, issued and outstanding 34,451 shares at
      December 31, 1999 and 45,527 shares at December 31,
      2000..................................................       345             455
    Class B nonvoting, convertible, par value $.01 per
      share, 50,000 shares authorized.......................        --              --
    Class C nonvoting, convertible, par value $.01 per
      share, 4,600 shares authorized, issued and outstanding
      4,269 shares at December 31, 2000.....................        --              43
  Additional paid-in capital................................    48,868         227,245
  Unearned compensation.....................................        --          (9,707)
  Accumulated other comprehensive income....................     4,187             440
  Accumulated deficit.......................................   (64,981)       (154,098)
                                                              --------       ---------
    Total stockholders' equity (deficit)....................   (11,581)         64,378
                                                              --------       ---------
    Total liabilities and stockholders' equity (deficit)....  $518,035         941,423
                                                              ========       =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                1998       1999       2000
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $92,561     148,162     246,264
                                                              -------    --------   ---------
Operating expenses:
  Network operating costs...................................   27,264      49,306     134,209
  Selling, general and administrative.......................   28,646      52,138      94,908
  Depreciation and amortization.............................   20,089      31,632      52,544
  Restructure charge........................................       --          --      16,485
  Stock-based compensation..................................       --       3,386      16,451
                                                              -------    --------   ---------
    Total operating expenses................................   75,999     136,462     314,597
                                                              -------    --------   ---------
    Income (loss) from operations...........................   16,562      11,700     (68,333)
                                                              -------    --------   ---------
Other income (expense):
  Net gain on sale of investments and other assets..........      651         512       6,648
  Interest income...........................................      442         446       1,076
  Dividend income...........................................    1,119       1,452       1,403
  Interest expense..........................................  (27,170)    (51,185)    (66,038)
  Other nonoperating, net...................................      885       2,520       4,095
                                                              -------    --------   ---------
    Total other expense.....................................  (24,073)    (46,255)    (52,816)
                                                              -------    --------   ---------
    Loss before income taxes and extraordinary item.........   (7,511)    (34,555)   (121,149)
Income tax benefit..........................................    2,112       5,615      32,035
Minority interest in income of subsidiaries.................      (80)       (100)         (3)
                                                              -------    --------   ---------
    Loss before extraordinary item..........................   (5,479)    (29,040)    (89,117)

Extraordinary item -- loss on early retirement of debt, net
  of income tax benefit of $1,755...........................   (2,521)         --          --
                                                              -------    --------   ---------
    Net loss................................................  $(8,000)    (29,040)    (89,117)
                                                              =======    ========   =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                       SERIES D               CLASS A               CLASS B               CLASS C
                                       PREFERRED              COMMON                COMMON                COMMON
                                  -------------------   -------------------   -------------------   -------------------
                                   SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                  --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (AMOUNTS IN THOUSANDS)
Balance, December 31, 1997......       --      $ --      17,612      $177          --      $ --         --       $--
Net loss........................       --        --          --        --          --        --         --        --
Preferred stock dividends.......       --        --          --        --          --        --         --        --
Issuance of capital stock.......       --        --      18,591       185          --        --         --        --
Reclassification of shares of
  common stock subject to put
  options.......................       --        --      (1,752)      (17)         --        --         --        --
                                  -------      ----     -------      ----     -------      ----      -----       ---
Balance December 31, 1998.......       --        --      34,451       345          --        --         --        --
Net loss........................       --        --          --        --          --        --         --        --
Other comprehensive income from
  available-for-sale
  securities....................       --        --          --        --          --        --         --        --
Compensation expense for stock-
  based awards..................       --        --          --        --          --        --         --        --
                                  -------      ----     -------      ----     -------      ----      -----       ---
Balance December 31, 1999.......       --        --      34,451       345          --        --         --        --
Net loss........................       --        --          --        --          --        --         --        --
Issuance of common stock under
  stock options and warrants....       --        --         307         3          --        --         --        --
Issuance of capital stock for
  cash, net of direct offering
  expenses of $23.9 million.....    4,674        47         100         1       4,244        42      4,269        43
Exchange of Class A common
  shares for Class B common and
  Series D preferred shares.....   16,788       168     (25,088)     (251)      8,300        83         --        --
Cancellation of put options on
  common shares.................       --        --       1,752        17          --        --         --        --
Unearned stock option
  compensation..................       --        --          --        --          --        --         --        --
Compensation expense for stock-
  based awards..................       --        --          --        --          --        --         --        --
Forfeit of unvested stock
  options.......................       --        --          --        --          --        --         --        --
Other comprehensive loss from
  available-for-sale
  securities....................       --        --          --        --          --        --         --        --
Conversion of Series D preferred
  and Class B common shares to
  Class A common shares.........  (21,462)     (215)     34,006       340     (12,544)     (125)        --        --
Repurchase and cancellation of
  shares of common stock........       --        --          (1)       --          --        --         --        --
                                  -------      ----     -------      ----     -------      ----      -----       ---
Balance at December 31, 2000....       --      $ --      45,527      $455          --      $ --      4,269       $43
                                  =======      ====     =======      ====     =======      ====      =====       ===

                                                           ACCUMU-
                                                            LATED                  TOTAL
                                                            OTHER                 STOCK-
                                  ADDITIONAL   UNEARNED    COMPRE-    ACCUMU-    HOLDERS'
                                   PAID-IN      COMPEN-    HENSIVE     LATED      EQUITY
                                   CAPITAL      SATION      INCOME    DEFICIT    (DEFICIT)
                                  ----------   ---------   --------   --------   ---------
                                                   (AMOUNTS IN THOUSANDS)
Balance, December 31, 1997......    16,813           --         --    (27,929)    (10,939)
Net loss........................        --           --         --     (8,000)     (8,000)
Preferred stock dividends.......        --           --         --        (12)        (12)
Issuance of capital stock.......    31,652           --         --         --      31,837
Reclassification of shares of
  common stock subject to put
  options.......................    (2,983)          --         --         --      (3,000)
                                   -------      -------    -------    --------    -------
Balance December 31, 1998.......    45,482           --         --    (35,941)      9,886
Net loss........................        --           --         --    (29,040)    (29,040)
Other comprehensive income from
  available-for-sale
  securities....................        --           --      4,187         --       4,187
Compensation expense for stock-
  based awards..................     3,386           --         --         --       3,386
                                   -------      -------    -------    --------    -------
Balance December 31, 1999.......    48,868           --      4,187    (64,981)    (11,581)
Net loss........................        --           --         --    (89,117)    (89,117)
Issuance of common stock under
  stock options and warrants....     3,810           --         --         --       3,813
Issuance of capital stock for
  cash, net of direct offering
  expenses of $23.9 million.....   150,281           --         --         --     150,414
Exchange of Class A common
  shares for Class B common and
  Series D preferred shares.....        --           --         --         --          --
Cancellation of put options on
  common shares.................     2,983           --         --         --       3,000
Unearned stock option
  compensation..................    15,926      (15,926)        --         --          --
Compensation expense for stock-
  based awards..................     8,510        3,097         --         --      11,607
Forfeit of unvested stock
  options.......................    (3,122)       3,122         --         --          --
Other comprehensive loss from
  available-for-sale
  securities....................        --           --     (3,747)        --      (3,747)
Conversion of Series D preferred
  and Class B common shares to
  Class A common shares.........        --           --         --         --          --
Repurchase and cancellation of
  shares of common stock........       (11)          --         --         --         (11)
                                   -------      -------    -------    --------    -------
Balance at December 31, 2000....   227,245       (9,707)       440    (154,098)    64,378
                                   =======      =======    =======    ========    =======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net loss....................................................  $(8,000)   (29,040)   (89,117)
Other comprehensive income (loss):
  Unrealized holding gains on available-for-sale
    securities..............................................       --      4,187        242
  Less reclassification adjustment for gain realized in net
    loss....................................................       --         --     (3,989)
                                                              -------    -------    -------
    Comprehensive loss......................................  $(8,000)   (24,853)   (92,864)
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                1998        1999       2000
                                                              ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $  (8,000)   (29,040)    (89,117)
                                                              ---------   --------   ---------
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.........................     20,089     31,632      52,544
      Amortization of debt issue costs......................      1,445      1,710       3,533
      Provision for uncollectible revenue...................        390        634       2,778
      Deferred income taxes.................................     (1,653)    (5,676)    (32,819)
      Income from equity method investments.................       (931)    (2,497)     (4,853)
      Deferred patronage dividends..........................       (265)      (380)       (113)
      Minority interest in income of subsidiaries...........         80        100           3
      Increase in put warrant obligation....................        714     13,331          --
      Stock-based compensation..............................         --      3,386      16,451
      Impairment of long-lived assets.......................         --         --       2,854
      Net gain on sale of investments and other assets......       (630)      (512)     (6,648)
      Loss on early retirement of debt......................      2,897         --          --
      Amortization of investment tax credits................       (130)      (193)       (219)
      Changes in assets and liabilities arising from
        operations, net of acquisitions:
          Accounts receivable...............................      5,988       (853)    (17,150)
          Prepaid and other assets..........................        253        (23)     (1,145)
          Accounts payable..................................     (1,398)    (2,117)     16,319
          Accrued interest payable..........................      1,128        384       5,560
          Restructuring accrual.............................         --         --      13,343
          Other accrued liabilities.........................        689      2,773      17,360
          Income taxes recoverable..........................     (5,799)    (4,955)      6,487
                                                              ---------   --------   ---------
            Total adjustments...............................     22,867     36,744      74,285
                                                              ---------   --------   ---------
            Net cash provided by (used in) operating
              activities....................................     14,867      7,704     (14,832)
                                                              ---------   --------   ---------
Cash flows from investing activities:
  Acquisition of telephone properties, net of cash
    acquired................................................   (217,080)   (53,949)   (256,068)
  Acquisition of property, plant, and equipment.............    (12,433)   (43,509)   (107,772)
  Proceeds from sale of property, plant, and equipment......        107        116          67
  Distributions from investments............................        118      2,590       3,161
  Payment on covenants not to compete, net..................       (219)      (988)     (1,205)
  Acquisition of investments................................         (8)      (349)       (674)
  Proceeds from sale of investments.........................      4,088     20,065      19,200
  Acquisition of minority interest..........................         --         --        (560)
  Increase (decrease) in other assets/liabilities, net......        (95)      (586)        486
                                                              ---------   --------   ---------
      Net cash used in investing activities.................  $(225,522)   (76,610)   (343,365)
                                                              ---------   --------   ---------

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                                                                1998        1999       2000
                                                              ---------   --------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt..................  $ 510,583    138,943     668,786
  Repayment of long-term debt...............................   (307,763)   (52,056)   (459,911)
  Purchase of stock warrants................................         --    (17,500)         --
  Repurchase of preferred stock and warrants................       (175)        --          --
  Dividends paid to preferred stockholders..................        (12)        --          --
  Net proceeds from issuance of common stock................     31,837         --     158,859
  Repurchase of shares of common stock......................         --         --      (1,000)
  Loan origination costs....................................    (17,345)    (3,703)    (14,780)
  Dividends paid to minority stockholders...................         (6)        (4)         (4)
  Repayment of capital lease obligation.....................        (45)       (92)     (2,653)
                                                              ---------   --------   ---------
      Net cash provided by financing activities.............    217,074     65,588     349,297
                                                              ---------   --------   ---------
      Net increase (decrease) in cash.......................      6,419     (3,318)     (8,900)
Cash, beginning of year.....................................      6,822     13,241       9,923
                                                              ---------   --------   ---------
Cash, end of year...........................................  $  13,241      9,923       1,023
                                                              =========   ========   =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1999, AND 2000

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    FairPoint Communications, Inc. (FairPoint) provides management services to its wholly-owned subsidiaries: S T Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); FairPoint Communications Solutions Corp. (FairPoint Solutions); and MJD Capital Corp. STE, Ventures, and Services also provide management services to their wholly-owned subsidiaries.

    Collectively, the wholly-owned subsidiaries of STE, Ventures, and Services primarily provide traditional telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of FairPoint. FairPoint Solutions is a competitive communications business offering local and long distance, internet, and data services in various states.

    STE's wholly-owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (the Northland Companies); and S T Long Distance, Inc. (S T Long Distance). Ventures' wholly-owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua & Erie Telephone Corporation (C&E); Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); Telephone Services Company (TSC); GT
Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications LLC (Fretel); and
Comerco, Inc. (Comerco). Services' wholly-owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Kadoka Telephone Co. (Kadoka); Ravenswood Communications, Inc. (Ravenswood); Union Telephone Company of Hartford (Union); Armour Independent Telephone Co. (Armour); Yates City Telephone Company (Yates); and WMW Cable TV Co. (WMW).

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of FairPoint Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

    The Company's traditional telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards
(SFAS) No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS No. 71). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's traditional telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) REVENUE RECOGNITION

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

    Miscellaneous revenues are derived by billing to either end users, access providers, or other parties, services such as directory advertising, billing and collecting services, sale and maintenance of customer premise equipment, etc. These services are typically billed under contract or under tariff supervision. Installation fees are deferred and related costs are capitalized and amortized over the estimated lives of the customers.

    CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers in several states. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

    The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

    INVESTMENTS

    Investments consist of stock in CoBank, Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC), Illuminet Holdings, Inc. (Illuminet), and various cellular companies and

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. For the investments in partnerships, the equity method of accounting is used. All other investments, with the exception of Illuminet and the Non-Qualified Deferred Compensation Plan assets, are stated at cost. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the investment. The Company did not incur any losses from other than temporary declines in fair value in 1998, 1999, and 2000.

    The investment in Illuminet stock is classified as available-for-sale and the Non-Qualified Deferred Compensation Plan assets are classified as trading in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities with readily determinable fair values. Available-for-sale and trading securities are recorded at fair value. For available-for-sale securities, the unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized. Unrealized holding gains and losses on trading securities are included in other income.

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

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred; major renewals and improvements are capitalized. For traditional telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The traditional telephone companies capitalize estimated costs of debt and equity funds used for construction purposes for projects greater than $100,000. Depreciation is determined using the straight-line method for financial reporting purposes.

    Equipment held under capital leases are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DEBT ISSUE COSTS

    Debt issue costs are being amortized over the life of the related debt, ranging from 5 to 10 years. Accumulated amortization of loan origination costs was $3,104,714 and $6,637,791 at December 31, 1999 and 2000, respectively.

    INTANGIBLE ASSETS

    The covenants not to compete are being amortized over their useful life of three to five years. Accumulated amortization of covenants not to compete was $1,470,000 and $2,672,239 at December 31, 1999 and 2000, respectively.

    Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. Goodwill is being amortized using the straight-line method over an estimated useful life of 40 years. Accumulated amortization of goodwill was approximately $12.4 million and $22.5 million at December 31, 1999 and 2000, respectively.

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

    PENSION AND OTHER POSTRETIREMENT PLANS

    One of the Company's subsidiaries acquired in 2000 sponsors a defined benefit plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation levels prior to retirement. Benefits under this plan were frozen in connection with the Company's acquisition of the subsidiary. One of the Company's subsidiaries also sponsors a healthcare plan that provides postretirement medical benefits for substantially all retirees. The net periodic costs of pension and other postretirement benefit plans are recognized as employees render the services necessary to earn the benefits.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to interest expense.

    STOCK OPTION PLANS

    The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting described above and has adopted the disclosure requirements of SFAS No. 123.

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

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1998 and 1999 consolidated financial statements to conform to the 2000 presentation.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(2)  RESTRUCTURE CHARGE

    In December 2000, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in the Company recording a nonrecurring charge of approximately $16.5 million.

    Of the total restructuring charge, approximately $3.3 million relates to employee termination benefits and other employee termination related costs. The Company terminated approximately 360 positions in December 2000. These reductions took place due to organizational changes within the operations and sales offices of FairPoint Solutions, including closing facilities in several states. The operation centers in Birmingham, Alabama and Dallas, Texas were closed and consolidated to the FairPoint Solutions' central operating facility in Albany, New York. FairPoint Solutions also closed 15 of 41 district sales offices, including all those in the southeast and southwest regions of the United States.

    The restructuring charge includes approximately $10.3 million in contractual obligations for such items as equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of this plan. The restructuring charge also includes approximately $2.9 million, net of salvage value, for the write down of property, plant, and equipment. These assets primarily include leasehold improvements, furniture, and office equipment. Estimated salvage values are based on estimates of proceeds upon sale of certain of the affected assets. There were also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    Selected information relating to the restructuring charge follows:

                                            EQUIPMENT,      WRITE DOWN
                             EMPLOYEE     OCCUPANCY, AND   OF PROPERTY,
                            TERMINATION    OTHER LEASE      PLANT, AND
                             BENEFITS      TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                            -----------   --------------   ------------   --------   --------
                                                 (DOLLARS IN THOUSANDS)
Restructure charge........     $3,271         10,252           2,854        108       16,485
Write-down of assets to
  net realizable value....         --             --          (2,854)        --       (2,854)
Cash payments.............       (243)           (45)             --         --         (288)
                               ------         ------          ------        ---       ------
  Restructuring accrual as
    of December 31,
    2000..................     $3,028         10,207              --        108       13,343
                               ======         ======          ======        ===       ======

    In the first quarter of 2001, the Company completed its plans for the restructuring of operations at FairPoint Solutions. The Company anticipates recording an additional charge of approximately $27--$35 million in the first quarter of 2001.

    Of the total first quarter 2001 restructuring charge, approximately
$3.0 million will relate to employee termination benefits and other employee termination related costs. The Company terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(2)  RESTRUCTURE CHARGE (CONTINUED)

    The restructure charge in the first quarter of 2001 will include approximately $5.8 million in contractual obligations for such items as equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructuring charge will also include approximately $18--$26 million, net of salvage value, for the write down of property, plant, and equipment. There will also be approximately
$0.2 million of other incremental costs incurred as a direct result of the restructuring plan.

(3)  ACQUISITIONS

    On March 30, 1998, the Company acquired 100% of the common stock of Taconic. On April 30, 1998, the Company acquired 100% of the common stock of Ellensburg. On June 1, 1998, the Company acquired 100% of the common stock of Chouteau. On November 6, 1998, the Company acquired 100% of the common stock of Utilities. The aggregate purchase price for these acquisitions was $224.1 million.

    On February 1, 1999, the Company acquired 100% of the common stock of Ravenswood. On February 16, 1999, the Company acquired 100% of the common stock of Columbus Grove. On April 30, 1999, the Company acquired 100% of the common stock of Union, Armour, and WMW. On September 1, 1999, the Company acquired 100% of the common stock of Yates. On December 17, 1999, the Company acquired 100% of the common stock of Orwell. The aggregate purchase price for these acquisitions was $75.3 million.

    On April 3, 2000, the Company acquired 100% of the common stock of GT Com and Peoples. On June 1, 2000, the Company acquired 100% of the common stock of Fremont and Fretel. On July 3, 2000, the Company acquired 100% of the common stock of Comerco. The aggregate purchase price for these acquisitions was $276.2 million, including $6.0 million issued in common stock. The Fremont acquisition was completed using cash and the issuance of 457,318 shares of Class A common stock of the Company valued at $13.12 per share.

    Acquisition costs were approximately $1.2 million, $0.9 million, and $1.0 million in 1998, 1999, and 2000, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $156.5 million, $36.7 million, and $231.2 million and has been recognized as goodwill in 1998, 1999, and 2000, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(3)  ACQUISITIONS (CONTINUED)
    The allocation of the total net purchase price for the 1998, 1999, and 2000 acquisitions are shown in the table below:

                                                    1998       1999       2000
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Current assets..................................  $ 27,539    25,484     29,141
Property, plant, and equipment..................    85,161    18,675    100,121
Excess cost over fair value of net assets
  acquired......................................   156,540    36,710    231,167
Other assets....................................    30,577    11,598     23,880
Current liabilities.............................   (15,967)   (2,113)   (16,038)
Other liabilities...............................   (58,606)  (14,131)   (91,077)
                                                  --------   -------    -------
    Total net purchase price....................  $225,244    76,223    277,194
                                                  ========   =======    =======

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions occurred at the beginning of the preceding year. These results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of each period or which may be attained in the future.

                                                         PRO FORMA YEARS
                                                        ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)
Revenues........................................  $174,609   212,148    264,639
Net loss........................................    (8,531)  (40,914)   (91,976)

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(4) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment, including equipment owned under capital leases of $232,337 and $6,525,737 at December 31, 1999 and 2000, respectively, is shown in the table below:

                                                                 ESTIMATED
                                                              LIFE (IN YEARS)      1999         2000
                                                              ---------------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
Land........................................................             --      $  1,640        3,535
Buildings and leasehold improvements........................          2--40        22,993       36,349
Telephone equipment.........................................          3--50       327,824      543,295
Cable equipment.............................................          3--20         1,615        1,570
Furniture and equipment.....................................          3--32        13,433       26,669
Vehicles and equipment......................................          3--27        12,804       18,302
Computer software...........................................          3--10         3,567       11,170
                                                                                 --------      -------
    Total property, plant, and equipment....................                      383,876      640,890

Accumulated depreciation, including amounts applicable to
  assets acquired under capital leases of $180,154 in 1999
  and $1,025,291 in 2000....................................                     (205,580)    (291,974)
                                                                                 --------      -------
    Net property, plant, and equipment......................                     $178,296      348,916
                                                                                 ========      =======

    The traditional telephone company composite depreciation rate for property and equipment was 7.39%, 7.28%, and 7.80% in 1998, 1999, and 2000, respectively. Depreciation expense for the years ended December 31, 1998, 1999, and 2000 was $16,416,346, $24,471,896, and $41,265,194, respectively.

(5) INVESTMENTS

    The cost, unrealized holding gain, and fair value of Illuminet stock, the Company's only investment classified as available-for-sale, at December 31, 1999 and 2000 is summarized below:

                                                          UNREALIZED
                                                           HOLDING       FAIR
                                                 COST        GAIN        VALUE
                                               --------   ----------   ---------
December 31, 1999............................  $573,605   6,753,275    7,326,880
                                               ========   =========    =========
December 31, 2000............................  $226,742     709,002      935,744
                                               ========   =========    =========

    The unrealized holding gain is reported as a separate component of accumulated other comprehensive income, net of related taxes of $2,566,245 and $269,421 at December 31, 1999 and 2000, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(5) INVESTMENTS (CONTINUED)

    At December 31, 1998, Illuminet stock was carried at cost, as there was no readily determinable fair value. Proceeds from sales of available-for-sale securities were $14,431,728 in 2000. Gross gains of $3,989,053 were realized on those sales. There were no sales of available-for-sale securities during 1998 and 1999.

    The Company's non-current investments at December 31, 1999 and 2000 consist of the following:

                                                                 1999          2000
                                                               --------      --------
                                                               (DOLLARS IN THOUSANDS)
Investment in cellular companies and partnerships........      $22,374        23,756
RTB stock................................................       10,259        20,217
CoBank stock and unpaid deferred CoBank patronage .......        2,326         4,269
RTFC secured certificates and unpaid deferred RTFC
  patronage..............................................          688           639
Other nonmarketable minority equity investments and Non-
  Qualified Deferred Compensation Plan assets............          599         1,472
                                                               -------       -------

    Total investments....................................      $36,246        50,353
                                                               =======       =======

    The investments accounted for under the equity method and the Company's ownership percentage as of December 31, 1999 and 2000 are summarized below:

                                                                1999       2000
                                                              --------   --------
Chouteau Cellular Telephone Company.........................   33.0%      33.3%
Northeast Competitive Access Providers, LLC.................   25.0%      25.0%
GTE Ohio RSA #3 LP..........................................   25.0%         --
Illinois Valley Cellular RSA 2 - I Ptnrs....................   13.3%      13.3%
Illinois Valley Cellular RSA 2 -11 Ptnrs....................   13.3%      13.3%
Illinois Valley Cellular RSA 2 - III Ptnrs..................   13.3%      13.3%
Tangible Data Options, LLC..................................   12.5%      12.5%
ILLINET Communications, LLC.................................    9.1%       9.1%
Orange County-Poughkeepsie Limited Partnership..............    7.5%       7.5%
Illinetworks, LLC ..........................................    7.4%         --
ILLINET Communications of Central IL LLC....................    5.2%       5.2%
Virgina PCS Alliance L.C. ..................................      --       2.4%

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(6) LONG-TERM DEBT

    Long-term debt at December 31, 1999 and 2000 is shown below:

                                                             1999         2000
                                                          ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
Senior secured notes, variable rates ranging from 8.56%
  to 10.57% at December 31, 2000, due 2004 to 2007......   $215,513      249,605
Senior subordinated notes due 2008:
  Fixed rate, 9.50%.....................................    125,000      125,000
  Variable rate, 10.91% at December 31, 2000............     75,000       75,000
Senior subordinated notes, 12.50%, due 2010.............         --      200,000
Senior secured notes, variable rates ranging from 10.94%
  to 12.75% at December 31, 2000, due 2004 to 2007......     21,747       80,000
Senior notes to RTFC:
  Fixed rate, 9.20%, due 2009...........................      4,532        4,126
  Variable rates ranging from 8.40% to 8.80% at
    December 31, 2000, due 2009.........................      6,795        6,186
Subordinated promissory notes, 7.00%, due 2005..........      7,000        7,000
First mortgage notes to Rural Utilities Service, fixed
  rates ranging from 2.00% to 10.78%, due 2002 to
  2016..................................................      6,459        8,185
Senior notes to RTB, fixed rates ranging from 7.50% to
  8.00%, due 2008 to 2014...............................         --        1,571
Other debt, 5.75% to 9.50%, due 2001 and 2004...........        349          139
                                                           --------     --------
    Total outstanding long-term debt....................    462,395      756,812
Less current portion....................................     (3,866)      (5,182)
                                                           --------     --------
    Total long-term debt, net of current portion........   $458,529      751,630
                                                           ========     ========

    The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:

                                                    (DOLLARS IN
FISCAL YEAR                                         THOUSANDS)
-----------                                         -----------
2001..............................................   $  5,182
2002..............................................      4,869
2003..............................................      5,051
2004..............................................    134,690
2005..............................................     95,182
Thereafter........................................    511,838
                                                     --------
                                                     $756,812
                                                     ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(6) LONG-TERM DEBT (CONTINUED)

    SENIOR SECURED NOTES

    On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche
C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and an $85 million reducing revolving credit facility (revolving facility) with a term of 6.5 years. On March 14, 2000, an additional $165 million reducing revolving credit facility (acquisition facility) with a term of 4.5 years was committed and available to the Company under the Credit Facility. At December 31, 2000, the Company had approximately $138.1 million available to borrow under the Credit Facility. Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate of 2.0%, 1.75%, 1.5%, and 1.5% for the prime rate and 3.0%, 2.75%, 2.5%, and 2.5%
for the Eurodollar margins for the tranche C, tranche B, revolving facility, and acquisition facility, respectively. The Credit Facility is secured by a perfected first priority pledge of the stock of certain subsidiaries of the Company. The Credit Facility is also guaranteed by four of the Company's intermediary holding companies, subject to contractual or regulatory restrictions. In addition to annual administrative agent's fees, the Company pays fees of 1/2% per annum on the aggregate unused portion of the tranche B, revolving facility, and acquisition facility commitments.

    On March 30, 2001, the Company amended the Credit Facility. Under this amendment, the payment terms of the revolving and acquisition facilities were changed such that the total debt under these facilities will be due on September 30, 2004. The new payment terms are reflected in the accompanying consolidated balance sheet at December 31, 2000 and in the preceding summary of the aggregate maturities of long-term debt.

    The Company used six interest rate swap agreements, with notional amounts of $25 million each, and one interest rate swap agreement with a notional amount of $50 million, to effectively convert a portion of its variable interest rate exposure under the Credit Facility to fixed rates ranging from 8.32% to 9.34%. The expiration dates of the swap agreements range from November 2001 to May 2004.

    The Credit Facility contains various restrictions, including those relating to payment of dividends by the Company. In management's opinion, the Company has complied with all such requirements. The Credit Facility is secured by the common stock of the Company.

    SENIOR SUBORDINATED NOTES DUE 2008

    On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the Fixed Rate Notes), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the Floating Rate Notes). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used an interest rate swap agreement, with a notional amount of $75 million, to effectively convert its variable interest rate exposure to a fixed rate of 10.78%. The swap agreement expires on May 3, 2003.

    The Fixed Rate Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2003 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.7% beginning May 1, 2003 to 100% beginning May 1, 2006 and thereafter,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(6) LONG-TERM DEBT (CONTINUED)
together with accrued interest to the redemption date and subject to certain conditions. Not withstanding the foregoing, on or prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

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

    SENIOR SUBORDINATED NOTES DUE 2010

    On May 24, 2000, the Company consummated a debt offering consisting of $200 million in aggregate principal amount of Senior Subordinated Notes due 2010 (the 2010 Notes). The 2010 Notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the 2010 Notes is 12.5%, payable semiannually.

    The 2010 Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2005 at redemption prices (expressed as a percentage of the principal amount) declining annually from 106.25% beginning May 1, 2005 to 100% beginning May 1, 2008 and thereafter, together with accrued interest to the redemption date and subject to certain conditions. Not withstanding the foregoing, on or prior to May 1, 2003, the Company may redeem up to 35% of the aggregate principal amount of the 2010 Notes at a redemption price of 112.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

    The 2010 Notes indenture places certain restrictions on the ability of the Company to (i) incur additional indebtedness, (ii) make restricted payments (dividends, redemptions, and certain other payments), (iii) incur liens,
(iv) issue and sell stock of a subsidiary, (v) sell or otherwise dispose of property, business, or assets, (vi) enter into sale and leaseback transactions,
(vii) engage in business other than the telecommunications business, and
(viii) engage in transactions with affiliates. In management's opinion, the Company has complied with all such requirements.

    SENIOR SECURED NOTES

    On October 20, 1999, FairPoint Solutions closed a $100 million convertible senior secured credit facility (the FairPoint Solutions Credit Facility). On March 27, 2000, funds available to FairPoint Solutions under the FairPoint Solutions Credit Facility increased to $165 million. On November 9, 2000, FairPoint Solutions amended and restated the FairPoint Solutions Credit Facility to increase the commitments of the lenders thereunder to $250 million. On
March 21, 2001, FairPoint Solutions

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(6) LONG-TERM DEBT (CONTINUED)
amended the FairPoint Solutions Credit Facility and lowered the commitment of the lenders to $200 million. The FairPoint Solutions Credit Facility, which expires in November 2007, provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50 million. FairPoint Solutions can borrow up to $125 million under the term tranche of such facility. Borrowings under the FairPoint Solutions Credit Facility are secured by all existing and future assets of FairPoint Solutions and by 100% of the stock of FairPoint Solutions. Pursuant to the terms of the FairPoint Solutions Credit Facility, FairPoint Solutions is required to comply with certain financial covenants. Upon an uncured default of certain covenants or if the debt is not paid at final maturity, the lenders have the option to exchange all outstanding indebtedness plus outstanding and accrued interest for an equal dollar amount of payment in-kind preferred stock issued by the Company. Effective with the amendment of the FairPoint Solutions Credit Facility on March 21, 2001, FairPoint Solutions was in compliance with all financial covenants. The Company used an interest rate swap agreement with a notional amount of $50 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions Credit Facility to a fixed rate of 10.59%. The swap agreement expires in November 2003.

    In conjunction with the senior notes payable to RTFC, the Company is subject to restrictive covenants limiting the amount of dividends that may be paid. At December 31, 2000, the Company was in compliance with these restrictions.

    The Company also has approximately $535,000 unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2000.

    On March 30, 1998, the Company retired senior notes of $120.9 million and subordinated promissory notes of $3.5 million. As a result of retiring the notes, the Company recognized an extraordinary loss of approximately
$2.5 million (net of taxes of approximately $1.8 million), consisting of prepayment penalties of approximately $1.4 million and the write-off of existing deferred financing costs of approximately $2.9 million.

(7) EMPLOYEE BENEFIT PLANS

    The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 1998, 1999, and 2000, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $1,163,906, $2,291,520, and $1,720,617, for the years ended December 31, 1998,
1999, and 2000, respectively.

    In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were $61,583 and $38,159 for the years ended December 31, 1999 and 2000, respectively. At December 31,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
1999 and 2000, the NQDC Plan assets were $127,857 and $447,310, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

    C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were approximately $154,600, $205,000, and $238,000 for the years ended December 31, 1998, 1999, and 2000, respectively.

    One of the Company's subsidiaries acquired during 2000 has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation before retirement. The plan benefits were frozen in connection with the Company's acquisition of the subsidiary. There is no additional minimum pension liability required to be recognized and plan assets are sufficient to cover all plan obligations.

    One of the Company's subsidiaries sponsors a healthcare plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. The liability for the postretirement medical benefit plan was not material to the consolidated financial statements at December 31, 1999 and 2000.

    Certain shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recorded compensation expense of approximately $3,386,000 in 1999. No compensation expense was recorded in 2000.

    The Company is self-insured for the purpose of providing primary medical coverage to covered employees up to $60,000 per calendar year for each covered person. The Company has purchased insurance for coverage of claims in excess of $60,000 per calendar year per covered person with an insurance company. The Company has also purchased an aggregate stop-loss policy that limits the total amount the Company pays on claims. The stop-loss fluctuates based on the number of employees. As of December 31, 2000, the aggregate stop-loss was approximately $7.6 million. The estimated liability for claims, including incurred but not reported claims, is included in other accrued liabilities in the accompanying consolidated balance sheets and amounted to approximately $1.2 million at December 31, 2000.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(8) INCOME TAXES

    Income tax benefit (expense) before extraordinary item for the years ended December 31, 1998, 1999, and 2000 consists of the following components:

                                                       1998       1999       2000
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Current:
  Federal..........................................   $  346       (278)       197
  State............................................      (17)        24     (1,200)
                                                      ------     ------    -------
      Total current income tax (expense) benefit...      329       (254)    (1,003)
                                                      ------     ------    -------
Investment tax credits.............................      130        193        219
                                                      ------     ------    -------
Deferred:
  Federal..........................................    1,047      4,988     29,921
  State............................................      606        688      2,898
                                                      ------     ------    -------
      Total deferred income tax benefit............    1,653      5,676     32,819
                                                      ------     ------    -------
      Total income tax benefit.....................   $2,112      5,615     32,035
                                                      ======     ======    =======

    Total income tax benefit was different than that computed by applying U. S. federal income tax rates to losses before income taxes for the years ended December 31, 1998, 1999, and 2000. The reasons for the differences are shown below.

                                                       1998       1999       2000
                                                     --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Computed "expected" tax benefit....................   $2,553     11,748     41,191
State income tax benefit, net of federal income tax
  benefit..........................................      389        471      1,121
Amortization of investment tax credits.............      130        193        219
Goodwill amortization..............................     (887)    (1,559)    (2,843)
Stock-based compensation...........................       --         --     (4,288)
Change in fair value of put warrant obligation.....     (242)    (4,681)        --
Valuation allowance................................       --         --     (3,721)
Disallowed expenses and other......................      169       (557)       356
                                                      ------     ------    -------
    Total income tax benefit.......................   $2,112      5,615     32,035
                                                      ======     ======    =======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 1999 and 2000 are presented on the following page.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(8) INCOME TAXES (CONTINUED)

                                                            1999           2000
                                                          --------       --------
                                                          (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Federal and state tax loss carryforwards..............  $ 1,130         38,347
  Employee benefits.....................................      586            747
  Restructure charge....................................       --          3,887
  Allowance for doubtful accounts.......................      213          1,130
  Alternative minimum tax credits.......................    1,658          2,087
                                                          -------         ------
      Total gross deferred tax assets...................    3,587         46,198
      Valuation allowance...............................       --         (3,721)
                                                          -------         ------
      Net deferred tax assets...........................    3,587         42,477
                                                          -------         ------
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
    depreciation differences............................   16,605         26,370
  Goodwill, due to amortization differences.............    2,471          6,007
  Basis in investments..................................   10,531          9,831
  Unrealized gain on investment.........................    2,566            269
                                                          -------         ------
      Total gross deferred tax liabilities..............   32,173         42,477
                                                          -------         ------
      Net deferred tax liabilities......................  $28,586             --
                                                          =======         ======

    The valuation allowance for deferred tax assets as of December 31, 2000 was $3,721,000. There was no valuation allowance at December 31, 1999. The change in the valuation allowance for the year ended December 31, 2000 was an increase of $3,721,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $116 million prior to the expiration of the net operating loss carryforwards in 2020. Taxable loss for the years ended December 31, 1999 and 2000 was approximately $0.5 million and $88.0 million, respectively. Based upon the level of projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2000. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

    At December 31, 2000, federal and state net operating loss carryforwards of approximately $106 million expire December 2019 to 2020. At December 31, 2000, the Company has minimum tax credits of approximately $2.1 million which may be carried forward indefinitely.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(9) WARRANTS

    In connection with the issuance of subordinated notes in 1994, the Company issued detachable warrants to purchase 10,000 shares of STE's common stock at the stated par value of $.01 per share. In conjunction with the retirement of the subordinated notes in 1997, the Company required STE to issue additional warrants to purchase 2,857 shares of STE's common stock. The agreement stipulated that the put/call price of the warrants should equal STE's net equity, as defined in the agreement, multiplied by the ratio of exercisable warrants to the number of shares of common stock outstanding on a fully-diluted basis on the date of the put or call.

    The Company recorded the obligation for the warrants based on the fair value of STE's common stock as determined by management, at the issuance date of the warrants. At each balance sheet date, the warrants were valued utilizing cash flow models that management also uses in valuing potential acquisitions. Those models estimate fair value using earnings before interest, taxes, depreciation, and amortization (EBITDA), and multiples of EBITDA for recent acquisitions of similar companies. The increase or decrease in fair value of the obligation for the warrants was recognized in earnings as interest expense. In December 1999, the Company purchased the STE warrants for $17.5 million. The increase in the value of the STE obligation during 1999 was $13.3 million.

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

    A number of events occurred during 2000 which affected the capitalization of the Company. Those events included a stock-split in the form of a stock dividend, authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of approximately $158.9 million, the cancellation of put options on the Company's common stock, issuing common stock subject to put obligations related to a business combination, and recognizing costs for stock-based compensation to employees.

    STOCK-SPLIT

    In January 2000, the Company declared a twenty-for-one stock split in the form of a stock dividend. This stock split has been given retroactive effect in the accompanying consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    ADDITIONAL CLASSES OF CAPITAL STOCK

    In January 2000, the Company amended its articles of incorporation to authorize an aggregate of 144,600,000 shares of capital stock. Following the amendment, the authorized share capital of the Company includes the following:

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

    Effective August 8, 2000, all regulatory approvals necessary to effectuate a change in control were received and all outstanding Class B common and Series D preferred shares issued during 2000 were automatically converted into an equal number of Class A common shares. The Series D preferred shares did not provide for the payment of dividends for up to one year following their issuance; as such, no dividends were paid on the preferred shares during 2000.

    ISSUANCE AND REACQUISITION OF CAPITAL STOCK

    In January 2000, shares of Class A common stock issued under stock options and warrants included 35,300 shares issued under the MJD Communications, Inc. Stock Incentive Plan (1998 Plan), 255,320 shares issued under the 1995 Stock Option Plan (1995 Plan), and 16,580 shares issued pursuant to warrants to purchase shares of the Company's common stock in a cashless exercise. Options surrendered in lieu of cash were 5,300 under the 1998 Plan and 5,020 under the 1995 Plan. Following the conversion of these Class A common shares into Series D preferred shares, the newly issued Series D preferred shares were sold to a new principal shareholder of the Company. The Company's Board of Directors amended the grant of options to purchase 40,600 shares of the Company's Class A common stock under the 1998 Plan to make those options immediately exercisable and fully vested. The options were previously exercisable only upon the occurrence of a qualifying liquidating event, as defined under the 1998 Plan. A compensation charge of $463,002 was recognized in connection with the amendment of the options. As a result of the exercise of options to purchase 260,340 shares of Class A common stock under the 1995 Plan, the Company recorded a compensation charge of $3,349,665.

    In January 2000, at a price of $13.12 per share, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of Class B common stock, and 4,269,440 shares of Class C common stock. Net proceeds from the issuance of capital stock was approximately $158.9 million. Direct costs of approximately $23.9 million associated with the issuance

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(10) STOCKHOLDERS' EQUITY (CONTINUED)
of this capital stock were recorded as a reduction to paid-in capital. These costs included approximately $9.6 million of transaction fees and expenses paid to a new principal shareholder, transaction fees of $8.4 million which were accrued to be paid to an existing shareholder upon liquidation of their holdings, and $0.4 million for services rendered in consummating the transaction paid to a law firm in which a partner of the firm is a shareholder of the Company.

    In January 2000, the Company reacquired 25,087,800 Class A common shares in exchange for 16,787,800 shares of Series D preferred stock and 8,300,000 shares of Class B common stock. The Class A common shares were retired upon reacquisition.

    CANCELLATION OF PUT OBLIGATIONS

    During 1998, certain major shareholders of the Company pledged 1,752,000 shares of the Company's common stock as collateral under various loan agreements. Under the terms of the loan agreements, the Company was required, in the event of default by the shareholders, to repurchase the pledged shares for the lesser of (i) 100% of outstanding indebtedness plus accrued and unpaid interest, or (ii) $3.0 million. The Company classified $3.0 million of equity as temporary equity for the value of common stock issued and subject to put options under these arrangements.

    In January 2000, these put options were cancelled. As a result, the Company reclassified $3.0 million from temporary equity to the permanent capital accounts of the Company.

    ISSUANCE OF COMMON STOCK SUBJECT TO PUT OBLIGATIONS

    In connection with the acquisition of Fremont, the Company issued 457,318 shares of Class A common stock to the former owners of Fremont. Under the terms of the agreements, these shares can be put back to the Company at any time while the former owners are employed by the Company and for up to 90 days from and after the effective date of any termination. The purchase price for such stock is the higher of the fair market value or the carrying value for such stock. On December 29, 2000, the former owners of Fremont exercised their put options on 75,418 shares. The Company has recorded the common stock subject to put options as temporary equity in the accompanying consolidated balance sheet.

    COMPENSATION EXPENSE

    In 1997, two of the Company's shareholders entered into shareholder agreements with the Company and its founding shareholders, including two employee shareholders. Under the shareholder agreements, the Company's founding shareholders are entitled to a cash payment as a result of the sale of the Company's common stock to a third party by either of the two shareholders. In January 2000, one of these shareholders sold newly issued Series D preferred shares for cash to a third party. The transaction was subject to the requirements of the shareholder agreements. As the cash payment to the two employee shareholders was contingent upon their continued employment, the Company recognized the cash payment as compensation expense. Also in January 2000, the other shareholder transferred 1,093,060 shares of Series D preferred shares to the employee-shareholders in settlement of its cash payment obligation under the shareholder agreements. As a result of these transactions, the Company recognized a compensation charge of $8,510,626.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    In April 2000, the Company issued stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (FairPoint Solutions Plan) in consideration of the cancellation of all options previously granted under the FairPoint Solutions Plan. The Company issued 1,620,465 and 73,200 options to purchase Class A common shares of the Company at an exercise price of $3.28 per share and $13.12 per share, respectively. The Company is recognizing a compensation charge on these options for the amount the market value of the Company's common stock exceeded the exercise price on the date of grant. In order to maintain the same economic benefits as previously existed under the FairPoint Solutions Plan, FairPoint Solutions also intends to provide a cash bonus to its employees for each option exercised. The Company is amortizing the compensation charge related to the option grant and the cash bonus over the vesting period of five years. The vesting period may accelerate in the event of a change in control, as defined in the plan agreement. For the year ended December 31, 2000, compensation expense of $3,096,291 and $1,032,097 was recognized for these options and bonuses, respectively. During 2000, 320,250 unvested options subject to the option and bonus compensation charge were forfeited. As of December 31, 2000, unearned compensation on the converted FairPoint Solution options was $9,707,541 and based on the number of options outstanding as of December 31, 2000, the cash bonus FairPoint Solutions intends to pay, assuming all options are exercised, is $4,264,705.

(11) STOCK OPTION PLANS

    1995 STOCK OPTION PLAN

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

    Stock option activity for 1998, 1999 and 2000 under the 1995 Plan is summarized as follows:

                                                    1998       1999       2000
                                                  --------   --------   --------
Outstanding at January 1........................  852,800    852,800     852,800
  Granted.......................................       --         --          --
  Exercised.....................................       --         --    (260,340)
  Canceled or forfeited.........................       --         --          --
                                                  -------    -------    --------
Outstanding at December 31......................  852,800    852,800     592,460
                                                  =======    =======    ========
Exercisable at December 31......................  781,720    852,800     592,460
                                                  =======    =======    ========

    See note 10 for a description of options exercised under the 1995 Plan during 2000.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(11) STOCK OPTION PLANS (CONTINUED)
    MJD COMMUNICATIONS, INC. STOCK INCENTIVE PLAN

    In August 1998, the Company adopted the 1998 Plan. The 1998 Plan provides for grants of up to 6,952,540 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the Board of Directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately.

    Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of ten years from date of grant. For those options granted in 1998 and 1999, the Company will accrue compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

    Pursuant to the terms of the grant, options granted in 2000 become exercisable immediately upon vesting. The per share weighted-average fair value of stock options granted under the 1998 Plan during 2000 was $11.17 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.52%, and an estimated option life of ten years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    Stock option activity for 1998, 1999, and 2000 under the 1998 Plan is summarized as follows:

                                              1998         1999         2000
                                           ----------   ----------   ----------
Outstanding at January 1.................          --    4,664,000    4,808,000
  Granted................................   4,664,000      214,000    1,693,665
  Exercised..............................          --           --      (40,600)
  Canceled or forfeited..................          --      (70,000)    (372,750)
                                           ----------   ----------   ----------
Outstanding at December 31...............   4,664,000    4,808,000    6,088,315
                                           ==========   ==========   ==========

    The exercise price on options granted in 1998 and 1999 was $1.71 per share and $2.74 per share, respectively. The options forfeited in 1999 had an exercise price of $1.71 per share. In 2000, 1,620,465 options were granted with an exercise price of $3.28 per share and 73,200 options were issued with an exercise price of $13.12 per share. The options exercised in 2000 had an exercise price of $1.71 per share. Of the options forfeited in 2000, 320,250 had an exercise price of $3.28 per share and 52,500 had an exercise price of $1.71 per share. See note 10 for a description of options exercised under the 1998 Plan during 2000. There were 343,749 options exercisable at December 31, 2000 under the 1998 Plan with an exercise price of $3.28 per share.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(11) STOCK OPTION PLANS (CONTINUED)
    FAIRPOINT COMMUNICATIONS CORP. STOCK INCENTIVE PLAN

    In December 1998, the Company adopted the FairPoint Solutions Plan for employees of its subsidiary, FairPoint Solutions. Under the FairPoint Solutions Plan, participating employees were granted options to purchase common stock of FairPoint Solutions at exercise prices not less than the market value of FairPoint Solutions common stock at the date of the grant. The FairPoint Solutions Plan authorized grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. All stock options had ten-year terms and vested in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options would vest immediately.

    The per share weighted-average fair value of stock options granted under the FairPoint Solutions Plan during 1999 and 2000 was $0.30 and $11.80, respectively, on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 5.25% and 6.68% for 1999 and 2000, respectively, and an estimated option life of ten years. Because FairPoint Solutions was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    Stock option activity for 1999 and 2000 under the FairPoint Solutions Plan is summarized as follows:

                                                            1999       2000
                                                          --------   --------
Outstanding at January 1................................        --    885,500
  Granted...............................................   970,500     40,000
  Exercised.............................................        --         --
  Canceled or forfeited.................................   (85,000)  (925,500)
                                                          --------   --------
Outstanding at December 31..............................   885,500         --
                                                          ========   ========
Exercisable at December 31..............................        --         --
                                                          ========   ========

See note 10 for a description of the cancellation of all options granted under the FairPoint Solutions Plan during 2000.

    FAIRPOINT COMMUNICATIONS, INC. 2000 EMPLOYEE STOCK OPTION PLAN

    In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Option Plan (2000 Plan). The 2000 Plan provides for grants to members of management of up to 10,019,200 options to purchase Class A common stock, at the discretion of the compensation committee. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and
(ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option. The maximum number of shares of Class A common stock subject to options granted to any single participant in any calendar year is 1,500,000.

    Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase Class A common stock at exercise prices not less than the market value of the Company's Class A common stock at the date of grant. Options

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(11) STOCK OPTION PLANS (CONTINUED)
have a term of ten years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, the Company will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

    Stock option activity for 2000 under the 2000 Plan is summarized as follows:

Outstanding at January 1....................................           --
  Granted...................................................    5,665,674
  Exercised.................................................           --
  Canceled or forfeited.....................................   (1,668,533)
                                                              -----------
Outstanding at December 31..................................    3,997,141
                                                              ===========
Exercisable at December 31..................................           --
                                                              ===========

    The range of exercise prices, number, and weighted-average remaining contractual life of options outstanding as of December 31, 2000 follow:

                                          WEIGHTED-
                            NUMBER         AVERAGE
      RANGE OF          OUTSTANDING AT    REMAINING
      EXERCISE           DECEMBER 31,    CONTRACTUAL
       PRICES                2000        LIFE (YEARS)
---------------------   --------------   ------------
               $13.12     1,192,347           9.31
                26.24       253,818           9.31
                32.80       259,015           9.31
                39.36       264,611           9.31
                45.95       270,607           9.31
                52.48       276,602           9.31
                59.04       282,598           9.31
                65.60       289,393           9.31
                72.16       295,788           9.31
                78.72       302,584           9.31
                85.28       309,778           9.31
---------------------     ---------           ----
         $13.12-85.28     3,997,141           9.31
=====================     =========           ====

    The per share weighted-average fair value of stock options granted under the 2000 Plan during 2000 was $1.85 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted-average risk free interest rate of 6.49%, and an estimated option life of ten years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    The Company applies the intrinsic value method prescribed by APB No. 25 in accounting for its 1995, FairPoint Solutions, 1998, and 2000 Plans. See note 10 for a description of compensation charges

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(11) STOCK OPTION PLANS (CONTINUED)
recognized by the Company during 2000. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been:

                                                            DECEMBER 31, 2000
                                                         -----------------------
                                                             AS          PRO
                                                          REPORTED      FORMA
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Net loss...............................................    $89,117       85,904
                                                           =======      =======

    The pro forma impact on income assumes no options will be forfeited. The pro forma effects are not representative of the effects on reported net income for future years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for 1998 and 1999 would not have been significantly reduced.

(12) RELATED PARTY TRANSACTIONS

    During 1997, the Company entered into an agreement with MJD Partners, L.P. (Partners), at the time, a major shareholder of the Company. Under the terms of the agreement, Partners provided senior management and acquisition services to the Company. This agreement was terminated on March 31, 1998, at which time $225,000 had been paid to Partners during 1998. This expense was classified with selling, general and administrative expenses.

    The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. The Company paid $250,000, $400,000, and $969,201, for the years ended December 31, 1998, 1999, and 2000, respectively, in such fees to the equity investors and this expense was classified with selling, general and administrative expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's Board of Directors meetings. The Company reimbursed the equity investors $117,204, $49,627, and $102,142, for the years ended December 31, 1998, 1999, and 2000, respectively, for travel and related expenses. During 2000, the advisory and consulting fees were increased to $500,000 per annum to be paid to each of the principal shareholders through December 31, 2006.

    The Company also has entered into a consulting agreement dated as of July 31, 1997 with an entity controlled by a certain shareholder pursuant to which the shareholder has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of the shareholder's out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The Company incurred expenses of $103,306 and $132,831 for the years ended December 31, 1998 and 1999, respectively, related to this consulting agreement. This agreement was terminated in January 2000.

    In 1998, a law firm in which a partner of such law firm is a shareholder of the Company, was paid $2,307,900, of which $289,156 was for general counsel services, $1,228,902 was for services related to

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(12) RELATED PARTY TRANSACTIONS (CONTINUED) financings, and $789,842 was for services related to acquisitions. In 1999, this same law firm was paid $336,835, of which $295,084 was for general counsel services and $41,751 was for services related to acquisitions. In 2000, this same law firm was paid $1,490,247, of which $237,714 was for general counsel services, $1,122,747 was for services related to financings, and $129,786 was for services related to acquisitions. All payments made by the Company for general counsel services are classified with selling, general and administrative expenses on the statement of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to acquisitions have been capitalized as direct costs of the acquisitions.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

    For the years ended December 31, 1998, 1999, and 2000, the Company paid interest of $24,111,997, $49,071,977, and $57,124,818, respectively.

    For the years ended December 31, 1998, 1999, and 2000, the Company paid income taxes of $3,585,977, $7,519,755, and $651,966, respectively.

    The Company issued common stock valued at $6,000,000 in connection with a business combination in 2000. Also in 2000, the Company acquired $6,293,400 in equipment under a capital lease.

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                      FIRST      SECOND       THIRD      FOURTH
                                     QUARTER     QUARTER     QUARTER     QUARTER
                                    ---------   ---------   ---------   ---------
                                               (DOLLARS IN THOUSANDS)
1999:
  Revenue.........................  $  32,937      35,621      39,545      40,059
  Net loss........................     (1,841)     (2,958)     (3,472)    (20,769)
                                    =========   =========   =========   =========
2000:
  Revenue.........................  $  45,048      60,142      69,585      71,489
  Net loss........................    (18,183)    (12,094)    (15,985)    (42,855)
                                    =========   =========   =========   =========

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

    In 2000, the Company recognized stock-based compensation of approximately $16.5 million discussed in note 10, of which approximately $12.3 million was recognized in the first quarter. In the fourth quarter of 2000, the Company recognized a restructuring charge of approximately $16.5 million discussed in note 2.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND DEMAND NOTES PAYABLE

    The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENTS

    Investments classified as available-for-sale and trading are carried at their fair value which approximates $0.9 million and $0.4 million, respectively, at December 31, 2000 (see note 5 and note 7). The fair value of investments classified as available-for-sale at December 31, 1999 approximated
$7.3 million.

    Other non-current investments do not have a readily determinable fair value (not publicly traded). On an annual basis, management determines a fair value of its investments based on the financial performance of the investee, the fair value of similar investments, and in certain instances, based on traditional valuation models used by industry analysts. At December 31, 1999 and 2000, the Company had other non-current investments with a carrying value of approximately $36.2 million and $49.9 million, respectively, and estimated fair values of approximately $57.8 million and $84.9 million, respectively.

    LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 1999 and 2000, the Company had long-term debt with a carrying value of approximately $462.4 million and $756.8 million, respectively, and estimated fair values of approximately $447.6 million and $702.7 million, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company entered into interest rate swaps to manage its exposure to fluctuations in interest rates of its variable rate debt. The fair value of the Company's interest rate swaps is determined from valuations received from financial institutions. The fair value of these swaps was approximately
$1.0 million and $(4.7) million at December 31, 1999 and 2000, respectively. The fair value indicates an estimated amount the Company would receive (pay) if the contracts were cancelled or transferred to other parties.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) REVENUE CONCENTRATIONS

    Revenues for interstate access services is based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 27.3%, 25.4%, and 19.8% of the Company's total revenues for the years ended December 31, 1998, 1999, and 2000, respectively. The Company also derives significant revenues from

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(16) REVENUE CONCENTRATIONS (CONTINUED)
Verizon, principally from network access and billing and collecting service. Such revenues amounted to 10.4%, 10.9%, and 7.6% of the Company's total revenues for the years ended December 31, 1998, 1999, and 2000, respectively.

(17) REPORTABLE SEGMENTS

    The Company has two reportable segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communication services to customers in rural communities in which competition is currently limited for local telecommunications services. The competitive communications operations provide local, long distance and other communication services to customers in markets outside of the Company's traditional telephone markets.

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                DECEMBER 31, 1998                      DECEMBER 31, 1999
                       ------------------------------------   ------------------------------------
                       TRADITIONAL                            TRADITIONAL
                        TELEPHONE    COMPETITIVE               TELEPHONE    COMPETITIVE
                       OPERATIONS    OPERATIONS     TOTAL     OPERATIONS    OPERATIONS     TOTAL
                       -----------   -----------   --------   -----------   -----------   --------
                                                 (DOLLARS IN THOUSANDS)
Revenues from
  external
  customers..........   $ 89,500         3,061       92,561     136,477        11,685      148,162
Intersegment
  revenues...........         --           270          270          --         2,640        2,640
Interest expense.....     27,170            --       27,170      50,463           722       51,185
Depreciation and
  amortization.......     20,034            55       20,089      30,876           756       31,632
Stock-based
  compensation.......         --            --           --       3,386            --        3,386
Income tax (expense)
  benefit............        267         1,845        2,112      (2,337)        7,952        5,615
Extraordinary
  item--loss on early
  retirement of
  debt...............      2,521            --        2,521          --            --           --
EBITDA...............     44,350        (4,682)      39,668      70,969       (19,421)      51,548
Segment assets.......    436,838         5,576      442,414     487,354        31,297      518,651
Expenditures for
  segment assets.....     10,912         1,521       12,433      28,293        15,216       43,509

                                DECEMBER 31, 2000
                       ------------------------------------
                       TRADITIONAL
                        TELEPHONE    COMPETITIVE
                       OPERATIONS    OPERATIONS     TOTAL
                       -----------   -----------   --------
                              (DOLLARS IN THOUSANDS)
Revenues from
  external
  customers..........    191,779        54,485      246,264
Intersegment
  revenues...........         --         3,111        3,111
Interest expense.....     59,556         6,482       66,038
Depreciation and
  amortization.......     47,057         5,487       52,544
Stock-based
  compensation.......     12,323         4,128       16,451
Income tax (expense)
  benefit............     (5,615)       37,650       32,035
Extraordinary
  item--loss on early
  retirement of
  debt...............         --            --           --
EBITDA...............    111,404       (97,523)      13,881
Segment assets.......    839,228       103,490      942,718
Expenditures for
  segment assets.....     50,253        57,519      107,772

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1998, 1999, AND 2000

(17) REPORTABLE SEGMENTS (CONTINUED)

    A reconciliation of reportable segment amounts to the Company's consolidated balances for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
  Total revenue for reportable segments.....................  $ 92,831    150,802    249,375
  Elimination of intersegment revenue.......................      (270)    (2,640)    (3,111)
                                                              --------   --------   --------
      Total consolidated revenue............................  $ 92,561    148,162    246,264
                                                              ========   ========   ========
EBITDA to net loss:
  EBITDA....................................................  $ 39,668     51,548     13,881
  Other components of EBITDA:
    Depreciation and amortization...........................   (20,089)   (31,632)   (52,544)
    Interest expense........................................   (27,170)   (51,185)   (66,038)
    Stock-based compensation................................        --     (3,386)   (16,451)
    Extraordinary item--loss on early retirement of debt....    (2,521)        --         --
    Income tax benefit......................................     2,112      5,615     32,035
                                                              --------   --------   --------
      Net loss..............................................  $ (8,000)   (29,040)   (89,117)
                                                              ========   ========   ========
Assets:
  Total assets for reportable segments......................  $442,414    518,651    942,718
  Consolidating and eliminating adjustments.................      (302)      (616)    (1,295)
                                                              --------   --------   --------
      Consolidated total....................................  $442,112    518,035    941,423
                                                              ========   ========   ========

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

NAME                                          AGE                           POSITION
----                                        --------                        --------
Jack H. Thomas............................     60      Co-Founder, Chairman of the Board of Directors and
                                                         Chief Executive Officer

Eugene B. Johnson.........................     53      Co-Founder, Vice Chairman of the Board of Directors
                                                         and Chief Development Officer

John P. Duda..............................     53      President and Chief Operating Officer

Walter E. Leach, Jr.......................     49      Senior Vice President and Chief Financial Officer

Shirley J. Linn...........................     50      Vice President, General Counsel and Secretary

Peter G. Nixon............................     48      President--Telecom Group

Timothy W. Henry..........................     45      Vice President of Finance and Treasurer, Assistant
                                                         Secretary

Lisa R. Hood..............................     35      Vice President and Controller

Daniel G. Bergstein.......................     57      Co-Founder and Director

Frank K. Bynum, Jr........................     38      Director

Anthony J. DiNovi.........................     38      Director

George E. Matelich........................     44      Director

Kent R. Weldon............................     33      Director

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

    JOHN P. DUDA. Mr. Duda has served as the President and Chief Executive Officer of our Telecom Group, which has been responsible for all aspects of our traditional telephone operations, since August 1998. From January 1994 to August 1998, Mr. Duda served as our Chief Operating Officer. Prior to 1994,
Mr. Duda served as Vice President, Operations and Engineering of Rochester Tel Mobile Communications, State Vice President Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and served in various management positions with C&P Telephone and Bell Atlantic. Mr. Duda is currently on the United States Telecom Association's Board of Directors and serves on its Executive and Midsize Company committees. Effective April 1, 2001, Mr. Duda will assume the duties of President and COO of the Company.

    WALTER E. LEACH, JR. Mr. Leach has served as our Chief Financial Officer and Secretary since October 1994 and our Senior Vice President since February of 1998. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities.

    SHIRLEY J. LINN. Ms. Linn has served as our Vice President and General Counsel since October 2000 and our Secretary since December 2000. Prior to joining the Company, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.

    PETER G. NIXON. Mr. Nixon has served as President of our Telecom Group's Eastern Region since June 1999 and President of Chautauqua & Erie Telephone Corporation ("C&E") since July 1997 when we acquired C&E. From April 1, 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1, 1978 to March 31, 1989, Mr. Nixon served as Vice President of Operations for C&E. Mr. Nixon has served as the past Chairman of the New York State Telephone Association, in addition to his involvement in several community and regional organizations. Effective April 1, 2001, Mr. Nixon will become President--Telecom Group assuming the responsibilities previously held by Mr. Duda.

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

    ANTHONY J. DINOVI. Mr. DiNovi has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1988, Mr. DiNovi worked in the Corporate Finance Department at Wertheim Schroder & Co., Inc. Mr. DiNovi is a director of Eye Care Centers of America Inc., Fisher Scientific
International, Inc., US LEC Corp. and various private corporations.

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

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information for the fiscal year ended December 31, 2000 concerning compensation paid to our chief executive officer and our other four most highly compensated executive officers during 2000.

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                       ANNUAL COMPENSATION              AWARDS
                                                ----------------------------------   ------------
                                                                                      NUMBER OF
                                                                         OTHER        SECURITIES
                                                                         ANNUAL       UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR         SALARY     BONUS     COMPENSATION   OPTIONS/SARS   COMPENSATION (2)
---------------------------       --------      --------   --------   ------------   ------------   ----------------
Jack H. Thomas .................    2000        $375,000   $     --     $ 79,745        782,854         $28,247
Chairman and Chief Executive        1999         330,000    180,000       89,270             --           8,262
  Officer                           1998         300,000    150,000       71,101      1,300,000          15,750

Eugene B. Johnson ..............    2000        $285,000   $     --     $ 47,508        211,401         $ 8,099
Vice Chairman and Chief             1999         264,000    132,000       69,154             --           7,839
  Development Officer               1998         240,000    120,000       37,261      1,195,000          15,264

G. Brady Buckley(3) ............    2000        $274,856   $     --     $     --      1,285,173         $25,115
President and Chief Operating       1999         253,740    240,000      163,976        549,000           7,380
  Officer                           1998(1)      125,000     90,000           33             --              --

Walter E. Leach, Jr. ...........    2000        $165,000   $     --     $ 24,038        798,198         $ 7,943
Senior Vice President and Chief     1999         150,077     80,000       33,606             --           7,596
  Financial Officer                 1998         132,246     62,942       19,332        650,000          14,922

John P. Duda ...................    2000        $160,500   $ 80,000     $ 40,418        167,430         $ 8,099
President and Chief Operating       1999         150,037     75,000       54,065             --           7,839
  Officer(4)                        1998         142,589     49,000       26,511        410,000          15,264

--------------------------

(1) Represents six months of compensation.

(2) Reflects matching contributions made under our 401(k) plan and value of group term life insurance coverage.

(3) Resigned, effective as of December 31, 2000. Mr. Buckley's options to purchase shares of Class A common stock expired as of March 15, 2001.

(4) Effective April 1, 2001.

1995 STOCK OPTION PLAN

    Our 1995 Stock Option Plan was adopted on February 22, 1995. The 1995 plan provides for the grant of options to purchase up to an aggregate of 1,136,800 shares of our Class A common stock. The 1995 plan is administered by our compensation committee, which makes discretionary grants of options to our officers, directors and employees.

    Options granted under the 1995 plan may be incentive stock options, which qualify for favorable Federal income tax treatment under Section 422A of the Internal Revenue Code, or nonstatutory stock options.

    The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by our compensation committee, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by us and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the board of directors. As of March 15, 2001, a total of 592,460 options to purchase shares of our Class A common stock were outstanding under the 1995 plan. Such options were exercisable at a price of $.25 per share.

    Options granted under the 1995 plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 STOCK INCENTIVE PLAN

    In August 1998, we adopted our 1998 Stock Incentive Plan, the 1998 Plan. The 1998 Plan provides for grants to members of management of up to 6,952,540 nonqualified options to purchase our Class A common stock, at the discretion of the compensation committee. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. As of March 15, 2001, a total of 5,520,102 options were outstanding under the 1998 Plan.

    Pursuant to the terms of the grant, 4,656,800 options become exercisable only in the event that we are sold, an initial public offering of our common stock occurs, or other changes in control, as defined, occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in a sale of FairPoint would exceed a minimum selling price of $4.28 per share. Options have a term of ten years from date of grant. We will accrue as compensation expense the excess of the estimated fair value of our common stock over the exercise price of the options when and if a sale of FairPoint, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

    In April 2000, all of the options outstanding under FairPoint Solutions' stock option plan were converted to options to purchase our Class A common stock under the 1998 Plan. As a result, 925,500 options to purchase common stock of FairPoint Solutions were converted into an aggregate of 1,693,665 options, which become immediately exercisable upon vesting. As of March 15, 2001, 863,302 options to purchase our Class A common stock at an exercise price of $3.28 per share were outstanding under this grant. Upon completion of the conversion, the FairPoint Solutions stock option plan was terminated.

2000 EMPLOYEE STOCK OPTION PLAN

    In May 2000, the Company adopted the 2000 Employee Stock Option Plan. The 2000 Plan provides for grants to members of management of up to 10,019,200 options to purchase our Class A common stock, at the discretion of the compensation committee. Options granted under the 2000 Plan may be of two types:
(i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option. The maximum number of shares of our Class A common stock subject to options granted to any single participant in any calendar year is 1,500,000. As of March 15, 2001, the Company has granted 5,665,700 options under the 2000 plan, of which 3,533,036 were outstanding and 2,132,664 were forfeited. Unless otherwise determined by the compensation committee at the time of grant, options granted pursuant to the 2000 Plan will have an exercise price which is not less than the market value of a share of our Class A common stock on the date the option is granted. Options have a term of ten years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, we will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of our Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table shows individual grants of options made to the executive officers set forth in the Summary Compensation Table during fiscal year 2000. All such grants were made under the 2000 Employee Stock Option Plan.

                                                                                              POTENTIAL REALIZABLE VALUE
                                           % OF TOTAL                                         AT ASSUMED ANNUAL RATES OF
                                            OPTIONS                                            STOCK PRICE APPRECIATION
                       NUMBER OF SHARES    GRANTED TO                                             FOR OPTION TERM (1)
                          UNDERLYING      EMPLOYEES IN                                        ---------------------------
NAME                       OPTIONS        FISCAL YEAR     EXERCISE PRICE    EXPIRATION DATE        5%            10%
----                   ----------------   ------------   ----------------   ---------------   ------------   ------------
Jack H. Thomas.......       782,854           13.8%      $13.12 to $85.28   April 1, 2010      $1,927,797     $5,334,807
Eugene B. Johnson....       211,401            3.7%      $13.12 to $85.28   April 1, 2010      $  520,571     $1,440,583
G. Brady Buckley.....     1,285,173           22.7%      $13.12 to $85.28   April 1, 2010      $3,164,760     $8,757,864
Walter E. Leach,
  Jr.................       798,198           14.1%      $13.12 to $85.28   April 1, 2010      $1,965,572     $5,439,350
John P. Duda.........       167,430            3.0%      $13.12 to $85.28   April 1, 2010      $  412,304     $1,140,974

--------------------------

(1) This column shows the hypothetical gains on the options granted based on assumed annual compound price appreciation of 5% and 10% over the full ten-year term of the options. The assumed rates of appreciation are mandated by the SEC and do not represent our estimate or projection of future prices.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
  OPTION/SAR VALUES

    The following table sets forth the information with respect to the executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 2000, the number of securities underlying options as of December 31, 2000 and the year end value of all unexercised in-the-money options held by such individuals.

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                                SHARES        VALUE          OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                             ACQUIRED ON    REALIZED       FISCAL YEAR-END (#)              YEAR-END ($)
NAME                         EXERCISE (#)      ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                         ------------   ---------   -------------------------   ----------------------------
Jack H. Thomas.............         --             --     609,200/1,757,854           7,366,615/11,124,705
Eugene B. Johnson..........         --             --     511,950/1,107,651           6,153,155/10,226,213
G. Brady Buckley...........         --             --      137,250/411,750            1,350,540/4,051,620
Walter E. Leach, Jr........    182,800      2,293,116     152,350/1,255,248           1,738,314/5,214,941
John P. Duda...............    118,140      1,520,462      197,560/474,930            2,393,185/3,508,575

------------------------

(1) Represents the difference between the exercise price and the fair market value of our common stock at December 31, 2000.

    In January 2000, 16,580 warrants and 300,940 options to purchase our Class A common stock were exercised and the underlying shares were sold for aggregate proceeds of $3,975,836. In connection with this transaction, the board of directors approved the acceleration of the vesting and exercise of 40,600 options owned by Mr. Leach. In addition, Mr. Leach and Mr. Duda also received an aggregate of $1,165,000 from certain of our stockholders in satisfaction of a portion of such stockholders' stock appreciation rights obligations to Messrs. Duda and Leach.

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

ITEM 12. SECURITY OWNERSHIP AND BENEFICIAL MANAGEMENT

    The following table sets forth information regarding beneficial ownership of our Class A common stock as of March 15, 2001 for (i) each executive officer named in the "Summary Compensation Table"; (ii) each director, (iii) all of our executive officers and directors as a group, and (iv) each person who beneficially owns 5% or more of the outstanding shares of our Class A common stock.

                                                                NUMBER OF SHARES        PERCENT OF
                                                              BENEFICIALLY OWNED(1)   OUTSTANDING(1)
                                                              ---------------------   --------------
Executive Officers and Directors:
  Jack H. Thomas(2).........................................           2,082,590            4.1%
  Eugene B. Johnson(3)......................................             939,130            1.9%
  G. Brady Buckley(4).......................................                   0              *
  Walter E. Leach, Jr.(5)...................................             152,350              *
  John P. Duda(6)...........................................             197,560              *
  Daniel G. Bergstein(7)....................................           2,155,140            4.3%
  Frank K. Bynum, Jr.(8)....................................          18,199,496           36.3%
  Anthony J. DiNovi(9)......................................          21,461,720           42.8%
  George E. Matelich(8).....................................          18,199,496           36.3%
  Kent R. Weldon(9).........................................          21,461,720           42.8%
  All Executive Officers and Directors as a group                     43,726,126           87.3%
    (10 persons)............................................
5% Stockholders:
Kelso Investment Associates V, L.P. and Kelso Equity                                           %
  Partners V, L.P.(8) ......................................          18,199,496           36.3
  320 Park Avenue, 24th Floor
  New York, New York 10022
Thomas H. Lee Equity Fund IV, LP and Affiliates(9) .........          21,461,720           42.8%
  75 State Street
  Boston, Massachusetts 02109

------------------------

*   Less Than 1%.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 50,104,160 shares of common stock outstanding as of March 15, 2001.

(2) Includes 609,200 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 1,757,854 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(3) Includes 511,950 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 1,107,651 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(4) In connection with the termination of Mr. Buckley's employment by mutual agreement, we repurchased the 7,640 shares of Class A common stock owned by Mr. Buckley on January 3, 2001, representing all of the Class A common stock owned by Mr. Buckley. In addition, all of Mr. Buckley's options to purchase shares of Class A common stock expired as of March 15, 2001. Mr. Buckley did not exercise his options prior to such termination date.

(5) Includes 152,350 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 1,255,248 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(6) Includes 197,560 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 474,930 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(7) Includes 2,155,140 shares of Class A common stock owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and members of his immediate family.

(8) Includes 16,427,726 shares of Class A common stock owned by Kelso Investment Associates V, L.P. ("KIAV") and 1,771,770 shares of Class A common stock owned by Kelso Equity Partners V, L.P. ("KEPV"). KIAV and KEPV, due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David
    I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares of Class A common stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities.

(9) Shares of Class A common stock held by Thomas H. Lee Equity Fund IV, L.P. may be deemed to be beneficially owned by THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Company, Mr. DiNovi, Mr. Weldon and the other partners of Thomas H. Lee Partners, L.P. Each of such persons disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL ADVISORY AGREEMENTS

    We entered into a Management Services Agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of January 20, 2000 and an Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 with Kelso, pursuant to which THL Advisors and Kelso provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Pursuant to these agreements, we pay to each of THL Advisors and Kelso annual advisory fees of $500,000 payable on a quarterly basis until December 31, 2006 and we reimburse them for out of pocket expenses for the duration of the agreements. Further, we agreed to pay Kelso a transaction fee of approximately
$8.5 million, which fee is payable upon an initial public offering of our Class A common stock. In connection with our equity financing and recapitalization, we terminated our financial advisory agreement with Carousel Capital Partners, L.P., a former significant stockholder, and the original financial advisory agreement with Kelso. We paid advisory fees and out of pocket expenses of $1,071,343 and $449,627 to THL Advisors and Kelso in 2000 and 1999, respectively.

CONSULTING AGREEMENT

    On January 20, 2000, we terminated a consulting agreement dated as of July 31, 1997 between us and an entity controlled by Daniel G. Bergstein, a director and principal stockholder of the company, under which Mr. Bergstein provided general consulting and advice to us as reasonably requested from time to time. During 1999, we paid consulting fees under the consulting agreement of $132,831. During 2000, no consulting fees were paid.

LEGAL SERVICES

    Daniel G. Bergstein is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm which provides legal services to us. For the years ended December 31, 2000 and 1999, we paid Paul Hastings approximately $1,490,247 and $336,835, respectively, for legal services.

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

    We entered into a stockholders agreement with our stockholders, dated as of January 4, 2000, which contains provisions relating to: (i) the designation of members to our board of directors (including, two members to be designated by THL, two members by Kelso and the remaining members to be designated jointly by THL and Kelso), (ii) restrictions on transfers of shares, (iii) the requirement that our stockholders take certain actions upon the approval of a majority of the stockholders in connection with an initial public offering or a sale of FairPoint, (iv) the requirement of FairPoint to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (v) the participation rights of stockholders in connection with a sale of shares by other stockholders, and (vi) our right to purchase all (but not less than all) of the shares of a management stockholder in the event of resignation, termination of employment, death or disability. The stockholders agreement also provides that we must obtain consent from THL and Kelso in order for us to incur debt in excess of $5 million.

    We entered into a registration rights agreement with our stockholders, dated as of January 20, 2000, pursuant to which our stockholders have the right in certain circumstances and subject to certain conditions, to require us to register shares of our common stock held by them under the Securities Act of 1933, as amended. Under the registration rights agreement, except in limited circumstances, we are obligated to pay all expenses in connection with such registration.

    In connection with the execution of the stockholders agreement and the registration rights agreement, we terminated our previous stockholders agreement and registration rights agreement, each dated July 31, 1997.

PURCHASE OF COMMON STOCK BY MANAGEMENT

    In January 2000, 65,540 shares of our Class A common stock were purchased by 21 employees for an aggregate purchase price of $859,655, including 7,640 shares purchased by Mr. Buckley for a purchase price of $100,210.

TERMINATION OF PRESIDENT AND CHIEF OPERATING OFFICER

    In connection with the termination of Mr. Buckley's employment by mutual agreement, the Company entered into an agreement with him, effective in January 2001, providing that in consideration of the execution of such agreement, he would receive the following: (a) a $275,000 severance payment, which is payable in accordance with the Company's ordinary payroll practices;
(b) continued health benefits, on the same basis as prior to his termination, for an additional six months; and (c) an amount in cash equal to 5% of his 2000 W-2 compensation. In addition, pursuant to the terms of the agreement, Mr. Buckley exercised his right to tender his 7,640 shares of Class A common stock in exchange for a return of his original purchase price of $100,210. The termination agreement also provided for the acceleration of all of the options held by Mr. Buckley, with the result that as of December 31, 2000, Mr. Buckley was eligible, for a period of sixty days thereafter, to exercise a total of 274,500 stock options, each at a $3.28 exercise price. Mr. Buckley did not elect to exercise such options, however, prior to such expiration date.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

    Under date of March 8, 2001, except as to the fourth and fourteenth paragraphs of note 6 which are as of March 30, 2001, we reported on the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive losses and cash flows for each of the years in the three-year period ended December 31, 2000, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

March 8, 2001
Charlotte, North Carolina

                                  SCHEDULE II
                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                       Valuation and Qualifying Accounts
                 Years ended December 31, 1998, 1999, and 2000

                                                                     ADDITIONS
                                        BALANCE AT     ADDITIONS     CHARGED TO     DEDUCTIONS     BALANCE AT
                                       BEGINNING OF      DUE TO      COSTS AND    FROM ALLOWANCE     END OF
DESCRIPTION                                YEAR       ACQUISITIONS    EXPENSES        (NOTE)          YEAR
-----------                            ------------   ------------   ----------   --------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Year ended December 31, 1998:
  Allowance for doubtful
    receivables......................      $ 49            621            390           356             704
                                           ====           ====         ======          ====          ======
Year ended December 31, 1999:
  Allowance for doubtful
    receivables......................      $704             70            634           487             921
                                           ====           ====         ======          ====          ======
Year ended December 31, 2000:
  Allowance for doubtful
    receivables......................      $921            311          2,778           802           3,208
                                           ====           ====         ======          ====          ======

------------------------

Note: Customers' accounts written-off, net of recoveries.

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

                     SIGNATURES                                     TITLE                      DATE
                     ----------                                     -----                      ----
                 /s/ JACK H. THOMAS                    Director, Chairman of the Board
     -------------------------------------------         of Directors, and Chief          April 2, 2001
                   Jack H. Thomas                        Executive Officer

                                                       Director, Vice Chairman of the
                /s/ EUGENE B. JOHNSON                    Board of Directors, Executive
     -------------------------------------------         Vice President and Assistant     April 2, 2001
                  Eugene B. Johnson                      Secretary

              /s/ WALTER E. LEACH, JR.                 Senior Vice President and Chief
     -------------------------------------------         Financial Officer (Principal     April 2, 2001
                Walter E. Leach, Jr.                     Finance Officer)

                  /s/ LISA R. HOOD                     Controller (Principal Accounting
     -------------------------------------------         Officer)                         April 2, 2001
                    Lisa R. Hood

               /s/ DANIEL G. BERGSTEIN                 Director
     -------------------------------------------                                          April 2, 2001
                 Daniel G. Bergstein

               /s/ FRANK K. BYNUM, JR.                 Director
     -------------------------------------------                                          April 2, 2001
                 Frank K. Bynum, Jr.

                /s/ ANTHONY J. DINOVI                  Director Anthony J. DiNovi
     -------------------------------------------                                          April 2, 2001
                  Anthony J. Dinovi

               /s/ GEORGE E. MATELICH                  Director
     -------------------------------------------                                          April 2, 2001
                 George E. Matelich

                 /s/ KENT R. WELDON                    Director
     -------------------------------------------                                          April 2, 2001
                   Kent R. Weldon

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits

          2.1           Stock Purchase Agreement dated as of December 23, 1999 by
                        and among MJD Ventures, Inc., TPG Communications, Inc., TPG
                        Partners, L.P., TPG Parallel I, L.P., J. Milton Lewis and
                        Robert DiPauli.(1)

          2.2           Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso
                        Investment Associates V, L.P., Kelso Equity Partners V,
                        L.P., Carousel Capital Partners, L.P. and certain other
                        signatories thereto.(1)

          2.3 Stock Purchase Agreement dated as April 25, 2000 by and among MJD Ventures, Inc., Fremont Telcom Co. and the other parties thereto.(4)

          2.4 Stock Purchase Agreement dated as of May 23, 2000 by and among MJD Ventures, Inc., W.B.W. Trust Number One and
                        Comerco, Inc.(4)

          3.1 Sixth Amended and Restated Certificate of Incorporation of the Company.(2)

          3.2           By-Laws of the Company.(4)

          3.3 Certificate of Designation of Series D Preferred Stock of the Company.(1)

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

         10.6 Fifth Amendment and Consent dated as of October 6, 2000 among FairPoint, First Union, National Bank, Bank of
                        America, N.A. and Bankers Trust Company.(5)

         10.7           Sixth Amendment to Credit Agreement and First Amendment to
                        Pledge Agreement dated as of March 30, 2001 among FairPoint,
                        First Union, National Bank, Bank of America, N.A. and
                        Bankers Trust Company.*

         10.8           Amended and Restated Credit Agreement dated as of November
                        9, 2000 among FairPoint Solutions, various lending institutions, Bank of America, N.A., Bankers Trust Company and First Union National Bank.(5)

         10.9           First Amendment to Amended and Restated Credit Agreement
                        dated as of March 9, 2001 and effective as of March 21, 2001 among FairPoint Solutions, various lending institutions,
                        Bank of America, N.A., Bankers Trust Company and First Union
                        National Bank.*

        10.10           Amended and Restated Security Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions and First Union
                        National Bank.(5)

        10.11           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp.- New York, FairPoint Communications Solutions Corp.-
                        Virginia and FairPoint Solutions Capital, LLC.(5)

        10.12           Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of November 9, 2000 among
                        FairPoint and First Union National Bank.(5)

        10.13           Amended and Restated Pledge Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, the Guarantors, the Pledgors and First Union National Bank.(5)

        10.14           Amended and Restated Tax Sharing Agreement dated November 9,
                        2000 by and among FairPoint and its Subsidiaries.(5)

        10.15           Form of B Term Note.(3)

        10.16           Form of C Term Note Floating Rate.(3)

        10.17           Form of C Term Note Fixed Rate.(3)

        10.18           Form of RF Note.(3)

        10.19           Form of AF Note.(3)

        10.20           Subsidiary Guaranty dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)

        10.21           Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)

        10.22           Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)

        10.23           Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

        10.24           Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)

        10.25 Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
                        Company, L.P.(1)

        10.26           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)

        10.27           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

        10.28           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

        10.29 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

        10.30 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Jack Thomas.(1)

        10.31 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Eugene Johnson.(1)

        10.32 Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)

        10.33 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)

        10.34           Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among FairPoint and the other parties thereto.(1)

        10.35           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

        10.36           FairPoint 1995 Stock Option Plan.(4)

        10.37           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

        10.38           FairPoint 2000 Employee Stock Option Plan.(4)

           12           Ratio of earnings to fixed charges calculation.*

           21           Subsidiaries of the Company.*

------------------------

*   Filed herewith.

(1) Incorporated by reference to the annual report of the Company for the year ended 1999, filed on Form 10-K.

(2) Incorporated by reference to the amended annual report of the Company for the year ended 1999, filed on Form 10-K/A.

(3) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of October 1, 1998.

(4) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(5) Incorporated by reference to the quarterly report filed on Form 10-Q for the period ended September 30, 2000.

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

    On May 10, 2000 the Company filed a Current Report on Form 8-K, dated
May 9, 2000, announcing its intention to raise $200 million through a private offering of senior subordinated notes. The senior subordinated notes will have a ten-year term and interest will be paid semi-annually in cash.

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

    On December 18, 2000, the Company filed a Current Report on Form 8-K, dated December 18, 2000, announcing the consolidation of the operations of FairPoint Solutions.

    On January 5, 2001, the Company filed a Current Report on Form 8-K announcing the completion of its plan to consolidate the operations of FairPoint Solutions.

    On March 19, 2001, the Company filed a Current Report on Form 8-K, dated March 12, 2001, announcing year end and fourth quarter results for the year ended December 31, 2001.

    On March 23, 2001, the Company filed a Current Report on Form 8-K disclosing certain changes in management effective April 1, 2000.