Form 10-Q
period 2001-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2001-05-14
CIK 1062613

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 1, 2001, the registrant had outstanding 45,834,720 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2001
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3
          Condensed Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000.....................................      3
          Condensed Consolidated Statements of Operations for the
            three months ended March 31, 2001 and 2000................      4
          Condensed Consolidated Statements of Comprehensive Losses
            for the three months ended March 31, 2001 and 2000........      5
          Condensed Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 and 2000................      6
          Notes to Condensed Consolidated Financial Statements........      7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     10

Item 3a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     15

PART II. OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders..........     17

Item 5.   Other Information...........................................     17

Item 6.   Exhibits and Reports on Form 8-K............................     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS

Current assets:
  Cash......................................................   $   5,612         1,023
  Accounts receivable.......................................      46,926        48,257
  Other.....................................................       8,149         7,763
                                                               ---------      --------
Total current assets........................................      60,687        57,043
                                                               ---------      --------
Property, plant, and equipment, net.........................     354,651       348,916
                                                               ---------      --------
Other assets:
  Investments...............................................      49,985        50,353
  Goodwill, net of accumulated amortization.................     448,516       451,486
  Deferred charges and other assets.........................      31,779        33,625
                                                               ---------      --------
Total other assets..........................................     530,280       535,464
                                                               ---------      --------
Total assets................................................   $ 945,618       941,423
                                                               =========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable..........................................   $  25,590        38,118
  Current portion of long-term debt and other long-term
    liabilities.............................................       6,818         6,480
  Demand notes payable......................................         484           535
  Accrued interest payable..................................      22,407        11,547
  Restructuring accrual.....................................      18,984        13,343
  Other accrued liabilities.................................      37,850        34,612
                                                               ---------      --------
Total current liabilities...................................     112,133       104,635
                                                               ---------      --------
Long-term liabilities:
  Long-term debt, net of current portion....................     813,591       751,630
  Deferred credits and other long-term liabilities..........      15,774        15,754
                                                               ---------      --------
Total long-term liabilities.................................     829,365       767,384
                                                               ---------      --------
Minority interest...........................................          16            15
                                                               ---------      --------
Common stock subject to put options.........................       4,136         5,011
                                                               ---------      --------
Stockholders' equity:
  Common stock..............................................         498           498
  Additional paid-in capital................................     224,293       227,245
  Unearned compensation.....................................      (7,864)       (9,707)
  Accumulated other comprehensive income (loss).............      (3,897)          440
  Accumulated deficit.......................................    (213,062)     (154,098)
                                                               ---------      --------
Total stockholders' equity (deficit)........................         (32)       64,378
                                                               ---------      --------
Total liabilities and stockholders' equity..................   $ 945,618       941,423
                                                               =========      ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Revenues....................................................   $ 75,838       45,048
                                                               --------      -------
Operating expenses:
  Network operating costs...................................     35,194       20,089
  Selling, general and administrative.......................     20,856       16,282
  Depreciation and amortization.............................     16,199        8,996
  Restructure charge........................................     33,607           --
  Stock-based compensation, net of forfeitures..............       (741)      12,323
                                                               --------      -------
Total operating expenses....................................    105,115       57,690
                                                               --------      -------
Loss from operations........................................    (29,277)     (12,642)
                                                               --------      -------
Other income (expense):
  Net gain on sale of investments...........................         --          206
  Interest and dividend income..............................        603          912
  Interest expense..........................................    (30,863)     (10,165)
  Other, net................................................        893          681
                                                               --------      -------
Total other expense.........................................    (29,367)      (8,366)
                                                               --------      -------
Loss before income taxes....................................    (58,644)     (21,008)
Income tax benefit (expense)................................       (319)       2,826
Minority interest in income of subsidiaries.................         (1)          (1)
                                                               --------      -------
Net loss....................................................   $(58,964)     (18,183)
                                                               ========      =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------
                                                                2001                   2000
                                                     ---------------------------   ------------
                                                               (DOLLARS IN THOUSANDS)
Net loss...........................................                   $(58,964)       (18,183)

Other comprehensive loss:
    Unrealized holding loss arising during period
      on available-for-sale securities, net of tax
      benefit of $292 in 2000......................                        (53)          (477)

    Cash flow hedges:
      Cumulative effect of a change in accounting
        principle..................................    $ (4,664)                           --
      Less: reclassification adjustment............         380         (4,284)            --
                                                       --------       --------       --------
Other comprehensive loss...........................                     (4,337)          (477)
                                                                      --------       --------
Comprehensive loss.................................                   $(63,301)       (18,660)
                                                                      ========       ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................   $(58,964)     (18,183)
                                                               --------     --------
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Amortization of debt issue costs..........................      3,417          649
  Depreciation and amortization.............................     16,199        8,996
  Impairment of long-lived assets...........................     17,916           --
  Other non cash items......................................      4,434       11,191
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable and other current assets............        860       (3,229)
    Accounts payable and accrued expenses...................     (5,211)       3,523
    Restructuring accrual...................................      5,641           --
                                                               --------     --------
  Total adjustments.........................................     43,256       21,130
                                                               --------     --------
  Net cash provided by (used in) operating activities.......    (15,708)       2,947
                                                               --------     --------
Cash flows from investing activities:
  Net capital additions.....................................    (36,485)     (10,446)
  Other, net................................................      1,298         (818)
                                                               --------     --------
  Net cash used in investing activities.....................    (35,187)     (11,264)
                                                               --------     --------
Cash flows from financing activities:
  Loan origination costs....................................     (1,963)      (3,251)
  Proceeds from issuance of long-term debt..................    130,125        5,861
  Repayment of long-term debt...............................    (67,859)    (104,702)
  Net proceeds from the issuance of common stock............         --      159,160
  Other, net................................................     (4,819)         (14)
                                                               --------     --------
  Net cash provided by financing activities.................     55,484       57,054
                                                               --------     --------
Net increase in cash........................................      4,589       48,737
Cash, beginning of period...................................      1,023        9,923
                                                               --------     --------
Cash, end of period.........................................   $  5,612       58,660
                                                               ========     ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

(1) ORGANIZATION AND BASIS OF FINANCIAL REPORTING

    In the opinion of the management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain amounts from 2000 have been reclassified to conform to the current period presentation.

(2) RESTRUCTURE CHARGE

    In December 2000, the Company initiated a realignment and restructure of its competitive communications business, FairPoint Communications Solutions Corp. ("FairPoint Solutions"), which resulted in recording a nonrecurring charge of approximately $16.5 million.

    In the first quarter of 2001, the Company completed its plans for the restructure of operations at FairPoint Solutions, which resulted in recording a nonrecurring charge of approximately $33.6 million. Of the total first quarter 2001 restructure charge, approximately $3.4 million relates to employee termination benefits and other employee termination related costs. The Company terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

    The restructure charge in the first quarter of 2001 includes approximately $12.2 million in contractual obligations for such items as equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructure charge also includes $17.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    Selected information relating to the restructure charge follows:

                                                           EQUIPMENT,
                                                           OCCUPANCY,    WRITE DOWN OF
                                             EMPLOYEE      AND OTHER       PROPERTY,
                                            TERMINATION      LEASE        PLANT, AND
                                             BENEFITS     TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                            -----------   ------------   -------------   --------   --------
                                                                      (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Restructure charge........................     $3,271        10,252           2,854         108      16,485
Write-down of assets to net realizable
  value...................................         --            --          (2,854)         --      (2,854)
Cash payments.............................       (243)          (45)             --          --        (288)
                                               ------        ------         -------        ----     -------
Restructuring accrual as of December 31,
  2000....................................      3,028        10,207              --         108      13,343
Restructure charge........................      3,416        12,180          17,916          95      33,607
Write-down of assets to net realizable
  value...................................         --            --         (17,916)         --     (17,916)
Cash payments.............................     (5,044)       (4,883)             --        (123)    (10,050)
                                               ------        ------         -------        ----     -------
Restructuring accrual as of March 31,
  2001....................................     $1,400        17,504              --          80      18,984
                                               ======        ======         =======        ====     =======

(3) INTEREST RATE SWAP AGREEMENTS

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of March 31, 2001, the Company has nine interest rate swap agreements with a combined notional amount of $325.0 million with expiration dates ranging from November 2001 through May 2004.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY, AN AMENDMENT TO SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative-effect-type adjustment of approximately $4.7 million in accumulated other comprehensive income to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. The Company expects to reclassify as interest expense during the next twelve months approximately $1.6 million from the transition adjustment that was recorded in accumulated other comprehensive income.

    During the period ended March 31, 2001, the Company discontinued hedge accounting prospectively on its interest rate swap agreements. As of March 31, 2001, the interest rate swap agreements' fair value was approximately
$10.6 million. The change in the fair value of the interest rate swap agreements during the period ended March 31, 2001 (approximately $5.9 million) has been recorded in the statement of operations as an increase to interest expense. In addition, approximately $0.4 million has been reclassified as interest expense from the transition adjustment recorded in accumulated other comprehensive income during the period ended March 31, 2001.

(4) ACQUISITIONS

    The Company acquired traditional telephone properties through a number of acquisitions in 2000. On April 3, 2000, the Company acquired 100% of the common stock of GTC Communications, Inc. and Peoples Mutual Telephone Company. On
June 1, 2000, the Company acquired 100% of the common stock of Fremont Telcom Co. On July 3, 2000, the Company acquired 100% of the common stock of Comerco, Inc. The aggregate purchase price for these acquisitions was $363.1 million, which included $86.9 million of acquired debt. Acquisition costs were approximately $1.2 million. These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements from the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $231.2 million and will be amortized over an estimated useful life of 40 years.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the completed acquisitions referred to in the preceding paragraph occurred on January 1, 2000. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                                 PRO FORMA
                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2000
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Revenues.................................................           $59,609
Net loss.................................................           (20,209)

(5) LONG TERM DEBT

    On March 21, 2001, FairPoint Solutions completed an amendment to its FairPoint Solutions' Amended and Restated Credit Agreement. Under this amendment, funds available to FairPoint Solutions under this facility were lowered from $250.0 million to $200.0 million. Debt issue costs of approximately $1.9 million were written off as a result of the decrease in the borrowing capacity on this facility. As of March 31, 2001, $86.1 million was outstanding on this facility.

    On March 30, 2001, the Company completed an amendment to its Credit Facility. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides the Company with the ability, until December 31, 2001, to increase its term facilities by up to an aggregate of $150.0 million. The Company also amended certain of the financial covenants. On April 11, 2001, the Company issued $64.0 million of term debt as permitted under this amendment. The proceeds were used to reduce the revolving facility and the revolving acquisition facility by approximately
$32.0 million each.

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                              TRADITIONAL
                                                               TELEPHONE    COMPETITIVE
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              -----------   -----------   --------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Three months ended March 31, 2001:
  Revenues from external customers..........................    $54,986        20,852      75,838
  Intersegment revenues.....................................         --           985         985
  EBITDA....................................................     31,959       (44,283)    (12,324)

Three months ended March 31, 2000:
  Revenues from external customers..........................    $39,059         5,989      45,048
  Intersegment revenues.....................................         --           771         771
  EBITDA....................................................     20,825       (10,350)     10,475

    A reconciliation of EBITDA to the Company's net loss for the three months ended March 31, 2001 and 2000 is as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          -----------------------
                                                             2001         2000
                                                          ----------   ----------
                                                                (UNAUDITED)
                                                          (DOLLARS IN THOUSANDS)
EBITDA..................................................   $(12,324)      10,475

Other components of net loss:
  Depreciation and amortization.........................    (16,199)      (8,996)
  Interest expense......................................    (30,863)     (10,165)
  Stock-based compensation expense, net of
  forfeitures...........................................        741      (12,323)
  Income tax benefit (expense)..........................       (319)       2,826
                                                           --------     --------
    Net loss............................................   $(58,964)     (18,183)
                                                           ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its Subsidiaries (collectively, the "Company" or "FairPoint"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

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

OVERVIEW

    We are a facilities-based provider of voice, data and Internet services. We were incorporated in 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our first traditional telephone company acquisition in 1993, we have acquired 28 such companies, which currently operate in 17 states. In early 1998, we launched our competitive communications business by competing for small- and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this approach as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide the financial capacity to help fund our continued growth.

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

    The following summarizes our percentage of revenues from these sources:

                                                              % OF REVENUE
                                                        THREE-MONTH PERIOD ENDED
                                                        -------------------------
                                                        MARCH 31,       MARCH 31,
REVENUE SOURCE                                            2001            2000
--------------                                          ---------       ---------
Local calling services................................     36%             33%
Network access charges................................     39%             44%
Long distance services................................     13%             10%
Data and Internet services............................      5%              4%
Other services........................................      7%              9%

OPERATING EXPENSES

    Our operating expenses are categorized as network operating costs, selling, general and administrative expenses, depreciation and amortization, restructure charge and stock-based compensation expense.

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

ACQUISITIONS

    As we continue our acquisition efforts, we intend to focus our efforts on traditional telephone companies that enable us to enhance the implementation of our strategy as a competitive communications provider. Our past acquisitions have had a major impact on our operations.

    In 2000, we acquired four traditional telephone companies for an aggregate purchase price of $363.1 million, which included $86.9 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 79,500 access lines.

    In May 2001, the Company executed a purchase contract to acquire approximately 3,000 access lines located in Southwestern Pennsylvania.

RESULTS OF OPERATIONS

  THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARED WITH THREE MONTH PERIOD ENDED
    MARCH 31, 2000

    REVENUES. Revenues increased $30.8 million to $75.8 million for the three months ended March 31, 2001 from $45.0 million for the three months ended
March 31, 2000. Of this increase, $14.3 million was attributable to the internal growth of our competitive and traditional communications businesses and $16.5 million was attributable to revenues from companies we acquired in 2000. Local calling services accounted for $12.7 million of this increase, including an increase of $7.1 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $5.6 million from companies we acquired in 2000. Network access charges increased $9.7 million, including an increase of $7.1 million from companies we acquired in 2000 and $2.6 million from new business lines added in our competitive and traditional communications markets. Long distance services revenues increased $5.0 million, including an increase of $4.0 million from new long distance retail and wholesale customers and an increase of $1.0 million from companies we acquired in 2000. Data and Internet services revenues increased $2.3 million, including an increase of $1.4 million from acquisitions and an increase of $0.9 million as a result of increased service offerings to our customers. Other revenues increased $1.1 million primarily due to other revenue contributed by the companies we acquired in 2000.

OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $15.1 million to $35.2 million for the three months ended March 31, 2001 from $20.1 million for the three months ended March 31, 2000. Of this increase, $11.2 million was attributable to operating expenses associated with the growth in our competitive communications markets and increased growth in our traditional telephone companies local calling, network access and long distance service offerings. The companies we acquired in 2000 accounted for $3.9 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.6 million to $20.9 million for the three months ended March 31, 2001 from $16.3 million for the three months ended
March 31, 2000. Contributing to this increase were costs of $2.0 million primarily related to selling, customer support and administration activities to support our growth in competitive markets. The companies we acquired in 2000 contributed $2.6 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $7.2 million to $16.2 million for the three months ended March 31, 2001 from $9.0 million for the three months ended March 31, 2000. This increase consisted of $2.5 million attributable to the increased investment in our communications network to support the growth of our competitive communications business and $4.7 million related to the companies we acquired in 2000.

    RESTRUCTURE CHARGE. In the first quarter of 2001, we completed our plans for the restructure of operations at FairPoint Solutions, which resulted in recording a nonrecurring charge of approximately $33.6 million. Of the total first quarter 2001 restructure charge, approximately $3.4 million relates to employee termination benefits and other employee termination related costs. We terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

    The restructure charge in the first quarter of 2001 includes approximately $12.2 million in contractual obligations for such items as equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructure charge also includes $17.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.1 million of other incremental costs incurrred as a direct result of the restructuring plan.

    STOCK-BASED COMPENSATION. For the three months ended March 31, 2001, we recognized a net non-cash compensation benefit of $0.7 million in association with the exchange of FairPoint Solutions employee stock options. The net benefit is a result of reversing previous compensation charges due to the forfeiture of stock options. For the three months ended March 31, 2000, we recognized non-cash compensation charges of $12.3 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by one of our principal shareholders. The compensation expense also included the settlement of a cash payment obligation between certain of our employee-shareholders and our principal shareholders under their pre-existing shareholder's agreement for $8.5 million.

    LOSS FROM OPERATIONS. Loss from operations increased $16.7 million to $29.3 million for the three months ended March 31, 2001 from $12.6 million for the three months ended March 31, 2000. This increase was primarily attributable to the $33.6 million restructure charge and the expenses associated with our expansion into competitive markets offset by the change in stock-based compensation discussed above. We expect losses from operations to continue for the next few years as we develop and grow our competitive communications business.

    OTHER INCOME (EXPENSE). Total other expense increased $21.0 million to $29.4 million for the three months ended March 31, 2001 from $8.4 million for the three months ended March 31, 2000. The expense consists primarily of interest expense on long-term debt. For the three months ended March 31, 2001, the Company recorded interest expense of approximately $6.3 million which relates to the change in the fair value of the interest rate swap agreements during the period ended March 31, 2001 ($5.9 million) and the reclassification from the transition adjustment recorded in accumulated other comprehensive income
($0.4 million).

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $0.3 million for the three months ended March 31, 2001. Income tax benefit was $2.8 million for the three months ended March 31, 2000. Income tax benefit decreased for the three months ended March 31, 2001, as the tax benefit related to the net operating loss carryforwards are not being recognized. Income tax expense for the three months ended March 31, 2001 relates to income taxes owed in certain states.

    NET LOSS. Our net loss was $59.0 million for the three months ended March 31, 2001, compared to a net loss of $18.2 million for the three months ended March 31, 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our traditional telephone companies' cash flow from operations and our Credit Facility will fund the capital expenditures, working capital and debt service requirements of our traditional telephone companies for the foreseeable future. We will require significant capital resources to fund the competitive communications business which will be funded primarily by FairPoint Solutions' senior secured credit facility. Our capital requirements will include the funding of operations and capital asset expenditures.

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

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $66.9 million principal amount outstanding as of March 31, 2001 that matures on June 30, 2006 and the other with the principal amount of approximately $69.8 million outstanding that matures on June 30, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of March 31, 2001, $81.5 million was outstanding on the revolving facility, $88.1 million was outstanding on the revolving acquisition facility and $80.4 million was available for borrowing under the remaining revolving acquisition facility and revolving facility. On March 30, 2001, we completed an amendment to our Credit Facility. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides the Company with the ability, until December 31, 2001, to increase its term facilities by up to an aggregate of $150.0 million. We also amended certain of the financial covenants. On April 11, 2001, we issued

$64.0 million of term debt as permitted under this amendment. The proceeds were used to reduce the revolving facility and the revolving acquisition facility by approximately $32.0 million each.

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

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On March 21, 2001, we completed an amendment to the FairPoint Solutions' Amended and Restated Credit Agreement. The First Amendment to the Amended and Restated FairPoint Solutions Credit Facility provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50.0 million. FairPoint Solutions can borrow up to $125.0 million under the term tranche of such facility. The total commitment of $200.0 million matures on November 9, 2001; provided, however, that upon receipt of all necessary regulatory approvals, which FairPoint Solutions anticipates receiving prior to November 2001, the maturity date shall be extended to November 9, 2007. As of March 31, 2001, $86.1 million was outstanding on this facility.

CASH FLOWS

    Net cash used by operating activities was $15.7 million for the three months ended March 31, 2001 and net cash provided by operating activities was $2.9 million for the three months ended March 31, 2000. Net cash used in investing activities was $35.2 million and $11.3 million for the three months ended March 31, 2001 and 2000, respectively. These cash flows primarily reflect capital expenditures of $36.5 million and $10.4 million for the three months ended March 31, 2001 and 2000, respectively. Net cash provided by financing activities was $55.5 million and $57.1 million for the three months ended
March 31, 2001 and 2000, respectively. The cash flows for the three months ended March 31, 2001 primarily represent the net issuance and repayment of long term debt. The cash flows for the three months ended March 31, 2000 primarily represent the proceeds from an equity transaction of $159.2 million and the repayment of long term debt of $104.7 million.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2001, we recorded our marketable available-for-sale equity securities at a fair value of $0.9 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 82% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities has variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately $1.0 million for the three months ended March 31, 2001.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $10.6 million at March 31, 2001. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. The change in the fair value of the interest rate swap agreements is recorded in the statement of operations as interest expense. In connection with our Credit Facility, we used six interest rate swap agreements with notional amounts of $25.0 million each, and one interest rate swap with a notional amount of $50.0 million to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.32% to 9.34%. The swap agreements expire from November 2001 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. Such swap agreement expires May 3, 2003. FairPoint Solutions used an interest rate swap agreement with a notional amount of $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions' Amended and Restated Credit Facility to a fixed rate of 10.59%. This swap agreement expires in November 2003.

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

Dated: May 14, 2001

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

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

           21           Subsidiaries of the Company.(5)

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

(5) Incorporated by reference to the annual report of FairPoint for the year ended 2000, filed on Form 10-K.

    (b) Reports on 8-K

    On January 5, 2001, the Company filed a Current Report on Form 8-K announcing the completion of its plan to consolidate the operations of FairPoint Solutions.

    On March 19, 2001, the Company filed a Current Report on Form 8-K, dated March 12, 2001, announcing year end and fourth quarter results for the year ended December 31, 2001.

    On March 23, 2001, the Company filed a Current Report on Form 8-K disclosing certain changes in management effective April 1, 2001.

    On April 12, 2001, the Company filed a Current Report on Form 8-K announcing that both the Company's and its competitive communications subsidiary, FairPoint Communications Solutions Corp., had amended their respective senior credit facilities.

    On May 8, 2001, the Company filed a Current Report on Form 8-K announcing first quarter results for the quarterly period ended March 31, 2001.