Form 10-Q
period 2001-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2001-08-14
CIK 1062613

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 1, 2001, the registrant had outstanding 45,834,720 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.
              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2001
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3
          Condensed Consolidated Balance Sheets as of June 30, 2001
            and December 31, 2000.....................................      3
          Condensed Consolidated Statements of Operations for the
            three months and six months ended June 30, 2001 and
            2000......................................................      4
          Condensed Consolidated Statements of Comprehensive Losses
            for the three months and six months ended June 30, 2001
            and 2000..................................................      5
          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2001 and 2000.......................      6
          Notes to Condensed Consolidated Financial Statements........      7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     12

Item 3a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     20

PART II. OTHER INFORMATION

Item 4.   Submission of Matter to a Vote of Security Holders..........     22

Item 5.   Other Information...........................................     22

Item 6.   Exhibits and Reports on Form 8-K............................     22

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash......................................................   $   4,952         1,023
  Accounts receivable.......................................      49,547        48,257
  Other.....................................................       8,827         7,763
                                                               ---------      --------
Total current assets........................................      63,326        57,043
                                                               ---------      --------
Property, plant, and equipment, net.........................     351,293       348,916
                                                               ---------      --------
Other assets:
  Investments...............................................      51,024        50,353
  Goodwill, net of accumulated amortization.................     445,547       451,486
  Deferred charges and other assets.........................      31,396        33,625
                                                               ---------      --------
Total other assets..........................................     527,967       535,464
                                                               ---------      --------
Total assets................................................   $ 942,586       941,423
                                                               =========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................   $  23,997        38,118
  Current portion of long-term debt and other long-term
    liabilities.............................................       7,107         6,480
  Demand notes payable......................................         484           535
  Accrued interest payable..................................      14,845        11,547
  Restructuring accruals....................................      16,120        13,343
  Other accrued liabilities.................................      31,968        34,612
                                                               ---------      --------
Total current liabilities...................................      94,521       104,635
                                                               ---------      --------
Long-term liabilities:
  Long-term debt, net of current portion....................     851,670       751,630
  Deferred credits and other long-term liabilities..........      15,009        15,754
                                                               ---------      --------
Total long-term liabilities.................................     866,679       767,384
                                                               ---------      --------
Minority interest...........................................          16            15
                                                               ---------      --------
Common stock subject to put option..........................       4,136         5,011
                                                               ---------      --------
Stockholders' equity:
  Common stock..............................................         498           498
  Additional paid-in capital................................     224,293       227,245
  Unearned compensation.....................................      (7,376)       (9,707)
  Accumulated other comprehensive income (loss).............      (3,270)          440
  Accumulated deficit.......................................    (236,911)     (154,098)
                                                               ---------      --------
Total stockholders' equity (deficit)........................     (22,766)       64,378
                                                               ---------      --------
Total liabilities and stockholders' equity..................   $ 942,586       941,423
                                                               =========      ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                            ----------------------------   -------------------------
                                                2001            2000          2001          2000
                                            -------------   ------------   -----------   -----------
                                                             (DOLLARS IN THOUSANDS)
Revenues..................................  $     75,513         59,899        151,351       104,947
                                            ------------    -----------    -----------   -----------
Operating expenses:
  Network operating costs.................        34,222         29,466         69,416        49,555
  Selling, general and administrative.....        23,721         21,830         44,577        38,112
  Depreciation and amortization...........        18,434         12,877         34,633        21,873
  Restructure charges.....................         1,463             --         35,070            --
  Stock-based compensation, net of
    forfeitures...........................           601          1,376           (140)       13,699
                                            ------------    -----------    -----------   -----------
Total operating expenses..................        78,441         65,549        183,556       123,239
                                            ------------    -----------    -----------   -----------
Loss from operations......................        (2,928)        (5,650)       (32,205)      (18,292)
                                            ------------    -----------    -----------   -----------
Other income (expense):
  Net gain on sale of investments.........            22          2,637             22         2,843
  Interest and dividend income............           698            488          1,301         1,400
  Interest expense........................       (22,467)       (17,112)       (53,330)      (27,277)
  Other, net..............................         1,129          2,565          2,022         3,246
                                            ------------    -----------    -----------   -----------
Total other expense.......................       (20,618)       (11,422)       (49,985)      (19,788)
                                            ------------    -----------    -----------   -----------
Loss before income taxes..................       (23,546)       (17,072)       (82,190)      (38,080)
Income tax benefit (expense)..............          (302)         4,978           (621)        7,804
Minority interest in income of
  subsidiaries............................            (1)            --             (2)           (1)
                                            ------------    -----------    -----------   -----------
Net loss..................................  $    (23,849)       (12,094)       (82,813)      (30,277)
                                            ============    ===========    ===========   ===========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

                                  (UNAUDITED)

                                           THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                          ------------------------------   ------------------------------
                                                 2001             2000            2001             2000
                                          -------------------   --------   -------------------   --------
                                                              (DOLLARS IN THOUSANDS)
Net loss................................             $(23,849)  (12,094)               (82,813)  (30,277)
Other comprehensive income (loss):
  Unrealized holding gain (loss) arising
    during period on available-for-sale
    securities, net of tax benefit of
    $292 and $805 for the three and six
    months ended June 30, 2000,
    respectively........................                  279      (837)                   226    (1,314)
  Cash flow hedges:
    Cumulative effect of a change in
      accounting principle..............   $  --                     --     (4,664)                   --
    Net derivative loss.................     (33)                    --        (33)                   --
    Reclassification adjustment.........     381          348        --        761      (3,936)       --
                                           -----     --------   -------     ------    --------   -------
Other comprehensive income (loss).......                  627      (837)                (3,710)   (1,314)
                                                     --------   -------               --------   -------
Comprehensive loss......................             $(23,222)  (12,931)               (86,523)  (31,591)
                                                     ========   =======               ========   =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------       ---------
                                                                (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (82,813)        (30,277)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of debt issue costs..........................      2,659           1,445
  Depreciation and amortization.............................     34,633          21,873
  Impairment of long-lived assets...........................     18,790              --
  Other non cash items......................................      1,921           6,113
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable and other current assets............     (1,780)         (6,778)
    Accounts payable and accrued expenses...................    (27,596)            562
    Restructuring accruals..................................      2,777              --
                                                              ---------        --------
  Total adjustments.........................................     31,404          23,215
                                                              ---------        --------
  Net cash used in operating activities.....................    (51,409)         (7,062)
                                                              ---------        --------
Cash flows from investing activities:
  Net capital additions.....................................    (46,365)        (25,621)
  Acquisitions of telephone properties......................         --        (190,833)
  Other, net................................................      1,230           8,362
                                                              ---------        --------
  Net cash used in investing activities.....................    (45,135)       (208,092)
                                                              ---------        --------
Cash flows from financing activities:
  Loan origination costs....................................     (1,230)         (8,869)
  Proceeds from issuance of long-term debt..................    277,475         461,261
  Repayment of long-term debt...............................   (176,831)       (389,626)
  Net proceeds from the issuance of common stock............         --         158,934
  Other, net................................................      1,059            (677)
                                                              ---------        --------
  Net cash provided by financing activities.................    100,473         221,023
                                                              ---------        --------
Net increase in cash........................................      3,929           5,869
Cash, beginning of period...................................      1,023           9,923
                                                              ---------        --------
Cash, end of period.........................................  $   4,952          15,792
                                                              =========        ========

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

(2) RESTRUCTURE CHARGES

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

    Selected information relating to the FairPoint Solutions' restructure charge follows:

                                                           EQUIPMENT,
                                                           OCCUPANCY,    WRITE DOWN OF
                                             EMPLOYEE      AND OTHER       PROPERTY,
                                            TERMINATION      LEASE        PLANT, AND
                                             BENEFITS     TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                            -----------   ------------   -------------   --------   --------
                                                                      (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
Restructure charge........................     $3,271         10,252          2,854         108      16,485
Write-down of assets to net realizable
  value...................................         --             --         (2,854)         --      (2,854)
Cash payments.............................       (243)           (45)            --          --        (288)
                                               ------        -------        -------        ----     -------
Restructuring accrual as of December 31,
  2000....................................      3,028         10,207             --         108      13,343
Restructure charge........................      3,416         12,180         17,916          95      33,607
Write-down of assets to net realizable
  value...................................         --             --        (17,916)         --     (17,916)
Cash payments.............................     (5,838)        (7,465)            --        (184)    (13,487)
                                               ------        -------        -------        ----     -------
Restructuring accrual as of June 30,
  2001....................................     $  606         14,922             --          19      15,547
                                               ======        =======        =======        ====     =======

    In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a nonrecurring charge of approximately $1.5 million. NetLever is FairPoint Solutions' internal group responsible for Web site development and Web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these Web-related services internally. Over the next several months, FairPoint Solutions will seek to partner with a firm with which it may successfully outsource the development and maintenance of these Web-related product offerings. This decision was made as weakened business conditions and less than expected market demand impair NetLever's ability to achieve profitability. The restructure charge includes approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001. An additional seven employees will be asked to remain during a transition period of 90 to 120 days. These seven individuals will support FairPoint Solutions' customers, complete pending projects and assist the transition to an outside partner.

    The restructure charge also includes approximately $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.2 million of other incremental costs incurred as a direct result of the restructuring plan. The amount of the write down of property, plant, and equipment related to this restructure charge would have been recognized as depreciation and amortization in future periods if the Company would have held these respective assets over their estimated original lives.

    Selected information relating to the NetLever restructure charge follows:

                                                                           WRITE DOWN OF
                                               EMPLOYEE                      PROPERTY,
                                              TERMINATION      LEASE        PLANT, AND
                                               BENEFITS     TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                              -----------   ------------   -------------   --------   --------
                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Restructure charge..........................      $296           46             874          247       1,463
Write-down of assets to net realizable
  value.....................................        --           --            (874)          --        (874)
Cash payments...............................       (16)          --              --           --         (16)
                                                  ----           --            ----          ---       -----
Restructuring accrual as of June 30, 2001...      $280           46              --          247         573
                                                  ====           ==            ====          ===       =====

(3) INTEREST RATE SWAP AGREEMENTS

    The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of June 30, 2001, the Company has ten interest rate swap agreements with a combined notional amount of $350.0 million with expiration dates ranging from November 2001 through May 2004.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY, AN AMENDMENT TO SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment of approximately $(4.7) million in accumulated other comprehensive income to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. The Company expects to reclassify as interest expense during the next twelve months approximately
$1.6 million from the transition adjustment that was recorded in accumulated other comprehensive income.

    Effective January 1, 2001, the Company discontinued hedge accounting prospectively on its existing interest rate swap agreements. As of June 30, 2001, the fair value of these interest rate swap agreements was approximately $8.4 million. The change in the fair value of the interest rate swap agreements during the three and six month periods ended June 30, 2001 (approximately $(2.2) million and $3.7 million, respectively) has been recorded in the statement of operations as a non-cash (decrease) increase to interest expense. In addition, approximately $0.4 million and $0.8 million has been reclassified as interest expense from the transition adjustment recorded in accumulated other comprehensive income during the three and six month periods ended June 30, 2001, respectively.

    On May 1, 2001, the Company entered into an interest rate swap that is being accounted for as a cash flow hedge under the provisions of SFAS No. 133. The effective portion of the loss on this interest rate swap (approximately $0.03 million) is recorded in accumulated other comprehensive income. This amount will be subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation. The cash flow hedge ineffectiveness arising from the differences between the critical terms of the interest rate swap and the hedged debt obligation is reported in the statement of operations as interest expense. The ineffectiveness for the three month period ended June 30, 2001 on this interest rate swap was not significant.

(4) ACQUISITIONS

    The Company acquired traditional telephone properties through a number of acquisitions in 2000. On April 3, 2000, the Company acquired 100% of the common stock of GTC Communications, Inc. (formerly known as TPG Communications, Inc.) and Peoples Mutual Telephone Company. On June 1, 2000, the Company acquired 100% of the common stock of Fremont Telcom Co. On July 3, 2000, the Company acquired 100% of the common stock of Comerco, Inc. The aggregate purchase price for these acquisitions was $363.1 million, which included $86.9 million of acquired debt. Acquisition costs were approximately $1.2 million. These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements from the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $231.2 million and will be amortized over an estimated useful life of 40 years.

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

                                                               PRO FORMA SIX
                                                                   MONTHS
                                                            ENDED JUNE 30, 2000
                                                           ----------------------
                                                           (DOLLARS IN THOUSANDS)
Revenues.................................................         $123,322
Net loss.................................................          (33,126)

    During the second quarter of 2001, the Company executed two purchase contracts to acquire a total of approximately 5,700 access lines located in Southwestern Pennsylvania and Eastern Illinois. These acquisitions are expected to close during the third quarter of 2001.

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                              TRADITIONAL
                                                               TELEPHONE    COMPETITIVE
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              -----------   -----------   --------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Three months ended June 30, 2001:
  Revenues from external customers..........................   $ 55,660        19,853      75,513
  Intersegment revenues.....................................         --           806         806
  EBITDA....................................................     30,369       (12,414)     17,955

Three months ended June 30, 2000:
  Revenues from external customers..........................     44,326        15,573      59,899
  Intersegment revenues.....................................         --           743         743
  EBITDA....................................................     29,546       (15,253)     14,293

Six months ended June 30, 2001:
  Revenues from external customers..........................    110,645        40,706     151,351
  Intersegment revenues.....................................         --         1,791       1,791
  EBITDA....................................................     62,328       (56,697)      5,631

Six months ended June 30, 2000:
  Revenues from external customers..........................     83,384        21,563     104,947
  Intersegment revenues.....................................         --         1,514       1,514
  EBITDA....................................................     50,372       (25,604)     24,768

    A reconciliation of EBITDA to the Company's net loss for the three months and six months ended June 30, 2001 and 2000 is as follows:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
EBITDA..................................................  $ 17,955    14,293      5,631     24,768
Other components of net loss:
  Depreciation and amortization.........................   (18,434)  (12,877)   (34,633)   (21,873)
  Interest expense......................................   (22,467)  (17,112)   (53,330)   (27,277)
  Stock-based compensation expense, net of
    forfeitures.........................................      (601)   (1,376)       140    (13,699)
  Income tax benefit (expense)..........................      (302)    4,978       (621)     7,804
                                                          --------   -------    -------    -------
    Net loss............................................  $(23,849)  (12,094)   (82,813)   (30,277)
                                                          ========   =======    =======    =======

(7) OPTION CANCELLATION AND EXCHANGE OFFER

    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Employee Stock Option Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. The exercise price of each new option will be equal to the greater of the fair market value on the date of grant or $13.12. The Company cannot predict at this time the number of employees who will accept the Company's cancellation offer.

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

OVERVIEW

    We are a facilities-based provider of voice, data and Internet services. We were incorporated in 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our first traditional telephone company acquisition in 1993, we have acquired 28 such companies, which currently operate in 17 states. In early 1998, we launched our competitive communications business ("FairPoint Solutions") by competing for small- and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this approach as our "edge-out" strategy, which allows us to leverage our existing network infrastructure, operating systems and management expertise to accelerate the roll-out of our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide the financial capacity to help fund our continued growth.

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

    The following summarizes our percentage of revenues from these sources:

                                                              % OF REVENUE
                                                        THREE-MONTH PERIOD ENDED
                                                        -------------------------
                                                        JUNE 30,         JUNE 30,
REVENUE SOURCE                                            2001             2000
--------------                                          --------         --------
Local calling services................................    36%              34%
Network access charges................................    40%              42%
Long distance services................................    12%              10%
Data and Internet services............................     6%               5%
Other services........................................     6%               9%

OPERATING EXPENSES

    Our operating expenses are categorized as network operating costs, selling, general and administrative expenses, depreciation and amortization, restructure charges and stock-based compensation expense.

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

    - Restructure charges includes non-recurring cash and non-cash charges associated with the consolidation and discontinuation of certain business division activities at FairPoint Solutions.

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

    During the second quarter of 2001, the Company executed two purchase contracts to acquire a total of approximately 5,700 access lines located in Southwestern Pennsylvania and Eastern Illinois. These acquisitions are expected to close during the third quarter of 2001.

RESULTS OF OPERATIONS

  THREE MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH THREE MONTH PERIOD ENDED JUNE 30, 2000

    REVENUES. Revenues increased $15.6 million to $75.5 million for the three months ended June 30, 2001 from $59.9 million for the three months ended
June 30, 2000. Of this increase, $11.0 million was attributable to the internal growth of our traditional telephone and competitive communications businesses and $4.6 million was attributable to revenues from companies we acquired in 2000. Local calling services accounted for $5.5 million of this increase, including an increase of $4.2 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $1.3 million from companies we acquired in 2000. Network access charges increased $6.4 million, including an increase of $2.6 million from companies we acquired in 2000 and $3.8 million from new business lines added in our competitive and traditional communications markets, as well as increased Universal Service Fund (USF) revenues. Long distance services revenues increased $2.6 million from new long distance retail and wholesale customers. Data and Internet services revenues increased $1.2 million, including an increase of $0.3 million from acquisitions and an increase of $0.9 million as a result of increased service offerings to our customers. Other revenues decreased
$0.1 million, including a decrease of $0.4 million attributable to our competitive and traditional communications markets offset by an increase of $0.3 million from companies we acquired in 2000. The decrease is a result of reduced billing and collection revenues as carriers continue to take back the billing functions.

OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $4.7 million to $34.2 million for the three months ended June 30, 2001 from $29.5 million for the three months ended June 30, 2000. Of this increase, $3.9 million was attributable to operating expenses associated with the growth in our competitive communications markets and increased growth in our traditional telephone companies local calling, network access and long distance service offerings. The companies we acquired in 2000 accounted for $0.8 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.9 million to $23.7 million for the three months ended June 30, 2001 from $21.8 million for the three months ended
June 30, 2000. Contributing to this increase were costs of $1.1 million primarily related to selling, customer support and administration activities to support our growth in competitive communications and traditional telephone markets. The companies we acquired in 2000 contributed $0.8 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $5.5 million to $18.4 million for the three months ended June 30, 2001 from $12.9 million for the three months ended June 30, 2000. This increase consisted of $3.9 million attributable to the increased investment in our communications network to support the growth of our competitive communications business and $1.6 million related to the companies we acquired in 2000.

    RESTRUCTURE CHARGE. In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a nonrecurring charge of approximately $1.5 million. NetLever is FairPoint Solutions' internal group responsible for Web site development and Web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these Web-related services internally. Over the next several months, FairPoint Solutions will seek to partner with a firm with which it may successfully outsource the development and maintenance of these Web-related product offerings. This decision was made as weakened business conditions and less than expected market demand impair NetLever's ability to achieve profitability. The restructure charge includes approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001. An additional seven employees were asked to remain during a transition period of 90 to 120 days. These seven individuals will support FairPoint Solutions' customers, complete pending projects and assist the transition to an outside partner.

    The restructure charge also includes approximately $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.2 million of other incremental costs incurred as a direct result of the restructuring plan.

    STOCK-BASED COMPENSATION. For the three months ended June 30, 2001 and June 30, 2000, we recognized non-cash compensation charges of $0.6 million and $1.4 million, respectively, in association with the exchange of FairPoint Solutions employee stock options.

    LOSS FROM OPERATIONS. Loss from operations decreased $2.7 million to $2.9 million for the three months ended June 30, 2001 from $5.6 million for the three months ended June 30, 2000. Our competitive and traditional communications companies attributed $1.3 million of the decrease as increases in revenues exceeded expense increase. The companies we acquired in 2000 contributed
$1.4 million. Income (loss) from operations for the three months ended June 30, 2001 was $(16.8) million and $13.9 million for the competitive and traditional communications companies, respectively.

    OTHER INCOME (EXPENSE). Total other expense increased $9.2 million to $20.6 million for the three months ended June 30, 2001 from $11.4 million for the three months ended June 30, 2000. The expense consists primarily of interest expense on long-term debt. Interest expense increased $5.4 million from $17.1 million for the three months ended June 30, 2000 to $22.5 million for the three months ended June 30, 2001. For the three months ended June 30, 2001, the Company recorded a reduction to interest expense of approximately $1.8 million which relates to the change in the fair value of the interest rate swap agreements during the period ended June 30, 2001 ($2.2 million) offset with the reclassification from the transition adjustment recorded in accumulated other comprehensive income ($0.4 million). The gain on sale of investments was $2.6 million during the quarter ended June 30, 2000. Other income, primarily consisting of earnings from equity investments decreased from $2.6 million at June 30, 2000 to $1.1 million at June 30, 2001.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $0.3 million for the three months ended June 30, 2001. Income tax benefit was $5.0 million for the three months ended June 30, 2000. Income tax benefit decreased for the three months ended June 30, 2001, as the tax benefit related to the net operating loss carryforwards are not being recognized. Income tax expense for the three months ended June 30, 2001 relates to income taxes owed in certain states.

    NET LOSS. Our net loss was $23.8 million for the three months ended June 30, 2001, compared to a net loss of $12.1 million for the three months ended June 30, 2000, as a result of the factors discussed above.

  SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARED WITH SIX MONTH PERIOD ENDED JUNE 30, 2000

    REVENUES. Revenues increased $46.4 million to $151.3 million for the six months ended June 30, 2001 from $104.9 million for the six months ended
June 30, 2000. Of this increase, $23.8 million was attributable to the internal growth of our competitive and traditional communications businesses and $22.6 million was attributable to revenues from companies we acquired in 2000. Local calling services accounted for $18.2 million of this increase, including an increase of $11.0 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $7.2 million from companies we acquired in 2000. Network access charges increased $16.1 million, including an increase of $10.8 million from companies we acquired in 2000 and $5.3 million from new business lines added in our competitive and traditional communications markets as well as increased USF revenues. Long distance services revenues increased $7.6 million, including an increase of $6.5 million from new long distance retail and wholesale customers and an increase of $1.1 million from companies we acquired in 2000. Data and Internet services revenues increased $3.5 million, including an increase of $1.7 million from acquisitions and an increase of $1.8 million as a result of increased service offerings to our customers. Other revenues increased $1.0 million primarily due to other revenues of $1.8 million contributed by the companies we acquired in 2000, offset by a decrease of $0.8 million from our traditional telephone companies as a result of reduced billing and collection revenues as carriers continue to take back these functions.

OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $19.8 million to $69.4 million for the six months ended June 30, 2001 from $49.6 million for the six months ended June 30, 2000. Of this increase, $14.9 million was attributable to operating expenses associated with the growth in our competitive communications markets and increased growth in our traditional telephone companies local calling, network access and long distance service offerings. The companies we acquired in 2000 accounted for $4.9 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.5 million to $44.6 million for the six months ended June 30, 2001 from $38.1 million for the six months ended June 30, 2000. Contributing to this increase were costs of $2.9 million primarily related to selling, customer support and administration activities to support our growth in our competitive and traditional telephone markets. The companies we acquired in 2000 contributed $3.6 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $12.7 million to $34.6 million for the six months ended June 30, 2001 from $21.9 million for the six months ended June 30, 2000. This increase consisted of $6.3 million attributable to the increased investment in our communications network to support the growth of our competitive and traditional communications business and $6.4 million related to the companies we acquired in 2000.

    RESTRUCTURE CHARGES. In the first quarter of 2001, we completed our plans for the restructure of operations at FairPoint Solutions, which resulted in recording a nonrecurring charge of approximately $33.6 million. Of the total first quarter 2001 restructure charge, approximately $3.4 million relates to employee termination benefits and other employee termination related costs. We terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions' which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

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

    In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a nonrecurring charge of approximately $1.5 million. NetLever is FairPoint Solutions' internal group responsible for Web site development and Web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these Web-related services internally. Over the next several months, FairPoint Solutions will seek to partner with a firm with which it may successfully outsource the development and maintenance of these Web-related product offerings. This decision was made as weakened business conditions and less than expected market demand impair NetLever's ability to achieve profitability. The restructure charge includes approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001. An additional seven employees were asked to remain during a transition period of 90 to 120 days. These seven individuals will support FairPoint Solutions' customers, complete pending projects and assist the transition to an outside partner.

    The restructure charge also includes approximately $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.2 million of other incremental costs incurred as a direct result of the restructuring plan.

    STOCK-BASED COMPENSATION. For the six months ended June 30, 2001, we recognized a net non-cash compensation benefit of $0.1 million in association with the exchange of FairPoint Solutions employee stock options. The net benefit is a result of reversing previous compensation charges due to the forfeiture of stock options. For the six months ended June 30, 2000, we recognized non-cash compensation charges of $13.7 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by one of our principal shareholders. The compensation expense also included the settlement of a cash payment obligation between certain of our employee-shareholders and our principal shareholders under their pre-existing shareholder's agreement for $8.5 million. An additional $1.4 million was recognized in association with the FairPoint Solutions employee stock options.

    LOSS FROM OPERATIONS. Loss from operations increased $13.9 million to $32.2 million for the six months ended June 30, 2001 from $18.3 million for the six months ended June 30, 2000. This increase was primarily attributable to the $35.1 million of restructure charges and the expenses associated with our expansion into competitive markets offset by the change in stock-based compensation discussed above and higher revenues. Income (loss) from operations for the six months ended June 30, 2001 was $(63.4) million and $31.2 million for the competitive and traditional communications companies, respectively.

    OTHER INCOME (EXPENSE). Total other expense increased $30.2 million to $50.0 million for the six months ended June 30, 2001 from $19.8 million for the six months ended June 30, 2000. The expense consists primarily of interest expense on long-term debt. Interest expense increased $26.0 million from $27.3 million for the six months ended June 30, 2000 to $53.3 million for the six months ended June 30, 2001. For the six months ended June 30, 2001, the Company recorded interest expense of approximately $4.5 million which relates to the change in the fair value of the interest rate swap agreements during the period ended June 30, 2001 ($3.7 million) and the reclassification from the transition adjustment recorded in accumulated other comprehensive income
($0.8 million). Gain on sale of investments was $2.8 million during the period ending June 30, 2001. Other income, primarily consisting of earnings from equity investments decreased from $3.2 million at June 30, 2000 to $2.0 million at June 30, 2001.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $0.6 million for the six months ended June 30, 2001. Income tax benefit was $7.8 million for the six months ended June 30, 2000. Income tax benefit decreased for the six months ended June 30, 2001, as the tax benefit related to the net operating loss carryforwards are not being recognized. Income tax expense for the six months ended June 30, 2001 relates to income taxes owed in certain states.

    NET LOSS. Our net loss was $82.8 million for the six months ended June 30, 2001, compared to a net loss of $30.3 million for the six months ended June 30, 2000, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our traditional telephone companies' cash flow from operations and our Credit Facility will fund the capital expenditures, working capital and debt service requirements of our traditional telephone companies for the foreseeable future. We will require significant capital resources to fund the competitive communications business, which will be funded primarily by FairPoint Solutions' senior secured credit facility. Our capital requirements will include the funding of operations and capital asset expenditures.

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

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $66.6 million principal amount outstanding as of June 30, 2001 that matures on June 30, 2006 and the other with the principal amount of approximately $133.5 million outstanding that matures on June 30, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of June 30, 2001, $82.2 million was outstanding on the revolving facility, $50.4 million was outstanding on the revolving acquisition facility and $117.4 million was available for borrowing under the revolving acquisition facility and revolving facility. On March 30, 2001, we completed an amendment to our Credit Facility. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides the Company with the ability, until December 31, 2001, to increase its term facilities by up to an aggregate of $150.0 million. We also amended certain of the financial covenants. On
April 11, 2001, we issued $64.0 million of term debt as permitted under this amendment. The proceeds were used to reduce the revolving facility and the revolving acquisition facility by approximately $32.0 million each.

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

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On March 21, 2001, we completed an amendment to the FairPoint Solutions' Amended and Restated Credit Agreement. The First Amendment to the Amended and Restated FairPoint Solutions Credit Facility provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50.0 million. FairPoint Solutions can borrow up to $125.0 million under the term tranche of such facility. The total commitment of $200.0 million matures on November 9, 2007. As of June 30, 2001, $98.6 million was outstanding and
$101.4 million was available for borrowing on this facility.

CASH FLOWS

    Net cash used by operating activities was $51.4 million and $7.0 million for the six months ended June 30, 2001 and 2000, respectively. Net cash used in investing activities was $45.1 million and $208.1 million for the six months ended June 30, 2001 and 2000, respectively. The cash flows for the six months ended June 30, 2001 primarily reflect capital expenditures of $46.4 million. The cash flows for the six months ended June 30, 2000 primarily reflect expenditures relating to traditional telephone company acquisitions of $190.8 million and capital expenditures of $25.6. Net cash provided by financing activities was $100.5 million and $221.0 million for the six months ended June 30, 2001 and 2000, respectively. The cash flows for the six months ended June 30, 2001 primarily represent the net issuance and repayment of long term debt of $100.6 million. The cash flows for the six months ended June 30, 2000 primarily represent the proceeds from an equity transaction of $158.9 million and the net issuance and repayment of long term debt of $71.6 million.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS
No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $439.4 million and unamortized identifiable intangible assets in the amount of $1.7 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $9.9 million and $6.1 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2001, we recorded our marketable available-for-sale equity securities at a fair value of $1.3 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 87% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities has variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately $2.1 million for the six months ended June 30, 2001.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $8.4 million at June 30, 2001. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements with notional amounts of $25.0 million each, and one interest rate swap with a notional amount of $50.0 million to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.32% to 9.34%. The swap agreements expire from November 2001 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. Such swap agreement expires May 3, 2003. FairPoint Solutions used two interest rate swap agreements with notional amounts of $25.0 million and $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions' Amended and Restated Credit Facility to fixed rates ranging from 9.09% to 10.59%. These swap agreements expire in May 2003 and November 2003, respectively.

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

Dated: August 14, 2001

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

          2.3 Stock Purchase Agreement dated as April 25, 2000 by and among MJD Ventures, Inc., Fremont Telcom Co. and the other parties thereto.(4)

          2.4 Stock Purchase Agreement dated as of May 23, 2000 by and among MJD Ventures, Inc., W.B.W. Trust Number One and
                        Comerco, Inc.(4)

          2.5           Stock Purchase Agreement dated as of May 7, 2001 by and
                        among MJD Ventures, Inc., Scott William Horne, Susan Elaine
                        Horne, Mona Jean Horne, Scott William Horne and Susan Elaine
                        Horne being and as Trustees of the Grantor Retained Annuity
                        Trust created by Mona Jean Horne and Mona Jean Horne being and as Trustee of the Mona Jean Horne Revocable Trust and
                        Marianna and Scenery Hill Telephone Company.*

          2.6           Asset Purchase Agreement dated June 14, 2001 between
                        Illinois Consolidated Telephone Company and Odin Telephone
                        Exchange, Inc.*

          2.7           Stock Purchase Agreement dated December 10, 1999 by and
                        among MJD Ventures, Inc., E.B. Fitzgerald, III, E.B.
                        Fitzgerald, IV, Ann F. Brown, the other shareholders listed on Schedule 2.7 thereto and Peoples Mutual Telephone
                        Company.*

          3.1 Sixth Amended and Restated Certificate of Incorporation of the Company.(2)

          3.2           By-Laws of the Company.(4)

          3.3 Certificate of Designation of Series D Preferred Stock of the Company.(1)

          4.1           Indenture dated as of May 5, 1998 between FairPoint and
                        United States Trust Company of New York, relating to
                        FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008.(3)

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

         10.7           Sixth Amendment to Credit Agreement and First Amendment to
                        Pledge Agreement dated as of March 30, 2001 among FairPoint,
                        First Union, National Bank, Bank of America, N.A. and
                        Bankers Trust Company. (6)

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

(6) Incorporated by reference to the quarterly report of FairPoint for the quarterly period ended March 31, 2001, filed on Form 10-Q.

    (b) Reports on 8-K

    On April 12, 2001, the Company filed a Current Report on Form 8-K announcing that both the Company's and its competitive communications subsidiary, FairPoint Communications Solutions Corp., had amended their respective senior credit facilities.

    On May 8, 2001, the Company filed a Current Report on Form 8-K announcing first quarter results for the quarterly period ended March 31, 2001.