Form 10-Q
period 2001-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2001-11-05
CIK 1062613

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 2, 2001, the registrant had outstanding 45,834,720 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                                     INDEX

                                                                          PAGE
                                                                        --------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements........................................      3

          Condensed Consolidated Balance Sheets as of September 30,
          2001 and December 31, 2000..................................      3

          Condensed Consolidated Statements of Operations for the
          three months and
          nine months ended September 30, 2001 and 2000...............      4

          Condensed Consolidated Statements of Comprehensive Losses
          for the
          three months and nine months ended September 30, 2001 and
          2000........................................................      5

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001 and 2000...............      6

          Notes to Condensed Consolidated Financial Statements........      7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................     13

Item 3a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     21

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.........     24

Item 5.   Other Information...........................................     24

Item 6.   Exhibits and Reports on Form 8-K............................     24

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
                           ASSETS
Current assets:
  Cash......................................................    $   6,156           1,023
  Accounts receivable.......................................       48,333          48,257
  Other.....................................................        8,752           7,763
                                                                ---------       ---------
Total current assets........................................       63,241          57,043
                                                                ---------       ---------
Property, plant, and equipment, net.........................      358,607         348,916
                                                                ---------       ---------
Other assets:
  Investments...............................................       47,410          50,353
  Goodwill, net of accumulated amortization.................      456,947         451,486
  Deferred charges and other assets.........................       29,832          33,625
                                                                ---------       ---------
Total other assets..........................................      534,189         535,464
                                                                ---------       ---------
Total assets................................................    $ 956,037         941,423
                                                                =========       =========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................    $  16,396          38,118
  Current portion of long-term debt and other long-term
    liabilities.............................................        7,236           6,480
  Demand notes payable......................................          474             535
  Accrued interest payable..................................       26,765          11,547
  Restructuring accruals....................................       12,417          13,343
  Other accrued liabilities.................................       42,086          34,612
                                                                ---------       ---------
Total current liabilities...................................      105,374         104,635
                                                                ---------       ---------
Long-term liabilities:
  Long-term debt, net of current portion....................      883,050         751,630
  Deferred credits and other long-term liabilities..........       14,305          15,754
                                                                ---------       ---------
Total long-term liabilities.................................      897,355         767,384
                                                                ---------       ---------
Minority interest...........................................           17              15
                                                                ---------       ---------
Common stock subject to put option..........................        4,136           5,011
                                                                ---------       ---------
Stockholders' equity:
  Common stock..............................................          498             498
  Additional paid-in capital................................      219,881         227,245
  Unearned compensation.....................................       (3,758)         (9,707)
  Accumulated other comprehensive income (loss).............       (3,913)            440
  Accumulated deficit.......................................     (263,553)       (154,098)
                                                                ---------       ---------
Total stockholders' equity (deficit)........................      (50,845)         64,378
                                                                ---------       ---------
Total liabilities and stockholders' equity..................    $ 956,037         941,423
                                                                =========       =========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                     ----------------------      ----------------------
                                                       2001          2000          2001          2000
                                                     --------      --------      --------      --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues...........................................  $ 78,024       69,828        229,375      174,775
                                                     --------      -------       --------      -------
Operating expenses:
  Network operating costs..........................    33,551       36,075        102,967       85,630
  Selling, general and administrative..............    22,164       25,566         66,741       63,678
  Depreciation and amortization....................    17,648       14,856         52,281       36,729
  Restructure charges..............................        --           --         35,070           --
  Stock-based compensation, net of forfeitures.....    (1,106)       1,376         (1,246)      15,075
                                                     --------      -------       --------      -------
Total operating expenses...........................    72,257       77,873        255,813      201,112
                                                     --------      -------       --------      -------
Income (loss) from operations......................     5,767       (8,045)       (26,438)     (26,337)
                                                     --------      -------       --------      -------
Other income (expense):
  Net gain (loss) on sale of investments...........      (730)       3,387           (708)       6,230
  Interest and dividend income.....................       458          439          1,759        1,839
  Interest expense.................................   (32,973)     (19,099)       (86,303)     (46,376)
  Other, net.......................................     1,162         (478)         3,184        2,768
                                                     --------      -------       --------      -------
Total other expense................................   (32,083)     (15,751)       (82,068)     (35,539)
                                                     --------      -------       --------      -------
Loss before income taxes...........................   (26,316)     (23,796)      (108,506)     (61,876)
Income tax benefit (expense).......................      (326)       7,812           (947)      15,616
Minority interest in income of subsidiaries........        --           (1)            (2)          (2)
                                                     --------      -------       --------      -------
Net loss...........................................  $(26,642)     (15,985)      (109,455)     (46,262)
                                                     ========      =======       ========      =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

                                  (UNAUDITED)

                                             THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                         -----------------------------------------   -----------------------------------------
                                                2001                  2000                  2001                  2000
                                         -------------------   -------------------   -------------------   -------------------
                                                                        (DOLLARS IN THOUSANDS)
Net loss..............................              $(26,642)             (15,985)              (109,455)             (46,262)

Other comprehensive loss:

  Available-for-sale securities:

    Unrealized holding gain arising
      during period...................    $ 526                    645                   752                   411

    Less reclassification adjustment
      for gain realized in net loss...     (946)        (420)   (2,909)    (2,264)      (946)       (194)   (3,989)    (3,578)
                                          -----                 ------                ------                ------

  Cash flow hedges:

    Cumulative effect of a change in
      accounting principle............       --                     --                (4,664)                   --

    Net derivative loss...............     (603)                    --                  (636)                   --

    Reclassification adjustment.......      380         (223)       --         --      1,141      (4,159)       --         --
                                          -----     --------    ------    -------     ------    --------    ------    -------

Other comprehensive loss..............                  (643)              (2,264)                (4,353)              (3,578)
                                                    --------              -------               --------              -------

Comprehensive loss....................              $(27,285)             (18,249)              (113,808)             (49,840)
                                                    ========              =======               ========              =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(109,455)    (46,262)
                                                              ---------    --------
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of debt issue costs..........................      5,727       2,384
  Depreciation and amortization.............................     52,281      36,729
  Impairment of long-lived assets...........................     18,790          --
  Other non cash items......................................      8,006       1,878
  Changes in assets and liabilities arising from operations, net of acquisitions:
    Accounts receivable and other current assets............     (1,462)    (10,943)
    Accounts payable and accrued expenses...................    (12,100)     11,260
    Restructuring accruals..................................       (926)         --
                                                              ---------    --------
  Total adjustments.........................................     70,316      41,308
                                                              ---------    --------
  Net cash used in operating activities.....................    (39,139)     (4,954)
                                                              ---------    --------
Cash flows from investing activities:
  Net capital additions.....................................    (65,672)    (49,517)
  Acquisitions of telephone properties......................    (18,418)   (253,937)
  Other, net................................................      4,813      18,662
                                                              ---------    --------
  Net cash used in investing activities.....................    (79,277)   (284,792)
                                                              ---------    --------
Cash flows from financing activities:
  Loan origination costs....................................     (3,127)     (9,340)
  Proceeds from issuance of long-term debt..................    356,225     561,586
  Repayment of long-term debt...............................   (224,721)   (424,695)
  Net proceeds from the issuance of common stock............         --     158,896
  Other, net................................................     (4,828)     (1,825)
                                                              ---------    --------
  Net cash provided by financing activities.................    123,549     284,622
                                                              ---------    --------
Net increase (decrease) in cash.............................      5,133      (5,124)
Cash, beginning of period...................................      1,023       9,923
                                                              ---------    --------
Cash, end of period.........................................  $   6,156       4,799
                                                              =========    ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) ORGANIZATION AND BASIS OF FINANCIAL REPORTING

    In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 2000 Annual Report on Form 10-K. Certain amounts from 2000 have been reclassified to conform to the current period presentation.

(2) RESTRUCTURE CHARGES

    In December 2000, the Company initiated a realignment and restructure of its competitive communications business, FairPoint Communications Solutions Corp. ("FairPoint Solutions"), which resulted in recording a charge of approximately $16.5 million.

    In the first quarter of 2001, the Company completed its plans for the restructure of operations at FairPoint Solutions, which resulted in recording a charge of approximately $33.6 million. Of the total first quarter 2001 restructure charge, approximately $3.4 million relates to employee termination benefits and other employee termination related costs. The Company terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

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

    Selected information relating to the FairPoint Solutions' restructure charge follows:

                                                          EQUIPMENT,      WRITE DOWN OF
                                           EMPLOYEE       OCCUPANCY,        PROPERTY,
                                          TERMINATION   AND OTHER LEASE    PLANT, AND
                                           BENEFITS      TERMINATIONS       EQUIPMENT      OTHER      TOTAL
                                          -----------   ---------------   -------------   --------   --------
                                                                      (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
Restructure charge......................    $ 3,271          10,252            2,854         108      16,485
Write-down of assets to net realizable
  value.................................         --              --           (2,854)         --      (2,854)
Cash payments...........................       (243)            (45)              --          --        (288)
                                            -------         -------          -------        ----     -------
Restructuring accrual as of
  December 31, 2000.....................      3,028          10,207               --         108      13,343
Restructure charge......................      3,416          12,180           17,916          95      33,607
Write-down of assets to net realizable
  value.................................         --              --          (17,916)         --     (17,916)
Cash payments...........................     (6,282)        (10,594)              --        (203)    (17,079)
                                            -------         -------          -------        ----     -------
Restructuring accrual as of
  September 30, 2001....................    $   162          11,793               --          --      11,955
                                            =======         =======          =======        ====     =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) RESTRUCTURE CHARGES (CONTINUED)
    In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a charge of approximately
$1.5 million. NetLever was FairPoint Solutions' internal group responsible for Web site development and Web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these Web-related services internally. FairPoint Solutions has entered into an agreement with a FairPoint affiliate to outsource the development and maintenance of these Web-related product offerings. This decision was made as weakened business conditions and less than expected market demand impaired NetLever's ability to achieve profitability. The restructure charge includes approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001. An additional seven employees were asked to remain through October 2001.

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

    Selected information relating to the NetLever restructure charge follows:

                                                                           WRITE DOWN OF
                                               EMPLOYEE                      PROPERTY,
                                              TERMINATION      LEASE        PLANT, AND
                                               BENEFITS     TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                              -----------   ------------   -------------   --------   --------
                                                                        (UNAUDITED)
                                                                   (DOLLARS IN THOUSANDS)
Restructure charge..........................      $296           46             874          247       1,463
Write-down of assets to net realizable
  value.....................................        --           --            (874)          --        (874)
Cash payments...............................       (49)          (2)             --          (76)       (127)
                                                  ----           --            ----          ---       -----
Restructuring accrual as of September 30,
  2001......................................      $247           44              --          171         462
                                                  ====           ==            ====          ===       =====

    The amounts for the write down of property, plant, and equipment related to the restructure charges would have been recognized as depreciation and amortization in future periods if the Company would have held these respective assets over their estimated original lives.

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

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) INTEREST RATE SWAP AGREEMENTS (CONTINUED) flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed-cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of September 30, 2001, the Company has ten interest rate swap agreements with a combined notional amount of $350.0 million with expiration dates ranging from November 2001 through May 2004.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITY, AN AMENDMENT TO SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment of approximately $(4.7) million in accumulated other comprehensive income to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. The Company expects to reclassify as interest expense during the next twelve months approximately
$1.7 million from the transition adjustment that was recorded in accumulated other comprehensive income.

    Effective January 1, 2001, the Company discontinued hedge accounting prospectively on its existing interest rate swap agreements. As of September 30, 2001, the fair value of these interest rate swap agreements was approximately $15.8 million. The change in the fair value of the interest rate swap agreements during the three and nine month periods ended September 30, 2001 (approximately $7.5 million and $11.2 million, respectively) has been recorded in the statement of operations as a non-cash increase to interest expense. In addition, approximately $0.4 million and $1.1 million has been reclassified as interest expense from the transition adjustment recorded in accumulated other comprehensive income during the three and nine month periods ended
September 30, 2001, respectively.

    On May 1, 2001, the Company entered into an interest rate swap that is being accounted for as a cash flow hedge under the provisions of SFAS No. 133. The effective portion of the loss on this interest rate swap (approximately
$0.6 million) is recorded in accumulated other comprehensive income. This amount will be subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation. The cash flow hedge ineffectiveness arising from the differences between the critical terms of the interest rate swap and the hedged debt obligation is reported in the statement of operations as interest expense. The ineffectiveness for the three and nine month periods ended September 30, 2001 on this interest rate swap was not significant.

(4) ACQUISITIONS

    The Company acquired traditional telephone properties through a number of acquisitions in 2000. On April 3, 2000, the Company acquired 100% of the common stock of GTC Communications, Inc.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(4) ACQUISITIONS (CONTINUED)
(formerly known as TPG Communications, Inc.) and Peoples Mutual Telephone Company. On June 1, 2000, the Company acquired 100% of the common stock of Fremont Telcom Co. On July 3, 2000, the Company acquired 100% of the common stock of Comerco, Inc. The aggregate purchase price for these acquisitions was $363.1 million, which included $86.9 million of acquired debt. Acquisition costs were approximately $1.2 million. These acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements from the dates of acquisition. Goodwill recognized in connection with these acquisitions was approximately $231.2 million and will be amortized over an estimated useful life of 40 years.

    On September 4, 2001, the Company acquired 100% of the common stock of Marianna and Scenery Hill Telephone Company. On September 28, 2001, the Company acquired certain assets of Illinois Consolidated Telephone Company. The aggregate purchase price for these acquisitions was approximately
$24.0 million, which included $0.7 million of acquired debt. These telephone properties have historically realized stable operating results and positive cash flow margins. These acquisitions have been accounted for under the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the Company's results from the dates of acquisition. Goodwill of approximately
$13.9 million was recorded in connection with these acquisitions. The allocation of the purchase price is preliminary as the working capital adjustment to the purchase price for the Marianna and Scenery Hill Telephone Company acquisition has not been determined.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the completed acquisitions referred to in the preceding paragraphs occurred on January 1, 2000. These combined results include certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have been achieved had the acquisitions been consummated as of the assumed dates, nor are the results necessarily indicative of the Company's future results of operations.

                                                               PRO FORMA NINE MONTHS
                                                                ENDED SEPTEMBER 30,
                                                              ------------------------
                                                                2001            2000
                                                              ---------       --------
                                                               (DOLLARS IN THOUSANDS)
Revenues....................................................  $ 232,839       $196,673
Net loss....................................................   (109,123)       (48,720)

(5) LONG TERM DEBT

    On March 21, 2001, FairPoint Solutions completed an amendment to its FairPoint Solutions' Amended and Restated Credit Agreement. Under this amendment, funds available to FairPoint Solutions under this facility were lowered from $250.0 million to $200.0 million. Debt issue costs of approximately $1.9 million were written off as a result of the decrease in the borrowing capacity on this

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) LONG TERM DEBT (CONTINUED)
facility. As of September 30, 2001, approximately $60.0 million was available for borrowing on this facility.

    On March 30, 2001, the Company completed an amendment to its Credit Facility. Under such amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides the Company with the ability, until December 31, 2001, to increase its term facilities by up to an aggregate of $150.0 million. The Company also amended certain of the financial covenants. On April 11, 2001, the Company issued $64.0 million of term debt as permitted under such amendment. The proceeds were used to reduce the revolving facility and the revolving acquisition facility by approximately
$32.0 million each. As of September 30, 2001, approximately $64.0 million was available for borrowing under the revolving acquisition facility and revolving facility.

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

    The Company utilizes the following information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance:

                                                              TRADITIONAL
                                                               TELEPHONE    COMPETITIVE
                                                              OPERATIONS    OPERATIONS     TOTAL
                                                              -----------   -----------   --------
                                                                          (UNAUDITED)
                                                                     (DOLLARS IN THOUSANDS)
Three months ended September 30, 2001:
  Revenues from external customers..........................    $ 59,508       18,516      78,024
  Intersegment revenues.....................................          --        1,054       1,054
  EBITDA....................................................      30,203       (7,004)     23,199
Three months ended September 30, 2000:
  Revenues from external customers..........................      55,135       14,693      69,828
  Intersegment revenues.....................................          --          779         779
  EBITDA....................................................      32,785      (21,251)     11,534
Nine months ended September 30, 2001:
  Revenues from external customers..........................     170,153       59,222     229,375
  Intersegment revenues.....................................          --        2,845       2,845
  EBITDA....................................................      92,531      (63,701)     28,830
Nine months ended September 30, 2000:
  Revenues from external customers..........................     138,519       36,256     174,775
  Intersegment revenues.....................................          --        2,293       2,293
  EBITDA....................................................      83,157      (46,855)     36,302

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) REPORTABLE SEGMENTS (CONTINUED)
    A reconciliation of EBITDA to the Company's net loss for the three months and nine months ended September 30, 2001 and 2000 is as follows:

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
EBITDA.................................................  $ 23,199    11,534      28,830    36,302
Other components of net loss:
  Depreciation and amortization........................   (17,648)  (14,856)    (52,281)  (36,729)
  Interest expense.....................................   (32,973)  (19,099)    (86,303)  (46,376)
  Stock-based compensation expense, net of
    forfeitures........................................     1,106    (1,376)      1,246   (15,075)
  Income tax benefit (expense).........................      (326)    7,812        (947)   15,616
                                                         --------   -------    --------   -------
    Net loss...........................................  $(26,642)  (15,985)   (109,455)  (46,262)
                                                         ========   =======    ========   =======

(7) OPTION CANCELLATION AND EXCHANGE OFFER

    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Employee Stock Option Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. The exercise price of each new option will be equal to the greater of the fair market value on the date of grant or $13.12. As a result of this offer, 3,274,935 options were cancelled. As of September 30, 2001, 19,319 options were still outstanding under the 2000 Employee Stock Option Plan.

(8) SALE OF ASSETS BY FAIRPOINT SOLUTIONS

    In October 2001, FairPoint Solutions entered into an agreement to sell certain assets relating to its business and operations as presently conducted in the states of Washington and Oregon to Advanced TelCom, Inc., a wholly-owned subsidiary of Advance TelCom Group, Inc. The September 30, 2001 carrying value of assets sold is approximately $2.0 million. FairPoint Solutions is expected to receive approximately $3.9 million in proceeds, subject to certain adjustments as defined in the agreement, for the sale of these assets. Pending debt holder approval, the transaction is expected to close in the fourth quarter of 2001. In connection with the sale of assets to Advance TelCom, the Company anticipates recording an impairment charge of approximately $1.6 million related to other assets not purchased by Advance TelCom that supported FairPoint Solutions' operations in Washington and Oregon. FairPoint Solutions recognized approximately $3.2 million in operating revenue related to its customers in Washington and Oregon for the three months ended September 30, 2001. Accounting systems and records of FairPoint Solutions did not segregate business operations between markets prior to April 2000, therefore, operating revenue for these markets is not available for the nine months ended September 30, 2001.

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

OVERVIEW

    We are a facilities-based provider of voice, data and Internet services. We were incorporated in 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since our first traditional telephone company acquisition in 1993, we have acquired 29 such companies, which currently operate in 18 states. In early 1998, we launched our competitive communications business ("FairPoint Solutions") by competing for small- and medium-sized business customers in Tier IV and select Tier III markets, which typically have populations of less than 100,000. These markets are generally within a 200-mile radius of the areas served by our traditional telephone companies. We refer to this approach as our "edge-out" strategy, which allows us to leverage our existing network infrastructure and management expertise to roll-out our competitive communications business in a capital-efficient manner. Furthermore, the stable cash flows of our traditional telephone business provide the financial capacity to help fund our continued growth.

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

    The following summarizes our percentage of revenues from these sources:

                                                           % OF REVENUE
                                                     THREE-MONTH PERIOD ENDED
                                                           SEPTEMBER 30,
                                                     -------------------------
REVENUE SOURCE                                          2001          2000
--------------                                       -----------   -----------
Local calling services.............................      33%           35%
Network access charges.............................      42%           42%
Long distance services.............................      12%           10%
Data and Internet services.........................       6%            5%
Other services.....................................       7%            8%

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

    In 2001, we acquired one traditional telephone company and certain assets of additional traditional telephone exchanges for an aggregate purchase price of $24.0 million, which included $0.7 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 5,600 access lines.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTH PERIOD
ENDED
SEPTEMBER 30, 2000

    REVENUES. Revenues increased $8.2 million to $78.0 million for the three months ended September 30, 2001 from $69.8 million for the three months ended September 30, 2000. Of this increase, $7.9 million was attributable to the internal growth of our traditional telephone and competitive communications businesses and $0.3 million was attributable to revenues from companies we acquired in 2001. Local calling services accounted for $1.5 million of this increase, including an increase of $1.4 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $0.1 million from companies we acquired in 2001. Network access charges increased $3.0 million, including an increase of $0.2 million from companies we acquired in 2001 and $2.8 million from new business lines added in our competitive and traditional communications markets. Long distance services revenues increased $2.1 million from new long distance retail and wholesale customers. Data and Internet services revenues increased $1.7 million as a result of increased service offerings to our customers. Other revenues decreased $0.1 million. The decrease is a result of reduced billing and collection revenues as carriers continue to take back the billing functions.

OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs decreased $2.5 million to $33.6 million for the three months ended September 30, 2001 from $36.1 million for the three months ended September 30, 2000. Traditional telephone network operating expenses increased $2.3 million. The companies we acquired in 2001 accounted for $0.1 million of the remaining portion of the increase. Offsetting these increases is a decrease in expense of $4.9 million associated with our competitive communications operations as we continue to reduce expenses related to both existing operations and the markets that were closed as part of the restructuring. We expect these expenses to continue to decline.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.4 million to $22.2 million for the three months ended September 30, 2001 from $25.6 million for the three months ended September 30, 2000. Expenses have declined $5.6 million in our competitive markets due to the restructure of these markets as well as additional expense reductions associated with the ongoing operations of the competitive markets. The decline in the competitive market expense is offset by an increase in selling, general and administrative expenses of $2.2 million in our traditional telephone companies.

    DEPRECIATION AND AMORTIZATION.  Depreciation and amortization increased
$2.7 million to $17.6 million for the three months ended September 30, 2001 from $14.9 million for the three months ended September 30, 2000. This increase is attributable to the increased investment in our communications network to support the growth of our competitive communications business.

    STOCK-BASED COMPENSATION. For the three months ended September 30, 2001, we recognized a net benefit from non-cash compensation charges of $1.1 million. We recognized non-cash compensation expense of $1.4 million for the three months ended September 30, 2000, in association with the exchange of FairPoint Solutions employee stock options. The net benefit in 2001 is a result of reversing previous compensation charges due to the forfeiture of stock options.

    LOSS FROM OPERATIONS. Loss from operations decreased $13.8 million from a loss of $(8.0) million for the three months ended September 30, 2000 to income from operations of $5.8 million for the three months ended September 30, 2001. This improvement is attributed to increases in revenues in conjunction with operating expense reductions. Income (loss) from operations for the three months ended September 30, 2001 was $(9.4) million and $15.2 million for the competitive and traditional communications companies, respectively.

    OTHER INCOME (EXPENSE). Total other expense increased $16.3 million to $32.1 million for the three months ended September 30, 2001 from $15.8 million for the three months ended September 30, 2000. The expense consists primarily of interest expense on long-term debt. Interest expense increased $13.9 million from $19.1 million for the three months ended September 30, 2000 to $33.0 million for the three months ended September 30, 2001. For the three months ended September 30, 2001, the

Company recorded an increase to interest expense of approximately $7.9 million which relates to the change in the fair value of the interest rate swap agreements during the period ended September 30, 2001 ($7.5 million) and the reclassification from the transition adjustment recorded in accumulated other comprehensive income ($0.4 million). The gain on sale of investments was $3.4 million during the quarter ended September 30, 2000 compared to a loss on sale of investments of $(0.7) million for the quarter ended September 30, 2001. Other income, primarily consisting of earnings from equity investments increased from a loss of $(0.5) million at September 30, 2000 to $1.2 million at September 30, 2001.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $0.3 million for the three months ended September 30, 2001. Income tax benefit was $7.8 million for the three months ended September 30, 2000. Income tax benefit decreased for the three months ended September 30, 2001, as the tax benefit related to the net operating loss carryforwards are not being recognized. Income tax expense for the three months ended September 30, 2001 relates to income taxes owed in certain states.

    NET LOSS. Our net loss was $26.6 million for the three months ended September 30, 2001, compared to a net loss of $16.0 million for the three months ended September 30, 2000, as a result of the factors discussed above.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

    REVENUES. Revenues increased $54.6 million to $229.4 million for the nine months ended September 30, 2001 from $174.8 million for the nine months ended September 30, 2000. Of this increase, $26.3 million was attributable to the internal growth of our competitive and traditional communications businesses and $28.3 million was attributable to revenues from companies we acquired in 2000 and 2001. Local calling services accounted for $19.7 million of this increase, including an increase of $12.1 million from new business lines in our competitive markets and an increase in the number of access lines in our traditional telephone companies, as well as an increase of $7.6 million from companies we acquired in 2000 and 2001. Network access charges increased
$19.2 million, including an increase of $15.3 million from companies we acquired in 2000 and 2001 and $3.9 million from new business lines added in our competitive and traditional communications markets. Long distance services revenues increased $9.6 million, including an increase of $8.6 million from new long distance retail and wholesale customers and an increase of $1.0 million from companies we acquired in 2000 and 2001. Data and Internet services revenues increased $5.2 million, including an increase of $2.3 million from acquisitions and an increase of $2.9 million as a result of increased service offerings to our customers. Other revenues increased $0.9 million primarily due to other revenues of $2.1 million contributed by the companies we acquired in 2000, offset by a decrease of $1.2 million from our traditional telephone companies primarily as a result of reduced billing and collection revenues as carriers continue to take back these functions.

OPERATING EXPENSES.

    NETWORK OPERATING COSTS. Network operating costs increased $17.4 million to $103.0 million for the nine months ended September 30, 2001 from $85.6 million for the nine months ended September 30, 2000. Of this increase, $9.2 million was attributable to operating expenses associated with the growth and facility conversion costs in our competitive communications markets and $1.5 million was attributable to increased growth in our traditional telephone companies local calling, network access and long distance service offerings. The companies we acquired in 2000 and 2001 accounted for $6.7 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.0 million to $66.7 million for the nine months ended September 30, 2001 from

$63.7 million for the nine months ended September 30, 2000. Contributing to this increase were costs of $4.1 million from companies we acquired in 2000 and 2001. This increase is offset by a net decrease of $1.1 million from our traditional and competitive communications markets. Expenses have declined $4.5 million in our competitive markets due to the restructure of these markets as well as additional expense reductions associated with the ongoing operations of the competitive markets. The decline in the competitive market expense is offset by an increase in selling, general and administrative expenses of $3.4 million in our traditional telephone companies.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $15.6 million to $52.3 million for the nine months ended September 30, 2001 from $36.7 million for the nine months ended September 30, 2000. This increase consisted of $9.0 million attributable to the increased investment in our communications network to support the growth of our competitive and traditional communications business and $6.6 million related to the companies we acquired in 2000 and 2001.

    RESTRUCTURE CHARGES. In the first quarter of 2001, we restructured the operations at FairPoint Solutions, which resulted in a charge of approximately $33.6 million. Of the total first quarter 2001 restructure charge, approximately $3.4 million relates to employee termination benefits and other employee termination related costs. We terminated approximately 365 positions in January 2001. These reductions completed the organizational changes at the operation centers and sales offices of FairPoint Solutions' which began in December 2000. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

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

    In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a charge of approximately
$1.5 million. NetLever was FairPoint Solutions' internal group responsible for Web site development and Web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these Web-related services internally. FairPoint Solutions has entered into an agreement with a FairPoint affiliate to outsource the development and maintenance of these Web-related product offerings. This decision was made as weakened business conditions and less than expected market demand impaired NetLever's ability to achieve profitability. The restructure charge includes approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001. An additional seven employees were asked to remain through October 2001.

    The restructure charge also includes approximately $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write down of property, plant and equipment. There were also approximately $0.2 million of other incremental costs incurred as a direct result of the restructuring plan.

    STOCK-BASED COMPENSATION. For the nine months ended September 30, 2001, we recognized a net non-cash compensation benefit of $1.2 million in association with the exchange of FairPoint Solutions employee stock options. The net benefit is a result of reversing previous compensation charges due to the forfeiture of stock options. For the nine months ended September 30, 2000, we recognized non-cash compensation charges of $15.1 million. The charge consisted of compensation expense of $3.8 million recognized in connection with the modification of employee stock options and the settlement of employee stock options for cash by one of our principal shareholders. The compensation expense also included the settlement of a cash payment obligation between certain of our employee-shareholders and our principal shareholders under their pre-existing shareholder's agreement for $8.5 million. An additional $2.8 million was recognized in association with the FairPoint Solutions employee stock options.

    LOSS FROM OPERATIONS. Loss from operations increased $0.1 million to $26.4 million for the nine months ended September 30, 2001 from $26.3 million for the nine months ended September 30, 2000. The minor change was primarily attributable to the $35.1 million of restructure charges and the expenses associated with our expansion into competitive markets offset by the change in stock-based compensation discussed above and higher revenues. Income (loss) from operations for the nine months ended September 30, 2001 was $(72.6) million and $46.2 million for the competitive and traditional communications companies, respectively.

    OTHER INCOME (EXPENSE). Total other expense increased $46.6 million to $82.1 million for the nine months ended September 30, 2001 from $35.5 million for the nine months ended September 30, 2000. The expense consists primarily of interest expense on long-term debt. Interest expense increased $40.0 million from $46.3 million for the nine months ended September 30, 2000 to $86.3 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company recorded interest expense of approximately $12.3 million which relates to the change in the fair value of the interest rate swap agreements during the period ended September 30, 2001 ($11.2 million) and the reclassification from the transition adjustment recorded in accumulated other comprehensive income ($1.1 million). Gain on sale of investments was $6.2 million during the period ending September 30, 2000 compared to a loss for the period ending September 30, 2001 of $(0.7) million. Other income, primarily consisting of earnings from equity investments increased from $2.8 million at September 30, 2000 to $3.2 million at September 30, 2001.

    INCOME TAX BENEFIT (EXPENSE). Income tax expense was $0.9 million for the nine months ended September 30, 2001. Income tax benefit was $15.6 million for the nine months ended September 30, 2000. Income tax benefit decreased for the nine months ended September 30, 2001, as the tax benefit related to the net operating loss carryforwards are not being recognized. Income tax expense for the nine months ended September 30, 2001 relates to income taxes owed in certain states.

    NET LOSS. Our net loss was $109.5 million for the nine months ended September 30, 2001, compared to a net loss of $46.3 million for the nine months ended September 30, 2000, as a result of the factors discussed above.

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

    Historically, we have used the proceeds from institutional and bank debt, private equity offerings and available cash flow to fund our operations. We may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If the growth of our competitive communications business occurs more rapidly than we currently anticipate or if our operating results are below expectations, there can be no assurance that we will be successful in raising sufficient additional capital on terms that we consider acceptable, or that our operations will produce positive cash flow in sufficient amounts to meet its liquidity requirements. The failure to raise and generate sufficient funds may require the Company to delay or abandon some of its planned future growth or expenditures, which could have a material adverse effect on the Company's growth and its ability to compete in the communications industry.

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $66.4 million principal amount outstanding as of September 30, 2001 that matures on September 30, 2006 and the other with the principal amount of approximately $132.8 million outstanding that matures on September 30, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of September 30, 2001, $72.0 million was outstanding on the revolving facility, $69.6 million was outstanding on the revolving acquisition facility and $108.4 million was available for borrowing under the revolving acquisition facility and revolving facility. On March 30, 2001, we completed an amendment to our Credit Facility. Under this amendment, the revolving and acquisition facilities' amortization was amended such that these facilities will be due in their entirety on September 30, 2004. In addition, such amendment provides the Company with the ability, until December 31, 2001, to increase its term facilities by up to an aggregate of $150.0 million. We also amended certain of the financial covenants. On
April 11, 2001, we issued $64.0 million of term debt as permitted under this amendment. The proceeds were used to reduce the revolving facility and the revolving acquisition facility by approximately $32.0 million each.

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

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On March 21, 2001, we completed an amendment to the FairPoint Solutions' Amended and Restated Credit Agreement. The First Amendment to the Amended and Restated FairPoint Solutions Credit Facility provides for a revolving tranche and a term tranche. FairPoint Solutions can borrow up to $75.0 million under the revolving tranche and has the opportunity, subject to certain conditions, to increase such availability by an additional $50.0 million. FairPoint Solutions can borrow up to $125.0 million under the term tranche of such facility. The total commitment of $200.0 million matures on November 9, 2007. As of September 30, 2001, $122.4 million was outstanding and $77.6 million was available for borrowing on this facility.

CASH FLOWS

    Net cash used by operating activities was $39.1 million and $5.0 million for the nine months ended September 30, 2001 and 2000, respectively. The primary reason for the change in net cash used by operating activities was the increase in negative cash flows from operations of the competitive communications business. Net cash used in investing activities was $79.3 million and $284.8 million for the nine months ended September 30, 2001 and 2000, respectively. The cash flows for the nine months ended
September 30, 2001 primarily reflect capital expenditures of $65.7 million and traditional telephone companies acquisitions of $18.4 million. The cash flows for the nine months ended September 30, 2000 primarily reflect expenditures relating to traditional telephone company acquisitions of $253.9 million and capital expenditures of $49.5 million. Net cash provided by financing activities was $123.5 million and $284.6 million for the nine months ended September 30, 2001 and 2000, respectively. The cash flows for the nine months ended
September 30, 2001 primarily represent the net issuance and repayment of long term debt of $131.5 million. The cash flows for the nine months ended
September 30, 2000 primarily represent the proceeds from an equity transaction of $158.9 million and the net issuance and repayment of long term debt of $136.9 million.

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

    The Company is required to adopt the provisions of SFAS No. 141 immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

    SFAS No. 141 will require, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with the transitional goodwill impairment evaluation, SFAS
No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $453.9 million and unamortized identifiable intangible assets in the amount of $1.7 million, all of which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $9.9 million and $9.1 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    The FASB issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

    The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 30, 2001, we recorded our marketable available-for-sale equity securities at a fair value of $0.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future cash flow exposures from changes in interest rates on long-term debt, since approximately 83% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities has variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and loss before taxes would have increased by approximately $2.9 million for the nine months ended September 30, 2001.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $16.5 million at September 30, 2001. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements with notional amounts of $25.0 million each, and one interest rate swap with a notional amount of $50.0 million to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.32% to 9.34%. The swap agreements expire from November 2001 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. Such swap agreement expires May 3, 2003. FairPoint Solutions used two interest rate swap agreements with notional amounts of $25.0 million and $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions' Amended and Restated Credit Facility to fixed rates ranging from 9.09% to 10.59%. These swap agreements expire in May 2003 and November 2003, respectively.

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

Dated: November 5, 2001

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

         2.3 Stock Purchase Agreement dated as April 25, 2000 by and among MJD Ventures, Inc., Fremont Telcom Co. and the other parties thereto.(4)

         2.4 Stock Purchase Agreement dated as of May 23, 2000 by and among MJD Ventures, Inc., W.B.W. Trust Number One and
                        Comerco, Inc.(4)

         2.5            Stock Purchase Agreement dated as of May 7, 2001 by and
                        among MJD Ventures, Inc., Scott William Horne, Susan Elaine
                        Horne, Mona Jean Horne, Scott William Horne and Susan Elaine
                        Horne being and as Trustees of the Grantor Retained Annuity
                        Trust created by Mona Jean Horne and Mona Jean Horne being and as Trustee of the Mona Jean Horne Revocable Trust and
                        Marianna and Scenery Hill Telephone Company. (7)

         2.6            Asset Purchase Agreement dated September 14, 2001 between
                        Illinois Consolidated Telephone Company and Odin Telephone
                        Exchange, Inc. (7)

         2.7            Stock Purchase Agreement dated December 10, 1999 by and
                        among MJD Ventures, Inc., E.B. Fitzgerald, III, E.B.
                        Fitzgerald, IV, Ann F. Brown, the other shareholders listed on Schedule 2.7 thereto and Peoples Mutual Telephone
                        Company. (7)

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

(7) Incorporated by reference to the quarterly report of FairPoint for the quarterly period ended June 30, 2001, filed on Form 10-Q.