Form 10-K405
period 2001-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2002-03-28
CIK 1062613

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

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 22, 2002, the registrant had outstanding 45,850,002 shares of Class A common stock and 4,269,440 shares of Class C common stock. 1,953,576 shares of Class A common stock were held by non-affiliates and the Company estimates the market value of such shares, as of March 22, 2002, was $13.7 million, based upon a fair market value of $7.00 per share. All of the shares of Class C common stock were held by non-affiliates and the Company estimates the market value of such shares, as of March 22, 2002, was approximately $29.9 million, based upon an estimated fair market value of $7.00 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

        ITEM                                                                            PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
                        Index.......................................................      2

                                            PART I
          1.            Business....................................................      3
          2.            Properties..................................................     11
          3.            Legal Proceedings...........................................     11
          4.            Submission of Matters to a Vote of Security Holders.........     11

                                           PART II
          5.            Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     12
          6.            Selected Financial Data.....................................     12
          7.            Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     14
          7A.           Quantitative and Qualitative Disclosures about Market
                          Risk......................................................     26
          8.            Independent Auditors' Report and Consolidated Financial
                          Statements................................................     28
          9.            Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     72

                                           PART III
         10.            Directors and Executive Officers of the Registrant..........     72
         11.            Executive Compensation......................................     74
         12.            Security Ownership and Beneficial Management................     77
         13.            Certain Relationships and Related Transactions..............     79

                                           PART IV
         14.            Exhibits, Financial Statement Schedules, and Reports on Form
                          8K........................................................     80
                        Independent Auditors' Report and Schedule...................     81
                        Signatures..................................................     83
                        Exhibit Index...............................................     84

                                     PART I

    Except as otherwise required by the context, references in this Annual Report to the "Company," "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries.

ITEM 1. BUSINESS

OUR BUSINESS

    We are a provider of telecommunications services to customers in rural communities, offering an array of services that include local voice, long distance, data and Internet. We were incorporated in February 1991 for the purpose of acquiring and operating traditional telephone companies in rural markets. Since inception, the Company has acquired 29 such companies, which are located in 18 states.

    All of our traditional telephone company subsidiaries qualify as rural local exchange carriers or "RLECs" under the Telecommunications Act of 1996 (the "Telecommunications Act"). RLECs are generally characterized by stable operating results and strong cash flow margins and primarily operate in a favorable regulatory environment. In particular, pursuant to existing state and federal regulations, we are able to charge rates which enable us to recover our operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on our invested capital. In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition from competitive local exchange carriers is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas. We believe these attractive characteristics of the RLEC industry, combined with our ability to draw on our existing corporate resources, create the opportunity to improve our operating results and cash flows.

    In early 1998, we launched our competitive local exchange carrier ("CLEC") enterprise through our wholly owned subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions"), in an effort to extend our service offering to markets adjacent to our RLECs. In November 2001, we announced our plan to discontinue our CLEC operations. For additional information about the Company's decision to discontinue its CLEC operations, see "Recent Developments."

BUSINESS STRATEGY

    Our business strategy is to be the leading provider of telecommunications services to the rural communities that we serve. We intend to accomplish this objective through internal growth and continued growth by acquiring strategically located RLECs, telecommunications lines and other related assets located in rural areas which may be sold by the regional Bell operating companies ("RBOCs"). We believe our success depends upon our ability to leverage our expertise in the acquisition, integration and operation of RLECs, our knowledge of our local markets, the strength of our customer relations and the commitment of our employees. To this end, we have adopted an approach to our business that is based on the following goals:

    - GROW THROUGH STRATEGIC ACQUISITIONS. We have gained substantial experience in acquiring and integrating 29 RLECs since inception. We intend to utilize this experience to continue our growth, complement our service capabilities and increase our customer base by continuing to acquire strategically located RLECs or RBOC rural assets.

    - IMPROVE OPERATING EFFICIENCY AND PROFITABILITY. We have successfully achieved significant operating efficiencies at our acquired RLECs by applying our operating, regulatory, marketing, technical and management expertise and our financial resources. We have focused and will continue to focus on increasing revenues by introducing innovative marketing strategies for enhanced and ancillary services and by creating applications and technologies to meet the growing needs of our rural customers. Additionally, we are striving for greater efficiencies by consolidating various administrative functions and implementing best practices.

    - INCREASE CUSTOMER LOYALTY AND BRAND IDENTITY THROUGH SUPERIOR CUSTOMER SERVICE. We seek to build long-term relationships with our customers by offering an array of telecommunications services and ongoing, consistent customer care. We believe that our service-driven customer relationship strategy leads to high levels of customer satisfaction and will lead to an increase in demand for enhanced and ancillary services. Presently, the penetration rates for such services in our RLEC markets are below industry levels. We believe this offers an opportunity to increase revenues and operating margins.

    - LEVERAGE OUR MANAGEMENT'S EXPERIENCE. Our senior management team has substantial experience in the communications industry. Our senior executives have, on average, 24 years of experience working in a variety of incumbent local exchange carriers ("ILECs") and/or RLECs. We believe this experience has been a major factor in our success to date and will continue to play a critical role in the evolution and execution of our business strategy.

RECENT DEVELOPMENTS

    DISCONTINUED OPERATIONS

    In November 2001, we decided to discontinue the CLEC operations of our wholly owned subsidiary, FairPoint Solutions. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in FairPoint Solutions' CLEC operations.

    Prior to our decision to discontinue FairPoint Solutions' CLEC operations, FairPoint Solutions entered into an agreement on October 19, 2001 to sell certain of its Northwest assets to Advanced TelCom, Inc. On December 10, 2001, FairPoint Solutions completed the disposition of these assets in exchange for $3.4 million in cash, which includes approximately $0.9 million for accounts receivables. On November 7, 2001, FairPoint Solutions entered into an agreement to sell certain of its Northeast assets to Choice One Communications Inc. and certain of Choice One's affiliates. On December 19, 2001, FairPoint Solutions completed the disposition of these assets for $5.6 million in cash, which includes approximately $3.5 million for accounts receivables, and 2,500,000 restricted shares of Choice One's common stock. FairPoint Solutions can earn up to an additional 2,000,000 shares of Choice One restricted common stock based on the number of access lines converted to Choice One's operating platform
120 days after closing. In connection with these transactions, FairPoint Solutions is receiving payment for providing certain services to Advanced TelCom and Choice One to facilitate the successful conversion of customers to their respective systems and networks. These servicing arrangements are expected to terminate in or before June 2002.

    In addition, FairPoint Solutions has notified its remaining customers in the Southwest, Southeast, and Mid-Atlantic competitive markets to find alternative carriers. As a result of the asset sales and notifications described above, FairPoint Solutions is nearing completion of its operations as a CLEC provider.

    FairPoint Solutions will continue to provide wholesale long distance service and support to our RLEC subsidiaries and other independent local exchange companies. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. We believe that FairPoint Solutions' ability to provide ongoing support to independent local exchange companies will provide a source of increasing revenue and greater profitability (although not material).

    FAIRPOINT SOLUTIONS DEBT FINANCING ACTIVITY

    On November 28, 2001, FairPoint Solutions completed a second amendment to its Amended and Restated Credit Agreement, pursuant to which FairPoint Solutions' lenders waived certain restrictions with respect to the sale by FairPoint Solutions of certain of its Northwest assets to Advanced TelCom and FairPoint Solutions agreed to reduce the aggregate outstanding revolving commitment to $23.5 million and that after December 31, 2001 it would not be permitted to borrow any funds under the revolving credit tranche without the consent of each of its lenders. On December 19, 2001, FairPoint Solutions completed a third amendment to such Amended and Restated Credit Agreement which provided for such lenders' consent to the sale of certain of FairPoint Solutions' Northeast assets to Choice One and for the lenders' forbearance, until March 31, 2002, from exercising their remedies under the FairPoint Solutions Amended and Restated Credit Agreement for certain enumerated potential covenant breaches and potential events of default thereunder.

    As of April 1, 2002, FairPoint Solutions will be in default under its Amended and Restated Credit Agreement as a result of its failure to comply with certain of the covenants contained therein. In light of such impending default, FairPoint Solutions' debt has been classified as a net current liability of discontinued operations in our consolidated financial statements for the year ended December 31, 2001. The Company has not guaranteed the debt owed to the lenders under the FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions. At
December 31, 2001, the amount payable to FairPoint Solutions under the tax sharing agreement was approximately $7.6 million.

    Upon the occurrence and continuation of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, the lenders are entitled to various rights and remedies, including, but not limited to, the right to declare all loans and obligations thereunder (which amounted to approximately $125.8 million as of March 22, 2002) immediately due and payable, and to enforce all liens and security interests. In addition, as a result of the occurrence of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, FairPoint Solutions will also be in default under its two interest rate swap agreements. FairPoint Solutions' liability under such agreements was approximately $3.1 million as of March 22, 2002. If the lenders or swap counterparty were to enforce their remedies and obtain a final judgment in excess of $3,000,000 or if FairPoint Solutions either voluntarily filed for or was involuntarily placed into bankruptcy, then such events would, after the expiration of any applicable grace periods, cause there to be an event of default under the Company's Credit Facility and/or the indentures governing the Company's senior subordinated notes. The FairPoint Solutions lenders do not have any claim or right to any of the Company's assets or cash flows other than as required by the tax sharing agreement.

    In addition to the foregoing remedies, each lender under the FairPoint Solutions Amended and Restated Credit Agreement has the option to exchange all or a portion of the amounts owed to it for shares of the Company's Series A preferred stock having a liquidation preference equal to the amount of debt exchanged, such that each $1,000 of debt shall be converted into one share of the Company's Series A preferred stock. Such Series A preferred stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A preferred stock provides for the payment of dividends at a rate per annum equal to the 10-year Treasury rate on the date of issue plus 1,200 basis points (which would have been approximately 16.75% as of March 22, 2002). Dividends would be payable either in cash or in additional shares of Series A preferred stock, at the option of the Company. Dividends would accrue and be cumulative from the date of issue, and be payable in arrears. The Company would have the option to redeem the Series A preferred stock at any time. The redemption price would be payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A preferred stock at a price per share equal to the Preference Amount.

    FairPoint Solutions has engaged in continuing discussions with its lenders regarding a restructuring of its Amended and Restated Credit Agreement. FairPoint Solutions and its lenders have discussed a restructuring pursuant to which, among other things, a substantial portion of the outstanding debt under the Amended and Restated Credit Agreement would be exchanged for shares of the Company's Series A preferred stock, and the remaining debt would be repaid over approximately five years after the closing of the restructuring. FairPoint Solutions believes that, in the event such a restructuring is not agreed upon, all or substantially all of its lenders would elect to exchange all of their outstanding debt under the FairPoint Solutions Amended and Restated Credit Agreement for shares of Series A preferred stock. While FairPoint Solutions can neither predict nor control which remedies its lenders may pursue, its lenders have not indicated to FairPoint that they intend to seek a remedy which would result in the imposition of a judgment against FairPoint Solutions or which would result in FairPoint Solutions filing for or being placed into bankruptcy, and forcing FairPoint Solutions into bankruptcy would not enhance the lenders' claims to the Company's assets or cash flows. There can be no assurance that any restructuring of the FairPoint Solutions Amended and Restated Credit Agreement will be agreed upon or that FairPoint Solutions' lenders will not seek a remedy that would result in the imposition of a judgment against FairPoint Solutions or in FairPoint Solutions' bankruptcy.

    MANAGEMENT

    Effective January 1, 2002, Eugene B. Johnson became our Chief Executive Officer. Mr. Johnson continues to serve as Vice Chairman of the Company's Board of Directors. Jack H. Thomas retired as the Company's Chief Executive Officer, effective December 31, 2001. Mr. Thomas continues to serve as Chairman of the Company's Board of Directors. Effective February 27, 2002, Peter G. Nixon became our Senior Vice President of Corporate Development.

OUR SERVICES

    We design our service offerings to meet the specific needs of our customers. We offer a comprehensive selection of voice, data and Internet services, including local voice, long distance, data and Internet services.

    VOICE SERVICES

    Local Services. Our local services include:

        -- basic telephone service
        -- caller name and number
          identification
        -- call waiting
        -- call transferring and call forwarding
        -- voice mail
        -- call hunting
        -- teleconferencing
        -- video conferencing

    -- cable television service and high speed Internet connectivity -- store-and-forward fax
    -- follow-me numbers
    -- three way calling
    -- automatic callback
    -- call hold
    -- DID (direct inward dial)
    -- Centrex services

    Long Distance Services. We offer intra-state and inter-state long distance services. International long distance service is available to over 200 countries. These services are available via dedicated and switched access.

    Long Distance, Wholesale and Consulting Services. We provide ILECs end-to-end service and support that allows these customers to operate their own long distance communications services. We also offer our expertise by providing sales, marketing and training materials to these companies.

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

OUR MARKETS

    Our 29 RLECs operate as the incumbent local exchange carrier in each of their respective markets. Our RLECs serve an average of 12 access lines per square mile versus the RBOC average of 330 access lines per square mile. Approximately 78% of these access lines serve residential customers. Our business customers account for approximately 22% of our access lines. Our business customers are predominantly agriculture, light manufacturing and service industries. Approximately 85% of our business customers subscribe to no more than two access lines.

SALES AND MARKETING

    Our marketing strategy emphasizes customer-oriented sales, marketing and service. Each of our RLECs has a long history in the communities it serves. Our strategy is to enhance our telecommunications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote rural economic development in the rural communities we serve.

INFORMATION TECHNOLOGY AND SUPPORT SYSTEMS

    Our approach to billing and OSS systems focuses on implementing best-of-class applications that allow consistent communication and coordination throughout our entire organization. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

NETWORK ARCHITECTURE AND TECHNOLOGY

    Our RLEC network consists of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel and Siemens, operating with the most current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of March 22, 2002, we maintained over 25,000 miles of copper plant and 2,200 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

    Our fiber optic transport system is primarily a synchronous optical network and utilizes asynchronous optical systems for limited local or specialized applications. Our fiber optic transport system of choice is capable of supporting increasing customer demand for high bandwidth transport services and applications due to its 240 gigabyte design and switching capacity. In the future, this platform will enable direct asynchronous transfer mode, frame relay and/or Internet protocol insertion into the synchronous optical network or physical optical layer.

    In our RLEC markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2001, we had invested approximately $7.1 million and deployed this technology in 21 of our 29 RLECs, reaching 67 of 123 exchanges within these 21 RLECs.

    Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to efficiently respond to these technological changes.

REGULATORY ENVIRONMENT

    We are subject to regulation by federal, state and local government agencies. At the federal level, the Federal Communications Commission ("FCC") generally has jurisdiction over interstate rates, services, access charges and other interstate telecommunications matters. State telecommunications regulatory commissions generally exercise jurisdiction over intrastate telecom services, such as terms and conditions of service. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, such as construction permits, rights of way and building codes. The following description summarizes some of the major regulations affecting our business.

FEDERAL REGULATION

    Pursuant to the Communications Act of 1934, as amended, the FCC regulates the rates and terms for interstate access services, which are an important source of revenue for our RLEC subsidiaries. The amendments to the Communications Act contained in the Telecommunications Act dramatically changed and are expected to continue to change the landscape of the telecommunications industry. The central aim of the Telecommunications Act was to open local telecommunications marketplaces to competition while enhancing universal service. Most significantly, the Telecommunications Act governs the removal of barriers to market entry into local telephone services, requires ILECs to interconnect with competitors, establishes procedures pursuant to which ILECs may provide other services, such as the provision of long distance services by RBOCs, and imposes on ILECs duties to negotiate in good faith.

    Although we are unable to predict the overall impact of the Telecommunications Act on our business, we expect that it will, along with subsequent state and federal regulatory rulings and technological changes, lead to an overall reduction in the level of regulation for the telecommunications industry. Despite the fact that the majority of our operations continues to be regulated extensively by various state regulatory agencies, often called public service commissions, and the FCC, we may experience reductions in the level of regulation for some of our RLECs in the future.

    REMOVAL OF ENTRY BARRIERS. Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent local telephone company. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any communications service. However, states can modify conditions of entry into areas served by rural telephone companies where the state telecommunications regulatory commission has determined that certain universal service protections must be satisfied. Since the passage of the Telecommunications Act, we have seen very little increase in the level of competition in the markets we serve.

    INTERCONNECTION WITH LOCAL TELEPHONE COMPANIES AND ACCESS TO OTHER FACILITIES. In order to create an environment in which local competition is a practical possibility, the Telecommunications Act imposes a number of access and interconnection requirements on all local communications providers. All local carriers must interconnect with other carriers, permit resale of their services, provide local telephone number portability and dialing parity, provide access to poles, ducts, conduits, and rights-of-way, and complete calls originated by competing carriers under reciprocal compensation or mutual termination arrangements.

    Because all of our 29 subsidiaries qualify as RLECs under the Telecommunications Act, they have an exemption from the incumbent local telephone company interconnection requirements until they receive a bona fide request for interconnection and the applicable state telecommunications regulatory commission lifts the exemption.

    ACCESS CHARGES. The FCC regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC has structured these prices, also referred to as "access charges" as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers.

    The FCC regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps. Each of our 29 incumbent local telephone subsidiaries elected not to apply federal price caps. Instead, our subsidiaries employ rate-of-return regulation for their interstate access charges.

    ILEC SERVICES REGULATION. Our ILEC services segment revenue is subject to regulation including incentive regulation by the FCC and various state regulatory agencies. We believe that state lawmakers will continue to review the statutes governing the level and type of regulation for telecommunications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services more expeditiously than in the past.

STATE REGULATION

    Most states have some form of certification requirement which requires providers of telecommunications services to obtain authority from the state telecommunications regulatory commission prior to offering common carrier services. Our 29 RLECs operate as the incumbent local telephone companies in each of the eighteen states in which we operate and are certified in those states to provide local telephone services. State telecommunications regulatory commissions generally regulate the rates incumbent local telephone companies charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the FCC has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local telephone companies must file tariffs setting forth the terms, conditions and prices for their intrastate services. Under the Telecommunications Act, state telecommunications regulatory agencies have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent local telephone companies and competitive local telephone companies, in accordance with rules set by the FCC. State regulatory commissions may also formulate rules regarding taxes and fees imposed on providers of telecommunications services within their respective states to support state universal service programs.

LOCAL GOVERNMENT AUTHORIZATIONS

    We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand fiber optic facilities in certain rural communities. We have obtained such municipal franchises as were required. In some rural areas, we do not need to obtain such permits or franchises because the subcontractors or electric utilities with which we have contracts already possess the requisite authorizations to construct or expand our networks.

COMPETITION

    We believe that the Telecommunications Act and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of telecommunications services; however, many of the competitive threats now confronting the large telephone companies do not currently exist in the RLEC marketplace. Our RLECs typically experience little competition as the incumbent carrier because generally the demographic characteristics of rural telecommunications markets will not support the significant capital investment required to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas as RLECs typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage competitors from entering territories serviced by RLECs. As a result, RLECs generally are not faced with the threat of significant competition. We currently have no wireline competition in any of our 29 RLEC markets.

    We do experience limited competition from wireless technology in certain of our markets. We do not expect this technology represents a significant threat in the near term, but as technology and economies of scale improve we may experience increased competition from this technology. Cable television is offered in certain of our markets, but has not represented meaningful competition for our data, DSL or Internet products.

    As we attempt to grow through acquisition, we may be subject to competition for suitable acquisition candidates from other competitors engaged in the acquisition of RLECs.

EMPLOYEES

    As of March 22, 2002, we employed a total of 1,199 full-time employees, including 132 employees of our RLEC companies represented by four unions. We believe the state of our relationship with our union and non-union employees is satisfactory. Within our Company, 26 employees are employed at our corporate office, 1,006 employees are employed at our RLEC companies and 167 employees are employed by FairPoint Solutions.

ITEM 2. PROPERTIES

    We own all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our RLEC business. Our administrative and maintenance facilities are generally located in or near the rural communities served by our RLECs and our central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the incumbent long distance carrier. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

    We believe each of our respective properties is suitable and adequate for the business conducted therein, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.

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

    As of March 22, 2002, there were approximately 69 record holders of Class A common stock and 14 record holders of Class C common stock.

    There were 5,248,750 options to purchase shares of Class A common stock outstanding as of March 22, 2002, of which 3,364,466 were fully vested.

    There are no shares of common stock that could be sold pursuant to Rule 144 under the Securities Act or, other than pursuant to the Company's registration rights agreement that we have agreed to register under the Securities Act for sale by the security holders.

    Our ability to pay dividends is governed by restrictive covenants contained in the indentures governing our publicly held debt as well as restrictive covenants in our bank lending arrangements. We have never paid cash dividends on our equity securities and currently have no intention of paying cash dividends on our equity securities for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected data presented below under the captions "Statement of Operations Data," "Balance Sheet Data" and "Summary Cash Flow Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from the consolidated financial statements of FairPoint and its subsidiaries. The consolidated financial statements as of December 31, 2000 and 2001, and of each of the years in the three-year period ended December 31, 2001 are included elsewhere in this report.

                                                     1997         1998        1999         2000         2001
                                                   ---------   ----------   ---------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT RATIO OF EARNINGS TO FIXED CHARGES AND
                                                                         OPERATING DATA)
Statement of Operations Data:
Revenues.........................................  $ 47,639    $  91,168    $136,422    $ 195,696    $ 235,213
                                                   --------    ---------    --------    ---------    ---------
Operating expenses:
  Network operating costs........................    14,465       26,696      40,652       55,741       69,133
  Selling, general and administrative............    11,958       23,753      31,866       41,846       48,668
  Depreciation and amortization..................     8,777       20,041      30,885       47,070       56,064
  Stock-based compensation.......................        --           --       3,386       12,323        1,337
                                                   --------    ---------    --------    ---------    ---------
Total operating expenses.........................    35,200       70,490     106,789      156,980      175,202
                                                   --------    ---------    --------    ---------    ---------
Income from operations...........................    12,439       20,678      29,633       38,716       60,011
                                                   --------    ---------    --------    ---------    ---------
Interest expense(1)..............................    (9,293)     (27,170)    (50,464)     (59,556)     (89,187)
Other income, net................................     1,515        3,096       4,892       13,281        6,260
                                                   --------    ---------    --------    ---------    ---------
Earnings (loss) from continuing operations before
  income taxes and extraordinary items...........     4,661       (3,396)    (15,939)      (7,559)     (22,916)
Income tax (expense) benefit.....................    (1,876)         409      (2,179)      (5,607)        (431)
Minority interest in income of subsidiaries......       (62)         (80)       (100)          (3)          (2)
                                                   --------    ---------    --------    ---------    ---------
Net earnings (loss) from continuing operations
  before extraordinary items.....................     2,723       (3,067)    (18,218)     (13,169)     (23,349)
Discontinued operations..........................        --       (2,412)    (10,822)     (75,948)    (188,251)
Extraordinary items..............................    (3,611)      (2,521)         --           --           --
                                                   --------    ---------    --------    ---------    ---------
Net loss.........................................  $   (888)   $  (8,000)   $(29,040)   $ (89,117)   $(211,600)
                                                   ========    =========    ========    =========    =========

Balance Sheet Data (at period end):
  Cash...........................................  $  6,822    $  13,145    $  9,269    $   4,130    $   3,063
  Working capital (deficit)(2)...................       108        9,557      13,880      (37,384)    (143,434)
  Property, plant and equipment, net.............    61,207      140,838     162,202      277,369      283,280
  Total assets...................................   144,613      440,992     489,450      846,699      849,018
Long-term debt, net of current portion...........   126,503      364,610     436,782      751,630      776,279
  Net (assets) liabilities from discontinued
    operations...................................        --       (2,233)     (2,384)      37,840      144,114
  Redeemable preferred stock.....................       130           --          --           --           --
  Total stockholders' equity (deficit)...........   (10,939)       9,886     (11,581)      64,378     (149,510)
Other Financial Data:
  Adjusted EBITDA(3) from continuing
    operations...................................  $ 22,669    $  43,735    $ 68,696    $ 111,387    $ 123,670
  Capital expenditures from continuing
    operations...................................     8,262       10,917      28,293       50,253       43,701
  Ratio of earnings to fixed charges from
    continuing operations(4).....................      1.5x           --          --           --           --
Summary Cash Flow Data:
  Net cash provided by operating activities of
    continuing operations........................  $  9,839    $  17,778    $ 25,186    $  47,372    $  38,532
  Net cash used in investing activities of
    continuing operations........................   (38,967)    (223,836)    (61,233)    (285,359)     (57,719)
  Net cash provided by financing activities of
    continuing operations........................    31,697      217,074      47,480      300,089      101,234
  Net cash contributed from continuing operations
    to discontinued operations...................        --       (4,693)    (15,309)     (67,241)     (83,114)
Operating Data (at period end):
  Access lines in service from continuing
    operations...................................    48,731      129,649     150,612      236,521      245,306

--------------------------

(1) In 1999, interest expense includes $13.3 million related to the retirement of warrants of one of our subsidiaries. See note 9 to our consolidated financial statements. In 2001, interest expense includes $10.7 million related to the change in the fair value of interest rate swaps and the reclassification as interest expense from the transition adjustment recorded in other comprehensive income. See note 1 to our consolidated financial statements.

(2) In 2001, the working capital deficit includes $125.8 million related to the FairPoint Solutions' debt under its credit facility classified as a current liability. See note 2 to our consolidated financial statements.

(3) Adjusted EBITDA represents net earnings (loss) from continuing operations plus interest expense, income taxes, depreciation and amortization, extraordinary items, and non-cash stock-based compensation charges. Adjusted EBITDA is presented because management believes it provides useful information regarding our ability to incur and/or service debt. Management expects that investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net earnings (loss) as a measure of performance, or for cash flow as a measure of liquidity. Adjusted EBITDA as calculated by us is not necessarily comparable to similarly captioned amounts of other companies. The definition in our Indentures governing our outstanding publicly held debt is designed to determine EBITDA for the purposes of contractually limiting the amount of debt which we may incur. Adjusted EBITDA presented in the selected financial data above differs from the definition of EBITDA in such indentures.

(4) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings from continuing operations before income taxes, minority interest, income or loss from equity investments and extraordinary items, plus distributed income of equity investments, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. We had a deficiency of $4.2 million, $15.8 million, $9.4 million and $22.9 million to cover fixed charges in 1998, 1999, 2000 and 2001, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a provider of telecommunications services to customers in rural communities, offering an array of services that include local voice, long distance, data and Internet. We were incorporated in February 1991 for the purpose of acquiring and operating rural telephone companies in rural markets. Since inception, the Company has acquired 29 such companies, which are located in 18 states.

    All of our rural telephone company subsidiaries qualify as rural local exchange carriers or "RLECs" under the Telecommunications Act. RLECs are generally characterized by stable operating results, and strong cash flow margins and primarily operate in a favorable regulatory environment. In particular, pursuant to existing state and federal regulations, we are able to charge rates which enable us to recover our operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on our invested capital. In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition from competitive local exchange carriers is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas. We believe these attractive characteristics of the RLEC market, combined with our ability to draw on our existing corporate resources, create the opportunity to maintain and improve our operating results and cash flows.

    In early 1998, we launched our CLEC enterprise through our wholly owned subsidiary, FairPoint Solutions, in an effort to extend our service offering to markets adjacent to our RLECs. In November 2001, we announced our plan to discontinue our CLEC operations. For additional information about the Company's decision to discontinue its CLEC operations, see "Recent Developments."

REVENUES

    We derive our revenues from:

    - Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

    - Network access charges. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and/or termination of long distance telephone calls both to and from our customers. Access charges to long distance carriers and other customers are based on access rates filed with the FCC for interstate services and state regulatory agencies for intrastate services.

    - Long distance services. We receive revenues for long distance services to our retail and wholesale long distance customers.

    - Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, special access, private lines, Internet and other services.

    - Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

    The following summarizes our percentage of revenues from continuing operations from these sources:

                                                           % OF REVENUE
                                                     YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
REVENUE SOURCE                                   1999          2000          2001
--------------                                -----------   -----------   -----------
Local calling services......................      24%           27%           27%
Network access charges......................      53%           49%           47%
Long Distance services......................       7%            8%           10%
Data and Internet services..................       4%            6%            8%
Other services..............................      12%           10%            8%

OPERATING EXPENSES

    Our operating expenses are categorized as network operating costs; selling, general and administrative expenses; depreciation and amortization; and stock-based compensation.

    - Network operating costs include costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the RBOCs, large independent telephone companies and third party long distance providers.

    - Selling, general and administrative expenses consist of expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

    - Depreciation and amortization includes depreciation of our communications network and equipment and amortization of goodwill related to our acquisitions.

    - Stock-based compensation consists of non-cash compensation charges incurred in connection with the employee stock options of our executive officers, and shareholder appreciation rights agreements granted to two executive officers.

ACQUISITIONS

    Our past acquisitions have had a major impact on our operations. Accordingly, we do not believe that comparing historical results on a period-by-period basis is meaningful due to the significant number of acquisitions we have made each year.

    - During 2001, we acquired one RLEC and certain assets of additional telephone exchanges for an aggregate purchase price of $24.2 million, which included $0.7 million of acquired debt. At the respective dates of acquisition, these businesses served an aggregate of approximately 5,600 access lines.

    - During 2000, we acquired four RLECs for an aggregate purchase price of $363.1 million, which included $86.9 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 79,500 access lines.

    - During 1999, we acquired seven RLECs for an aggregate purchase price of $82.7 million, which included $7.4 million of acquired debt. At the respective dates of acquisition, these companies served an aggregate of approximately 14,700 access lines.

STOCK-BASED COMPENSATION

    In December 2001, we recognized a non-cash compensation charge of $2.2 million in connection with the modification of employee stock options by one of our executive officers. This charge is offset by a non-cash compensation benefit of $0.9 million associated with the reduction in estimated fair market value of the Stockholder Appreciations Rights Agreements.

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

DISCONTINUED OPERATIONS

    In November 2001, we decided to discontinue the CLEC operations of FairPoint Solutions. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in FairPoint Solutions' CLEC operations.

    Prior to our decision to discontinue FairPoint Solutions' CLEC, FairPoint Solutions entered into an agreement on October 19, 2001 to sell certain of its Northwest assets to Advanced TelCom. On December 10, 2001, FairPoint Solutions completed the disposition of these assets in exchange for $3.4 million in cash, which includes approximately $0.9 million for accounts receivable. On
November 7, 2001, FairPoint Solutions entered into an agreement to sell certain of its Northeast assets to Choice One and certain of its affiliates. On
December 19, 2001, FairPoint Solutions completed the disposition of these assets for $5.6 million in cash, which includes approximately $3.5 million for accounts receivable and 2,500,000 restricted shares of Choice One's common stock. FairPoint Solutions can earn up to an additional 2,000,000 shares of Choice One restricted common stock based on the number of access lines converted to Choice One's operating platform 120 days after closing. In connection with these transactions, FairPoint Solutions is receiving payment for providing certain services to Advanced TelCom and Choice One to facilitate the successful conversion of customers to their respective systems and networks. These servicing arrangements are expected to terminate in or before June 2002.

    In addition, FairPoint Solutions has notified its remaining customers in the Southwest, Southeast, and Mid-Atlantic competitive markets to find alternative carriers. As a result of the asset sales and notifications described above, FairPoint Solutions is nearing completion of its operations as a CLEC provider.

    FairPoint Solutions will continue to provide wholesale long distance service and support to our RLEC subsidiaries and other independent local exchange companies. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. We believe that FairPoint Solutions' ability to provide ongoing support to independent local exchange companies will provide a source of increasing (although not material) revenue and greater (although not material) profitability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

    REVENUES. Revenues from continuing operations increased $39.5 million to $235.2 million in 2001 compared to $195.7 million in 2000. Of this increase, $2.6 million was attributable to the internal growth of our earlier acquired RLEC businesses, $1.5 million was attributable to revenues from companies we acquired in 2001, $29.2 million was attributable to revenues from companies we acquired in 2000 and $6.2 million was attributable to revenues from our wholesale long distance company. Local calling services accounted for $9.9 million of this increase, including an increase of $1.3 million from an increase in the number of access lines and local services provided in our earlier acquired RLEC companies, as well as an increase of $0.5 million from the companies we acquired in 2001 and $8.1 million from companies we acquired in 2000. Network access charges increased $15.0 million, including an increase of $0.8 million from companies we acquired in 2001 and $15.6 million from companies we acquired in 2000. Network access charges of our earlier acquired RLEC telephone companies decreased $1.4 million. Network access charge decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois. Long distance services revenues increased $7.9 million, including an increase of $6.2 million from new long distance wholesale customers, an increase of $0.9 million from companies acquired in 2001 and 2000 and an increase of $0.8 million from our RLEC business. Data and Internet services revenues increased $6.4 million, including an increase of $2.9 million from acquisitions and an increase of $3.5 million as a result of increased service offerings to our customers of our earlier acquired RLEC businesses. Other revenues increased by $0.3 million as other revenue contributed by the companies we acquired in 2001 and 2000 of $2.0 million was offset by a reduction in other revenues of $1.7 million from our earlier acquired RLEC operations. This decrease is associated with reductions in billing and collections revenues, non-regulated telephone services revenues and revenues eliminated due to the sale of cable operations.

    OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations increased $13.4 million to $69.1 million in 2001 from $55.7 million in 2000. Of this increase, $1.5 million was attributable to expenses of operation of our earlier acquired RLECs and $4.6 million was attributable to the growth of our wholesale long distance company. The companies we acquired in 2001 accounted for $0.5 million of the increase and the companies we acquired in 2000 account for $6.8 million of the remaining portion of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations increased $6.8 million to $48.7 million in 2001 compared to $41.9 million in 2000. Expenses of our earlier acquired RLEC companies increased $2.6 million, mainly associated with increased health insurance costs and legal and consulting expenses incurred in connection with several rate proceedings. The companies we acquired in 2001 contributed $0.1 million to the increase and the companies we acquired in 2000 contributed $4.1 million to the increase.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations increased $9.0 million to $56.1 million in 2001 from $47.1 million in 2000. This increase consisted of

$1.9 million attributable to the increased investment in our communications network by our RLECs acquired prior to 2000 and $7.1 million related to the companies we acquired in 2001 and 2000.

    STOCK-BASED COMPENSATION. For the year ended December 31, 2001, stock-based compensation of $(0.9) million was related to the decrease in the estimated value of fully vested Stock Appreciation Right Agreements between certain members of our management and our principal stockholders. This is offset by a $2.2 million non-cash stock-based compensation charge related to a modification of an employee stock option agreement with an executive officer. The net charge for the year ended December 31, 2001 was $1.3 million. As discussed above, in January 2000 we recognized non-cash compensation charges of $12.3 million for the year ended December 31, 2000.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$21.3 million to $60.0 million in 2001 from $38.7 million in 2000. This increase was primarily attributable to an $11.0 million decrease in stock-based compensation charges, while $12.1 million was attributable to the companies we acquired in 2001 and 2000 and $1.6 million was attributable to our wholesale long distance company. Operating income of our earlier acquired RLECs decreased $3.4 million as higher expenses (predominately health insurance costs and legal and consulting expenses) outpaced revenue growth.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations increased $36.6 million to $82.9 million in 2001 from $46.3 million in 2000. The expense consists primarily of interest expense on long-term debt and a $7.3 million decrease in net gain on sale of stock and cellular investments for the year ended December 31, 2001, compared to the year ended December 31, 2000.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $5.2 million to $0.4 million in 2001 from $5.6 million in 2000. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Losses from discontinued operations for 2001 were $188.3 million, an increase of $112.4 from a loss of $75.9 million for the comparable period in 2000. This increase is primarily associated with a loss on the disposition of the CLEC operations of $95.3 million, which consists of the net loss on disposition and impairment of assets of $67.2 million and a provision of $28.1 million for operating losses during the phase-out period. The loss from the CLEC operations increased $17.1 million to $93.0 million from the loss of $75.9 million in 2000.

    NET LOSS. Our net loss was $211.6 million for 2001, compared to a loss of $89.1 million for 2000, as a result of the factors discussed above and mainly associated with the loss from discontinued operations.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    REVENUES. Revenues from continuing operations increased $59.3 million to $195.7 million in 2000 from $136.4 million in 1999. This was principally a result of the acquisitions completed in 2000 and 1999, which contributed
$52.7 million to the increase. Growth in our RLEC businesses acquired prior to 1999 contributed $5.3 million and our wholesale long distance company contributed $1.3 million to the revenue increase. Local calling services accounted for $19.5 million of the increase, including $17.7 million from the companies we acquired in 2000 and 1999 and $1.8 million from growth in our earlier acquired RLECs. Network access revenue increased $24.6 million, of which the companies we acquired in 2000 and 1999 contributed $21.0 million. Long distance services revenues increased $5.6 million, including $3.7 million from the companies we acquired in 2000 and 1999 and $1.3 million from new long distance wholesale customers. Data and Internet services increased $6.8 million and other revenues increased $2.8 million, in each case due mainly to revenues from companies we acquired in 2000 and 1999.

    OPERATING EXPENSES OF CONTINUING OPERATIONS.

    NETWORK OPERATING COSTS. Network operating costs from continuing operations increased $15.1 million to $55.7 million in 2000 from $40.6 million in 1999. The increase was mainly attributable to operating expenses associated with the companies we acquired in 2000 and 1999, which accounted for $14.5 million of the increase. The remaining increase was primarily associated with the growth of our wholesale long distance company.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations increased $10.0 million to $41.9 million in 2000 compared to $31.9 million in 1999. The companies we acquired in 2000 and 1999 contributed $8.6 million to the increase. Also contributing to this increase were costs of $1.9 million related to our earlier acquired RLECs.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations increased $16.2 million to $47.1 million in 2000 from $30.9 million in 1999. This increase consisted of $14.7 million related to the companies we acquired in 2000 and 1999 and $1.5 million due to increased investment in our communications network by our RLECs.

    STOCK-BASED COMPENSATION. As discussed above, in January 2000, we recognized non-cash compensation charges of $12.3 million. Stock-based compensation of $3.4 million in 1999 was related to the increase in the estimated value of fully vested stock appreciation right agreements between certain members of our management and principal stockholders of the Company.

    INCOME FROM OPERATIONS. As a result of the factors described above, income from continuing operations increased $9.1 million to $38.7 million in 2000 from $29.6 million in 1999.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations increased $0.7 million to $46.3 million in 2000 from $45.6 million in 1999. The increase was primarily attributable to an increase in interest expense associated with the additional debt incurred to complete acquisitions offset by a $6.6 million net gain on sale of stock and cellular investments for the year ended December 31, 2000.

    INCOME TAX EXPENSE. Income tax expense from continuing operations increased $3.4 million to $5.6 million in 2000 from $2.2 million in 1999. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Losses from discontinued operations for 2000 were $75.9 million, an increase of $65.1 from a loss of $10.8 million for the comparable period in 1999. The loss increased substantially during 2000 due to the rapid expansion of our competitive communications operations.

    NET LOSS. Our net loss was $89.1 million for 2000, compared to a loss of $29.0 million for 1999, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our RLECs' cash flow from operations and our Credit Facility will fund our capital expenditures, working capital and debt service requirements for the foreseeable future.

    Historically, we have used the proceeds from institutional and bank debt, private equity offerings, and available cash flow to fund our operations. We may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If our operating results are below expectations, there can be no assurance that we will be successful in raising sufficient additional capital on terms that we consider acceptable, or that our operations will produce positive cash flow in sufficient amounts to meet our liquidity requirements. The failure to raise and generate sufficient funds may require us to delay or abandon some of our planned acquisitions or expenditures, which could have a material adverse effect on our growth.

    In November 2001, FairPoint Solutions announced its decision to discontinue its CLEC operations and announced the proposed sale of certain of its competitive communications assets. In December 2001, FairPoint Solutions completed these asset sales. FairPoint Solutions expects to substantially complete the processes of discontinuing its competitive communications business operations during the first six months of 2002. FairPoint Solutions' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and expenses associated with the amendment and restatement of its credit facility. We expect FairPoint Solutions' cash flow requirements will be funded from available cash, the liquidation of its remaining assets, available cash flows from operations and from limited additional investments permitted under our Credit Facility and the indentures governing our senior subordinated notes. Our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. As of March 22, 2002, the Company could have invested up to $34.4 million in FairPoint Solutions in compliance with such agreements. We believe these sources will be adequate to fund the complete discontinuation of the competitive communications business.

    FairPoint Solutions will continue to provide wholesale long distance service and support to our RLEC subsidiaries and other independent local exchange companies, which allows these customers to operate their own long distance communications services. Historically, this business enterprise has been profitable and self-funding.

    As of April 1, 2002, FairPoint Solutions will be in default under its Amended and Restated Credit Agreement as a result of its failure to comply with certain of the covenants contained therein. In light of such impending default, FairPoint Solutions' debt has been classified as a net current liability of discontinued operations in our consolidated financial statements for the year ended December 31, 2001. The Company has not guaranteed the debt owed to the lenders under the FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions. At
December 31, 2001, the amount payable to FairPoint Solutions under the tax sharing agreement was approximately $7.6 million.

    Upon the occurrence and continuation of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, the lenders are entitled to various rights and remedies, including but not limited to the right to declare all loans and obligations thereunder (which amounted to approximately $125.8 million as of March 22, 2002) immediately due and payable, and to enforce all liens and security interests. In addition, as a result of the occurrence of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, FairPoint Solutions will also be in default under its two interest rate swap agreements. FairPoint Solutions' liability under such agreements was approximately $3.1 million as of March 22, 2002. If the lenders or swap counterparty were to enforce their remedies and obtain a final judgment in excess of $3,000,000 or if FairPoint Solutions either voluntarily filed for or was involuntarily placed into bankruptcy, then such events would, after the expiration of any applicable grace periods, cause there to be an event of default under the Company's Credit Facility and/or the indentures governing the Company's senior subordinated notes. The FairPoint Solutions lenders do not have any claim or right to any of the Company's assets or cash flows other than as required by the tax sharing agreement.

    As an alternative to the foregoing remedies, each lender under the FairPoint Solutions Amended and Restated Credit Agreement has the option to exchange all or a portion of the amounts owed to it for shares of the Company's Series A preferred stock having a liquidation preference equal to the amount of debt exchanged, such that each $1,000 of debt shall be converted into one share of the Company's Series A preferred stock. Such Series A preferred stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A preferred stock provides for the payment of dividends at a rate per annum equal to the 10-year Treasury rate on the date of issue plus 1,200 basis points (which would have been approximately 16.75% as of March 22, 2002). Dividends would be payable either in cash or in additional shares of Series A preferred stock, at the option of the Company. Dividends would accrue and be cumulative from the date of issue, and be payable in arrears. The Company would have the option to redeem the Series A preferred stock at any time. The redemption price would be payable in cash in an amount equal to the Preference Amount. Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A preferred stock at a price per share equal to the Preference Amount.

    FairPoint Solutions has engaged in continuing discussions with its lenders regarding a restructuring of its Amended and Restated Credit Agreement. FairPoint Solutions and its lenders have discussed a restructuring pursuant to which, among other things, a substantial portion of the outstanding debt under the Amended and Restated Credit Agreement would be exchanged for shares of the Company's Series A preferred stock, and the remaining debt would be repaid over approximately five years after the closing of the restructuring. FairPoint Solutions believes that, in the event such a restructuring is not agreed upon, all or substantially all of its lenders would elect to exchange all of their outstanding debt under the FairPoint Solutions Amended and Restated Credit Agreement for shares of Series A preferred stock. While FairPoint Solutions can neither predict nor control which remedies its lenders may pursue, its lenders have not indicated to FairPoint that they intend to seek a remedy which would result in the imposition of a judgment against FairPoint Solutions or which would result in FairPoint Solutions filing for or being placed into bankruptcy, and forcing FairPoint Solutions into bankruptcy would not enhance the lenders' claims to the Company's assets or cash flows. There can be no assurance that any restructuring of the FairPoint Solutions Amended and Restated Credit Agreement will be agreed upon or that FairPoint Solutions' lenders will not seek a remedy that would result in the imposition of a judgment against FairPoint Solutions or in FairPoint Solutions' bankruptcy.

CAPITAL EXPENDITURES

    Our annual capital expenditures for our RLEC operations have historically been significant. Our RLECs' capital expenditures are generally for improvements and for expansions required for growth with any such RLEC's service area. Occasionally, we are required to make significant capital investments in a particular year to replace a central switch or to rebuild or upgrade elements or components of an RLEC's outside plant.

    Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. We have historically generated sufficient cash flow from operations to meet substantially all of our capital expenditure requirements for our RLEC operations. For the period from January 1, 2001 to December 31, 2001, our capital expenditures were $43.7 million for our RLEC operations. We expect to finance our future capital expenditures for our RLEC companies principally from cash flow from operations of these companies.

    The discontinuation of our competitive communications business will not require any significant capital expenditures in 2002.

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $66.2 million principal amount outstanding as of December 31, 2001 that matures on June 30, 2006 and the other with the principal amount of approximately $131.6 million outstanding as of December 31, 2001 that matures on June 20, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of December 31, 2001, $72.6 million was outstanding on the revolving facility and $86.0 million was outstanding on the revolving acquisition facility. The Credit Facility requires that the Company maintain certain financial covenants. As of December 31, 2001, these financial covenants limited the commitment availability under the revolving and revolving acquisition facilities to $19.0 million.

    SENIOR SUBORDINATED NOTES AND FLOATING RATE NOTES ISSUED IN 1998. We have outstanding publicly held debt comprised of $125.0 million of aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Interest on the senior subordinated notes and floating rate notes is payable semi-annually in cash on each May 1 and November 1. Both series of notes mature on May 1, 2008. These notes are general unsecured obligations, subordinated in right of payment to all existing and future senior debt and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

    SENIOR SUBORDINATED NOTES ISSUED IN 2000.  In May 2000, we issued
$200.0 million of aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable semi-annually in cash on May 1 and November 1 of each year. These notes will mature on May 1, 2010. These notes are general unsecured obligations and rank equally with all of FairPoint's other unsecured senior subordinated indebtedness and are subordinated in right of payment to all of FairPoint's senior indebtedness, whether or not secured, and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

    FAIRPOINT SOLUTIONS CREDIT FACILITY. The FairPoint Solutions Amended and Restated Credit Agreement originally provided for a $175.0 million term tranche and a $75.0 million revolving credit tranche. The FairPoint Solutions credit facility matures on November 9, 2006. Pursuant to an amendment to the Amended and Restated Credit Agreement, FairPoint Solutions agreed to reduce the term tranche commitment to $125.0 million. As of December 31, 2001, there was $111.1 million outstanding under the term tranche and $14.7 million outstanding under the revolving credit tranche.

    On November 28, 2001, FairPoint Solutions completed an amendment to its Amended and Restated Credit Agreement, pursuant to which FairPoint Solutions' lenders waived certain restrictions with respect to the sale by FairPoint Solutions of certain of its Northwest assets to Advanced TelCom and FairPoint Solutions agreed to reduce the aggregate outstanding revolving commitments to $23.5 million and that after December 31, 2001 it would not be permitted to borrow any funds under the revolving credit tranche without the consent of each of its lenders. On December 19, 2001, FairPoint Solutions completed an amendment to its Amended and Restated Credit Agreement which provided for the lenders' consent to the sale of certain of FairPoint Solutions' Northeast assets to Choice One and for the lenders' forbearance, until March 31, 2002, from exercising their remedies under the Amended and Restated Credit Agreement for certain enumerated potential covenant breaches and potential events of default thereunder.

    As of April 1, 2002, FairPoint Solutions will be in default under its Amended and Restated Credit Agreement as a result of its failure to comply with certain of the covenants contained therein. In light of such impending default, FairPoint Solutions' debt has been classified as a net current liability of discontinued operations in our consolidated financial statements for the year ended December 31, 2001. The Company has not guaranteed the debt owed to the lenders under the FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions. At
December 31, 2001, the amount payable to FairPoint Solutions under the tax sharing agreement was approximately $7.6 million.

    Upon the occurrence and continuation of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, the lenders are entitled to various rights and remedies, including but not limited to the right to declare all loans and obligations thereunder (which amounted to approximately $125.8 million as of March 22, 2002) immediately due and payable, and to enforce all liens and security interests. In addition, as a result of the occurrence of an event of default under the FairPoint Solutions Amended and Restated Credit Agreement, FairPoint Solutions will also be in default under its two interest rate swap agreements. FairPoint Solutions' liability under such agreements was approximately $3.1 million as of March 22, 2002. If the lenders or swap counterparty were to enforce their remedies and obtain a final judgment in excess of $3,000,000 or if FairPoint Solutions either voluntarily filed for or was involuntarily placed into bankruptcy, then such events would, after the expiration of any applicable grace periods, cause there to be an event of default under the Company's Credit Facility and/or the indentures governing the Company's senior subordinated notes. The FairPoint Solutions lenders do not have any claim or right to any of the Company's assets or cash flows other than as required by the tax sharing agreement.

    As an alternative to the foregoing remedies, each lender under the FairPoint Solutions Amended and Restated Credit Agreement has the option to exchange all or a portion of the amounts owed to it for shares of the Company's Series A preferred stock having a liquidation preference equal to the amount of debt exchanged, such that each $1,000 of debt shall be converted into one share of the Company's Series A preferred stock. Such Series A preferred stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A preferred stock provides for the payment of dividends at a rate per annum equal to the 10-year Treasury rate on the date of issue plus 1,200 basis points (which would have been approximately 16.75% as of March 22, 2002). Dividends would be payable either in cash or in additional shares of Series A preferred stock, at the option of the Company. Dividends would accrue and be cumulative from the date of issue, and be payable in arrears. The Company would have the option to redeem the Series A preferred stock at any time. The redemption price would be payable in cash in an amount equal to the Preference Amount. Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A preferred stock at a price per share equal to the Preference Amount.

    FairPoint Solutions has engaged in continuing discussions with its lenders regarding a restructuring of its Amended and Restated Credit Agreement. FairPoint Solutions and its lenders have discussed a restructuring pursuant to which, among other things, a substantial portion of the outstanding debt under the Amended and Restated Credit Agreement would be exchanged for shares of the Company's Series A preferred stock, and the remaining debt would be repaid over approximately five years after the closing of the restructuring. FairPoint Solutions believes that, in the event such a restructuring is not agreed upon, all or substantially all of its lenders would elect to exchange all of their outstanding debt under the FairPoint Solutions Amended and Restated Credit Agreement for shares of Series A preferred stock. While FairPoint Solutions can neither predict nor control which remedies its lenders may pursue, its lenders have not indicated to FairPoint that they intend to seek a remedy which would result in the imposition of a judgment against FairPoint Solutions or which would result in FairPoint Solutions filing for or being placed into bankruptcy, and forcing FairPoint Solutions into bankruptcy would not enhance the lenders' claims to the Company's assets or cash flows. There can be no assurance that any restructuring of the FairPoint Solutions Amended and Restated Credit Agreement will be agreed upon or that FairPoint Solutions' lenders will not seek a remedy that would result in the imposition of a judgment against FairPoint Solutions or in FairPoint Solutions' bankruptcy.

CASH FLOWS

    Net cash provided by operating activities of continuing operations was $38.5 million, $47.4 million and $25.2 million for the years ended 2001, 2000 and 1999, respectively. Net cash used in investing activities from continuing operations was $57.7 million, $285.4 million and $61.2 million for the years ended 2001, 2000 and 1999, respectively. These cash flows primarily reflect expenditures relating to RLEC acquisitions of $18.9 million, $256.1 million and $53.9 million in 2001, 2000 and 1999, respectively, and capital expenditures of $43.7 million, $50.3 million and $28.3 million in 2001, 2000 and 1999, respectively. Net cash provided by financing activities from continuing operations was $101.2 million, $300.1 million and $47.5 million for the years ended 2001, 2000 and 1999, respectively. These cash flows primarily represent net borrowings of $104.2 million, $150.6 million and $65.1 million in 2001, 2000 and 1999, respectively, and the proceeds from the issuance of common stock of $158.9 million in 2000. With the exception of the exercise of stock options by an employee in 2001, there were no common stock issuances in 2001 or 1999. A majority of the proceeds received from financing activities was used to complete acquisitions and to provide cash used in the operation of the discontinued competitive communications operations which was $83.1 million, $67.2 million and $15.3 million in 2001, 2000 and 1999 respectively.

CRITICAL ACCOUNTING POLICIES

    Our critical accounting policies are as follows:

    - Accounting for discontinued and restructured operations;

    - Accounting for income taxes; and

    - Valuation of long-lived assets, including goodwill.

    DISCONTINUED AND RESTRUCTURED OPERATIONS. The discontinuation and restructuring of FairPoint Solutions CLEC operations required management to make estimates and assumptions that affect the reported amounts of assets and liabilities associated with the phase-out period of the discontinued operations and the accruals associated with the December 2000 and January and June, 2001 restructurings. Management analyzed historical costs, current status of lease negotiations and projected phase-out cash flows to determine the adequacy of the accrual of estimated costs to close down FairPoint Solutions' competitive communications operations. Differences might result in the amount of these projected assets and liabilities if management were to make different judgments or utilize different estimates. Management does not believe these differences would be material to the overall amounts of net assets and liabilities resulting from discontinuing the operations.

    ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we were required to estimate our income taxes. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the realizability of our deferred tax assets. In performing this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

    We have approximately $247.3 million in federal and state net operating loss carryforwards as of December 31, 2001. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, the Company will need to generate future taxable income of approximately $68.6 million prior to the expiration of the net operating loss carryforwards beginning in 2019 through 2021. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe the Company will realize the benefits of these deductible differences, net of a valuation allowance of $76.6 million at December 31, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

    VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL. We review our long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as (1) significant under-performance relative to expected historical or projected future operating results, (2) significant regulatory changes that would impact future operating revenues, (3) significant negative industry or economic trends and
(4) significant changes in the overall strategy in which we operate our overall business. Net goodwill was $454.3 million at December 31, 2001.

    In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, became effective and as a result, we will cease to amortize goodwill. We had recorded amortization of approximately
$11.8 million for the year ended December 31, 2001 and would have recorded approximately the same amount in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We will implement SFAS No. 142 effective
January 1, 2002 and do not anticipate an impairment of goodwill or other long-lived assets.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for the recognition of intangible assets acquired apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives, including the excess cost relating to investments accounted for using the equity method of accounting (equity method goodwill), no longer be amortized, but instead be tested for impairment at least annually.

    As required by SFAS No. 141, the Company adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 was adopted on January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, is not amortized, but will continue to be evaluated for impairment in accordance with the Company's existing accounting policies for evaluating impairments of long-lived assets.

    Upon adoption of SFAS No. 142, the Company will be required to perform a transitional impairment test of goodwill and equity method goodwill. In performing that test, the Company will first identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, an indication of possible impairment exists and the Company is required to perform a second step to determine the amount of an impairment loss that must be recognized. The Company will be required to identify the fair value of the reporting unit's goodwill at the date of adoption by allocating fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit, in a manner similar to an initial purchase price allocation. The amount of the transitional impairment loss for the reporting unit is determined by comparing the carrying value of the goodwill to the estimated fair value of goodwill at the date of adoption. The measurement of the transitional impairment test is required to be completed before the end of the fiscal year in which SFAS No. 142 is adopted. Transitional impairment losses, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption of SFAS No. 142, the Company will have unamortized goodwill of approximately $454.3 million and equity method goodwill of approximately $10.3 million. Amortization expense related to goodwill and equity method goodwill was approximately $11.8 million and approximately
$0.3 million, respectively, for the year ended December 31, 2001. The Company does not expect to record any transitional impairment losses as a result of the implementation of SFAS No. 142.

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

    The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is effective January 1, 2002. This statement addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company does not expect the implementation of this Statement to impact its financial position, results from operations or cash flows.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2001, we recorded our marketable available-for-sale equity securities at a fair value of $8.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.9 million. The following summarizes the realized/unrealized changes in fair value of investments classified as available-for-sale at December 31, 2001.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 77% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $2.3 million for the year ended December 31, 2001.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $(13.3) million at December 31, 2001. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003. FairPoint Solutions used two interest rate swap agreements with notional amounts of $25.0 million and $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions Amended and Restated Credit Agreement to fixed rates ranging from 9.09% to 10.59%. We expect that FairPoint Solutions will be in default under these interest rate swap agreements as of April 1, 2002. FairPoint Solutions' liability under such agreements was approximately $3.1 million as of March 22, 2002. These swap agreements expire in May 2003 and November 2003, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive losses, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FairPoint Communications, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP

March 8, 2002

Charlotte, North Carolina

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                 2000         2001
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Current assets:
Cash........................................................   $  4,130        3,063
Accounts receivable, net of allowance for doubtful accounts
  of $1,434 in 2000 and $1,355 in 2001......................     32,693       30,949
Prepaid and other...........................................      5,157        6,245
Investments available-for-sale..............................        936          693
Income taxes recoverable....................................        387          160
                                                               --------     --------
      Total current assets..................................     43,303       41,110
                                                               --------     --------
Property, plant, and equipment, net.........................    277,369      283,280
                                                               --------     --------
Other assets:
  Goodwill, net of accumulated amortization.................    451,486      454,306
  Investments...............................................     50,047       48,941
  Debt issue costs, net of accumulated amortization.........     20,445       18,758
  Covenants not to compete, net of accumulated
    amortization............................................      2,982        1,755
  Other.....................................................      1,067          868
                                                               --------     --------
      Total other assets....................................    526,027      524,628
                                                               --------     --------
      Total assets..........................................   $846,699     $849,018
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 2000         2001
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Current liabilities:
  Accounts payable..........................................   $ 18,066       18,089
  Other accrued liabilities.................................     15,174       11,709
  Accrued interest payable..................................     10,647       10,882
  Current portion of long-term debt.........................      5,182        5,523
  Accrued property taxes....................................      2,201        2,262
  Current portion of obligation for covenants not to
    compete.................................................      1,298        1,236
  Demand notes payable......................................        535          464
  Net liabilities of discontinued operations................     27,584      134,379
                                                               --------     --------
      Total current liabilities.............................     80,687      184,544
                                                               --------     --------
Long-term liabilities:
  Long-term debt, net of current portion....................    671,630      776,279
  Other liabilities.........................................     12,505       22,934
  Net liabilities of discontinued operations................     10,256        9,735
  Obligation for covenants not to compete, net of current
    portion.................................................      1,833          650
  Unamortized investment tax credits                                384          233
                                                               --------     --------
      Total long-term liabilities...........................    696,608      809,831
                                                               --------     --------
Minority interest...........................................         15           17
                                                               --------     --------
Common stock subject to put options, 382 shares at
  December 31, 2000 and 315 shares at December 31, 2001.....      5,011        4,136
                                                               --------     --------
Stockholders' equity (deficit):
  Preferred stock:
    Series D nonvoting, convertible, cumulative
      participating, par value $.01 per share, 100,000
      shares authorized.....................................         --           --
  Common stock:
    Class A voting, par value $.01 per share, 236,200 shares
      authorized, issued and outstanding 45,527 shares at
      December 31, 2000 and 45,611 shares at December 31,
      2001..................................................        455          456
    Class B nonvoting, convertible, par value $.01 per
      share, 150,000 shares authorized......................         --           --
    Class C nonvoting, convertible, par value $.01 per
      share, 13,800 shares authorized, issued and
      outstanding 4,269 shares at December 31, 2000 and
      December 31, 2001.....................................         43           43
Additional paid-in capital..................................    227,245      217,936
Unearned compensation.......................................     (9,707)          --
Accumulated other comprehensive income (loss)...............        440       (2,247)
Accumulated deficit.........................................   (154,098)    (365,698)
                                                               --------     --------
      Total stockholders' equity (deficit)..................     64,378     (149,510)
                                                               --------     --------
      Total liabilities and stockholders' equity
        (deficit)...........................................   $846,699      849,018
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $136,422   195,696     235,213
                                                              --------   -------    --------
Operating expenses:
  Network operating costs...................................    40,652    55,741      69,133
  Selling, general and administrative.......................    31,866    41,846      48,668
  Depreciation and amortization.............................    30,885    47,070      56,064
  Stock-based compensation..................................     3,386    12,323       1,337
                                                              --------   -------    --------
    Total operating expenses................................   106,789   156,980     175,202
                                                              --------   -------    --------
    Income from operations..................................    29,633    38,716      60,011
                                                              --------   -------    --------
Other income (expense):
  Net gain (loss) on sale of investments and other assets...       514     6,648        (648)
  Interest income...........................................       406       996         103
  Dividend income...........................................     1,452     1,403       1,887
  Interest expense..........................................   (50,464)  (59,556)    (89,187)
  Other nonoperating, net...................................     2,520     4,234       4,918
                                                              --------   -------    --------
    Total other expense.....................................   (45,572)  (46,275)    (82,927)
                                                              --------   -------    --------
    Loss from continuing operations before income taxes.....   (15,939)   (7,559)    (22,916)
Income tax expense..........................................    (2,179)   (5,607)       (431)
Minority interest in income of subsidiaries.................      (100)       (3)         (2)
                                                              --------   -------    --------
    Loss from continuing operations.........................   (18,218)  (13,169)    (23,349)
                                                              --------   -------    --------
Discontinued operations:
  Loss from discontinued competitive communications
    operations, net of income tax benefits of $7,794 and
    $37,642 in 1999 and 2000, respectively..................   (10,822)  (75,948)    (92,967)
  Loss on disposal of competitive communications operations, including provision of $28,090 for operating losses
    during phase-out period.................................        --        --     (95,284)
                                                              --------   -------    --------
  Loss from discontinued operations.........................   (10,822)  (75,948)   (188,251)
                                                              --------   -------    --------
  Net loss..................................................  $(29,040)  (89,117)   (211,600)
                                                              ========   =======    ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001
                             (AMOUNTS IN THOUSANDS)

                                                           SERIES D               CLASS A               CLASS B         CLASS C
                                                           PREFERRD               COMMON                COMMON           COMMON
                                                      -------------------   -------------------   -------------------   --------
                                                       SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES
                                                      --------   --------   --------   --------   --------   --------   --------
Balance December 31, 1998...........................       --     $  --      34,451     $ 345          --     $  --         --
Net loss............................................       --        --          --        --          --        --         --
Other comprehensive income from available-for-sale
  securities........................................       --        --          --        --          --        --         --
Compensation expense for stock-based awards.........       --        --          --        --          --        --         --
                                                      -------     -----     -------     -----     -------     -----      -----
Balance December 31, 1999...........................       --        --       4,451       345          --        --         --
Net loss............................................       --        --          --        --          --        --         --
Issuance of common stock under stock options and
  warrants..........................................       --        --         307         3          --        --         --
Issuance of capital stock for cash, net of direct
  offering expenses of $23.9 million................    4,674        47         100         1       4,244        42      4,269
Exchange of Class A common shares for Class B common
  and Series D preferred shares.....................   16,788       168     (25,088)     (251)      8,300        83         --
Cancellation of put options on common shares........       --        --       1,752        17          --        --         --
Unearned stock option compensation..................       --        --          --        --          --        --         --
Compensation expense for stock-based awards.........       --        --          --        --          --        --         --
Forfeit of unvested stock options...................       --        --          --        --          --        --         --
Other comprehensive loss from available-for-sale
  securities........................................       --        --          --        --          --        --         --
Conversion of Series D preferred and Class B common
  shares to Class A common shares...................  (21,462)     (215)     34,006       340     (12,544)     (125)        --
Repurchase and cancellation of shares of common
  stock.............................................       --        --          (1)       --          --        --         --
                                                      -------     -----     -------     -----     -------     -----      -----
Balance at December 31, 2000........................       --        --      45,527       455          --        --      4,269
Net loss............................................       --        --          --        --          --        --         --
Compensation expense for stock-based awards.........       --        --          --        --          --        --         --
Forfeit of unvested stock options...................       --        --          --        --          --        --         --
Other comprehensive loss from available-for-sale
  securities........................................       --        --          --        --          --        --         --
Exercise of stock options...........................       --        --          92         1          --        --         --
Other comprehensive loss from cash flow hedges......       --        --          --        --          --        --         --
Repurchase and cancellation of shares of common
  stock.............................................       --        --          (8)       --          --        --         --
                                                      -------     -----     -------     -----     -------     -----      -----
Balance at December 31, 2001........................       --     $  --      45,611     $ 456          --     $  --      4,269
                                                      =======     =====     =======     =====     =======     =====      =====

                                                      CLASS C                                 ACCUMULATED
                                                       COMMON    ADDITIONAL                      OTHER
                                                      --------    PAID-IN       UNEARNED     COMPREHENSIVE   ACCUMULATED
                                                       AMOUNT     CAPITAL     COMPENSATION   INCOME (LOSS)     DEFICIT
                                                      --------   ----------   ------------   -------------   ------------
Balance December 31, 1998...........................    $ --      $ 45,482            --             --         (35,941)
Net loss............................................      --            --            --             --         (29,040)
Other comprehensive income from available-for-sale
  securities........................................      --            --            --          4,187              --
Compensation expense for stock-based awards.........      --         3,386            --             --              --
                                                        ----      --------      --------        -------       ---------
Balance December 31, 1999...........................      --        48,868            --          4,187         (64,981)
Net loss............................................      --            --            --             --         (89,117)
Issuance of common stock under stock options and
  warrants..........................................      --         3,810            --             --              --
Issuance of capital stock for cash, net of direct
  offering expenses of $23.9 million................      43       150,281            --             --              --
Exchange of Class A common shares for Class B common
  and Series D preferred shares.....................      --            --            --             --              --
Cancellation of put options on common shares........      --         2,983            --             --              --
Unearned stock option compensation..................      --        15,926       (15,926)            --              --
Compensation expense for stock-based awards.........      --         8,510         3,097             --              --
Forfeit of unvested stock options...................      --        (3,122)        3,122             --              --
Other comprehensive loss from available-for-sale
  securities........................................      --            --            --         (3,747)             --
Conversion of Series D preferred and Class B common
  shares to Class A common shares...................      --            --            --             --              --
Repurchase and cancellation of shares of common
  stock.............................................      --           (11)           --             --              --
                                                        ----      --------      --------        -------       ---------
Balance at December 31, 2000........................      43       227,245        (9,707)           440        (154,098)
Net loss............................................      --            --            --             --        (211,600)
Compensation expense for stock-based awards.........      --         1,337        (1,138)            --              --
Forfeit of unvested stock options...................      --       (10,845)       10,845             --              --
Other comprehensive loss from available-for-sale
  securities........................................      --            --            --           (118)             --
Exercise of stock options...........................      --           299            --             --              --
Other comprehensive loss from cash flow hedges......      --            --            --         (2,569)             --
Repurchase and cancellation of shares of common
  stock.............................................      --          (100)           --             --              --
                                                        ----      --------      --------        -------       ---------
Balance at December 31, 2001........................    $ 43      $217,936            --         (2,247)       (365,698)
                                                        ====      ========      ========        =======       =========

                                                          TOTAL
                                                      STOCKHOLDERS'
                                                         EQUITY
                                                        (DEFICIT)
                                                      -------------
Balance December 31, 1998...........................        9,886
Net loss............................................      (29,040)
Other comprehensive income from available-for-sale
  securities........................................        4,187
Compensation expense for stock-based awards.........        3,386
                                                        ---------
Balance December 31, 1999...........................      (11,581)
Net loss............................................      (89,117)
Issuance of common stock under stock options and
  warrants..........................................        3,813
Issuance of capital stock for cash, net of direct
  offering expenses of $23.9 million................      150,414
Exchange of Class A common shares for Class B common
  and Series D preferred shares.....................           --
Cancellation of put options on common shares........        3,000
Unearned stock option compensation..................           --
Compensation expense for stock-based awards.........       11,607
Forfeit of unvested stock options...................           --
Other comprehensive loss from available-for-sale
  securities........................................       (3,747)
Conversion of Series D preferred and Class B common
  shares to Class A common shares...................           --
Repurchase and cancellation of shares of common
  stock.............................................          (11)
                                                        ---------
Balance at December 31, 2000........................       64,378
Net loss............................................     (211,600)
Compensation expense for stock-based awards.........          199
Forfeit of unvested stock options...................           --
Other comprehensive loss from available-for-sale
  securities........................................         (118)
Exercise of stock options...........................          300
Other comprehensive loss from cash flow hedges......       (2,569)
Repurchase and cancellation of shares of common
  stock.............................................         (100)
                                                        ---------
Balance at December 31, 2001........................     (149,510)
                                                        =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSSES

                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                     1999                  2000                  2001
                                              -------------------   -------------------   -------------------
                                                                  (DOLLARS IN THOUSANDS)
Net loss....................................             $(29,040)             (89,117)              (211,600)
Other comprehensive income (loss):
  Available-for-sale securities:
    Unrealized holding gains (losses), net
      of income tax expense (benefit) of
      $2,566 and $(780) in 1999 and 2000,
      respectively..........................   $4,187                (1,273)                  833
    Less reclassification adjustment for
      gain realized in net loss, net of
      income tax expense of $1,515 in
      2000..................................       --       4,187    (2,474)    (3,747)      (951)       (118)
                                               ------    --------    ------    -------     ------    --------
Cash flow hedges:
  Cumulative effect of a change in
    accounting principle....................       --                    --                (4,664)
  Reclassification adjustment...............       --          --        --         --      2,095      (2,569)
                                               ------    --------    ------    -------     ------    --------
Other comprehensive income (loss)...........                4,187               (3,747)                (2,687)
                                                         --------              -------               --------
Comprehensive loss..........................             $(24,853)             (92,864)              (214,287)
                                                         ========              =======               ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                1999       2000        2001
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(29,040)    (89,117)   (211,600)
                                                              --------   ---------   ---------
  Adjustments to reconcile net loss to net cash provided by
    operating activities of continuing operations:
    Loss from discontinued operations.......................    10,822      75,948     188,251
    Depreciation and amortization...........................    30,885      47,070      56,064
    Amortization of debt issue costs........................     1,575       2,362       4,018
    Provision for uncollectible revenue.....................       595         899       1,035
    Deferred income taxes...................................    (6,927)      2,062          --
    Income from equity method investments...................    (2,497)     (5,042)     (4,996)
    Deferred patronage dividends............................      (380)       (113)       (394)
    Minority interest in income of subsidiaries.............       100           3           2
    Increase in put warrant obligation......................    13,331          --          --
    Net loss (gain) on sale of investments and other
      assets................................................      (514)     (6,648)        648
    Amortization of investment tax credits..................      (193)       (219)       (138)
    Stock-based compensation................................     3,386      12,323       1,337
    Change in fair value of interest rate swaps, net of
      comprehensive loss from cash flow hedges..............        --          --       8,134
    Changes in assets and liabilities arising from
      operations of continuing operations, net of
      acquisitions:
      Accounts receivable...................................     1,849      (2,771)        757
      Prepaid and other assets..............................       316          (7)       (932)
      Accounts payable......................................       101        (582)       (178)
      Accrued interest payable..............................       312       4,733         233
      Other accrued liabilities.............................     1,774       5,349      (4,015)
      Income taxes recoverable..............................      (308)      1,122         306
                                                              --------   ---------   ---------
        Total adjustments...................................    54,227     136,489     250,132
                                                              --------   ---------   ---------
        Net cash provided by operating activities of
          continuing
          operations........................................    25,187      47,372      38,532
                                                              --------   ---------   ---------
Cash flows from investing activities of continuing
  operations:
  Acquisition of telephone properties, net of cash
    acquired................................................   (53,949)   (256,068)    (18,862)
  Acquisition of property, plant, and equipment.............   (28,293)    (50,253)    (43,701)
  Proceeds from sale of property, plant, and equipment......       116          67         131
  Distributions from investments............................     2,590       3,156       5,057
  Payment on covenants not to compete, net..................      (988)     (1,205)     (1,246)
  Acquisition of investments................................      (279)       (244)       (652)
  Proceeds from sale of investments.........................    20,065      19,200       1,329
  Acquisition of minority interest..........................        --        (560)         --
  Increase (decrease) in other assets/liabilities, net......      (495)        548         225
                                                              --------   ---------   ---------
        Net cash used in investing activities of continuing
          operations........................................  $(61,233)   (285,359)    (57,719)
                                                              --------   ---------   ---------

                                                                                   (Continued)

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                                                1999       2000        2001
                                                              --------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from financing activities of continuing
  operations:
  Proceeds from issuance of long-term debt..................  $115,596     574,861     316,215
  Repayment of long-term debt...............................   (50,456)   (424,239)   (211,973)
  Purchase of stock warrants................................   (17,500)         --          --
  Net proceeds from issuance of common stock................        --     158,859          --
  Repurchase of shares of common stock subject to put
    options.................................................        --      (1,000)       (975)
  Loan origination costs....................................       (64)     (8,368)     (2,322)
  Dividends paid to minority stockholders...................        (4)         (4)         --
  Proceeds from exercise of stock options...................        --          --         300
  Repayment of capital lease obligation.....................       (92)        (20)        (11)
                                                              --------   ---------   ---------
        Net cash provided by financing activities of
          continuing operations.............................    47,480     300,089     101,234
                                                              --------   ---------   ---------
        Net cash contributed from continuing operations to
          discontinued operations...........................   (15,309)    (67,241)    (83,114)
                                                              --------   ---------   ---------
        Net decrease in cash................................    (3,875)     (5,139)     (1,067)
Cash, beginning of year.....................................    13,145       9,269       4,130
                                                              --------   ---------   ---------
Cash, end of year...........................................  $  9,270       4,130       3,063
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    FairPoint Communications, Inc. (FairPoint) provides management services to its wholly-owned subsidiaries: ST Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); FairPoint Communications Solutions Corp. (FairPoint Solutions); and MJD Capital Corp. STE, Ventures, and Services also provide management services to their wholly-owned subsidiaries.

    Collectively, the wholly-owned subsidiaries of STE, Ventures, and Services primarily provide telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of FairPoint. FairPoint Solutions is a competitive communications business offering local and long distance, internet, and data services in various states. FairPoint Solutions' competitive communications operations were discontinued in 2001. However, FairPoint Solutions will continue to provide wholesale long distance services.

    STE's wholly-owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (the Northland Companies); and ST Long Distance, Inc. (ST Long Distance). Ventures' wholly-owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua & Erie Telephone Corporation (C&E); Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); Telephone Services Company (TSC); GT Communications, Inc. (GT
Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications LLC (Fretel); Comerco, Inc. (Comerco); and Marianna and Scenery Hill Telephone Company (Marianna). Services' wholly-owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc.
(Odin); Kadoka Telephone Co. (Kadoka); Ravenswood Communications, Inc. (Ravenswood); Union Telephone Company of Hartford (Union); Armour Independent Telephone Co. (Armour); Yates City Telephone Company (Yates); and WMW Cable TV Co. (WMW).

    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of FairPoint Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

    On November 7, 2001, the Company announced FairPoint Solutions' plan to sell certain of its assets and to discontinue competitive communications operations. As a result of the adoption of this plan, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued and the prior periods have been restated (see note 2).

    The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS
No. 71). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

    USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Significant estimates include management's estimate of the phase-out costs and restructuring accrual included in discontinued operations, the realizability of deferred tax assets, and the valuation of long-lived assets.

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

    Miscellaneous revenues are recognized when services are provided or products are delivered to either end users, access providers, or other parties, services such as directory advertising, billing and collecting services, sale and maintenance of customer premise equipment, etc. These services are typically billed under contract or under tariff supervision.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CREDIT RISK

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

    INVESTMENTS

    Investments consist of stock in CoBank, Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC), Verisign, Inc. (Verisign), nTelos, Inc. (nTelos), Choice One Communications, Inc. (Choice One), and various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank, RTB, and the RTFC is stated at cost. For the investments in partnerships, the equity method of accounting is used. To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized loss and a reduction in the cost of the investment. The Company did not incur any losses from other than temporary declines in fair value in 1999, 2000, or 2001.

    The investments in Verisign, nTelos, and Choice One stock are classified as available-for-sale and the Non-Qualified Deferred Compensation Plan assets are classified as trading in accordance with SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS No. 115). SFAS No. 115 requires fair value reporting for certain investments in debt and equity securities with readily determinable fair values. Available-for-sale and trading securities are recorded at fair value. For available-for-sale securities, the unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized. Unrealized holding gains and losses on trading securities are included in other income.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. For traditional telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. The telephone companies capitalize estimated costs of debt and equity funds used for construction purposes for projects greater than $100,000. Depreciation is determined using the straight-line method for financial reporting purposes.

    DEBT ISSUE COSTS

    Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. Accumulated amortization of loan origination costs from continuing operations was $5,336,233 and $9,345,117 at December 31, 2000 and 2001, respectively.

    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for the recognition of intangible assets acquired apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives, including the excess cost relating to investments accounted for using the equity method of accounting (equity method goodwill), no longer be amortized, but instead be tested for impairment at least annually.

    As required by SFAS No. 141, the Company adopted the provisions of SFAS No. 141 on July 1, 2001 and SFAS No. 142 was adopted on January 1, 2002. Goodwill acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, is not amortized, but will continue to be evaluated for impairment in accordance with the Company's existing accounting policies for evaluating impairments of long-lived assets.

    Upon adoption of SFAS No. 142, the Company will be required to perform a transitional impairment test of goodwill and equity method goodwill. In performing that test, the Company will first identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit. If the carrying amount of a reporting unit exceeds its estimated fair value, an indication of possible impairment exists and the Company is required to perform a second step to determine the amount of an impairment loss that must be recognized. The Company will be required to identify the fair value of the reporting unit's goodwill at the date of adoption by allocating fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit, in a manner similar to an initial purchase price allocation. The amount of the transitional

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) impairment loss for the reporting unit is determined by comparing the carrying value of the goodwill to the estimated fair value of goodwill at the date of adoption. The measurement of the transitional impairment test is required to be completed before the end of the fiscal year in which SFAS No. 142 is adopted. Transitional impairment losses, if any, will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

    As of the date of adoption of SFAS No. 142, the Company will have unamortized goodwill of approximately $454.3 million and equity method goodwill of approximately $10.3 million. Amortization expense related to goodwill and equity method goodwill was approximately $11.8 million and approximately
$0.3 million, respectively, for the year ended December 31, 2001. The Company does not expect to record any transitional impairment losses as a result of the implementation of SFAS No. 142.

    INTANGIBLE ASSETS

    The covenants not to compete are being amortized over their useful life of three to five years. Accumulated amortization of covenants not to compete was $2,672,239 and $3,897,395 at December 31, 2000 and 2001, respectively.

    Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. Goodwill acquired in business combinations prior to July 1, 2001 is being amortized using the straight-line method over an estimated useful life of 40 years. Accumulated amortization of goodwill was approximately
$22.5 million and $34.3 million at December 31, 2000 and 2001, respectively.

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

    FairPoint Communications, Inc. files a consolidated income tax return with its subsidiaries. The Company has a tax sharing agreement in which all subsidiaries are participants. All intercompany tax transactions and accounts have been eliminated in consolidation.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INTEREST RATE SWAP AGREEMENTS

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

    The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2001, the Company had nine interest rate swap agreements with a combined notional amount of $300.0 million with expiration dates ranging from May 2003 through May 2004.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES (SFAS No. 133). In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS 133 (SFAS No. 138). SFAS
No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS
No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment of approximately $(4.7) million in other comprehensive income (loss) to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. The Company expects to reclassify to interest expense during the next 12 months approximately $1.4 million from the transition adjustment that was recorded in other comprehensive income (loss).

    Effective January 1, 2001, the Company discontinued hedge accounting prospectively on its existing interest rate swap agreements. As of December 31, 2001, the fair value of these interest rate swap agreements was approximately $13.3 million. The change in the fair value of the interest rate swap agreements of approximately $8.6 million during 2001 has been recorded in the statement of operations as a charge to interest expense. In addition, approximately
$1.5 million has been reclassified as interest expense from the transition adjustment recorded in other comprehensive income (loss) during 2001.

    On May 1, 2001, the Company entered into an interest swap with a notional amount of $25 million that was being accounted for as a cash flow hedge under the provisions of SFAS No. 133. The effective portion of the loss on this interest rate swap (approximately $0.6 million) was being recorded in other comprehensive income (loss) through the third quarter of 2001. In association with the discontinued

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) operations of the competitive communications business at FairPoint Solutions and the ongoing bank negotiations in relation to the FairPoint Solutions Credit Facility (see note 2), as of December 31, 2001, the Company discontinued hedge accounting on this swap. As of December 31, 2001, the fair value of this interest rate swap was approximately $0.6 million, and has been recorded in the statement of operations as a charge to discontinued operations. In addition, the Company has reclassified approximately $0.6 million from other comprehensive income (loss) to discontinued operations from the translation adjustment recorded on January 1, 2001 for the other remaining interest rate swap (notional amount of $50 million) used by the Company for the FairPoint Solutions Credit Facility. The fair market value of this swap was approximately $2.6 million at December 31, 2001. These swap agreements expire in May and November 2003, respectively. The Company will be in default under these two interest rate swaps on April 1, 2002. At December 31, 2001, these interest rate swaps are classified as current net liabilities of discontinued operations on the consolidated balance sheet at their respective fair values.

    Prior to the adoption of SFAS No. 133, amounts receivable or payable under interest rate swap agreements were accrued at each balance sheet date and included as adjustments to interest expense.

    STOCK OPTION PLANS

    The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES

    On October 19, 2001, FairPoint Solutions entered into an agreement to sell certain assets of its competitive communications operations relating to its business and operations in the northwest United States to Advanced
TelCom, Inc., a wholly-owned subsidiary of Advance TelCom Group, Inc (ATG). The sale of these assets was completed on December 10, 2001. Total proceeds from the sale of these assets was approximately $3.4 million, including approximately $0.9 million from the sale of accounts receivable. The Company recorded a gain of approximately $0.4 million from the sale of these assets.

    On November 7, 2001, FairPoint Solutions entered into an agreement with Choice One and certain affiliates of Choice One to sell certain assets of its competitive communications operations relating to its business and operations in the northeast United States. The sale of these assets was completed on December 19, 2001. Total proceeds from the sale of these assets was approximately $5.6 million in cash, including approximately $3.5 million from the sale of accounts receivable, and 2,500,000 restricted shares of Choice One common stock (valued at approximately $7.9 million at December 19, 2001). The Company recorded a loss of approximately $31.5 million from the sale of these assets. Included in the terms of the Choice One sales agreement, is an opportunity for the Company to earn up to 2,000,000 additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform 120 days after closing. These shares will be recognized as income by the Company in subsequent periods when earned.

    In connection with the sale of assets to Choice One, on November 7, 2001, the Company announced its plan to discontinue the remaining operations of its competitive communications business within its wholly-owned subsidiary, FairPoint Solutions. FairPoint Solutions continues to serve customers on behalf of ATG and Choice One in its northwest and northeast markets as ATG and Choice One convert access lines to their respective operating platforms. Per the terms of the asset sale agreements, ATG and Choice One are making transition service payments to FairPoint Solutions while the customers remain on FairPoint Solutions' operating platforms. In addition, FairPoint Solutions has notified its remaining customers in the southwest, southeast, and mid-Atlantic competitive markets to find alternative carriers. The Company expects the transition of customers to ATG, Choice One, or alternative carriers to be completed in or before June 2002.

    As a result of the adoption of the plan to discontinue the operations of the competitive communications operations, these operating results are presented as discontinued operations. The financial results of the competitive operations for 1999, 2000, and through November 7, 2001 are presented in the consolidated statements of operations as losses from discontinued competitive communications operations. In connection with the discontinuance of the competitive operations, the Company also recognized a charge in 2001 of approximately $95.3 million to recognize a loss on disposal of its competitive communications operations. This charge includes the gain of $0.4 million and loss of $31.5 million from the sale of assets to ATG and Choice One, respectively, the write-off of the remaining competitive operating assets, including property, plant, and equipment of approximately $36.1 million, and approximately $28.1 million for estimated expenses to be incurred by the Company during the phase-out period, net of estimated revenue that will be received from customers until they are transitioned to other carriers and revenue received from ATG and Choice One for transition services. The estimated expenses for the phase-out period includes interest expense. Interest expense was allocated to discontinued operations based on the interest incurred by the Company under its

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) senior secured credit facility (the FairPoint Solutions Credit Facility) and the two interest rate swaps relating to this facility.

    On November 28, 2001, FairPoint Solutions completed an amendment to the FairPoint Solutions Credit Facility, pursuant to which FairPoint Solutions' lenders waived certain restrictions with respect to the sale by FairPoint Solutions of certain of its northwest assets to ATG. On December 19, 2001, FairPoint Solutions completed another amendment on this credit facility which provided for such lenders' consent to the sale of certain of FairPoint Solutions' northeast assets to Choice One and for the lenders' forbearance, until March 31, 2002, from exercising their remedies under the FairPoint Solutions Credit Facility for certain enumerated potential covenant breaches and potential events of default thereunder.

    As of April 1, 2002, FairPoint Solutions will be in default under its FairPoint Solutions Credit Facility as a result of its failure to comply with certain of the covenants contained therein. In light of such impending default, FairPoint Solutions' debt has been classified with the current net liabilities of discontinued operations in the accompanying consolidated balance sheet as of December 31, 2001. The Company has not guaranteed the debt owed to the lenders under the FairPoint Solutions Credit Facility nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, the Company's senior secured credit facility (the Credit Facility) and the indentures governing the Company's senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under its tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions. At December 31, 2001, the amount payable to FairPoint Solutions under the tax sharing agreement was approximately $7.6 million.

    Upon the occurrence and continuation of an event of default under the FairPoint Solutions Credit Facility, the lenders are entitled to various rights and remedies, including but not limited to the right to declare all loans and obligations thereunder (which amounted to approximately $125.8 million as of December 31, 2001) immediately due and payable, and to enforce all liens and security interests. In addition, as a result of the occurrence of an event of default under the FairPoint Solutions Credit Facility, FairPoint Solutions will also be in default under its two interest rate swap agreements. FairPoint Solutions' liability under such agreements was approximately $3.2 million as of December 31, 2001. If the lenders or swap counterparty were to enforce their remedies and obtain a final judgment in excess of $3,000,000 or if FairPoint Solutions either voluntarily filed for or was involuntarily placed into bankruptcy, then such events would, after the expiration of any applicable grace periods, cause there to be an event of default under the Company's Credit Facility and/or the indentures governing the Company's senior subordinated notes. The FairPoint Solutions' lenders do not have any claim or right to any of the Company's assets or cash flows other than as required by the tax sharing agreement.

    As an alternative to the foregoing remedies, each lender under the FairPoint Solutions Credit Facility has the option to exchange all or a portion of the amounts owed to it for shares of the Company's Series A preferred stock having a liquidation preference equal to the amount of debt exchanged, such that each $1,000 of debt shall be converted into one share of the Company's Series A preferred stock. Such Series A preferred stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A preferred stock provides for the payment of dividends at a rate per annum equal to the 10-year Treasury rate on the date of issue plus

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
1,200 basis points. Dividends would be payable either in cash or in additional shares of Series A preferred stock, at the option of the Company. Dividends would accrue and be cumulative from the date of issue, and be payable in arrears. The Company would have the option to redeem the Series A preferred stock at any time. The redemption price would be payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the Preference Amount). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A preferred stock at a price per share equal to the Preference Amount.

    FairPoint Solutions has engaged in continuing discussions with its lenders regarding a restructuring of the FairPoint Solutions Credit Facility. FairPoint Solutions and its lenders have discussed a restructuring pursuant to which, among other things, a substantial portion of the outstanding debt under the FairPoint Solutions Credit Facility would be exchanged for shares of the Company's Series A preferred stock, and the remaining debt would be repaid over approximately five years after the closing of the restructuring. FairPoint Solutions believes that, in the event such a restructuring is not agreed upon, all or substantially all of its lenders would elect to exchange all of their outstanding debt under the FairPoint Solutions Credit Facility for shares of Series A preferred stock. While FairPoint Solutions can neither predict nor control which remedies its lenders may pursue, its lenders have not indicated to FairPoint Solutions that they intend to seek a remedy which would result in the imposition of a judgment against FairPoint Solutions or which would result in FairPoint Solutions filing for or being placed into bankruptcy and forcing FairPoint Solutions into bankruptcy would not enhance the lenders' claims or rights to the Company's assets or cash flows.

    Under the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company had previously reported two segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communication services to customers in rural communities in which competition is currently limited for local telecommunications services. The competitive communications operations provided local, long distance, and other communication services to customers in markets outside of the Company's traditional telephone markets. The Company's reportable segments were strategic business units that offered similar telecommunications related products and services in different markets. They were managed separately because each segment required different marketing and operational strategies related to the providing of local and long distance communications services. The Company utilized certain information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. This information included net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation charges (EBITDA) and capital expenditures.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)

    Selected information from discontinued operations for the years ended December 31, 1999, 2000, and 2001 follows:

                                                            1999       2000       2001
                                                          --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Revenue.................................................  $ 11,735    48,688     57,080
                                                          --------   -------    -------
Operating loss..........................................    17,933    90,565     44,943
                                                          --------   -------    -------
Loss before income taxes................................    18,616   113,591     93,952
Income tax benefit......................................     7,794    37,643        985
                                                          --------   -------    -------
Loss from discontinued operations.......................  $ 10,822    75,948     92,967
                                                          ========   =======    =======
EBITDA..................................................  $(17,150)  (97,847)   (71,859)
                                                          ========   =======    =======
Capital expenditures....................................  $ 15,216    57,519     37,426
                                                          ========   =======    =======

    A reconciliation of EBITDA to loss from discontinued operations follows:

                                                             1999       2000       2001
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
EBITDA...................................................  $(17,150)  (97,847)   (71,859)
  Depreciation and amortization..........................      (745)   (5,134)    (7,659)
  Interest expense.......................................      (721)   (6,482)   (14,509)
  Stock-based compensation...............................        --    (4,128)        75
  Income tax benefit.....................................     7,794    37,643        985
                                                           --------   -------    -------
Loss from discontinued operations........................  $(10,822)  (75,948)   (92,967)
                                                           ========   =======    =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Net liabilities of discontinued operations as of December 31, 2000 and 2001 follow:

                                                                 2000         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash........................................................   $     --        9,442
Accounts receivable.........................................     15,565        8,612
Prepaid and other...........................................      1,283           43
Investments available-for-sale..............................         --        7,900
Accounts payable............................................    (20,055)      (8,857)
Accrued liabilities.........................................    (16,276)     (22,308)
Accrued interest payable....................................       (900)        (471)
Restructuring accrual.......................................     (3,136)      (2,575)
Accrued property taxes......................................       (405)        (365)
Current portion of capital lease obligation.................     (3,660)          --
Current portion of long-term debt...........................         --     (125,800)
                                                               --------     --------
  Net current liabilities of discontinued operations........    (27,584)    (134,379)
                                                               --------     --------
Property, plant, and equipment, net.........................     71,547           --
Debt issue costs, net of accumulated amortization...........      8,750           --
Investments.................................................        306           --
Other assets................................................        380
Restructuring accrual.......................................    (10,207)      (9,735)
Long-term debt..............................................    (80,000)          --
Other liabilities...........................................     (1,032)          --
                                                               --------     --------
  Net long-term liabilities of discontinued operations......    (10,256)      (9,735)
                                                               --------     --------
  Net liabilities of discontinued operations................   $(37,840)    (144,114)
                                                               ========     ========

    In December 2000, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in the Company recording an initial charge of approximately $16.5 million.

    Of the initial restructuring charge, approximately $3.3 million related to employee termination benefits and other employee termination related costs. The Company terminated approximately 360 positions in December 2000. These reductions resulted from organizational changes within the operations and sales offices of FairPoint Solutions, including closing facilities in several states. The operation centers in Birmingham, Alabama and Dallas, Texas were closed and consolidated to FairPoint Solutions' central operating facility in Albany, New York. FairPoint Solutions also closed 15 of 41 district sales offices, including all those in the southeast and southwest regions of the United States.

    The restructuring charge included approximately $10.3 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of this plan. The restructuring charge also included approximately $2.9 million, net of salvage value, for the write down of property, plant, and equipment. These assets primarily included leasehold improvements, furniture, and office equipment. Estimated salvage values were based on estimates of

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) proceeds upon sale of certain of the affected assets. There were also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    In the first quarter of 2001, the Company completed its plans for the restructuring of operations at FairPoint Solutions, which resulted in recording a charge of approximately $33.6 million. Of the total first quarter 2001 restructuring charge, approximately $3.4 million related to employee termination benefits and other employee termination related costs. The Company terminated approximately 365 positions in January 2001. Certain positions were eliminated at the central operating facility in Albany, New York and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices was reduced.

    The restructure charge in the first quarter of 2001 included approximately $12.2 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructuring charge also included approximately $17.9 million, net of salvage value, for the write down of property, plant, and equipment. There were also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    At December 31, 2001, the remaining liabilities associated with the restructuring are limited to contractual obligations related to equipment and lease terminations. These liabilities have been re-evaluated and the original obligation of approximately $22.5 million has been increased by approximately $1.9 million. The original estimates associated with the other obligations have been adjusted and the obligations satisfied as of December 31, 2001.

    Selected information relating to the restructuring charge follows:

                                                     EQUIPMENT,      WRITE DOWN
                                      EMPLOYEE     OCCUPANCY, AND   OF PROPERTY,
                                     TERMINATION    OTHER LEASE      PLANT, AND
                                      BENEFITS      TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                     -----------   --------------   ------------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Restructure charge.................     $3,271         10,252            2,854        108      16,485
Write down of assets to net
  realizable value.................         --             --           (2,854)        --      (2,854)
Cash payments......................       (243)           (45)              --         --        (288)
                                        ------        -------          -------       ----     -------
Retructuring accrual as of
  December 31, 2000................      3,028         10,207               --        108      13,343
Restructure charge.................      3,416         12,180           17,916         95      33,607
Write down of assets to net
  realizable value.................         --             --          (16,696)        --     (16,696)
Adjustments from initial estimated
  charges..........................        (91)         1,916           (1,220)        59         664
Cash payments......................     (6,353)       (11,993)              --       (262)    (18,608)
                                        ------        -------          -------       ----     -------
Retructuring accrual as of
  December 31, 2001................     $   --         12,310               --         --      12,310
                                        ======        =======          =======       ====     =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    In June 2001, the Company restructured the operations of FairPoint Solutions' NetLever division, which resulted in a charge of approximately
$1.5 million. NetLever was FairPoint Solutions' internal group responsible for web site development and web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these web-related services internally. The restructure charge included approximately $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001 and an additional seven positions in October 2001.

    The restructure charge also included approximately $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write down of property, plant, and equipment. There were also approximately $0.2 million of other incremental costs incurred as a direct result of the restructuring plan. In the fourth quarter of 2001, the Company recognized an additional restructure charge of approximately $1.9 million and adjustments were made among restructuring expense classifications to properly reflect the actual costs incurred. At December 31, 2001, there were no obligations remaining related to the NetLever restructuring.

    Selected information relating to the NetLever restructure charge follows:

                                                                     WRITE DOWN
                                        EMPLOYEE                    OF PROPERTY,
                                       TERMINATION      LEASE        PLANT, AND
                                        BENEFITS     TERMINATIONS    EQUIPMENT      OTHER      TOTAL
                                       -----------   ------------   ------------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Restructure charge...................     $ 296            46             874         247       1,463
Write down of assets to net
  realizable value...................        --            --          (3,095)         --      (3,095)
Adjustments from initial estimated
  charges............................      (187)          (28)          2,221        (130)      1,876
Cash payments........................      (109)          (18)             --        (117)       (244)
                                          -----           ---          ------        ----      ------
Retructuring accrual as of December
  31, 2001...........................     $  --            --              --          --          --
                                          =====           ===          ======        ====      ======

(3) ACQUISITIONS

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

    On April 3, 2000, the Company acquired 100% of the common stock of GT Com and Peoples. On June 1, 2000, the Company acquired 100% of the common stock of Fremont and Fretel. On July 3, 2000, the Company acquired 100% of the common stock of Comerco. The aggregate purchase price for these acquisitions was $276.2 million, including $6.0 million issued in common stock. The Fremont

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(3) ACQUISITIONS (CONTINUED)
acquisition was completed using cash and the issuance of 457,318 shares of Class A common stock of the Company valued at $13.12 per share.

    On September 4, 2001, the Company acquired 100% of the common stock of Marianna. On September 28, 2001, the Company acquired certain assets of Illinois Consolidated Telephone Company. The aggregate purchase price for these acquisitions was approximately $23.5 million.

    Acquisition costs were approximately $0.9 million, $1.0 million, and $0.3 million in 1999, 2000, and 2001, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $36.7 million, $231.2 million, and $14.4 million and has been recognized as goodwill in 1999, 2000, and 2001, respectively.

    The allocation of the total net purchase price for the 1999, 2000, and 2001 acquisitions are shown in the table below:

                                                             1999       2000       2001
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Current assets...........................................  $ 25,484    29,141      5,659
Property, plant, and equipment...........................    18,675   100,121      4,953
Excess cost over fair value of net assets acquired.......    36,710   231,167     14,358
Other assets.............................................    11,598    23,880          6
Current liabilities......................................    (2,113)  (16,038)      (111)
Other liabilities........................................   (14,131)  (91,077)    (1,098)
                                                           --------   -------     ------
Total net purchase price.................................  $ 76,223   277,194     23,767
                                                           ========   =======     ======

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

                                                                PRO FORMA YEARS
                                                               ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       2000       2001
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)
Revenues...............................................  $205,107   218,768     238,678
Loss from continuing operations........................   (29,567)  (15,493)    (23,109)
Net loss...............................................   (40,389)  (91,441)   (211,360)

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(4) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment from continuing operations is shown in the table below:

                                                                ESTIMATED
                                                             LIFE (IN YEARS)      2000        2001
                                                             ---------------   ----------   ---------
                                                                               (DOLLARS IN THOUSANDS)
Land.......................................................           --       $   3,535       3,628
Buildings and leasehold improvements.......................         2-40          32,638      33,858
Telephone equipment........................................         3-50         493,723     535,309
Cable equipment............................................         3-20           1,570       1,612
Furniture and equipment....................................         3-32          13,558      15,397
Vehicles and equipment.....................................         3-27          17,756      19,168
Computer software..........................................         3-10             459       1,599
                                                                               ---------    --------
  Total property, plant, and equipment.....................                      563,239     610,571
Accumulated depreciation...................................                     (285,870)   (327,291)
                                                                               ---------    --------
  Net property, plant, and equipment.......................                    $ 277,369     283,280
                                                                               =========    ========

    The telephone company composite depreciation rate for property and equipment was 7.28%, 7.80%, and 7.58% in 1999, 2000, and 2001, respectively. Depreciation expense from continuing operations for the years ended December 31, 1999, 2000, and 2001 was $23,868,296, $35,791,131, and $42,530,357, respectively.

(5) INVESTMENTS

    The cost, unrealized holding gains and losses, and fair value of Verisign, nTelos, and Choice One stock, the Company's only investments classified as available-for-sale, at December 31, 2000 and 2001 are summarized below:

                                                           GROSS        GROSS
                                                         UNREALIZED   UNREALIZED
                                                          HOLDING      HOLDING       FAIR
                                               COST        GAINS         LOSS        VALUE
                                            ----------   ----------   ----------   ---------
December 31, 2000.........................  $  226,742     709,002          --       935,744
                                            ==========     =======      ======     =========
December 31, 2001.........................  $8,271,356     332,087      10,200     8,593,243
                                            ==========     =======      ======     =========

    At December 31, 2001, the fair value of the Choice One stock of $7,900,000 is classified with the net current liabilities of discontinued operations.

    The unrealized holding gain is reported as a separate component of accumulated other comprehensive income, net of related taxes.

    Proceeds from sales of available-for-sale securities were $14,431,728 and $1,122,638 in 2000 and 2001, respectively. Gross gains of $3,989,053 in 2000 and $951,148 in 2001 were realized on those sales. There were no sales of available-for-sale securities during 1999.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(5) INVESTMENTS (CONTINUED)
    The Company's non-current investments at December 31, 2000 and 2001 consist of the following:

                                                                2000           2001
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Investment in cellular companies and partnerships...........  $23,756         21,785
RTB stock...................................................   20,217         20,217
CoBank stock and unpaid deferred CoBank patronage...........    4,269          4,655
RTFC secured certificates and unpaid deferred RTFC
  patronage.................................................      639            588
Other nonmarketable minority equity investments and
  Non-Qualified Deferred Compensation Plan assets...........    1,472          1,696
                                                              -------         ------
  Total investments.........................................  $50,353         48,941
                                                              =======         ======

    At December 31, 2000, an equity investment of approximately $306,000 is classified with the net liabilities of discontinued operations.

    The investments accounted for under the equity method and the Company's ownership percentage as of December 31, 2000 and 2001 are summarized below:

                                                                2000           2001
                                                              --------       --------
Chouteau Cellular Telephone Company.........................    33.3%          33.3%
Northeast Competitive Access Providers, LLC.................    25.0%            --
Illinois Valley Cellular RSA 2--I Ptnrs.....................    13.3%          13.3%
Illinois Valley Cellular RSA 2--II Ptnrs....................    13.3%          13.3%
Illinois Valley Cellular RSA 2--III Ptnrs...................    13.3%          13.3%
Tangible Data Options, LLC..................................    12.5%          12.5%
ILLINET Communications, LLC.................................     9.1%           9.1%
Orange County-Poughkeepsie Limited Partnership..............     7.5%           7.5%
ILLINET Communications of Central IL LLC....................     5.2%           5.2%
Virgina PCS Alliance L.C....................................     2.4%            --
Syringa Networks, LLC.......................................     0.0%          13.9%

    Proceeds from sales of investments accounted for under the equity method were $11,651,846, $4,507,583, and $150,000 in 1999, 2000, and 2001,
respectively. Gross gains of $340,055, $2,042,112, and $42,819, respectively, were realized on those sales.

    The Company has issued an unsecured guarantee on the debt of Independent Cellular Telephone Company, an investment of the Chouteau Cellular Telephone Company. As of December 31, 2001, the unsecured guarantee was approximately $2.6 million.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(5) INVESTMENTS (CONTINUED)
    Summary unaudited financial information for the Orange County-Poughkeepsie Limited Partnership accounted for under the equity method follows:

                                                              DECEMBER 31,
                                                         -----------------------
                                                           2000           2001
                                                         --------       --------
                                                         (DOLLARS IN THOUSANDS)
                                                               (UNAUDITED)
Current assets.........................................  $25,953        $20,249
Property, plant, and equipment, net....................   24,760         26,062
                                                         -------        -------
  Total assets.........................................  $50,713        $46,311
                                                         =======        =======
Current liabilities....................................  $ 2,152        $   530
Partners' capital......................................   48,561         45,781
                                                         -------        -------
  Total liabilities and partners' capital..............  $50,713        $46,311
                                                         =======        =======
Revenues...............................................  $57,678        $81,952
                                                         =======        =======
Operating income.......................................  $43,637        $66,053
                                                         =======        =======
Net income.............................................  $44,901        $67,220
                                                         =======        =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(6) LONG-TERM DEBT

    Long-term debt at December 31, 2000 and 2001 is shown below:

                                                                 2000         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Senior secured notes, variable rates ranging from 4.75% to
  10.09% at December 31, 2001, due 2004 to 2007.............   $249,605      356,422
Senior subordinated notes due 2008:
  Fixed rate, 9.50%.........................................    125,000      125,000
  Variable rate, 6.36% at December 31, 2001.................     75,000       75,000
Senior subordinated notes, 12.50%, due 2010.................    200,000      200,000
FairPoint Solutions' senior secured notes, variable rates
  ranging from 10.94% to 12.75% at December 31, 2001........     80,000      125,800
Senior notes to RTFC:
  Fixed rate, 9.20%, due 2009...............................      4,126        3,699
  Variable rate, 5.25% at December 31, 2001, due 2009.......      6,186        5,546
Subordinated promissory notes, 7.00%, due 2005..............      7,000        7,000
First mortgage notes to Rural Utilities Service, fixed rates
  ranging from 2.00% to 10.78%, due 2002 to 2016............      8,185        7,652
Senior notes to RTB, fixed rates ranging from 7.50% to
  8.00%, due 2008 to 2014...................................      1,571        1,476
Other debt, 9.00%, due 2002.................................        139            7
                                                               --------     --------
    Total outstanding long-term debt........................    756,812      907,602
Less current portion........................................     (5,182)    (131,323)
                                                               --------     --------
    Total long-term debt, net of current portion............   $751,630      776,279
                                                               ========     ========

    As discussed in note 2, the December 31, 2001 outstanding balance on the FairPoint Solutions' senior secured notes is classified with the current net liabilities of discontinued operations in the accompanying consolidated balance sheet.

    The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows:

                                                              (DOLLARS IN
                                                              THOUSANDS)
                                                              -----------
FISCAL YEAR
  2002......................................................   $131,323
  2003......................................................      5,704
  2004......................................................    174,030
  2005......................................................     98,357
  2006......................................................     74,424
  Thereafter................................................    423,764
                                                               --------
                                                               $907,602
                                                               ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(6) LONG-TERM DEBT (CONTINUED)
    SENIOR SECURED NOTES

    On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche
C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and an $85 million reducing revolving credit facility (revolving facility) with a term of 6.5 years. On March 14, 2000, an additional $165 million reducing revolving credit facility (acquisition facility) with a term of 4.5 years was committed and available to the Company under the Credit Facility. At December 31, 2001, $72.6 million was outstanding on the revolving facility and $86.0 million was outstanding on the revolving acquisition facility. The Credit Facility requires that the Company maintain certain financial covenants. As of December 31, 2001, these financial covenants limited the commitment available under the revolving and revolving acquisition facilities to $19.0 million. Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate of 2.5%, 2.25%, 1.75%, and 1.75% for the prime rate and 4.0%, 3.75%, 2.75%, and 2.75% for the Eurodollar margins for the tranche C, tranche B, revolving facility, and acquisition facility, respectively. In addition to annual administrative agent's fees, the Company pays fees of 1/2% per annum on the aggregate unused portion of the tranche B, revolving facility, and acquisition facility commitments.

    The Company used six interest rate swap agreements, with notional amounts of $25 million each, to effectively convert a portion of its variable interest rate exposure under the Credit Facility to fixed rates ranging from 8.07% to 10.34%. The expiration dates of the swap agreements range from November 2003 to May 2004.

    The Credit Facility contains various restrictions, including those relating to payment of dividends by the Company. In management's opinion, the Company has complied with all such requirements. The Credit Facility is also secured by a perfected first priority pledge of the stock of certain subsidiaries of the Company. The Credit Facility is guaranteed by four of the Company's intermediary holding companies, subject to contractual or regulatory restrictions.

    SENIOR SUBORDINATED NOTES DUE 2008

    On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the Fixed Rate Notes), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the Floating Rate Notes). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used an interest rate swap agreement, with a notional amount of $75 million, to effectively convert its variable interest rate exposure to a fixed rate of 10.78%. The swap agreement expires in May 2003.

    The Fixed Rate Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2003 at redemption prices (expressed as a percentage of the principal amount) declining annually from 104.7% beginning May 1, 2003 to 100% beginning May 1, 2006 and thereafter, together with accrued interest to the redemption date and subject to certain conditions.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(6) LONG-TERM DEBT (CONTINUED)
Notwithstanding the foregoing, the Company may redeem up to 35% of the aggregate principal amount of the Fixed Rate Notes at a redemption price of 109.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

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

    The 2010 Notes are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 2005 at redemption prices (expressed as a percentage of the principal amount) declining annually from 106.25% beginning May 1, 2005 to 100% beginning May 1, 2008 and thereafter, together with accrued interest to the redemption date and subject to certain conditions. Notwithstanding the foregoing, on or prior to May 1, 2003, the Company may redeem up to 35% of the aggregate principal amount of the 2010 Notes at a redemption price of 112.5% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date, with the proceeds of an equity offering.

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

    FAIRPOINT SOLUTIONS' SENIOR SECURED NOTES

    On November 9, 2000, FairPoint Solutions amended and restated the FairPoint Solutions Credit Facility to increase the commitments of the lenders thereunder from $165 million to $250 million. On March 21, 2001, FairPoint Solutions amended the FairPoint Solutions Credit Facility and lowered the commitment of the lenders to $200 million. This amendment provided for a revolving tranche and term tranche of which FairPoint Solutions could borrow up to $75.0 million and $125.0 million, respectively. On November 1, 2001, the undrawn availability of $13.9 million under the term tranche expired per the

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(6) LONG-TERM DEBT (CONTINUED)
terms of the facility agreement and is no longer available to FairPoint Solutions. On November 28, 2001, FairPoint Solutions completed another amendment on its credit facility, which reduced the revolving tranche commitment to approximately $23.5 million and specified that after December 31, 2001, FairPoint Solutions would not be permitted to borrow any funds under the revolving tranche without the consent of each lender. On December 19, 2001, FairPoint Solutions completed another amendment to its FairPoint Solutions Credit Facility, which provides for its lenders' forbearance until March 31, 2002, from exercising their remedies under the facility for certain enumerated potential covenant breaches and potential events of default thereunder. The Company does not expect to obtain an additional forbearance from the lenders or cure the covenant breaches and events of default prior to March 31, 2002. As such, the December 31, 2001 outstanding balance on the FairPoint Solutions Credit Facility is classified with the current net liabilities of discontinued operations in the accompanying consolidated balance sheet. As of December 31, 2001, there was $14.7 million and $111.1 million outstanding under the revolving and term tranches, respectively. See note 2 for further discussions concerning the FairPoint Solutions Credit Facility.

    OTHER

    In conjunction with the senior notes payable to the RTFC and the RTB and the first mortgage notes payable to the Rural Utilities Service, certain of the Company's subsidiaries are subject to restrictive covenants limiting the amounts of dividends that may be paid.

    The Company also has approximately $464,000 unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2001.

(7) EMPLOYEE BENEFIT PLANS

    The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 1999, 2000, and 2001, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $2,291,520, $1,720,617, and $1,826,867 for the years ended December 31, 1999,
2000, and 2001, respectively.

    In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were $61,583, $38,159, and $15,651 for the years ended December 31, 1999, 2000, and
2001, respectively. At December 31, 2000 and 2001, the NQDC Plan assets were $447,310 and $593,226, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

    C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(7) EMPLOYEE BENEFIT PLANS (CONTINUED)
percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were approximately $205,000, $238,000, and $224,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

    One of the Company's subsidiaries acquired during fiscal year 2000 had a defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and the employee's compensation before retirement. The plan benefits were frozen in connection with the Company's acquisition of the subsidiary. The net plan assets were paid out to the participants during 2001, and the plan was terminated.

    One of the Company's subsidiaries sponsors a healthcare plan that provides postretirement medical benefits and other benefits to employees who meet minimum age and service requirements upon retirement. The liability for the postretirement medical benefit plan was not material to the consolidated financial statements at December 31, 2000 and 2001.

    The Company is self-insured for the purpose of providing primary medical coverage to covered employees up to $60,000 per calendar year for each covered person. The Company has purchased insurance for coverage of claims in excess of $60,000 per calendar year per covered person with an insurance company. The Company has also purchased an aggregate stop-loss policy that limits the total amount the Company pays on claims. The stop-loss fluctuates based on the number of employees. As of December 31, 2001, the aggregate stop-loss was approximately $8.6 million. At December 31, 2000 and 2001, the estimated liability for claims, including incurred but not reported claims, was approximately $1.2 million and $2.4 million, respectively.

    Certain shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recognized compensation expense of approximately $3.4 million in 1999. No compensation expense was recorded in 2000. In 2001, a benefit of approximately $0.9 million was recognized as the value associated with the stock appreciation rights declined.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(8) INCOME TAXES

    Income tax benefit (expense) from continuing operations for the years ended December 31, 1999, 2000, and 2001 consists of the following components:

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................  $(7,141)    (2,419)        --
  State.....................................................   (2,158)    (1,345)      (569)
                                                              -------     ------     ------
    Total current income tax benefit (expense) from
      continuing operations.................................   (9,299)    (3,764)      (569)
                                                              -------     ------     ------
Investment tax credits......................................      193        219        138
                                                              -------     ------     ------
Deferred:
  Federal...................................................    6,220        366         --
  State.....................................................      707     (2,428)        --
                                                              -------     ------     ------
    Total deferred income tax benefit (expense) from
      continuing operations.................................    6,927     (2,062)        --
                                                              -------     ------     ------
    Total income tax benefit (expense) from continuing
      operations............................................  $(2,179)    (5,607)      (431)
                                                              =======     ======     ======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(8) INCOME TAXES (CONTINUED)

    Total income tax expense from continuing operations was different than that computed by applying U. S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 1999, 2000, and 2001. The reasons for the differences are presented below:

                                                                1999       2000       2001
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Computed "expected" tax benefit from continuing
  operations................................................  $ 5,419      2,571      7,791
State income tax benefit (expense), net of Federal income
  tax benefit (expense).....................................     (958)    (2,490)      (376)
Amortization of investment tax credits......................      193        219        138
Goodwill amortization.......................................   (1,559)    (2,843)    (3,339)
Stock-based compensation....................................       --     (3,235)      (749)
Change in fair value of put warrant obligation..............   (4,681)        --         --
Valuation allowance.........................................       --         --     (4,067)
Disallowed expenses and other...............................     (593)       171        171
                                                              -------     ------     ------
  Total income tax expense from continuing operations.......  $(2,179)    (5,607)      (431)
                                                              =======     ======     ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 2001 are presented below:

                                                                2000          2001
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Federal and state tax loss carryforwards..................  $38,347        90,252
  Employee benefits.........................................      747           575
  Restructure charges.......................................    3,887         7,122
  Allowance for doubtful accounts...........................    1,130           867
  Alternative minimum tax and other state credits...........    2,087         2,811
                                                              -------       -------
    Total gross deferred tax assets.........................   46,198       101,627
    Valuation allowance.....................................   (3,721)      (76,600)
                                                              -------       -------
    Net deferred tax assets.................................   42,477        25,027
                                                              -------       -------
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
    depreciation differences................................   26,370         9,054
  Goodwill, due to amortization differences.................    6,007         7,084
  Basis in investments......................................    9,831         8,889
  Unrealized gain on investment.............................      269            --
                                                              -------       -------
    Total gross deferred tax liabilities....................   42,477        25,027
                                                              -------       -------
    Net deferred tax liabilities............................  $    --            --
                                                              =======       =======

    The valuation allowance for deferred tax assets as of December 31, 2000 and 2001 was approximately $3.7 million and approximately $76.6 million, respectively. The change in the valuation

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(8) INCOME TAXES (CONTINUED)
allowance was an increase of approximately $3.7 million which was allocated to discontinued operations for the year ended December 31, 2000 and approximately $72.9 million of which approximately $4.1 million was allocated to continuing operations and approximately $68.8 million to discontinued operations for the year ended December 31, 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately
$68.6 million prior to the expiration of the net operating loss carryforwards in 2021. Taxable loss for the years ended December 31, 2000 and 2001 was approximately $78.9 million and $151.4 million, respectively. Based upon the level of projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2001. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

    At December 31, 2001, federal and state net operating loss carryforwards of approximately $247.3 million expire December 2019 to 2021. At December 31, 2001, the Company has alternative minimum tax credits of approximately $2.3 million which may be carried forward indefinitely.

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

    The Company recorded the obligation for the warrants based on the fair value of STE's common stock as determined by management, at the issuance date of the warrants. At each balance sheet date, the warrants were valued utilizing cash flow models that management also uses in valuing potential acquisitions. Those models estimate EBITDA and multiples of EBITDA for recent acquisitions of similar companies. The increase or decrease in fair value of the obligation for the warrants was recognized in earnings as interest expense. In December 1999, the Company purchased the STE warrants for $17.5 million. The increase in the value of the STE obligation during 1999 was $13.3 million.

    In addition, the Company previously issued warrants to purchase 7.69 shares, representing 7.14% of Sidney's common stock. The Company estimated the fair value of the warrants at the date of issuance and included the fair value in the initial allocation of purchase price for Sidney's common stock, with the related value of the warrants issued to minority shareholders included in the obligation

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(9) WARRANTS (CONTINUED)
for minority interests. In December 1999, the Company purchased the Sidney warrants for $0.5 million. The excess $0.4 million associated with the Sidney warrants was accounted for as an acquisition of minority interest and an increase to goodwill.

(10) STOCKHOLDERS' EQUITY

    A number of events occurred which affected the capitalization of the Company. Those events included a stock-split in the form of a stock dividend, authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of approximately $158.9 million, the cancellation of put options on the Company's common stock, issuing common stock subject to put obligations related to a business combination, and recognizing costs for stock-based compensation to employees.

    STOCK-SPLIT

        In January 2000, the Company declared a twenty-for-one stock split in the form of a stock dividend. This stock split has been given retroactive effect in the accompanying consolidated financial statements.

    ADDITIONAL CLASSES OF CAPITAL STOCK

        In April 2000, the Company amended its articles of incorporation to authorize an aggregate of 500,000,000 shares of capital stock. Following the amendment, the authorized share capital of the Company includes the following:

        CLASS A COMMON STOCK--authorized 236,200,000 voting common shares at a par value of $.01 per share. Class A common shares carry one vote per share.

        CLASS B COMMON STOCK--authorized 150,000,000 nonvoting, convertible common shares at a par value of $.01 per share.

        CLASS C COMMON STOCK--authorized 13,800,000 nonvoting, convertible common shares at a par value of $.01 per share. The Class C common shares are automatically convertible into Class A common shares upon either the completion of an initial public offering of at least $150 million of the Company's Class A common stock or the occurrence of certain conversion events, as defined in the articles of incorporation. The conversion rate for the Class C common shares to Class A common shares is one-for-one.

        SERIES D PREFERRED STOCK--authorized 100,000,000 nonvoting, convertible, cumulative participating preferred shares at a par value of $.01 per share.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    ISSUANCE AND REACQUISITION OF CAPITAL STOCK

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

    In January 2000, at a price of $13.12 per share, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of Class B common stock, and 4,269,440 shares of Class C common stock. Net proceeds from the issuance of capital stock was approximately $158.9 million. Direct costs of approximately $23.9 million associated with the issuance of this capital stock were recorded as a reduction to paid-in capital. These costs included approximately $9.6 million of transaction fees and expenses paid to a new principal shareholder, transaction fees of $8.4 million which were accrued to be paid to an existing shareholder upon liquidation of their holdings, and $0.4 million for services rendered in consummating the transaction paid to a law firm in which a partner of the firm is a shareholder of the Company.

    In January 2000, the Company reacquired 25,087,800 Class A common shares in exchange for 16,787,800 shares of Series D preferred stock and 8,300,000 shares of Class B common stock. The Class A common shares were retired upon reacquisition.

    In January 2000, the Company entered into an agreement whereby the Company must obtain consent from its two principal shareholders in order to incur debt in excess of $5.0 million.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(10) STOCKHOLDERS' EQUITY (CONTINUED)
    ISSUANCE OF COMMON STOCK SUBJECT TO PUT OBLIGATIONS

    In connection with the acquisition of Fremont, the Company issued 457,318 shares of Class A common stock to certain of the former owners of Fremont. Under the terms of the agreements, these shares can be put back to the Company at any time. The purchase price for such stock is the higher of the current fair market value or the fair market value of the Company's common stock on the date of the acquisition of Fremont. Such former owners of Fremont exercised their put options on 75,418 shares in December of 2000 and on 66,676 shares in March of 2001. The Company has recorded the common stock subject to put options as temporary equity in the accompanying consolidated balance sheets. In May 2001, the Company loaned $999,980 to such former owners of Fremont. In January 2002, these loans were paid with 72,218 shares subject to the put options.

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

    In April 2000, the Company issued stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (FairPoint Solutions Plan) in consideration of the cancellation of all options previously granted under the FairPoint Solutions Plan. The Company issued 1,620,465 and 73,200 options to purchase Class A common shares of the Company at an exercise price of $3.28 per share and $13.12 per share, respectively. The Company is recognizing a compensation charge on these options for the amount the market value of the Company's common stock exceeded the exercise price on the date of grant. In order to maintain the same economic benefits as previously existed under the FairPoint Solutions Plan, FairPoint Solutions also intends to provide a cash bonus to its employees for each option exercised. The Company is amortizing the compensation charge related to the option grant and the cash bonus over the vesting period of five years. For the year ended December 31, 2000, compensation expense of $3,096,291 and $1,032,097 was recognized for these options and bonuses, respectively. During 2000, 320,250 unvested options subject to the option and bonus compensation charge were forfeited. As of December 31, 2000, unearned compensation on the converted FairPoint Solution options was $9,707,541. As of December 31, 2001, the Company estimated the number of options subject to the option and bonus compensation charge that will be ultimately exercised during the discontinued operation phase-out period. The remaining 1,038,525 unvested options were forfeited.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

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

    Stock option activity for 1999, 2000, and 2001 under the 1995 Plan is summarized as follows:

                                                            1999       2000       2001
                                                          --------   --------   --------
Outstanding at January 1................................  852,800     852,800   592,460
  Granted...............................................       --          --        --
  Exercised.............................................       --    (260,340)       --
  Forfeited.............................................       --          --        --
                                                          -------    --------   -------
Outstanding at December 31..............................  852,800     592,460   592,460
                                                          =======    ========   =======
Exercisable at December 31..............................  852,800     592,460   592,460
                                                          =======    ========   =======

    See note 10 for a description of options exercised under the 1995 Plan during 2000.

    On December 31, 2001, the Company extended the exercise period on 284,200 1995 Plan stock options. The Company recognized a compensation charge of $2,202,550 related to the modification of these options.

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

    Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of ten years from date of grant. For those options granted in 1998 and 1999, the Company will accrue compensation expense for the excess

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(11) STOCK OPTION PLANS (CONTINUED)
of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

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

    Stock option activity for 1999, 2000, and 2001 under the 1998 Plan is summarized as follows:

                                                        1999        2000         2001
                                                      ---------   ---------   ----------
Outstanding at January 1............................  4,664,000   4,808,000    6,088,315
  Granted...........................................    214,000   1,693,665           --
  Exercised.........................................         --     (40,600)     (91,500)
  Forfeited.........................................    (70,000)   (372,750)  (1,590,525)
                                                      ---------   ---------   ----------
Outstanding at December 31..........................  4,808,000   6,088,315    4,406,290
                                                      =========   =========   ==========

    In 1998, 4,664,000 stock options were issued under the 1998 Plan with an exercise price of $1.71 per share. The exercise price on options granted in 1999 was $2.74 per share. The options forfeited in 1999 had an exercise price of $1.71 per share. In 2000, 1,620,465 options were granted with an exercise price of $3.28 per share and 73,200 options were issued with an exercise price of $13.12 per share. The options exercised in 2000 had an exercise price of $1.71 per share. Of the options forfeited in 2000, 320,250 had an exercise price of $3.28 per share and 52,500 had an exercise price of $1.71 per share. See note 10 for a description of options exercised under the 1998 Plan during 2000. Of the options forfeited in 2001, 522,000 had an exercise price of $1.71 per share, 30,000 had an exercise price of $2.74 per share, 965,325 had an exercise price of $3.28 per share, and 73,200 had an exercise price of $13.12 per share. The options exercised in 2001 had an exercise price of $3.28 per share.

    The range of exercise prices for the options outstanding at December 31, 2001 was $1.71 to $3.28. The weighted average exercise price and weighted average remaining contractual life for the options outstanding at December 31, 2001 was $1.84 and 7.7 years, respectively. There were 343,749 and 101,106 options exercisable at December 31, 2000 and 2001, respectively, under the 1998 Plan with an exercise price of $3.28 per share. There were no options exercisable at December 31, 1999.

    FAIRPOINT COMMUNICATIONS CORP. STOCK INCENTIVE PLAN

    In December 1998, the Company adopted the FairPoint Solutions Plan for employees of its subsidiary, FairPoint Solutions. Under the FairPoint Solutions Plan, participating employees were granted options to purchase common stock of FairPoint Solutions at exercise prices not less than the market value of FairPoint Solutions common stock at the date of the grant. The FairPoint Solutions Plan authorized grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. All stock options had 10-year terms and vested in 25% increments on the second, third,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(11) STOCK OPTION PLANS (CONTINUED)
fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options would vest immediately.

    The per share weighted-average fair value of stock options granted under the FairPoint Solutions Plan during 1999 and 2000 was $0.30 and $11.80, respectively, on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 5.25% and 6.68% for 1999 and 2000, respectively, and an estimated option life of 10 years. Because FairPoint Solutions was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    Stock option activity for 1999 and 2000 under the FairPoint Solutions Plan is summarized as follows:

                                                                1999       2000
                                                              --------   --------
Outstanding at January 1....................................       --     885,500
  Granted...................................................  970,000      40,000
  Exercised.................................................       --          --
  Canceled or forfeited.....................................  (85,000)   (925,500)
                                                              -------    --------
Outstanding at December 31..................................  885,000          --
                                                              =======    ========
Exercisable at December 31..................................       --          --
                                                              =======    ========

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

    Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase Class A common stock at exercise prices not less than the market value of the Company's Class A common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, the Company will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(11) STOCK OPTION PLANS (CONTINUED)
    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 3,274,935 options were cancelled. The remaining shares outstanding under this plan were forfeited during 2001. As of December 31, 2001, no options were outstanding under the 2000 Plan.

    Stock option activity for 2000 and 2001 under the 2000 Plan is summarized as follows:

                                                                 2000         2001
                                                              ----------   ----------
Outstanding at January 1....................................          --    3,997,141
  Granted...................................................   5,665,674           --
  Exercised.................................................          --           --
  Canceled or forfeited.....................................  (1,668,533)  (3,997,141)
                                                              ----------   ----------
Outstanding at December 31..................................   3,997,141           --
                                                              ==========   ==========
Exercisable at December 31..................................          --           --
                                                              ==========   ==========

    The per share weighted-average fair value of stock options granted under the 2000 Plan during 2000 was $1.85 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted-average risk free interest rate of 6.49%, and an estimated option life of 10 years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made.

    The Company applies the intrinsic value method prescribed by APB No. 25 in accounting for its 1995, FairPoint Solutions, 1998, and 2000 Plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been:

                                               DECEMBER 31, 2000             DECEMBER 31, 2001
                                            -----------------------       -----------------------
                                               AS            PRO             AS            PRO
                                            REPORTED        FORMA         REPORTED        FORMA
                                            --------       --------       --------       --------
                                            (DOLLARS IN THOUSANDS)        (DOLLARS IN THOUSANDS)
Net loss..................................  $89,117         85,904        211,600        209,357
                                            =======         ======        =======        =======

    The pro forma impact on income for the year ended December 31, 2000 assumes no options will be forfeited. The pro forma impact on income for the year ended December 31, 2001 assumes estimated forfeitures for those employees subject to termination due to the discontinued competitive communications operations. During 2000 and 2001, the Company recorded compensation expense under the provisions of APB No. 25 in excess of the amounts that would have been recognized under the provisions of SFAS No. 123. The pro forma effects are not representative of the effects on reported net income for future years.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for 1999 would not have been significantly reduced.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(12) RELATED PARTY TRANSACTIONS

    The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. The Company paid $400,000, $969,201, and $1,000,000 for the years ended December 31, 1999, 2000, and 2001, respectively, in such fees to the equity investors and this expense was classified with selling, general and administrative expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's Board of Directors meetings. The Company reimbursed the equity investors $49,627, $102,142, and $120,117 for the years ended December 31, 1999, 2000, and 2001, respectively, for travel and related expenses. Per the financial advisory agreements, the advisory and consulting fees to be paid to each of the principal shareholders through December 31, 2006 is $500,000 per annum.

    The Company also has entered into a consulting agreement dated as of July 31, 1997 with an entity controlled by a certain shareholder pursuant to which the shareholder has agreed to provide general consulting and advice to the Company as reasonably requested from time to time. Pursuant to the terms of the agreement, the consulting company is paid an annual fee of $120,000 in monthly installments plus all of the shareholder's out-of-pocket business expenses up to $30,000. The term of the agreement is one year, subject to automatic renewal for successive periods of one year each thereafter. The Company incurred expenses of $132,831 for the year ended December 31, 1999, related to this consulting agreement. This agreement was terminated in January 2000.

    In 1999, a law firm in which a partner of such law firm is a director of the Company, was paid $336,835, of which $295,084 was for general counsel services and $41,751 was for services related to acquisitions. In 2000, this same law firm was paid $1,490,247, of which $237,714 was for general counsel services, $1,122,747 was for services related to financings, and $129,786 was for services related to acquisitions. In 2001, this same law firm was paid $820,206, of which $335,354 was for general counsel services, $97,469 was for services related to financings, and $387,383 was for services related to the restructure and discontinuance of the competitive communications operations. All payments made by the Company for general counsel services are classified with selling, general and administrative expenses on the statement of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to acquisitions have been capitalized as direct costs of the acquisitions. All services related to the restructure and discontinuance of the competitive communications operations have been classified in discontinued operations.

(13) SUPPLEMENTAL CASH FLOW INFORMATION

    For the years ended December 31, 1999, 2000, and 2001 the Company paid interest of $49,071,977, $57,124,818, and $91,807,309, respectively.

    For the years ended December 31, 1999, 2000, and 2001 the Company paid income taxes (net of refunds) of $7,519,755, $651,966, and $110,734, respectively.

    The Company issued common stock valued at $6,000,000 in connection with a business combination in 2000. Also in 2000, the Company acquired $6,293,400 in equipment under a capital lease.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(14) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                  FIRST      SECOND     THIRD      FOURTH
                                                 QUARTER    QUARTER    QUARTER    QUARTER
                                                 --------   --------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
2000:
  Revenue......................................  $ 36,704    48,098     56,069      54,825
  Income (loss) from continuing operations.....   (10,987)     (582)       770      (2,370)
  Net loss.....................................   (18,183)  (12,094)   (15,985)    (42,855)
                                                 ========   =======    =======    ========
2001:
  Revenue......................................  $ 56,940    57,807     62,555      57,911
  Income (loss) from continuing operations.....    (8,864)     (767)   (11,028)     (2,690)
  Net loss.....................................   (58,964)  (23,849)   (26,642)   (102,145)
                                                 ========   =======    =======    ========

    In the first quarter of 2000, the Company recognized stock-based compensation of approximately $16.5 million, of which approximately
$12.3 million related to continuing operations and approximately $4.2 million related to discontinued operations. In the fourth quarter of 2000, the Company recognized a restructuring charge of approximately $16.5 million, which is included in discontinued operations.

    In the first quarter of 2001, the Company recognized a restructuring charge of approximately $33.6 million, which is included in discontinued operations. In the fourth quarter of 2001, the Company recognized a loss of approximately
$95.3 million for the disposal of its competitive communications business, which is included in discontinued operations.

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND DEMAND NOTES PAYABLE

    The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENTS

    Investments classified as available-for-sale and trading are carried at their fair value which approximates $0.9 million and $0.4 million, respectively, at December 31, 2000 and $8.6 million and $0.6 million, respectively, at December 31, 2001 (see note 5 and note 7).

    LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2000 and 2001, the Company had long-term debt with a carrying value of approximately $756.8 million and $907.6 million, respectively, and estimated fair values of approximately $702.7 million and $860.0 million, respectively.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 1999, 2000, AND 2001

(15) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) REVENUE CONCENTRATIONS

    Revenues for interstate access services is based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 27.5%, 24.9%, and 26.8% of the Company's total revenues from continuing operations for the years ended December 31, 1999, 2000, and 2001, respectively. The Company also derives significant revenues from Verizon, principally from network access and billing and collecting service. Such revenues amounted to 11.8%, 7.5%, and 4.4% of the Company's total revenues from continuing operations for the years ended
December 31, 1999, 2000, and 2001, respectively.

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

NAME                                          AGE                           POSITION
----                                        --------                        --------
Jack H. Thomas............................     61      Co-Founder, Chairman of the Board of Directors
Eugene B. Johnson.........................     54      Co-Founder, Vice Chairman of the Board of Directors
                                                         and Chief Executive Officer
John P. Duda..............................     54      President and Chief Operating Officer
Walter E. Leach, Jr.......................     50      Senior Vice President and Chief Financial Officer
Shirley J. Linn...........................     51      Vice President, General Counsel and Secretary
Peter G. Nixon............................     49      Senior Vice President -- Corporate Development
Timothy W. Henry..........................     46      Vice President of Finance and Treasurer
Lisa R. Hood..............................     36      Vice President and Controller
Daniel G. Bergstein.......................     58      Co-Founder and Director
Frank K. Bynum, Jr........................     39      Director
Anthony J. DiNovi.........................     39      Director
George E. Matelich........................     45      Director
Kent R. Weldon............................     34      Director

    JACK H. THOMAS. Mr. Thomas has served as Chairman of our board of directors since August 1998 and served as our President from 1993 to April 2000.
Mr. Thomas served as our Chief Executive Officer from 1993 until his retirement, effective December 31, 2001. Mr. Thomas is a co-founder and has been a director of our company since 1991. From 1985 to 1993, Mr. Thomas was Chief Operating Officer of C-TEC Corporation, a diversified communications company, which at the time owned Commonwealth Telephone Company, a 240,000 access line telephone company. Prior to 1985, Mr. Thomas worked at United Telephone Company of Ohio and C&P Telephone in various management capacities.

    EUGENE B. JOHNSON.  Mr. Johnson has served as our Vice Chairman since
August 1998 and as our Chief Executive Officer since January 1, 2002. Prior to becoming CEO, Mr. Johnson was Chief Development Officer from April 2000 to December 2001. Mr. Johnson also served as our Executive Vice President from February 1998 to December 2001 and as our Senior Vice President from 1993 to 1998. Mr. Johnson is a co-founder and has been a director of our company since 1991. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson currently is a director of OPASTCO, the primary industry organization for small independent telephone companies and serves on its education and finance committees.

    JOHN P. DUDA. Mr. Duda has served as our President and Chief Operating Officer since April 2001. Prior to his current responsibilities, Mr. Duda was the President and Chief Executive Officer of our Telecom Group and was responsible for all aspects of our RLEC operations from August 1998 to April 2001. From January 1994 to August 1998, Mr. Duda served as our Chief Operating Officer. Prior to 1994, Mr. Duda served as Vice President, Operations and Engineering of

Rochester Tel Mobile Communications, State Vice President Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and served in various management positions with C&P Telephone and Bell Atlantic. Mr. Duda is currently a member of the United States Telecom Association's Board of Directors and serves on its Executive and Midsize Company committees.

    WALTER E. LEACH, JR. Mr. Leach has served as our Chief Financial Officer since October 1994 and our Senior Vice President since February of 1998. From October 1994 to December 2000, Mr. Leach was our Secretary. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities.

    SHIRLEY J. LINN. Ms. Linn has served as our Vice President and General Counsel since October 2000 and our Secretary since December 2000. Prior to joining us, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.

    PETER G. NIXON. Mr. Nixon has served as our Senior Vice President of Corporate Development since February 2002. Previously, Mr. Nixon was President of our Telecom Group from April 2001 to February 2002. Prior to this, Mr. Nixon served as President of our Eastern Region-Telecom Group from June 1999 to April 2001 and President of Chautauqua & Erie Telephone Corporation ("C&E") from July 1997 to June 1999 when we acquired C&E. From April 1, 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1, 1978 to
March 31, 1989, Mr. Nixon served as Vice President of Operations for C&E.
Mr. Nixon has served as the past Chairman of the New York State Telephone Association, in addition to his involvement in several community and regional organizations.

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

    ANTHONY J. DINOVI. Mr. DiNovi has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners,
L.P., where he has been employed since 1988.   Mr. DiNovi is a director of Eye
Care Centers of America Inc., Fisher Scientific International, Inc., US LEC Corp. and various private corporations.

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

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information for the fiscal year ended December 31, 2001 concerning compensation paid to our chief executive officer and our other four most highly compensated executive officers during 2001.

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                      ANNUAL COMPENSATION              AWARDS
                                               ----------------------------------   ------------
                                                                                     NUMBER OF
                                                                                     SECURITIES
                                                                        OTHER        UNDERLYING
                                                                        ANNUAL        OPTIONS/        ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY     BONUS     COMPENSATION       SARS       COMPENSATION(1)
---------------------------         --------   --------   --------   ------------   ------------   ---------------
Jack H. Thomas....................    2001     $375,000   $     --      $75,303             --         $16,206
  Chairman and Chief                  2000      375,000         --       79,745        782,854          28,247
  Executive Officer                   1999      330,000    180,000       89,270             --           8,262

Eugene B. Johnson.................    2001     $285,000   $     --      $37,511             --         $10,540
  Vice Chairman and                   2000      285,000         --       47,508        211,401           8,099
  Executive Vice President            1999      264,000    132,000       69,154             --           7,839

John P. Duda......................    2001     $200,000   $     --      $29,701             --         $10,839
  President and Chief Operating       2000      160,500     80,000       40,418        167,430           8,099
  Officer                             1999      150,037     75,000       54,065             --           7,839

Walter E. Leach, Jr...............    2001     $186,250   $ 33,000      $21,191             --         $ 8,100
  Senior Vice President and           2000      165,000         --       24,038        798,198           7,943
  Chief Financial Officer             1999      150,077     80,000       33,606             --           7,596

Shirley J. Linn...................    2001     $168,294   $ 64,782      $     0             --         $ 9,378
  Vice President, General             2000       33,846         --           --             --             115
  Counsel and Secretary               1999           --         --           --             --              --

------------------------

(1) Reflects matching contributions made under our 401(k) plan and value of group term life insurance coverage.

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

    The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by our compensation committee, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by us and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the board of directors. As of March 22, 2002, a total of 592,460 options to purchase shares of our Class A common stock were outstanding under the 1995 plan. Such options were exercisable at a price of $.25 per share.

    Options granted under the 1995 plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 STOCK INCENTIVE PLAN

    In August 1998, we adopted our 1998 Stock Incentive Plan. The 1998 Plan provides for grants to members of management of up to 6,952,540 nonqualified options to purchase our Class A common stock, at the discretion of the compensation committee. These options generally vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control (as defined in the 1998 Plan), outstanding options will vest immediately. As of March 22, 2002, a total of 4,656,290 options were outstanding under the 1998 Plan.

    Pursuant to the terms of the grant, 4,412,900 options become exercisable only in the event that we are sold, an initial public offering of our common stock occurs, or other changes in control (as defined in the 1998 Plan) occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in a sale of the Company would exceed a minimum selling price of $4.28 per share. These options have a term of ten years from date of grant. We will accrue as compensation expense the excess of the estimated fair value of our common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

    On December 31, 2001, 450,000 options were forfeited and the vesting schedule of 200,000 options was modified. These options were rescheduled to vest equally over the ensuing 24 months on a monthly vesting schedule of 8,333.34 options per month such that all 200,000 options will be fully vested by December 2003.

    On January 1, 2002, an additional 250,000 shares were issued at $7.00 per option. At issuance, 41,667 options were vested immediately. The remaining 208,333 options will vest equally over 15 months at a rate of 13,888.87 options per month such that all 250,000 options will be fully vested by March 2003.

    In April 2000, all of the options outstanding under FairPoint Solutions' stock option plan were converted to options to purchase our Class A common stock under the 1998 Plan. As a result, 925,500 options to purchase common stock of FairPoint Solutions were converted into an aggregate of 1,693,665 options to purchase our Class A common stock, which become immediately exercisable upon vesting. As of March 22, 2002, 243,390 options to purchase our Class A common stock at an exercise price of $3.28 per share were outstanding under this grant. Upon completion of the conversion, the FairPoint Solutions stock option plan was terminated.

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

    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 3,274,935 options were cancelled. The remaining options outstanding under this plan were forfeited during 2001. As of December 31, 2001, no options were outstanding under the 2000 Employee Stock Option Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    There were no grants of options to the executive officers of the Company during the fiscal year ended December 31, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
  OPTION/SAR VALUES

    The following table sets forth the information with respect to the executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 2001, the number of securities underlying options as of December 31, 2001 and the year-end value of all unexercised in-the-money options held by such individuals.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED             IN-THE-MONEY
                                  SHARES       VALUE          OPTIONS/SARS AT           OPTIONS/SARS AT FISCAL
                               ACQUIRED ON    REALIZED      FISCAL YEAR-END (#)              YEAR-END ($)
NAME                           EXERCISE (#)     ($)      EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
----                           ------------   --------   -------------------------   ----------------------------
Jack H. Thomas...............       0            0             934,200/200,000           $5,355,225/$1,057,500
Eugene B. Johnson............       0            0             810,700/597,500           $4,598,381/$3,159,281
John P. Duda.................       0            0             300,060/205,000           $1,725,592/$1,083,937
Walter E. Leach, Jr..........       0            0             284,400/325,000           $1,503,765/$1,718,437
Shirley J. Linn..............       0            0                --                            --

------------------------

(1) Represents the difference between the exercise price and the fair market value of our common stock at December 31, 2001.

EMPLOYMENT AGREEMENTS

    In January 2002, the Company entered into an employment agreement with Eugene B. Johnson, pursuant to which the Company named Mr. Johnson Chief Executive Officer of the Company and Vice Chairman of the Company's Board of Directors from January 1, 2002 to March 31, 2003. The employment agreement provides that Johnson will receive an annual base salary of $285,000, an annual discretionary bonus and, as additional consideration, an option to purchase an additional 250,000 shares of common stock under the Company's 1998 Plan, at an exercise price of $7.00 per share (the "New Options"). The employment agreement also provides that upon (i) the expiration of Johnson's employment period,
(ii) the termination of Johnson's employment as Chief Executive Officer without cause or (iii) the termination of Johnson's employment as Chief Executive Officer due to a change of control, Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Johnson and his wife until each are eligible for Medicare and the accelerated vesting of all options granted to Johnson under the Company's 1995 Plan and 1998 Plan, including the New Options, as of the termination date. If the Company terminates Johnson for cause, or if Johnson voluntarily resigns, Johnson is not entitled to any benefits under the employment agreement. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Johnson and the Company.

    In December 2001, the Company entered into a succession agreement with Jack
H. Thomas, pursuant to which Thomas resigned from his position as Chief Executive Officer of the Company and the Company retained him to serve as a non-executive Chairman of the Board of Directors from December 31, 2001 through December 31, 2003. The succession agreement provides for payment of an annual compensation of $50,000, reimbursement of supplemental life insurance premiums not to exceed $7,000 per annum, extension of Thomas' right to exercise all of his vested options until the termination of the succession period and the immediate vesting of all unvested options upon a change of control or an early termination of the agreement without cause. In addition, the succession agreement provides that upon the earliest of (i) the expiration of the succession period, (ii) the termination of Thomas' retention without cause or
(iii) a change of control, Thomas is entitled to receive certain benefits, including Company-provided health insurance for both himself and his wife until each is 65 years of age. If Thomas' retention is terminated for cause, Thomas shall not be entitled to any benefits pursuant to the terms of his succession agreement. The succession agreement renders Thomas' prior employment agreement with the Company null and void.

    For purposes of both Johnson's employment agreement and Thomas' succession agreement, a change of control shall be deemed to have occurred if: (i) the stockholders of the Company as of the date of such agreement no longer own, either directly or indirectly, shares of the Company's capital stock entitling them to 51% in the aggregate of the voting power for the election of the directors of the Company, as a result of a merger or consolidation of the Company, a transfer of the Company's capital stock or otherwise; or (ii) the Company sells, assigns, conveys, transfers, leases or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of its property or assets to another person or entity.

    In January 2000, we entered into employment agreements with each of Walter
E. Leach, Jr. and John P. Duda. Each of the employment agreements provides for an employment period from January 20, 2000 until December 31, 2003 and provides that upon the termination of the executive's employment due to a change of control, the executive is entitled to receive from us in a lump sum payment an amount equal to such executive's base salary as of the date of termination for a period ranging from twelve months to twenty-four months. For purposes of the previous sentence, a change of control shall be deemed to have occurred if:
(a) certain of our stockholders no longer own, either directly or indirectly, shares of our capital stock entitling them to 51% in the aggregate of the voting power for the election of our directors as a result of a merger or consolidation of the Company, a transfer of our capital stock or otherwise; or (b) we sell, assign, convey, transfer, lease or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of our property or assets to any other person or entity. In addition, we have agreed to maintain the executives' long term disability and medical benefits for a similar period following a change of control. In the event that any executive's employment with us was terminated without cause and not as a result of a change of control, such executive is entitled to receive a lump sum payment from us in an amount equal to such executive's base salary for a period ranging from six months to twelve months and is also entitled to long term disability and medical benefits for a similar period. In the event that any executive's employment is terminated by us for cause or by such executive without good reason, such executive is not entitled to any benefits under his employment agreement.

ITEM 12. SECURITY OWNERSHIP AND BENEFICIAL MANAGEMENT

    The following table sets forth information regarding beneficial ownership of our Class A common stock as of March 22, 2002 for (i) each executive officer named in the "Annual Compensation Table"; (ii) each director, (iii) all of our executive officers and directors as a group, and (iv) each person who beneficially owns 5% or more of the outstanding shares of our Class A common stock.

                                                                NUMBER OF SHARES        PERCENT OF
                                                              BENEFICIALLY OWNED(1)   OUTSTANDING(1)
                                                              ---------------------   --------------
Executive Officers and Directors:
  Jack H. Thomas(2).........................................        2,424,256               4.5%
  Eugene B. Johnson(3)......................................        1,307,325               2.4%
  John P. Duda(4)...........................................          300,060                 *
  Walter E. Leach, Jr.(5)...................................          284,400                 *
  Shirley J. Linn...........................................               --                --
  Daniel G. Bergstein(6)....................................        2,300,140               4.3%
  Frank K. Bynum, Jr.(7)....................................       18,199,496              34.0%
  Anthony J. DiNovi(8)......................................       21,461,720              40.1%
  George E. Matelich(7).....................................       18,199,496              34.0%
  Kent R. Weldon(8).........................................       21,461,720              40.1%
  All Executive Officers and Directors as a group (10
    persons)................................................       46,277,397              86.4%

5% Stockholders:

  Kelso Investment Associates V, L.P. and Kelso Equity
    Partners V, L.P.(7).....................................       18,199,496              34.0%
    320 Park Avenue, 24th Floor
      New York, New York 10022

  Thomas H. Lee Equity Fund IV, LP and Affiliates(8) .......       21,461,720              40.1%
    75 State Street
    Boston, Massachusetts 02109

------------------------

*   Less Than 1%.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 53,570,018 shares of common stock outstanding as of March 22, 2002, which includes 3,450,576 shares of common stock securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Exchange Act.

(2) Includes 950,867 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 183,333 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(3) Includes 880,145 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 778,055 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(4) Includes 300,060 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 205,000 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(5) Includes 284,400 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 325,000 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or become exercisable during the next 60 days.

(6) Includes 2,135,140 shares of Class A common stock owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and members of his immediate family and 165,000 shares of Class A common stock owned by certain of Mr. Bergstein's family members, for which Mr. Bergstein has both voting and disposition power.

(7) Includes 16,427,726 shares of Class A common stock owned by Kelso Investment Associates V, L.P. ("KIAV") and 1,771,770 shares of Class A common stock owned by Kelso Equity Partners V, L.P. ("KEPV"). KIAV and KEPV, due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David
    I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares of Class A common stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities.

(8) Shares of Class A common stock held by Thomas H. Lee Equity Fund IV, L.P. may be deemed to be beneficially owned by THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Company, Mr. DiNovi, Mr. Weldon and the other partners of Thomas H. Lee Partners, L.P. Each of such persons disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL ADVISORY AGREEMENTS

    We entered into a Management Services Agreement with THL Equity Advisors IV, LLC ("THL Advisors"), dated as of January 20, 2000 and an Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 with KIAV and KEPV (collectively, "Kelso"), pursuant to which THL Advisors and Kelso provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Pursuant to these agreements, we pay to each of THL Advisors and Kelso annual advisory fees of $500,000 payable on a quarterly basis until December 31, 2006 and we reimburse them for out of pocket expenses for the duration of the agreements. Further, we agreed to pay a transaction fee of approximately $8.5 million to Kelso, which fee is payable upon the earlier of (i) an initial public offering of our Class A common stock,
(ii) a sale of the Company to a third party or parties, whether structured as a merger, sale of stock, sale of assets, recapitalization or otherwise or
(iii) KIAV and KEPV ceasing to own, collectively, at least 10% of the number of shares of our stock they held collectively as of January 20, 2000. In connection with our equity financing and recapitalization in January 2000, we terminated our financial advisory agreement with Carousel Capital Partners, L.P., a former significant stockholder, and the original financial advisory agreement with Kelso. We paid advisory fees and out of pocket expenses of $1,120,117 and $1,071,343 to THL Advisors and Kelso in 2001 and 2000, respectively.

LEGAL SERVICES

    Daniel G. Bergstein, a director of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm, which provides legal services to us. For the years ended December 31, 2001 and 2000, we paid Paul Hastings approximately $820,206 and $1,490,247, respectively, for legal services.

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

    We entered into a stockholders agreement with our stockholders, dated as of January 4, 2000, which contains provisions relating to: (i) the designation of members to our board of directors

(including two members to be designated by THL, two members by Kelso and the remaining members to be designated jointly by THL and Kelso), (ii) restrictions on transfers of shares, (iii) the requirement that our stockholders take certain actions upon the approval of a majority of the stockholders in connection with an initial public offering or a sale of the Company, (iv) the requirement of the Company to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (v) the participation rights of stockholders in connection with a sale of shares by other stockholders, and (vi) our right to purchase all (but not less than all) of the shares of a management stockholder in the event of resignation, termination of employment, death or disability. The stockholders agreement also provides that we must obtain consent from THL and Kelso in order for us to incur debt in excess of $5 million.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

    Under date of March 8, 2002, we reported on the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive losses, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement Schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

March 8, 2002
Charlotte, North Carolina

                                  SCHEDULE II
                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts
                 Years ended December 31, 1999, 2000, and 2001

                                                                     ADDITIONS
                                        BALANCE AT     ADDITIONS     CHARGED TO     DEDUCTIONS     BALANCE AT
                                       BEGINNING OF      DUE TO      COSTS AND    FROM ALLOWANCE     END OF
DESCRIPTION                                YEAR       ACQUISITIONS    EXPENSES        (NOTE)          YEAR
-----------                            ------------   ------------   ----------   --------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Year ended December 31, 1999:
Allowance for doubtful receivables
  from continuing operations.........      $ 650           70            595            432             883

Year ended December 31, 2000:
Allowance for doubtful receivables
  from continuing operations.........      $ 883          299            899            647           1,434

Year ended December 31, 2001:
Allowance for doubtful receivables
  from continuing operations.........      1,434            4          1,035          1,118           1,355

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

                     SIGNATURES                                    TITLE                    DATE
                     ----------                                    -----                    ----
                 /s/ JACK H. THOMAS
     -------------------------------------------       Director and Chairman of the    March 28, 2002
                   Jack H. Thomas                        Board of Directors

                /s/ EUGENE B. JOHNSON                  Director, Vice Chairman of the
     -------------------------------------------         Board of Directors and Chief  March 28, 2002
                  Eugene B. Johnson                      Executive Officer

              /s/ WALTER E. LEACH, JR.                 Senior Vice President and
     -------------------------------------------         Chief Financial Officer       March 28, 2002
                Walter E. Leach, Jr.                     (Principal Finance Officer)

                  /s/ LISA R. HOOD
     -------------------------------------------       Controller (Principal           March 28, 2002
                    Lisa R. Hood                         Accounting Officer)

               /s/ DANIEL G. BERGSTEIN
     -------------------------------------------       Director                        March 28, 2002
                 Daniel G. Bergstein

               /s/ FRANK K. BYNUM, JR.
     -------------------------------------------       Director                        March 28, 2002
                 Frank K. Bynum, Jr.

                /s/ ANTHONY J. DINOVI
     -------------------------------------------       Director                        March 28, 2002
                  Anthony J. DiNovi

               /s/ GEORGE E. MATELICH
     -------------------------------------------       Director                        March 28, 2002
                 George E. Matelich

                 /s/ KENT R. WELDON
     -------------------------------------------       Director                        March 28, 2002
                   Kent R. Weldon

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits

     EXHIBIT NO.                                DESCRIPTION
        -----           ------------------------------------------------------------
         2.1            Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso
                        Investment Associates V, L.P., Kelso Equity Partners V,
                        L.P., Carousel Capital Partners, L.P. and certain other
                        signatories thereto.(1)

         2.2            Network Transition Agreement, dated November 7, 2001, by and among FairPoint Solutions, Choice One Communications Inc.
                        and selected subsidiaries of Choice One Communications
                        Inc.(9)

         2.3 Asset Purchase Agreement, dated October 19, 2001, by and among FairPoint Solutions and Advanced TelCom, Inc.*

         2.4            Asset Purchase Agreement dated June 14, 2001 between
                        Illinois Consolidated Telephone Company and Odin Telephone
                        Exchange, Inc.(8)

         2.5            Stock Purchase Agreement dated as of May 7, 2001 by and
                        among MJD Ventures, Inc., Scott William Horne, Susan Elaine
                        Horne, Mona Jean Horne, Scott William Horne and Susan Elaine
                        Horne being and as Trustees of Grantor Retained Annuity
                        Trust created by Mona Jean Horne and Mona Jean Horne being and as Trustee of the Mona Jean Horne Revocable Trust and
                        Marianna and Scenery Hill Telephone Company.(8)

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

        10.2            First Amendment to Credit Agreement dated as of April 30,
                        1998 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(1)

     EXHIBIT NO.                                DESCRIPTION
        -----           ------------------------------------------------------------
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

        10.7            Sixth Amendment to Credit Agreement and First Amendment to
                        Pledge Agreement dated as of March 30, 2001 among FairPoint,
                        First Union, National Bank, Bank of America, N.A. and
                        Bankers Trust Company.(7)

        10.8            Amended and Restated Credit Agreement dated as of November
                        9, 2000 among FairPoint Solutions, various lending institutions, Bank of America, N.A., Bankers Trust Company and First Union National Bank.(5)

        10.9            First Amendment to Amended and Restated Credit Agreement
                        dated as of March 9, 2001 and effective as of March 21, 2001 among FairPoint Solutions, various lending institutions,
                        Bank of America, N.A., Bankers Trust Company and First Union
                        National Bank.(6)

        10.10           Amended and Restated Security Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions and First Union
                        National Bank.(5)

        10.11           Second Amendment and Limited Waiver to Amended and Restated
                        Credit Agreement dated as of November 28,2001 among
                        FairPoint Solutions, various lending institutions and First
                        Union National Bank, as Administrative Agent.*

        10.12           Third Amendment and Limited Forbearance and Waiver to
                        Amended and Restated Credit Agreement dated as of November
                        28, 2001 among FairPoint Solutions, various lending institutions and First Union National Bank, as
                        Administrative Agent.*

        10.13           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp.--New York, FairPoint Communications Solutions
                        Corp.--Virginia and FairPoint Solutions Capital, LLC.(5)

        10.14           Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of November 9, 2000 among
                        FairPoint and First Union National Bank.(5)

        10.15           Amended and Restated Pledge Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, the Guarantors, the Pledgors and First Union National Bank.(5)

        10.16           Amended and Restated Tax Sharing Agreement dated November 9,
                        2000 by and among FairPoint and its Subsidiaries.(5)

        10.17           Form of B Term Note.(3)

        10.18           Form of C Term Note Floating Rate.(3)

        10.19           Form of C Term Note Fixed Rate.(3)

        10.20           Form of RF Note.(3)

        10.21           Form of AF Note.(3)

     EXHIBIT NO.                                DESCRIPTION
        -----           ------------------------------------------------------------
        10.22           Subsidiary Guaranty dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)

        10.23           Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc.,
                        C-R Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)

        10.24           Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)

        10.25           Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

        10.26           Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)

        10.27 Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
                        Company, L.P.(1)

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

        10.29           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

        10.30           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

        10.31 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

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

        10.35           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

        10.36           FairPoint 1995 Stock Option Plan.(4)

        10.37           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

        10.38           FairPoint 2000 Employee Stock Option Plan.(4)

        10.39 Employment Agreement dated as of January 1, 2002 by and between FairPoint and Eugene B. Johnson.*

        10.40 Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.*

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

(3) Incorporated by reference to the registration statement on Form S-4 of the Company, declared effective as of October 1, 1998.

(4) Incorporated by reference to the registration statement on Form S-4 of the Company, declared effective as of August 9, 2000.

(5) Incorporated by reference to the quarterly report of the Company for the period ended September 30, 2000, filed on Form 10-Q.

(6) Incorporated by referenced to the annual report of the Company for the year ended 2000, filed on Form 10-K.

(7) Incorporated by reference to the quarterly report of the Company for the period ended March 31, 2001, filed on Form 10-Q.

(8) Incorporated by reference to the quarterly report of the Company for the period ended June 30, 2001, filed on Form 10-Q.

(9) Incorporated by reference to the current report on Form 8-K, filed on November 18, 2001.

(b) Reports on Form 8-K

    On January 5, 2001, the Company filed a Current Report on Form 8-K announcing the completion of its plan to consolidate the operations of FairPoint Solutions.

    On March 19, 2001, the Company filed a Current Report on Form 8-K, dated March 12, 2001, announcing year-end and fourth quarter results for the year ended December 31, 2001.

    On March 23, 2001, the Company filed a Current Report on Form 8-K disclosing certain changes in management effective April 1, 2000.

    On April 12, 2001, the Company filed a Current Report on Form 8-K announcing that the Company and its subsidiary FairPoint Solutions amended their respective senior credit facilities.

    On May 8, 2001, the Company filed a Current Report on Form 8-K announcing its first quarter results for the period ended March 31, 2001.

    On November 8, 2001, the Company filed a Current Report on Form 8-K announcing the pending sale of certain of FairPoint Solutions' Northeast assets to Choice One Communications Inc. and certain of Choice One's subsidiaries, its third quarter results for the period ended September 30, 2001 and the appointment of Eugene Johnson as Chief Executive Officer of the Company, effective as of January 1, 2002.

    On December 27, 2001, the Company filed a Current Report on Form 8-K announcing the completion of the disposition of certain of FairPoint Solutions' Northeast assets to Choice One Communications Inc. and certain of Choice One's subsidiaries, in exchange for cash and equity in Choice One.