Form 10-Q
period 2002-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2002-05-14
CIK 1062613

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 333-56365

                            ------------------------

                         FAIRPOINT COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                     13-3725229
    (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
    Incorporation or Organization)

  521 EAST MOREHEAD STREET, SUITE 250                         28202
       CHARLOTTE, NORTH CAROLINA
    (Address of Principal Executive                         (Zip Code)
               Offices)

                                 (704) 344-8150

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 10, 2002, the registrant had outstanding 45,850,002 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2002

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements........................................      3

           Condensed Consolidated Balance Sheets as of March 31, 2002
             and December 31, 2001.....................................      3

           Condensed Consolidated Statements of Operations for the
             three months ended
             March 31, 2002 and 2001...................................      4

           Condensed Consolidated Statements of Comprehensive Income
             (Losses) for the three months ended March 31, 2002 and
             2001......................................................      5

           Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2002 and 2001................      6

           Notes to Condensed Consolidated Financial Statements........      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16

Item 3A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     24

           Signatures..................................................     25

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........     26

Item 5.    Other Information...........................................     26

Item 6.    Exhibits and Reports on Form 8-K............................     26

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash......................................................   $   6,297         3,063
  Accounts receivable.......................................      30,443        30,949
  Other.....................................................       5,329         7,098
  Net assets of discontinued operations.....................      10,314        25,997
                                                               ---------      --------
Total current assets........................................      52,383        67,107
                                                               ---------      --------
Property, plant, and equipment, net.........................     275,812       283,280
                                                               ---------      --------
Other assets:
  Investments...............................................      48,260        48,941
  Goodwill, net of accumulated amortization.................     454,306       454,306
  Deferred charges and other assets.........................      20,371        21,381
                                                               ---------      --------
Total other assets..........................................     522,937       524,628
                                                               ---------      --------
Total assets................................................   $ 851,132       875,015
                                                               =========      ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  16,742        18,089
  Current portion of long-term debt and other long-term
    liabilities.............................................       7,222         6,759
  Demand notes payable......................................         447           464
  Accrued interest payable..................................      22,784        10,882
  Other accrued liabilities.................................      12,999        13,971
  Net liabilities of discontinued operations................      31,533       160,376
                                                               ---------      --------
Total current liabilities...................................      91,727       210,541
                                                               ---------      --------
Long-term liabilities:
  Long-term debt, net of current portion....................     875,201       776,279
  Net liabilities of discontinued operations................       8,271         9,735
  Deferred credits and other long-term liabilities..........      21,316        23,817
                                                               ---------      --------
Total long-term liabilities.................................     904,788       809,831
                                                               ---------      --------
Minority interest...........................................          17            17
                                                               ---------      --------
Common stock subject to put options.........................       3,136         4,136
                                                               ---------      --------
Stockholders' deficit:
  Common stock..............................................         499           499
  Additional paid-in capital................................     217,739       217,936
  Accumulated other comprehensive loss......................      (6,577)       (2,247)
  Accumulated deficit.......................................    (360,197)     (365,698)
                                                               ---------      --------
Total stockholders' deficit.................................    (148,536)     (149,510)
                                                               ---------      --------
Total liabilities and stockholders' equity..................   $ 851,132       875,015
                                                               =========      ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Revenues....................................................  $58,425     56,940
                                                              -------    -------
Operating expenses:
  Network operating costs...................................   17,023     15,583
  Selling, general and administrative.......................    9,500     10,663
  Depreciation and amortization.............................   11,784     13,839
  Stock-based compensation..................................     (197)        --
                                                              -------    -------
Total operating expenses....................................   38,110     40,085
                                                              -------    -------
Income from operations......................................   20,315     16,855
                                                              -------    -------
Other income (expense):
  Net gain on sale of investments...........................      355         --
  Interest and dividend income..............................      613        573
  Interest expense..........................................  (17,536)   (24,452)
  Other, net................................................    1,965        925
                                                              -------    -------
Total other expense.........................................  (14,603)   (22,954)
                                                              -------    -------
Earnings (loss) from continuing operations before income
  taxes.....................................................    5,712     (6,099)
Income tax expense..........................................     (211)      (319)
Minority interest in income of subsidiaries.................       --         (1)
                                                              -------    -------
Earnings (loss) from continuing operations..................    5,501     (6,419)
                                                              -------    -------
Discontinued operations:
  Loss from discontinued competitive communications
    operations..............................................       --    (52,545)
                                                              -------    -------
Loss from discontinued operations...........................       --    (52,545)
                                                              -------    -------
Net earnings (loss).........................................  $ 5,501    (58,964)
                                                              =======    =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------
                                                                   2002                  2001
                                                            -------------------   -------------------
                                                                     (DOLLARS IN THOUSANDS)
Net earnings (loss).......................................             $ 5,501               (58,964)

Other comprehensive income (loss):

  Available-for-sale securities:

    Unrealized holding losses arising during period.......   (4,387)                  (53)

    Less reclassification for gain included in net
      earnings............................................     (315)    (4,702)                  (53)

  Cash flow hedges:

    Cumulative effect of a change in accounting
      principle...........................................  $    --                (4,664)

    Reclassification adjustment...........................      372        372        380     (4,284)
                                                            -------    -------     ------    -------

Other comprehensive loss..................................              (4,330)               (4,337)
                                                                       -------               -------

Comprehensive income (loss)...............................             $ 1,171               (63,301)
                                                                       =======               =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 5,501    (58,964)
                                                              -------    -------
Adjustments to reconcile net earnings (loss) to net cash
  provided by
  operating activities of continuing operations:
    Loss from discontinued operations.......................       --     52,545
    Amortization of debt issue costs........................      730      1,388
    Depreciation and amortization...........................   11,784     13,839
    Other non cash items....................................   (4,463)     4,109
    Changes in assets and liabilities arising from
      operations:
      Accounts receivable and other current assets..........    1,745        340
      Accounts payable and accrued expenses.................    9,631      2,091
                                                              -------    -------
        Total adjustments...................................   19,427     74,312
                                                              -------    -------
          Net cash provided by operating activities of
            continuing operations...........................   24,928     15,348
                                                              -------    -------
Cash flows from investing activities of continuing
  operations:
  Net capital additions.....................................   (4,014)    (7,697)
  Other, net................................................    2,777      1,236
                                                              -------    -------
    Net cash used in investing activities of continuing
      operations............................................   (1,237)    (6,461)
                                                              -------    -------
Cash flows from financing activities of continuing
  operations:
  Loan origination costs....................................      (42)    (1,210)
  Proceeds from issuance of long-term debt..................   11,630     94,525
  Repayments of long-term debt..............................  (30,987)   (38,360)
  Other, net................................................   (1,001)      (980)
                                                              -------    -------
    Net cash provided by (used in) financing activities of
      continuing operations.................................  (20,400)    53,975
                                                              -------    -------
    Net cash contributed from continuing operations to
      discontinued operations...............................      (57)   (60,964)
                                                              -------    -------
    Net increase in cash....................................    3,234      1,898
Cash, beginning of period...................................    3,063      4,131
                                                              -------    -------
Cash, end of period.........................................  $ 6,297      6,029
                                                              =======    =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) ORGANIZATION AND BASIS OF FINANCIAL REPORTING

    In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 2001 Annual Report on Form 10-K. Certain amounts from 2001 have been reclassified to conform to the current period presentation.

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES

    In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly-owned subsidiary, FairPoint Communications Solutions Corp. ("FairPoint Solutions").

    Prior to the Company's decision to discontinue FairPoint Solutions' competitive communication business, FairPoint Solutions entered into an agreement on October 19, 2001, to sell certain assets of its competitive communications operations relating to its business and operations in the northwest United States to Advanced TelCom, Inc., a wholly-owned subsidiary of Advance TelCom Group, Inc ("ATG"). The sale of these assets was completed on December 10, 2001. The transition of customers to ATG was completed in April 2002.

    On November 7, 2001, FairPoint Solutions entered into an agreement with Choice One Communications Inc. ("Choice One") and certain affiliates of Choice One to sell certain assets of its competitive communications operations relating to its business and operations in the northeast United States. The sale of these assets was completed on December 19, 2001. Included in the terms of the Choice One sales agreement was an opportunity for FairPoint Solutions to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. FairPoint Solutions has been advised that it has earned an additional 1,000,000 restricted shares of Choice One common stock under these provisions, bringing the total shares received to 3,500,000. The 1,000,000 additional shares earned will be recognized as a gain within discontinued operations when received during the second quarter of 2002. The transition of customers to Choice One was completed in April 2002.

    In connection with the sale of assets to Choice One, on November 7, 2001, the Company announced the cessation of the competitive communications business of FairPoint Solutions and notified its remaining customers in the Southwest, Southeast and mid-Atlantic competitive markets to find alternative carriers. The transition of customers to alternative carriers was completed in April 2002.

    As a result of the adoption of the plan to discontinue the operations of the competitive communications operations, these operating results are presented as discontinued operations. The financial results of the competitive operations are presented in the condensed consolidated statements of operations as losses from discontinued competitive communications operations.

    On November 28, 2001, FairPoint Solutions completed an amendment to the FairPoint Solutions Credit Facility, pursuant to which FairPoint Solutions' lenders waived certain restrictions with respect to the sale by FairPoint Solutions of certain of its northwest assets to ATG. On December 19, 2001, FairPoint Solutions completed another amendment to this credit facility which provided for such lenders' consent to the sale of certain of FairPoint Solutions' northeast assets to Choice One and for

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) the lenders' forbearance, until March 31, 2002, from exercising their remedies under the FairPoint Solutions Credit Facility for certain enumerated potential covenant breaches and potential events of default thereunder.

    On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring, (i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility, (ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 aggregate principal amount of new term loans.

    In the second quarter the Company will record a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the new FairPoint Solutions Amended and Restated Credit Agreement are guaranteed by certain of FairPoint Solutions' subsidiaries and are secured by substantially all of the assets of FairPoint Solutions and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the new FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions.

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Upon an event of default under the new FairPoint Solutions Amended and Restated Credit Agreement and the acceleration of the loans thereunder, at the option of the relevant lender, such loans may be converted into the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 (the "Preferred Stock Issuance Agreement") by and among the Company, the Administrative Agent and the lenders.

    The Series A Preferred Stock issued to the lenders in connection with the debt restructure, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

    Under the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company had previously reported two segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which competition is currently limited for local telecommunications services. The competitive communications operations provided local, long distance, and other communication services to customers in markets outside of the Company's traditional telephone markets. The Company's reportable segments were strategic business units that offered similar telecommunications related products and services in different markets. They were managed separately because each segment required different marketing and operational strategies related to the provision of local and long distance communications services. The Company utilized certain information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. This information included net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation charges (EBITDA) and capital expenditures.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Selected information from discontinued operations for the three months ended March 31, 2001 follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                       2001
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Revenue.....................................................         $ 18,898
                                                                     ========
Operating loss..............................................         $(46,526)
                                                                     ========
Loss from discontinued operations...........................         $(52,545)
                                                                     ========
EBITDA......................................................         $(44,515)
                                                                     ========
Capital expenditures........................................         $ 28,788
                                                                     ========

    A reconciliation of EBITDA to loss from discontinued operations follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                       2001
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
EBITDA......................................................         $(44,515)
  Depreciation and amortization.............................           (2,361)
  Interest expense..........................................           (6,410)
  Stock-based compensation..................................              741
                                                                     --------
Loss from discontinued operations...........................         $(52,545)
                                                                     ========

    Net assets and liabilities of discontinued operations as of March 31, 2002 and December 31, 2001 follow:

                                                               MARCH 31,        DECEMBER 31,
                                                                 2002               2001
                                                              -----------       ------------
                                                              (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
Cash........................................................    $     --             9,442
Accounts receivable.........................................       6,550             8,612
Prepaid and other...........................................          97                43
Investments available-for-sale..............................       3,667             7,900
                                                                --------          --------
  Net current assets of discontinued operations.............      10,314            25,997
                                                                --------          --------
Bank overdrafts.............................................        (518)               --
Accounts payable............................................      (5,887)           (8,857)
Accrued liabilities.........................................     (13,436)          (22,308)
Accrued interest payable....................................        (982)             (471)
Restructuring accrual.......................................      (3,354)           (2,575)
Accrued property taxes......................................        (356)             (365)
Current portion of long-term debt...........................      (7,000)         (125,800)
                                                                --------          --------
  Net current liabilities of discontinued operations........     (31,533)         (160,376)
                                                                --------          --------
Long-term liabilities of discontinued operations............      (8,271)           (9,735)
                                                                --------          --------
  Net liabilities of discontinued operations................    $(29,490)         (144,114)
                                                                ========          ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    As of March 31, 2002, approximately $118.8 million of debt has been reclassified to long-term debt to reflect the amount of debt that has been subsequently refinanced through the issuance of the Company's Series A Preferred Stock and the long-term debt that will be serviced through continuing operations. At December 31, 2001, FairPoint Solutions' outstanding debt
($125.8 million) and the fair value of its interest rate swaps ($3.2 million) was classified in net current liabilities of discontinued operations.

    On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Based on the provisions of SFAS No. 144, the assets and liabilities related to the discontinued competitive communications operations are presented separately in the asset and liability sections, respectively, on the accompanying
March 31, 2002 consolidated balance sheet. The December 31, 2001 consolidated balance sheet has been reclassified for comparative purposes. There was no change to the measurement of the Company's provisions for discontinued operations as the Company initiated its plan of disposal prior to December 31, 2001.

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

    The restructuring charge included approximately $10.3 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of this plan. The restructuring charge also included approximately $2.9 million, net of salvage value, for the write down of property, plant, and equipment. These assets primarily included leasehold improvements, furniture, and office equipment. Estimated salvage values were based on estimates of proceeds upon sale of certain of the affected assets. There were also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

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

    The restructure charge in the first quarter of 2001 included approximately $12.2 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructuring charge also included approximately $17.9 million, net of salvage value, for the write down of property, plant, and equipment. There were

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) also approximately $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    At December 31, 2001, the remaining restructuring liabilities were limited to contractual obligations related to equipment and lease terminations. These liabilities were re-evaluated and the original obligation of approximately $22.5 million was increased by approximately $1.9 million. The original estimates associated with the other obligations were adjusted as reflected in the following table and the obligations were satisfied as of December 31, 2001.

    Selected information relating to the restructuring charge follows:

                                                             EQUIPMENT,      WRITE DOWN
                                              EMPLOYEE     OCCUPANCY, AND   OF PROPERTY,
                                             TERMINATION    OTHER LEASE      PLANT, AND
                                              BENEFITS      TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                             -----------   --------------   ------------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Restructure charge.........................    $ 3,271         10,252            2,854        108      16,485
Write down of assets to net realizable
  value....................................         --             --           (2,854)        --      (2,854)
Cash payments..............................       (243)           (45)              --         --        (288)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of December 31,
  2000.....................................      3,028         10,207               --        108      13,343
Restructure charge.........................      3,416         12,180           17,916         95      33,607
Write down of assets to net realizable
  value....................................         --             --          (16,696)        --     (16,696)
Adjustments from initial estimated
  charges..................................        (91)         1,916           (1,220)        59         664
Cash payments..............................     (6,353)       (11,993)              --       (262)    (18,608)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of December 31,
  2001.....................................         --         12,310               --         --      12,310
Cash payments..............................         --           (899)              --         --        (899)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of March 31,
  2002.....................................    $    --         11,411               --         --      11,411
                                               =======        =======          =======       ====     =======

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

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of March 31, 2002, the Company's continuing operations has seven interest rate swap agreements with a combined notional amount of $225.0 million with expiration dates ranging from May 2003 through May 2004.

    The change in the fair value of the interest rate swap agreements during the three months ended March 31, 2002 of approximately $2.2 million has been recorded in the statement of operations as a non-cash reduction to interest expense. For the comparable period ended March 31, 2001, the change in the fair value of the swap agreements of $4.8 million was recorded as a non-cash increase to interest expense. In addition, approximately $0.4 million in each period has been reclassified as interest expense

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(3) INTEREST RATE SWAP AGREEMENTS (CONTINUED) from the transition adjustment recorded in accumulated other comprehensive income during the three month periods ended March 31, 2002 and 2001.

(4) ACQUISITIONS

    On September 4, 2001, the Company acquired 100% of the common stock of Marianna and Scenery Hill Telephone Company. On September 28, 2001, the Company acquired certain assets of Illinois Consolidated Telephone Company. The aggregate purchase price for these acquisitions was approximately
$23.5 million. These telephone properties have historically realized stable operating results and positive cash flow margins. The acquisitions have been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $14.4 million and has been recognized as goodwill.

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions occurred on January 1, 2001. These results include certain adjustments, including increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the acquisitions had been in effect at the beginning of the period or which may be attained in the future.

                                                              PRO FORMA THREE MONTHS
                                                               ENDED MARCH 31, 2001
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
                                                                   (UNAUDITED)
Revenues....................................................         $ 58,178
Loss from continuing operations.............................           (6,207)
Net loss....................................................          (58,752)

(5) LONG-TERM DEBT

    On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring, (i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility, (ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 aggregate principal amount of new term loans.

    In the second quarter the Company will record a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the new FairPoint Solutions Amended and Restated Credit Agreement are guaranteed by certain of FairPoint Solutions' subsidiaries and are secured by substantially all of the assets of FairPoint Solutions and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the new FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions.

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business.

    Upon an event of default under the new FairPoint Solutions Amended and Restated Credit Agreement and the acceleration of the loans thereunder, at the option of the relevant lender, such loans may be converted into the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 (the "Preferred Stock Issuance Agreement") by and among the Company, the Administrative Agent and the lenders.

    The Series A Preferred Stock issued to the lenders in connection with the debt restructure, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(5) LONG-TERM DEBT (CONTINUED)
occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

(6) ISSUANCE OF STOCK OPTIONS

    In January 2002, the compensation committee of the Board of Directors of the Company approved the grant of options to purchase 250,000 shares of common stock of FairPoint. These options were granted under the MJD Communications, Inc. Stock Incentive Plan and are exercisable at an exercise price of $7.00 per share, which is the estimated fair market value of FairPoint's common stock.

    In March 2002, the compensation committee approved the grant of options to purchase 1,337,109 shares of common stock of FairPoint. These options were granted under the 2000 Employee Stock Option Plan ("The 2000 Option Plan") and are exercisable at an exercise price of $7.00 per share. The options have a term of ten years. During the quarter ended March 31, 2002, 4,604 options under the 2000 Option Plan were forfeited.

(7) AMORTIZATION OF INTANGIBLE ASSETS

    The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142), as of January 1, 2002. The Company ceased amortizing goodwill and equity method goodwill on January 1, 2002. The Company performed a transitional impairment test of goodwill. In performing that test, the Company first identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company determined that the carrying amount of a reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss.

    As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of approximately $454.3 million and equity method goodwill of approximately $10.3 million. Amortization expense related to goodwill and equity method goodwill was approximately $2.9 million and approximately $0.1 million, respectively, for the three months ended March 31, 2001.

    Following is the March 31, 2001 consolidated statement of operations, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2002             2001
                                                              --------         --------
                                                               (DOLLARS IN THOUSANDS)
Reported earning (loss) from continuing operations..........   5,501            (6,419)
Amortization of goodwill....................................      --             3,047
                                                               -----            ------
Adjusted earnings (loss) from continuing operations.........   5,501            (3,372)
                                                               =====            ======

    As of the date of adoption, the Company had $1.8 million in covenants not to compete that are intangible assets subject to amortization under SFAS 142. The Company recorded amortization of $0.3 million for the three months ending
March 31, 2002. The Company will continue to amortize the covenants over their remaining estimated useful lives and will record amortization of $0.7 million over the remainder of 2002, $0.7 million during 2003, and $0.1 million during 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries (collectively, the "Company" or "FairPoint"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

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

OVERVIEW

    We are a provider of telecommunications services to customers in rural communities. We offer an array of services that include local voice, long distance, data and Internet. We were incorporated in February 1991 for the purpose of acquiring and operating rural telephone companies in rural markets. Since our inception, we have acquired 29 such companies, which are located in 18 states.

    All of our rural telephone company subsidiaries qualify as rural local exchange carriers or "RLECs" under the Telecommunications Act of 1996. RLECs are generally characterized by stable operating results, and strong cash flow margins and primarily operate in a favorable regulatory environment. In particular, pursuant to existing state and federal regulations, we are able to charge rates which enable us to recover our operating and capital costs, plus a reasonable (as determined by the relevant regulatory authority) rate of return on our invested capital. In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition from competitive local exchange carriers, or "CLECs", is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas. We believe these attractive characteristics of the RLEC market, combined with our ability to draw on our existing corporate resources, create the opportunity to maintain and improve our operating results and cash flows.

    In early 1998, we launched our CLEC enterprise through our wholly owned subsidiary, FairPoint Solutions, in an effort to extend our service offering to markets adjacent to our RLECs. In November 2001, we announced our plan to discontinue our CLEC operations. For additional information about the Company's decision to discontinue its CLEC operations, see the "Notes to the Condensed Consolidated Financial Statements".

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

    The following summarizes our percentage of revenues from continuing operations from these sources:

                                                                    % OF REVENUE
                                                                     THREE MONTH
                                                                    PERIOD ENDED
                                                                      MARCH 31,
                                                              -------------------------
REVENUE SOURCE                                                  2002             2001
--------------                                                --------         --------
Local calling services......................................     30%              26%
Network access charges......................................     41%              49%
Long distance services......................................     10%               9%
Data and Internet services..................................     11%               7%
Other services..............................................      8%               9%

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

    - Depreciation and amortization includes depreciation of our communications network and equipment and, prior to January 1, 2002, amortization of goodwill related to our acquisitions.

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

STOCK-BASED COMPENSATION

    For the three months ended March 31, 2002, we recognized a non-cash compensation benefit of $0.2 million associated with the reduction in estimated fair market value of the Stockholder Appreciations Rights Agreements between certain members of our management and our principal stockholders.

DISCONTINUED OPERATIONS

    In November 2001, we decided to discontinue the CLEC operations of FairPoint Solutions. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in FairPoint Solutions' CLEC operations.

    Prior to our decision to discontinue FairPoint Solutions' CLEC operations, FairPoint Solutions entered into an agreement on October 19, 2001 to sell certain of its assets in the Northwest to ATG. On November 7, 2001, FairPoint Solutions entered into an agreement to sell certain of its assets in the Northeast to Choice One. Included in the terms of the Choice One sales agreement was an opportunity for FairPoint Solutions to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. FairPoint Solutions has been advised that it has earned 1,000,000 restricted shares of Choice One common stock under these provisions. These shares will be recognized as a gain within discontinued operations when received during the second quarter of 2002.

    In addition, FairPoint Solutions has notified its remaining customers in the Southwest, Southeast, and Mid-Atlantic competitive markets to find alternative carriers. The transition of customers to ATG, Choice One and alternative carriers was completed in April 2002. As a result of these transactions and the transition of all FairPoint Solutions customers to other service providers, FairPoint Solutions has completed the disposition of its CLEC operations.

    FairPoint Solutions will continue to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. We believe that FairPoint Solutions' ability to provide ongoing support to independent local exchange companies will provide a source of increasing (although not material) revenue and greater (although not material) profitability. The Company's long distance business is included as part of continuing operations in the accompanying financial statements.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED WITH THREE MONTH PERIOD ENDED
  MARCH 31, 2001

    REVENUES. Revenues from continuing operations increased $1.5 million to $58.4 million for the three months ended March 31, 2002 compared to $56.9 million for the three months ended March 31, 2001. Of this increase, $1.5 million was attributable to revenues from companies we acquired in 2001 and $1.5 million was attributable to revenues from our wholesale long distance company. Operating revenues of our earlier acquired RLEC telephone companies decreased $1.5 million. Local calling services accounted for $2.2 million of this increase, including an increase of $1.7 million primarily from an increase in the SLC (subscriber line charge) billed to local end users effective
January 1, 2002, as well as an increase of $0.5 million from the companies we acquired in 2001. Network access charges decreased $4.0 million, net of an increase of $0.8 million from companies we acquired in 2001. Network access charges of our earlier acquired RLEC telephone companies decreased
$4.8 million. Network access charge decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois. Long distance services revenues increased $1.1 million as revenues from new long distance wholesale customers increased $1.5 million offset by a decrease of $0.4 million from our RLEC business due to lower long distance minutes of use. Data and Internet services revenues increased $2.4 million, including an increase of $0.2 million from 2001 acquisitions and an increase of $2.2 million as a result of increased service offerings to our customers of our earlier acquired RLEC businesses. Other revenues decreased by $0.2 million as a result of reductions in billing and collections revenues and non-regulated telephone services revenues.

OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations increased $1.4 million to $17.0 million for the three months ended March 31, 2002 from $15.6 million for the three months ended March 31, 2001. Of this increase, $0.1 million was attributable to expenses of operation of our earlier acquired RLECs and $1.0 million was attributable to the cost of services re-sold in connection with the growth of our wholesale long distance company. The companies we acquired in 2001 accounted for $0.3 million of the increase.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations decreased $1.2 million to $9.5 million for the three months ended March 31, 2002 compared to $10.7 million for the three months ended March 31, 2001. Expenses of our earlier acquired RLEC companies decreased $1.5 million due to expense reduction efforts throughout the company. The decrease in expenses was offset by an increase of $0.2 million attributable to the growth of our wholesale long distance company and $0.1 million from the companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $2.0 million to $11.8 million for the three months ended March 31, 2002 from $13.8 million for the three months ended
March 31, 2001. The decrease of $3.0 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant, and equipment consisting of $0.7 million attributable to the increased investment in our communications network by our RLECs acquired prior to 2001 and $0.3 million related to the companies we acquired in 2001.

    STOCK-BASED COMPENSATION. For the three months ended March 31, 2002, stock-based compensation benefit of $0.2 million was related to the decrease in the estimated value of certain fully vested Stock Appreciation Right Agreements between certain members of our management and our principal stockholders. There were no non-cash compensation charges recognized for the three months ended March 31, 2001.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$3.5 million to $20.3 million for the three months ended March 31, 2002 from $16.8 million for the three months ended March 31, 2001. Of this increase, $2.3 million was attributable to our earlier acquired RLECS, $0.8 million was attributable to the companies we acquired in 2001 and $0.4 million was attributable to our wholesale long distance company.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations decreased $8.4 million to $14.6 million for the three months ended March 31, 2002 from $23.0 million for the three months ended March 31, 2001. The expense consists primarily of interest expense on long-term debt. Interest expense decreased $7.0 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001 and is attributable to the non-cash interest expense associated with SFAS No. 133. For the three month period ended March 31, 2002, interest expense was reduced by $2.2 million compared to a non-cash increase of $4.8 million for the three months ended March 31, 2001. Undistributed earnings from equity investments increased $1.0 million and gain on sale of stock increased $0.4 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $0.1 million to $0.2 million for the three months ended March 31, 2002 from $0.3 million for the three months ended March 31, 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Losses from discontinued operations for the three months ended March 31, 2001 were $52.5 million. There were no losses from discontinued operations for the three months ended March 31, 2002.

    NET EARNINGS (LOSS). Our net earnings were $5.5 million for the three months ended March 31, 2002, compared to a loss of $59.0 million for the three months ended March 31, 2001, as a result of the factors discussed above and mainly associated with the loss from discontinued operations.

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

    In November 2001, FairPoint Solutions announced its decision to discontinue its CLEC operations and announced the proposed sale of certain of its competitive communications assets. In December 2001, FairPoint Solutions completed these asset sales. In April 2002 FairPoint Solutions completed the process of transitioning customers to ATG, Choice One or alternative carriers. As a result of these transactions, FairPoint Solutions will complete the cessation of its competitive communications business operations in the first six months of 2002. FairPoint Solutions' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and expenses associated with the amendment and restatement of its credit facility. We expect FairPoint Solutions' cash flow requirements will be funded from available cash, the liquidation of its remaining assets, available cash flows from operations and from limited additional investments permitted under our Credit Facility and the indentures governing our senior subordinated notes. Our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. As of March 31, 2002, the Company could have invested up to $31.1 million in FairPoint Solutions in compliance with such agreements. We believe these sources will be adequate to fund the complete discontinuation of the competitive communications business.

    FairPoint Solutions will continue to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies, which allows these customers to operate their own long distance communications services. Historically, the wholesale long distance business enterprise has been profitable and self-funding.

    On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring, (i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility, (ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 aggregate principal amount of new term loans.

    In the second quarter the Company will record a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows:
(a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on
September 30, 2005; (c) $5,372,000 is due on September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the new FairPoint Solutions Amended and Restated Credit Agreement are guaranteed by certain of FairPoint Solutions' subsidiaries and are secured by substantially all of the assets of FairPoint Solutions and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the new FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions.

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business.

    Upon an event of default under the new FairPoint Solutions Amended and Restated Credit Agreement and the acceleration of the loans thereunder, at the option of the relevant lender, such loans may be converted into the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 (the "Preferred Stock Issuance Agreement") by and among the Company, the Administrative Agent and the lenders.

    The Series A Preferred Stock issued to the lenders in connection with the debt restructure, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $66.0 million principal amount outstanding as of March 31, 2002 that matures on June 30, 2006 and the other with the principal amount of approximately $131.4 million outstanding as of March 31, 2002 that matures on June 20, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of March 31, 2002, $60.0 million was outstanding on the revolving facility and $80.1 million was outstanding on the revolving acquisition facility. The Credit Facility requires that we comply with certain financial covenants. As of March 31, 2002, these financial covenants limited the commitment availability under the revolving and revolving acquisition facilities to $61.0 million.

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

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring,
(i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility,
(ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 aggregate principal amount of new term loans.

    In the second quarter the Company will record a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due
on September 30, 2005; (c) $5,372,000 is due on September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the new FairPoint Solutions Amended and Restated Credit Agreement are guaranteed by certain of FairPoint Solutions' subsidiaries and are secured by substantially all of the assets of FairPoint Solutions and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the new FairPoint Solutions Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in FairPoint Solutions. Further, our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. Under a tax sharing agreement, the Company is obligated to reimburse FairPoint Solutions for any tax benefits it receives from net operating losses generated by FairPoint Solutions.

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business.

    Upon an event of default under the new FairPoint Solutions Amended and Restated Credit Agreement and the acceleration of the loans thereunder, at the option of the relevant lender, such loans may be converted into the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 (the "Preferred Stock Issuance Agreement") by and among the Company, the Administrative Agent and the lenders.

    The Series A Preferred Stock issued to the lenders in connection with the debt restructure, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

CASH FLOWS

    Net cash provided by operating activities of continuing operations was $24.9 million and $15.3 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in investing activities from continuing operations was $1.2 million and $6.5 million for the three months ended
March 31, 2002 and 2001, respectively. These cash flows primarily reflect capital expenditures of $4.0 million and $7.7 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used by financing activities from continuing operations was $20.4 million for the three months ended March 31, 2002. These cash flows primarily represent net repayments of long term debt of $19.4 million. Net cash provided by financing activities from continuing operations was $54.0 million for the three months ended March 31, 2001. These cash flows primarily represent net borrowings of $56.2. A majority of the proceeds received from financing activities during the three months ended March 31, 2001 was used to provide cash used in the operation of the discontinued competitive communications business of $61.0 million.

NEW ACCOUNTING STANDARDS

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

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2002, we recorded our marketable available-for-sale equity securities at a fair value of $3.7 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.4 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 80% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $0.5 million for the three months ended March 31, 2002.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $(10.8) million at March 31, 2002. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003. FairPoint Solutions used two interest rate swap agreements with notional amounts of $25.0 million and $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions Amended and Restated Credit Agreement to fixed rates ranging from 9.09% to 10.59%. FairPoint Solutions was in default under these interest rate swap agreements as of April, 2002 and as part of the debt restructure such swaps were terminated and FairPoint Solutions issued approximately $3.0 million of term loans under the new FairPoint Solutions Amended and Restated Credit Agreement in exchange therefore.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       FAIRPOINT COMMUNICATION, INC.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
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

         2.3 Asset Purchase Agreement, dated October 19, 2001, by and among FairPoint Solutions and Advanced TelCom, Inc.(10)

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

         3.1            Seventh Amended and Restated Certificate of Incorporation of
                        the Company.*

         3.2            By-Laws of the Company.(4)

         3.3 Certificate of Designation of Series A Preferred Stock of the Company.*

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

         4.3            Form of Initial Fixed Rate Security.(3)

         4.4            Form of Initial Floating Rate Security.(3)

         4.5            Form of Exchange Fixed Rate Security.(3)

         4.6            Form of Exchange Floating Rate Security.(3)

         4.7            Form of 144A Senior Subordinated Note due 2010.(4)

         4.8            Form of Regulation S Senior Subordinated Note due 2010.(4)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         4.9            Registration Rights Agreement dated as of May 19, 2000
                        between FairPoint and the Initial Purchasers named
                        therein.(4)

         4.10           Form of Series A Preferred Stock Certificate of the
                        Company.*

        10.1            Credit Agreement dated as of March 30, 1998 among FairPoint, various lending institutions, NationsBank of Texas, N.A. and
                        Bankers Trust Company.(3)

        10.2            First Amendment to Credit Agreement dated as of April 30,
                        1998 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(3)

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

        10.8            Amended and Restated Credit Agreement dated as of May 10,
                        2002 among FairPoint Solutions, various lending institutions, Bank of America, N.A., Deutsche Bank Trust
                        Company America and Wachovia Bank, National Bank.*

        10.9            Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of May 10, 2002 among
                        FairPoint and Wachovia Bank, National Association, and various lending institutions.*

        10.10           Amendment to Security Documents dated as of May 10, 2002 by and among FairPoint Solutions, each of the Assignors party to the Security Agreement, each of the Pledgors party to the
                        Pledge Agreement and Wachovia Bank, National Association.*

        10.11           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp.--New York, FairPoint Communications Solutions
                        Corp.--Virginia and FairPoint Solutions Capital, LLC.(5)

        10.12           Amended and Restated Pledge Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, the Guarantors, the Pledgors and First Union National Bank.(5)

        10.13           Amended and Restated Tax Sharing Agreement dated November 9,
                        2000 by and among FairPoint and its Subsidiaries.(5)

        10.14           Amended and Restated Security Agreement dated as of
                        November 9, 2000 by and among FairPoint Solutions and First
                        Union National Bank.(5)

        10.15           Form of FairPoint Communications Solutions Corp. Tranche A
                        Term Note.*

        10.16           Form of FairPoint Communications Solutions Corp. Tranche B
                        Term Note.*

        10.17           Form of B Term Note.(3)

        10.18           Form of C Term Note Floating Rate.(3)

        10.19           Form of C Term Note Fixed Rate.(3)

        10.20           Form of RF Note.(3)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.21           Form of AF Note.(3)

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

        10.35           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

        10.36           FairPoint 1995 Stock Option Plan.(4)

        10.37           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

        10.38           FairPoint 2000 Employee Stock Option Plan.(4)

        10.39 Employment Agreement dated as of January 1, 2002 by and between FairPoint and Eugene B. Johnson.(10)

        10.40 Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(10)

        21              Subsidiaries of the Company.(10)

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

(10) Incorporated by reference to the annual report of the Company for the year ended 2001, filed on Form 10-K.

    (b) Reports on Form 8-K

    The Company did not file any current reports on Form 8-K during the quarter ended March 31, 2002