Form 10-Q
period 2002-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2002-08-13
CIK 1062613

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 10, 2002, the registrant had outstanding 45,850,002 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.

              QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2002

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements........................................      3

           Condensed Consolidated Balance Sheets as of June 30, 2002
             and December 31, 2001.....................................      3

           Condensed Consolidated Statements of Operations for the
             three months and six months ended June 30, 2002 and
             2001......................................................      4

           Condensed Consolidated Statements of Comprehensive Income
             (Losses) for the three months and six months ended June
             30, 2002 and 2001.........................................      5

           Condensed Consolidated Statements of Cash Flows for the six
             months ended
             June 30, 2002 and 2001....................................      6

           Notes to Condensed Consolidated Financial Statements........      7

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16

Item 3A.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     27

           Signatures..................................................     28

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........     29

Item 5.    Other Information...........................................     29

Item 6.    Exhibits and Reports on Form 8-K............................     29

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                                (DOLLARS IN THOUSANDS)
                                         ASSETS
Current assets:
  Cash......................................................   $   4,783         3,063
  Accounts receivable.......................................      24,882        30,949
  Other.....................................................       8,223         7,098
  Net assets of discontinued operations.....................       2,169        25,997
                                                               ---------      --------
Total current assets........................................      40,057        67,107
                                                               ---------      --------
Property, plant, and equipment, net.........................     270,414       283,280
                                                               ---------      --------
Other assets:
  Investments...............................................      47,615        48,941
  Goodwill, net of accumulated amortization.................     454,306       454,306
  Deferred charges and other assets.........................      19,187        21,381
                                                               ---------      --------
Total other assets..........................................     521,108       524,628
                                                               ---------      --------
Total assets................................................   $ 831,579       875,015
                                                               =========      ========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................   $  15,450        18,089
  Current portion of long-term debt and other long-term
  liabilities...............................................       6,895         6,759
  Demand notes payable......................................         436           464
  Accrued interest payable..................................      12,002        10,882
  Other accrued liabilities.................................      14,562        13,971
  Net liabilities of discontinued operations................       7,579       160,376
                                                               ---------      --------
Total current liabilities...................................      56,924       210,541
                                                               ---------      --------
Long-term liabilities:
  Long-term debt, net of current portion....................     798,204       776,279
  Net liabilities of discontinued operations................       7,587         9,735
  Deferred credits and other long-term liabilities..........      20,222        23,817
                                                               ---------      --------
Total long-term liabilities.................................     826,013       809,831
                                                               ---------      --------
Minority interest...........................................          16            17
                                                               ---------      --------
Common stock subject to put options.........................       3,136         4,136
                                                               ---------      --------
Redeemable preferred stock..................................      80,916            --
                                                               ---------      --------
Stockholders' deficit:
  Common stock..............................................         499           499
  Additional paid-in capital................................     215,212       217,936
  Accumulated other comprehensive loss......................      (2,023)       (2,247)
  Accumulated deficit.......................................    (349,114)     (365,698)
                                                               ---------      --------
Total stockholders' deficit.................................    (135,426)     (149,510)
                                                               ---------      --------
Total liabilities and stockholders' deficit.................   $ 831,579       875,015
                                                               =========      ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
                                                                   (DOLLARS IN THOUSANDS)
Revenues................................................  $ 56,780    57,807    115,205    114,747
                                                          --------   -------    -------    -------
Operating expenses:
  Network operating costs (excludes depreciation and
    amortization of $9,832 and $9,284 for the three
    months ended June 30, 2002 and 2001, respectively,
    and $19,865 and $18,468 for the six months ended
    June 30, 2002 and 2001, respectively)...............    15,390    16,549     32,413     32,132
  Selling, general and administrative (excludes
    depreciation and amortization of $1,735 and $4,782
    for the three months ended June 30, 2002 and 2001,
    respectively, and $3,486 and $9,437 for the six
    months ended June 30, 2002 and 2001,
    respectively).......................................    12,424    12,583     21,727     23,246
  Depreciation and amortization.........................    11,567    14,066     23,351     27,905
                                                          --------   -------    -------    -------
Total operating expenses................................    39,381    43,198     77,491     83,283
                                                          --------   -------    -------    -------
Income from operations..................................    17,399    14,609     37,714     31,464
                                                          --------   -------    -------    -------
Other income (expense):
  Net gain (loss) on investments........................    (5,671)       35     (5,316)        35
  Interest and dividend income..........................       478       692      1,091      1,265
  Interest expense......................................   (20,972)  (19,430)   (38,508)   (43,882)
  Other, net............................................     1,686     1,183      3,651      2,108
                                                          --------   -------    -------    -------
Total other expense.....................................   (24,479)  (17,520)   (39,082)   (40,474)
                                                          --------   -------    -------    -------
Loss from continuing operations before income taxes.....    (7,080)   (2,911)    (1,368)    (9,010)
Income tax expense......................................      (144)     (302)      (355)      (621)
Minority interest in income of subsidiaries.............        (1)       (1)        (1)        (2)
                                                          --------   -------    -------    -------
Loss from continuing operations.........................    (7,225)   (3,214)    (1,724)    (9,633)
                                                          --------   -------    -------    -------
Discontinued operations:
  Income (loss) from discontinued competitive
    communications operations...........................    18,308   (20,635)    18,308    (73,180)
                                                          --------   -------    -------    -------
Net earnings (loss).....................................  $ 11,083   (23,849)    16,584    (82,813)
                                                          ========   =======    =======    =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                            JUNE 30,                                    JUNE 30,
                                            -----------------------------------------   -----------------------------------------
                                                   2002                  2001                  2002                  2001
                                            -------------------   -------------------   -------------------   -------------------
                                                                           (DOLLARS IN THOUSANDS)
Net earnings (loss).......................             $11,083               (23,849)               16,584               (82,813)
Other comprehensive income (loss):
Available-for-sale securities:
  Unrealized holding gain (loss) arising
    during period.........................  $(1,422)                279                  (5,809)                  226
  Less reclassification for gain included
    in net earnings.......................       --                  --                    (315)                   --
  Reclassification for other than
    temporary loss included in net
    earnings..............................    5,621      4,199       --          279      5,621       (503)        --        226
                                            -------                 ---                  ------                ------
Cash flow hedges:
  Cumulative effect of a change in
    accounting principle..................       --                  --                      --                (4,664)
  Reclassification adjustment.............      355        355      348          348        727        727        728     (3,936)
                                            -------    -------      ---      -------     ------     ------     ------    -------
Other comprehensive income (loss).........               4,554                   627                   224                (3,710)
                                                       -------               -------                ------               -------
Comprehensive income (loss)...............             $15,637               (23,222)               16,808               (86,523)
                                                       =======               =======                ======               =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................   $ 16,584      (82,813)
                                                               --------     --------
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities of continuing operations:
    (Income) loss from discontinued operations..............    (18,308)      73,180
    Amortization of debt issue costs........................      1,641        2,236
    Depreciation and amortization...........................     23,351       27,905
    Other non cash items....................................     (1,206)       1,087
    Changes in assets and liabilities arising from
      operations:
      Accounts receivable and other current assets..........      7,490       (2,876)
      Accounts payable and accrued expenses.................       (930)      (7,767)
                                                               --------     --------
        Total adjustments...................................     12,038       93,765
                                                               --------     --------
          Net cash provided by operating activities of
            continuing operations...........................     28,622       10,952
                                                               --------     --------
Cash flows from investing activities of continuing
  operations:
  Net capital additions.....................................     (9,913)     (17,980)
  Other, net................................................      4,767        1,043
                                                               --------     --------
    Net cash used in investing activities of continuing
      operations............................................     (5,146)     (16,937)
                                                               --------     --------
Cash flows from financing activities of continuing
  operations:
  Loan origination costs....................................        (42)      (2,321)
  Proceeds from issuance of long-term debt..................     58,455      221,175
  Repayments of long-term debt..............................    (69,042)    (139,131)
  Other, net................................................     (1,002)       1,356
                                                               --------     --------
    Net cash (used in) provided by financing activities of
      continuing operations.................................    (11,631)      81,079
                                                               --------     --------
    Net cash contributed from continuing operations to
      discontinued operations...............................    (10,125)     (74,641)
                                                               --------     --------
    Net increase in cash....................................      1,720          453
Cash, beginning of period...................................      3,063        4,130
                                                               --------     --------
Cash, end of period.........................................   $  4,783        4,583
                                                               ========     ========
Supplemental disclosures of noncash financing activities:
  Redeemable preferred stock issued in connection with
    long-term debt settlement...............................   $ 93,861           --
                                                               ========     ========
  Redeemable preferred stock dividends......................   $  2,286           --
                                                               ========     ========
  Accretion of redeemable preferred stock...................   $    241           --
                                                               ========     ========
  Long-term debt issued in connection with FairPoint
    Solutions' interest rate swap settlement................   $  3,003           --
                                                               ========     ========
  Long-term debt issued in connection with FairPoint
    Solutions' Tranche B interest payment...................   $     90           --
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

    On November 7, 2001, FairPoint Solutions entered into an agreement with Choice One Communications Inc. ("Choice One") and certain affiliates of Choice One to sell certain assets of its competitive communications operations relating to its business and operations in the northeast United States. The sale of these assets was completed on December 19, 2001. Included in the terms of the Choice One sales agreement was an opportunity for FairPoint Solutions to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. FairPoint Solutions earned an additional 1,000,000 restricted shares of Choice One common stock under these provisions, bringing the total shares received to 3,500,000. The 1,000,000 additional shares earned have been recognized as a gain of approximately $0.8 million within discontinued operations during the second quarter of 2002. The transition of customers to Choice One was completed in April 2002.

    In connection with the sale of assets to Choice One, on November 7, 2001, the Company announced the cessation of the competitive communications business of FairPoint Solutions and notified its remaining customers in the Southwest, Southeast and mid-Atlantic competitive markets to find alternative carriers. The transition of customers to alternative carriers was completed in April 2002.

    As a result of the adoption of the plan to discontinue the operations of the competitive communications operations, these operating results are presented as discontinued operations. The financial results of the competitive operations are presented in the condensed consolidated statements of operations as income (losses) from discontinued competitive communications operations.

    On November 28, 2001, FairPoint Solutions completed an amendment to the FairPoint Solutions Credit Facility, pursuant to which FairPoint Solutions' lenders waived certain restrictions with respect to the sale by FairPoint Solutions of certain of its northwest assets to ATG. On December 19, 2001,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
FairPoint Solutions completed another amendment to this credit facility which provided for such lenders' consent to the sale of certain of FairPoint Solutions' northeast assets to Choice One and for the lenders' forbearance, until March 31, 2002, from exercising their remedies under the FairPoint Solutions Credit Facility for certain enumerated potential covenant breaches and potential events of default thereunder.

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

    In the second quarter, the Company recorded a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by its long distance business.

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

    The Series A Preferred Stock issued to the lenders in connection with the debt restructuring, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

    Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company had previously reported two segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which competition is currently limited for local telecommunications services. The competitive communications operations provided local, long distance, and other communication services to customers in markets outside of the Company's traditional telephone markets. The Company's reportable segments were strategic business units that offered similar telecommunications related products and services in different markets. They were managed separately because each segment required different marketing and operational strategies related to the provision of local and long distance communications services. The Company utilized certain information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. This information included net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation charges (EBITDA) and capital expenditures.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Selected information from discontinued operations for the three months and six months ended June 30, 2001 follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
Revenue.....................................................  $    --     17,706         --     36,604
                                                              =======    =======     ======    =======
Operating loss..............................................  $    --    (17,894)        --    (64,510)
                                                              =======    =======     ======    =======
Income (loss) from discontinued operations..................  $18,308    (20,635)    18,308    (73,180)
                                                              =======    =======     ======    =======
EBITDA......................................................  $18,308    (12,629)    18,308    (57,144)
                                                              =======    =======     ======    =======
Capital expenditures........................................  $    --         --         --     28,768
                                                              =======    =======     ======    =======

    A reconciliation of EBITDA to income (loss) from discontinued operations follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
                                                                       (DOLLARS IN THOUSANDS)
EBITDA......................................................  $18,308    (12,629)    18,308    (57,144)
  Depreciation and amortization.............................       --     (4,367)        --     (6,728)
  Interest expense..........................................       --     (3,038)        --     (9,448)
  Stock-based compensation..................................       --       (601)        --        140
                                                              -------    -------     ------    -------
Income (loss) from discontinued operations..................  $18,308    (20,635)    18,308    (73,180)
                                                              =======    =======     ======    =======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Net asset and liabilities of discontinued operations as of June 30, 2002 and December 31, 2001 follow:

                                                               JUNE 30,         DECEMBER 31,
                                                                 2002               2001
                                                              -----------       ------------
                                                              (UNAUDITED)
                                                                  (DOLLARS IN THOUSANDS)
Cash........................................................    $     11             9,442
Accounts receivable.........................................       2,157             8,612
Prepaid and other...........................................           1                43
Investments available-for-sale..............................          --             7,900
                                                                --------          --------
  Net current assets of discontinued operations.............       2,169            25,997
                                                                --------          --------
Accounts payable............................................        (466)           (8,857)
Accrued liabilities.........................................      (3,345)          (22,308)
Accrued interest payable....................................          --              (471)
Restructuring accrual.......................................      (3,423)           (2,575)
Accrued property taxes......................................        (345)             (365)
Current portion of long-term debt...........................          --          (125,800)
                                                                --------          --------
  Net current liabilities of discontinued operations........      (7,579)         (160,376)
                                                                --------          --------
Long-term liabilities of discontinued operations............      (7,587)           (9,735)
                                                                --------          --------
  Net liabilities of discontinued operations................    $(12,997)         (144,114)
                                                                ========          ========

    At December 31, 2001, FairPoint Solutions' outstanding debt
($125.8 million) and the fair value of its interest rate swaps ($3.2 million) was classified in net current liabilities of discontinued operations. In connection with the FairPoint Solutions' debt restructuring, as of June 30, 2002, the converted loans of approximately $27.9 million has been classified as long-term debt as these loans will be serviced through continuing operations. Investments in marketable securities (consisting of Choice One stock) were reclassified from discontinued operations to other current assets as these investments upon liquidation will fund the debt service requirements of FairPoint Solutions' debt.

    On January 1, 2002, the Company adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Based on the provisions of SFAS No. 144, the assets and liabilities related to the discontinued competitive communications operations are presented separately in the asset and liability sections, respectively, on the accompanying June 30, 2002 consolidated balance sheet. The December 31, 2001 consolidated balance sheet has been reclassified for comparative purposes. There was no change to the measurement of the Company's provisions for discontinued operations as the Company initiated its plan of disposal prior to December 31, 2001.

    In December 2000, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in the Company recording an initial charge of approximately $16.5 million.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Of the initial restructuring charge, approximately $3.3 million related to employee termination benefits and other employee termination related costs. The Company terminated approximately 360 positions in December 2000. These reductions resulted from organizational changes within the operations and sales offices of FairPoint Solutions, including closing facilities in several states. The operation centers in Birmingham, Alabama and Dallas, Texas were closed and consolidated to FairPoint Solutions' central operating facility in Albany, New York. FairPoint Solutions also closed 15 of 41 district sales offices, including all those in the southeast and southwest regions of the United States.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Selected information relating to the restructuring charge follows:

                                                             EQUIPMENT,      WRITE DOWN
                                              EMPLOYEE     OCCUPANCY, AND   OF PROPERTY,
                                             TERMINATION    OTHER LEASE      PLANT, AND
                                              BENEFITS      TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                             -----------   --------------   ------------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Restructure charge.........................    $ 3,271         10,252            2,854        108      16,485
Write down of assets to net realizable
  value....................................         --             --           (2,854)        --      (2,854)
Cash payments..............................       (243)           (45)              --         --        (288)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of December 31,
  2000.....................................      3,028         10,207               --        108      13,343
Restructure charge.........................      3,416         12,180           17,916         95      33,607
Write down of assets to net realizable
  value....................................         --             --          (16,696)        --     (16,696)
Adjustments from initial estimated
  charges..................................        (91)         1,916           (1,220)        59         664
Cash payments..............................     (6,353)       (11,993)              --       (262)    (18,608)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of December 31,
  2001.....................................         --         12,310               --         --      12,310
Cash payments..............................         --         (1,615)              --         --      (1,615)
                                               -------        -------          -------       ----     -------
Restructuring accrual as of June 30,
  2002.....................................    $    --         10,695               --         --      10,695
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

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of June 30, 2002, the Company has seven interest rate swap agreements with a combined notional amount of $225.0 million with expiration dates ranging from May 2003 through May 2004.

    The change in the fair value of the interest rate swap agreements has been recorded in the statement of operations as either a non-cash increase or reduction to interest expense. Interest expense increased by approximately
$0.6 million for the three months ended June 30, 2002 and approximately
$1.7 million was recorded as a reduction to interest expense for the six months ended June 30, 2002. A reduction to interest expense of approximately
$1.8 million was recorded for the three months ended June 30, 2001 and approximately $3.0 million was recorded as an increase to interest expense for the six months ended June 30, 2001. In addition, approximately $0.4 million and $0.7 million has been reclassified as interest expense from the transition adjustment recorded in accumulated other comprehensive income during the three month and six month periods ended June 30, 2002 and 2001.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

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

                                                PRO FORMA THREE MONTHS   PRO FORMA SIX MONTHS
                                                 ENDED JUNE 30, 2001     ENDED JUNE 30, 2001
                                                ----------------------   --------------------
                                                           (DOLLARS IN THOUSANDS)
                                                                 (UNAUDITED)
Revenues......................................          $59,043                 117,221
Loss from continuing operations...............           (3,002)                 (9,209)
Net loss......................................          (23,637)                (82,389)

(5) ISSUANCE OF STOCK OPTIONS

    In January 2002, the compensation committee of the Board of Directors of the Company approved the grant of options to purchase 250,000 shares of common stock of FairPoint. These options were granted under the MJD Communications, Inc. Stock Incentive Plan and are exercisable at an exercise price of $7.00 per share, which was the estimated fair market value of FairPoint's common stock on the date of the grant.

    In March 2002, the compensation committee approved the grant of options to purchase 1,337,109 shares of common stock of FairPoint. These options were granted under the 2000 Employee Stock Option Plan and are exercisable at an exercise price of $7.00 per share. The options have a term of ten years.

(6) AMORTIZATION OF INTANGIBLE ASSETS

    The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142), as of January 1, 2002. The Company ceased amortizing goodwill and equity method goodwill on January 1, 2002. The Company performed a transitional impairment test of goodwill. In performing that test, the Company first identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                  (UNAUDITED)

(6) AMORTIZATION OF INTANGIBLE ASSETS (CONTINUED) units as of the date of adoption. The Company determined that the carrying amount of a reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss.

    As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of approximately $454.3 million and equity method goodwill of approximately $10.3 million. Amortization expense related to goodwill and equity method goodwill was approximately $3.0 million and approximately $0.1 million, respectively, for the three months ended June 30, 2001. Amortization expense related to goodwill and equity method goodwill was approximately $5.9 million and approximately $0.2 million, respectively, for the six months ended June 30, 2001.

    Following is the June 30, 2001 consolidated statement of operations, adjusted as if SFAS No. 142 had been effective as of January 1, 2001:

                                                         THREE MONTHS           SIX MONTHS
                                                             ENDED                 ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Reported loss from continuing operations............  $(7,225)    (3,214)    (1,724)    (9,633)
Amortization of goodwill............................       --      3,047         --      6,094
                                                      -------     ------     ------     ------
Adjusted loss from continuing operations............  $(7,225)      (167)    (1,724)    (3,539)
                                                      =======     ======     ======     ======

    As of the date of adoption, the Company had $1.8 million in covenants not to compete that are intangible assets subject to amortization under SFAS 142. The Company recorded amortization of $0.3 million and $0.6 million for the three months and six months ending June 30, 2002. The Company will continue to amortize the covenants over their remaining estimated useful lives and expects to record amortization of $0.4 million over the remainder of 2002, $0.7 million during 2003, and $0.1 million during 2004.

(7) INVESTMENTS

    The Company continually evaluates its investment holdings for evidence of impairment. During the three month period ended June 30, 2002, the Company determined that the decline in market value of its Choice One common stock was "other than temporary". As such, the Company recorded a non-cash charge of $5.6 million during the three month period ended June 30, 2002. This charge is classified with the net gain (loss) on investments in the condensed consolidated statements of operations.

(8) LONG-TERM DEBT

    The Company amended its Credit Facility in July 2002 to provide for a letter of credit sub-facility. The amendment will provide the ability to request letters of credit to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the Credit Facility.

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

    - Other services. We receive revenues from other services, including billing and collection and directory services.

    The following summarizes our percentage of revenues from continuing operations from these sources:

                                                                            % OF REVENUE
                                                                     THREE                  SIX
                                                                     MONTH                 MONTH
                                                                    PERIOD                PERIOD
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
REVENUE SOURCE                                                  2002       2001       2002       2001
--------------                                                --------   --------   --------   --------
Local calling services......................................     31%        27%        30%        26%
Network access charges......................................     43%        48%        42%        49%
Long distance services......................................      7%         9%         9%         9%
Data and Internet services..................................     11%         8%        11%         7%
Other services..............................................      8%         8%         8%         9%

OPERATING EXPENSES

    Our operating expenses are categorized as network operating costs; selling, general and administrative expenses; and depreciation and amortization.

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

    Prior to our decision to discontinue FairPoint Solutions' CLEC operations, FairPoint Solutions entered into an agreement on October 19, 2001 to sell certain of its assets in the Northwest to ATG. On November 7, 2001, FairPoint Solutions entered into an agreement to sell certain of its assets in the Northeast to Choice One. Included in the terms of the Choice One sales agreement was an opportunity for FairPoint Solutions to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. FairPoint Solutions earned 1,000,000 restricted shares of Choice One common stock under these provisions. These shares were recognized as a gain of approximately $0.8 million within discontinued operations during the second quarter of 2002.

    In addition, FairPoint Solutions notified its remaining customers in the Southwest, Southeast, and Mid-Atlantic competitive markets to find alternative carriers. The transition of customers to ATG, Choice One and alternative carriers was completed in April 2002. As a result of these transactions and the transition of all FairPoint Solutions customers to other service providers, FairPoint Solutions has completed the disposition of its CLEC operations.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH THREE MONTH PERIOD ENDED
  JUNE 30, 2001

    REVENUES. Revenues from continuing operations decreased $1.0 million to $56.8 million for the three months ended June 30, 2002 compared to $57.8 million for the three months ended June 30, 2001. Operating revenues of our earlier acquired RLEC telephone companies decreased $1.4 million; in addition, we experienced a $1.1 million decrease in revenues from our wholesale long distance company. Offsetting the decreases was an increase of $1.5 million attributable to revenues from RLEC telephone companies we acquired in 2001. Local calling services increased $2.4 million, including an increase of $1.9 million primarily from an increase in the subscriber line charge ("SLC") billed to local end users, as well as an increase of $0.5 million from the companies we acquired in 2001. The SLC increase was implemented as part of the Multi Association Group Plan ("Mag plan") that took effect on January 1, 2002 and shifts revenue to local calling services and away from network access. Network access revenues decreased $3.6 million, net of an increase of $0.8 million from companies we acquired in 2001. Network access revenues of our earlier acquired RLEC telephone companies decreased $4.4 million. Network access revenue decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois as well as the overall impact of the Mag plan. Long distance services revenues decreased $1.4 million as revenues from our wholesale long distance company decreased $1.1 million due to a loss of customers as a result from increased rates attributable to the Global Crossing bankruptcy. Long distance revenues decreased $0.3 million from our RLEC business due to lower long distance minutes of use. Data and Internet services revenues increased $2.0 million, including an increase of $0.1 million from 2001 acquisitions and an increase of $1.9 million as a result of increased service offerings to our customers of our earlier acquired RLEC telephone company businesses. Other revenues decreased by $0.4 million as a result of reductions in billing and collections revenues and non-regulated telephone services revenues.

OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations decreased $1.1 million to $15.4 million for the three months ended June 30, 2002 from $16.5 million for the three months ended June 30, 2001. Of this decrease, $0.3 million was attributable to expenses of operation of our earlier acquired RLEC telephone companies and $1.1 million was attributable to our wholesale long distance company. The decrease was offset by a $0.3 million increase attributable to the RLEC telephone companies we acquired in 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations decreased $0.2 million to $12.4 million for the three months ended June 30, 2002 compared to $12.6 million for the three months ended June 30, 2001. In light of WorldCom, Inc.'s deteriorating financial condition, $1.9 million of bad debt expense was recorded for the three months ended June 30, 2002. Subsequent to June 30, 2002, WorldCom, Inc. declared bankruptcy on July 21, 2002. Due to expense reduction efforts throughout the company, expenses of our earlier acquired RLEC telephone companies decreased $2.3 million. The decrease in expenses was offset by an increase of $0.1 million attributable to our wholesale long distance company and $0.1 million from the companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $2.5 million to $11.6 million for the three months ended June 30, 2002 from $14.1 million for the three months ended
June 30, 2001. The decrease of $3.0 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant, and equipment consisting of $0.3 million attributable to the increased investment in our communications network by our RLECs acquired prior to 2001 and $0.2 million related to the companies we acquired in 2001.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$2.8 million to $17.4 million for the three months ended June 30, 2002 from $14.6 million for the three months ended June 30, 2001. Of this increase, $2.2 million was attributable to our earlier acquired RLEC telephone companies and $0.8 million was attributable to the RLEC telephone companies we acquired in 2001. Income from operations of our wholesale long distance company decreased $0.2 million.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations increased $7.0 million to $24.5 million for the three months ended June 30, 2002 from $17.5 million for the three months ended June 30, 2001. The net change is mainly attributable to the write-down of approximately $5.6 million in the value of our shares of Choice One stock. It was determined that the decline in market value was "other than temporary" and a non-cash charge was recorded during the three months ended June 30, 2002. Interest expense increased $1.6 million to $21.0 million for the three months ended June 30, 2002, from $19.4 million for the three months ended June 30, 2001 and the change is mainly attributable to the non-cash interest expense associated with SFAS No. 133. Due to the change in fair value of our interest rate swaps, for the three month period ended
June 30, 2002, interest expense increased by $0.6 million compared to a non-cash decrease of $1.8 million for the three months ended June 30, 2001. Undistributed earnings from equity investments increased $0.5 million to $1.7 million for the three months ended June 30, 2002, from $1.2 million for the three months ended June 30, 2001.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $0.2 million to $0.1 million for the three months ended June 30, 2002 from $0.3 million for the three months ended June 30, 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Income from discontinued operations for the three months ended June 30, 2002 was $18.3 million. $17.5 million was attributable to the gain recorded for the extinguishment of debt and settlement of interest rate swap agreements and $0.8 million was attributable to the gain recorded upon receipt of additional shares of Choice One stock as discussed in note 2 to the financial statements. Losses from discontinued operations for the three months ended June 30, 2001 were $20.6 million.

    NET EARNINGS (LOSS). Our net earnings were $11.1 million for the three months ended June 30, 2002, compared to a loss of $23.8 million for the three months ended June 30, 2001, as a result of the factors discussed above.

SIX MONTH PERIOD ENDED JUNE 30, 2002 COMPARED WITH SIX MONTH PERIOD ENDED
  JUNE 30, 2001

    REVENUES. Revenues from continuing operations increased $0.5 million to $115.2 million for the six months ended June 30, 2002 from $114.7 million for the six months ended June 30, 2001. Of this increase, $3.0 million was attributable to revenues from RLEC telephone companies we acquired in 2001 and $0.4 million was attributable to revenues from our wholesale long distance company. Operating revenues of our earlier acquired RLEC telephone companies decreased $2.9 million. Local calling services increased by $4.6 million, including an increase of $3.6 million primarily from an increase in the subscriber line charge ("SLC") billed to local end users, as well as an increase of $1.0 million from the RLEC telephone companies we acquired in 2001. The SLC increase was implemented as part of the Multi Association Group Plan ("Mag plan") that took effect on January 1, 2002 and shifts revenue to local calling services and away from network access. Network access revenues decreased $7.6 million, net of an increase of $1.6 million from RLEC telephone companies we acquired in 2001. Network access revenues of our earlier acquired RLEC telephone companies decreased $9.2 million. Network access revenue decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois as well as the overall impact of the Mag plan. Long distance services revenues decreased $0.3 million as revenues from new long distance wholesale customers increased $0.4 million offset by a decrease of $0.7 million from our RLEC business due to lower long distance minutes of use. Data and Internet services revenues increased $4.4 million, including an increase of $0.3 million from 2001 acquisitions and an increase of $4.1 million as a result of increased service offerings to our customers of our earlier acquired RLEC telephone company businesses. Other revenues decreased by $0.6 million as a result of reductions in billing and collections revenues and non-regulated telephone services revenues.

OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations increased $0.3 million to $32.4 million for the six months ended June 30, 2002 from $32.1 million for the six months ended June 30, 2001. The RLEC telephone companies we acquired in 2001 accounted for $0.6 million of the increase. The increase in expenses was offset by a decrease of $0.2 million attributable to our earlier acquired RLEC telephone companies and $0.1 million attributable to our wholesale long distance company.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations decreased $1.5 million to $21.7 million for the six months ended June 30, 2002 compared to $23.2 million for the six months ended June 30, 2001. In light of WorldCom, Inc.'s deteriorating financial condition, $1.9 million of bad debt expense was recorded for the six months ended June 30, 2002. Subsequent to June 30, 2002,
WorldCom, Inc. declared bankruptcy on July 21, 2002. Due to expense reduction efforts throughout the company, expenses of our earlier acquired RLEC telephone companies decreased $3.9 million. The decrease in expenses was offset by an increase of $0.3 million attributable to the growth of our wholesale long distance company and $0.2 million from the RLEC telephone companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $4.6 million to $23.3 million for the six months ended June 30, 2002 from $27.9 million for the six months ended June 30, 2001. The decrease of $6.1 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant, and equipment consisting of $1.0 million attributable to the increased investment in our communications network by our RLEC telephone companies we acquired prior to 2001 and $0.5 million related to the companies we acquired in 2001.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$6.3 million to $37.7 million for the six months ended June 30, 2002 from $31.4 million for the six months ended June 30, 2001. Of this increase, $4.5 million was attributable to our earlier acquired RLEC telephone companies, $1.6 million was attributable to the RLEC telephone companies we acquired in 2001 and $0.2 million was attributable to our wholesale long distance company.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations decreased $1.4 million to $39.1 million for the six months ended June 30, 2002 from $40.5 million for the six months ended June 30, 2001. The expense consists primarily of interest expense on long-term debt. Interest expense decreased
$5.4 million to $38.5 million for the six months ended June 30, 2002, from $43.9 million for the six months ended June 30, 2001 and is mainly attributable to the non-cash interest expense associated with SFAS No. 133. Due to the change in fair value of our interest rate swaps, for the six month period ended June 30, 2002, interest expense was reduced by $1.7 million compared to a non-cash increase of $3.0 million for the six months ended June 30, 2001. Undistributed earnings from equity investments increased $1.5 million to $3.6 million for the six months ended June 30, 2002, from $2.1 million for the six months ended June 30, 2001. The net gain (loss) on investments changed by $5.4 million and is primarily attributable to an "other than temporary" write-down of approximately
$5.6 million in the value of our shares of Choice One stock during the period ended June 30, 2002.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $0.2 million to $0.4 million for the six months ended June 30, 2002 from $0.6 million for the six months ended June 30, 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Income from discontinued operations for the six months ended June 30, 2002 was $18.3 million, of which $17.5 million was attributable to the gain recorded for the extinguishment of debt and settlement of interest rate swap agreements and $0.8 million was attributable to the gain recorded upon receipt of additional shares of Choice One stock as discussed in note 2 to the financial statements. Losses from discontinued operations for the six months ended June 30, 2001 were $73.2 million.

    NET EARNINGS (LOSS). Our net earnings were $16.6 million for the six months ended June 30, 2002, compared to a loss of $82.8 million for the six months ended June 30, 2001, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash flow requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our RLEC telephone companies' cash flow from operations and our Credit Facility will fund our capital expenditures, working capital and debt service requirements for the foreseeable future.

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

    In November 2001, FairPoint Solutions announced its decision to discontinue its CLEC operations and announced the proposed sale of certain of its competitive communications assets. In December 2001, FairPoint Solutions completed these asset sales. In April 2002, FairPoint Solutions completed the process of transitioning customers to ATG, Choice One or alternative carriers. As a result of these transactions, FairPoint Solutions has completed the cessation of its competitive communications business operations. FairPoint Solutions' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and expenses associated with the amendment and restatement of its credit facility. We expect FairPoint Solutions' cash flow requirements will be funded from available cash, the liquidation of its remaining assets, available cash flows from operations and from limited additional investments permitted under our Credit Facility and the indentures governing our senior subordinated notes. Our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. As of June 30, 2002, the Company could have invested up to

$25.0 million in FairPoint Solutions in compliance with such agreements. We believe these sources will be adequate to fund the complete discontinuation of the competitive communications business.

    FairPoint Solutions will continue to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies, which allows these customers to operate their own long distance communications services. Historically, the wholesale long distance business enterprise has been profitable and self-funding.

    On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring, (i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility, (ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

    In the second quarter, the Company recorded a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

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

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. FairPoint Solutions is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by its long distance business.

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

    The Series A Preferred Stock issued to the lenders in connection with the debt restructuring, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

CAPITAL EXPENDITURES

    Our annual capital expenditures for our traditional telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. For the period from July 1, 2002 through June 30, 2003, we expect capital expenditures to be approximately
$41.5 million. For the three months and six months ended June 30, 2002, capital expenditures were $4.0 million and $10.0 million, respectively.

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $65.9 million principal amount outstanding as of June 30, 2002 that matures on March 31, 2006 and the other with the principal amount of approximately $130.6 million outstanding as of June 30, 2002 that matures on March 31, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of June 30, 2002, $60.0 million was outstanding on the revolving facility and $95.3 million was outstanding on the revolving acquisition facility. The Credit Facility requires that we comply with certain financial covenants. As of June 30, 2002, these financial covenants limited the commitment availability under the revolving and revolving acquisition facilities to $89.2 million.

    We amended our Credit Facility in July 2002 to provide for a letter of credit sub-facility. The amendment will provide us with the ability to request letters of credit to support our obligations and/or obligations of our subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the Credit Facility.

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

    FAIRPOINT SOLUTIONS CREDIT FACILITY. On May 10, 2002, FairPoint Solutions entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of FairPoint Solutions and its subsidiaries under the FairPoint Solutions Credit Facility. In connection with such restructuring,
(i) FairPoint Solutions paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the FairPoint Solutions Credit Facility,
(ii) the lenders converted approximately $93.9 million of the loans and obligations under the FairPoint Solutions Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the FairPoint Solutions Credit Facility, and (iii) the remaining loans under the FairPoint Solutions Credit Facility and FairPoint Solutions' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

    In the second quarter, the Company recorded a gain in discontinued operations of approximately $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the carrying value of $128.8 million of retired debt and related swap obligations and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued (approximately $78.4 million).

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

    The Series A Preferred Stock issued to the lenders in connection with the debt restructuring, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

SUMMARY OF CONTRACTUAL OBLIGATIONS

    The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

                                                             PAYMENTS DUE BY PERIOD
                                             -------------------------------------------------------
                                                        LESS THAN                            AFTER
                                              TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
CONTRACTUAL OBLIGATIONS:                     --------   ---------   ---------   ---------   --------
                                                             (DOLLARS IN THOUSANDS)
  Debt maturing within one year............  $  6,070    $ 6,070    $     --    $     --    $     --
  Long-term debt...........................   798,204         --     311,147     272,601     214,456
(1) Operating leases.......................    20,978      4,840       8,436       5,639       2,063
  Deferred transaction fee.................     8,445         --          --          --       8,445
  Non-compete agreements...................     1,159        824         335          --          --
                                             --------    -------    --------    --------    --------
  Total contractual cash obligations.......  $834,856    $11,734    $319,918    $278,240    $224,964
                                             ========    =======    ========    ========    ========

    The following table discloses aggregate information about our commercial commitments. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our Condensed Consolidated Balance Sheets.

                                                          AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  -----------------------------------------------------------
                                                    TOTAL
                                                   AMOUNTS    LESS THAN                              AFTER
                                                  COMMITTED    1 YEAR     1-3 YEARS   4-5 YEARS     5 YEARS
OTHER COMMERCIAL COMMITMENTS:                     ---------   ---------   ---------   ----------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Financial guarantee.............................   $2,368       $562       $1,806     $      --    $       --
                                                   ======       ====       ======     ==========   ==========

    The following table discloses aggregate information about our derivative financial instruments, the source of fair value of these instruments and their maturities:

                                                             FAIR VALUE OF CONTRACTS AT PERIOD-END
                                                   ----------------------------------------------------------
                                                   TOTAL FAIR   LESS THAN                             AFTER
                                                     VALUE       1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
SOURCE OF FAIR VALUE:                              ----------   ---------   ---------   ---------   ---------
                                                                     (DOLLARS IN THOUSANDS)
(2) Prices provided by external sources..........    $9,012      $1,581      $7,431     $     --    $      --
                                                     ======      ======      ======     =========   =========

------------------------

(1) Operating lease obligations represent amounts associated with the discontinued operations discussed in note 2 and are stated in this table at total contractual amounts. However, the Company intends to negotiate subleases on these properties to reduce the total obligation.

(2) Fair value of interest rate swaps at June 30, 2002 was provided by the counterparties to the underlying contracts using consistent methodologies.

CASH FLOWS

    Net cash provided by operating activities of continuing operations was $28.6 million and $11.0 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used in investing activities from continuing operations was $5.1 million and $16.9 million for the six months ended June 30, 2002 and 2001, respectively. These cash flows primarily reflect net capital expenditures of $9.9 million and $18.0 million for the six months ended June 30, 2002 and 2001, respectively. Net cash used by financing activities from continuing operations was $11.6 million for the six months ended June 30, 2002. These cash flows primarily represent repayments of long term debt of $69.0 million and borrowings of $58.5 million. Net cash provided by financing activities from continuing operations was $81.1 million for the six months ended June 30, 2001. These cash flows primarily represent repayments of long term debt of $139.1 million and borrowings of $221.2 million. A majority of the proceeds received from financing activities during the six months ended June 30, 2001 was used to provide cash used in the operation of the discontinued competitive communications business of $74.6 million.

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

    The FASB issued SFAS No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS (SFAS
No. 145). This statement eliminates the requirement that gains and losses from extinguishments of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Priniples Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS No. 145 in the second quarter of 2002. During 2002, we recognized a $17.5 million gain for the extingusihment of the FairPoint Solutions' debt and settlement of its interest rate swap agreements. This gain is classified within discontinued operations.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 3A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At June 30, 2002, we recorded our marketable available-for-sale equity securities at a fair value of $3.1 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.3 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 76% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $1.1 million for the six months ended June 30, 2002.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $(9.0) million at June 30, 2002. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003. FairPoint Solutions used two interest rate swap agreements with notional amounts of $25.0 million and $50.0 million to effectively convert a portion of its variable interest rate exposure under the FairPoint Solutions Amended and Restated Credit Agreement to fixed rates ranging from 9.09% to 10.59%. FairPoint Solutions was in default under these interest rate swap agreements as of April, 2002 and as part of the debt restructuring such swaps were terminated and FairPoint Solutions issued approximately $3.0 million of term loans under the new FairPoint Solutions Amended and Restated Credit Agreement in exchange therefor.

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

         3.1            Seventh Amended and Restated Certificate of Incorporation of
                        the Company.(11)

         3.2            By-Laws of the Company.(4)

         3.3 Certificate of Designation of Series A Preferred Stock of the Company.(11)

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

         4.5            Form of Exchange Fixed Rate Security.(3)

         4.6            Form of Exchange Floating Rate Security.(3)

         4.7            Form of 144A Senior Subordinated Note due 2010.(4)

         4.8            Form of Regulation S Senior Subordinated Note due 2010.(4)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         4.9            Registration Rights Agreement dated as of May 19, 2000
                        between FairPoint and the Initial Purchasers named
                        therein.(4)

         4.10           Form of Series A Preferred Stock Certificate of the
                        Company.(11)

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

        10.8            Seventh Amendment to Credit Agreement dated as of July 25,
                        2002 among FairPoint, Wachovia Bank, N.A., Bank of America,
                        N.A., Deutsche Bank Trust Company Americas and various
                        lending institutions.*

        10.9            Amended and Restated Credit Agreement dated as of May 10,
                        2002 among FairPoint Solutions, various lending institutions, Bank of America, N.A., Deutsche Bank Trust
                        Company Americas and Wachovia Bank, National Bank.(11)

        10.10           Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of May 10, 2002 among
                        FairPoint and Wachovia Bank, National Association, and various lending institutions.(11)

        10.11           Amendment to Security Documents dated as of May 10, 2002 by and among FairPoint Solutions, each of the Assignors party to the Security Agreement, each of the Pledgors party to the
                        Pledge Agreement and Wachovia Bank, National
                        Association.(11)

        10.12           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp. New York, FairPoint Communications Solutions Corp.
                        Virginia and FairPoint Solutions Capital, LLC.(5)

        10.13           Amended and Restated Pledge Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, the Guarantors, the Pledgors and First Union National Bank.(5)

        10.14           Amended and Restated Tax Sharing Agreement dated November 9,
                        2000 by and among FairPoint and its Subsidiaries.(5)

        10.15           Amended and Restated Security Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions and First Union
                        National Bank.(5)

        10.16           Form of FairPoint Communications Solutions Corp. Tranche A
                        Term Note.(11)

        10.17           Form of FairPoint Communications Solutions Corp. Tranche B
                        Term Note.(11)

        10.18           Form of B Term Note.(3)

        10.19           Form of C Term Note Floating Rate.(3)

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        10.20           Form of C Term Note Fixed Rate.(3)

        10.21           Form of RF Note.(3)

        10.22           Form of AF Note.(3)

        10.23           Subsidiary Guaranty dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)

        10.24           Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)

        10.25           Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)

        10.26           Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

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

        10.30           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

        10.31           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

        10.32 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

        10.33 Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)

        10.34 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)

        10.35           Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among FairPoint and the other parties thereto.(1)

        10.36           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)

        10.37           FairPoint 1995 Stock Option Plan.(4)

        10.38           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)

        10.39           FairPoint 2000 Employee Stock Option Plan.(4)

        10.40 Employment Agreement dated as of January 1, 2002 by and between FairPoint and Eugene B. Johnson.(10)

        10.41 Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(10)

        21              Subsidiaries of the Company.(10)

        99.1            Chief Executive Officer Certification pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.*

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
        99.2            Chief Financial Officer Certification pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.*

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

(11) Incorporated by reference to the quarterly report of the Company for the period ended March 31, 2002, filed on Form 10-Q.

    (b) Reports on Form 8-K

       On May 14, 2002, the Company filed a Current Report on Form 8-K announcing that its subsidiary FairPoint Solutions amended and restated its credit facility.

       On May 20, 2002, the Company filed a Current Report on Form 8-K announcing that certain of its executive officers participated in a high yield conference sponsored by Bank of America.