Form 10-Q
period 2002-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2002-11-14
CIK 1062613

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

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark whether the registrant is an accelerated filer (as defined in R12b-2 of the Exchange Act). Yes / / No /X/

    As of November 11, 2002, the registrant had outstanding 45,850,002 shares of Class A common stock and 4,269,440 shares of Class C common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         FAIRPOINT COMMUNICATIONS, INC.
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2002
                                     INDEX

                                                                         PAGE
                                                                       --------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements........................................      3
         Condensed Consolidated Balance Sheets as of September 30,
         2002 and December 31, 2001..................................      3
         Condensed Consolidated Statements of Operations for the
         three months and nine months ended September 30, 2002 and
         2001........................................................      4
         Condensed Consolidated Statements of Comprehensive Income
         (Losses) for the three months and nine months ended
         September 30, 2002 and 2001.................................      5
         Condensed Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001....................      6
         Notes to Condensed Consolidated Financial Statements........      7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     15
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     27
Item 4.  Controls and Procedures.....................................     28

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     29
Item 2.  Changes in Securities and Use of Proceeds...................     29
Item 3.  Default on Senior Securities................................     29
Item 4.  Submission of Matters to a Vote of Security Holders.........     29
Item 5.  Other Information...........................................     29
Item 6.  Exhibits and Reports on Form 8-K............................     29
         Signatures..................................................     33

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2002            2001
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS)
                                          ASSETS
Current assets:
  Cash......................................................    $   5,531           3,063
  Accounts receivable.......................................       26,037          30,949
  Other.....................................................        6,555           7,098
  Assets of discontinued operations.........................          859          25,997
                                                                ---------       ---------
Total current assets........................................       38,982          67,107
                                                                ---------       ---------
Property, plant, and equipment, net.........................      268,545         283,280
                                                                ---------       ---------
Other assets:
  Investments...............................................       47,789          48,941
  Goodwill, net of accumulated amortization.................      454,306         454,306
  Deferred charges and other assets.........................       18,038          21,381
                                                                ---------       ---------
Total other assets..........................................      520,133         524,628
                                                                ---------       ---------
Total assets................................................    $ 827,660         875,015
                                                                =========       =========
                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................    $  17,363          18,089
  Current portion of long-term debt and other long-term
    liabilities.............................................        6,098           6,759
  Demand notes payable......................................          436             464
  Accrued interest payable..................................       21,753          10,882
  Other accrued liabilities.................................       20,374          13,971
  Liabilities of discontinued operations....................        5,822         160,376
                                                                ---------       ---------
Total current liabilities...................................       71,846         210,541
                                                                ---------       ---------
Long-term liabilities:
  Long-term debt, net of current portion....................      784,876         776,279
  Liabilities of discontinued operations....................        5,243           9,735
  Deferred credits and other long-term liabilities..........       15,584          23,817
                                                                ---------       ---------
Total long-term liabilities.................................      805,703         809,831
                                                                ---------       ---------
Minority interest...........................................           16              17
                                                                ---------       ---------
Common stock subject to put options.........................        3,136           4,136
                                                                ---------       ---------
Redeemable preferred stock..................................       85,505              --
                                                                ---------       ---------
Stockholders' deficit:
  Common stock..............................................          499             499
  Additional paid-in capital................................      210,623         217,936
  Accumulated other comprehensive loss......................       (1,487)         (2,247)
  Accumulated deficit.......................................     (348,181)       (365,698)
                                                                ---------       ---------
Total stockholders' deficit.................................     (138,546)       (149,510)
                                                                ---------       ---------
Total liabilities and stockholders' deficit.................    $ 827,660         875,015
                                                                =========       =========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   --------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   ---------
                                                                (DOLLARS IN THOUSANDS)
Revenues............................................  $ 59,068     62,556    174,273     177,303
                                                      --------   --------   --------   ---------
Operating expenses:
  Network operating costs (excludes depreciation and
    amortization of $9,991 and $9,269 for the three
    months ended September 30, 2002 and 2001,
    respectively, and $29,962 and $27,686 for the
    nine months ended September 30, 2002 and 2001,
    respectively)...................................    15,730     18,569     48,143      50,202
  Selling, general and administrative (excludes
    depreciation and amortization of $1,763 and
    $4,775 for the three months ended September 30,
    2002 and 2001, respectively, and $5,143 and
    $14,263 for the nine months ended September 30,
    2002 and 2001, respectively)....................    10,839     13,976     32,566      37,721
  Depreciation and amortization.....................    11,754     14,044     35,105      41,949
                                                      --------   --------   --------   ---------
Total operating expenses............................    38,323     46,589    115,814     129,872
                                                      --------   --------   --------   ---------
Income from operations..............................    20,745     15,967     58,459      47,431
                                                      --------   --------   --------   ---------
Other income (expense):
  Net loss on investments...........................    (2,215)      (731)    (7,531)       (696)
  Interest and dividend income......................       356        450      1,447       1,715
  Interest expense..................................   (21,638)   (27,610)   (60,146)    (71,492)
  Other, net........................................     2,028      1,223      5,679       3,331
                                                      --------   --------   --------   ---------
Total other expense.................................   (21,469)   (26,668)   (60,551)    (67,142)
                                                      --------   --------   --------   ---------
Loss from continuing operations before income
  taxes.............................................      (724)   (10,701)    (2,092)    (19,711)
Income tax expense..................................       (69)      (326)      (424)       (947)
Minority interest in income of subsidiaries.........        --         --         (1)         (2)
                                                      --------   --------   --------   ---------
Loss from continuing operations.....................      (793)   (11,027)    (2,517)    (20,660)
                                                      --------   --------   --------   ---------
Discontinued operations:
  Income (loss) from discontinued competitive
    communications operations.......................     1,726    (15,615)    20,034     (88,795)
                                                      --------   --------   --------   ---------
Net earnings (loss).................................  $    933    (26,642)    17,517    (109,455)
                                                      ========   ========   ========   =========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSSES)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                         SEPTEMBER 30,                               SEPTEMBER 30,
                                           -----------------------------------------   ------------------------------------------
                                                  2002                  2001                  2002                   2001
                                           -------------------   -------------------   -------------------   --------------------
                                                                           (DOLLARS IN THOUSANDS)
Net earnings (loss)......................              $  933                (26,642)              17,517                (109,455)
                                                       ------               --------              -------               ---------
Other comprehensive income (loss):
  Available-for-sale securities:
    Unrealized holding loss arising
      during period......................  $(1,947)                (420)                (7,756)                 (194)
    Less reclassification for loss (gain)
      included in net earnings...........      308                   --                     (7)                   --
    Reclassification for other than
      temporary loss included in net
      earnings...........................    1,820        181        --         (420)    7,441       (322)        --         (194)
                                           -------                -----                 ------                ------
  Cash flow hedges:
    Cumulative effect of a change in
      accounting principle...............       --                   --                     --                (4,664)
    Net derivative loss..................       --                 (603)                    --                  (636)
    Reclassification adjustment..........      355        355       380         (223)    1,082      1,082      1,141       (4,159)
                                           -------     ------     -----     --------    ------    -------     ------    ---------
Other comprehensive income (loss)........                 536                   (643)                 760                  (4,353)
                                                       ------               --------              -------               ---------
Comprehensive income (loss)..............              $1,469                (27,285)              18,277                (113,808)
                                                       ======               ========              =======               =========

     See accompanying notes to condensed consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $  17,517     (109,455)
Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities of continuing operations:
    (Income) loss from discontinued operations..............    (20,034)      88,795
    Amortization of debt issue costs........................      2,551        3,130
    Depreciation and amortization...........................     35,105       41,949
    Other non cash items....................................        (41)       6,840
    Changes in assets and liabilities arising from
      operations:
      Accounts receivable and other current assets..........      5,898       (2,282)
      Accounts payable and accrued expenses.................     11,766        7,535
                                                              ---------    ---------
        Total adjustments...................................     35,245      145,967
                                                              ---------    ---------
          Net cash provided by operating activities of
            continuing operations...........................     52,762       36,512
                                                              ---------    ---------
Cash flows from investing activities of continuing
  operations:
  Net capital additions.....................................    (19,580)     (28,755)
  Acquisitions of telephone properties......................         --      (18,418)
  Other, net................................................      6,431        4,661
                                                              ---------    ---------
    Net cash used in investing activities of continuing
      operations............................................    (13,149)     (42,512)
                                                              ---------    ---------
Cash flows from financing activities of continuing
  operations:
  Loan origination costs....................................        (42)      (2,321)
  Proceeds from issuance of long-term debt..................     78,070      268,625
  Repayments of long-term debt..............................   (102,892)    (179,521)
  Other, net................................................     (1,002)        (989)
                                                              ---------    ---------
    Net cash (used in) provided by financing activities of
      continuing operations.................................    (25,866)      85,794
                                                              ---------    ---------
    Net cash contributed from continuing operations to
      discontinued operations...............................    (11,279)     (83,038)
                                                              ---------    ---------
    Net increase (decrease) in cash.........................      2,468       (3,244)
Cash, beginning of period...................................      3,063        4,130
                                                              ---------    ---------
Cash, end of period.........................................  $   5,531          886
                                                              =========    =========

Supplemental disclosures of noncash financing activities:
  Redeemable preferred stock issued in connection with
    long-term debt settlement...............................  $  93,861           --
                                                              =========    =========
  Redeemable preferred stock dividends......................  $   6,509           --
                                                              =========    =========
  Accretion of redeemable preferred stock...................  $     607           --
                                                              =========    =========
  Long-term debt issued in connection with FairPoint
    Solutions' interest rate swap settlement................  $   3,003           --
                                                              =========    =========
  Long-term debt issued in connection with FairPoint
    Solutions' Tranche B interest payment...................  $     487           --
                                                              =========    =========

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

    Prior to the Company's decision to discontinue FairPoint Solutions' competitive communication business, FairPoint Solutions entered into an agreement on October 19, 2001 to sell certain assets of its competitive communications operations relating to its business and operations in the northwest United States to Advanced TelCom, Inc., a wholly-owned subsidiary of Advance TelCom Group, Inc ("ATG"). The sale of these assets was completed on December 10, 2001. The transition of customers to ATG was completed in April 2002.

    On November 7, 2001, FairPoint Solutions entered into an agreement with Choice One Communications Inc. ("Choice One") and certain affiliates of Choice One to sell certain assets of its competitive communications operations relating to its business and operations in the northeast United States. The sale of these assets was completed on December 19, 2001. Included in the terms of the Choice One sales agreement was an opportunity for FairPoint Solutions to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. FairPoint Solutions earned an additional 1,000,000 restricted shares of Choice One common stock under these provisions, bringing the total shares received to 3,500,000. The 1,000,000 additional shares earned was recognized as a gain of approximately $0.8 million within discontinued operations during the second quarter of 2002. The transition of customers to Choice One was completed in April 2002.

    In connection with the sale of assets to Choice One, on November 7, 2001, the Company announced the cessation of the competitive communications business of FairPoint Solutions and notified its remaining customers in the Southwest, Southeast and mid-Atlantic competitive markets to find alternative carriers. The transition of customers to alternative carriers was completed in April 2002.

    As a result of the adoption of the plan to discontinue the operations of the competitive communications operations, these operating results are presented as discontinued operations. The financial results of the competitive operations are presented in the condensed consolidated statements of operations as income
(loss) from discontinued competitive communications operations.

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

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. For the period ended September 30, 2002, $0.5 million in additional debt was issued to satisfy the accrued in kind interest on the Tranche B loans. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004;
(b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

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

    The initial carrying amount of the Series A Preferred Stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount
($93.9 million) at the mandatory redemption date (May 2011). During the nine-month period ended September 30, 2002, the Series A Preferred Stock has been increased by $0.6 million to reflect the periodic accretions. The carrying amount of the Series A Preferred Stock has been further increased by $6.5 million in connection with dividends paid in-kind on the outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Additional paid-in capital has been decreased for the increases in the carrying balance of the Series A Preferred Stock.

    Under the provisions of Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company had previously reported two segments: traditional telephone operations and competitive communications operations. The traditional telephone operations provide local, long distance and other communications services to customers in rural communities in which wireline competition is currently limited for local telecommunications services. The competitive communications operations provided local, long distance, and other communications services to customers in markets outside of the Company's traditional telephone markets. The Company's reportable segments were strategic business units that offered similar telecommunications related products and services in different markets. They were managed separately because each segment required different marketing and operational strategies related to the provision of local and long distance communications services. The Company utilized certain information for purposes of making decisions about allocating resources to a segment and assessing a segment's performance. This information included net earnings (loss) plus interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation charges (EBITDA) and capital expenditures.

    Selected information from discontinued operations for the three months and nine months ended September 30, 2002 and 2001 follows:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Revenue.................................   $   --      15,468        --      52,072
                                           ======    ========   =======    ========
Operating loss..........................   $   --     (10,575)       --     (75,085)
                                           ======    ========   =======    ========
Income (loss) from discontinued
  operations............................   $1,726     (15,615)   20,034     (88,795)
                                           ======    ========   =======    ========
EBITDA..................................   $1,726      (7,753)   20,034     (64,897)
                                           ======    ========   =======    ========
Capital expenditures....................   $   --       8,693        --      37,461
                                           ======    ========   =======    ========

    A reconciliation of EBITDA to loss from discontinued operations follows:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2002       2001       2002       2001
                                          --------   --------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
EBITDA..................................   $1,726      (7,753)   20,034     (64,897)
  Depreciation and amortization.........       --      (3,604)       --     (10,332)
  Interest expense......................       --      (5,363)       --     (14,811)
  Stock-based compensation..............       --       1,105        --       1,245
                                           ------    --------   -------    --------
Income (loss) from discontinued
  operations............................   $1,726     (15,615)   20,034     (88,795)
                                           ======    ========   =======    ========

    Asset and liabilities of discontinued operations as of September 30, 2002 and December 31, 2001 follow:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2002            2001
                                                      -------------   ------------
                                                       (UNAUDITED)
                                                         (DOLLARS IN THOUSANDS)
Cash................................................    $     16            9,442
Accounts receivable.................................         843            8,612
Prepaid and other...................................          --               43
Investments available-for-sale......................          --            7,900
                                                        --------        ---------
  Current assets of discontinued operations.........         859           25,997
                                                        --------        ---------
Accounts payable....................................         (24)          (8,857)
Accrued liabilities.................................      (2,474)         (22,308)
Accrued interest payable............................          --             (471)
Restructuring accrual...............................      (3,003)          (2,575)
Accrued property taxes..............................        (321)            (365)
Current portion of long-term debt...................          --         (125,800)
                                                        --------        ---------
  Current liabilities of discontinued operations....      (5,822)        (160,376)
                                                        --------        ---------
Long-term liabilities of discontinued operations....      (5,243)          (9,735)
                                                        --------        ---------
  Liabilities of discontinued operations............    $(10,206)        (144,114)
                                                        ========        =========

    At December 31, 2001, FairPoint Solutions' outstanding debt
($125.8 million) and the fair value of its interest rate swaps ($3.2 million) was classified in current liabilities of discontinued operations. In connection with FairPoint Solutions' debt restructuring, as of May 10, 2002, the converted loans of approximately $27.9 million have been classified as long-term debt as these loans will be serviced through continuing operations. Investments in marketable securities (consisting of Choice One stock) were reclassified from discontinued operations to other current assets as these investments upon liquidation will fund the debt service requirements of FairPoint Solutions' debt.

    On January 1, 2002, the Company adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS(SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Based on the provisions of SFAS No. 144, the assets and liabilities related to the discontinued competitive communications operations are presented separately in the asset and liability sections, respectively, on the accompanying September 30, 2002 consolidated balance sheet. The December 31, 2001 consolidated balance sheet has been reclassified for comparative purposes. There was no change to the measurement of the Company's provisions for discontinued operations as the Company initiated its plan of disposal prior to December 31, 2001.

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

    At December 31, 2001, the remaining restructuring liabilities were limited to contractual obligations related to equipment and lease terminations. These liabilities were re-evaluated and the original obligation of approximately $22.5 million was increased by approximately $1.9 million. The original estimates associated with the other obligations were adjusted as reflected in the following table and the obligations were satisfied as of December 31, 2001. During the third quarter ended September 30, 2002, the Company entered into arrangements related to certain leases and revised its assumptions on certain other remaining leases. For these reasons, there was a reduction to the remaining restructure obligation of $1.7 million to $8.1 million from $9.8 million. This reduction has been recognized as a gain in discontinued operations for the three month period ended September 30, 2002.

    Selected information relating to the restructuring charge follows:

                                                           EQUIPMENT,      WRITE DOWN
                                            EMPLOYEE     OCCUPANCY, AND   OF PROPERTY,
                                           TERMINATION    OTHER LEASE      PLANT, AND
                                            BENEFITS      TERMINATIONS     EQUIPMENT      OTHER      TOTAL
                                           -----------   --------------   ------------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Restructure charge.......................    $ 3,271          10,252           2,854        108       16,485
Write down of assets to net realizable
  value..................................         --              --          (2,854)        --       (2,854)
Cash payments............................       (243)            (45)             --         --         (288)
                                             -------        --------        --------      -----     --------
Restructuring accrual as of December 31,
  2000...................................      3,028          10,207              --        108       13,343
Restructure charge.......................      3,416          12,180          17,916         95       33,607
Write down of assets to net realizable
  value..................................         --              --         (16,696)        --      (16,696)
Adjustments from initial estimated
  charges................................        (91)          1,916          (1,220)        59          664
Cash payments............................     (6,353)        (11,993)             --       (262)     (18,608)
                                             -------        --------        --------      -----     --------
Restructuring accrual as of December 31,
  2001...................................         --          12,310              --         --       12,310
Adjustments from initial estimated
  charges................................                     (1,726)                                 (1,726)
Cash payments............................         --          (2,532)             --         --       (2,532)
                                             -------        --------        --------      -----     --------
Restructuring accrual as of September 30,
  2002...................................    $    --           8,052              --         --        8,052
                                             =======        ========        ========      =====     ========

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

    The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of September 30, 2002, the Company has seven interest rate swap agreements with a combined notional amount of $225.0 million with expiration dates ranging from May 2003 through May 2004.

    The change in the fair value of the interest rate swap agreements has been recorded in the statement of operations as either a non-cash increase or reduction to interest expense. Interest expense increased by approximately
$1.0 million for the three months ended September 30, 2002 and approximately $0.7 million was recorded as a reduction to interest expense for the nine months ended September 30, 2002. Interest expense increased approximately $6.1 million and $9.1 million for the three months and nine months ended September 30, 2001. In addition, approximately $0.4 million and $1.1 million has been reclassified as interest expense from the transition adjustment recorded in accumulated other comprehensive income during the three month and nine month periods ended September 30, 2002 and 2001.

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

                                                     PRO FORMA THREE MONTHS     PRO FORMA NINE MONTHS
                                                    ENDED SEPTEMBER 30, 2001   ENDED SEPTEMBER 30, 2001
                                                    ------------------------   ------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                                                        (UNAUDITED)
Revenues..........................................          $ 63,546                    180,767
Loss from continuing operations...................           (10,853)                   (20,062)
Net loss..........................................           (26,468)                  (108,857)

(5) ISSUANCE OF STOCK OPTIONS

    In January 2002, the compensation committee of the Board of Directors of the Company approved the grant of options to purchase 250,000 shares of common stock of the Company. These options were granted under the MJD Communications, Inc. Stock Incentive Plan and are exercisable at an exercise price of $7.00 per share, which was the estimated fair market value of the Company's common stock on the date of the grant. The options have a term of ten years.

    In March 2002, the compensation committee approved the grant of options to purchase 1,337,109 shares of common stock of the Company. These options were granted under the 2000 Employee Stock Option Plan and are exercisable at an exercise price of $7.00 per share. The options have a term of ten years.

(6) AMORTIZATION OF INTANGIBLE ASSETS

    The Company adopted SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142), as of January 1, 2002. The Company ceased amortizing goodwill and equity method goodwill on January 1, 2002. The Company performed a transitional impairment test of goodwill. In performing that test, the Company determined that the carrying amount of its reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss.

    As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of approximately $454.3 million and equity method goodwill of approximately $10.3 million. Amortization expense related to goodwill and equity method goodwill was approximately $3.0 million and approximately $0.1 million, respectively, for the three months ended September 30, 2001. Amortization expense related to goodwill and equity method goodwill was approximately
$8.9 million and approximately $0.2 million for the nine months ended
September 30, 2001.

    Following is the September 30, 2001 consolidated statement of operations, adjusted as if SFAS No. 142 had been effective as of January 1, 2001, compared to the same periods ended September 30, 2002:

                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              SEPTEMBER 30,         SEPTEMBER 30,
                                                           -------------------   -------------------
                                                             2002       2001       2002       2001
                                                           --------   --------   --------   --------
                                                                    (DOLLARS IN THOUSANDS)
Reported loss from continuing operations.................   $(724)     (10,701)   (2,092)    (19,711)
Amortization of goodwill.................................      --        3,047        --       9,141
                                                            -----     --------   -------    --------
Adjusted loss from continuing operations.................   $(724)      (7,654)   (2,092)    (10,570)
                                                            =====     ========   =======    ========

    As of the date of adoption, the Company had $1.8 million in covenants not to compete that are intangible assets subject to amortization under SFAS 142. The Company recorded amortization of $0.2 million and $0.8 million for the three months and nine months ending September 30, 2002. The Company will continue to amortize the covenants over their remaining estimated useful lives and will record amortization of $0.2 million over the remainder of 2002, $0.7 million during 2003, and $0.1 million during 2004.

(7) INVESTMENTS

    The Company continually evaluates its investment holdings for evidence of impairment. During the second and third quarters of 2002, the Company determined that the decline in market value of its Choice One common stock was "other than temporary." As such, the Company recorded a non-cash charge of $1.8 million and $7.4 million during the three month and nine month periods ended September 30, 2002. This charge is classified with the net loss on investments in the condensed consolidated statements of operations.

(8) LONG TERM DEBT

    The Company amended its Credit Facility in July 2002 to provide for a letter of credit sub-facility. The amendment will provide the ability to request letters of credit to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the Credit Facility. As of November 1, 2002, a $0.4 million letter of credit had been issued.

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

    Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, risks and uncertainties relating to economic conditions and trends, acquisitions and divestitures, growth and expansion, telecommunication regulations, changes in technology, product acceptance, the ability to construct, expand and upgrade its services and facilities and other risks discussed in the reports that the Company files from time to time with the U.S. Securities and Exchange Commission (the "SEC"). These and other risks are detailed below as well as in other documents filed by the Company with the Securities and Exchange Commission.

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

    In early 1998, we launched our CLEC enterprise through our wholly owned subsidiary, FairPoint Solutions, in an effort to extend our service offering to markets adjacent to our RLECs. In November 2001, we announced our plan to discontinue our CLEC operations. In June 2002, FairPoint Solutions completed the disposition of its CLEC operations. For additional information about the Company's decision to discontinue its CLEC operations, see the "Notes to the Condensed Consolidated Financial Statements".

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

    The following summarizes our percentage of revenues from continuing operations from these sources:

                                                      % OF REVENUE
                                        THREE MONTH PERIOD     NINE MONTH PERIOD
                                               ENDED                 ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                        -------------------   -------------------
REVENUE SOURCE                            2002       2001       2002       2001
--------------                          --------   --------   --------   --------
Local calling services................    32%        26%        31%        26%
Network access charges................    42%        48%        42%        49%
Long distance services................     7%        10%         8%         9%
Data and Internet services............    11%         8%        11%         8%
Other services........................     8%         8%         8%         8%

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTH PERIOD
  ENDED SEPTEMBER 30, 2001

    REVENUES. Revenues from continuing operations decreased $3.5 million to $59.1 million for the three months ended September 30, 2002 compared to $62.6 million for the three months ended September 30, 2001. Operating revenues of our earlier acquired RLEC telephone companies decreased $3.0 million; in addition, we experienced a $1.6 million decrease in revenues from our wholesale long distance company. Offsetting the decreases was an increase of $1.1 million attributable to revenues from RLEC telephone companies we acquired in 2001. Local calling services increased $2.8 million, including an increase of $1.9 million primarily from an increase in the subscriber line charge ("SLC") billed to local end users, as well as an increase of $0.4 million from the companies we acquired in 2001. The SLC increase was implemented as part of the Multi Association Group Plan ("Mag plan") that took effect on January 1, 2002 and shifts revenue to local calling services and away from network access. Network access revenues decreased $5.2 million, net of an increase of $0.5 million from companies we acquired in 2001. Network access revenues of our earlier acquired RLEC telephone companies decreased $5.8 million. Network access revenue decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois as well as the overall impact of the Mag plan. Long distance revenues decreased $1.9 million as revenues from our wholesale long distance company decreased $1.6 million due to a loss of customers as a result from increased rates. Long distance revenues from our RLEC business decreased $0.3 million due to lower long distance minutes of use. Data and Internet services revenues increased $1.4 million, including an increase of $0.1 million from 2001 acquisitions and an increase of $1.3 million as a result of increased service offerings to our customers of our earlier acquired RLEC telephone company businesses. Other revenues decreased by

$0.6 million as a result of reductions in billing and collections revenues and non-regulated telephone services revenues.

OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations decreased $2.9 million to $15.7 million for the three months ended
September 30, 2002 from $18.6 million for the three months ended September 30, 2001. Of this decrease, $1.4 million was attributable to expense reductions in the operation of our earlier acquired RLEC telephone companies. Also, operating taxes of our earlier acquired RLEC telephone companies decreased $0.8 million due to audits and one-time adjustments to property and capital stock assessments. Expenses of our wholesale long distance company also decreased
$1.0 million as a result of lower minutes of use. The decrease was offset by a $0.3 million increase attributable to the RLEC telephone companies we acquired in 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations decreased $3.2 million to $10.8 million for the three months ended September 30, 2002 compared to $14.0 million for the three months ended September 30, 2001. Due to expense reduction efforts throughout the Company, expenses of our earlier acquired RLEC telephone companies decreased $3.3 million, which $0.1 million was attributable to our wholesale long distance company. The decrease in expenses was offset by an increase of $0.2 million from the companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $2.2 million to $11.8 million for the three months ended September 30, 2002 from $14.0 million for the three months ended September 30, 2001. The decrease of $3.0 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant, and equipment consisting of $0.6 million attributable to the increased investment in our communications network by our RLECs acquired prior to 2001 and $0.2 million related to the companies we acquired in 2001.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$4.7 million to $20.7 million for the three months ended September 30, 2002 from $16.0 million for the three months ended September 30, 2001. Of this increase, $4.8 million was attributable to our earlier acquired RLEC telephone companies and $0.4 million was attributable to the RLEC telephone companies we acquired in 2001. Income from operations of our wholesale long distance company decreased $0.5 million to $0.2 million for the three months ended September 30, 2002 from $0.7 million for the three months ended September 30, 2001.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations decreased $5.2 million to $21.5 million for the three months ended
September 30, 2002 from $26.7 million for the three months ended September 30, 2001. The net change is mainly attributable to the decrease in non-cash interest expense associated with SFAS No. 133. Interest expense decreased $6.0 million to $21.6 million for the three months ended September 30, 2002, from $27.6 million for the three months ended September 30, 2001. Due to the change in fair value of our interest rate swaps, non-cash interest expense decreased from $6.1 million for the three months ended September 30, 2001 to $1.0 million for the three months ended September 30, 2002. A write-down of approximately
$1.8 million in the value of our shares of Choice One stock was recorded as a non-cash charge in net loss on investments in the Statement of Operations during the three months ended September 30, 2002 as it was determined that the decline in market value was "other than temporary." Other income increased $0.8 million to $2.0 million for the three months ended September 30, 2002, from $1.2 million for the three months ended September 30, 2001, which was primarily attributable to undistributed earnings from equity investments.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $0.2 million to $0.1 million for the three months ended September 30, 2002 from $0.3 million for the three months ended September 30, 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. During the third quarter ended September 30, 2002, the Company entered into arrangements related to certain leases and revised its assumptions on certain other remaining leases. For these reasons, there was a reduction to the remaining restructure obligation of $1.7 million to $8.1 million from $9.8 million. Losses from discontinued operations for the three months ended September 30, 2001 were $15.6 million.

    NET EARNINGS (LOSS). Our net earnings were $0.9 million for the three months ended September 30, 2002, compared to a loss of $26.6 million for the three months ended September 30, 2001, as a result of the factors discussed above.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTH PERIOD ENDED
  SEPTEMBER 30, 2001

    REVENUES. Revenues from continuing operations decreased $3.0 million to $174.3 million for the nine months ended September 30, 2002 from $177.3 million for the nine months ended September 30, 2001. Operating revenues of our earlier acquired RLEC telephone companies decreased $5.9 million and a decrease of $1.2 million was attributable to revenues from our wholesale long distance company. Offsetting the decreases was $4.1 million attributable to revenues from RLEC telephone companies we acquired in 2001. Local calling services increased by $7.4 million, including an increase of $4.7 million primarily from an increase in the subscriber line charge ("SLC") billed to local end users, as well as an increase of $1.4 million from the RLEC telephone companies we acquired in 2001. The SLC increase was implemented as part of the Multi Association Group Plan ("Mag plan") that took effect on January 1, 2002 and shifts revenue to local calling services and away from network access. Network access revenues decreased $12.9 million, net of an increase of $2.1 million from RLEC telephone companies we acquired in 2001. Network access revenues of our earlier acquired RLEC telephone companies decreased $15.0 million. Network access revenue decreases are associated with rate cases and access adjustments in Maine, Kansas, Vermont and Illinois as well as the overall impact of the Mag plan. Long distance revenues decreased $2.2 million. $1.0 million of the decrease is attributable to our RLEC business due to lower long distance minutes of use and $1.2 million is attributable to a loss of long distance wholesale customers. Data and Internet services revenues increased $5.9 million, including an increase of $0.4 million from 2001 acquisitions and an increase of $5.5 million as a result of increased service offerings to our customers of our earlier acquired RLEC telephone company businesses. Other revenues decreased by $1.2 million as a result of reductions in billing and collections revenues and non-regulated telephone services revenues.

OPERATING EXPENSES OF CONTINUING OPERATIONS

    NETWORK OPERATING COSTS. Network operating costs from continuing operations decreased $2.1 million to $48.1 million for the nine months ended September 30, 2002 from $50.2 million for the nine months ended September 30, 2001. Due to expense reduction efforts throughout the Company, expenses of our earlier acquired RLEC telephone companies decreased $1.4 million. Also, operating taxes of our earlier acquired RLEC telephone companies decreased $0.9 million due to audits and one-time adjustments to property and capital stock assessments. Expenses of our wholesale long distance company also decreased $0.6 million as a result of lower minutes of use. The decreases were offset by the $0.8 million increase from the RLEC telephone companies we acquired in 2001.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses from continuing operations decreased $5.1 million to $32.6 million for the nine months ended September 30,

2002 compared to $37.7 million for the nine months ended September 30, 2001. Due to expense reduction efforts throughout the Company, expenses of our earlier acquired RLEC telephone companies decreased $5.3 million, net of $1.9 million of bad debt expense recorded due to the WorldCom, Inc. bankruptcy declared on July 21, 2002. Expenses of our wholesale long distance company decreased
$0.2 million. The decrease in expenses was offset by an increase of $0.4 million from the RLEC telephone companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $6.8 million to $35.1 million for the nine months ended September 30, 2002 from $41.9 million for the nine months ended September 30, 2001. The decrease of $9.1 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant, and equipment consisting of $1.6 million attributable to the increased investment in our communications network by our RLEC telephone companies we acquired prior to 2001 and $0.7 million related to the companies we acquired in 2001.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$11.1 million to $58.5 million for the nine months ended September 30, 2002 from $47.4 million for the nine months ended September 30, 2001. Of this increase, $9.3 million was attributable to our earlier acquired RLEC telephone companies and $2.1 million was attributable to the RLEC telephone companies we acquired in 2001. Income from our wholesale long distance company decreased $0.3 million to $0.9 million for the nine months ended September 30, 2002 from $1.2 million for the nine months ended September 30, 2001.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations decreased $6.5 million to $60.6 million for the nine months ended September 30, 2002 from $67.1 million for the nine months ended September 30, 2001. The expense consists primarily of interest expense on long-term debt. Interest expense decreased $11.4 million to $60.1 million for the nine months ended September 30, 2002, from $71.5 million for the nine months ended September 30, 2001 which is mainly attributable to the non-cash interest expense associated with SFAS No. 133. Due to the change in fair value of our interest rate swaps, for the nine month period ended September 30, 2002, interest expense was reduced by $0.7 million compared to a non-cash increase of $9.1 million for the nine months ended September 30, 2001. The net loss on investments changed by $6.8 million and is primarily attributable to an "other than temporary" write-down of approximately $7.4 million in the value of our shares of Choice One stock during the period ended September 30, 2002. Other income increased $2.4 million to $5.7 million for the nine months ended September 30, 2002, from $3.3 million for the nine months ended September 30, 2001, which was primarily attributable to undistributed earnings from equity investments.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $0.5 million to $0.4 million for the nine months ended September 30, 2002 from $0.9 million for the nine months ended September 30, 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Income from discontinued operations for the nine months ended September 30, 2002 was $20.0 million, of which $17.5 million was attributable to the gain recorded for the extinguishment of debt and settlement of interest rate swap agreements, $0.8 million was attributable to the gain recorded upon receipt of additional shares of Choice One stock and $1.7 million was attributable to the gain recorded due to the reduction in lease accruals as a result of arrangements related to certain leases and revised assumptions on certain other remaining leases. Losses from discontinued operations for the nine months ended September 30, 2001 were $88.8 million.

    NET EARNINGS (LOSS). Our net earnings were $17.5 million for the nine months ended September 30, 2002, compared to a loss of $109.5 million for the nine months ended September 30, 2001, as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

    Our cash requirements include general corporate expenditures, capital expenditures, debt service and acquisitions. We expect that our RLEC telephone companies' cash flow from operations will fund our capital expenditures, working capital and debt service requirements for the foreseeable future.

    Historically, we have used the proceeds from institutional and bank debt and private equity offerings to fund acquisitions. We may secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility to fund future acquisitions and operations. If our operating results are below expectations, there can be no assurance that we will be successful in raising sufficient additional capital on terms that we consider acceptable, or that our operations will produce positive cash flow in sufficient amounts to meet our liquidity requirements. The failure to raise and generate sufficient funds may require us to delay or abandon some of our planned acquisitions or expenditures, which could have a material adverse effect on our growth.

    In November 2001, FairPoint Solutions announced its decision to discontinue its CLEC operations and announced the proposed sale of certain of its competitive communications assets. In December 2001, FairPoint Solutions completed these asset sales. In April 2002, FairPoint Solutions completed the process of transitioning customers to ATG, Choice One or alternative carriers. As a result of these transactions, FairPoint Solutions has completed the cessation of its competitive communications business operations. FairPoint Solutions' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and debt service. We expect FairPoint Solutions' cash flow requirements will be funded from available cash, the liquidation of its remaining assets, available cash flows from operations and from limited additional investments permitted under our Credit Facility and the indentures governing our senior subordinated notes. Our Credit Facility and the indentures governing our senior subordinated notes contain significant restrictions on the Company's ability to make investments in FairPoint Solutions. As of September 30, 2002, the Company could have invested up to $24.5 million in FairPoint Solutions in compliance with such agreements. We believe these sources will be adequate to fund the complete discontinuation of the competitive communications business.

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

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. For the period ended September 30, 2002, $0.5 million in additional debt was issued to satisfy the accrued in kind interest on the Tranche B loans. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004;
(b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

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

    The initial carrying amount of the Series A Preferred Stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount
($93.9 million) at the mandatory redemption date (May 2011). During the nine-month period ended September 30, 2002, the Series A Preferred Stock has been increased by $0.6 million to reflect the periodic accretions. The carrying amount of the Series A Preferred Stock has been further increased by $6.5 million in connection with dividends paid in-kind on the outstanding shares of the Series A Preferred Stock. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Additional paid-in capital has been decreased for the increases in the carrying balance of the Series A Preferred Stock.

CAPITAL EXPENDITURES

    Our annual capital expenditures for our traditional telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. For the period from October 1, 2002 through September 30, 2003, we expect capital expenditures to be approximately
$40.0 million. For the three months and nine months ended September 30, 2002, capital expenditures were $9.7 million and $19.7 million, respectively.

DEBT FINANCING

    We have utilized a variety of debt instruments to fund our business, including:

    OUR CREDIT FACILITY. Our Credit Facility provides for two term facilities, one with approximately $65.7 million principal amount outstanding as of September 30, 2002 that matures on March 31, 2006 and the other with the principal amount of approximately $129.3 million outstanding as of September 30, 2002 that matures on March 31, 2007. Our Credit Facility also provides for a revolving facility with a principal amount of $85.0 million that matures on September 30, 2004 and a revolving acquisition facility with a principal amount of $165.0 million that also matures on September 30, 2004. As of September 30, 2002, $60.0 million was outstanding on the revolving facility and $82.9 million was outstanding on the revolving acquisition facility. The Credit Facility requires that we comply with certain financial covenants. As of September 30, 2002, these financial covenants limited the commitment availability under the revolving and acquisition facilities to $101.5 million.

    We amended our Credit Facility in July 2002 to provide for a letter of credit sub-facility. The amendment will provide us with the ability to request letters of credit to support our obligations and/or obligations of our subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the Credit Facility. As of November 1, 2002, a $0.4 million letter of credit had been issued.

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

    SENIOR SUBORDINATED NOTES ISSUED IN 2000.  In May 2000, we issued
$200.0 million of aggregate principal amount of 12 1/2% senior subordinated notes. Interest on these notes is payable semi-annually in cash on May 1 and November 1 of each year. These notes will mature on May 1, 2010. These notes are general unsecured obligations and rank equally with all of the Company's other unsecured senior subordinated indebtedness and are subordinated in right of payment to all of the Company's senior indebtedness, whether or not secured, and effectively subordinated to all existing and future debt and other liabilities of our subsidiaries.

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

    The converted loans under the new FairPoint Solutions Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of approximately $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May, 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of FairPoint Solutions, either in cash or in kind. For the period ended September 30, 2002, $0.5 million in additional debt was issued to satisfy the accrued in kind interest on the Tranche B loans. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004;
(b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

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

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

                                                              PAYMENTS DUE BY PERIOD
                                              -------------------------------------------------------
                                                         LESS THAN                            AFTER
                                               TOTAL      1 YEAR     1-3 YEARS   4-5 YEARS   5 YEARS
                                              --------   ---------   ---------   ---------   --------
                                                              (DOLLARS IN THOUSANDS)
Contractual obligations:
     Debt maturing within one year..........  $  5,562    $ 5,562    $     --    $     --    $     --
     Long-term debt.........................   784,876         --     328,143     252,466     204,267
(1)  Redeemable preferred stock.............   100,370         --          --          --     100,370
(2)  Operating leases.......................    15,627      3,742       4,673       4,233       2,979
(3)  Deferred transaction fee...............     8,445         --          --          --       8,445
     Common stock subject to put options....     3,136      1,000       2,136          --          --
     Non-compete agreements.................       995        736         259          --          --
                                              --------    -------    --------    --------    --------
     Total contractual cash obligations.....  $919,011    $11,040    $335,211    $256,699    $316,061
                                              ========    =======    ========    ========    ========

The following table discloses aggregate information about our commercial commitments. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our Condensed Consolidated Balance Sheets.

                                                         AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  ---------------------------------------------------------
                                                    TOTAL
                                                   AMOUNTS    LESS THAN                             AFTER
                                                  COMMITTED    1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
                                                  ---------   ---------   ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Other commercial commitments:

Financial guarantee.............................   $2,231       $571       $1,660     $     --    $      --
                                                   ======       ====       ======     =========   =========

    The following table discloses aggregate information about our derivative financial instruments, the source of fair value of these instruments and their maturities:

                                                             FAIR VALUE OF CONTRACTS AT PERIOD-END
                                                   ----------------------------------------------------------
                                                   TOTAL FAIR   LESS THAN                             AFTER
                                                     VALUE       1 YEAR     1-3 YEARS   4-5 YEARS    5 YEARS
                                                   ----------   ---------   ---------   ---------   ---------
                                                                     (DOLLARS IN THOUSANDS)
Source of fair value:

(4) Derivative financial instruments.............    $9,990      $7,222      $2,768     $     --    $      --
                                                     ======      ======      ======     =========   =========

------------------------

(1) The Company has the option to redeem any portion of the outstanding
    Series A Preferred Stock at any time. Under certain circumstances, the Company would be required to pay a premium of up to 6% in connection with the redemption. The Company is required to redeem the Series A Preferred Stock upon the occurrence of one of the following events: (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least
    $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011).

(2) Operating lease obligations represent amounts associated with the discontinued operations discussed in note 2 and are stated in this table at total contractual amounts. However, the Company intends to negotiate lease terminations or subleases on these properties to reduce the total obligation.

(3) Payable to an existing shareholder upon liquidation of their holdings.

(4) Fair value of interest rate swaps at September 30, 2002 was provided by the counterparties to the underlying contracts using consistent methodologies.

CASH FLOWS

    Net cash provided by operating activities of continuing operations was $52.8 million and $36.5 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in investing activities from continuing operations was $13.1 million and $42.5 million for the nine months ended September 30, 2002 and 2001, respectively. These cash flows primarily reflect net capital expenditures of $19.6 million and $28.8 million for the nine months ended September 30, 2002 and 2001, respectively. $18.4 million was used for acquisitions of telephone properties for the nine months ended September 30, 2001. Net cash used by financing activities from continuing operations was $25.9 million for the nine months ended September 30, 2002. These cash flows primarily represent repayments of long term debt of $102.9 million and borrowings of $78.1 million. Net cash provided by financing activities from continuing operations was $85.8 million for the nine months ended

September 30, 2001. These cash flows primarily represent repayments of long term debt of $179.5 million and borrowings of $268.6 million. A majority of the proceeds received from financing activities during the nine months ended September 30, 2001 was used to provide cash used in the operation of the discontinued competitive communications business of $83.0 million.

NEW ACCOUNTING STANDARDS

    The Financial Accounting Standards Board (FASB) issued SFAS No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company has not yet determined the impact of the adoption of this standard on its financial position, results of operations and cash flows.

    The FASB issued SFAS No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS(SFAS No. 145). This statement eliminates the requirement that gains and losses from extinguishments of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Priniples Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS No. 145 in the second quarter of 2002. During 2002, we recognized a $17.5 million gain for the extinguishment of the FairPoint Solutions' debt and settlement of its interest rate swap agreements. This gain is classified within discontinued operations.

    In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES (SFAS 146). SFAS 146 will apply to exit ("restructuring") plans initiated after December 31, 2002. Under SFAS 146, restructuring costs associated with a plan to exit an activity are required to be recognized when incurred. Currently, the Company's accounting policy is to recognize exit costs when the Company commits to an exit plan, consistent with the guidance in EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)."

    In October 2002, the Emerging Issues Task Force of the FASB reached tentative conclusion on the accounting for revenues in transactions that involve multiple deliverables. The expected guidance will govern how to identify whether goods or services or both, that are to be delivered separately in a bundled sales arrangement, should be accounted for separately. The guidance from the tentative conclusion would be effective for fiscal years beginning after December 15, 2002, if the EITF ultimately reaches a consensus on the issue. The Company would, therefore, be required to adopt the guidance in the financial statements for the quarter ended March 31, 2003. The Company has not yet determined the impact of this issue on the consolidated financial statements.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At September 30, 2002, we recorded our marketable available-for-sale equity securities at a fair value of $1.3 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 78% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $1.6 million for the nine months ended September 30, 2002.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. The fair value of these swaps was approximately $(10.0) million at September 30, 2002. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our Credit Facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003.

ITEM 4. CONTROLS AND PROCEDURES.

    (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rule 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")).

    Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in this report has been timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this report has been accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    (b) CHANGES IN INTERNAL CONTROLS.

    There have been no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          2.1           Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso
                        Investment Associates V, L.P., Kelso Equity Partners V,
                        L.P., Carousel Capital Partners, L.P. and certain other
                        signatories thereto.(1)
          2.2           Network Transition Agreement, dated November 7, 2001, by and among FairPoint Solutions, Choice One Communications Inc.
                        and selected subsidiaries of Choice One Communications
                        Inc.(9)
          2.3           Asset Purchase Agreement, dated October 19, 2001, by and
                        among FairPoint Solutions and Advanced TelCom, Inc.(10)
          2.4           Asset Purchase Agreement dated June 14, 2001 between
                        Illinois Consolidated Telephone Company and Odin Telephone
                        Exchange, Inc.(8)
          2.5           Stock Purchase Agreement dated as of May 7, 2001 by and
                        among MJD Ventures, Inc., Scott William Horne, Susan Elaine
                        Horne, Mona Jean Horne, Scott William Horne and Susan Elaine
                        Horne being and as Trustees of Grantor Retained Annuity
                        Trust created by Mona Jean Horne and Mona Jean Horne being and as Trustee of the Mona Jean Horne Revocable Trust and
                        Marianna and Scenery Hill Telephone Company.(8)
          3.1           Seventh Amended and Restated Certificate of Incorporation of
                        the Company.(11)
          3.2           By-Laws of the Company.(4)
          3.3           Certificate of Designation of Series A Preferred Stock of
                        the Company.(11)
          4.1           Indenture, dated as of May 5, 1998, between FairPoint and
                        United States Trust Company of New York, relating to
                        FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes
                        due 2008 and $75,000,000 Floating Rate Callable Securities
                        due 2008.(3)
          4.2           Indenture, dated as of May 24, 2000, between FairPoint and
                        United States Trust Company of New York, relating to
                        FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes
                        due 2010.(4)
          4.3           Form of Initial Fixed Rate Security.(3)
          4.4           Form of Initial Floating Rate Security.(3)
          4.5           Form of Exchange Fixed Rate Security.(3)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
          4.6           Form of Exchange Floating Rate Security.(3)
          4.7           Form of 144A Senior Subordinated Note due 2010.(4)
          4.8           Form of Regulation S Senior Subordinated Note due 2010.(4)
          4.9           Registration Rights Agreement dated as of May 19, 2000
                        between FairPoint and the Initial Purchasers named
                        therein.(4)
         4.10           Form of Series A Preferred Stock Certificate of the
                        Company.(11)
         10.1           Credit Agreement dated as of March 30, 1998 among FairPoint, various lending institutions, NationsBank of Texas, N.A. and
                        Bankers Trust Company.(3)
         10.2           First Amendment to Credit Agreement dated as of April 30,
                        1998 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(3)
         10.3           Second Amendment to Credit Agreement dated as of May 14,
                        1999 among FairPoint, NationsBank of Texas, N.A. and Bankers
                        Trust Company.(4)
         10.4           Amendment and Waiver dated as of January 12, 2000 among
                        FairPoint, NationsBank of Texas, N.A. and Bankers Trust
                        Company.(4)
         10.5           Fourth Amendment and Consent dated as of March 14, 2000
                        among FairPoint, First Union National Bank, Bank of America,
                        N.A. and Bankers Trust Company.(2)
         10.6           Fifth Amendment and Consent dated as of October 6, 2000
                        among FairPoint, First Union, National Bank, Bank of
                        America, N.A. and Bankers Trust Company.(5)
         10.7           Sixth Amendment to Credit Agreement and First Amendment to
                        Pledge Agreement dated as of March 30, 2001 among FairPoint,
                        First Union, National Bank, Bank of America, N.A. and
                        Bankers Trust Company.(7)
         10.8           Seventh Amendment to Credit Agreement dated as of July 25,
                        2002 among FairPoint, Wachovia Bank, N.A., Bank of America,
                        N.A., Deutsche Bank Trust Company Americas and various
                        lending institutions.(12)
         10.9           Amended and Restated Credit Agreement dated as of May 10,
                        2002 among FairPoint Solutions, various lending
                        institutions, Bank of America, N.A., Deutsche Bank Trust
                        Company Americas and Wachovia Bank, National Bank.(11)
        10.10           Amended and Restated Preferred Stock Issuance and Capital
                        Contribution Agreement dated as of May 10, 2002 among
                        FairPoint and Wachovia Bank, National Association, and
                        various lending institutions.(11)
        10.11           Amendment to Security Documents dated as of May 10, 2002 by and among FairPoint Solutions, each of the Assignors party to the Security Agreement, each of the Pledgors party to the
                        Pledge Agreement and Wachovia Bank, National
                        Association.(11)
        10.12           Amended and Restated Subsidiary Guaranty dated as of
                        November 9, 2000 made by FairPoint Communications Solutions
                        Corp. New York, FairPoint Communications Solutions Corp.
                        Virginia and FairPoint Solutions Capital, LLC.(5)
        10.13           Amended and Restated Pledge Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions, the Guarantors,
                        the Pledgors and First Union National Bank.(5)
        10.14           Amended and Restated Tax Sharing Agreement dated November 9,
                        2000 by and among FairPoint and its Subsidiaries.(5)
        10.15           Amended and Restated Security Agreement dated as of November
                        9, 2000 by and among FairPoint Solutions and First Union
                        National Bank.(5)
        10.16           Form of FairPoint Communications Solutions Corp. Tranche A
                        Term Note.(11)
        10.17           Form of FairPoint Communications Solutions Corp. Tranche B
                        Term Note.(11)
        10.18           Form of B Term Note.(3)
        10.19           Form of C Term Note Floating Rate.(3)
        10.20           Form of C Term Note Fixed Rate.(3)
        10.21           Form of RF Note.(3)
        10.22           Form of AF Note.(3)

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        10.23           Subsidiary Guaranty dated as of March 30, 1998 by MJD
                        Holdings Corp., MJD Ventures, Inc., MJD Services Corp., ST
                        Enterprises, Ltd. for the benefit of Bankers Trust
                        Company.(3)
        10.24           Pledge Agreement dated as of March 30, 1998 among MJD
                        Communications, Inc., ST Enterprises, Ltd., MJD Holdings
                        Corp., MJD Services Corp., MJD Ventures, Inc., C-R
                        Communications, Inc., as pledgors, and Bankers Trust
                        Company, as collateral agent and pledgee.(3)
        10.25           Stockholders' Agreement dated as of January 20, 2000 of
                        FairPoint.(1)
        10.26           Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
        10.27           Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
        10.28           Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
                        Company, L.P.(1)
        10.29           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between
                        FairPoint and JED Communications Associates, Inc.(1)
        10.30           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between
                        FairPoint and Daniel G. Bergstein.(1)
        10.31           Non-Competition, Non-Solicitation and Non-Disclosure
                        Agreement dated as of January 20, 2000 by and between
                        FairPoint and Meyer Haberman.(1)
        10.32           Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party
                        thereto.(1)
        10.33           Employment Agreement dated as of January 20, 2000 by and
                        between FairPoint and John P. Duda.(1)
        10.34           Employment Agreement dated as of January 20, 2000 by and
                        between FairPoint and Walter E. Leach, Jr.(1)
        10.35           Institutional Stock Purchase Agreement dated as of January
                        20, 2000 by and among FairPoint and the other parties
                        thereto.(1)
        10.36           Institutional Stockholders Agreement dated as of January 20,
                        2000 by and among FairPoint and the other parties
                        thereto.(1)
        10.37           FairPoint 1995 Stock Option Plan.(4)
        10.38           FairPoint Amended and Restated 1998 Stock Incentive Plan.(4)
        10.39           FairPoint 2000 Employee Stock Option Plan.(4)
        10.40           Employment Agreement dated as of January 1, 2002 by and
                        between FairPoint and Eugene B. Johnson.(10)
        10.41           Succession Agreement dated as of December 31, 2001 by and
                        between FairPoint and Jack H. Thomas.(10)
           21           Subsidiaries of the Company.(10)
         99.1           Chief Executive Officer Certification pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.*
         99.2           Chief Financial Officer Certification pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.*

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

 (12) Incorporated by reference to the quarterly report of the Company for the period ended June 30, 2002, filed on Form 10-Q.

    (b) Reports on Form 8-K

        On September 26, 2002, the Company filed a Current Report on Form 8-K announcing that certain of its executive officers participated in a high yield conference sponsored by Deutsche Bank.

                                   SIGNATURES

    Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FAIRPOINT COMMUNICATIONS, INC.

                                                     By:           /s/ WALTER E. LEACH, JR.
                                                          ------------------------------------------
                                                                  Name: Walter E. Leach, Jr.
                                                               Title: SENIOR VICE PRESIDENT AND
                                                                    CHIEF FINANCIAL OFFICER

                                 CERTIFICATION

I, Eugene B. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FairPoint Communications, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 15d-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

    (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

    (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

    (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November [14], 2002

/s/ EUGENE B. JOHNSON
----------------------------
Eugene B. Johnson
Chief Executive Officer

                                 CERTIFICATION

I, Walter E. Leach, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of FairPoint Communications, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 15d-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

    (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

    (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

    (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November [14], 2002

/s/ WALTER E. LEACH, JR.
----------------------------
Walter E. Leach, Jr.
Chief Financial Officer