Form 10-K
period 2002-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2003-03-27
CIK 1062613

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

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.*

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

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

                            ------------------------

       Registrant's Telephone Number, Including Area Code:(704) 344-8150.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / / No /X/

    As of March 25, 2003, the registrant had outstanding 45,773,784 shares of Class A common stock and 4,269,440 shares of Class C common stock. There is no public market for our Class A common stock or Class C common stock.

    Documents incorporated by reference: None

* Although the registrant is not currently required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 to file this annual report, the registrant is voluntarily filing this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

        ITEM                                                                            PAGE
       NUMBER                                                                          NUMBER
---------------------                                                                 --------
                        Index.......................................................        i

                                            PART I

 1.                     Business....................................................        1

 2.                     Properties..................................................       14

 3.                     Legal Proceedings...........................................       14

 4.                     Submission of Matters to a Vote of Security Holders.........       14

                                           PART II

 5.                     Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................       14

 6.                     Selected Financial Data.....................................       15

 7.                     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................       18

 7A.                    Quantitative and Qualitative Disclosures about Market
                        Risk........................................................       34

 8.                     Independent Auditors' Report and Consolidated Financial
                        Statements..................................................       36

 9.                     Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................       86

                                           PART III

 10.                    Directors and Executive Officers of the Registrant..........       86

 11.                    Executive Compensation......................................       89

 12.                    Security Ownership of Certain Beneficial Owners and
                        Management and Related Stockholder Matters..................       93

 13.                    Certain Relationships and Related Transactions..............       95

 14.                    Controls and Procedures.....................................       97

                                           PART IV

 15.                    Exhibits, Financial Statement Schedules, and Reports on Form
                        8-K.........................................................       98

                        Reports on Form 8-K.........................................       98

                        Independent Auditors' Report and Schedule...................       99

                        Signatures..................................................      101

                        Exhibit Index...............................................      102

                                     PART I

    Except as otherwise required by the context, references in this Annual Report to "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries. All references to the "Company" refer to FairPoint Communications, Inc. excluding its subsidiaries and references to "Carrier Services" refer to FairPoint Carrier Services, Inc. (formerly known as FairPoint Communications Solutions Corp.) and its subsidiaries.

ITEM 1. BUSINESS

OUR BUSINESS

    We are a leading provider of telecommunications services in rural communities, offering an array of services including local voice, long distance, data and Internet primarily to residential customers. According to an industry source, we believe that we are the 16th largest local telephone company in the United States, with over 243,000 access lines in service as of December 31, 2002.

    We were incorporated in February 1991 for the purpose of acquiring and operating telephone companies in rural markets. Since our inception, we have acquired 29 such businesses, which are located in 18 states. All of our telephone company subsidiaries qualify as rural local exchange carriers, or RLECs, under the Telecommunications Act of 1996, or the Telecommunications Act. RLECs are generally characterized by stable operating results and strong cash flow margins and operate in generally supportive regulatory environments. In particular, pursuant to existing state and federal regulations, we are able to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas and difficulties inherent in reselling such services to a predominantly residential customer base.

COMPETITIVE STRENGTHS

    We believe we are distinguished by the following competitive strengths:

    - CONSISTENT AND PREDICTABLE CASH FLOW FROM RURAL TELEPHONE BUSINESS. Demand for telephone services from residential and small business customers in rural parts of the country has historically been very stable despite changing economic conditions. As a result, we have experienced a stable access line count during the last two years, while regional bell operating companies, or RBOCs, have lost a significant number of access lines during the same period. Our stable access line count helps us to generate consistent revenues. Additionally, our telephone companies operate in generally supportive regulatory environments that enable us to generate strong cash flow margins.

    - FAVORABLE RURAL MARKET DYNAMICS. We believe that the rural telecommunications market is attractive due to generally supportive regulatory environments and limited competition. All of our telephone company subsidiaries qualify as RLECs. Therefore, they are exempt from certain interconnection requirements and are entitled to benefit from a number of cost recovery mechanisms associated with the "rural carrier" designation. Each of our RLECs typically experiences little competition in its market because the low customer density and high residential component of our customer base will not support the significant capital investment required to offer competitive service. As a result, we have virtually no wireline competition in any of our markets. In addition, the rural areas in which we operate attract only limited competition from cable and wireless service providers.

    - TECHNOLOGICALLY ADVANCED INFRASTRUCTURE AND SIGNIFICANT SCALE. Our advanced RLEC networks consist of central office hosts and remote sites with all digital switches, primarily manufactured by Nortel and Siemens, operating with the most current software. As of December 31, 2002, we maintained over 25,000 miles of copper plant and approximately 2,200 miles of fiber optic plant in order to service our 243,000 access lines. In addition, we believe that we have achieved significant scale efficiencies by centralizing many functions from each RLEC, such as purchasing, network planning and accounting.

    - BROADEST SERVICE OFFERINGS IN OUR MARKETS. We believe that, as a result of our advanced network and switching infrastructure we offer the only complete bundle of telecommunications services, including local voice, long distance, data and Internet services, in our markets. In addition, we offer enhanced features such as caller name and number identification, call waiting, call forwarding, teleconferencing, video conferencing and voicemail. We also offer high-speed Internet access via digital subscriber line, or DSL, technology, dedicated T-1 connections and Internet dial-up.

    - EXPERIENCED MANAGEMENT TEAM WITH PROVEN TRACK RECORD. We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 27 years of experience working with a variety of telephone companies. Additionally, our regional presidents have an average of 29 years of experience in the telecommunications industry. Our management team has successfully integrated 29 business acquisitions since 1993, improving revenues and cash flow significantly while maintaining service quality.

BUSINESS STRATEGY

    The key elements of our business strategy include:

    - CONTINUE TO IMPROVE OPERATING EFFICIENCY AND PROFITABILITY. We have achieved significant operating efficiencies at our acquired RLECs by applying our operating, regulatory, marketing, technical and management expertise. We intend to continue to increase our operating efficiency by consolidating various administrative functions and implementing best practices across all of our regions. For example, we have initiated a process to integrate all billing systems into a single, outsourced billing platform. When completed, we plan to use this platform to develop regional customer service and call centers, enhancing our operating efficiency and creating a significantly improved customer data base to allow us to optimize our marketing initiatives.

    - CROSS-SELL AND OFFER ADDITIONAL SERVICES TO INCREASE REVENUE PER CUSTOMER. We have focused and will continue to focus on increasing our revenues by introducing innovative marketing strategies for enhanced and ancillary services and by offering applications and technologies to meet the growing needs of our rural customers. Approximately 79% of our customers are residential, and we have long standing relationships with these customers. This has allowed us to successfully cross-sell broadband and value-added services, such as DSL, Internet dial-up, call waiting, caller ID and voicemail, to our customers. We intend to continue to offer new products and services for residential and business customers in our markets to increase revenues and cash flows.

    - INCREASE CUSTOMER LOYALTY AND BRAND IDENTITY. We seek to build long-term relationships with our customers by offering an array of telecommunications services and ongoing, consistent customer care. We believe that our service driven customer relationships and local presence lead to high levels of customer satisfaction and increased demand for enhanced and ancillary services.

    - PURSUE SELECTIVE ACQUISITIONS AND DIVESTITURES. Since 1993, we have successfully completed 29 strategic acquisitions. We continue to evaluate and pursue opportunities to make acquisitions which would be complementary to our existing operations and provide the opportunity for revenue enhancement and margin improvement. Given these requirements, we believe that such acquisitions will be primarily in regions where we already operate. We would also consider selective divestitures in order to enhance our geographic focus.

RECENT DEVELOPMENTS

    On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% Senior Notes due 2010. Interest is payable on the senior notes at the rate of 11- 7/8% per annum on each March 1 and September 1, commencing on September 1, 2003. The senior notes mature on March 1, 2010.

    In connection with the issuance of the senior notes, the Company entered into an amended and restated credit agreement, dated as of March 6, 2003, among the Company, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and various lending institutions. The amended and restated credit agreement provides for: (i) a new $70.0 million revolving credit facility ($60.0 million of which has been committed) which matures on March 31, 2007 (loans under the revolving credit facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%) and (ii) a new term loan A facility of $30 million which matures on March 31, 2007 (loans under the term loan A facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%). The new term loan A facility was drawn in full on March 6, 2003. In addition, mandatory payments under the term loan C facility were rescheduled to be $2.0 million, $20.9 million, $20.0 million, $29.6 million and a final
$56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively, and the interest rate per annum on loans under the term loan C facility was increased to a base rate plus 3.50% or LIBOR plus 4.50%.

    We used the proceeds from the offering of the senior notes and the borrowings under the new term loan A facility to: (i) repay all tranche RF and tranche AF revolving loans under our existing credit facility; (ii) repay all tranche B term loans under our existing credit facility; (iii) repurchase at a 35% discount $13.3 million aggregate liquidation preference of our Series A Preferred Stock (together with accrued and unpaid dividends thereon); (iv) repurchase $9.8 million aggregate principal amount of our outstanding 9- 1/2% senior subordinated notes due 2008 and $7.0 million aggregate principal amount of our outstanding 12- 1/2% senior subordinated notes due 2010; and (vi) repay at a 30% discount $2.2 million of loans made by Wachovia Bank, National Association, under the Carrier Services credit facility. As a result, we recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively, in the Statement of Operations and a $2.8 million gain for the retirement of the Series A Preferred Stock directly to stockholders' deficit in 2003. Additionally, we recorded a non-operating loss of $5.3 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

OUR SERVICES

    We offer a broad portfolio of high-quality telecommunications services for residential, business, government and carrier customers in each of the markets in which we operate. Our service offerings are locally managed to better serve the needs of each community. We believe we are able to efficiently and reliably provide, by using local personnel, all of the telecommunications services required by our customers, thereby allowing us to establish and maintain a recognized and respected brand identity within each of our service areas. These include services traditionally associated with local telephone companies, as well as other services such as long distance, data and Internet services, and enhanced services. Based on our understanding of our local customers' needs, we have attempted to be proactive by offering bundled services designed to simplify the customer's purchasing and management process.

    We operate in an industry that is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers.

    We primarily generate revenue through: (i) the provision of our basic local telephone service to customers within our service areas; (ii) the provision of network access to interexchange carriers, or IXCs, for origination and termination of interstate and intrastate long distance phone calls;
(iii) Universal Service Fund or USF payments; and (iv) the provision of ancillary services such as long distance resale, data and Internet services, enhanced services, such as caller name and number identification, and billing and collection for IXCs.

    The following chart summarizes each component of our revenue sources for the year ended December 31, 2002:

REVENUE SOURCE                            % REVENUE                 DESCRIPTION
--------------                            ---------   ----------------------------------------
Local Calling Services                       23%      Enables the local customer to originate
                                                      and receive an unlimited number of calls
                                                      within a defined "exchange" area. The
                                                      customer is charged a flat monthly fee
                                                      for basic service, usage charges for
                                                      local calls and service charges for
                                                      special calling features.
Network Access Charges                       48%      Enables long distance companies and
                                                      other customers to utilize our local
                                                      network to originate or terminate
                                                      intrastate and interstate calls. The
                                                      network access charges are paid by the
                                                      IXC to us and are regulated by state
                                                      regulatory agencies and the FCC,
                                                      respectively.
USF                                          10%      We receive USF payments to support the
                                                      high cost of providing local telephone
                                                      service in rural locations. The funds
                                                      are allocated and distributed to us from
                                                      pools of funds generated by IXCs and
                                                      local exchange carriers, or LECs. This
                                                      10% represents high cost loop support
                                                      payments.
Long Distance Services                        7%      We receive revenues for intrastate and
                                                      interstate long distance services
                                                      provided to our retail and wholesale
                                                      long distance carriers.
Data and Internet Services                    4%      We receive revenues from monthly
                                                      recurring charges for services,
                                                      including DSL, special access, private
                                                      lines, Internet and other services.
Other Services                                8%      We generate revenues from other
                                                      services, including enhanced services
                                                      and billing and collection.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding our revenue sources.

    LOCAL CALLING SERVICES

    Local calling services includes basic local lines, private lines and switched data services. We provide local calling services to residential, business and government customers, generally for a fixed monthly charge. In an RLEC's territories, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

    NETWORK ACCESS CHARGES

    Network access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. We bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below.

    INTRASTATE ACCESS CHARGES. We generate intrastate access revenue when an intrastate long distance call involving an IXC is originated by a customer in our RLEC exchange to a customer in another exchange in the same state. The IXC pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system, or CABS, and receive the access payment from the IXC. When one of our customers originates the call, we typically provide billing and collection for the IXC through a billing and collection agreement. The access charge for our intrastate service is regulated and approved by the state regulatory authority.

    INTERSTATE ACCESS CHARGES. We generate interstate access revenue when an interstate long distance call is originated by a customer calling from one state to a customer in another state. We bill interstate access charges in the same manner as we bill intrastate access charges; however, the interstate access charge is regulated and approved by the FCC instead of the state regulatory authority.

    USF REVENUE

    The USF supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost rural areas are consistent with rates charged in lower cost urban and suburban areas. The USF, which is funded by monthly fees charged to IXCs and LECs, distributes funds to us on a monthly basis based upon our costs for providing local service. USF payments represented approximately 17% of our revenues for the year ended December 31, 2002. Of such support payments, approximately 10% of our revenues resulted from the high cost loop support and is based upon our average cost per loop compared to the national average cost per loop. The remaining 7% of our USF payments consists of local switching support, long term support and interstate common line support and is included in our interstate access revenues. This reflects the changes in the universal service support as a result of the MAG plan which moved the implicit support from access charges and made it explicit. See "--Regulatory Environment."

    LONG DISTANCE SERVICES

    We offer switched and dedicated long distance services throughout our service areas through resale agreements with national IXCs. In addition, through Carrier Services, we offer wholesale long distance services to other independent telephone companies. Currently, we provide long distance services to over forty independent telephone companies in the United States.

    DATA AND INTERNET SERVICES

    We offer Internet access via DSL technology, dedicated T-1 connections, Internet dial-up and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the web. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

    OTHER SERVICES

    We seek to capitalize on our RLECs' local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for IXCs.

    ENHANCED SERVICES. Our advanced digital switch platform allows us to offer enhanced services such as call waiting, call forwarding and transferring, call hunting, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial, or DID.

    BILLING AND COLLECTION. Many IXCs provide long distance services to our RLEC customers and elect to use our billing and collection services. Our RLECs charge IXCs a billing and collection fee for each call record generated by the IXC's customer.

OUR MARKETS

    Our 29 RLECs operate as the incumbent local exchange carrier in each of their respective markets. Our RLECs serve an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 79% of these access lines serve residential customers. Our business customers account for approximately 21% of our access lines. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

SALES AND MARKETING

    Our marketing approach emphasizes locally-managed, customer-oriented sales, marketing and service. We believe most telecommunications companies devote their resources and attention primarily toward customers in more densely populated markets. We seek to differentiate ourself from our competitors by providing a superior level of service to each of the customers in the rural markets we serve.

    Each of our RLECs has a long history in the communities it serves. It is our policy to maintain and enhance the strong brand identity and reputation that each RLEC enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our brand identity in order to attain higher recognition with potential customers.

    To demonstrate our commitment to the markets we serve, we maintain local offices in most of the population centers within our service territories. These offices are typically staffed by local residents and provide sales and customer support services in the community. We believe that local offices facilitate a direct connection to the community, which improves customer satisfaction and loyalty.

    In addition, our strategy is to enhance our telecommunications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote rural economic development in the rural communities we serve.

    Many of the RLECs acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring the RLECs, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2002, we had 216 employees engaged in sales, marketing and customer service.

    We have two basic tiers of customers: (i) local customers located in our local access and transport areas, or LATAs, who pay for local phone service and
(ii) the IXCs which pay us for access to customers located within our LATAs. In general, the vast majority of our local customers are residential, as opposed to business, which is typical for rural telephone companies.

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

NETWORK ARCHITECTURE AND TECHNOLOGY

    Our RLEC networks consist of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel and Siemens, operating with the most current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of December 31, 2002, we maintained over 25,000 miles of copper plant and 2,200 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

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

    In our RLEC markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2002, we had invested approximately $7.6 million in this technology and deployed this technology in all 29 of our RLECs, reaching 114 of 142 exchanges within these 29 RLECs.

    To be successful, we will need to continue to provide our customers reliable service over our network. Some of the risks to our network and infrastructure include: physical damage to access lines; power surges or outages; software defects; and disruptions beyond our control. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses. In addition, rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to efficiently respond to these technological changes.

DISCONTINUED OPERATIONS

    In early 1998, we launched our competitive local exchange carrier, or CLEC, enterprise through our wholly-owned subsidiary, Carrier Services. In
November 2001, we decided to discontinue such CLEC operations. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' CLEC operations. Carrier Services has discontinued its CLEC operations.

    Carrier Services will continue to provide wholesale long distance service and support to our RLEC subsidiaries and other independent local exchange companies. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers.

REGULATORY ENVIRONMENT

    Our communications services are subject to extensive federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the Federal Communications Commission, or FCC, generally exercises jurisdiction over all facilities and services of telecommunications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, including our use of public rights of way, and by requiring us to obtain construction permits and abide by building codes.

    We believe that competition in our telephone service areas will increase in the future as a result of the Telecommunications Act, although the ultimate form and degree of competition cannot be ascertained at this time. To date, we do not believe that we have encountered significant competition in our traditional telephone markets.

    FEDERAL REGULATION

    We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act contained in the Telecommunications Act dramatically changed and are expected to continue to change the landscape of the telecommunications industry. The central aim of the Telecommunications Act was to open local telecommunications marketplaces to competition while enhancing universal service. Most significantly, the Telecommunications Act governs the removal of barriers to market entry into local telephone services, requires ILECs to interconnect with competitors, establishes procedures pursuant to which ILECs may provide other services, such as the provision of long distance services by RBOCs, and imposes on ILECs duties to negotiate in good faith.

    REMOVAL OF ENTRY BARRIERS. Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent local telephone company. The Telecommunications Act preempts state and local laws that prevent competitive entry into the provision of any communications service. However, states can modify conditions of entry into areas served by rural telephone companies where the state utility commission determines that competitive entry is in the public interest. Since the passage of the Telecommunications Act, we have experienced only limited competition from cable and wireless service providers.

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

    ACCESS CHARGES. The FCC regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC has structured these prices, also referred to as "access charges," as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers. State regulatory commissions regulate intrastate access charges. Many states generally mirror the FCC price structure. A significant amount of our revenues come from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions served by our rural telephone companies. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates are subject to change at any time.

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

    The FCC has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the FCC adopted an order implementing the beginning phases of the MAG plan to reform the access charge system for rural carriers. The MAG plan is revenue neutral to our operating companies. Among other things, the MAG plan reduces access charges and shifts a portion of cost recovery, which historically have been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural telephone companies has decreased and may continue to decrease. In adopting the MAG plan, the FCC also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25 percent. Additionally, the FCC initiated a rulemaking proceeding to investigate the MAG's proposed incentive regulation plan and other means of allowing rate-of-return carriers to increase their efficiency and competitiveness. The MAG plan expires in 2006 and will need to be renewed or replaced at such time. In addition, to the extent our rural telephone companies become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange providers rather than to us. Additionally, the access charges we receive may be reduced as a result of wireless competition. Such a circumstance could have a material adverse effect on our financial condition and results of operations. It is unknown at this time what additional changes, if any, the FCC may eventually adopt.

    RLEC SERVICES REGULATION. Our RLEC services segment revenue is subject to regulation including incentive regulation by the FCC and various state regulatory agencies. We believe that state lawmakers will continue to review the statutes governing the level and type of regulation for telecommunications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services more expeditiously than in the past.

    The FCC generally must approve in advance most transfers of control and assignments of operating authorizations by FCC-regulated entities. Therefore, if we seek to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations.

    The FCC has required that incumbent, independent, local exchange carriers, that provide interstate long distance services originating from their local exchange service territories, must do so in accordance with "structural separation" rules. These rules require that our long distance affiliates
(i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from its affiliated local exchange telephone company at tariffed rates, terms and conditions. The FCC has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements, however, we cannot predict the outcome of that proceeding.

    STATE REGULATION

    Most states have some form of certification requirement that requires providers of telecommunications services to obtain authority from the state telecommunications regulatory commission prior to offering common carrier services. Our 29 RLECs operate as the incumbent local telephone companies in each of the 18 states in which we operate and are certified in those states to provide local telephone services. State telecommunications regulatory commissions generally regulate the rates incumbent local telephone companies charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the FCC has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local telephone companies must file tariffs setting forth the terms, conditions and prices for their intrastate services, and such tariffs may be challenged by third parties. Subsidiaries of the Company recently completed rate cases in Vermont and Illinois and have rate cases pending in Kansas and Maine.

    Under the Telecommunications Act, state telecommunications regulatory agencies have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent local telephone companies and competitive local telephone companies, in accordance with rules set by the FCC. However, because all of our 29 subsidiaries qualify as RLECs under the Telecommunications Act, they have an exemption from the incumbent local telephone company interconnection requirements until they receive a bona fide request for interconnection and the applicable state telecommunications regulatory commission lifts the exemption. State regulatory commissions may also formulate rules regarding taxes and fees imposed on providers of telecommunications services within their respective states to support state universal service programs. States often require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities. Therefore, in most instances we will be required to seek state approval prior to completing new acquisitions of RLECs. States generally retain the right to sanction a carrier or to revoke certifications if a carrier materially violates relevant laws and/or regulations.

    LOCAL GOVERNMENT AUTHORIZATIONS

    We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand fiber optic facilities in certain rural communities. Some of these franchises may require the payment of franchise fees. We have obtained such municipal franchises as were required. In some rural areas, we do not need to obtain such permits or franchises because the subcontractors or electric utilities with which we have contracts already possess the requisite authorizations to construct or expand our networks.

    THE PROMOTION OF LOCAL SERVICE COMPETITION AND TRADITIONAL TELEPHONE
     COMPANIES

    As discussed above, the Telecommunications Act provides, in general, for the removal of barriers to entry into the telecommunications industry in order to promote competition for the provision of local service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service, and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by rural telephone companies.

    Pursuant to the Telecommunications Act, local exchange carriers, including both incumbent telephone companies and competitive communications providers, are required to: (i) allow others to resell their services at retail rates;
(ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors' costs of completing calls to competitors' customers. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. Under the Telecommunications Act, our RLECs may request from state public utility commissions, or PUCs, exemption, suspension or modification of any or all of the requirements described above. A PUC may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and generally avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. If a PUC denies some or all of any such request made by one of our RLECs, or did not allow us adequate compensation for the costs of providing interconnection, our costs could increase. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights. We have not filed any such requests.

    The Telecommunications Act, with certain exceptions, imposes the following additional duties on incumbent telephone companies, by requiring them to:
(i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent telephone company. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. However, pursuant to the Telecommunications Act our RLECs are automatically exempt from these additional incumbent telephone company requirements, except in Florida where the legislature has determined that all local exchange carriers are required to provide interconnection services as prescribed in the Telecommunications Act. This exemption can be rescinded or modified by a state PUC if a competing carrier files a bona fide request for interconnection services or access to network elements. If such a request is filed by a potential competitor with respect to one of our operating territories, we are likely to ask the relevant PUC to retain the exemption. A PUC may grant such a potential competitor's request if it determines such interconnection request is not unduly economically burdensome, is technically feasible and is consistent with universal service obligations. If a state PUC rescinds such exemption in whole or in part and if the state PUC does not allow us adequate compensation for the costs of providing the interconnection, our costs would significantly increase and we could suffer a significant loss of customers to competitors. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

    PROMOTION OF UNIVERSAL SERVICE

    The USF payments received by our RLECs from the USF Fund are intended to support the high cost of our operations in rural markets. Such USF support payments represented 17% of our revenues for the year ended December 31, 2002. If our RLECs were unable to receive USF support payments, or if such support payments were reduced, many of our RLECs would be unable to operate as profitably as they have historically. Furthermore, under the current regulatory scheme, as the number of access lines that we have in any given state increases, the rate at which we can recover certain support payment decreases. Therefore, as we implement our growth strategy, our eligibility for such support payments may decrease.

    Universal service rules have been adopted by both the FCC and the PUCs. One of the implemented principles provides that USF funds will be distributed only to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state PUC. All of our rural telephone companies have been designated as ETCs pursuant to the Telecommunications Act. However, under the Telecommunications Act, competitors could obtain the same support payments as we do if a PUC determined that granting such support payments to competitors would be in the public interest.

    Traditional telephone companies receive USF payments pursuant to existing mechanisms for determining the amounts of such payments with some limitations, such as on the amount of corporate operating expense that can be recovered from the USF.

    Two notable regulatory changes enacted by the FCC in the last two years are the adoption, with certain modifications, of the RTF's proposed framework for rural high-cost universal service support and the implementation of the beginning phases of the MAG plan. The RTF Order modifies the existing universal service support mechanism for RLECs and adopts an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The FCC has stated its intention to develop a long-term plan based on forward-looking costs when the five-year period expires in 2006. The MAG plan creates a new universal service support mechanism, Interstate Common Line Support, to replace implicit support for universal service in access charges.

    In addition, there are a number of appeals challenging several aspects of the FCC's universal service rules. It is not possible to predict at this time whether the FCC or Congress will order modification to those rules, or the ultimate impact any such modification might have on us.

    POTENTIAL INTERNET REGULATORY OBLIGATIONS

    In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable operators' communications networks. The outcome of these proceedings may affect our regulatory obligations and the form of competition for these services. We cannot predict the nature of these regulations or their impact on our business.

    OTHER REGULATIONS

    Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing the management, storage and disposal of hazardous substances, materials and wastes. Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any contamination at owned or operated properties; or for contamination arising from the disposal by us or our predecessors of hazardous wastes at formerly-owned properties or at third-party waste disposal sites. In addition, we could be held responsible for third-party property or personal injury claims relating to any such contamination or relating to violations of environmental laws. Changes in existing laws or regulations or future acquisitions of businesses could require us to incur substantial costs in the future relating to such matters.

COMPETITION

    We believe that the Telecommunications Act and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of telecommunications services; however, many of the competitive threats now confronting the large telephone companies do not currently exist in the RLEC marketplace. Our RLECs historically have experienced little competition as the incumbent carrier because the demographic characteristics of rural telecommunications markets generally will not support the significant capital investment required to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas, as RLECs typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage competitors from entering territories serviced by RLECs. As a result, RLECs generally are not faced with the threat of significant competition. In fact, we have virtually no wireline competition in any of our RLEC markets.

    In certain of our rural markets, we face competition from wireless technology. We do not expect this technology to represent a significant threat in the near term, but as technology and economies of scale improve we may experience increased competition from wireless carriers. We also face competition from new market entrants, such as cable television and electric utilities companies. Cable television companies are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Electric utilities have existing assets and low cost access to capital that could allow them to enter a market rapidly and accelerate network development.

    The Internet services market is also highly competitive, and we expect that competition will continue to intensify. Internet services, meaning both Internet access (wired and wireless) and on-line content services, are provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as America Online, Inc., Microsoft Network and Yahoo, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies and cable television operators, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

    In addition, we could face increased competition from CLECs, particularly in offering services to Internet service providers.

EMPLOYEES

    As of December 31, 2002, we employed a total of 803 full-time employees, including 126 employees of our RLEC companies represented by four unions. We believe the state of our relationship with our union and non-union employees is satisfactory. Within our Company, 26 employees are employed at our corporate office, 771 employees are employed at our RLEC companies and 6 employees are employed by Carrier Services.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the common equity of the Company. Substantially all of the Company's outstanding common equity securities are owned by affiliates of Kelso & Company ("Kelso"), Thomas H. Lee Equity Fund IV, L.P. ("THL"), certain institutional investors and the Company's executive officers and directors.

    As of March 25, 2003, there were approximately 69 record holders of the Company's Class A common stock and 14 record holders of the Company's Class C common stock.

    There were 6,201,546 options to purchase shares of Class A common stock outstanding as of March 25, 2003, of which 4,303,376 were fully vested.

    There are no shares of the Company's common stock that could be sold pursuant to Rule 144 under the Securities Act or, other than pursuant to the Company's registration rights agreement with certain of our stockholders, that we have agreed to register under the Securities Act for sale by the security holders.

    Our ability to pay dividends is governed by restrictive covenants contained in the indentures governing our publicly held debt as well as restrictive covenants in our bank lending arrangements. We have never paid cash dividends on our equity securities and currently have no intention of paying cash dividends on our equity securities for the foreseeable future. For a description of certain restrictions on our ability to pay dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Certain Indebtedness."

EQUITY COMPENSATION PLAN INFORMATION

                                                                       Number of shares
                                                                      remaining available
                                                                              for
                                                                     future issuance under
                         Number of shares       Weighted-average      equity compensation
                         to be issued upon      exercise price of      plans (excluding
                            exercise of            outstanding       securities reflected
                       outstanding options,    options, warrants,             in
                        warrants and rights        and rights             column (a))
Plan Category                   (a)                    (b)                    (c)
---------------------  ---------------------  ---------------------  ---------------------
Equity compensation
  plans approved by
  stockholders.......        6,244,401                $2.85                3,818,009
Equity compensation
  plans not approved
  by stockholders....            0                     $0                      0

    For a description of our equity compensation plans, see "Item 11. Executive Compensation."

ITEM 6. SELECTED FINANCIAL DATA

    Certain of the selected financial data presented below under the captions "Statement of Operations," "Operating Data," "Summary Cash Flow Data" and "Balance Sheet Data" as of December 31, 2001 and 2002, and for each of the years in the three-year period ended December 31, 2002, are derived from the consolidated financial statements of FairPoint, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2001 and 2002, and of each of the years in the three-year period ended December 31, 2002, and the report thereon, are included elsewhere in this report. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Independent Auditors Report and Consolidated Financial Statements." All amounts are in thousands, except access lines and ratios.

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1998       1999       2000       2001        2002
                                                    --------   --------   --------   ---------   --------
STATEMENT OF OPERATIONS:
Revenues..........................................  $ 91,168   $136,422   $195,696   $ 235,213   $235,860
                                                    --------   --------   --------   ---------   --------
Operating expenses:
  Operating costs.................................    50,449     72,518     97,587     117,801    112,272
  Depreciation and amortization(1)................    20,041     30,885     47,070      56,064     47,060
  Stock-based compensation expense................        --      3,386     12,323       1,337        924
                                                    --------   --------   --------   ---------   --------
Total operating expenses..........................    70,490    106,789    156,980     175,202    160,256
                                                    --------   --------   --------   ---------   --------
Income from operations............................    20,678     29,633     38,716      60,011     75,604
Interest expense(2)...............................   (27,170)   (50,464)   (59,556)    (81,053)   (79,796)
Other income (expense), net(3)....................    (1,180)     4,892     13,281      (1,874)    (1,549)
                                                    --------   --------   --------   ---------   --------
Loss from continuing operations before income
  taxes...........................................    (7,672)   (15,939)    (7,559)    (22,916)    (5,741)
Income tax (expense) benefit(3)...................     2,164     (2,179)    (5,607)       (431)      (518)
Minority interest in income of subsidiaries.......       (80)      (100)        (3)         (2)        (2)
                                                    --------   --------   --------   ---------   --------
Loss from continuing operations...................    (5,588)   (18,218)   (13,169)    (23,349)    (6,261)
Income (loss) from discontinued operations........    (2,412)   (10,822)   (75,948)   (188,251)    19,500
                                                    --------   --------   --------   ---------   --------
Net income (loss).................................    (8,000)   (29,040)   (89,117)   (211,600)    13,239
                                                    --------   --------   --------   ---------   --------
Redeemable preferred stock dividends and
  accretion.......................................        --         --         --          --    (11,918)
Net income (loss) attributable to common
  shareholders....................................  $ (8,000)  $(29,040)  $(89,117)  $(211,600)  $  1,321
                                                    ========   ========   ========   =========   ========

OPERATING DATA:
RLEC revenues(4)..................................  $ 86,724   $133,835   $191,778   $ 225,070   $228,543
Adjusted RLEC EBITDA(5)...........................    44,076     69,015    111,403     123,564    132,685
Adjusted RLEC EBITDA margin(6)....................      50.8%      51.6%      58.1%       54.9%      58.1%
Depreciation and amortization(1)..................  $ 20,041   $ 30,885   $ 47,070   $  56,064   $ 47,060
Capital expenditures..............................    10,917     28,293     50,253      43,701     39,454
Total access lines in service.....................   129,649    150,612    235,823     244,626    243,408
  Residential.....................................   103,656    120,387    184,798     191,570    191,598
  Business........................................    25,993     30,225     51,025      53,056     51,810
Ratio of earnings to fixed charges(7).............        --         --         --          --         --

SUMMARY CASH FLOW DATA:
  Net cash provided by operating activities of
    continuing operations.........................  $ 17,778   $ 25,187   $ 48,110   $  38,757   $ 58,752
  Net cash provided by (used in) investing
    activities of continuing operations...........  (223,836)   (61,233)  (285,907)    (57,944)   (31,179)
  Net cash provided by (used in) financing
    activities of continuing operations...........   217,074     47,480    300,089     101,234    (12,546)
  Net cash contributed from continuing operations
    to discontinued operations....................    (4,693)   (15,309)   (67,431)    (83,114)   (12,518)

BALANCE SHEET DATA (AT PERIOD END):
Cash..............................................  $ 13,145   $  9,269   $  4,130   $   3,063   $  5,572
Working capital (deficit)(8)(9)...................     9,557     13,880    (37,384)   (143,434)   (27,358)
Property, plant and equipment, net................   140,838    162,202    277,369     283,280    276,717
Total assets(9)...................................   446,410    517,356    863,547     875,015    829,253
Total long-term debt..............................   368,112    462,395    756,812     907,602    804,190
Total net debt(10)................................   354,967    453,126    752,682     904,539    798,618
RLEC total net debt(11)...........................   354,967    431,379    672,682     778,739    769,789
Series A preferred stock..........................        --         --         --          --     90,307
Total stockholders' equity (deficit)..............     9,886    (11,581)    64,378    (149,510)  (146,150)

--------------------------

(1) On January 1, 2002, the Company adopted SFAS No. 142, "Business Combinations." Pursuant to the requirements of SFAS No. 142, the Company ceased amortizing goodwill beginning January 1, 2002, and instead tests for goodwill impairment annually. Amortization expense for goodwill and equity method goodwill was $3,332, $5,497, $9,950 and $12,180 in fiscal 1998, 1999,
    2000 and 2001, respectively. Depreciation and amortization excludes amortization of debt issue costs.

(2) Interest expense includes amortization of debt issue costs aggregating $1,368, $1,575, $2,362, $4,018 and 3,664 for the fiscal years ended
    December 31, 1998, 1999, 2000, 2001 and 2002, respectively. In 1999, interest expense includes $13,331 related to the retirement of put warrants of one of our subsidiaries.

(3) On January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138. On the date of adoption, the Company recorded a cumulative adjustment of $4,664 in accumulated other comprehensive income for the fair value of the interest rate swaps. Because the interest rate swaps do not qualify as accounting hedges under SFAS No. 133, the change in fair value of the interest rate swaps are recorded as non-operating gains or losses, which the Company classifies in other income (expense). The Company also recorded other income (expense) in 2001 and 2002 for the amortization of the transition adjustment of the swaps initially recognized in accumulated other comprehensive income.

   In the second quarter of 2002, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Accordingly, the Company has reclassified the loss and income tax benefit associated with the extinguishment of debt in 1998, which was previously reported as an extraordinary loss of $2,521. The reclassifications decreased nonoperating other income (expense) by $4,276 and increased income tax benefit by $1,755 in 1998.

(4) "RLEC revenues" means revenues of the Company and its subsidiaries, excluding Carrier Services.

(5) "EBITDA" means net income (loss) from continuing operations before interest expense, income taxes, and depreciation and amortization. "Adjusted RLEC EBITDA" means EBITDA of the Company and its subsidiaries, adjusted to exclude the effects of: (i) changes in the fair value of the interest rate swaps and related amortization of the transition adjustment required following the adoption of SFAS No. 133, (ii) non-cash stock based compensation expense, (iii) losses from the extinguishment of debt,
    (iv) impairment losses for declines in the fair value of investments "other-than-temporary", and (v) Carrier Services' EBITDA. We believe that EBITDA and Adjusted EBITDA are generally considered as useful information regarding a company's ability to incur and service debt. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with generally accepted accounting principles. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Adjusted RLEC EBITDA is calculated as follows (in thousands):

                                                            YEAR ENDED DECEMBER 31
                                             ----------------------------------------------------
                                               1998       1999       2000       2001       2002
                                             --------   --------   --------   --------   --------
Loss from continuing operations............  $ (5,588)  $(18,218)  $(13,169)  $(23,349)  $ (6,261)
Adjustments:
  Interest expense(2)......................    27,170     50,464     59,556     81,053     79,796
  Provision for income taxes...............    (2,164)     2,179      5,607        431        518
  Depreciation and amortization............    20,041     30,885     47,070     56,064     47,060
                                             --------   --------   --------   --------   --------
EBITDA.....................................    39,459     65,310     99,064    114,199    121,113
Adjustments:
  Interest rate swaps(12)..................        --         --         --      8,134       (698)
  Non-cash stock based compensation........        --      3,386     12,323      1,337        924
  Loss on extinguishment of debt...........     4,276         --         --         --         --
  Impairment of investments................        --         --         --         --     12,568
  Carrier Services EBITDA..................       341        319         16       (106)    (1,222)
                                             --------   --------   --------   --------   --------
Adjusted RLEC EBITDA.......................  $ 44,076   $ 69,015   $111,403   $123,564   $132,685
                                             ========   ========   ========   ========   ========

(6) "Adjusted RLEC EBITDA margin" means Adjusted RLEC EBITDA as a percentage of RLEC revenues.

(7) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (losses) from continuing operations before income taxes, minority interest and income or loss from equity investments, plus distributed income of equity investments, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. We had a deficiency to cover fixed charges of $8,485, $15,846, $9,255, $22,854 and $4,596 for the years ended December 31, 1998, 1999, 2000, 2001 and 2002, respectively.

(8) In 2001, the working capital deficit included $125.8 million related to the debt under the Carrier Services credit facility classified as a current liability.

(9) On January 1, 2002, the Company adopted the provisions of SFAS No. 144, which required reclassification of the net liabilities of discontinued operations to the applicable asset and liability sections on the balance sheets. There was no change to the measurement of the Company's provisions for discontinued operations as the Company initiated its plan of disposal prior to December 31, 2001.

(10) "Total net debt" means long term debt of Company and its subsidiaries less cash on hand.

(11) "RLEC total net debt" means total debt of the Company and its subsidiaries less cash on hand, excluding Carrier Services' debt.

(12) Represents an increase or decrease in the estimated amount we would have to pay to cancel or transfer to third parties interest rate swaps to which we are a party. Interest rate swaps with notional amounts of $75,000 and $100,000 expire in May 2003 and November 2003, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of telecommunications services in rural communities, offering an array of services including local voice, long distance, data and Internet primarily to residential customers. According to an industry source, we believe that we are the 16th largest local telephone company in the United States, with over 243,000 access lines in service as of December 31, 2002.

    We were incorporated in February 1991 for the purpose of acquiring and operating telephone companies in rural markets. Since our inception, we have acquired 29 such businesses, which are located in 18 states. All of our telephone company subsidiaries qualify as RLECs under the Telecommunications Act. RLECs are generally characterized by stable operating results and strong cash flow margins and operate in generally supportive regulatory environments. In particular, pursuant to existing state and federal regulations, we are able to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by the relevant regulatory authorities). In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas and difficulties inherent in reselling such services to a predominantly residential customer base.

REVENUES

    We derive our revenues from:

    - LOCAL CALLING SERVICES. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

    - UNIVERSAL SERVICE FUND, OR USF. We receive payments from the USF to support the high cost of providing local telephone services in rural locations.

    - INTERSTATE ACCESS REVENUE. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC.

    - INTRASTATE ACCESS REVENUE. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and/or termination of long distance telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

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

    The following summarizes our percentage of revenues from continuing operations from these sources:

                                                                                           % OF REVENUE
                                                     REVENUE (IN THOUSANDS)                YEARS ENDED
                                                    YEARS ENDED DECEMBER 31                DECEMBER 31
                                                 ------------------------------   ------------------------------
REVENUE SOURCE                                     2000       2001       2002       2000       2001       2002
--------------                                   --------   --------   --------   --------   --------   --------
Local calling services.........................  $43,624    $52,056    $55,296       22%        22%        23%
USF--high cost loop support....................   12,390     19,119     22,601        6%         8%        10%
Interstate access revenue......................   53,115     68,102     67,955       27%        29%        29%
Intrastate access revenue......................   49,944     49,302     44,688       26%        21%        19%
Long distance services.........................   12,816     20,050     17,270        7%         9%         7%
Data and Internet services.....................    4,445      7,352      9,599        2%         3%         4%
Other services.................................   19,362     19,232     18,451       10%         8%         8%

OPERATING EXPENSES

    Our operating expenses are categorized as operating expenses; depreciation and amortization; and stock-based compensation.

    - Operating expenses include costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the RBOCs, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

    - Depreciation and amortization includes depreciation of our communications network and equipment. Prior to January 1, 2002, and the implementation of SFAS No. 142, this category also included amortization of goodwill relating to our acquisitions.

    - Stock-based compensation consists of non-cash compensation charges incurred in connection with the employee stock options of our executive officers, and stockholder appreciation rights agreements granted to two executive officers.

ACQUISITIONS

    Our past acquisitions have had a major impact on our operations.

    - During 2002, we made no acquisitions.

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

    We expect that a portion of our future growth will result from additional acquisitions, some of which may be material. We may not be able to succesfully complete the integration of the businesses we have already acquired or successfully integrate any businesses we might acquire in the future. If we fail to do so, or if we do so at a greater cost than anticipated, or if our acquired businesses do not experience significant growth, there will be a risk that our business may be adversely affected.

STOCK-BASED COMPENSATION

    In March 2002, we recognized a non-cash compensation benefit of $0.2 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements. In December 2002, an additional charge of $0.1 million was recognized in connection with these agreements. This benefit was offset by a non-cash compensation charge of $1.2 million in connection with the modification of employee stock options by one of our executive officers.

    In December 2001, we recognized a non-cash compensation charge of $2.2 million in connection with the modification of employee stock options by one of our executive officers. This charge was offset by a non-cash compensation benefit of $0.9 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements.

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

DISCONTINUED OPERATIONS

    In November 2001, we decided to discontinue the CLEC operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services CLEC operations.

    Prior to our decision to discontinue Carrier Services' CLEC operations, Carrier Services entered into an agreement on October 19, 2001 to sell certain of its assets in the Northwest to ATG. On November 7, 2001, Carrier Services entered into an agreement to sell certain of its assets in the Northeast to Choice One. Included in the terms of the Choice One sales agreement was an opportunity for Carrier Services to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform. Carrier Services earned 1,000,000 restricted shares of Choice One common stock under these provisions. These shares were recognized as a gain of approximately $0.8 million within discontinued operations during the second quarter of 2002.

    In addition, Carrier Services notified its remaining customers in the Southwest, Southeast, and Mid-Atlantic competitive markets to find alternative carriers. The transition of customers to ATG, Choice One and alternative carriers was completed in April 2002. As a result of these transactions and the transition of all Carrier Services customers to other service providers, Carrier Services has completed the disposition of its CLEC operations.

    Carrier Services will continue to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    REVENUES FROM CONTINUING OPERATIONS. Revenues from continuing operations increased $0.7 million to $235.9 million in 2002 compared to $235.2 million in 2001. Of this increase, $4.3 million was attributable to revenues from companies we acquired in 2001. This was offset by a reduction of $0.8 million in revenues from our earlier acquired RLECs and a decrease in revenues of $2.8 million attributable to revenues from our wholesale long distance company. We derived our revenues from the following sources.

    LOCAL CALLING SERVICES.  Local calling service revenues increased
$3.3 million from $52.0 million to $55.3 million, including an increase of $2.1 million from an increase in the number of access lines and local services provided in our earlier acquired RLEC companies, as well as an increase of $1.2 million from the companies we acquired in 2001.

    USF HIGH COST LOOP. USF high cost loop receipts increased $3.5 million to $22.6 million in 2002 from $19.1 million in 2001. Our earlier acquired RLEC companies accounted for $3.3 million of the increase with the balance obtained from companies we acquired in 2001. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

    INTERSTATE ACCESS. Interstate access revenues were relatively flat from year to year, decreasing $0.2 million from $68.1 million in 2001 to $67.9 in 2002. A reduction of $1.2 million from our earlier acquired RLEC's is offset by $1.0 million associated with companies we acquired in 2001. The $1.2 million revenue reductions are due mainly to our cost reductions at acquired entities, which correspondingly lowered our rate base. During the last two years, the FCC's Rural Task Force, or RTF, and Multi-Association Group, or MAG, made certain modifications to the USF that removed implicit universal service support from access charges and made it explicit support. Our interstate revenues include $16.5 million in explicit support received from the USF and have been offset by reductions in interstate access rates, resulting in an overall revenue neutral effect on our operating companies.

    INTRASTATE ACCESS. Intrastate access revenues decreased $4.6 million from $49.3 million in 2001 to $44.7 in 2002. An increase of $1.6 million from companies we acquired in 2001 was offset by a reduction of $6.2 million from our earlier acquired RLECs. The decrease was mainly due to rate and state support reductions in Maine, Kansas, Vermont and Illinois. We continue to expect downward pressure on our intrastate access rates. To the extent these pressures reduce our earnings levels below authorized rates of return, our companies are allowed to file and seek approval from the state public utility commissions for recovery of these reductions through increases in local rates and, where they exist, state universal service funds.

    LONG DISTANCE SERVICES.  Long distance services revenues decreased
$2.8 million from $20.0 million in 2001 to $17.2 million in 2002, all attributed to reduction in Carrier Services long distance wholesale operations. Wholesale customers were lost when one of our underlying wholesale carriers declared bankruptcy.

    DATA AND INTERNET SERVICES. Data and Internet services revenues increased $2.2 million from $7.4 million in 2001 to $9.6 million in 2002, including an increase of $0.1 million from acquisitions and an increase of $2.1 million as a result of increased service offerings to our customers of our earlier acquired RLEC businesses.

    OTHER. Other revenues decreased by $0.8 million from $19.2 million in 2001 to $18.4 million in 2002 as other revenue contributed by the companies we acquired in 2001 of $0.1 million was offset by a reduction in other revenues of $0.9 million from our earlier acquired RLEC operations. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers, or IXCs, "take back" the billing function for their long distance customers. This trend is expected to continue.

    OPERATING EXPENSES OF CONTINUING OPERATIONS

    OPERATING EXPENSES. Operating expenses from continuing operations decreased $5.5 million, or 4.7%, to $112.3 million in 2002 from $117.8 million in 2001. Expenses of our wholesale long distance company decreased $2.5 million as a result of lower minutes of use from our wholesale customers. In addition, expenses of our earlier acquired RLECs decreased by $4.4 million, mainly attributable to overall cost reduction efforts throughout the company. This decrease was offset by an increase of $1.4 million attributable to expenses of RLEC telephone companies we acquired in 2001.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations decreased $9.0 million to $47.1 million in 2002 from $56.1 million in 2001. The decrease of $12.2 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant and equipment consisting of $2.5 million attributable to the increased investment in our communications network by RLEC companies we acquired prior to 2001 and $0.7 million related to the companies we acquired in 2001.

    STOCK-BASED COMPENSATION. For the year ended December 31, 2002, stock-based compensation of $0.9 million was related to a non-cash stock-based compensation charge of $1.2 million related to a modification of an employee stock option agreement with an executive officer, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements of $0.3 million between certain members of our management and our principal stockholders. For the year ended December 31, 2001, stock-based compensation of $0.9 million was related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements between certain members of our management and our principal stockholders. This is offset by a $2.2 million non-cash stock-based compensation charge related to a modification of an employee stock option agreement with an executive officer. The net charge for the year ended December 31, 2001 was $1.3 million.

    INCOME FROM OPERATIONS.  Income from continuing operations increased
$15.6 million to $75.6 million in 2002 from $60.0 million in 2001. Of this increase, $13.5 million was attributable to our earlier acquired RLEC telephone companies and $2.1 million was attributable to the RLEC telephone companies we acquired in 2001. Income from our wholesale long distance company decreased $0.4 million, and stock based compensation expense decreased $0.4 million.

    OTHER INCOME (EXPENSE). Total other expense from continuing operations decreased $1.6 million to $81.3 million in 2002 from $82.9 million in 2001. The expense consists primarily of interest expense on long-term debt. Interest expense decreased $1.3 million to $79.8 million in 2002 from $81.1 million in 2001. During 2002, we recorded non-cash impairment of investments of $12.6 million which is associated with other than temporary declines in fair value of approximately $8.2 million of Choice One stock and a write-down of $4.4 million for certain investments accounted for under the equity method. Earnings in equity investments increased $2.9 million to $7.9 million in 2002 from $5.0 million in 2001. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133. In 2001, mark-to-market losses of $8.1 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market gains of $0.7 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income (expense) of $8.8 million in 2002 as compared to 2001.

    INCOME TAX EXPENSE. Income tax expense from continuing operations increased $0.1 million to $0.5 million in 2002 from $0.4 million in 2001. The income tax expense relates primarily to income taxes owed in certain states.

    DISCONTINUED OPERATIONS. Income from discontinued operations was $19.5 million in 2002 primarily as a result of a gain on extinguishment of debt of $17.5 million. Losses from discontinued operations for 2001 were $188.3 million. This loss was associated with a loss on the disposition of the CLEC operations of $95.3 million and losses from the discontinued operations of $93.0 million.

    NET LOSS. Our 2002 net income attributable to common shareholders was $1.3 million after giving effect to $11.9 million in dividends and accretion related to the Redeemable Preferred Stock. Our net loss was $211.6 million for 2001, as a result of the factors discussed above and mainly associated with the loss from discontinued operations.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

    REVENUES FROM CONTINUING OPERATIONS. Revenues from continuing operations increased $39.5 million to $235.2 million in 2001 compared to $195.7 million in 2000. Of this increase, $30.7 million was attributable to revenues from companies we acquired in 2001 and 2000, $6.2 million was attributable to revenues from our wholesale long distance company and $2.6 million was related to the internal growth of our earlier acquired RLEC businesses. We derived our revenues from the following sources.

    LOCAL CALLING SERVICES.  Local calling service revenues increased
$8.4 million from $43.6 million to $52.0 million, including an increase of $1.0 million from an increase in the number of access lines and local services provided in our earlier acquired RLEC companies, as well as an increase of $7.4 million from the companies we acquired in 2001 and 2000.

    USF HIGH COST LOOP. USF high cost loop receipts increased $6.7 million to $19.1 million in 2001 from $12.4 million in 2000. Our earlier acquired RLEC companies accounted for $1.2 million of the increase with the balance of $5.5 million coming from companies we acquired in 2001 and 2000. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

    INTERSTATE ACCESS. Interstate access revenues increased $15.0 million from $53.1 million in 2000 to $68.1 in 2001. Companies we acquired in 2001 and 2000 accounted for $9.9 million of the increase. The remaining increase of $5.1 million from our earlier acquired RLEC companies is mainly attributable to cost study true-ups received in 2001 related to the expense levels and return on rate base of the operating companies. During 2001, the RTF and MAG made certain modifications to the USF that removed implicit universal service support from access charges and made it explicit support. Our interstate revenues include $11.6 million in explicit support received from the USF and have been offset by reductions in interstate access rates, resulting in an overall revenue neutral effect on our operating companies.

    INTRASTATE ACCESS. Intrastate access revenues decreased $0.6 million from $49.9 million in 2000 to $49.3 million in 2001. An increase of $4.2 million from companies we acquired in 2001 and 2000 was offset by a reduction of $4.8 million from our earlier acquired RLECs. The decrease was mainly due to intrastate rate reductions in Maine. Intrastate access will continue to decline in 2002 as additional rate reductions are required in Maine.

    LONG DISTANCE SERVICES.  Long distance services revenues increased
$7.2 million, of which $6.2 million is attributed to new long distance wholesale customers of Carrier Services, and the remainder is associated with companies acquired in 2001 and 2000.

    DATA AND INTERNET SERVICES. Data and Internet services revenues increased $2.9 million, including an increase of $0.8 million from acquisitions and an increase of $2.1 million as a result of increased service offerings to our customers of our earlier acquired RLEC businesses.

    OTHER. Other revenues decreased by $0.1 million as other revenue contributed by the companies we acquired in 2001 and 2000 of $2.0 million was offset by a reduction in other revenues of $2.1 million from our earlier acquired RLEC operations. This decrease is mainly associated with reductions in billing and collections revenues, as IXCs "take back" the billing function for their long distance customers. This trend is expected to continue.

    OPERATING EXPENSES OF CONTINUING OPERATIONS

    OPERATING EXPENSES. Operating expenses from continuing operations increased $20.2 million to $117.8 million in 2001 from $97.6 million in 2000. Expenses of RLEC telephone companies we acquired in 2001 and 2000 made up $11.5 million of the increase. Wholesale long distance costs increased $4.6 million as a result of the new long distance wholesale customers. In addition, expenses of our earlier acquired RLECs increased by $4.1 million, mainly associated with increased health insurance costs and legal and consulting expenses incurred in connection with several rate proceedings.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization from continuing operations increased $9.0 million to $56.1 million in 2001 from $47.1 million in 2000. This increase consisted of $1.9 million attributable to the increased investment in our communication network by our RLECs acquired prior to 2000 and $7.1 million related to the companies we acquired in 2001 and 2000.

    STOCK-BASED COMPENSATION. For the year ended December 31, 2001, stock-based compensation of $0.9 million was related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements between certain members of our management and our principal stockholders. This is offset by a $2.2 million non-cash stock-based compensation charge related to a modification of an employee stock option agreement with an executive officer. The net charge for the year ended December 31, 2001 was $1.3 million. As discussed above, in January 2000 we recognized non-cash compensation charges of $12.3 million for the year ended December 31, 2000.

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

    OTHER INCOME (EXPENSE). Total other expense from continuing operations increased $36.6 million to $82.9 million in 2001 from $46.3 million in 2000. The expense consists primarily of interest expense on long-term debt and a $7.3 million decrease in net gain on sale of stock and cellular investments for the year ended December 31, 2001, compared to the year ended December 31, 2000. In addition, other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133. In 2001, mark-to-market losses of $8.1 were accrued to record the Company's estimated liability value as compared to no corresponding amount in 2000.

    INCOME TAX EXPENSE. Income tax expense from continuing operations decreased $5.2 million to $0.4 million in 2001 from $5.6 million in 2000. The income tax expense in 2001 relates primarily to income taxes owed in certain states. In 2000, income tax expense relates to $2.4 million in Federal income tax as well as income taxes owed in certain states.

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

LIQUIDITY AND CAPITAL RESOURCES

    We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the years ended December 31, 2002, 2001 and 2000, cash provided by operating activities of continuing operations was $58.8 million, $38.8 million and $48.1 million, respectively.

    Net cash used in investing activities from continuing operations was $31.2 million, $57.9 million and $285.9 million for the years ended
December 31, 2002, 2001 and 2000, respectively. These cash flows primarily reflect capital expenditures of $39.5 million, $43.7 million and $50.3 million for the years ended December 31, 2002, 2001 and 2000, respectively and acquisitions of telephone properties, net of cash acquired $0 million, $18.9 million, and $256.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Net cash provided by (used in) financing activities from continuing operations was $(12.5) million, $101.2 million and $300.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. These cash flows primarily represent net proceeds of long term debt of $104.2 million and $150.6 million for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 2002, net repayments were $11.5 million.

    Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $39.1 million in 2002 and are expected to be approximately $30.7 million in 2003.

    Our credit facility was amended and restated on March 6, 2003. Our amended and restated credit facility consists of a $70.0 million revolving facility ($60.0 million of which has been committed) and two term facilities, a tranche A term loan facility of $30.0 million that matures on March 31, 2007, and a tranche C term loan facility with $128.5 million principal amount outstanding as of March 25, 2003 that matures on March 31, 2007. All $30.0 million was drawn under the tranche A term loan facility on March 6, 2003. See "--Description of Certain Indebtedness."

    In 1998, the Company issued $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Both series of these notes mature on May 1, 2008. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. In 2000, the Company issued
$200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. These notes mature on May 10, 2010. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. In addition, on March 6, 2003, the Company issued
$225.0 million aggregate principal amount of 11 7/8% senior notes. These notes mature on March 1,

2010. These notes are general unsecured obligations of the Company, ranking PARI PASSU in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. See "--Description of Certain Indebtedness."

    The proceeds from the offering of the senior notes and the borrowings under the tranche A term loan facility were used to: (i) repay the entire amount of all loans outstanding under the revolving facility, the acquisition facility and the tranche B term loan facility of our credit facility; (ii) repurchase
$13.3 million aggregate liquidation preference of our Series A Preferred Stock (together with accrued and unpaid dividends thereon) at 65% of its liquidation preference; (iii) repurchase $9.8 million aggregate principal amount of the Company's outstanding 9 1/2% senior subordinated notes due 2008 (together with accrued and unpaid interest thereon) for approximately $7.9 million:
(iv) repurchase $7.0 million aggregate principal amount of the Company's outstanding 12 1/2% senior subordinated notes due 2010 (together with accrued and unpaid interest thereon) for approximately $6.1 million; (v) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire a portion of its debt; and (vi) pay transaction fees.

    In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility,
(ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of the Company's Series A Preferred Stock and
(iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. The Series A Preferred Stock is non-voting, and is not convertible into common stock of the Company. The Series A Preferred Stock has a dividend rate equal to 17.428% per annum, payable either in cash or in additional shares of Series A Preferred Stock, at our option. See "--Description of Certain Indebtedness."

    Carrier Services has completed the cessation of its competitive communications business operations. Carrier Services' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and debt service. We expect Carrier Services' cash flow requirements, other than debt amortization, will be funded primarily from cash flows from operations. Our amended and restated credit facility and the indentures governing the Company's senior subordinated notes and senior notes contain certain restrictions on our ability to make investments in Carrier Services. In the event Carrier Services is unable to make a scheduled amortization payment or to pay any amount due at maturity, the lenders' sole remedy will be to convert their debt under the Carrier Services credit facility into shares of our Series A Preferred Stock.

    The Company is also obligated under certain leases of Carrier Services and would therefore be obligated to make certain lease and other payments if Carrier Services and/or certain sublessee's default on their obligations. See "Summary of Contractual Obligations."

    Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of December 31, 2002, approximately $210 million of the $258 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of December 31, 2002, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.1 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

    In January 2000, we completed an equity financing and recapitalization transaction, pursuant to which THL, Kelso and certain other institutional investors and members of management acquired an aggregate of $408.8 million of our equity securities. We received $158.9 million of net proceeds in such transaction, which we used to repay debt, to finance certain acquisitions and to fund the expansion of our telecommunications business. This transaction represented an initial investment from THL and a follow-on investment from Kelso.

    SUMMARY OF CONTRACTUAL OBLIGATIONS

    The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

    The following table discloses aggregate information about our contractual obligations and the periods in which payments are due, after giving effect to the transactions described in "Item 1. Business--Recent Developments":

                                                         LESS THAN                           AFTER 5
                                               TOTAL      1 YEAR     2-3 YEARS   4-5 YEARS    YEARS
                                              --------   ---------   ---------   ---------   --------
                                                              PAYMENTS DUE BY PERIOD
                                                              (DOLLARS IN THOUSANDS)
Contractual obligations:
Debt maturing within one year...............  $  3,894    $ 3,894     $    --    $     --    $     --
Long-term debt..............................   813,087         --      57,632     141,209     614,246
Redeemable preferred stock(1)...............    78,844         --          --          --      78,844
Operating leases(2).........................    17,921      4,044       6,247       4,989       2,641
Deferred transaction fee(3).................     8,445         --          --          --       8,445
Common stock subject to put options.........     3,136      1,000       2,000         136          --
Non-compete agreements......................       781        536         245          --          --
Minimum purchase contract(4)................     3,300      1,300       2,000          --          --
                                              --------    -------     -------    --------    --------
Total contractual cash obligations..........  $929,408    $10,774     $68,124    $146,334    $704,176
                                              ========    =======     =======    ========    ========

------------------------

(1) The Company has the option to redeem any portion of the outstanding
    Series A Preferred Stock at any time. Under certain circumstances, the Company would be required to pay a premium of up to 6% in connection with the redemption. The Company is required to redeem the Series A Preferred Stock upon the occurrence of one of the following events: (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least
    $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), unless prohibited by its credit facility or the indentures governing its senior subordinated notes.

(2) Operating lease obligations represent $15.6 million associated with the discontinued operations discussed in note (2) to our consolidated financial statements and are stated in this table at total contractual amounts. However, the Company intends to negotiate lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $2.3 million are also included.

(3) Payable to affiliates of Kelso upon the occurrence of certain events. See "Item 13. Certain Relationships and Related Party Transactions."

(4) Carrier Services has obligations to purchase a minimum amount of wholesale toll minutes from an interexchange carrier. To date, purchases have exceeded the minimum requirements.

    The following table discloses aggregate information about our commercial commitments as of December 31, 2002. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our condensed consolidated balance sheets.

                                           TOTAL AMOUNTS     LESS THAN 1                              AFTER 5
                                             COMMITTED          YEAR        2-3 YEARS    4-5 YEARS     YEARS
                                           --------------   -------------   ----------   ----------   --------
                                                       AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                                 (DOLLARS IN THOUSANDS)
Other commercial commitments:
Financial guarantee......................      $2,091            $580         $1,275        $236      $    --
                                               ======            ====         ======        ====      =======

    The following table discloses aggregate information about our derivative financial instruments as of December 31, 2002, the source of fair value of these instruments and their maturities.

                                                            LESS THAN 1                           AFTER 5
                                         TOTAL FAIR VALUE      YEAR       1-3 YEARS   4-5 YEARS    YEARS
                                         ----------------   -----------   ---------   ---------   --------
                                                       FAIR VALUE OF CONTRACTS AT PERIOD-END
                                                              (DOLLARS IN THOUSANDS)
Source of fair value:
Derivative financial instruments(1)....       $8,568           $7,431      $1,137      $    --    $    --
                                              ======           ======      ======      =======    =======

------------------------

(1) Fair value of interest rate swaps at December 31, 2002 was provided by the counterparties to the underlying contracts using consistent methodologies.

DESCRIPTION OF CERTAIN INDEBTEDNESS

    We have utilized a variety of debt instruments to fund our business and we have a significant amount of debt outstanding. Our high level of debt could significantly affect our business by: making it more difficult for us to satisfy our obligations, including making scheduled interest payments under our debt obligations; limiting our ability to obtain additional financing; increasing our vulnerability to generally adverse economic and communications industry conditions, including changes in interest rates; requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other purposes; limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry; and placing us at a competitive disadvantage compared to those of our competitors that have less debt.

    In addition, our amended and restated credit facility, the Carrier Services credit facility and the indentures governing our senior subordinated notes and our senior notes contain covenants that limit our operating flexibility and restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to: incur additional debt; pay dividends or distributions on, or redeem or repurchase, capital stock; create liens or negative pledges with respect to our assets; make investments, loans or advances, including to Carrier Services; make capital expenditures; issue, sell or allow distributions on capital stock of specified subsidiaries; enter into sale and leaseback transactions; prepay or defease specified indebtedness; enter into transactions with affiliates; enter into specified hedging arrangements; merge, consolidate or sell our assets; or engage in any business other than communications. We also are required to maintain specified financial ratios and/or meet financial tests prescribed by our amended and restated credit facility. We may not be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could have an adverse effect on our business.

OUR CREDIT FACILITY. We are a party to a credit facility with various lenders, Wachovia Bank, National Association, as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and Bank of America, N.A., as syndication agent. The credit facility was amended and restated as part of a refinancing completed on March 6, 2003. Our amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. Our credit facility consists of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $158.5 million and a revolving credit facility in an aggregate principal amount of up to $70.0 million ($60.0 million of which has been committed). All of our obligations under our credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our mid-tier subsidiaries. Outstanding debt under our credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

    Our amended and restated credit agreement is comprised of the following facilities:

    REVOLVING LOAN FACILITY. A revolving loan facility of up to $70 million ($60 million of which has been committed). These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

    TRANCHE A TERM LOAN FACILITY. A tranche A term loan facility of
$30 million. As of March 25, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

    TRANCHE C TERM LOAN FACILITY.  As of March 25, 2003, approximately
$128.5 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $2.0 million, $20.9 million, $20.0 million $29.6 million and a final $56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

COVENANTS AND EVENTS OF DEFAULT

    Our amended and restated credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default. Our amended and restated credit facility limits our ability to downstream money to Carrier Services and its subsidiaries.

PREPAYMENTS

    Net cash proceeds from asset sales are required to be applied as mandatory prepayments of principal on outstanding loans unless such proceeds are used by us to finance acquisitions permitted under our amended and restated credit facility within 180 days of our receipt of such proceeds. Change of control transactions trigger a mandatory prepayment obligation. Voluntary prepayments of loans, including interim prepayments of revolving loans with proceeds of asset sales that are not used to prepay term loans in anticipation of being subsequently applied to fund a permitted acquisition or acquisitions within 180 days of the asset sale may be made at any time without premium or penalty, provided that voluntary prepayments of eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

    In addition, our amended and restated credit facility provides that on the date occurring ninety days after the last day of each of our fiscal years, commencing December 31, 2003, 50% of excess cash flow (as defined in our credit facility) for the immediately preceding fiscal year shall be applied as a mandatory repayment of the then outstanding tranche C term loan facility; provided, however, that such requirement shall terminate at such time as (i) we first meet a senior secured leverage ratio (as defined in our credit facility) of less than or equal to 1.00 to 1.00 and (ii) no default or event of default exists under our amended and restated credit facility.

SENIOR SUBORDINATED NOTES AND FLOATING RATE NOTES ISSUED IN 1998. The Company issued $125.0 million of senior subordinated notes and $75.0 million of floating rate notes in 1998. The senior subordinated notes bear interest at the rate of 9( 1)(2)% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually.

    The senior subordinated notes and floating rate notes mature on May 1, 2008. The Company may redeem the senior subordinated notes on or after May 1, 2003 and the floating rate notes at any time, in each case, at the redemption prices stated in the indenture under which those notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding senior subordinated notes and floating rate notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date or repurchase.

    The subordinated notes and floating rate notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our amended and restated credit facility.

    The indenture governing the Company's senior subordinated notes and floating rate notes contains certain customary covenants and events of default. In particular, since Carrier Services and its subsidiaries are treated as unrestricted subsidiaries under such indenture, our ability to downstream funds to Carrier Services and its subsidiaries is limited by the restrictive payments covenant in such indenture.

SENIOR SUBORDINATED NOTES ISSUED IN 2000. The Company issued $200.0 million of senior subordinated notes in 2000. The senior subordinated notes bear interest at the rate of 12( 1)(2)% per annum payable semi-annually in arrears.

    The senior subordinated notes mature on May 1, 2010. The Company may redeem the senior subordinated notes on or after May 1, 2005 at the redemption price stated in the indenture under which the senior subordinated notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding senior subordinated notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

    The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our amended and restated credit facility.

    The indenture governing the senior subordinated notes contains certain customary covenants and events of default. In particular, since Carrier Services and its subsidiaries are treated as unrestricted subsidiaries under such indenture, our ability to downstream funds to Carrier Services and its subsidiaries is limited by the restrictive payments covenant in such indenture.

SENIOR NOTES ISSUED IN 2003. The Company issued $225.0 million of senior notes in March 2003. The senior notes bear interest at the rate of 11 7/8% per annum payable semi-annually in arrears.

    The senior notes mature on March 1, 2010. The Company may redeem the senior notes on or after March 1, 2007 at the redemption price stated in the indenture under which the senior notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding senior notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

    The senior notes are general unsecured obligations of the Company, ranking PARI PASSU in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company.

    The indenture governing the senior notes contains certain customary covenants and events of default. In particular, since Carrier Services and its subsidiaries are treated as unrestricted subsidiaries under such indenture, our ability to downstream funds to Carrier Services and its subsidiaries is limited by the restrictive payments covenant in such indenture.

CARRIER SERVICES CREDIT FACILITY. On May 10, 2002, Carrier Services entered into an amended and restated credit agreement with its lenders to restructure the obligations of Carrier Services and its subsidiaries under the Carrier Services credit facility. In connection with such restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the Carrier Services credit facility, (ii) the lenders converted $93.9 million of the loans and obligations under the Carrier Services credit facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the Carrier Services credit facility, and (iii) the remaining loans under the Carrier Services credit facility and Carrier Services' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

    The converted loans under the new Carrier Services amended and restated credit agreement consist of two term loan facilities: (i) tranche A loans in the aggregate principal amount of approximately $8.7 million and (ii) tranche B loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the tranche A loans must be paid in cash and interest on tranche B loans may be paid, at the option of Carrier Services, either in cash or in kind. For the period ended December 31, 2002, $0.9 million in additional debt was issued to satisfy the accrued in kind interest on the tranche B loans. The principal of the tranche A loans is due at maturity and the principal of the tranche B loans is payable as follows: (a) $2,062,000 is due on September 30, 2004;
(b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on
September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the Carrier Services amended and restated credit agreement are guaranteed by certain of Carrier Services' subsidiaries and are secured by substantially all of the assets of Carrier Services and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the Carrier Services amended and restated credit agreement nor does the Company have any obligation to invest any additional funds in Carrier Services. Further, our amended and restated credit facility and the indentures governing the Company's senior subordinated notes and senior notes contain certain restrictions on the Company's ability to make investments in Carrier Services.

    Voluntary prepayments of loans may be made under the Carrier Services amended and restated credit agreement at any time without premium or penalty. Carrier Services is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business. Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of December 31, 2002, approximately $210 million of the $258 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of December 31, 2002, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.1 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

    Upon a payment default under the Carrier Services amended and restated credit agreement, or in the event of a bankruptcy of Carrier Services or the Company, at the option of any lender, such lender's loans under the Carrier Services amended and restated credit agreement may be converted into shares of the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 by and among the Company, the Administrative Agent and the lenders.

    The Series A Preferred Stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes issued in 2000 (which first anniversary will occur in May 2011), unless prohibited by its credit facility or by the indentures governing its senior subordinated notes, the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount. Certain holders of the Series A Preferred Stock have agreed with the Company to reduce the dividend rate payable on the shares they hold for a period of two years.

    On March 6, 2003, Carrier Services entered into the First Amendment to the amended and restated credit facility, pursuant to which, amount other things, THL purchased the outstanding loans held by certain lenders and Carrier Services repaid, in full, the outstanding loans of Wachovia Bank.

CRITICAL ACCOUNTING POLICIES

    Our critical accounting policies are as follows:

    - Accounting for discontinued and restructured operations;

    - Accounting for income taxes; and

    - Valuation of long-lived assets, including goodwill.

    DISCONTINUED AND RESTRUCTURED OPERATIONS. The discontinuation and restructuring of Carrier Services' CLEC operations required management to make estimates and assumptions that affect the reported amounts of assets and liabilities associated with the phase-out period of the discontinued operations and the accruals associated with the December 2000 and January and June 2001 restructurings. Management analyzed historical costs, current status of lease negotiations and projected phase-out cash flows to determine the adequacy of the accrual of estimated costs to close down Carrier Services' competitive communications operations. Differences might result in the amount of these projected assets and liabilities if management were to make different judgments or utilize different estimates. Management does not believe these differences would be material to the overall amounts of net assets and liabilities resulting from discontinuing the operations.

    ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements we were required to estimate our income taxes. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the realizability of our deferred tax assets. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

    We had $258.1 million in federal and state net operating loss carryforwards as of December 31, 2002. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $196.5 million prior to the expiration of the net operating loss carryforwards beginning in 2019 through 2021. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe we will realize the benefits of these deductible differences, net of the valuation allowance of $71.7 million at December 31, 2002. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

    VALUATION OF LONG-LIVED ASSETS, INCLUDING GOODWILL. We review our long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as (1) significant under-performance relative to expected historical or projected future operating results, (2) significant regulatory changes that would impact future operating revenues, (3) significant negative industry or economic trends and
(4) significant changes in the overall strategy in which we operate our overall business. Net goodwill was $454.3 million at December 31, 2002.

    In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, became effective and as a result, we will cease to amortize goodwill and equity method goodwill. We had recorded amortization of approximately $12.2 million for the year ended December 31, 2001 and would have recorded approximately the same amount in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We implemented SFAS No. 142 effective January 1, 2002 and no impairment of goodwill or other long-lived assets resulted from the initial and annual valuations of goodwill.

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

    The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS (SFAS
No. 145). This statement eliminates the requirement that gains and losses from extinguishments of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. We adopted SFAS No. 145 in the second quarter of 2002. During 2002, we recognized a $17.5 million gain for the extinguishment of certain of Carrier Services' debt and settlement of its interest rate swap agreements. This gain is classified within discontinued operations.

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

    In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002 (December 31, 2002 financial statements for calendar year companies). The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The Company has not yet determined the effect of Interpretation No. 45 on its financial statements.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure," which amends SFAS No. 123. SFAS
No. 148 provides alternative methods of transition for a voluntary adoption of the fair value method of recognizing compensation expense for employee stock options. In addition SFAS No. 148 expands the disclosure requirements for employee stock options and the Company's related accounting policies. The additional disclosure requirements will apply to the Company's annual and interim financial reports for periods ending after December 15, 2002.

INFLATION

    We do not believe inflation has a significant effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2002, we recorded our marketable available-for-sale equity securities at a fair value of $0.6 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

    We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 74% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $2.2 million for the year ended December 31, 2002.

    We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. Our liability for the fair value of these swaps was approximately $8.6 million at December 31, 2002. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003.

ITEM 8. INDEPENDENT AUDITORS' REPORT AND CONSOLIDATED FINANCIAL STATMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES:

  INDEPENDENT AUDITORS' REPORT..............................     37

  CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
    DECEMBER 31, 2000, 2001 AND 2002:

    Consolidated Balance Sheets as of December 31, 2001 and
     2002...................................................     38

    Consolidated Statements of Operations for the Years
     Ended December 31, 2000, 2001, and 2002................     40

    Consolidated Statements of Stockholders' Equity
     (Deficit) for the Years Ended December 31, 2000, 2001,
     and 2002...............................................     41

    Consolidated Statements of Comprehensive Income (Loss)
     for the Years Ended December 31, 2000, 2001, and
     2002...................................................     42

    Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, 2001, and 2002................     43

    Notes to Consolidated Financial Statements for the Years
     Ended December 31, 2000, 2001, and 2002................     46

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, on January 1, 2001.

As described in Note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, BUSINESS COMBINATIONS, as required for goodwill and intangible assets effective January 1, 2002.

/s/ KPMG LLP

Omaha, Nebraska

February 19, 2003

 except Note 19
 which is as of
 March 6, 2003

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2002

                                     ASSETS

                                                                 2001         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Current assets:
  Cash......................................................   $  3,063        5,572
  Accounts receivable, net of allowance for doubtful
    accounts of $1,355 in 2001 and $1,235 in 2002...........     30,949       25,454
  Prepaid and other.........................................      6,245        4,994
  Investments available-for-sale............................        693          560
  Income taxes recoverable..................................        160           --
  Assets of discontinued operations.........................     25,997          806
                                                               --------     --------
      Total current assets..................................     67,107       37,386
                                                               --------     --------
Property, plant, and equipment, net.........................    283,280      276,717
                                                               --------     --------
Other assets:
  Goodwill, net of accumulated amortization.................    454,306      454,306
  Investments...............................................     48,941       44,022
  Debt issue costs, net of accumulated amortization.........     18,758       15,157
  Covenants not to compete, net of accumulated
    amortization............................................      1,755          807
  Other.....................................................        868          858
                                                               --------     --------
      Total other assets....................................    524,628      515,150
                                                               --------     --------
      Total assets..........................................   $875,015      829,253
                                                               ========     ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2002

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 2001         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Current liabilities:
  Accounts payable..........................................  $  20,018       21,011
  Other accrued liabilities.................................      9,780       19,053
  Accrued interest payable..................................     10,882       10,501
  Current portion of long-term debt.........................      5,523        5,704
  Accrued property taxes....................................      2,262        2,228
  Current portion of obligation for covenants not to
    compete.................................................      1,236          536
  Demand notes payable......................................        464          427
  Income taxes payable......................................         --          219
  Liabilities of discontinued operations....................    160,376        5,065
                                                              ---------    ---------
      Total current liabilities.............................    210,541       64,744
                                                              ---------    ---------
Long-term liabilities:
  Long-term debt, net of current portion....................    776,279      798,486
  Other liabilities.........................................     22,934       13,070
  Liabilities of discontinued operations....................      9,735        5,265
  Obligation for covenants not to compete, net of current
    portion.................................................        650          245
  Unamortized investment tax credits........................        233          134
                                                              ---------    ---------
      Total long-term liabilities...........................    809,831      817,200
                                                              ---------    ---------
Minority interest...........................................         17           16
Common stock subject to put options, 315 shares at
  December 31, 2001 and 239 shares at December 31, 2002.....      4,136        3,136
Redeemable preferred stock, Series A nonvoting,
  nonconvertible, par value $0.01 per share. Authorized
  1,000 shares; issued and outstanding 105 shares;
  redemption value of $104,779..............................         --       90,307

Commitments and contingencies

Stockholders' deficit:
  Common stock:
    Class A voting, par value $0.01 per share. Authorized
      236,200 shares; issued and outstanding 45,611 shares
      at December 31, 2001 and 2002.........................        456          456
    Class B nonvoting, convertible, par value $0.01 per
      share. Authorized 150,000 shares......................         --           --
    Class C nonvoting, convertible, par value $0.01 per
      share. Authorized 13,800 shares; issued and
      outstanding 4,269 shares at December 31, 2001 and
      2002..................................................         43           43
  Additional paid-in capital................................    217,936      206,942
  Accumulated other comprehensive loss......................     (2,247)      (1,132)
  Accumulated deficit.......................................   (365,698)    (352,459)
                                                              ---------    ---------
      Total stockholders' deficit...........................   (149,510)    (146,150)
                                                              ---------    ---------
      Total liabilities and stockholders' deficit...........  $ 875,015      829,253
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues....................................................  $195,696    235,213   235,860
                                                              --------   --------   -------

Operating expenses:
  Operating expenses, excluding depreciation and
    amortization and stock-based compensation...............    97,587    117,801   112,272
  Depreciation and amortization.............................    47,070     56,064    47,060
  Stock-based compensation..................................    12,323      1,337       924
                                                              --------   --------   -------
    Total operating expenses................................   156,980    175,202   160,256
                                                              --------   --------   -------
    Income from operations..................................    38,716     60,011    75,604
                                                              --------   --------   -------
Other income (expense):
  Net gain (loss) on sale of investments and other assets...     6,648       (648)       34
  Interest and dividend income..............................     2,399      1,990     1,898
  Interest expense..........................................   (59,556)   (81,053)  (79,796)
  Impairment on investments.................................        --         --   (12,568)
  Equity in net earnings of investees.......................     4,852      4,995     7,903
  Other nonoperating, net...................................      (618)    (8,211)    1,184
                                                              --------   --------   -------
    Total other expense.....................................   (46,275)   (82,927)  (81,345)
                                                              --------   --------   -------
    Loss from continuing operations before income taxes.....    (7,559)   (22,916)   (5,741)
Income tax expense..........................................    (5,607)      (431)     (518)
Minority interest in income of subsidiaries.................        (3)        (2)       (2)
                                                              --------   --------   -------
    Loss from continuing operations.........................   (13,169)   (23,349)   (6,261)
                                                              --------   --------   -------
Discontinued operations:
  Loss from discontinued competitive communications
    operations, net of income tax benefit of $37,642 in
    2000....................................................   (75,948)   (92,967)       --
  Income (loss) on disposal of competitive communications
    operations..............................................        --    (95,284)   19,500
                                                              --------   --------   -------
    Income (loss) from discontinued operations..............   (75,948)  (188,251)   19,500
                                                              --------   --------   -------
    Net income (loss).......................................   (89,117)  (211,600)   13,239
Redeemable preferred stock dividends and accretion..........        --         --   (11,918)
                                                              --------   --------   -------
    Net income (loss) attributed to common shareholders.....  $(89,117)  (211,600)    1,321
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002
                             (AMOUNTS IN THOUSANDS)

                                                                   SERIES D               CLASS A               CLASS B
                                                                   PREFERRED              COMMON                COMMON
                                                              -------------------   -------------------   -------------------
                                                               SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                                              --------   --------   --------   --------   --------   --------
Balance December 31, 1999...................................       --     $  --      34,451     $ 345          --     $  --
Net loss....................................................       --        --          --        --          --        --
Issuance of common stock under stock options and warrants...       --        --         307         3          --        --
Issuance of capital stock for cash, net of direct offering
  expenses of $23.9 million.................................    4,674        47         100         1       4,244        42
Exchange of Class A common shares for Class B common and
  Series D preferred shares.................................   16,788       168     (25,088)     (251)      8,300        83
Cancellation of put options on common shares................       --        --       1,752        17          --        --
Unearned stock option compensation..........................       --        --          --        --          --        --
Compensation expense for stock-based awards.................       --        --          --        --          --        --
Forfeit of unvested stock options...........................       --        --          --        --          --        --
Other comprehensive loss from available-for-sale
  securities................................................       --        --          --        --          --        --
Conversion of Series D preferred and Class B common shares
  to Class A common shares..................................  (21,462)     (215)     34,006       340     (12,544)     (125)
Repurchase and cancellation of shares of common stock.......       --        --          (1)       --          --        --
                                                              -------     -----     -------     -----     -------     -----
Balance at December 31, 2000................................       --        --      45,527       455          --        --
Net loss....................................................       --        --          --        --          --        --
Compensation expense for stock-based awards.................       --        --          --        --          --        --
Forfeit of unvested stock options...........................       --        --          --        --          --        --
Other comprehensive loss from available-for-sale
  securities................................................       --        --          --        --          --        --
Exercise of stock options...................................       --        --          92         1          --        --
Other comprehensive loss from cash flow hedges..............       --        --          --        --          --        --
Repurchase and cancellation of shares of common stock.......       --        --          (8)       --          --        --
                                                              -------     -----     -------     -----     -------     -----
Balance at December 31, 2001................................       --        --      45,611       456          --        --
Net income..................................................       --        --          --        --          --        --
Compensation expense for stock-based awards.................       --        --          --        --          --        --
Other comprehensive loss from available-for-sale
  securities................................................       --        --          --        --          --        --
Other comprehensive income from cash flow hedges............       --        --          --        --          --        --
Preferred stock accretion...................................       --        --          --        --          --        --
Preferred stock dividends...................................       --        --          --        --          --        --
                                                              -------     -----     -------     -----     -------     -----
Balance at December 31, 2002................................       --     $  --      45,611     $ 456          --     $  --
                                                              =======     =====     =======     =====     =======     =====

                                                                    CLASS C                                      ACCUMULATED
                                                                    COMMON          ADDITIONAL                      OTHER
                                                              -------------------    PAID-IN       UNEARNED     COMPREHENSIVE
                                                               SHARES     AMOUNT     CAPITAL     COMPENSATION   INCOME (LOSS)
                                                              --------   --------   ----------   ------------   -------------
Balance December 31, 1999...................................      --       $--        48,868            --          4,187
Net loss....................................................      --        --            --            --             --
Issuance of common stock under stock options and warrants...      --        --         3,810            --             --
Issuance of capital stock for cash, net of direct offering
  expenses of $23.9 million.................................   4,269        43       150,281            --             --
Exchange of Class A common shares for Class B common and
  Series D preferred shares.................................      --        --            --            --             --
Cancellation of put options on common shares................      --        --         2,983            --             --
Unearned stock option compensation..........................      --        --        15,926       (15,926)            --
Compensation expense for stock-based awards.................      --        --         8,510         3,097             --
Forfeit of unvested stock options...........................      --        --        (3,122)        3,122             --
Other comprehensive loss from available-for-sale
  securities................................................      --        --            --            --         (3,747)
Conversion of Series D preferred and Class B common shares
  to Class A common shares..................................      --        --            --            --             --
Repurchase and cancellation of shares of common stock.......      --        --           (11)           --             --
                                                               -----       ---       -------       -------         ------
Balance at December 31, 2000................................   4,269        43       227,245        (9,707)           440
Net loss....................................................      --        --            --            --             --
Compensation expense for stock-based awards.................      --        --         1,337        (1,138)            --
Forfeit of unvested stock options...........................      --        --       (10,845)       10,845             --
Other comprehensive loss from available-for-sale
  securities................................................      --        --            --            --           (118)
Exercise of stock options...................................      --        --           299            --             --
Other comprehensive loss from cash flow hedges..............      --        --            --            --         (2,569)
Repurchase and cancellation of shares of common stock.......      --        --          (100)           --             --
                                                               -----       ---       -------       -------         ------
Balance at December 31, 2001................................   4,269        43       217,936            --         (2,247)
Net income..................................................      --        --            --            --             --
Compensation expense for stock-based awards.................      --        --           924            --             --
Other comprehensive loss from available-for-sale
  securities................................................      --        --            --            --           (322)
Other comprehensive income from cash flow hedges............      --        --            --            --          1,437
Preferred stock accretion...................................      --        --        (1,000)           --             --
Preferred stock dividends...................................      --        --       (10,918)           --             --
                                                               -----       ---       -------       -------         ------
Balance at December 31, 2002................................   4,269       $43       206,942            --         (1,132)
                                                               =====       ===       =======       =======         ======

                                                                                TOTAL
                                                                            STOCKHOLDERS'
                                                              ACCUMULATED      EQUITY
                                                                DEFICIT       (DEFICIT)
                                                              -----------   -------------
Balance December 31, 1999...................................    (64,981)        (11,581)
Net loss....................................................    (89,117)        (89,117)
Issuance of common stock under stock options and warrants...         --           3,813
Issuance of capital stock for cash, net of direct offering
  expenses of $23.9 million.................................         --         150,414
Exchange of Class A common shares for Class B common and
  Series D preferred shares.................................         --              --
Cancellation of put options on common shares................         --           3,000
Unearned stock option compensation..........................         --              --
Compensation expense for stock-based awards.................         --          11,607
Forfeit of unvested stock options...........................         --              --
Other comprehensive loss from available-for-sale
  securities................................................         --          (3,747)
Conversion of Series D preferred and Class B common shares
  to Class A common shares..................................         --              --
Repurchase and cancellation of shares of common stock.......         --             (11)
                                                               --------        --------
Balance at December 31, 2000................................   (154,098)         64,378
Net loss....................................................   (211,600)       (211,600)
Compensation expense for stock-based awards.................         --             199
Forfeit of unvested stock options...........................         --              --
Other comprehensive loss from available-for-sale
  securities................................................         --            (118)
Exercise of stock options...................................         --             300
Other comprehensive loss from cash flow hedges..............         --          (2,569)
Repurchase and cancellation of shares of common stock.......         --            (100)
                                                               --------        --------
Balance at December 31, 2001................................   (365,698)       (149,510)
Net income..................................................     13,239          13,239
Compensation expense for stock-based awards.................         --             924
Other comprehensive loss from available-for-sale
  securities................................................         --            (322)
Other comprehensive income from cash flow hedges............         --           1,437
Preferred stock accretion...................................         --          (1,000)
Preferred stock dividends...................................         --         (10,918)
                                                               --------        --------
Balance at December 31, 2002................................   (352,459)       (146,150)
                                                               ========        ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                     2000                  2001                  2002
                                              -------------------   -------------------   -------------------
                                                                  (DOLLARS IN THOUSANDS)
Net income (loss)...........................             $(89,117)             (211,600)              13,239
Other comprehensive income (loss):
  Available-for-sale securities:
    Unrealized holding gains (losses), net
      of income tax benefit of $780 in
      2000..................................  $(1,273)                  833                (8,491)
    Less reclassification adjustment for
      gain realized in net income (loss),
      net of income tax expense of $1,515 in
      2000..................................   (2,474)                 (951)                   (7)
    Reclassification for other than
      temporary loss included in net
      income................................       --      (3,747)       --        (118)    8,176       (322)
                                              -------    --------    ------    --------    ------     ------
  Cash flow hedges:
    Cumulative effect of a change in
      accounting principle..................       --                (4,664)                   --
    Reclassification adjustment.............       --          --     2,095      (2,569)    1,437      1,437
                                              -------    --------    ------    --------    ------     ------
Other comprehensive income (loss)...........               (3,747)               (2,687)               1,115
                                                         --------              --------               ------
Comprehensive income (loss).................             $(92,864)             (214,287)              14,354
                                                         ========              ========               ======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                2000        2001       2002
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $ (89,117)  (211,600)    13,239
                                                              ---------   --------   --------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities of continuing
    operations:
    (Income) loss from discontinued operations..............     75,948    188,251    (19,500)
    Depreciation and amortization...........................     47,070     56,064     47,060
    Amortization of debt issue costs........................      2,362      4,018      3,664
    Provision for uncollectible revenue.....................        899      1,035      2,997
    Deferred income taxes...................................      2,062         --         --
    Income from equity method investments...................     (4,852)    (4,995)    (7,903)
    Deferred patronage dividends............................       (113)      (394)      (253)
    Minority interest in income of subsidiaries.............          3          2          2
    Net loss (gain) on sale of investments and other
      assets................................................     (6,648)       648        (34)
    Impairment on investments...............................         --         --     12,568
    Amortization of investment tax credits..................       (219)      (138)       (85)
    Stock-based compensation................................     12,323      1,337        924
    Change in fair value of interest rate swaps and
      reclassification of transition adjustment recorded in
      comprehensive income (loss)...........................         --      8,134       (698)
    Changes in assets and liabilities arising from
      continuing operations, net of acquisitions:
      Accounts receivable...................................     (2,771)       757      2,498
      Prepaid and other assets..............................         (7)      (932)     1,251
      Accounts payable......................................       (582)      (178)       993
      Accrued interest payable..............................      4,733        233        506
      Other accrued liabilities.............................      5,349     (4,015)     1,641
      Income taxes..........................................      1,122        306        379
      Other assets/liabilities..............................        548        224       (497)
                                                              ---------   --------   --------
        Total adjustments...................................    137,227    250,357     45,513
                                                              ---------   --------   --------
        Net cash provided by operating activities of
          continuing operations.............................     48,110     38,757     58,752
                                                              ---------   --------   --------
Cash flows from investing activities of continuing
  operations:
  Acquisition of telephone properties, net of cash
    acquired................................................   (256,068)   (18,862)        --
  Acquisition of property, plant, and equipment.............    (50,253)   (43,701)   (39,454)
  Proceeds from sale of property, plant, and equipment......         67        131        377
  Distributions from investments............................      3,156      5,057      9,048
  Payment on covenants not to compete.......................     (1,205)    (1,246)    (1,105)
  Acquisition of investments................................       (244)      (652)      (493)
  Proceeds from sale of investments and other assets........     19,200      1,329        448
  Acquisition of minority interest..........................       (560)        --         --
                                                              ---------   --------   --------
        Net cash used in investing activities of continuing
          operations........................................  $(285,907)   (57,944)   (31,179)
                                                              ---------   --------   --------

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                2000        2001       2002
                                                              ---------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from financing activities of continuing
  operations:
  Proceeds from issuance of long-term debt..................  $ 574,861    316,215    129,080
  Repayment of long-term debt...............................   (424,239)  (211,973)  (140,560)
  Net proceeds from issuance of common stock................    158,859         --         --
  Repurchase of shares of common stock subject to put
    options.................................................     (1,000)      (975)    (1,000)
  Loan origination costs....................................     (8,368)    (2,322)       (63)
  Dividends paid to minority stockholders...................         (4)        --         (3)
  Proceeds from exercise of stock options...................         --        300         --
  Repayment of capital lease obligation.....................        (20)       (11)        --
                                                              ---------   --------   --------
        Net cash provided by (used in) financing activities
          of continuing operations..........................    300,089    101,234    (12,546)
                                                              ---------   --------   --------
Net cash contributed from continuing operations to
  discontinued operations...................................    (67,431)   (83,114)   (12,518)
                                                              ---------   --------   --------
        Net increase (decrease) in cash.....................     (5,139)    (1,067)     2,509
Cash, beginning of year.....................................      9,269      4,130      3,063
                                                              ---------   --------   --------
Cash, end of year...........................................  $   4,130      3,063      5,572
                                                              =========   ========   ========

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $57,125     91,807     76,611
                                                              =======     ======     ======
  Income taxes paid, net of refunds.........................  $   652        111        252
                                                              =======     ======     ======
Supplemental disclosures of noncash financing activities:
  Common stock issued in connection with business
    combination.............................................  $ 6,000         --         --
                                                              =======     ======     ======
  Equipment acquired under capital lease....................  $ 6,293         --         --
                                                              =======     ======     ======
  Redeemable preferred stock issued in connection with
    long-term debt settlement...............................  $    --         --     93,861
                                                              =======     ======     ======
  Long-term debt forgiveness in connection with Carrier
    Services' debt settlement...............................  $    --         --      2,000
                                                              =======     ======     ======
  Redeemable preferred stock dividends paid in-kind.........  $    --         --     10,918
                                                              =======     ======     ======
  Accretion of redeemable preferred stock...................  $    --         --      1,000
                                                              =======     ======     ======
  Long-term debt issued in connection with Carrier Services'
    interest rate swap settlement...........................  $    --         --      3,003
                                                              =======     ======     ======
  Long-term debt issued in connection with Carrier Services'
    Tranche B interest payment..............................  $    --         --        887
                                                              =======     ======     ======

          See accompanying notes to consolidated financial statements.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) ORGANIZATION

    FairPoint Communications, Inc. (FairPoint) provides management services to its wholly owned subsidiaries: ST Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); FairPoint Carrier Services, Inc. (Carrier Services) (formerly known as FairPoint Communications Solutions Corp.); FairPoint Broadband, Inc. (Broadband); and MJD Capital Corp. STE, Ventures, and Services also provide management services to their wholly owned subsidiaries.

    Collectively, the wholly owned subsidiaries of STE, Ventures, and Services primarily provide telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of FairPoint. Carrier Services was a competitive communications business offering local and long distance, internet, and data services in various states. Carrier Services' competitive communications operations were discontinued in 2001. However, Carrier Services continues to provide wholesale long distance services. Broadband provides wholesale data products.

    STE's wholly owned subsidiaries include Sunflower Telephone Company (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont, Inc. (the Northland Companies); and ST Long Distance, Inc. (ST Long Distance). Ventures' wholly owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua & Erie Telephone Corporation (C&E); Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); Telephone Services Company (TSC); GT Communications, Inc. (GT
Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications LLC (Fretel); Comerco, Inc. (Comerco); and Marianna and Scenery Hill Telephone Company (Marianna). Services' wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc.
(Odin); Kadoka Telephone Co. (Kadoka); Ravenswood Communications, Inc. (Ravenswood); Union Telephone Company of Hartford (Union); Armour Independent Telephone Co. (Armour); Yates City Telephone Company (Yates); and WMW Cable TV Co. (WMW).

    (B) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of FairPoint Communications, Inc. and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

    On November 7, 2001, the Company announced Carrier Services' plan to sell certain of its assets and to discontinue competitive communications operations. As a result of the adoption of this plan, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued (see Note 2).

    The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, ACCOUNTING FOR THE EFFECTS OF CERTAIN TYPES OF REGULATION (SFAS
No. 71). This accounting recognizes the economic effects of rate regulation

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) by recording costs and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

    (C) USE OF ESTIMATES

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

    (D) REVENUE RECOGNITION

    Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, long distance services, internet and data services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission. Access revenues are derived on the intrastate jurisdiction by billing access charges to interexchange carriers and to regional Bell operating companies. These charges are billed based on toll or access tariffs approved by the local state's Public Utilities Commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association
(NECA) or by the individual company and approved by the Federal Communications Commission.

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

    Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and billed one month in advance and deferred until earned. The majority of the Company's miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each message billed by the Company. The Company

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognizes revenue from billing and collection services when the services are provided. The Company recognizes directory services revenue over the subscription period of the corresponding directory. Billing and collection is normally billed under contract or tariff supervision. Directory services are normally billed under contract.

    (E) ACCOUNTS RECEIVABLE

    Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

    (F) CREDIT RISK

    Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers in several states.

    The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts.

    (G) INVESTMENTS

    Investments consist of stock in CoBank, Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC), Choice One Communications Inc. (Choice One), and various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank, RTB, and the RTFC is nonmarketable and stated at cost. For the investments in partnerships, the equity method of accounting is used.

    The investment in Choice One stock is a marketable security classified as available for sale. Non-Qualified Deferred Compensation Plan assets are classified as trading. The Company uses fair value reporting for marketable investments in debt and equity securities classified as either available-for-sale or trading. For available-for-sale securities, the unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized. Unrealized holding gains and losses on trading securities are included in other income.

    To determine if an impairment of an investment exists, the Company monitors and evaluates the financial performance of the business in which it invests and compares the carrying value of the investee to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

    The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for Federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative's earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The RTB investment pays dividends annually, at the discretion of its board of directors.

    (H) PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. For traditional telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation is determined using the straight-line method for financial reporting purposes.

    (I) DEBT ISSUE COSTS

    Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. Accumulated amortization of loan origination costs from continuing operations was $9.3 million and $13.0 million at December 31, 2001 and 2002, respectively.

    (J) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired.

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS (SFAS No. 141) and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for the recognition of intangible assets acquired apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives, including the excess cost relating to investments accounted for using the equity method of accounting (equity method goodwill), no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS (SFAS No. 144).

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    As required by SFAS No. 141, the Company adopted the provisions of SFAS
No. 141 on July 1, 2001 and SFAS No. 142 was fully adopted on January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 were not amortized in 2001 or thereafter. Goodwill and indefinite useful life intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized through December 31, 2001. Prior to the adoption of SFAS No. 142, goodwill acquired in business combinations was amortized using the straight-line method over an estimated useful life of 40 years. Amortization of such assets ceased on January 1, 2002 upon adoption of SFAS No. 142. Accumulated amortization of goodwill at December 31, 2001 and 2002 is $34.3 million.

    In connection with the transitional goodwill impairment evaluation performed as of January 1, 2002, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. In performing the initial transitional impairment test, the Company determined that the carrying amount of its reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss upon adoption of SFAS No. 142. The Company updated its annual impairment testing of goodwill as of October 1, 2002, and determined that no impairment loss was required to be recognized in 2002.

    As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of $454.3 million and equity method goodwill of $10.3 million. Following is the December 31, 2000 and 2001 loss from continuing operations, adjusted as if SFAS No. 142 had been effective as of January 1, 2000, compared to actual results for the year ended 2002.

                                                              2000       2001       2002
                                                            --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Reported loss from continuing operations..................  $(13,169)  (23,349)    (6,261)
Amortization of goodwill..................................     9,668    11,898         --
Amortization of equity method goodwill....................       282       282         --
                                                            --------   -------     ------
    Adjusted loss from continuing operations..............  $ (3,219)  (11,169)    (6,261)
                                                            ========   =======     ======

    As of the date of adoption, the Company had $1.8 million in covenants not to compete that are intangible assets subject to amortization under SFAS No. 142. The covenants not to compete are being amortized over their useful lives of three to five years. Accumulated amortization of covenants not to compete was $3.9 million and $4.9 million at December 31, 2001 and 2002, respectively. The Company recorded amortization of $1.2 million, $1.2 million, and $1.0 million for the years ended December 31, 2000, 2001, and 2002, respectively. The Company will continue to amortize the covenants over their remaining estimated useful lives and will record amortization of $0.7 million during 2003 and $0.1 million during 2004.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    (K) IMPAIRMENT OF LONG-LIVED ASSETS

    Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

    Goodwill and intangible assets not subject to amortization are tested annually for impairment following the adoption of SFAS No. 142. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill pursuant to Accounting Principles Board Opinion No. 17, INTANGIBLE ASSETS, and used estimates of future cash flows in periodically evaluating goodwill for impairment. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's estimated fair value.

    (L) INCOME TAXES

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

    (M) INTEREST RATE SWAP AGREEMENTS

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

    The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2002, the Company had seven interest rate swap agreements with a combined notional amount of $225.0 million and expiration dates ranging from May 2003 through May 2004.

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES (SFAS No. 133). In June 2000, the FASB issued SFAS No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, AN AMENDMENT TO SFAS 133 (SFAS No. 138). SFAS
No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS
No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment (the "transition adjustment") of $(4.7) million in other comprehensive income (loss) to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. At December 31, 2002, the Company expects to reclassify to nonoperating income (expense) during the next
12 months $1.0 million from the transition adjustment that was recorded in other comprehensive income (loss).

    Effective January 1, 2001, the Company discontinued hedge accounting prospectively on its existing interest rate swap agreements because the agreements do not qualify as accounting hedges under SFAS No. 133. As of December 31, 2001 and 2002, the fair value of all outstanding interest rate swap agreements used in continuing operations was $10.7 million and $8.6 million, respectively. The change in the fair value of the interest rate swap agreements of $6.9 million and $(2.1) million during 2001 and 2002, respectively, has been recorded in the statement of operations as a charge (credit) to nonoperating income (expense). In addition, $1.2 million and $1.4 million has been reclassified as nonoperating income (expense) from the transition adjustment recorded in other comprehensive income (loss) during 2001 and 2002, respectively.

    On May 1, 2001, the Company entered into an interest swap with a notional amount of $25 million that was being accounted for as a cash flow hedge under the provisions of SFAS No. 133. The effective portion of the loss on this interest rate swap ($0.6 million) was being recorded in other comprehensive income (loss) through the third quarter of 2001. In association with the discontinued operations of the competitive communications business at Carrier Services and the bank negotiations in relation to the Carrier Services' Credit Facility (see Note 2), as of December 31, 2001, the Company discontinued hedge accounting on this swap. As of December 31, 2001, the fair value of this interest rate swap was $0.6 million, and was recorded in the statement of operations as a charge to discontinued operations. In addition, the Company reclassified $0.6 million from other comprehensive income (loss) to discontinued operations from the translation adjustment recorded on January 1, 2001 for the other remaining interest rate swap (notional amount of $50 million) used by the Company for the Carrier Services' Credit Facility. The fair market value of this swap was $2.6 million at December 31, 2001. At December 31, 2001, these interest rate swaps were classified as current liabilities of discontinued operations on the consolidated balance sheet at their respective fair values. These interest rate swaps were settled in May 2002 in conjunction with the restructuring of Carrier Services' Credit Facility (see Note 2).

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to interest expense.

    (N) STOCK APPRECIATION RIGHTS

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

    (O) STOCK OPTION PLANS

    At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 11. The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

    Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
(loss) would have been:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           2001           2002
                                                  ------------   ------------   ------------
                                                            (DOLLARS IN THOUSANDS)
Net income (loss), as reported..................    $(89,117)      (211,600)       13,239
Stock-based compensation expense included in
  reported net income (loss)....................      12,323          2,203         1,260
Stock-based compensation determined under fair
  value based method............................      (9,110)            40        (1,387)
                                                    --------       --------        ------
Pro forma net income (loss).....................    $(85,904)      (209,357)       13,112
                                                    ========       ========        ======

    The pro forma impact on income for the year ended December 31, 2000 assumes no options will be forfeited. During 2000, the Company recorded compensation expense under the provisions of APB

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
No. 25 in excess of the amounts that would have been recognized under the provisions of SFAS No. 123. The pro forma impact on income for the year ended December 31, 2001 assumes estimated forfeitures for those employees subject to termination due to the discontinued competitive communications operations. The pro forma impact on income for the year ended December 31, 2002 assumes estimated forfeitures for an employee who retired in January 2003. The stock-based compensation expense does not agree to the consolidated statement of operations due to the credit adjustments related to the stock appreciation rights of $(0.9) million and $(0.3) million for the years ended December 31, 2001 and 2002, respectively. The pro forma effects are not representative of the effects on reported net income for future years.

    (P) RECLASSIFICATIONS

    Certain amounts have been reclassified to conform to the 2002 consolidated financial statement presentation. One of these reclassifications include mark-to-market adjustments for interest rate swaps (previously classified as interest expense) to other nonoperating income (expense).

    On January 1, 2002, the Company adopted the provisions of SFAS No. 144. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Based on the provisions of SFAS No. 144, the assets and liabilities related to the discontinued competitive communications operations are presented separately in the asset and liability sections, respectively, on the accompanying December 31, 2002 consolidated balance sheet. The December 31, 2001 consolidated balance sheet has been reclassified for comparative purposes. There was no change to the measurement of the Company's provisions for discontinued operations as the Company initiated its plan of disposal prior to December 31, 2001.

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES

    On October 19, 2001, Carrier Services entered into an agreement to sell certain assets of its competitive communications operations relating to its business and operations in the northwest United States to Advanced
TelCom, Inc., a wholly owned subsidiary of Advance TelCom Group, Inc. (ATG). The sale of these assets was completed on December 10, 2001. Total proceeds from the sale of these assets was $3.4 million, including $0.9 million from the sale of accounts receivable. The Company recorded a gain of $0.4 million from the sale of these assets.

    On November 7, 2001, Carrier Services entered into an agreement with Choice One and certain affiliates of Choice One to sell certain assets of its competitive communications operations relating to its business and operations in the northeast United States. The sale of these assets was completed on December 19, 2001. Total proceeds from the sale of these assets was $5.6 million in cash, including $3.5 million from the sale of accounts receivable, and 2,500,000 restricted shares of Choice One common stock (valued at $7.9 million at December 19, 2001). The Company recorded a loss of $31.5 million from the sale of these assets. Included in the terms of the Choice One sales agreement was an opportunity for the Company to earn additional restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform 120 days after closing. In
April 2002, Carrier Services earned an additional 1,000,000 restricted shares of Choice One common stock under these provisions, bringing the total shares received to 3,500,000. The 1,000,000

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) additional shares earned was recognized in 2002 as a gain of $0.8 million, classified within discontinued operations.

    In connection with the sale of assets to Choice One, on November 7, 2001, the Company announced its plan to discontinue the remaining operations of its competitive communications business within its wholly owned subsidiary, Carrier Services, and notified its remaining customers in the southwest, southeast, and mid-Atlantic competitive markets to find alternative carriers.

    The transition of customers to ATG, Choice One, or alternative carriers was completed in April 2002.

    As a result of the adoption of the plan to discontinue the operations of the competitive communications operations, these operating results are presented as discontinued operations. The financial results of the competitive operations for 2000 and through November 7, 2001 are presented in the consolidated statements of operations as losses from discontinued competitive communications operations. In connection with the discontinuance of the competitive operations, the Company also recognized a charge in 2001 of $95.3 million to recognize a loss on disposal of its competitive communications operations. This charge included the gain of $0.4 million and loss of $31.5 million from the sale of assets to ATG and Choice One, respectively, the write off of the remaining competitive operating assets, including property, plant, and equipment of $36.1 million, and $28.1 million for expenses the Company estimated it would incur during the phase-out period, net of estimated revenue to be received from customers until they were transitioned to other carriers and ATG and Choice One for transition services. The estimated expenses for the phase-out period included interest expense. Interest expense was allocated to discontinued operations based on the interest incurred by the Company under its senior secured credit facility (the Carrier Services' Credit Facility) and the two interest rate swaps related to this facility.

    On November 28, 2001, Carrier Services completed an amendment to the Carrier Services' Credit Facility, pursuant to which Carrier Services' lenders waived certain restrictions with respect to the sale by Carrier Services of certain of its northwest assets to ATG. On December 19, 2001, Carrier Services completed another amendment on this credit facility which provided for such lenders' consent to the sale of certain of Carrier Services' northeast assets to Choice One and for the lenders' forbearance, until March 31, 2002, from exercising their remedies under the Carrier Services' Credit Facility for certain enumerated potential covenant breaches and potential events of default thereunder.

    On May 10, 2002, Carrier Services entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of Carrier Services and its subsidiaries under the Carrier Services' Credit Facility. In connection with such restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the Carrier Services' Credit Facility, (ii) the lenders converted $93.9 million of the loans and obligations under the Carrier Services' Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the Carrier Services' Credit Facility, and (iii) the remaining loans under the Carrier Services' Credit Facility and Carrier Services' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)

    As a result of this restructuring, in 2002, the Company recorded a gain in discontinued operations of $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the May 10, 2002 carrying value of $128.8 million of retired debt ($125.8 million) and related swap obligations ($3.0 million) and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's
Series A Preferred Stock issued ($78.4 million).

    See Note 6 and Note 7 for the terms of the new loans and the Company's Series A Preferred Stock, respectively.

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

    Selected information from discontinued operations for the years ended December 31, 2000 and 2001 follows:

                                                                2000             2001
                                                              --------         --------
                                                               (DOLLARS IN THOUSANDS)
Revenue.....................................................  $48,688           57,080
                                                              -------           ------
Operating loss..............................................   90,565           44,943
                                                              -------           ------
Loss before income taxes....................................  113,591           93,952
Income tax benefit..........................................   37,643              985
                                                              -------           ------
Loss from discontinued operations...........................  $75,948           92,967
                                                              =======           ======
Capital expenditures........................................  $57,519           37,426
                                                              =======           ======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Assets and liabilities of discontinued operations as of December 31, 2001 and 2002 follows:

                                                                2001              2002
                                                              ---------         --------
                                                                (DOLLARS IN THOUSANDS)
Cash........................................................  $   9,442              25
Accounts receivable.........................................      8,612             781
Prepaid and other...........................................         43              --
Investments, available-for-sale.............................      7,900              --
                                                              ---------          ------
      Current assets of discontinued operations.............  $  25,997             806
                                                              =========          ======
Accounts payable............................................  $  (8,857)            (35)
Accrued liabilities.........................................    (22,308)         (2,743)
Accrued interest payable....................................       (471)             --
Restructuring accrual.......................................     (2,575)         (1,968)
Accrued property taxes......................................       (365)           (319)
Current portion of long-term debt...........................   (125,800)             --
                                                              ---------          ------
      Current liabilities of discontinued operations........  $(160,376)         (5,065)
                                                              =========          ======
Restructuring accrual.......................................  $  (9,735)         (5,214)
Other liabilities...........................................         --             (51)
                                                              ---------          ------
      Long-term liabilities of discontinued operations......  $  (9,735)         (5,265)
                                                              =========          ======

    At December 31, 2001, Carrier Services' outstanding debt ($125.8 million) and the fair value of its interest rate swaps ($3.2 million) was classified in current liabilities of discontinued operations. In connection with Carrier Services' debt restructuring, as of May 10, 2002, the converted loans of $27.9 million have been classified as long-term debt as these loans will be serviced through continuing operations. Investments in marketable securities (consisting of Choice One stock) were also reclassified from discontinued operations to other current assets as these investments upon liquidation will fund the debt service requirements of Carrier Services' debt.

    In December 2000, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in the Company recording an initial charge of $16.5 million to losses from discontinued operations.

    Of the initial restructuring charge, $3.3 million related to employee termination benefits and other employee termination related costs. The Company terminated 360 positions in December 2000. These reductions resulted from organizational changes within the operations and sales offices of Carrier Services, including closing facilities in several states. The operation centers in Birmingham, Alabama and Dallas, Texas were closed and consolidated to Carrier Services' central operating facility in Albany, New York. Carrier Services also closed 15 of 41 district sales offices, including all those in the southeast and southwest regions of the United States.

    The restructuring charge included $10.3 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of this plan. The restructuring charge also included $2.9 million, net of salvage value, for the write-down of property, plant, and equipment. These assets primarily included leasehold improvements, furniture, and office equipment. Estimated salvage values were based on estimates of proceeds upon sale of certain of

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED) the affected assets. There were also $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    In the first quarter of 2001, the Company completed its plans for the restructuring of operations at Carrier Services, which resulted in recording a charge of $33.6 million. Of the total first quarter 2001 restructuring charge, $3.4 million related to employee termination benefits and other employee termination related costs. The Company terminated 365 positions in January 2001. Certain positions were eliminated at the central operating facility in Albany, New York, and at the corporate office in Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices were reduced.

    The restructure charge in the first quarter of 2001 included $12.2 million in contractual obligations for equipment, occupancy, and other lease terminations and other facility exit costs incurred as a direct result of the plan. The restructuring charge also included $17.9 million, net of salvage value, for the write-down of property, plant, and equipment. There were also $0.1 million of other incremental costs incurred as a direct result of the restructuring plan.

    At December 31, 2001, the remaining liabilities associated with the restructuring were limited to contractual obligations related to equipment and lease terminations. These liabilities were re-evaluated and the original obligation of $22.5 million was increased by $1.9 million. The original estimates associated with the other obligations were adjusted as reflected in the following table and the obligations were satisfied as of December 31, 2001. During 2002, the Company entered into arrangements related to certain leases and revised its assumptions on certain other remaining leases. For these reasons, there was a reduction to the remaining restructure obligation of $1.2 million. This reduction has been recognized as a gain and classified within discontinued operations for the year ended December 31, 2002.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Selected information relating to the restructuring charge follows:

                                                     EQUIPMENT,
                                                     OCCUPANCY,     WRITE-DOWN
                                       EMPLOYEE      AND OTHER     OF PROPERTY,
                                      TERMINATION      LEASE        PLANT, AND
                                       BENEFITS     TERMINATIONS    EQUIPMENT      OTHER      TOTAL
                                      -----------   ------------   ------------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Restructure charge..................     $3,271         10,252          2,854        108      16,485
Write-down of assets to net
  realizable value..................         --             --         (2,854)        --      (2,854)
Cash payments.......................       (243)           (45)            --         --        (288)
                                         ------        -------        -------       ----     -------
Restructuring accrual as of December
  31, 2000..........................      3,028         10,207             --        108      13,343
Restructure charge..................      3,416         12,180         17,916         95      33,607
Write-down of assets to net
  realizable value..................         --             --        (16,696)        --     (16,696)
Adjustments from initial estimated
  charges...........................        (91)         1,916         (1,220)        59         664
Cash payments.......................     (6,353)       (11,993)            --       (262)    (18,608)
                                         ------        -------        -------       ----     -------
Restructuring accrual as of December
  31, 2001..........................         --         12,310             --         --      12,310
Adjustments from initial estimated
  charges...........................         --         (1,192)            --         --      (1,192)
Cash payments.......................         --         (3,936)            --         --      (3,936)
                                         ------        -------        -------       ----     -------
Restructuring accrual as of December
  31, 2002..........................     $   --          7,182             --         --       7,182
                                         ======        =======        =======       ====     =======

    In June 2001, the Company restructured the operations of Carrier Services' NetLever division, which resulted in a charge of $1.5 million. NetLever was Carrier Services' internal group responsible for web site development and web hosting services. The Company's management undertook a review of NetLever and decided to discontinue supporting these web-related services internally. The restructure charge included $0.3 million relating to employee termination benefits and other employee termination related costs. The Company terminated 22 positions in June 2001 and an additional seven positions in October 2001.

    The restructure charge also included $0.1 million in lease terminations and other facility exit costs incurred as a direct result of the plan and $0.9 million, net of salvage value, for the write-down of property, plant, and equipment. There were also $0.2 million of other incremental costs incurred as a direct result of the restructuring plan. In the fourth quarter of 2001, the Company recognized an additional restructure charge of $1.9 million and adjustments were made among restructuring expense classifications to properly reflect the actual costs incurred. At December 31, 2001, there were no obligations remaining related to the NetLever restructuring.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(2) DISCONTINUED OPERATIONS AND RESTRUCTURE CHARGES (CONTINUED)
    Selected information relating to the NetLever restructure charge follows:

                                                                     WRITE-DOWN
                                        EMPLOYEE                    OF PROPERTY,
                                       TERMINATION      LEASE        PLANT, AND
                                        BENEFITS     TERMINATIONS    EQUIPMENT      OTHER      TOTAL
                                       -----------   ------------   ------------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Restructure charge...................      $296           46              874         247       1,463
Write-down of assets to net
  realizable value...................        --           --           (3,095)         --      (3,095)
Adjustments from initial estimated
  charges............................      (187)         (28)           2,221        (130)      1,876
Cash payments........................      (109)         (18)              --        (117)       (244)
                                           ----          ---           ------        ----      ------
  Restructuring accrual as of
    December 31, 2001................      $ --           --               --          --          --
                                           ====          ===           ======        ====      ======

(3) ACQUISITIONS

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

    On September 4, 2001, the Company acquired 100% of the common stock of Marianna. On September 28, 2001, the Company acquired certain assets of Illinois Consolidated Telephone Company. The aggregate purchase price for these acquisitions was $23.5 million.

    Acquisition costs were $1.0 million and $0.3 million in 2000 and 2001, respectively. The acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $231.2 million and $14.4 million and has been recognized as goodwill in 2000 and 2001, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(3) ACQUISITIONS (CONTINUED)
    The allocation of the total net purchase price for the 2000 and 2001 acquisitions are shown in the table below:

                                                                2000           2001
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 29,141         5,659
Property, plant, and equipment..............................   100,121         4,953
Excess cost over fair value of net assets acquired..........   231,167        14,358
Other assets................................................    23,880             6
Current liabilities.........................................   (16,038)         (111)
Other liabilities...........................................   (91,077)       (1,098)
                                                              --------        ------
  Total net purchase price..................................  $277,194        23,767
                                                              ========        ======

    The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions occurred at the beginning of the preceding year. These results include certain adjustments, including increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or which may be attained in the future.

                                                              PRO FORMA YEAR ENDED
                                                               DECEMBER 31, 2001
                                                              --------------------
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
                                                                  (UNAUDITED)
Revenues....................................................        $238,678
Loss from continuing operations.............................         (23,109)
Net loss....................................................        (211,360)

(4) PROPERTY, PLANT, AND EQUIPMENT

    A summary of property, plant, and equipment from continuing operations is shown below:

                                                        ESTIMATED
                                                     LIFE (IN YEARS)      2001        2002
                                                     ---------------   ----------   ---------
                                                                       (DOLLARS IN THOUSANDS)
Land...............................................             --     $   3,628       3,702
Buildings and leasehold improvements...............          2--40        33,858      34,742
Telephone equipment................................          3--50       535,309     557,802
Cable equipment....................................          3--20         1,612       1,688
Furniture and equipment............................          3--34        15,397      15,653
Vehicles and equipment.............................          3--20        19,168      19,942
Computer software..................................          3-- 5         1,599       2,046
                                                      ------------     ---------    --------
      Total property, plant, and equipment.........                      610,571     635,575
Accumulated depreciation...........................                     (327,291)   (358,858)
                                                                       ---------    --------
      Net property, plant, and equipment...........                    $ 283,280     276,717
                                                                       =========    ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(4) PROPERTY, PLANT, AND EQUIPMENT (CONTINUED)
    The telephone company composite depreciation rate for property and equipment was 7.80%, 7.58%, and 7.48% in 2000, 2001, and 2002, respectively. Depreciation expense from continuing operations for the years ended December 31, 2000, 2001, and 2002 was $35.8 million, $42.5 million, and $45.9 million, respectively.

(5) INVESTMENTS

    The cost, unrealized holding gains and losses, and fair value of the Company's marketable equity investments classified as available-for-sale, at December 31, 2001 and 2002 are summarized below:

                                                         UNREALIZED   UNREALIZED
                                                          HOLDING      HOLDING       FAIR
                                               COST        GAINS         LOSS        VALUE
                                            ----------   ----------   ----------   ---------
December 31, 2001.........................  $8,271,356     332,087      10,200     8,593,243
December 31, 2002.........................     560,000          --          --       560,000

    At December 31, 2001, the fair value of the Choice One stock of $7,900,000 was classified with the net current liabilities of discontinued operations. As discussed in Note 2, during 2002, the Choice One stock was reclassified from discontinued operations to investments available for sale.

    Proceeds from sales of available-for-sale securities were $14.4 million, $1.1 million, and $0.4 million in 2000, 2001, and 2002, respectively. Gross gains of $4.0 million, $1.0 million, and approximately $7,000 in 2000, 2001, and 2002, respectively, were realized on those sales.

    The Company's noncurrent investments at December 31, 2001 and 2002 consist of the following:

                                                                2001           2002
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Investment in cellular companies and partnerships...........  $21,785         16,341
RTB stock...................................................   20,217         20,125
CoBank stock and unpaid deferred CoBank patronage...........    4,655          4,903
RTFC secured certificates and unpaid deferred RTFC
  patronage.................................................      588            534
Other nonmarketable minority equity investments and
  Non-Qualified Deferred Compensation Plan assets...........    1,696          2,119
                                                              -------         ------
  Total investments.........................................  $48,941         44,022
                                                              =======         ======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(5) INVESTMENTS (CONTINUED)

    The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three month lag. The investments accounted for under the equity method and the Company's ownership percentage as of December 31, 2001 and 2002 are summarized below:

                                                                2001           2002
                                                              --------       --------
Chouteau Cellular Telephone Company.........................    33.7%          33.7%
Illinois Valley Cellular RSA 2--I Ptnrs.....................    13.3%          13.3%
Illinois Valley Cellular RSA 2--II Ptnrs....................    13.3%          13.3%
Illinois Valley Cellular RSA 2--III Ptnrs...................    13.3%          13.3%
ILLINET Communications, LLC.................................     9.1%           9.1%
Orange County-Poughkeepsie Limited Partnership..............     7.5%           7.5%
ILLINET Communications of Central IL LLC....................     5.2%           5.2%
Syringa Networks, LLC.......................................    13.9%          13.9%

    Proceeds from sales of investments accounted for under the equity method were $4.5 million and $0.2 million in 2000 and 2001, respectively. Gross gains of $2.0 million and approximately $43,000, respectively, were realized on those sales. There were no sales of investments accounted for under the equity method during 2002.

    Summary financial information for the Orange County-Poughkeepsie Limited Partnership accounted for under the equity method follows:

                                                               SEPTEMBER 30
                                                          -----------------------
                                                            2001           2002
                                                          --------       --------
                                                          (DOLLARS IN THOUSANDS)
Current assets..........................................  $32,034         31,619
Property, plant and equipment, net......................   25,324         28,916
                                                          -------         ------
    Total assets........................................  $57,358         60,535
                                                          =======         ======
Current liabilities.....................................  $ 3,067            746
Partners' capital.......................................   54,290         59,789
                                                          -------         ------
    Total liabilities and partners' capital.............  $57,357         60,535
                                                          =======         ======

                                                    TWELVE MONTHS ENDED SEPTEMBER 30
                                                  ------------------------------------
                                                    2000          2001          2002
                                                  --------      --------      --------
                                                         (DOLLARS IN THOUSANDS)
Revenues........................................  $51,567        75,452       105,413
Operating income................................   38,504        57,659        89,203
Net income......................................   39,715        58,986        90,498

    Chouteau Cellular Telephone Company (a limited partnership in which the Company holds a 1.0% general partner interest and a 32.67% limited partner interest) is an investment vehicle which holds a 25% member interest in Independent Cellular Telephone, LLC ("ICT"). ICT in turn is an investment vehicle which holds a 44.45% member interest in United States Cellular Telephone of Greater Tulsa,

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(5) INVESTMENTS (CONTINUED)
LLC ("Tulsa, LLC"). Because Tulsa, LLC is the actual operating entity within the overall investment structure, its summary financial information is presented below, rather than summary information for the Chouteau Cellular Telephone Company, which is the actual entity accounted for under the equity method on the books of the Company:

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 13,368        12,346
Property, plant and equipment, net..........................    86,664        86,042
                                                              --------        ------
    Total assets............................................  $100,032        98,388
                                                              ========        ======
Current liabilities.........................................  $ 60,988        55,070
Non-current liabilities.....................................     2,248         2,878
Members' equity.............................................    36,796        40,440
                                                              --------        ------
    Total liabilities and members' equity...................  $100,032        98,388
                                                              ========        ======

                                                           TWELVE MONTHS ENDED SEPTEMBER 30
                                                        --------------------------------------
                                                          2000           2001           2002
                                                        --------       --------       --------
                                                                (DOLLARS IN THOUSANDS)
Revenues..............................................  $80,111         95,852         96,361
Operating income......................................    8,443          7,338         12,407
Net income before cumulative effect of a change in
  accounting principle................................    6,563          4,950         10,402
Cumulative effect of a change in accounting
  principle...........................................       --           (963)            --
Net income............................................    6,563          3,987         10,402

    In addition to holding the 44.45% member interest in Tulsa, LLC, ICT has long-term debt consisting of variable rate borrowings (5.50% at December 31, 2002) under a loan agreement with RTFC, due in quarterly installments of $0.7 million including interest through 2006. The note is collateralized by the assets of ICT, including its investment in Tulsa, LLC. The RTFC debt balance at December 31, 2002 was $8.4 million. The Company has issued an unsecured guarantee on the RTFC debt. As of December 31, 2002, the unsecured guarantee was $2.1 million.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(5) INVESTMENTS (CONTINUED)
    Summary combined financial information for the Illinois Valley Cellular RSA 2--I Partnership and Illinois Valley Cellular RSA 2--III Partnership accounted for under the equity method follows:

                                                                   SEPTEMBER 30
                                                              -----------------------
                                                                2001           2002
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Current assets..............................................  $ 2,673          2,286
Property, plant and equipment, net..........................    8,294          9,132
                                                              -------         ------
    Total assets............................................  $10,967         11,418
                                                              =======         ======
Current liabilities.........................................  $ 2,767          2,309
Non current liabilities.....................................      527            968
Partners' capital...........................................    7,673          8,141
                                                              -------         ------
    Total liabilities and partners' capital.................  $10,967         11,418
                                                              =======         ======

                                                           TWELVE MONTHS ENDED SEPTEMBER 30
                                                        --------------------------------------
                                                          2000           2001           2002
                                                        --------       --------       --------
                                                                (DOLLARS IN THOUSANDS)
Revenues..............................................  $14,666         16,296         17,516
Operating income......................................    2,170          2,038          1,311
Net income............................................    2,011          1,647          1,217

    The Company continually evaluates its investment holdings for evidence of impairment. During 2002, the Company determined that the decline in market value of its Choice One common stock was "other than temporary." As such, the Company recorded a noncash charge of $8.2 million. This charge is classified with the impairment on investments in the consolidated statement of operations.

    During 2002, the Company determined that the carrying amount exceeded the estimated fair value of some investments accounted for under the equity method. As such, the Company recorded a noncash charge of $1.7 million and $2.7 million, respectively, for the Chouteau Cellular Telephone Company and Illinois Valley Cellular RSA 2--I, II and III partnership investments. These charges are classified with the impairment on investments in the consolidated statement of operations.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(6) LONG-TERM DEBT

    Long-term debt at December 31, 2001 and 2002 is shown below:

                                                                2001           2002
                                                              --------       --------
                                                              (DOLLARS IN THOUSANDS)
Senior secured notes, variable rates ranging from 4.25% to
  10.57% at December 31, 2002, due 2004 to 2007.............  $356,422        351,778
Senior subordinated notes due 2008:
  Fixed rate, 9.50%.........................................   125,000        125,000
  Variable rate, 5.81% at December 31, 2002.................    75,000         75,000
Senior subordinated notes, 12.50%, due 2010.................   200,000        200,000
Carrier Services' senior secured notes, 8.00%, due 2007.....   125,800         28,829
Senior notes to RTFC:
  Fixed rate, 9.20%, due 2009...............................     3,699          3,250
  Variable rate, 5.50% at December 31, 2002, due 2009.......     5,546          4,871
Subordinated promissory notes, 7.00%, due 2005..............     7,000          7,000
First mortgage notes to Rural Utilities Service, fixed rates
  ranging from 2.00% to 10.78%, due 2002 to 2016............     7,652          7,090
Senior notes to RTB, fixed rates ranging from 7.50% to
  8.00%, due 2008 to 2014...................................     1,476          1,372
Other debt, 9.00%, paid in 2002.............................         7             --
                                                              --------       --------
Total outstanding long-term debt............................   907,602        804,190
Less current portion........................................  (131,323)        (5,704)
                                                              --------       --------
    Total long-term debt, net of current portion............  $776,279        798,486
                                                              ========       ========

    As discussed in Note 2, the December 31, 2001 outstanding balance on the Carrier Services' senior secured notes is classified with current liabilities of discontinued operations in the accompanying consolidated balance sheet. In connection with Carrier Services' debt restructuring, as of May 10, 2002, the converted loans (December 31, 2002 balance of $28.8 million) have been classified as long-term debt as these loans will be serviced through continuing operations.

    The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2002 are as follows (dollars in thousands):

Fiscal year:
  2003......................................................  $  5,704
  2004......................................................   175,171
  2005......................................................   102,414
  2006......................................................    79,796
  2007......................................................    35,065
  Thereafter................................................   406,040
                                                              --------
                                                              $804,190
                                                              ========

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(6) LONG-TERM DEBT (CONTINUED)
    SENIOR SECURED NOTES

    On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche
C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and an $85 million reducing revolving credit facility (revolving facility) with a term of 6.5 years. On March 14, 2000, an additional $165 million reducing revolving credit facility (acquisition facility) with a term of 4.5 years was committed and available to the Company under the Credit Facility. At December 31, 2002, $60 million was outstanding on the revolving facility and $97.7 million was outstanding on the revolving acquisition facility. The Credit Facility requires that the Company maintain certain financial covenants. As of December 31, 2002, these financial covenants limited the commitment available under the revolving and revolving acquisition facilities to $66.0 million. Borrowings under the Credit Facility bear interest at a rate based, at the option of the Company, on the participating banks' prime rate or Eurodollar rate, plus an incremental rate of 2.5%, 2.25%, 1.75%, and 1.75% for the prime rate and 4.0%, 3.75%, 2.75%, and 2.75% for the Eurodollar margins for the tranche C, tranche B, revolving facility, and acquisition facility, respectively. In addition to annual administrative agent's fees, the Company pays fees of 1/2% per annum on the aggregate unused portion of the tranche B, revolving facility, and acquisition facility commitments.

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

    The Company amended its Credit Facility in July 2002 to provide for a letter of credit sub-facility. The amendment will provide the ability to request letters of credit to support obligations of the Company incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the Credit Facility. As of December 31, 2002, $0.4 million had been issued under this letter of credit.

    SENIOR SUBORDINATED NOTES DUE 2008

    On May 5, 1998, the Company consummated a debt offering consisting of $125 million in aggregate principal amount of Senior Subordinated Notes due 2008 (the Fixed Rate Notes), and $75 million in aggregate principal amount of Floating Rate Callable Securities due 2008 (the Floating Rate Notes). The notes are unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness. Interest on the notes is payable semiannually. Interest on the Fixed Rate Notes is 9.5% and interest on the Floating Rate Notes is equal to a rate per annum at LIBOR plus 418.75 basis points. As to the Floating Rate Notes, the Company used an interest rate swap agreement, with a notional amount of $75 million, to manage its exposure on its variable interest rate

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(6) LONG-TERM DEBT (CONTINUED)
risk by converting the interest cost to a fixed rate of 10.78% for a substantial portion (though not entirely) of the term of the notes. The swap agreement expires in May 2003.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(6) LONG-TERM DEBT (CONTINUED)
    CARRIER SERVICES' SENIOR SECURED NOTES

    On May 10, 2002, Carrier Services entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of Carrier Services and its subsidiaries under the Carrier Services' Credit Facility. In connection with such restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under the Carrier Services' Credit Facility, (ii) the lenders converted $93.9 million of the loans and obligations under the Carrier Services' Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under the Carrier Services' Credit Facility, and (iii) the remaining loans under the Carrier Services' Credit Facility and Carrier Services' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

    As a result of this restructuring, in 2002, the Company recorded a gain classified within discontinued operations of $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the May 10, 2002 carrying value of $128.8 million of retired debt ($125.8 million) and related swap obligations ($3.0 million) and the sum of the aggregate value of the cash paid
($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's Series A Preferred Stock issued
($78.4 million).

    The converted loans under the new Carrier Services' Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of $19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of Carrier Services, either in cash or in kind. For the year ended December 31, 2002, $0.9 million in additional debt was issued to satisfy the accrued in kind interest on the Tranche B loans. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000
is due on September 30, 2006; and (d) the remaining principal balance is due at maturity.

    The loans under the new Carrier Services' Amended and Restated Credit Agreement are guaranteed by certain of Carrier Services' subsidiaries and are secured by substantially all of the assets of Carrier Services and its subsidiaries. The Company has not guaranteed the debt owed to the lenders under the new Carrier Services' Amended and Restated Credit Agreement nor does the Company have any obligation to invest any additional funds in Carrier Services. Further, the Company's Credit Facility and the indentures governing the Company's senior subordinated notes contain significant restrictions on the Company's ability to make investments in Carrier Services. Under a tax sharing agreement, FairPoint is obligated to reimburse Carrier Services for any tax benefits it receives from net operating losses generated by Carrier Services. At December 31, 2002, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.1 million.

    Voluntary prepayments of the new loans may be made at any time without premium or penalty. Carrier Services is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by its long distance business.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(6) LONG-TERM DEBT (CONTINUED)

    Upon an event of default under the new Carrier Services' Amended and Restated Credit Agreement and the acceleration of the loans thereunder, at the option of the relevant lender, such loans may be converted into the Company's Series A Preferred Stock pursuant to the terms of the Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement (Preferred Stock Issuance Agreement).

    OTHER

    In conjunction with the senior notes payable to the RTFC and the RTB and the first mortgage notes payable to the Rural Utilities Service, certain of the Company's subsidiaries are subject to restrictive covenants limiting the amounts of dividends that may be paid.

    The Company also has $0.4 million unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2002.

    The FASB issued SFAS No. 145, RECISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS (SFAS No. 145) during 2002. This statement eliminates the requirement that gains and losses from extinguishments of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The statement requires gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, which provides guidance for distinguishing transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The Company adopted SFAS No. 145 in the second quarter of 2002. The adoption of SFAS No. 145 did not affect the financial statements in 2000, 2001, and 2002, as there were no extinguishments of debt during these periods. During 2002, the Company recognized a $17.5 million gain for the extinguishment of the Carrier Services' debt and settlement of its interest rate swap agreements. This gain is classified within discontinued operations.

(7) REDEEMABLE PREFERRED STOCK

    The Series A Preferred Stock issued to the lenders in connection with Carrier Services debt restructuring, and any Series A Preferred Stock issuable pursuant to the Preferred Stock Issuance Agreement, is nonvoting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the Preference Amount). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or
(iii) the first anniversary of the maturity of the Company's senior subordinated notes

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(7) REDEEMABLE PREFERRED STOCK (CONTINUED)
(which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount.

    The initial carrying amount of the Series A Preferred Stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount
($93.9 million) at the mandatory redemption date (May 2011). For the year ended December 31, 2002, the Series A Preferred Stock has been increased by
$1.0 million to reflect the periodic accretions. The carrying amount of the Series A Preferred Stock has been further increased by $10.9 million in connection with dividends paid in-kind on the outstanding shares of the Series A Preferred Stock. Additional paid-in capital has been decreased for the increases in the carrying balance of the Series A Preferred Stock.

(8) EMPLOYEE BENEFIT PLANS

    The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2000, 2001, and 2002, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $1.7 million, $1.8 million, and $1.4 million for the years ended December 31, 2000, 2001, and 2002, respectively.

    In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $38,000, $16,000, and $1,000 for the years ended December 31, 2000, 2001, and 2002, respectively. At December 31, 2001 and 2002, the NQDC Plan assets were $0.6 million and $0.5 million, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

    C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2000, 2001, and 2002, respectively.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(9) INCOME TAXES

    Income tax expense from continuing operations for the years ended December 31, 2000, 2001, and 2002 consists of the following components:

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Current:
  Federal...................................................  $(2,419)       --         --
  State.....................................................   (1,345)     (569)      (603)
                                                              -------      ----       ----
      Total current income tax expense from continuing
        operations..........................................   (3,764)     (569)      (603)
                                                              -------      ----       ----
Investment tax credits......................................      219       138         85
                                                              -------      ----       ----
Deferred:
  Federal...................................................      366        --         --
  State.....................................................   (2,428)       --         --
                                                              -------      ----       ----
      Total deferred income tax expense from continuing
        operations..........................................   (2,062)       --         --
                                                              -------      ----       ----
Total income tax expense from continuing operations.........  $(5,607)     (431)      (518)
                                                              =======      ====       ====

    Total income tax expense from continuing operations was different than that computed by applying U. S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 2000, 2001, and 2002. The reasons for the differences are presented below:

                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Computed "expected" tax benefit from continuing
  operations................................................  $ 2,571      7,791      1,952
State income tax benefit (expense), net of Federal income
  tax expense...............................................   (2,490)      (376)      (398)
Amortization of investment tax credits......................      219        138         85
Goodwill amortization.......................................   (2,843)    (3,339)        --
Stock-based compensation....................................   (3,235)      (749)      (428)
Valuation allowance.........................................       --     (4,067)    (1,851)
Disallowed expenses and other...............................      171        171        122
                                                              -------     ------     ------
Total income tax expense from continuing operations.........  $(5,607)      (431)      (518)
                                                              =======     ======     ======

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(9) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2002 are presented below:

                                                                 2001         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Federal and state tax loss carryforwards..................   $ 90,624       94,223
  Employee benefits.........................................        575          632
  Restructure charges and exit liabilities..................      7,122        2,873
  Allowance for doubtful accounts...........................        495          451
  Alternative minimum tax and other state credits...........      2,811        2,861
                                                               --------      -------
    Total gross deferred tax assets.........................    101,627      101,040
Valuation allowance.........................................    (76,600)     (71,733)
                                                               --------      -------
    Net deferred tax assets.................................     25,027       29,307
                                                               --------      -------
Deferred tax liabilities:
  Property, plant, and equipment, principally due to
    depreciation differences................................      9,054       16,716
  Goodwill, due to amortization differences.................      7,084        8,906
  Basis in investments......................................      8,889        3,685
                                                               --------      -------
    Total gross deferred tax liabilities....................     25,027       29,307
                                                               --------      -------
    Net deferred tax liabilities............................   $     --           --
                                                               ========      =======

    The valuation allowance for deferred tax assets as of December 31, 2001 and 2002 was $76.6 million and $71.7 million, respectively. The change in the valuation allowance was an increase of $72.9 million and a decrease of $(4.9) million of which $4.1 million and $1.9 million was allocated to continuing operations and $68.8 million and $(6.8) million to discontinued operations for the years ended December 31, 2001 and 2002, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $196.5 million prior to the expiration of the net operating loss carryforwards in 2022. Taxable loss for the years ended December 31, 2001 and 2002 was $151.4 million and $11.2 million, respectively. Based upon the level of projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2002. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(9) INCOME TAXES (CONTINUED)
    At December 31, 2002, federal and state net operating loss carryforwards of $258.1 million expire in 2019 to 2022. At December 31, 2002, the Company has alternative minimum tax credits of $2.3 million which may be carried forward indefinitely.

(10) STOCKHOLDERS' EQUITY

    A number of events occurred which affected the capitalization of the Company. Those events included a stock-split in the form of a stock dividend, authorizing additional classes of capital stock, issuing and reacquiring capital stock for net proceeds of $158.9 million, the cancellation of put options on the Company's common stock, issuing common stock subject to put obligations related to a business combination, and recognizing costs for stock-based compensation to employees.

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

        CLASS A COMMON STOCK--authorized 236,200,000 voting common shares at a par value of $0.01 per share. Class A common shares carry one vote per share.

        CLASS B COMMON STOCK--authorized 150,000,000 nonvoting, convertible common shares at a par value of $0.01 per share.

        CLASS C COMMON STOCK--authorized 13,800,000 nonvoting, convertible common shares at a par value of $0.01 per share. The Class C common shares are automatically convertible into Class A common shares upon either the completion of an initial public offering of at least $150 million of the Company's Class A common stock or the occurrence of certain conversion events, as defined in the articles of incorporation. The conversion rate for the Class C common shares to Class A common shares is one-for-one.

        SERIES D PREFERRED STOCK--authorized 100,000,000 nonvoting, convertible, cumulative participating preferred shares at a par value of $0.01 per share.

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

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(10) STOCKHOLDERS' EQUITY (CONTINUED)

    In May 2002, the Company amended and restated its certificate of incorporation to eliminate the Series D preferred stock and to designate and authorize the issuance of up to 1,000,000 shares of Series A preferred stock.

    ISSUANCE AND REACQUISITION OF CAPITAL STOCK

    In January 2000, at a price of $13.12 per share, the Company issued 4,673,920 shares of Series D preferred stock, 100,160 shares of Class A common stock, 4,243,728 shares of Class B common stock, and 4,269,440 shares of Class C common stock. Net proceeds from the issuance of capital stock was $158.9 million. Direct costs of $23.9 million associated with the issuance of this capital stock were recorded as a reduction to paid-in capital. These costs included $9.6 million of transaction fees and expenses paid to a new principal shareholder, transaction fees of $8.4 million which were accrued to be paid to an existing shareholder upon liquidation of their holdings, and $0.4 million for services rendered in consummating the transaction paid to a law firm in which a partner of the firm is a shareholder of the Company.

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

    In January 2000, these put options were canceled. As a result, the Company reclassified $3.0 million from temporary equity to the permanent capital accounts of the Company.

    ISSUANCE OF COMMON STOCK SUBJECT TO PUT OBLIGATIONS

    In connection with the acquisition of Fremont, the Company issued 457,318 shares of Class A common stock to certain of the former owners of Fremont. Under the terms of the agreements, these shares can be put back to the Company at any time. The purchase price for such stock is the higher of the current fair market value or the fair market value of the Company's common stock on the date of the acquisition of Fremont. Such former owners of Fremont exercised their put options on 75,418 shares in December 2000 and on 66,676 shares in March 2001. The Company has recorded the common stock subject to put options as temporary equity in the accompanying consolidated balance sheets. In May 2001, the Company loaned $999,980 to such former owners of Fremont. In January 2002, these loans were paid with 76,218 shares subject to the put options. In January 2003, put options on 76,218 shares were exercised for $999,980.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(10) STOCKHOLDERS' EQUITY (CONTINUED)

    COMPENSATION EXPENSE

    In January 2000, shares of Class A common stock issued under stock options and warrants included 35,300 shares issued under the MJD Communications, Inc. Stock Incentive Plan (1998 Plan), 255,320 shares issued under the 1995 Stock Option Plan (1995 Plan), and 16,580 shares issued pursuant to warrants to purchase shares of the Company's common stock in a cashless exercise. Options surrendered in lieu of cash were 5,300 under the 1998 Plan and 5,020 under the 1995 Plan. Following the conversion of these Class A common shares into Series D preferred shares, the newly issued Series D preferred shares were sold to a new principal shareholder of the Company. The Company's board of directors amended the grant of options to purchase 40,600 shares of the Company's Class A common stock under the 1998 Plan to make those options immediately exercisable and fully vested. The options were previously exercisable only upon the occurrence of a qualifying liquidating event, as defined under the 1998 Plan. A compensation charge of $0.5 million was recognized in connection with the amendment of the options in 2000. As a result of the exercise of options to purchase 260,340 shares of Class A common stock under the 1995 Plan, the Company recorded a compensation charge of $3.3 million in 2000.

    In 1997, two of the Company's shareholders entered into shareholder agreements with the Company and its founding shareholders, including two employee shareholders. Under the shareholder agreements, the Company's founding shareholders are entitled to a cash payment as a result of the sale of the Company's common stock to a third party by either of the two shareholders. In January 2000, one of these shareholders sold newly issued Series D preferred shares for cash to a third party. The transaction was subject to the requirements of the shareholder agreements. As the cash payment to the two employee shareholders was contingent upon their continued employment, the Company recognized the cash payment as compensation expense. Also in January 2000, the other shareholder transferred 1,093,060 shares of Series D preferred shares to the employee-shareholders in settlement of its cash payment obligation under the shareholder agreements. As a result of these transactions, the Company recognized a compensation charge of $8.5 million in 2000.

    In April 2000, the Company issued stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (Carrier Services' Plan) in consideration of the cancellation of all options previously granted under the Carrier Services' Plan. The Company issued 1,620,465 and 73,200 options to purchase Class A common shares of the Company at an exercise price of $3.28 per share and $13.12 per share, respectively. The Company was recognizing a compensation charge on these options for the amount the market value of the Company's common stock exceeded the exercise price on the date of grant. In order to maintain the same economic benefits as previously existed under the Carrier Services' Plan, Carrier Services also intended to provide a cash bonus to its employees for each option exercised. The Company was amortizing the compensation charge related to the option grant and the cash bonus over the vesting period of five years. For the year ended December 31, 2000, compensation expense of $3.1 million and $1.0 million was recognized for these options and bonuses, respectively, and are classified within discontinued operations. During 2000, 320,250 unvested options subject to the option and bonus compensation charge were forfeited. As of December 31, 2000, unearned compensation on the converted Carrier Services' Plan options was $9.7 million. As of December 31, 2001, the Company estimated the number of options subject to the

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(10) STOCKHOLDERS' EQUITY (CONTINUED)

option and bonus compensation charge that would be ultimately exercised during the discontinued operation phase-out period. The remaining unvested options were forfeited.

    On December 31, 2001, the Company extended the exercise period on 284,200 1995 Plan stock options. The Company recognized a compensation charge of $2.2 million related to the modification of these options during 2001. On December 31, 2002, the Company extended the exercise period on 213,200 1995 Plan Stock Options. The Company recognized a compensation charge of $1.2 million related to the modification of these options during 2002.

    Certain principal shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recognized a benefit of $0.9 million and $0.3 million in 2001 and 2002, respectively, as the value associated with the stock appreciation rights declined. No compensation expense was recorded in 2000 related to the stock appreciation rights.

(11) STOCK OPTION PLANS

    1995 STOCK OPTION PLAN

    The Company sponsors the 1995 Plan that covers officers, directors, and employees of the Company. The Company may issue qualified or nonqualified stock options to purchase up to 1,136,800 shares of the Company's Class A common stock to employees that will vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 852,800 shares at $0.25 per share. There were no options granted since 1995.

    The per share weighted average fair value of stock options granted during 1995 was $0.13 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(11) STOCK OPTION PLANS (CONTINUED)

    Stock option activity for 2000, 2001, and 2002 under the 1995 Plan is summarized as follows:

                                                            2000       2001       2002
                                                          --------   --------   --------
Outstanding at January 1................................   852,800   592,460    592,460
  Granted...............................................        --        --         --
  Exercised.............................................  (260,340)       --         --
  Forfeited.............................................        --        --         --
                                                          --------   -------    -------
Outstanding at December 31..............................   592,460   592,460    592,460
                                                          ========   =======    =======
Exercisable at December 31..............................   592,460   592,460    592,460
                                                          ========   =======    =======
Stock Options available to grant at December 31, 2002...                        284,000
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

    Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will accrue compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

    Pursuant to the terms of the grant, options granted in 2000 become exercisable immediately upon vesting. The per share weighted average fair value of stock options granted under the 1998 Plan during 2000 was $11.17 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(11) STOCK OPTION PLANS (CONTINUED)
    Stock option activity for 2000, 2001, and 2002 under the 1998 Plan is summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                OPTIONS     EXERCISE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
Outstanding at January 1, 2000..............................   4,808,000     $1.76
  Granted...................................................   1,693,665      3.71
  Exercised.................................................     (40,600)     1.71
  Forfeited.................................................    (372,750)     3.06
                                                              ----------
Outstanding at December 31, 2000............................   6,088,315      2.22
  Granted...................................................          --        --
  Exercised.................................................     (91,500)     3.28
  Forfeited.................................................  (1,590,525)     3.21
                                                              ----------
Outstanding at December 31, 2001............................   4,406,290      1.84
  Granted...................................................     250,000      7.00
  Exercised.................................................          --        --
  Forfeited.................................................    (225,090)     3.28
                                                              ----------
Outstanding at December 31, 2002............................   4,431,200      2.06
                                                              ==========
Stock options available to grant at December 31, 2002.......   2,389,240
                                                              ==========

                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
       ------------------------------------------------       -----------------------------
                          NUMBER                                  NUMBER           WEIGHTED
                      OUTSTANDING AT        REMAINING         EXERCISABLE AT       AVERAGE
       EXERCISE        DECEMBER 31,        CONTRACTUAL         DECEMBER 31,        EXERCISE
        PRICE              2002            LIFE (YEARS)            2002             PRICE
       --------       --------------       ------------       --------------       --------
        $1.71           3,978,900               6.60                  --            $  --
         2.74             184,000               7.50                  --               --
         3.28              18,300               8.30               9,150             3.28
         7.00             250,000               9.00                  --               --
                        ---------                                  -----            -----
                        4,431,200                                  9,150            $3.28
                        =========                                  =====            =====

    The weighted average remaining contractual life for the options outstanding at December 31, 2002 is 6.8 years.

    FAIRPOINT COMMUNICATIONS CORP. STOCK INCENTIVE PLAN

    In December 1998, the Company adopted the Carrier Services' Plan for employees of its subsidiary, Carrier Services. Under the Carrier Services' Plan, participating employees were granted options to purchase common stock of Carrier Services at exercise prices not less than the market value of Carrier Services' common stock at the date of the grant. The Carrier Services' Plan authorized grants of options to purchase up to 1,000,000 shares of authorized, but unissued common stock. All stock options had 10 year terms and vested in 25% increments on the second, third, fourth, and fifth

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(11) STOCK OPTION PLANS (CONTINUED)
anniversaries of an individual grant. In the event of a change in control, outstanding options would vest immediately.

    The per share weighted average fair value of stock options granted under the Carrier Services' Plan during 2000 was $11.80 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.68%, and an estimated option life of 10 years. Because Carrier Services was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

    Stock option activity for 2000 under the Carrier Services' Plan is summarized as follows:

                                                                2000
                                                              --------
Outstanding at January 1, 2000..............................   885,500
  Granted...................................................    40,000
  Exercised.................................................        --
  Canceled or forfeited.....................................  (925,500)
                                                              --------
Outstanding at December 31, 2000............................        --
                                                              ========

    See Note 10 for a description of the cancellation of the majority of options granted under the Carrier Services' Plan during 2000.

    FAIRPOINT COMMUNICATIONS, INC. 2000 EMPLOYEE STOCK OPTION PLAN

    In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Option Plan (2000 Plan). The 2000 Plan provided for grants to members of management of up to 10,019,200 options to purchase Class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 2,365,510. Options granted under the 2000 Plan may be of two types:
(i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option.

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

    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 3,274,935 options were canceled. The remaining shares outstanding under this plan were forfeited during 2001. On March 13, 2002, 880,819 stock options were issued under this exchange offer.

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(11) STOCK OPTION PLANS (CONTINUED)
    Stock option activity for 2000, 2001, and 2002 under the 2000 Plan is summarized as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                                OPTIONS     EXERCISE
                                                              OUTSTANDING    PRICE
                                                              -----------   --------
Outstanding at January 1, 2000..............................          --     $   --
  Granted...................................................   5,665,674      13.12
  Exercised.................................................          --         --
  Canceled or forfeited.....................................  (1,668,533)     13.12
                                                              ----------
Outstanding at December 31, 2000............................   3,997,141      13.12
  Granted...................................................          --         --
  Exercised.................................................          --         --
  Canceled or forfeited.....................................  (3,997,141)     13.12
                                                              ----------
Outstanding at December 31, 2001............................          --         --
  Granted...................................................   1,337,109       7.00
  Exercised.................................................          --         --
  Canceled or forfeited.....................................    (116,368)      7.00
                                                              ----------
Outstanding at December 31, 2002............................   1,220,741       7.00
                                                              ==========
Stock options available to grant at December 31, 2002.......   1,144,769
                                                              ==========

    The remaining contractual life for the options outstanding at December 31, 2002 was 9.3 years, and 197,507 options were exercisable.

    The per share weighted average fair value of stock options granted under the 2000 Plan during 2000 and 2002 were $1.85 and $2.84, respectively, on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted average risk free interest rate of 6.49% and 5.28% in 2000 and 2002, respectively, and an estimated option life of 10 years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made.

(12) RELATED PARTY TRANSACTIONS

    The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. The Company paid $1.0 million for each of the years ended December 31, 2000, 2001, and 2002 in such fees to the equity investors and this expense is classified within operating expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's boards of directors meetings. The Company reimbursed the equity investors $0.1 million, $0.1 million, and approximately $43,000 for the years ended December 31, 2000, 2001, and 2002, respectively, for travel and related expenses. Per the financial advisory agreements, the advisory and consulting fees to be paid to each of the principal shareholders through December 31, 2006 is $0.5 million per annum. In January 2000, the Company

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(12) RELATED PARTY TRANSACTIONS (CONTINUED) entered into an agreement whereby the Company must obtain consent from its two principal shareholders in order to incur debt in excess of $5.0 million.

    In 2000, a law firm in which a partner of such law firm is a director of the Company, was paid $1.5 million, of which $0.3 million was for general counsel services, $1.1 million was for services related to financings, and $0.1 million was for services related to acquisitions. In 2001, this same law firm was paid $0.8 million, of which $0.3 million was for general counsel services, $0.1 million was for services related to financings, and $0.4 million was for services related to the restructure and discontinuance of the competitive communications operations. In 2002, this same law firm was paid $0.8 million, of which $0.3 million was for general counsel services, $0.3 million was for services related to the discontinuance of the competitive communications operations, and $0.2 million was for services related to acquisitions. All payments made by the Company for general counsel services and unsuccessful acquisition bids are classified within operating expenses on the statement of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to successful acquisition bids have been capitalized as direct costs of the acquisitions. All services related to the restructure and discontinuance of the competitive communications operations have been classified in discontinued operations.

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                   FIRST      SECOND     THIRD      FOURTH
                                                  QUARTER    QUARTER    QUARTER    QUARTER
                                                  --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
2001:
  Revenue.......................................  $56,940     57,807     62,556      57,910
  Income (loss) from continuing operations......   (6,418)    (3,213)   (11,027)     (2,691)
  Net income (loss).............................  (58,964)   (23,849)   (26,642)   (102,145)
2002:
  Revenue.......................................  $58,425     56,780     59,068      61,587
  Income (loss) from continuing operations......    5,501     (7,225)      (793)     (3,744)
  Net income (loss).............................    5,501     11,083        933      (4,278)

    In the first quarter of 2001, the Company recognized a restructuring charge of $33.6 million, which is included in discontinued operations. In the fourth quarter of 2001, the Company recognized a loss of $95.3 million for the disposal of its competitive communications business, which is included in discontinued operations.

    In the second quarter of 2002, the Company recorded a gain in discontinued operations of $17.5 million related to the extinguishment of debt and settlement of its interest rate swap agreements. In the second, third, and fourth quarters of 2002, the Company recorded a noncash charge of $5.6 million, $1.8 million and $0.8 million, respectively, related to the other than temporary decline in market value of its Choice One common stock. In the fourth quarter of 2002, the Company recorded a noncash charge of $4.4 million related to the other than temporary decline in market value of investments accounted for under the equity method. During the fourth quarter of 2002, the Company identified errors in the fair value calculations of the interest rate swaps and recorded an adjustment of

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED)
$0.9 million to increase expense that related to prior periods. The effect of this entry was not material to previously reported results.

(14) DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

    CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE, AND DEMAND NOTES PAYABLE

    The carrying amount approximates fair value because of the short maturity of these instruments.

    INVESTMENTS

    Investments classified as available for sale and trading are carried at their fair value which approximates $8.6 million and $0.6 million, respectively, at December 31, 2001 and $0.6 million and $0.5 million, respectively, at December 31, 2002 (see Note 5 and Note 8).

    LONG-TERM DEBT

    The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2001 and 2002, the Company had long-term debt with a carrying value of $907.6 million and $804.2 million, respectively, and estimated fair values of $860.0 million and $683.6 million, respectively.

    REDEEMABLE PREFERRED STOCK

    The fair value of the Company's redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock. At December 31, 2002, the Company's carrying value and estimated fair value of its redeemable preferred stock was $90.3 million and $68.1 million, respectively.

    LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(15) REVENUE CONCENTRATIONS

    Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 24.9%, 26.8%, and 26.7% of the Company's total revenues from continuing operations for the years ended December 31, 2000, 2001, and 2002, respectively.

(16) REVENUE SETTLEMENTS

    Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Such sharing

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(16) REVENUE SETTLEMENTS (CONTINUED)
arrangements are funded by toll revenue and/or access charges within state jurisdiction and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates. The Company recognized $2.2 million, $7.2 million, and $3.1 million of revenue for settlements and adjustments related to prior years during 2000, 2001, and 2002, respectively.

(17) OPERATING LEASES

    Future minimum lease payments under noncancellable operating leases as of December 31, 2002 are as follows:

                                                              CONTINUING   DISCONTINUED
                                                              OPERATIONS    OPERATIONS
                                                              ----------   ------------
                                                               (DOLLARS IN THOUSANDS)
Year ending December 31:
  2003......................................................    $1,176         2,868
  2004......................................................       869         2,710
  2005......................................................       221         2,447
  2006......................................................        26         2,608
  2007......................................................        20         2,335
  Thereafter................................................        --         2,641
                                                                ------        ------
    Total minimum lease payments............................    $2,312        15,609
                                                                ======
Less estimated rentals to be received under subleases.......                  (7,974)
                                                                              ------
    Estimated minimum lease payments included in liabilities
      of discontinued operations............................                  $7,635
                                                                              ======

    Total rent expense from continuing operations was $3.1 million, $3.4 million, and $3.1 million in 2000, 2001, and 2002, respectively.

(18) COMMITMENT WITH TELECOMMUNICATION COMPANY

    The Company has an agreement with Global Crossing Bandwidth, Inc. (Global Crossing) to use Global Crossing's network in its delivery of telecommunication services. This agreement, entered into in August 2002, requires monthly net usage commitments of $100,000 for months one through three, $150,000 for months four through six, $200,000 for months seven through nine, $225,000 for months ten through twelve, and $250,000 for months thirteen through twenty-four, for a total of $5,025,000. In the event such monthly commitments are not met, the Company is required to pay the shortfall. Shortfalls in usage commitments, if any, are recorded as operating expenses in the period identified. As of December 31, 2002, there have been no shortfalls.

(19) SUBSEQUENT EVENTS

    On March 6, 2003, FairPoint issued $225.0 million aggregate principal amount of 11 7/8% Senior Notes due 2010. Interest is payable on the Senior Notes at the rate of 11 7/8% per annum on each

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       DECEMBER 31, 2000, 2001, AND 2002

(19) SUBSEQUENT EVENTS (CONTINUED)
March 1 and September 1, commencing on September 1, 2003. The Senior Notes mature on March 1, 2010.

    In connection with the issuance of the Senior Notes, FairPoint entered into an Amended and Restated Credit Agreement, dated as of March 6, 2003, among FairPoint, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and various lending institutions. The Amended and Restated Credit Agreement provides for: (i) a new $70.0 million revolving credit facility
($60.0 million of which has been committed) which matures on March 31, 2007 (loans under the revolving credit facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%) and (ii) a new term loan A facility of $30 million which matures on March 31, 2007 (loans under the term loan A facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%). The new term loan A facility was drawn in full on March 6, 2003. In addition, mandatory payments under the term loan C facility were rescheduled to be $2.0 million, $20.9 million, $20.0 million, $29.6 million and a final
$56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively, and the interest rate per annum on loans under the term loan C facility was increased to a base rate plus 3.50% or LIBOR plus 4.50%.

    FairPoint used the proceeds from the offering of the Senior Notes and the borrowings under the new term loan A facility to: (i) repay all tranche RF and tranche AF revolving loans under its existing credit facility; (ii) repay all tranche B term loans under its existing credit facility; (iii) repurchase at a 35% discount $13.3 million aggregate liquidation preference of its Series A Preferred Stock (together with accrued and unpaid dividends thereon);
(iv) repurchase $9.8 million aggregate principal amount of its outstanding
9 1/2% Senior Subordinated Notes due 2008 and $7.0 million aggregate principal amount of its outstanding 12 1/2% Senior Subordinated Notes due 2010; and
(vi) repay at a 30% discount $2.2 million of loans made by Wachovia Bank, National Association, under the Carrier Services credit facility. As a result, FairPoint recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the Senior Subordinated Notes and the Carrier Services loans, respectively, in the Statement of Operations and a $2.8 million gain for the retirement of the Series A Preferred Stock directly to stockholders' deficit in 2003. Additionally, FairPoint recorded a non-operating loss of $5.3 million for the write-off of debt issue costs related to this extinguishment of debt in 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

NAME                                       AGE                            POSITION
----                                     --------   -----------------------------------------------------
Eugene B. Johnson......................     55      Co-Founder, Chairman of the Board of Directors and
                                                    Chief Executive Officer
Peter G. Nixon.........................     50      Chief Operating Officer
Walter E. Leach, Jr....................     51      Senior Vice President and Chief Financial Officer
John P. Duda...........................     55      President
Shirley J. Linn........................     52      Vice President, General Counsel and Secretary
Timothy W. Henry.......................     47      Vice President of Finance and Treasurer
Lisa R. Hood...........................     37      Vice President and Controller
Daniel G. Bergstein....................     59      Co-Founder and Director
Frank K. Bynum, Jr.....................     40      Director
Anthony J. DiNovi......................     40      Director
George E. Matelich.....................     46      Director
Jack H. Thomas.........................     62      Co-Founder and Director
Kent R. Weldon.........................     35      Director

    EUGENE B. JOHNSON. Mr. Johnson has served as our Chairman since January 1, 2003 and as our Chief Executive Officer since January 1, 2002. Prior to his current responsibilities, Mr. Johnson was Chief Development Officer from
April 2000 to December 2002 and Vice Chairman from August 1998 to
December 2002. Mr. Johnson also served as our Executive Vice President from February 1998 to December 2001 and as our Senior Vice President from 1993 to 1998. Mr. Johnson is a co-founder and has been a director of our company since 1991. From 1997 to 2002, Mr. Johnson served as a director of OPASTCO, the primary industry organization for small independent telephone companies. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson currently is a member of OPASTCO's finance committee and chairman of the USF committee.

    PETER G. NIXON. Mr. Nixon has served as our Chief Operating Officer since November 2002. Previously, Mr. Nixon was our Senior Vice President of Corporate Development from February 2002 to November 2002 and President of our Telecom Group from April 2001 to February 2002. Prior to this, Mr. Nixon served as President of our Eastern Region Telecom Group from June 1999 to April 2001 and President of Chautauqua & Erie Telephone Corporation ("C&E") from July 1997 to June 1999 when we acquired C&E. From April 1, 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1, 1978 to March 31, 1989, Mr. Nixon served as Vice President of Operations for C&E. Mr. Nixon has served as the past Chairman of the New York State Telephone Association, in addition to his involvement in several community and regional organizations.

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

    JOHN P. DUDA. Mr. Duda has served as our President since April 2001. As President, Mr. Duda is primarily responsible for industry relations, policy development and regulatory and legislative affairs. Prior to his current responsibilities, Mr. Duda was our Chief Operating Officer from April 2001 to November 2002. Mr. Duda also served as President and Chief Executive Officer of our Telecom Group and was responsible for all aspects of our RLEC operations from August 1998 to April 2001. From January 1994 to August 1998, Mr. Duda served as our Chief Operating Officer. Prior to 1994, Mr. Duda served as Vice President, Operations and Engineering of Rochester Tel Mobile Communications, State Vice President Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and served in various management positions with C&P Telephone and Bell Atlantic. Mr. Duda is currently a member of the United States Telecom Association's Board of Directors and serves on its Midsize Company committee.

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

    FRANK K. BYNUM, JR. Mr. Bynum has served as a director of our company since May 1998. He is also a Managing Director of Kelso. Mr. Bynum joined Kelso in 1987 and has held positions of increasing responsibility at Kelso prior to becoming a Managing Director. Mr. Bynum is a director of CDT Holdings, plc, Citation Corporation and 21st Century Newspapers, Inc.

    ANTHONY J DINOVI. Mr. DiNovi has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Mr. DiNovi is a director of Endurance Specialty Holdings Ltd., Eye Care Centers of America Inc., Fisher Scientific International, Inc., National Waterworks, Inc., US LEC Corp., Vertis, Inc. and various private corporations.

    GEORGE E. MATELICH. Mr. Matelich has served as a director of our company since July 1997. Mr. Matelich is currently a Managing Director of Kelso, with which he has been associated since 1985. Mr. Matelich is also a Trustee of the University of Puget Sound.

    JACK H. THOMAS. Mr. Thomas is a co-founder and has been a director of our company since 1991. Mr. Thomas was Chairman of our board of directors from August 1998 to December 31, 2002 and served as our President from 1993 to April 2000. Mr. Thomas served as our Chief Executive Officer from 1993 until his retirement, effective December 31, 2001. From 1985 to 1993, Mr. Thomas was Chief Operating Officer of C-TEC Corporation, a diversified communications company, which at the time owned Commonwealth Telephone Company, a 240,000 access line telephone company. Prior to 1985, Mr. Thomas worked at United Telephone Company of Ohio and C&P Telephone in various management capacities.

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

COMMITTEES OF THE BOARD OF DIRECTORS

    Our board of directors has standing audit and compensation committees.

AUDIT COMMITTEE

    Our audit committee currently consists of Frank K. Bynum, Jr., George E. Matelich and Kent R. Weldon. Among other functions, our audit committee:

    - makes recommendations to our board of directors regarding the selection of independent auditors;

    - reviews the results and scope of the audit and other services provided by our independent auditors;

    - reviews our financial statements; and

    - reviews and evaluates our internal control functions.

COMPENSATION COMMITTEE

    Our compensation committee currently consists of Anthony J. DiNovi and George E. Matelich. The compensation committee makes recommendations to our board of directors regarding the following matters:

    - executive compensation;

    - salaries and incentive compensation for our employees; and

    - the administration of our stock option plans and defined contribution plans.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    For the fiscal year ended December 31, 2002, our compensation committee consisted of Anthony J. DiNovi and George E. Matelich. Mr. DiNovi has served as a director of our company since January 2000. Mr. Matelich has served as a director of our company since July 1998. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee.

NON-EMPLOYEE DIRECTOR COMPENSATION

    We reimburse directors for any expenses incurred in attending meetings of our board of directors and committees of our board of directors.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information for the fiscal year ended December 31, 2002 concerning compensation paid to our chief executive officer and our other four most highly compensated executive officers during 2002.

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                        ANNUAL COMPENSATION                        AWARDS
                                        -------------------                     ------------
                                                                                 NUMBER OF
                                                                                 SECURITIES
                                                                   OTHER         UNDERLYING
                                                                  ANNUAL          OPTIONS/        ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR      SALARY     BONUS     COMPENSATION(1)       SARS       COMPENSATION(2)
---------------------------  --------   --------   --------   ---------------   ------------   ---------------
Eugene B. Johnson..........    2002     $256,500   $69,543        $46,093          358,131         $11,038
  Chairman and Chief           2001      285,000        --         37,511               --          10,540
  Executive Officer            2000      285,000        --         47,508               --           8,099

Peter G. Nixon.............    2002     $155,000   $47,024             --           44,426         $ 9,690
  Chief Operating Officer      2001      151,827    60,014             --               --           8,243
                               2000      120,884    48,400             --               --           8,393

Walter E. Leach, Jr........    2002     $171,074   $45,752        $20,077          408,278         $ 9,822
  Senior Vice President and    2001      186,250    33,000         21,191               --           8,100
  Chief Financial Officer      2000      165,000        --         24,038               --           7,943

John P. Duda...............    2002     $189,081   $50,568        $37,431          285,640         $10,435
  President                    2001      200,000        --         29,701               --          10,839
                               2000      160,500    80,000         40,418               --           8,099

Shirley J. Linn............    2002     $180,000   $40,157             --           48,594         $ 9,898
  Vice President, General      2001      168,294    64,782             --               --           9,378
  Counsel and Secretary        2000       33,846        --             --               --             115

------------------------

(1) Reflects the value of certain benefits provided pursuant to employment arrangements.

(2) Reflects matching contributions made under our 401(k) plan and the value of group term life insurance coverage.

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

    The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by our compensation committee, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by us and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the board of directors. As of March 25, 2003, a total of 592,460 options to purchase shares of our Class A common stock were outstanding under the 1995 plan. Such options were exercisable at a price of $.25 per share.

    Options granted under the 1995 plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 STOCK INCENTIVE PLAN

    In August 1998, we adopted our 1998 Stock Incentive Plan. The 1998 Plan provides for grants to members of management of up to 6,952,540 nonqualified options to purchase our Class A common stock, at the discretion of the compensation committee. These options generally vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control (as defined in the 1998 Plan), outstanding options will vest immediately. As of March 25, 2003, a total of 4,413,700 options were outstanding under the 1998 Plan.

    Pursuant to the terms of the grant, 4,395,400 options become exercisable only in the event that we are sold, an initial public offering of our common stock occurs, or other changes in control (as defined in the 1998 Plan) occur. The number of options that may ultimately become exercisable also depends upon the extent to which the price per share obtained in a sale of the Company would exceed a minimum selling price of $4.28 per share. These options have a term of ten years from date of grant. We will accrue as compensation expense the excess of the estimated fair value of our common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

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

    In April 2000, all of the options outstanding under Carrier Services' stock option plan were converted to options to purchase our Class A common stock under the 1998 Plan. As a result, 925,500 options to purchase common stock of Carrier Services were converted into an aggregate of 1,693,665 options to purchase our Class A common stock, which become immediately exercisable upon vesting. As of March 25, 2003, 18,300 options to purchase our Class A common stock at an exercise price of $3.28 per share were outstanding under this grant. Upon completion of the conversion, the Carrier Services stock option plan was terminated.

2000 EMPLOYEE STOCK OPTION PLAN

    In May 2000, the Company adopted the 2000 Employee Stock Option Plan. The 2000 Plan provides for grants to members of management of up to 10,019,200 options to purchase our Class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 2,365,510. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and
(ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option.

    Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase our Class A common stock at exercise prices not less than the market value of our Class A common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, the Company will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

    On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 3,274,935 options were cancelled. The remaining options outstanding under this plan were forfeited during 2001. In March 2002, an additional 1,337,109 shares were issued at $7.00 per option. As of March 25, 2003, 1,195,386 options were outstanding under the 2000 Plan.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
  OPTION/SAR VALUES

    The following table sets forth the information with respect to the executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 2002, the number of securities underlying options as of December 31, 2002 and the year-end value of all unexercised in-the-money options held by such individuals.

                                                                                        VALUE OF UNEXERCISED
                                                             NUMBER OF SECURITIES           IN-THE-MONEY
                                                            UNDERLYING UNEXERCISED     OPTIONS/SARS AT FISCAL
                                    SHARES       VALUE          OPTIONS/SARS AT             YEAR-END ($)
                                 ACQUIRED ON    REALIZED      FISCAL YEAR-END (#)           EXERCISABLE/
NAME                             EXERCISE (#)     ($)      EXERCISABLE/UNEXERCISABLE      UNEXERCISABLE(1)
----                             ------------   --------   -------------------------   ----------------------
Eugene B. Johnson..............       0            0            213,200/1,195,000      $1,260,012/$5,314,763
Peter G. Nixon.................       0            0                   --/100,000                --/$434,500
Walter E. Leach, Jr............       0            0                   --/609,400              --/$2,710,307
John P. Duda...................       0            0               95,060/410,000        $561,805/$1,823,475
Shirley J. Linn................       0            0                           --                         --

------------------------

(1) Represents the difference between the exercise price and the fair market value of our common stock at December 31, 2002.

EMPLOYMENT AGREEMENTS

    In December 2002, we entered into an employment agreement with Eugene B. Johnson, pursuant to which we named Mr. Johnson Chief Executive Officer of the Company and/or Chairman of the Company's Board of Directors from December 31, 2002 to December 31, 2006. The employment agreement provides that Mr. Johnson will receive an annual base salary of $350,000, an annual discretionary bonus, and Mr. Johnson shall be entitled to participate in all incentive, savings, stock option and retirement plans, practices, policies and programs applicable generally to other senior management. The employment agreement also provides that upon (i) the expiration of Mr. Johnson's employment period, or (ii) the termination of Mr. Johnson's employment as Chief Executive Officer without cause, Mr. Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Mr. Johnson and his wife until each has reached age 65, the accelerated vesting of all options granted to Mr. Johnson under the Company's 1998 Plan and 2000 Plan and extension of Mr. Johnson's right to exercise all of his vested options under the 1995 Plan and the 2000 Plan within certain time periods. If we terminate Mr. Johnson for cause or he voluntarily resigns he is not entitled to any benefits under the employment agreement. If Mr. Johnson's employment is terminated without cause during the term of his employment agreement he is entitled to receive payment of his salary as of the termination event for two years, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. Upon the expiration of the term of Mr. Johnson's employment agreement at December 31, 2006, unless extended, he is entitled to receive payment of his salary as of such expiration date for one year thereafter, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Mr. Johnson and us.

    In December 2001, we entered into a succession agreement with Jack H. Thomas, pursuant to which Mr. Thomas resigned from his position as Chief Executive Officer of the Company and we retained him to serve as a non-executive Chairman of the Board of Directors and/or member of the Board of Directors from December 31, 2001 through December 31, 2003. The succession agreement provides for payment of an annual compensation of $50,000, reimbursement of supplemental life insurance premiums not to exceed $7,000 per annum, extension of Mr. Thomas' right to exercise all of his vested options until the termination of the succession period and the immediate vesting of all unvested options upon a change of control or an early termination of the agreement without cause. In addition, the succession agreement provides that upon the earliest of (i) the expiration of the succession period, (ii) the termination of Mr. Thomas' retention without cause or (iii) a change of control, Mr. Thomas is entitled to receive certain benefits, including Company-provided health insurance for both himself and his wife until each is 65 years of age. If Mr. Thomas' retention is terminated for cause, Mr. Thomas shall not be entitled to any benefits pursuant to the terms of his succession agreement. The succession agreement supersedes and terminates all prior employment agreements between Mr. Thomas and us.

    For purposes of both Mr. Johnson's employment agreement and Mr. Thomas' succession agreement, a change of control shall be deemed to have occurred if:
(i) the stockholders of the Company as of the date of such agreement no longer own, either directly or indirectly, shares of the Company's capital stock entitling them to 51% in the aggregate of the voting power for the election of the directors of the Company, as a result of a merger or consolidation of the Company, a transfer of the Company's capital stock or otherwise; or (ii) the Company sells, assigns, conveys, transfers, leases or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of its property or assets to another person or entity.

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

    In November 2002, we entered into a letter agreement with Mr. Duda, supplementing and modifying the employment agreement entered into in January 2000. The letter agreement provides that upon voluntary termination of Mr. Duda's employment by him, at any time between November 21, 2002 and December 31, 2003, Mr. Duda is entitled to receive from us in a lump sum payment an amount equal to Mr. Duda's base salary as of the date of termination for the period from the date of termination through December 31, 2003, plus all accrued and unpaid base salary and benefits as of the date of termination. The letter agreement also provides that upon the expiration of Mr. Duda's employment with the Company Mr. Duda is entitled to receive certain benefits. These benefits include continued long-term disability, term life insurance and medical benefits for twelve months and a lump sum payment from us in an amount equal to twelve months of his base salary as of the date of termination, plus accrued and unpaid base salary and benefits as of the date of termination.

    In November 2002, we entered into a letter agreement with each of Peter G. Nixon and Shirley J. Linn. The letter agreements provide that upon the termination of their respective employment with the Company without cause, each is entitled to receive from us in a lump sum payment an amount equal to twelve months of such executive's base salary as of the date of termination, plus the continuation of certain benefits, including medical benefits, for twelve months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The following table sets forth information regarding beneficial ownership of our Class A common stock as of March 25, 2003 for (i) each executive officer named in the "Annual Compensation Table"; (ii) each director, (iii) all of our executive officers and directors as a group, and (iv) each person who beneficially owns 5% or more of the outstanding shares of our Class A common stock. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

    The amounts and percentages of common stock reflected in this table assume the conversion of all of our shares of Class C common stock into shares of our Class A common stock. Our shares of Class C common stock are convertible into shares of Class A common stock only upon the occurrence of certain events, including (i) the consummation by the Company of an offering of its Class A common stock to the public pursuant to which the Company raises at least
$150 million in gross
proceeds or (ii) any transfer of shares of Class C common stock to any person or persons who are not affiliates of the transferor.

                                                                NUMBER OF SHARES        PERCENT OF
                                                              BENEFICIALLY OWNED(1)   OUTSTANDING(1)
                                                              ---------------------   --------------
Executive Officers and Directors:
  Eugene B. Johnson(2)......................................          667,413               1.3%
  Peter G. Nixon(3).........................................           14,315                 *
  Walter E. Leach, Jr.(4)...................................          102,070                 *
  John P. Duda(5)...........................................          116,470                 *
  Shirley J. Linn(6)........................................            8,951                 *
  Daniel G. Bergstein(7)....................................        2,300,140               4.5%
  Frank K. Bynum, Jr.(8)....................................       18,199,496              35.7%
  Anthony J. DiNovi(9)......................................       21,461,720              42.1%
  George E. Matelich(8).....................................       18,199,496              35.7%
  Jack H. Thomas(10)........................................        1,757,590               3.5%
  Kent R. Weldon(9).........................................       21,461,720              40.1%
  All Executive Officers and Directors as a group (11
    persons)................................................       44,628,165              87.6%
5% Stockholders:
Kelso Investment Associates V, L.P.
  and Kelso Equity Partners V, L.P.(8)
  320 Park Avenue, 24th Floor New York, New York 10022......       18,199,496              35.7%
Thomas H. Lee Equity Fund IV, L.P. and affiliates(9)
  75 State Street Boston, Massachusetts 02109...............       21,461,720              42.1%

------------------------

*   Less Than 1%.

(1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 50,918,559 shares of common stock outstanding as of March 25, 2003, which includes 799,117 shares of common stock securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(2) Includes 240,233 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 1,526,098 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(3) Includes 5,115 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 139,311 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(4) Includes 102,070 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 915,608 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(5) Includes 116,470 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 674,230 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(6) Includes 8,951 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 39,643 shares of Class A common stock issuable upon exercisable of options that are not currently exericisable or do not become exercisable during the next 60 days.

(7) Includes 2,135,140 shares of Class A common stock owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and members of his immediate family and 165,000 shares of Class A common stock owned by certain of Mr. Bergstein's family members, for which Mr. Bergstein has both voting and disposition power.

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

(9) Shares of Class A common stock held by Thomas H. Lee Equity Fund IV, L.P. may be deemed to be beneficially owned by THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Partners, L.P., Thomas H. Lee Advisors, LLC, the general partner of Thomas
    H. Lee, L.P., Mr. DiNovi, Mr. Weldon and the other members of Thomas H. Lee Advisors, LLC. Each of such persons disclaims beneficial ownership of such shares.

(10) Includes 284,200 shares of Class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 850,000 shares of Class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

FINANCIAL ADVISORY AGREEMENTS

    We entered into a Management Services Agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of January 20, 2000 and an Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 with Kelso, pursuant to which THL Advisors and Kelso provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Each of these agreements expires on the earlier to occur of (i) December 31, 2006 or (ii) solely with respect to the Management Services Agreement, the date that THL Advisors cease to own, and solely with respect to the Amended and Restated Financial Advisory Agreement, the date that Kelso Investment Associates V, L.P. or KIAV, and Kelso Equity Partners V, L.P., or KEPV, collectively cease to own, at least 10% of the number of shares of our stock they held as of January 20, 2002. Pursuant to these agreements, we pay to each of THL Advisors and Kelso annual advisory fees of $500,000 payable on a quarterly basis, we reimburse them for out of pocket expenses, and we have agreed to indemnify them against certain liabilities they may incur in connection with their provision of advisory services. Further, we agreed to pay a transaction fee of approximately $8.4 million to Kelso, which fee is payable upon the earlier of (i) an initial public offering of our Class A common stock,
(ii) a sale of the Company to a third party or parties, whether structured as a merger, sale of stock, sale of assets, recapitalization or otherwise or
(iii) KIAV and KEPV ceasing to own, collectively, at least 10% of the number of shares of our stock they held collectively as of January 20, 2000. In connection with our equity financing and recapitalization in January 2000, we terminated our financial advisory agreement with Carousel Capital Partners, L.P., a former significant stockholder, and the original financial advisory agreement with Kelso. We paid advisory fees and out of pocket expenses of $1,042,662 in the aggregate to THL Advisors and Kelso in the year ended December 31, 2002.

LEGAL SERVICES

    Daniel G. Bergstein, a director of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm which provides legal services to us. For the year ended December 31, 2002, we paid Paul Hastings approximately $791,724 for legal services and expenses.

STOCKHOLDERS AGREEMENT AND REGISTRATION RIGHTS AGREEMENT

    In connection with our January 2000 equity financing and recapitalization, we entered into a stockholders agreement with our stockholders, dated as of January 20, 2000, which contains provisions relating to, among other things:
(i) the designation of members to our board of directors (including two members to be designated by THL, two members by Kelso and, initially, the designation of Daniel G. Bergstein, Eugene B. Johnson and Jack H. Thomas, and upon the receipt of all required regulatory approvals and the conversion of certain shares of our equity securities, such three remaining members to be designated jointly by THL and Kelso), (ii) restrictions on transfers of shares, (iii) procedures to be followed under certain circumstances with respect to a sale of the Company,
(iv) the requirement that our stockholders take certain actions in connection with an initial public offering or a sale of FairPoint, (v) the requirement of FairPoint to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (vi) the participation rights of stockholders in connection with a sale of shares by other stockholders, and (vii) our right to purchase all (but not less than all) of the shares of a management stockholder in the event of resignation, termination of employment, death or disability. The stockholders agreement also provides that we must obtain the consent of THL and Kelso in order for us to incur debt in excess of $5 million.

    We entered into a registration rights agreement with certain of our stockholders, dated as of January 20, 2000, pursuant to which such stockholders have the right in certain circumstances and, subject to certain conditions, to require us to register shares of our common stock held by them under the Securities Act of 1933. Under the registration rights agreement, except in limited circumstances, we are obligated to pay all expenses in connection with such registration.

    In connection with the execution of the stockholders agreement and the registration rights agreement, we terminated our previous stockholders agreement and registration rights agreement, each dated as of July 31, 1997.

FOUNDER COMPENSATION ARRANGEMENTS

    Daniel G. Bergstein, Jack H. Thomas, Meyer Haberman and Eugene B. Johnson, the founding stockholders of the Company, have entered into an arrangement with Walter E. Leach, Jr. and John P. Duda pursuant to which such stockholders have agreed to provide compensation to Mr. Leach and Mr. Duda upon the occurrence of certain specified liquidation events with respect to the Company, based on the value of the Company at the time of such liquidation event.

ITEM 14. CONTROLS AND PROCEDURES

    (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rule 15d-14(c) of the Securities Exchange Act of 1934).

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

    (B) CHANGES IN INTERNAL CONTROLS.

    There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

       (1) Financial Statements

           The following items are included in Part II, Item 8 of this report:

               INDEPENDENT AUDITORS' REPORT
               CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
               DECEMBER 31, 2000, 2001 AND 2002:
               Consolidated Balance Sheets as of December 31, 2001 and 2002 Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001 and 2002
               Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 2001 and 2002
               Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 2001 and 2002
               Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001 and 2002
               Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 2001 and 2002

           In addition, certain financial statements required by Section 309 of Regulation S-X have been filed as exhibits hereto and are incorporated by reference herein.

       (2) Financial Statement Schedules

               The following financial statement schedule is filed below:
               Schedule II--Valuation and Qualifying Accounts.

       (3) The Exhibits filed as part of this report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

    (B) REPORTS ON FORM 8-K

    On November 14, 2002, the Company filed a Current Report on Form 8-K announcing its financial results for the quarter and nine-month period that ended September 30, 2002.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
FairPoint Communications, Inc.:

    Under date of February 19, 2003, except Note 19 which is as of March 6, 2003, we reported on the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the accompanying related consolidated financial statement Schedule II. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

    In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KMPG LLP

Omaha, Nebraska
February 19, 2003

                                  SCHEDULE II

                FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 2000, 2001, AND 2002

                                                                     ADDITIONS
                                        BALANCE AT     ADDITIONS     CHARGED TO     DEDUCTIONS     BALANCE AT
                                       BEGINNING OF      DUE TO      COSTS AND    FROM ALLOWANCE     END OF
DESCRIPTION                                YEAR       ACQUISITIONS    EXPENSES        (NOTE)          YEAR
-----------                            ------------   ------------   ----------   --------------   ----------
                                                               (DOLLARS IN THOUSANDS)
Year ended December 31, 2000:
  Allowance for doubtful receivables
    from continuing operations.......     $   883         299             899            647          1,434
Year ended December 31, 2001:
  Allowance for doubtful receivables
    from continuing operations.......     $ 1,434           4           1,035          1,118          1,355
Year ended December 31, 2002:
  Allowance for doubtful receivables
    from continuing operations.......     $ 1,355          --           2,997          3,117          1,235

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

                     SIGNATURES                                   TITLE                    DATE
                     ----------                                   -----                    ----
/s/ EUGENE B. JOHNSON                                  Chairman of the Board of
-------------------------------------------              Directors and Chief          March 27, 2003
Eugene B. Johnson                                        Executive Officer

/s/ PETER G. NIXON
-------------------------------------------            Chief Operating Officer        March 27, 2003
Peter G. Nixon

                                                       Senior Vice President and
/s/ WALTER E. LEACH, JR.                                 Chief Financial Officer
-------------------------------------------              (Principal Finance           March 27, 2003
Walter E. Leach, Jr.                                     Officer)

/s/ LISA R. HOOD
-------------------------------------------            Controller (Principal          March 27, 2003
Lisa R. Hood                                             Accounting Officer)

/s/ DANIEL G. BERGSTEIN
-------------------------------------------            Director                       March 27, 2003
Daniel G. Bergstein

/s/ FRANK K. BYNUM, JR.
-------------------------------------------            Director                       March 27, 2003
Frank K. Bynum, Jr.

/s/ ANTHONY J. DINOVI
-------------------------------------------            Director                       March 27, 2003
Anthony J. DiNovi

/s/ GEORGE E. MATELICH
-------------------------------------------            Director                       March 27, 2003
George E. Matelich

/s/ JACK H. THOMAS
-------------------------------------------            Director                       March 27, 2003
Jack H. Thomas

/s/ KENT R. WELDON
-------------------------------------------            Director                       March 27, 2003
Kent R. Weldon

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  -----------
2.1          Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso
             Investment Associates V, L.P., Kelso Equity Partners V,
             L.P., Carousel Capital Partners, L.P. and certain other
             signatories thereto.(1)

2.2 Network Transition Agreement, dated November 7, 2001, by and among FairPoint Solutions, Choice One Communications Inc.
             and selected subsidiaries of Choice One Communications
             Inc.(6)

2.3 Asset Purchase Agreement, dated October 19, 2001, by and among FairPoint Solutions and Advanced TelCom, Inc.(7)

2.4          Asset Purchase Agreement dated June 14, 2001 between
             Illinois Consolidated Telephone Company and Odin Telephone
             Exchange, Inc.(5)

2.5 Stock Purchase Agreement dated as of May 7, 2001 by and among MJD Ventures, Inc., Scott William Horne, Susan Elaine
             Horne, Mona Jean Horne, Scott William Horne and Susan Elaine
             Horne being and as Trustees of Grantor Retained Annuity
             Trust created by Mona Jean Horne and Mona Jean Horne being and as Trustee of the Mona Jean Horne Revocable Trust and
             Marianna and Scenery Hill Telephone Company.(5)

3.1          Seventh Amended and Restated Certificate of Incorporation of
             FairPoint.(8)

3.2          By-Laws of FairPoint.(3)

3.3          Certificate of Designation of Series A Preferred Stock of
             FairPoint.(8)

4.1          Indenture, dated as of May 5, 1998, between FairPoint and
             United States Trust Company of New York, relating to
             FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008.(2)

4.2          Indenture, dated as of May 24, 2000, between FairPoint and
             United States Trust Company of New York, relating to
             FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3)

4.3          Indenture, dated as of March 6, 2003, between FairPoint and
             The Bank of New York, relating to Fairpoint's $225,000,000
             11 7/8% Senior Notes due 2010.*

4.4          Form of Initial Fixed Rate Security.(2)

4.5          Form of Initial Floating Rate Security.(2)

4.6          Form of Exchange Fixed Rate Security.(2)

4.7          Form of Exchange Floating Rate Security.(2)

4.8          Form of 144A Senior Subordinated Note due 2010.(3)

4.9          Form of Regulation S Senior Subordinated Note due 2010.(3)

4.10         Form of Initial Senior Note due 2010.*

4.11         Form of Exchange Senior Note due 2010.*

4.12 Registration Rights Agreement dated as of March 3, 2003 between FairPoint and the Initial Purchasers named therein.*

4.13         Form of Series A Preferred Stock Certificate of
             FairPoint.(8)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.1         Amended and Restated Credit Agreement dated as of March 30,
             1998 and amended and restated as of March 6, 2003, among
             FairPoint, various lending institutions, Bank of America,
             N.A., Wachovia Bank, N.A. and Deutsche Bank Trust Company
             Americas.*

10.2         Amended and Restated Subsidiary Guaranty dated as of March
             6, 2003 by FairPoint Broadband, Inc., MJD Ventures, Inc.,
             MJD Services Corp. and ST Enterprises Ltd.*

10.3         Amended and Restated Pledge Agreement dated as of March 6,
             2003 by Carrier Services, ST Enterprises, Ltd., FairPoint
             Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R
             Communications, Inc., Ravenswood Communications, Inc. and
             Utilities Inc.*

10.4         Amended and Restated Credit Agreement dated as of May 10,
             2002 among Carrier Services, various lending institutions, Bank of America, N.A., Deutsche Bank Trust Company Americas and Wachovia Bank.(8)

10.5         First Amendment to Credit Agreement dated as of March 6,
             2003 among Carrier Services, the credit parties named therein, Wachovia Bank, National Association and Deutsche
             Bank Trust Company Americas.*

10.6         Amended and Restated Preferred Stock Issuance and Capital
             Contribution Agreement dated as of May 10, 2002 among
             FairPoint, Wachovia Bank, National Association and various lending institutions.(8)

10.7 Amendment to Security Documents dated as of May 10, 2002 by and among Carrier Services, each of the Assignors party to the Security Agreement, each of the Pledgors party to the Pledge Agreement and Wachovia Bank, National Association.(8)

10.8         Amended and Restated Subsidiary Guaranty dated as of
             November 9, 2000 made by FairPoint Communications Solutions
             Corp. New York, FairPoint Communications Solutions Corp.
             Virginia and FairPoint Solutions Capital, LLC.(4)

10.9         Amended and Restated Pledge Agreement dated as of November
             9, 2000 by and among Carrier Services, the Guarantors, the Pledgors and First Union National Bank.(4)

10.10        Amended and Restated Tax Sharing Agreement dated November 9,
             2000 by and among FairPoint and its Subsidiaries.(4)

10.11        Amended and Restated Security Agreement dated as of November
             9, 2000 by and among Carrier Services and First Union
             National Bank.(4)

10.12        Form of Carrier Services Tranche A Term Note.(8)

10.13        Form of Carrier Services Tranche B Term Note.(8)

10.14        Form of A Term Note.*

10.15        Form of C Term Note Floating Rate.*

10.16        Form of C Term Note Fixed Rate.*

10.17        Form of RF Note.*

10.18        Stockholders' Agreement dated as of January 20, 2000 of
             FairPoint.(1)

10.19        Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)

10.20        Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)

10.21 Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso &
             Company, L.P.(1)

EXHIBIT NO.  DESCRIPTION
-----------  -----------
10.22        Non-Competition, Non-Solicitation and Non-Disclosure
             Agreement dated as of January 20, 2000 by and between
             FairPoint and JED Communications Associates, Inc.(1)

10.23        Non-Competition, Non-Solicitation and Non-Disclosure
             Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)

10.24        Non-Competition, Non-Solicitation and Non-Disclosure
             Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)

10.25 Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)

10.26 Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)

10.27 Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing
             Employment Agreement dated as of January 20, 2000.*

10.28 Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)

10.29 Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.*

10.30 Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.*

10.31        Institutional Stock Purchase Agreement dated as of January
             20, 2000 by and among FairPoint and the other parties thereto.(1)

10.32        Institutional Stockholders Agreement dated as of January 20,
             2000 by and among FairPoint and the other parties thereto.(1)

10.33        FairPoint 1995 Stock Option Plan.(3)

10.34        FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)

10.35        FairPoint 2000 Employee Stock Option Plan.(3)

10.36 Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.*

10.37 Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)

21           Subsidiaries of FairPoint.*

99.1         Audited financial statements for the Orange
             County-Poughkeepsie Limited Partnership for the years ended
             December 31, 2002 and 2001.*

99.2         Unaudited financial statements for Orange
             County-Poughkeepsie Limited Partnership for the year ended
             December 31, 2000.*

99.3         Audited financial statements for United States Cellular
             Telephone of Greater Tulsa, L.L.C. for the year ended
             December 31, 2002.*

99.4         Unaudited financial statements for United States Cellular
             Telephone of Greater Tulsa, L.L.C. for the year ended
             December 31, 2001.*

99.5         Unaudited financial statements for United States Cellular
             Telephone of Greater Tulsa, L.L.C. for the year ended
             December 31, 2000.*

EXHIBIT NO.  DESCRIPTION
-----------  -----------
99.6         Audited financial statements for the Illinois Valley
             Cellular RSA 2-I Partnership for the years ended
             December 31, 2002, 2001 and 2000.*

99.7         Audited financial statements for the Illinois Valley
             Cellular RSA 2-III Partnership for the years ended
             December 31, 2002, 2001 and 2000.*

--------------------------

*   Filed herewith.

(1) Incorporated by reference to the annual report of FairPoint for the year ended 1999, filed on Form 10-K.

(2) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of October 1, 1998.

(3) Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(4) Incorporated by reference to the quarterly report of FairPoint for the period ended September 30, 2000, filed on Form 10-Q.

(5) Incorporated by reference to the quarterly report of FairPoint for the period ended June 30, 2001, filed on Form 10-Q.

(6) Incorporated by reference to the current report on Form 8-K, filed on November 18, 2001.

(7) Incorporated by reference to the annual report of FairPoint for the year ended 2001, filed on Form 10-K.

(8) Incorporated by reference to the quarterly report of FairPoint for the period ended March 31, 2002, filed on Form 10-Q.

                                 CERTIFICATION

I, Eugene B. Johnson, certify that:

1.  I have reviewed this annual report on Form 10-K of FairPoint
    Communications, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 13a -14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

    (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

    (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

    (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ EUGENE B. JOHNSON
---------------------------------------------
Eugene B. Johnson
Chief Executive Officer

                                 CERTIFICATION

I, Walter E. Leach, Jr., certify that:

1.  I have reviewed this annual report on Form 10-K of FairPoint
    Communications, Inc. (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) for the Company and we have:

    (i) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

    (ii) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (iii) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

    (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ WALTER E. LEACH, JR.
---------------------------------------------
Walter E. Leach, Jr.
Chief Financial Officer