Form 10-Q
period 2003-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2003-05-13
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2003.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 333-56365

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3725229 (I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 250 Charlotte, North Carolina (Address of Principal Executive Offices)	28202 (Zip Code)
(704) 344-8150 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in R12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 13, 2003, the registrant had outstanding 45,773,784 shares of Class A common stock and 4,269,440 shares of Class C common stock. There is no public market for the registrant's Class A common stock or Class C common stock.

FAIRPOINT COMMUNICATIONS, INC.
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2003
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$11,665	5,572
Accounts receivable	24,618	25,454
Other	6,752	5,554
Assets of discontinued operations	833	806

Total current assets	43,868	37,386

Property, plant, and equipment, net	268,271	276,717

Other assets:
Investments	43,966	44,022
Goodwill, net of accumulated amortization	454,306	454,306
Deferred charges and other assets	24,715	16,822

Total other assets	522,987	515,150

Total assets	$835,126	829,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$12,679	21,011
Current portion of long-term debt and other long-term liabilities	8,805	6,240
Demand notes payable	422	427
Accrued interest payable	21,890	10,501
Other accrued liabilities	21,795	21,500
Liabilities of discontinued operations	3,923	5,065

Total current liabilities	69,514	64,744

Long-term liabilities:
Long-term debt, net of current portion	807,731	798,486
Liabilities of discontinued operations	5,433	5,265
Deferred credits and other long-term liabilities	12,504	13,449

Total long-term liabilities	825,668	817,200

Minority interest	17	16

Common stock subject to put options	2,136	3,136

Redeemable preferred stock	83,447	90,307

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	202,252	206,942
Accumulated other comprehensive loss	(147)	(1,132)
Accumulated deficit	(348,260)	(352,459)

Total stockholders' deficit	(145,656)	(146,150)

Total liabilities and stockholders' deficit	$835,126	829,253

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Revenues	$57,112	58,425

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	26,144	26,523
Depreciation and amortization	12,258	11,784
Stock-based compensation	—	(197)

Total operating expenses	38,402	38,110

Income from operations	18,710	20,315

Other income (expense):
Net gain on sale of investments and other assets	5	355
Interest and dividend income	459	613
Interest expense	(20,704)	(19,410)
Equity in net earnings of investees	2,371	1,951
Other nonoperating, net	591	1,888

Total other expense	(17,278)	(14,603)

Income from continuing operations before income taxes	1,432	5,712
Income tax expense	(137)	(211)
Minority interest in income of subsidiaries	(1)	—

Income from continuing operations	1,294	5,501
Discontinued operations	—	—

Net income	1,294	5,501
Redeemable preferred stock dividends and accretion	(4,690)	—
Gain on repurchase of redeemable preferred stock	2,905	—

Net income (loss) attributed to common shareholders	$(491)	5,501

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended March 31,
	2003		2002
	(Dollars in thousands)
Net income		$1,294		5,501

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$630		(4,387)
Less reclassification for gain included in net income	—	630	(315)	(4,702)

Cash flow hedges:
Reclassification adjustment		355		372

Other comprehensive income (loss)		985		(4,330)

Comprehensive income		$2,279		1,171

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$1,294	5,501

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Amortization of debt issue costs	946	730
Depreciation and amortization	12,258	11,784
Gain on early retirement of debt	(3,466)	—
Write-off of debt issue costs	4,967	—
Other non cash items	(4,531)	(4,463)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	266	1,745
Accounts payable and accrued expenses	5,879	9,631
Income taxes	(184)	—
Other assets/liabilities	(395)	49

Total adjustments	15,740	19,476

Net cash provided by operating activities of continuing operations	17,034	24,977

Cash flows from investing activities of continuing operations:
Net capital additions	(3,466)	(4,014)
Distributions from investments	2,435	2,862
Other, net	(356)	(134)

Net cash used in investing activities of continuing operations	(1,387)	(1,286)

Cash flows from financing activities of continuing operations:
Loan origination costs	(14,003)	(42)
Proceeds from issuance of long-term debt	274,680	11,630
Repayments of long-term debt	(259,586)	(30,987)
Repurchase of preferred and common stock	(9,645)	(1,001)

Net cash used in financing activities of continuing operations	(8,554)	(20,400)

Net cash contributed from continuing operations to discontinued operations	(1,000)	(57)

Net increase in cash	6,093	3,234
Cash, beginning of period	5,572	3,063

Cash, end of period	$11,665	6,297

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in-kind	$4,309	—

Gain on repurchase of redeemable preferred stock	$2,905	—

Accretion of redeemable preferred stock	$381	—

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$431	—

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Basis of Financial Reporting

        In the opinion of our management, the accompanying financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The condensed consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain amounts from 2002 have been reclassified to conform to the current period presentation.

(2)    Stock Option Plans

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

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been:

	Three months ended March 31,
	2003	2002
	(Dollars in thousands)
Net income, as reported	$1,294	5,501
Stock-based compensation expense included in reported net income	—	(197)
Stock-based compensation determined under fair value based method	(170)	(878)

Pro forma net income	$1,124	4,426

(3)    Discontinued Operations and Restructure Charges

        In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly-owned subsidiary, FairPoint Carrier Services, Inc. (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")). As a result of the adoption of the plan to discontinue the competitive communications operations, these operating results are presented as discontinued operations.

        Assets and liabilities of discontinued competitive communications operations as of March 31, 2003 and December 31, 2002 follow:

	March 31, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
Cash	$52	25
Accounts receivable	781	781

Current assets of discontinued operations	$833	806

Accounts payable	$—	(35)
Accrued liabilities	(2,018)	(2,743)
Restructuring accrual	(1,586)	(1,968)
Accrued property taxes	(319)	(319)

Current liabilities of discontinued operations	$(3,923)	(5,065)

Restructuring accrual	$(5,299)	(5,214)
Other liabilities	(134)	(51)

Long-term liabilities of discontinued operations	$(5,433)	(5,265)

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at March 31, 2003 was $6.9 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2002 to March 31, 2003 was comprised of payments towards these obligations.

(4)    Interest Rate Swap Agreements

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

        The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of March 31, 2003, the Company has seven interest rate swap agreements with a combined notional amount of $225.0 million with expiration dates ranging from May 2003 through May 2004.

        The change in the fair value of the interest rate swap agreements is recorded in the statement of operations as other nonoperating income/expense because the Company's interest rate swap agreements are not considered effective accounting hedges. Other nonoperating income increased by approximately $2.4 million for the three months ended March 31, 2003 and $1.9 million for the three months ended March 31, 2002 to reflect the change in the fair value of the interest rate swaps. In addition, approximately $0.4 million has been reclassified as other nonoperating expense from the transition adjustment recorded in accumulated other comprehensive income during the three month periods ended March 31, 2003 and 2002.

(5)    Investments

        The Company has a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership which is accounted for under the equity method. Due to significance, the summary financial information for the partnership follows:

	December 31, 2002	September 30, 2002
	(Dollars in thousands)
Current assets	$35,157	31,619
Property, plant and equipment, net	29,475	28,916

Total assets	$64,632	60,535

Current liabilities	$1,482	746
Partners' capital	63,150	59,789

Total liabilities and partners' capital	$64,632	60,535

	Three months ended December 31,
	2002	2001
	(Dollars in thousands)
Revenues	$32,481	23,303
Operating income	27,918	21,307
Net income	28,361	21,490

(6)    Long Term Debt

        On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% Senior Notes due 2010. Interest is payable on the senior notes at the rate of 11 7/8% per annum on each March 1 and September 1, commencing on September 1, 2003. The senior notes mature on March 1, 2010.

        In connection with the issuance of the senior notes, the Company entered into an amended and restated credit agreement, dated as of March 6, 2003, among the Company, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and various lending institutions. The amended and restated credit agreement provides for: (i) a new $70.0 million revolving credit facility ($60.0 million of which was committed as of March 6, 2003 and an additional $10.0 million of which was committed as of April 29, 2003) which matures on March 31, 2007 (loans under the revolving credit facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%) and (ii) a new term loan A facility of $30 million which matures on March 31, 2007 (loans under the term loan A facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%). The new term loan A facility was drawn in full on March 6, 2003. In addition, mandatory payments under the term loan C facility were rescheduled to be $2.0 million, $20.9 million, $20.0 million, $29.6 million and a final $56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively, and the interest rate per annum on loans under the term loan C facility was increased to a base rate plus 3.50% or LIBOR plus 4.50%.

        The Company used the proceeds from the offering of the senior notes and the borrowings under the new term loan A facility to: (i) repay all tranche RF and tranche AF revolving loans under its existing credit facility; (ii) repay all tranche B term loans under its existing credit facility; (iii) repurchase, at a 35% discount from the redemption value, $13.3 million aggregate liquidation preference of its Series A Preferred Stock (together with accrued and unpaid dividends thereon); (iv) repurchase $9.8 million aggregate principal amount of its outstanding 9 1/2% senior subordinated notes due 2008 (together with accrued and unpaid interest thereon) for approximately $7.9 million; (vi) repurchase $7.0 million aggregate principal amount of its outstanding 12 1/2% senior subordinated notes due 2010 (together with accrued and unpaid interest thereon) for approximately $6.1 million; and (vii) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire $2.2 million of its debt under the Carrier Services credit facility. As a result, the Company recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively, in the Statement of Operations, which is included in other nonoperating income/expense, and a $2.9 million gain for the retirement of the Series A Preferred Stock directly to stockholders' deficit in the first quarter of 2003. Additionally, the Company recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in the first quarter of 2003, which is included in other nonoperating income/expense in the accompanying Statement of Operations. In conjunction with this transaction, the dividend rate with respect to a portion of the Series A Preferred Stock was reduced from 17.428% to 15% for a period of two years.

        As provided in the credit facility, the Company has the ability to request letters of credit to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the credit facility. As of May 1, 2003, a $0.7 million letter of credit had been issued.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2003 are as follows (dollars in thousands):

2003	$8,524
2004	24,065
2005	35,679
2006	116,530
2007	17,793
Thereafter	613,664

$816,255

(7)    Subsequent Events

        On April 18, 2003, the Company executed a definitive asset purchase agreement to acquire substantially all the assets and operations of Community Service Telephone Co. and Commtel Communications, Inc. for a purchase price of $31.2 million. The operations serve approximately 12,600 access lines located in central Maine. This acquisition, which is subject to regulatory approval, is expected to close during the fourth quarter of 2003.

        On May 9, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, executed a definitive stock purchase agreement to sell all the shares of capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. for a purchase price of $24.0 million. These operations serve approximately 4,140 access lines located in South Dakota. This divestiture is expected to close during the third quarter of 2003. The operations of these companies will be shown as discontinued operations beginning in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries (collectively, the "Company", "FairPoint", "we", "us" or "our"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

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

Overview

        We are a leading provider of telecommunications services in rural communities, offering an array of services including local voice, long distance, data and Internet primarily to residential customers. According to an industry source, we believe that we are the 16th largest local telephone company in the United States, with approximately 243,000 access lines in service as of March 31, 2003.

        We were incorporated in February 1991 for the purpose of acquiring and operating telephone companies in rural markets. Since our inception, we have acquired 29 such businesses, which are located in 18 states. All of our telephone company subsidiaries qualify as rural local exchange carriers, or RLECs, under the Telecommunications Act. RLECs are generally characterized by stable operating results and strong cash flow margins and operate in generally supportive regulatory environments. In particular, pursuant to existing state and federal regulations, we are able to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by the relevant regulatory authorities). In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas and difficulties inherent in reselling such services to a predominantly residential customer base.

Revenues

        We derive our revenues from:

  •
  Local calling services.  We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

  •
  Universal Service Fund, or USF.  We receive payments from the USF to support the high cost of providing local telephone services in rural locations.

  •
  Interstate access revenue.  These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission, or FCC.

  •
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

  •
  Long distance services.  We receive revenues for long distance services to our retail and wholesale long distance customers.

  •
  Data and Internet services.  We receive revenues from monthly recurring charges for services, including digital subscriber line, special access, private lines, Internet and other services.

  •
  Other services.  We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

        The following summarizes our percentage of revenues from continuing operations from these sources:

	Revenue (in thousands) Three months ended March 31,
			% of Revenue Three months ended March 31,
Revenue Source
	2003	2002	2003	2002
Local calling services	$13,890	$13,469	24%	23%
USF-high cost loop support	5,054	4,999	9%	9%
Interstate access revenue	15,967	15,705	28%	27%
Intrastate access revenue	11,034	11,398	19%	19%
Long distance services	3,890	5,806	7%	10%
Data and Internet services	2,815	2,215	5%	4%
Other services	4,462	4,833	8%	8%

Operating Expenses

        Our operating expenses are categorized as operating expenses; depreciation and amortization; and stock-based compensation.

  •
  Operating expenses include costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional bell operating companies, or RBOCs, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

  •
  Depreciation and amortization includes depreciation of our communications network and equipment.

  •
  Stock-based compensation consists of non-cash compensation charges incurred in connection with the employee stock options of our executive officers, and stockholder appreciation rights agreements granted to two executive officers.

Acquisitions and Divestitures

        Our past acquisitions have had a major impact on our operations.

  •
  On April 18, 2003, the Company executed a definitive asset purchase agreement to acquire substantially all the assets and operations of Community Service Telephone Co. and Commtel Communications, Inc. for a purchase price of $31.2 million. The operations serve approximately 12,600 access lines located in central Maine. This acquisition is expected to close during the fourth quarter of 2003.

  •
  During 2002, we made no acquisitions.

  •
  On May 9, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, executed a definitive stock purchase agreement to sell all the shares of capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. for a purchase price of $24.0 million. These operations serve approximately 4,140 access lines located in South Dakota. This divestiture is expected to close during the third quarter of 2003. The operations of these companies will be shown as discontinued operations beginning in the second quarter of 2003.

Discontinued Operations

        In November 2001, we decided to discontinue the competitive local exchange carrier, or CLEC, operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' CLEC operations.

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

Results of Operations

Three Month Period Ended March 31, 2003 Compared with Three Month Period Ended March 31, 2002

        Revenues from Continuing Operations.    Revenues from continuing operations decreased $1.3 million to $57.1 million in 2003 compared to $58.4 million in 2002. A decrease in revenues of $2.0 million was attributable to revenues from our wholesale long distance company. This was offset by an increase in revenues of $0.7 million from our RLECs. We derived our revenues from the following sources.

        Local calling services.    Local calling service revenues of our RLECs increased $0.4 million from $13.5 million to $13.9 million.

        USF high cost loop.    USF high cost loop receipts of our RLECs increased $0.1 million to $5.1 million in 2003 from $5.0 million in 2002. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

        Interstate access.    Interstate access revenues of our RLECs increased $0.3 million to $16.0 million in 2003 from $15.7 million in 2002. During the last two years, the FCC's Rural Task Force, or RTF, and Multi-Association Group, or MAG, made certain modifications to the USF that removed implicit universal service support from access charges and made it explicit support. Our interstate revenues include $4.9 million in explicit support received from the USF and have been offset by reductions in interstate access rates, resulting in an overall revenue neutral effect on our operating companies.

        Intrastate access.    Intrastate access revenues of our RLECs decreased $0.4 million from $11.4 million in 2002 to $11.0 million in 2003. The decrease was mainly due to state support reductions, losses from bill and keep toll as customers pick an intrastate service provider for their long distance services, instead of defaulting to the local LEC and intrastate pool under-earnings. We continue to expect downward pressure on our intrastate access revenues. To the extent these pressures reduce our earnings levels below authorized rates of return, our companies are allowed to file and seek approval from the state public utility commissions for recovery of these reductions through increases in local rates and, where they exist, state universal service funds.

        Long distance services.    Long distance services revenues decreased $1.9 million from $5.8 million in 2002 to $3.9 million in 2003. The decrease of $2.0 million is attributed to a reduction in Carrier Services long distance wholesale operations, which was offset by a $0.1 million increase in revenues of our RLECs. Wholesale customers were lost in the 2nd and 3rd quarters of 2002 after one of our underlying wholesale carriers declared bankruptcy.

        Data and internet services.    Data and internet services revenues increased $0.6 million from $2.2 million in 2002 to $2.8 million in 2003 as a result of increased service offerings to our customers of our RLEC businesses.

        Other.    Other revenues decreased by $0.4 million from $4.8 million in 2002 to $4.4 million in 2003. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers, or IXCs, "take back" the billing function for their long distance customers. This trend is expected to continue.

  Operating Expenses of Continuing Operations

        Operating expenses.    Operating expenses from continuing operations decreased $0.4 million, or 1.4%, to $26.1 million in 2003 from $26.5 million in 2002. Expenses of our wholesale long distance company decreased $1.7 million as a result of lower minutes of use from our wholesale customers. This decrease was offset by increased RLEC expenses of $1.3 million, net of $0.6 million bad debt expense recovered from a carrier who declared bankruptcy in 2002. These expense increases are mainly attributable to higher consulting/contracted services and marketing expenses as we continue to change our culture to a more sales driven organization.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $0.5 million to $12.3 million in 2003 from $11.8 million in 2002 and is attributable to the increased investment in our communications network by RLEC companies.

        Stock-based compensation.    For the three months ended March 31, 2002, there was a stock-based compensation credit of $0.2 million related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements between certain members of our management and our principal stockholders. For the three months ended March 31, 2003, there were no stock-based compensation charges.

        Income from operations.    Income from continuing operations decreased $1.6 million to $18.7 million in 2003 from $20.3 million in 2002. Of this decrease, $1.2 million was attributable to our RLEC telephone companies and $0.4 million was attributable to our wholesale long distance company.

        Other income (expense).    Total other expense from continuing operations increased $2.7 million to $17.3 million in 2003 from $14.6 million in 2002. The expense consists primarily of interest expense on long-term debt. Interest expense increased $1.3 million to $20.7 million in 2003 from $19.4 million in 2002. Earnings in equity investments increased $0.4 million to $2.4 million in 2003 from $2.0 million in 2002. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133, gain on the extinguishment of debt and write off of loan origination costs. In 2003, mark-to-market gains of $2.1 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market gains of $1.9 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income (expense) of $0.2 million in 2003 as compared to 2002. As a result of the issuance of $225.0 million in Senior notes during the first quarter of 2003, we recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        Income tax expense.    Income tax expense from continuing operations decreased $0.1 million to $0.1 million in 2003 from $0.2 million in 2002. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    There was no income or expense from discontinued operations for the three months ending March 31, 2003 and 2002.

        Net income (loss) attributed to common shareholders.    Our 2003 net loss attributable to common shareholders was $0.5 million after giving effect to $4.8 million in dividends and accretion related to the Series A Preferred Stock and the repurchase of Series A Preferred Stock at a discount of $2.9 million. Our net income was $5.5 million for 2002. The differences between 2003 and 2002 are a result of the factors discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the three months ended March 31, 2003 and 2002, cash provided by operating activities of continuing operations was $17.0 million and $25.0 million, respectively.

        Net cash used in investing activities from continuing operations was $1.4 million and $1.3 million for the three months ended March 31, 2003 and 2002, respectively. These cash flows primarily reflect net capital expenditures of $3.5 million and $4.0 million for the three months ended March 31, 2003 and 2002, respectively. Offsetting capital expenditures were distributions from investments of $2.4 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

        Net cash used in financing activities from continuing operations was $8.6 million and $20.4 million for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2003, net cash used in financing activities primarily represents net cash used for the repurchase of preferred and common stock. The proceeds from the March 6, 2003 refinancing were used primarily to pay long term debt and loan issuance costs. For the three months ended March 31, 2002, the cash used in financing activities was primarily for the net reduction of long term debt of $19.4 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $3.5 million for the three months ended March 31, 2003 and are expected to be approximately $30.0 million for the period from April 1, 2003 through March 31, 2004.

        Our credit facility was amended and restated on March 6, 2003. Our amended and restated credit facility consists of a $70.0 million ($60.0 million of which was committed as of March 6, 2003 and an additional $10.0 million of which was committed as of April 29, 2003) revolving facility and two term facilities, a tranche A term loan facility of $30.0 million that matures on March 31, 2007, and a tranche C term loan facility with $128.0 million principal amount outstanding as of March 31, 2003 that has a final maturity on March 31, 2007. All $30.0 million was drawn under the tranche A term loan facility on March 6, 2003. See "—Description of Certain Indebtedness."

        In 1998, the Company issued $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Both series of these notes mature on May 1, 2008. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. On March 6, 2003, the Company extinguished $9.8 million of the senior subordinated notes. In 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. These notes mature on May 10, 2010. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. On March 6, 2003, the Company extinguished $7.0 million of these notes. On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% senior notes. These notes mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. See "—Description of Certain Indebtedness."

        Carrier Services has completed the cessation of its competitive communications business operations. Carrier Services' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and debt service. We expect Carrier Services' cash flow requirements, other than debt amortization, will be funded primarily from cash flows from operations. Our amended and restated credit facility and the indentures governing our senior subordinated notes and senior notes contain certain restrictions on our ability to make investments in Carrier Services. In the event Carrier Services is unable to make a scheduled amortization payment or to pay any amount due at maturity under the Carrier Services credit facility, the lenders' sole remedy will be to convert their debt under the Carrier Services credit facility into shares of our Series A Preferred Stock.

        The Company is also obligated under certain leases of Carrier Services and would therefore be obligated to make certain lease and other payments if Carrier Services and/or certain sublessees default on their obligations. See "—Summary of Contractual Obligations."

        Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of March 31, 2003, approximately $210 million of the $258 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of March 31, 2003, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.3 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

        The Company anticipates using available funds under its $70.0 million revolving facility and proceeds from the divestiture of the South Dakota operations to fund its acquisition of certain assets of Community Service Telephone Co. and Commtel Communications, Inc.

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

        In addition, our amended and restated credit facility, the Carrier Services credit facility and the indentures governing our senior subordinated notes and our senior notes contain covenants that limit our operating flexibility and restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to: incur additional debt; pay dividends or distributions on, or redeem or repurchase, capital stock; create liens or negative pledges with respect to our assets; make investments, loans or advances, including to Carrier Services; make capital expenditures; issue, sell or allow distributions on capital stock of specified subsidiaries; enter into sale and leaseback transactions; prepay or defease specified indebtedness; enter into transactions with affiliates; enter into specified hedging arrangements; merge, consolidate or sell our assets; or engage in any business other than telecommunications. We also are required to maintain specified financial ratios and/or meet financial tests prescribed by our amended and restated credit facility. We may not be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could have an adverse effect on our business.

        Our Credit Facility.    We are a party to a credit facility with various lenders, Wachovia Bank, National Association, as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and Bank of America, N.A., as syndication agent. The credit facility was amended and restated as part of a refinancing completed on March 6, 2003. Our amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. Our credit facility consists of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $158.0 million and a revolving credit facility in an aggregate principal amount of $70.0 million ($60.0 million of which was committed as of March 6, 2003 and an additional $10.0 million of which was committed as of April 29, 2003). All of our obligations under our credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our mid-tier subsidiaries. Outstanding debt under our credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

        Our amended and restated credit agreement is comprised of the following facilities:

          Revolving loan facility.    A revolving loan facility of $70 million. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

          Tranche A term loan facility.    A tranche A term loan facility of $30 million. As of March 31, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

          Tranche C term loan facility.    As of March 31, 2003, approximately $128.0 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $1.5 million, $20.9 million, $20.0 million $29.6 million and a final $56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

Covenants and Events of Default

        Our amended and restated credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default. Our amended and restated credit facility limits our ability to downstream money to Carrier Services and its subsidiaries.

Prepayments

        Net cash proceeds from asset sales are required to be applied as mandatory prepayments of principal on outstanding loans unless such proceeds are used by us to finance acquisitions permitted under our amended and restated credit facility within 180 days (270 days with respect to a Special Asset Sale, as defined in the credit facility) of our receipt of such proceeds. Change of control transactions trigger a mandatory prepayment obligation. Voluntary prepayments of loans, including interim prepayments of revolving loans with proceeds of asset sales that are not used to prepay term loans in anticipation of being subsequently applied to fund a permitted acquisition or acquisitions within 180 days (270 days in the event described above) of the asset sale, may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

        Senior Subordinated Notes and Floating Rate Notes issued in 1998.    The Company issued $125.0 million of senior subordinated notes and $75.0 million of floating rate notes in 1998. The senior subordinated notes bear interest at the rate of 9 1/2% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually. On March 6, 2003, the Company extinguished $9.8 million of the senior subordinated notes.

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

        Senior Subordinated Notes issued in 2000.    The Company issued $200.0 million of senior subordinated notes in 2000. The senior subordinated notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears. On March 6, 2003, the Company extinguished $7.0 million of these notes.

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

        The converted loans under the new Carrier Services amended and restated credit agreement consist of two term loan facilities: (i) tranche A loans in the aggregate principal amount of approximately $8.7 million and (ii) tranche B loans in the aggregate principal amount of approximately

$19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the tranche A loans must be paid in cash and interest on tranche B loans may be paid, at the option of Carrier Services, either in cash or in kind. For the period ended March 31, 2003, $0.4 million in additional debt was issued to satisfy the accrued in kind interest on the tranche B loans. The principal of the tranche A loans is due at maturity and the principal of the tranche B loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on September 30, 2006; and (d) the remaining principal balance is due at maturity. On May 6, 2003, Carrier Services extinguished $2.2 million of the tranche A and tranche B loans.

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

        Voluntary prepayments of loans may be made under the Carrier Services amended and restated credit agreement at any time without premium or penalty. Carrier Services is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business. Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of March 31, 2003, approximately $210 million of the $258 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of March 31, 2003, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.3 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

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

        The Series A Preferred Stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes issued in 2000 (which first anniversary will occur in May 2011), unless prohibited by its credit facility or by the indentures governing its senior subordinated notes, the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount. Certain holders of the Series A Preferred Stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for a period of two years.

        On March 6, 2003, Carrier Services entered into the First Amendment to the amended and restated credit facility, pursuant to which, among other things, THL Fund IV Bridge Corp. purchased the outstanding loans held by certain lenders and Carrier Services repaid, in full, the outstanding loans of $2.2 million of Wachovia Bank, National Association.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2003 and the periods in which payments are due:

	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
	Payments due by period (Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$8,524	$8,524	$—	$—	$—
Long-term debt	807,731	—	59,744	134,323	613,664
Redeemable preferred stock(1)	83,447	—	—	—	83,447
Operating leases(2)	13,001	2,958	4,344	3,237	2,462
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	2,136	1,000	1,136	—	—
Non-compete agreements	624	520	104	—	—
Minimum purchase contract(4)	3,000	1,750	1,250	—	—

Total contractual cash obligations	$926,908	$14,752	$66,578	$137,560	$708,018

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

(2)
Operating lease obligations represent $11.0 million associated with the discontinued operations discussed in note (2) to our condensed consolidated financial statements and are stated in this table at total contractual amounts. However, the Company intends to negotiate lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $2.0 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events.

(4)
Carrier Services has obligations to purchase a minimum amount of wholesale toll minutes from an interexchange carrier. To date, purchases have exceeded the minimum requirements.

        The following table discloses aggregate information about our commercial commitments as of March 31, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our condensed consolidated balance sheets.

	Total Amounts Committed	Less Than 1 year	2-3 Years	4-5 Years	After 5 Years
	Amount of Commitment Expiration Per Period (Dollars in thousands)
Other commercial commitments:
Financial guarantee	$1,950	$589	$1,295	$66	$—

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2003, the source of fair value of these instruments and their maturities.

	Total Fair Value	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	Fair Value of Contracts at Period-End (Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$6,120	$5,509	$611	$—	$—

(1)
Fair value of interest rate swaps at March 31, 2003 was provided by the counterparties to the underlying contracts using consistent methodologies.

New Accounting Standards

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Federal Communications Commission has ordered that companies subject to regulatory accounting rules not adopt SFAS No. 143 and accordingly, the Company will not adopt this standard for its regulated operations. The adoption of this pronouncement did not have a material effect on the financial statements of our non-regulated entities.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 will apply to exit ("restructuring") plans initiated after December 31, 2002. Under SFAS 146, restructuring costs associated with a plan to exit an activity are required to be recognized when incurred. The Company's previously recorded restructuring liabilities were recognized when the Company committed to an exit plan, consistent with the guidance in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In the event the Company initiates new exit plans after December 31, 2002, the liability recognition of SFAS No. 146 will apply.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This interpretation requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also specifies the requirements for liability recognition (at fair value) for obligations undertaken in issuing the guarantee. The disclosure requirements were effective in 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material effect on our financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment of FASB Statement 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and were included in the notes to the Company's 2002 consolidated financial statements. The required interim disclosure requirements are also included in our interim financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation did not have a material effect on the Company's financial statements.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2003, we recorded our marketable available-for-sale equity securities at a fair value of $1.2 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

        We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 99% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $0.3 million for the three months ended March 31, 2003.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. Our liability for the fair value of these swaps was approximately $6.1 million at March 31, 2003. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004. In connection with our floating rate notes, we used an interest rate swap agreement, with a notional amount of $75.0 million to effectively convert our variable interest rate exposure to a fixed rate of 10.78%. This swap agreement expires in May 2003.

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

        None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., Carousel Capital Partners, L.P. and certain other signatories thereto.(1)
2.2	Network Transition Agreement, dated November 7, 2001, by and among FairPoint Solutions, Choice One Communications Inc. and selected subsidiaries of Choice One Communications Inc.(6)
2.3	Asset Purchase Agreement dated as of April 18, 2003 by and among FairPoint, Community Service Communications, Inc., Community Service Telephone Co. and Commtel Communications, Inc.*
2.4
Stock Purchase Agreement dated as of May 9, 2003 by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.*
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
4.2	Indenture, dated as of May 24, 2000, between FairPoint and United States Trust Company of New York, relating to FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3)

4.3	Indenture, dated as of March 6, 2003, between FairPoint and The Bank of New York, relating to Fairpoint's $225,000,000 11 7/8% Senior Notes due 2010.(9)
4.4	Form of Initial Fixed Rate Security.(2)
4.5	Form of Initial Floating Rate Security.(2)
4.6	Form of Exchange Fixed Rate Security.(2)
4.7	Form of Exchange Floating Rate Security.(2)
4.8	Form of 144A Senior Subordinated Note due 2010.(3)
4.9	Form of Regulation S Senior Subordinated Note due 2010.(3)
4.10	Form of Initial Senior Note due 2010.(9)
4.11	Form of Exchange Senior Note due 2010.(9)
4.12	Registration Rights Agreement dated as of March 3, 2003 between FairPoint and the Initial Purchasers named therein.(9)
4.13	Form of Series A Preferred Stock Certificate of FairPoint.(8)
10.1
Amended and Restated Credit Agreement dated as of March 30, 1998 and amended and restated as of March 6, 2003, among FairPoint, various lending institutions, Bank of America, N.A., Wachovia Bank, N.A. and Deutsche Bank Trust Company Americas.(9)
10.2	Amended and Restated Subsidiary Guaranty dated as of March 6, 2003 by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp. and ST Enterprises Ltd.(9)
10.3
Amended and Restated Pledge Agreement dated as of March 6, 2003 by Carrier Services, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Ravenswood Communications, Inc. and Utilities Inc.(9)
10.4	Amended and Restated Credit Agreement dated as of May 10, 2002 among Carrier Services, various lending institutions, Bank of America, N.A., Deutsche Bank Trust Company Americas and Wachovia Bank.(8)
10.5	First Amendment to Credit Agreement dated as of March 6, 2003 among Carrier Services, the credit parties named therein, Wachovia Bank, National Association and Deutsche Bank Trust Company Americas.(9)
10.6	Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 among FairPoint, Wachovia Bank, National Association and various lending institutions.(8)
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
10.9	Amended and Restated Pledge Agreement dated as of November 9, 2000 by and among Carrier Services, the Guarantors, the Pledgors and First Union National Bank.(4)
10.10	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)

10.11	Amended and Restated Security Agreement dated as of November 9, 2000 by and among Carrier Services and First Union National Bank.(4)
10.12	Form of Carrier Services Tranche A Term Note.(8)
10.13	Form of Carrier Services Tranche B Term Note.(8)
10.14	Form of A Term Note.(9)
10.15	Form of C Term Note Floating Rate.(9)
10.16	Form of C Term Note Fixed Rate.(9)
10.17	Form of RF Note.(9)
10.18	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.19	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.20	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.21	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.22	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)
10.23	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.24	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.25	Subscription Agreement dated as of January 31, 2000 by and between FairPoint and each of the Subscribers party thereto.(1)
10.26	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.27	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)
10.28	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.29	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)
10.30	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.31	Institutional Stock Purchase Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.32	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.33	FairPoint 1995 Stock Option Plan.(3)
10.34	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)

10.35	FairPoint 2000 Employee Stock Option Plan.(3)
10.36	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.37	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
21	Subsidiaries of FairPoint.(9)
99.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*
Filed herewith.

†
Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

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

(9)
Incorporated by reference to the annual report of FairPoint for the year ended 2002, filed on Form 10-K.

  (b)    Reports on Form 8-K

        On January 21, 2003, the Company filed a Current Report on Form 8-K reporting that Walter E. Leach and Timothy W. Henry, executive officers of the Company, had participated in a high yield/leveraged finance conference sponsored by Salomon Smith Barney.

        On January 28, 2003, the Company filed a Current Report on Form 8-K reporting that Walter E. Leach, an executive officer of the Company, had participated in a high yield conference sponsored by JPMorgan.

        On February 19, 2003, the Company filed a Current Report on Form 8-K reporting that it intended to issue $225.0 million of principal amount of senior notes in a private placement.

        On February 19, 2003, the Company filed a Current Report on Form 8-K disclosing certain information disclosed to potential investors in connection with the Company's private placement of senior notes. The disclosure included Summary Historical and Pro Forma Financial Data.

        On March 4, 2003, the Company filed a Current Report on Form 8-K announcing that it had priced at par an offering of $225.0 million principal amount of 11 7/8% Senior Notes due 2010.

        On March 4, 2003, the Company filed a Current Report on Form 8-K disclosing certain information disclosed to investors in connection with the Company's private placement of senior notes. The disclosure included Summary Historical and Pro Forma Financial Data, Consolidated Balance Sheets as of December 31, 2001 and 2002, Consolidated Statements of Operations for the Years Ended December 31, 2000, 2001, and 2002, Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000, 2001, and 2002, Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 2001, and 2002, Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 2001, and 2002, and Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 2001, and 2002.

        On March 26, 2003, the Company filed a Current Report on form 8-K announcing its financial results for the 2002 fiscal year and the fourth quarter of the 2002 fiscal year.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: May 13, 2003	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Senior Vice President and Chief Financial Officer

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

Date: May 13, 2003

/s/ EUGENE B. JOHNSON Eugene B. Johnson Chief Executive Officer

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

Date: May 13, 2003

/s/ WALTER E. LEACH, JR. Walter E. Leach, Jr. Chief Financial Officer

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2003 INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULT ON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION