Form 10-Q
period 2003-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2003-08-12
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in R12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 12, 2003, the registrant had outstanding 45,773,784 shares of Class A common stock and 4,269,440 shares of Class C common stock. There is no public market for the registrant's Class A common stock or Class C common stock.

FAIRPOINT COMMUNICATIONS, INC.

QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2003

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,784	5,394
Accounts receivable	25,958	25,024
Other	6,319	5,463
Assets of discontinued operations	615	806
Assets held for sale	16,467	16,647

Total current assets	57,143	53,334

Property, plant, and equipment, net	258,351	271,690

Other assets:
Investments	43,695	43,627
Goodwill, net of accumulated amortization	443,781	443,781
Deferred charges and other assets	24,316	16,821

Total other assets	511,792	504,229

Total assets	$827,286	829,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$13,804	20,664
Current portion of long-term debt and other long-term liabilities	13,304	6,240
Demand notes payable	416	427
Accrued interest payable	17,221	10,501
Other accrued liabilities	19,611	21,208
Liabilities of discontinued operations	3,583	5,065
Liabilities held for sale	692	639

Total current liabilities	68,631	64,744

Long-term liabilities:
Long-term debt, net of current portion	802,218	798,486
Liabilities of discontinued operations	5,039	5,265
Deferred credits and other long-term liabilities, net of current portion	11,828	13,449

Total long-term liabilities	819,085	817,200

Commitments and contingencies
Minority interest	16	16

Common stock subject to put options	2,136	3,136

Redeemable preferred stock	87,650	90,307

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	198,050	206,942
Accumulated other comprehensive loss	(17)	(1,132)
Accumulated deficit	(348,764)	(352,459)

Total stockholders' deficit	(150,232)	(146,150)

Total liabilities and stockholders' deficit	$827,286	829,253

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$57,285	55,570	113,097	112,726

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	27,273	27,346	52,870	53,387
Depreciation and amortization	12,110	11,375	24,197	22,915
Stock-based compensation	—	—	—	(197)

Total operating expenses	39,383	38,721	77,067	76,105

Income from operations	17,902	16,849	36,030	36,621

Other income (expense):
Net gain (loss) on sale of investments and other assets	104	(50)	109	305
Interest and dividend income	270	478	729	1,091
Interest expense	(23,299)	(20,062)	(44,003)	(39,472)
Impairment on investments	—	(5,621)	—	(5,621)
Equity in net earnings of investees	2,185	1,634	4,513	3,568
Other nonoperating, net	1,857	(909)	2,447	965

Total other expense	(18,883)	(24,530)	(36,205)	(39,164)

Loss from continuing operations before income taxes	(981)	(7,681)	(175)	(2,543)
Income tax expense	(131)	(144)	(268)	(355)
Minority interest in income of subsidiaries	—	(1)	(1)	(1)

Loss from continuing operations	(1,112)	(7,826)	(444)	(2,899)
Discontinued operations	608	18,909	1,234	19,483

Net income (loss)	(504)	11,083	790	16,584
Redeemable preferred stock dividends and accretion	(4,202)	(2,527)	(8,892)	(2,527)
Gain on repurchase of redeemable preferred stock	—	—	2,905	—

Net income (loss) attributed to common shareholders	$(4,706)	8,556	(5,197)	14,057

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2003		2002		2003		2002
	(Dollars in thousands)
Net income (loss)		$(504)		11,083		790		16,584

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$(140)		(1,422)		490		(5,809)
Less reclassification for gain included in net income	(68)		—		(68)		(315)
Reclassification for other than temporary loss included in net income (loss)	—	(208)	5,621	4,199	—	422	5,621	(503)

Cash flow hedges:
Reclassification adjustment		270		355		625		727

Other comprehensive income (loss)		62		4,554		1,047		224

Comprehensive income (loss)		$(442)		15,637		1,837		16,808

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$790	16,584

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(1,234)	(19,483)
Amortization of debt issue costs	2,000	1,641
Depreciation and amortization	24,197	22,915
Gain on early retirement of debt	(3,466)	—
Write-off of debt issue costs	4,967	—
Other non cash items	(8,704)	(1,167)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(1,371)	7,081
Accounts payable and accrued expenses	2,710	(1,080)
Income taxes	443	149
Other assets/liabilities	(443)	105

Total adjustments	19,099	10,161

Net cash provided by operating activities of continuing operations	19,889	26,745

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties	(1,795)	—
Net capital additions	(10,167)	(9,769)
Distributions from investments	6,227	5,165
Other, net	(323)	(217)

Net cash used in investing activities of continuing operations	(6,058)	(4,821)

Cash flows from financing activities of continuing operations:
Debt issue costs	(14,826)	(42)
Proceeds from issuance of long-term debt	295,180	58,455
Repayments of long-term debt	(281,479)	(69,042)
Repurchase of preferred and common stock	(9,645)	(1,002)

Net cash used in financing activities of continuing operations	(10,770)	(11,631)

Net cash contributed from continuing operations to discontinued operations	(671)	(8,596)

Net increase in cash	2,390	1,697
Cash, beginning of period	5,394	2,919

Cash, end of period	$7,784	4,616

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in kind	$8,163	2,286

Gain on repurchase of redeemable preferred stock	$2,905	—

Accretion of redeemable preferred stock	$729	241

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$796	—

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries (the "Company") as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2002 and, in the opinion of our management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain amounts from 2002 have been reclassified to conform to the current period presentation.

(2) Stock Option Plans

        The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(504)	11,083	790	16,584
Stock-based compensation expense included in reported net income (loss)	—	—	—	(197)
Stock-based compensation determined under fair value based method	(157)	(169)	(327)	(1,047)

Pro forma net income (loss)	$(661)	10,914	463	15,340

(3) Pending Acquisitions

        The Company executed a definitive stock purchase agreement dated April 18, 2003, as amended June 20, 2003, with Community Service Communications, Inc. ("CSC"), Community Service Telephone Co. ("CST") and Commtel Communications, Inc. ("CCI") to acquire all of the capital stock of CST and CCI, wholly-owned subsidiaries of CSC, for an approximate purchase price of $31.2 million, subject to adjustment. The purchase rights were assigned to MJD Ventures, Inc., one of the Company's subsidiaries, as of June 26, 2003. CST serves approximately 12,600 access lines in central Maine. This acquisition is expected to close during the fourth quarter of 2003, pending regulatory approval. The purchase of CST and CCI is referred to herein as the Maine Acquisition.

        On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire Corporation ("FairPoint Berkshire") executed an agreement and plan of merger with Berkshire Telephone Corporation ("Berkshire") to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 6,700 access lines serving five communities in New York State. Berkshire communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2004, pending regulatory approval. The merger of FairPoint Berkshire with Berkshire is referred to herein as the New York Acquisition.

(4) Discontinued Operations and Restructure Charges

        Competitive Communications Business Operations.    In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly-owned subsidiary, FairPoint Carrier Services, Inc. (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")). As a result of the adoption of the plan to discontinue the competitive communications operations, these operating results are presented as discontinued operations.

        Assets and liabilities of discontinued competitive communications operations as of June 30, 2003 and December 31, 2002 follow:

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
Cash	$60	25
Accounts receivable	555	781

Current assets of discontinued operations	$615	806

Accounts payable	$—	(35)
Accrued liabilities	(1,703)	(2,743)
Restructuring accrual	(1,567)	(1,968)
Accrued property taxes	(313)	(319)

Current liabilities of discontinued operations	$(3,583)	(5,065)

Restructuring accrual	$(4,950)	(5,214)
Other liabilities	(89)	(51)

Long-term liabilities of discontinued operations	$(5,039)	(5,265)

        The Company recorded a gain on CLEC discontinued operations of $18.3 million during the second quarter of 2002.

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at June 30, 2003 was $6.5 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2002 to June 30, 2003 was comprised of payments towards these obligations.

        Rural Local Exchange Carrier Operations.    On May 9, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, executed a definitive stock purchase agreement to sell all the shares of capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. for a selling price of $24.0 million, subject to adjustment. The South Dakota properties were geographically isolated from other FairPoint properties making it increasingly difficult to realize additional operating efficiencies. These properties are adjacent to Golden West's operations and offer Golden West numerous operational synergies. The proceeds from this divestiture will be used to fund the Maine Acquisition and/or the New York Acquisition. This divestiture is expected to close during the third quarter of 2003, pending regulatory approval. The operations of these companies are presented as discontinued operations beginning in the second quarter of 2003. For the second quarter of 2003, the balances associated with these activities have been reclassified as "held for sale." All prior period statements have been restated accordingly. This divestiture is referred to herein as the South Dakota Divestiture.

        Income from discontinued rural local exchange carrier ("RLEC") operations consists of the following (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	$1,265	1,301	2,576	2,603

Income from discontinued operations	$608	601	1,234	1,175

        Assets and liabilities of discontinued RLEC operations as of June 30, 2003 and December 31, 2002 follow (unaudited):

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Cash	$165	178
Accounts receivable	374	430
Property, plant and equipment, net	4,841	5,027
Investments	452	395
Goodwill, net of accumulated amortization	10,526	10,526
Other	109	91

Current assets held for sale	$16,467	16,647

Accounts payable	$305	342
Accrued liabilities	387	297

Current liabilities held for sale	$692	639

(5) Interest Rate Swap Agreements

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

        The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of June 30, 2003, the Company has six interest rate swap agreements with a combined notional amount of $150.0 million with expiration dates ranging from November 2003 through May 2004.

        The change in the fair value of the interest rate swap agreements is recorded in the statement of operations as other nonoperating income/expense because the Company's interest rate swap agreements are not considered effective accounting hedges. Other nonoperating income increased by approximately $2.1 million for the three months ended June 30, 2003 to reflect the change in the fair value of the interest rate swaps. Other nonoperating expense increased $0.6 million for the three months ended June 30, 2002 to reflect the change in the fair value of the interest rate swaps. Other nonoperating income increased by approximately $4.6 million for the six months ended June 30, 2003 and $1.7 million for the six months ended June 30, 2002 to reflect the change in the fair value of the interest rate swaps. In addition, approximately $0.3 million and $0.6 million has been reclassified as other nonoperating expense from the transition adjustment recorded in accumulated other comprehensive income during the three month and six month periods ended June 30, 2003, respectively, and approximately $0.4 million and $0.7 million for the three month and six month periods ended June 30, 2002, respectively.

(6) Investments

        The Company has a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership, which is accounted for under the equity method. Due to significance, the summary financial information for the partnership follows:

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Current assets	$28,294	35,157
Property, plant and equipment, net	31,568	29,473
Deferred charges and other assets	2	2

Total assets	$59,864	64,632

Current liabilities	$448	1,482
Partners' capital	59,416	63,150

	$59,864	64,632

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$31,687	23,722	64,168	47,025
Operating income	25,649	18,900	53,567	40,207
Net income	26,265	19,213	54,626	40,703

        The Company's investments also include marketable equity securities classified as available-for-sale investments and investments in nonmarketable securities accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

(7) Long Term Debt

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

        The Company used the proceeds from the offering of the senior notes and the borrowings under the new term loan A facility to: (i) repay all tranche RF and tranche AF revolving loans under its existing credit facility; (ii) repay all tranche B term loans under its existing credit facility; (iii) repurchase, at a 35% discount from the redemption value, $13.3 million aggregate liquidation preference of its Series A Preferred Stock (together with accrued and unpaid dividends thereon); (iv) repurchase $9.8 million aggregate principal amount of its outstanding 9 1/2% senior subordinated notes due 2008 (together with accrued and unpaid interest thereon) for approximately $7.9 million; (vi) repurchase $7.0 million aggregate principal amount of its outstanding 12 1/2% senior subordinated notes due 2010 (together with accrued and unpaid interest thereon) for approximately $6.1 million; and (vii) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire $2.2 million of its debt under the Carrier Services credit facility. As a result, the Company recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively, in the Statement of Operations, which is included in other nonoperating income/expense, and a $2.9 million gain for the retirement of the Series A Preferred Stock directly to stockholders' deficit in the first quarter of 2003. Additionally, the Company recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in the first quarter of 2003, which is included in other nonoperating income/expense in the accompanying Statement of Operations. In conjunction with this refinancing, the dividend rate with respect to a portion of the Series A Preferred Stock was reduced from 17.428% to 15% for the period from March 6, 2003 to March 6, 2005.

        As provided in the credit facility, the Company has the ability to request letters of credit to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5,000,000 and subject to limitations on the aggregate amount outstanding under the credit facility. As of August 1, 2003, a $0.7 million letter of credit had been issued.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2003 are as follows (dollars in thousands):

Year ending June 30,
2004	$13,024
2005	31,097
2006	31,213
2007	124,495
2008	192,635
Thereafter	422,778

$815,242

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

Overview

        We are a leading provider of telecommunications services in rural communities, offering an array of services including local voice, long distance, data and Internet primarily to residential customers. According to an industry source, we believe that we are the 16th largest local telephone company in the United States, with approximately 252,000 access line equivalents (voice plus DSL) in service as of June 30, 2003 (approximately 4,150 of such access lines are included in the South Dakota Divestiture).

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

        The following summarizes our percentage of revenues from continuing operations from these sources:

	Revenue (in thousands)				% of Revenue
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
Revenue Source
	2003	2002	2003	2002	2003	2002	2003	2002
Local calling services	$14,255	$13,745	$27,946	$26,966	25%	25%	25%	24%
USF-high cost loop support	4,865	5,241	9,866	10,204	8%	9%	9%	9%
Interstate access revenue	16,365	15,844	31,843	30,996	28%	29%	28%	28%
Intrastate access revenue	10,815	10,603	21,552	21,759	19%	19%	19%	19%
Long distance services	3,895	3,520	7,735	9,276	7%	6%	7%	8%
Data and Internet services	2,691	2,328	5,409	4,467	5%	4%	5%	4%
Other services	4,399	4,289	8,746	9,058	8%	8%	7%	8%

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

Acquisitions

  •
  The Company executed a definitive stock purchase agreement dated April 18, 2003, as amended June 20, 2003, with CSC, CST and CCI to acquire all of the capital stock of CST and CCI, wholly-owned subsidiaries of CSC, for an approximate purchase price of $31.2 million, subject to adjustment. The purchase rights were assigned to MJD Ventures, Inc., one of the Company's subsidiaries, as of June 26, 2003. CST serves approximately 12,600 access lines in central Maine. This acquisition is expected to close during the fourth quarter of 2003, pending regulatory approval.

  •
  On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 6,700 access lines serving five communities in New York State. Berkshire communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2004, pending regulatory approval.

  •
  During 2002, we made no acquisitions.

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

        On May 9, 2003, MJD Services executed a definitive stock purchase agreement to sell all the shares of capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. for a selling price of $24.0 million, subject to adjustment. These operations serve approximately 4,150 access lines located in South Dakota. This divestiture is expected to close during the third quarter of 2003, pending regulatory approval. The operations of these companies have been shown as discontinued operations beginning in the second quarter of 2003. For the second quarter of 2003, the balances associated with these activities have been reclassified as "held for sale." All prior period statements have been restated accordingly.

Results of Operations

Three Month Period Ended June 30, 2003 Compared with Three Month Period Ended June 30, 2002

        Revenues from Continuing Operations.    Revenues from continuing operations increased $1.7 million to $57.3 million in 2003 compared to $55.6 million in 2002. An increase in revenues of $0.4 million was attributable to revenues from our wholesale long distance company and an increase in revenues of $1.3 million from our RLECs. We derived our revenues from the following sources.

        Local calling services.    Local calling service revenues of our RLECs increased $0.5 million from $13.8 million to $14.3 million.

        USF high cost loop.    USF high cost loop receipts of our RLECs decreased $0.4 million to $4.9 million in 2003 from $5.3 million in 2002. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

        Interstate access.    Interstate access revenues of our RLECs increased $0.5 million to $16.3 million in 2003 from $15.8 million in 2002. During the last two years, the FCC's Rural Task Force, or RTF, and Multi-Association Group, or MAG, made certain modifications to the USF that removed implicit universal service support from access charges and made it explicit support. Our interstate revenues include $4.8 million in explicit support received from the USF and have been offset by reductions in interstate access rates, resulting in an overall revenue neutral effect on our operating companies.

        Intrastate access.    Intrastate access revenues of our RLECs increased $0.2 million from $10.6 million in 2002 to $10.8 million in 2003.

        Long distance services.    Long distance services revenues increased $0.4 million from $3.5 million in 2002 to $3.9 million in 2003. The increase of $0.4 million is attributed to an increase in Carrier Services long distance wholesale operations.

        Data and Internet services.    Data and Internet services revenues increased $0.4 million from $2.3 million in 2002 to $2.7 million in 2003 as a result of increased service offerings to the customers of our RLEC businesses.

        Other.    Other revenues increased by $0.1 million from $4.3 million in 2002 to $4.4 million in 2003.

  Operating Expenses of Continuing Operations

        Operating expenses.    Operating expenses from continuing operations were $27.3 million in both 2003 and 2002. Expenses of our wholesale long distance company increased $0.3 million as a result of increased minutes of use from our wholesale customers. RLEC expenses decreased $0.3 million, but the year over year expense change includes a $1.9 million bad debt expense recorded in the second quarter of 2002 due to a carrier who declared bankruptcy in 2002. Actual operating expenses have increased due to higher consulting/contracted service and marketing expenses as we continue to change our culture to a more sales driven organization, and increased network operations expense associated with our broadband initiatives and participation in an intrastate fiber lease arrangement in Idaho.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $0.7 million to $12.1 million in 2003 from $11.4 million in 2002 and is attributable to the increased investment in our communications network by RLEC companies.

        Stock-based compensation.    For the three months ended June 30, 2003 and 2002, there were no stock-based compensation charges.

        Income from operations.    Income from continuing operations increased $1.1 million to $17.9 million in 2003 from $16.8 million in 2002, all of which is attributable to our RLEC telephone companies.

        Other income (expense).    Total other expense from continuing operations decreased $5.6 million to $18.9 million in 2003 from $24.5 million in 2002. The expense consists primarily of interest expense on long-term debt. Interest expense increased $3.2 million to $23.3 million in 2003 from $20.1 million in 2002, as a result of the March 2003 debt refinancing. For the three months ended June 30, 2002, we recorded non-cash impairment of investments of $5.6 million, which is associated with other than temporary declines in fair value of Choice One stock. There were no impairments recorded for the three months ended June 30, 2003. Earnings in equity investments increased $0.6 million to $2.2 million in 2003 from $1.6 million in 2002. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133. In 2003, mark-to-market gains of $1.9 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market losses of $0.9 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income (expense) of $2.8 million in 2003 as compared to 2002.

        Income tax expense.    Income tax expense from continuing operations was unchanged at $0.1 million in 2003 and 2002. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our CLEC operations was $18.3 million for the three months ended June 30, 2002. There was no income from discontinued CLEC operations for the three months ended June 30, 2003. Net income from discontinued operations of our RLEC operations held-for-sale was $0.6 million for the three months ending June 30, 2003 and 2002.

        Net income (loss) attributed to common shareholders.    Our 2003 net loss attributable to common shareholders was $4.7 million after giving effect to $4.2 million in dividends and accretion related to the Series A Preferred Stock. Our net income attributable to common shareholders was $8.6 million for 2002 after giving effect to $2.5 million in dividends and accretion related to the Series A Preferred Stock. The differences between 2003 and 2002 are a result of the factors discussed above.

Six Month Period Ended June 30, 2003 Compared with Six Month Period Ended June 30, 2002

        Revenues from Continuing Operations.    Revenues from continuing operations increased $0.4 million to $113.1 million in 2003 compared to $112.7 million in 2002. A decrease in revenues of $1.7 million was attributable to revenues from our wholesale long distance company. This was offset by an increase in revenues of $2.1 million from our RLECs. We derived our revenues from the following sources.

        Local calling services.    Local calling service revenues of our RLECs increased $1.0 million from $26.9 million to $27.9 million.

        USF high cost loop.    USF high cost loop receipts of our RLECs decreased $0.3 million to $9.9 million in 2003 from $10.2 million in 2002. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

        Interstate access.    Interstate access revenues of our RLECs increased $0.8 million to $31.8 million in 2003 from $31.0 million in 2002. During the last two years, the FCC's Rural Task Force, or RTF, and Multi-Association Group, or MAG, made certain modifications to the USF that removed implicit universal service support from access charges and made it explicit support. Our interstate revenues include $9.7 million in explicit support received from the USF and have been offset by reductions in interstate access rates, resulting in an overall revenue neutral effect on our operating companies.

        Intrastate access.    Intrastate access revenues of our RLECs decreased $0.2 million from $21.8 million in 2002 to $21.6 million in 2003. The decrease was mainly due to state support reductions, losses from bill and keep toll as customers pick an intrastate service provider for their long distance services, instead of defaulting to the local LEC and intrastate pool under-earnings. We continue to expect downward pressure on our intrastate access revenues. To the extent these pressures reduce our earnings levels below authorized rates of return, our companies are allowed to file and seek approval from the state public utility commissions for recovery of these reductions through increases in local rates and, where they exist, state universal service funds.

        Long distance services.    Long distance services revenues decreased $1.5 million from $9.2 million in 2002 to $7.7 million in 2003. The decrease of $1.6 million is attributed to a reduction in Carrier

Services long distance wholesale operations, which was offset by a $0.1 million increase in revenues of our RLECs. Wholesale customers were lost in the 2nd and 3rd quarters of 2002 after one of our underlying wholesale carriers declared bankruptcy.

        Data and Internet services.    Data and Internet services revenues increased $0.9 million from $4.5 million in 2002 to $5.4 million in 2003 as a result of increased service offerings to our customers of our RLEC businesses.

        Other.    Other revenues decreased by $0.3 million from $9.1 million in 2002 to $8.8 million in 2003. A decrease of $0.1 million is attributable to Carrier Services and $0.2 is attributable to our RLEC business. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers, or IXCs, "take back" the billing function for their long distance customers. This trend is expected to continue.

  Operating Expenses of Continuing Operations

        Operating expenses.    Operating expenses from continuing operations decreased $0.5 million, or 1.0%, to $52.9 million in 2003 from $53.4 million in 2002. Expenses of our wholesale long distance company decreased $1.3 million as a result of lower minutes of use from our wholesale customers. This decrease was offset by increased RLEC expenses of $0.8 million. The year over year expense includes a $1.9 million bad debt expense recorded in the second quarter of 2002 when a carrier declared bankruptcy and a $0.6 million recovery of this write-off received during the first quarter of 2003. Operating expenses have increased due to higher consulting/contracted services and marketing expenses as we continue to change our culture to a more sales driven organization, and increased network operations expense associated with our broadband initiatives and participation in an intrastate fiber lease arrangement in Idaho.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $1.3 million to $24.2 million in 2003 from $22.9 million in 2002 and is attributable to the increased investment in our communications network by RLEC companies.

        Stock-based compensation.    For the six months ended June 30, 2002, there was a stock-based compensation income of $0.2 million related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements between certain members of our management and our principal stockholders. For the six months ended June 30, 2003, there were no stock-based compensation charges.

        Income from operations.    Income from continuing operations decreased $0.6 million to $36.0 million in 2003 from $36.6 million in 2002. Of this decrease, $0.2 million was attributable to our RLEC telephone companies and $0.4 million was attributable to our wholesale long distance company.

        Other income (expense).    Total other expense from continuing operations decreased $3.0 million to $36.2 million in 2003 from $39.2 million in 2002. The expense consists primarily of interest expense on long-term debt. Interest expense increased $4.5 million to $44.0 million in 2003 from $39.5 million in 2002, as a result of the March 2003 debt refinancing. For the six months ended June 30, 2002, we recorded non-cash impairment of investments of $5.6 million, which is associated with other than temporary declines in fair value of Choice One stock. There were no impairments recorded for the six months ended June 30, 2003. Earnings in equity investments increased $0.9 million to $4.5 million in 2003 from $3.6 million in 2002. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133, gain on the extinguishment of debt and write off of loan origination costs. In 2003, mark-to-market gains of $3.9 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market gains of $1.0 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income (expense) of $2.9 million in 2003 as compared to 2002. As a result of the issuance of $225.0 million in senior notes during the first quarter of 2003, we recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        Income tax expense.    Income tax expense from continuing operations decreased $0.1 million to $0.3 million in 2003 from $0.4 million in 2002. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our CLEC operations was $18.3 million for the six months ended June 30, 2002. There was no income from discontinued CLEC operations for the six months ended June 30, 2003. Net income from discontinued operations of our RLEC operations held-for-sale was $1.2 million for the six months ending June 30, 2003 and 2002.

        Net income (loss) attributed to common shareholders.    Our 2003 net loss attributable to common shareholders was $5.2 million after giving effect to $8.9 million in dividends and accretion related to the Series A Preferred Stock and the repurchase of Series A Preferred Stock at a discount of $2.9 million. Our net income attributable to common shareholders was $14.1 million for 2002 after giving effect to $2.5 million in dividends and accretion related to the Series A Preferred Stock. The differences between 2003 and 2002 are a result of the factors discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the six months ended June 30, 2003 and 2002, cash provided by operating activities of continuing operations was $19.9 million and $26.7 million, respectively.

        Net cash used in investing activities from continuing operations was $6.1 million and $4.8 million for the six months ended June 30, 2003 and 2002, respectively. These cash flows primarily reflect net capital expenditures of $10.2 million and $9.8 million for the six months ended June 30, 2003 and 2002, respectively. Offsetting capital expenditures were distributions from investments of $6.2 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively. Expenditures for the acquisition of telephone properties were $1.8 million for the six months ended June 30, 2003. This is attributable to payments made in advance of closing with respect to the Maine Acquisition.

        Net cash used in financing activities from continuing operations was $10.8 million and $11.6 million for the six months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003, net cash used in financing activities primarily represents net cash used for the repurchase of preferred and common stock. The proceeds from the March 6, 2003 refinancing were used primarily to pay long term debt and loan issuance costs. For the six months ended June 30, 2002, the cash used in financing activities was primarily for the net reduction of long term debt of $10.6 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $6.7 million and $10.2 million for the three months and six months ended June 30, 2003 and are expected to be approximately $30.0 million for the period from July 1, 2003 through June 30, 2004.

        Our credit facility was amended and restated on March 6, 2003. Our amended and restated credit facility consists of a $70.0 million ($60.0 million of which was committed as of March 6, 2003 and an additional $10.0 million of which was committed as of April 29, 2003) revolving facility and two term facilities, a tranche A term loan facility of $30.0 million that matures on March 31, 2007, and a tranche C term loan facility with $128.0 million principal amount outstanding as of June 30, 2003 that has a final maturity on March 31, 2007. All $30.0 million was drawn under the tranche A term loan facility on March 6, 2003. See "-Description of Certain Indebtedness."

        In 1998, the Company issued $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Both series of these notes mature on May 1, 2008. On March 6, 2003, the Company extinguished $9.8 million of the senior subordinated notes. In 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. These notes mature on May 10, 2010. On March 6, 2003, the Company extinguished $7.0 million of these notes. On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% senior notes. See "-Description of Certain Indebtedness."

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

        The Company is also obligated under certain leases of Carrier Services and would therefore be obligated to make certain lease and other payments if Carrier Services and/or certain sublessees default on their obligations. See "-Summary of Contractual Obligations."

        Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of June 30, 2003, approximately $214.0 million of the $263.0 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of June 30, 2003, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.0 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

        The Company anticipates using borrowing available under its $70.0 million revolving facility and the proceeds from the South Dakota Divestiture to fund the Maine Acquisition and/or the New York Acquisition.

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

          Tranche A term loan facility. A tranche A term loan facility of $30 million. As of June 30, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

          Tranche C term loan facility. As of June 30, 2003, approximately $127.5 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $1.0 million, $20.9 million,

  $20.0 million, $29.6 million and a final $56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

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

        The converted loans under the new Carrier Services amended and restated credit agreement consist of two term loan facilities: (i) tranche A loans in the aggregate principal amount of approximately $8.7 million and (ii) tranche B loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the tranche A loans must be paid in cash and interest on tranche B loans may be paid, at the option of Carrier Services, either in cash or in kind. For the six months ended June 30, 2003, $0.8 million in additional debt was issued to satisfy the accrued in kind interest on the tranche B loans. The principal of the tranche A loans is due at maturity and the principal of the tranche B loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on September 30, 2006; and (d) the remaining principal balance is due at maturity. On May 6, 2003, Carrier Services extinguished $2.2 million of the tranche A and tranche B loans.

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

        Voluntary prepayments of loans may be made under the Carrier Services amended and restated credit agreement at any time without premium or penalty. Carrier Services is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business. Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of June 30, 2003, approximately $214.0 million of the $263.0 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. As of June 30, 2003, the amount payable to Carrier Services under the tax sharing agreement was approximately $3.0 million. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

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

        The Series A Preferred Stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the

Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes issued in 2000 (which first anniversary will occur in May 2011), unless prohibited by its credit facility or by the indentures governing its senior subordinated notes, the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount. Certain holders of the Series A Preferred Stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for the period from March 6, 2003 to March 6, 2005.

        On March 6, 2003, Carrier Services entered into the First Amendment to the amended and restated credit facility, pursuant to which, among other things, THL Fund IV Bridge Corp. purchased the outstanding loans held by certain lenders and Carrier Services repaid, in full, the outstanding loans of $2.2 million of Wachovia Bank, National Association.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2003 and the periods in which payments are due:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Payments due by period (Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$13,024	$13,024	$—	$—	$—
Long-term debt	802,218	—	62,310	317,130	422,778
Redeemable preferred stock(1)	87,650	—	—	—	87,650
Operating leases(2)	16,176	3,686	5,984	4,279	2,227
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	2,136	1,000	1,136	—	—
Non-compete agreements	442	363	79	—	—
Minimum purchase contracts	2,344	148	2,196	—	—

Total contractual obligations	$932,435	$18,221	$71,705	$321,409	$521,100

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

(2)
Operating lease obligations represent $14.5 million associated with the discontinued operations discussed in note (4) to our condensed consolidated financial statements and are stated in this table at total contractual amounts. However, the Company intends to negotiate lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $1.7 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events.

        The following table discloses aggregate information about our commercial commitments as of June 30, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our condensed consolidated balance sheets.

	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Amount of Commitment Expiration Per Period (Dollars in thousands)
Other commercial commitments:
Financial guarantee	$1,806	$599	$1,207	$—	$—

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2003, the source of fair value of these instruments and their maturities.

	Total Fair Value	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Fair Value of Contracts at Period-End (Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$3,994	$3,994	$—	$—	$—

(1)
Fair value of interest rate swaps at June 30, 2003 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation Transition and Disclosure, an amendment of FASB Statement 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were required for fiscal years ending after December 15, 2002 and were included in the notes to the Company's 2002 consolidated financial statements. The required interim disclosure requirements are also included in our interim financial statements.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. The Company is currently evaluating the provisions of this SFAS to determine the impact on its financial statements. At a minimum, the company expects to reclassify Redeemable Preferred Stock from mezzanine equity to long term liabilities in the third quarter of 2003 and, as a result, dividends and accretion on Redeemable Preferred Stock will be shown as interest expense.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2003, we recorded our marketable available-for-sale equity securities at a fair value of $1.0 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

        We have limited our exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 89% of our debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $0.7 million for the six months ended June 30, 2003.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. Our liability for the fair value of these swaps was approximately $5.3 million at June 30, 2003. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) and internal control over financial reporting (as defined in Exchange Act rules 13a-15(f) and 15-d-15(f)).

        Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures and internal control over financial reporting (a) are effective to ensure that information required to be disclosed by the Company in this report has been timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures and internal control over financial reporting designed to ensure that information required to be disclosed by the Company in this report has been accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
2.1
Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., Carousel Capital Partners, L.P. and certain other signatories thereto.(1)
2.2
Stock Purchase Agreement dated as of April 18, 2003 and as amended June 20, 2003 by and among FairPoint, Community Service Communications, Inc., Community Service Telephone Co. and Commtel Communications, Inc.(11)
2.3
Stock Purchase Agreement dated as of May 9, 2003 by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.(10)
2.4	Agreement and Plan of Merger dated as of June 18, 2003 by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(11)
3.1	Seventh Amended and Restated Certificate of Incorporation of FairPoint.(8)
3.2	By-Laws of FairPoint.(3)
3.3	Certificate of Designation of Series A Preferred Stock of FairPoint.(8)
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
10.9	Amended and Restated Pledge Agreement dated as of November 9, 2000 by and among Carrier Services, the Guarantors, the Pledgors and First Union National Bank.(4)
10.10	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)
10.11	Amended and Restated Security Agreement dated as of November 9, 2000 by and among Carrier Services and First Union National Bank.(4)

10.12	Form of Carrier Services Tranche A Term Note.(8)
10.13	Form of Carrier Services Tranche B Term Note.(8)
10.14	Form of A Term Note.(9)
10.15	Form of C Term Note Floating Rate.(9)
10.16	Form of C Term Note Fixed Rate.(9)
10.17	Form of RF Note.(9)
10.18	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.19	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.20	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.21	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.22	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)
10.23	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.24	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.25	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.26	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)
10.27	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.28	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)
10.29	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.30	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.31	FairPoint 1995 Stock Option Plan.(3)
10.32	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.33	FairPoint 2000 Employee Stock Option Plan.(3)
10.34	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.35	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
21	Subsidiaries of FairPoint.(11)

31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*
Filed herewith.

†
Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

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

(10)
Incorporated by reference to the quarterly report of FairPoint for the period ended March 31, 2003, filed on Form 10-Q.

(11)
Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of July 22, 2003.

  (b) Reports on Form 8-K

        On April 22, 2003, the Company filed a Current Report on Form 8-K reporting that on April 18, 2003, the Company executed an agreement with CSC to acquire CST and CCI, wholly owned subsidiaries of CSC, for approximately $31.15 million in cash.

        On May 13, 2003, the Company filed a Current Report on Form 8-K announcing operating results for the quarter ended March 31, 2003. The disclosure included the Company's Consolidated and Rural Local Exchange Financial Information for the three months ended March 31, 2003 and 2002, the Company's Sequential Financial Information for the quarters ending March 31, 2003, December 31, September 30, June 30 and March 31, 2002, the Company's EBITDA Reconciliation for the three months ended March 31, 2003 and 2002, the Company's Sequential QTR/QTR Free Cash Flow, the Company and its subsidiaries Condensed Consolidated Balance Sheets, the Company and its subsidiaries Condensed Consolidated Statements of Operations (unaudited) and the Company and its subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited).

        On May 19, 2003, the Company filed a Current Report on Form 8-K reporting that MJD Services executed a definitive stock purchase agreement with Golden West Telephone Properties, Inc., a wholly owned subsidiary of Golden West Telecommunications Cooperative, to sell several South Dakota rural local exchange companies.

        On June 4, 2003, the Company filed a Current Report on Form 8-K reporting that on June 4, 2003, Walter E. Leach, Jr. and Timothy W. Henry, officers of the Company, participated in a high yield conference sponsored by Bear Stearns.

        On June 20, 2003, the Company filed a Current Report on Form 8-K reporting that the Company and Berkshire executed a definitive agreement whereby FairPoint Berkshire would be merged into Berkshire.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: August 12, 2003	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Senior Vice President and Chief Financial Officer

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2003 INDEX
PART I. FINANCIAL INFORMATION
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II. OTHER INFORMATION
SIGNATURES