Form 10-Q
period 2003-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2003-11-06
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003.
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

        As of November 6, 2003, the registrant had outstanding 45,773,784 shares of Class A common stock and 4,269,440 shares of Class C common stock. There is no public market for the registrant's Class A common stock or Class C common stock.

FAIRPOINT COMMUNICATIONS, INC.
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2003
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$33,082	5,394
Accounts receivable, net	27,000	25,024
Other	7,677	5,463
Assets of discontinued operations	663	806
Assets held for sale	—	16,647

Total current assets	68,422	53,334

Property, plant, and equipment, net	255,663	271,690

Other assets:
Investments	42,756	43,627
Goodwill, net of accumulated amortization	443,781	443,781
Deferred charges and other assets	23,432	16,821

Total other assets	509,969	504,229

Total assets	$834,054	829,253

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$13,947	20,664
Current portion of long-term debt and other long-term liabilities	17,655	6,240
Demand notes payable	409	427
Accrued interest payable	20,807	10,501
Other accrued liabilities	18,857	21,208
Liabilities of discontinued operations	3,759	5,065
Liabilities held for sale	—	639

Total current liabilities	75,434	64,744

Long-term liabilities:
Long-term debt, net of current portion	794,031	798,486
Preferred shares subject to mandatory redemption (note 3)	92,089	—
Liabilities of discontinued operations	4,425	5,265
Deferred credits and other long-term liabilities	11,846	13,449

Total long-term liabilities	902,391	817,200

Commitments and contingencies
Minority interest	16	16

Common stock subject to put options	2,136	3,136

Redeemable preferred stock (note 3)	—	90,307

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	198,050	206,942
Accumulated other comprehensive gain (loss)	9	(1,132)
Accumulated deficit	(344,481)	(352,459)

Total stockholders' deficit	(145,923)	(146,150)

Total liabilities and stockholders' deficit	$834,054	829,253

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$58,566	57,778	171,663	170,504

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	28,754	26,030	81,624	79,417
Depreciation and amortization	11,984	11,596	36,181	34,511
Stock-based compensation	—	—	—	(197)

Total operating expenses	40,738	37,626	117,805	113,731

Income from operations	17,828	20,152	53,858	56,773

Other income (expense):
Net gain (loss) on sale of investments and other assets	486	(395)	595	(90)
Interest and dividend income	535	356	1,264	1,447
Interest expense	(27,571)	(20,303)	(71,574)	(59,775)
Impairment on investments	—	(1,820)	—	(7,441)
Equity in net earnings of investees	2,722	1,972	7,235	5,540
Other nonoperating, net	1,773	(1,334)	4,220	(369)

Total other expense	(22,055)	(21,524)	(58,260)	(60,688)

Loss from continuing operations before income taxes	(4,227)	(1,372)	(4,402)	(3,915)
Income tax benefit (expense)	18	(70)	(250)	(425)
Minority interest in income of subsidiaries	—	—	(1)	(1)

Loss from continuing operations	(4,209)	(1,442)	(4,653)	(4,341)

Discontinued operations:
Income from discontinued operations	695	2,375	1,929	21,858
Gain on disposal of assets of discontinued operations	7,797	—	7,797	—

Income from discontinued operations	8,492	2,375	9,726	21,858

Net income	4,283	933	5,073	17,517
Redeemable preferred stock dividends and accretion (note 3)	—	(4,589)	(8,892)	(7,116)
Gain on repurchase of redeemable preferred stock	—	—	2,905	—

Net income (loss) attributed to common shareholders	$4,283	(3,656)	(914)	10,401

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2003		2002		2003		2002
	(Dollars in thousands)
Net income		$4,283		933		5,073		17,517

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$(201)		(1,947)		289		(7,756)
Less reclassification for (gain) loss included in net income	(46)		308		(114)		(7)
Reclassification for other than temporary loss included in net income	—	(247)	1,820	181	—	175	7,441	(322)

Cash flow hedges:
Reclassification adjustment		227		355		852		1,082

Other comprehensive income (loss)		(20)		536		1,027		760

Comprehensive income		$4,263		1,469		6,100		18,277

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,073	17,517

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(9,726)	(21,858)
Dividends and accretion on shares subject to mandatory redemption	4,440	—
Amortization of debt issue costs	3,118	2,551
Depreciation and amortization	36,181	34,511
Gain on early retirement of debt	(3,466)	—
Write-off of debt issue costs	4,967	—
Income from equity method investments	(7,235)	(5,540)
Other non cash items	(6,518)	5,566
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(4,044)	5,794
Accounts payable and accrued expenses	8,087	11,509
Income taxes	(6,760)	180
Other assets/liabilities	(459)	220

Total adjustments	18,585	32,933

Net cash provided by operating activities of continuing operations	23,658	50,450

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties	(1,795)	—
Net capital additions	(19,270)	(19,263)
Distributions from investments	8,650	7,094
Net proceeds from sales of investments and other assets	2,101	448
Other, net	(846)	(1,055)

Net cash used in investing activities of continuing operations	(11,160)	(12,776)

Cash flows from financing activities of continuing operations:
Debt issue costs	(15,077)	(42)
Proceeds from issuance of long-term debt	295,180	78,070
Repayments of long-term debt	(285,581)	(102,892)
Repurchase of preferred and common stock	(9,645)	(1,002)

Net cash used in financing activities of continuing operations	(15,123)	(25,866)

Net cash contributed to (from) continuing operations (from) to discontinued operations	30,313	(9,348)

Net increase in cash	27,688	2,460
Cash, beginning of period	5,394	2,919

Cash, end of period	$33,082	5,379

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in kind	$12,253	6,509

Gain on repurchase of redeemable preferred stock	$2,905	—

Accretion of redeemable preferred stock	$1,079	607

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$1,188	487

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries (the "Company") as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2002 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2002 Annual Report on Form 10-K. Certain amounts from 2002 have been reclassified to conform to the current period presentation.

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

        Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$4,283	933	5,073	17,517
Stock-based compensation expense included in reported net income	—	—	—	(197)
Stock-based compensation determined under fair value based method	(146)	(170)	(473)	(1,217)

Pro forma net income	$4,137	763	4,600	16,103

(3) Adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity"

        The Company prospectively adopted SFAS 150, effective July 1, 2003. The SFAS 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented.

        SFAS 150 requires the Company to classify as a long-term liability its Series A Preferred Stock and to reclassify dividends and accretion from the Series A Preferred Stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the Condensed

Consolidated Balance Sheet as of September 30, 2003 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

        The Series A Preferred Stock was issued to certain lenders in connection with FairPoint Carrier Services, Inc.'s (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")) debt restructuring and is nonvoting, except as required by applicable law, and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Certain holders of the Series A Preferred Stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for the period from March 6, 2003 to March 6, 2005. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon ("the Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes issued in 2000 (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its senior subordinated notes.

        The initial carrying amount of the Series A Preferred Stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($93.9 million) on the mandatory redemption date (May 2011). For the three months ended September 30, 2003, the Series A Preferred Stock has been increased by $0.3 million to reflect the periodic accretions. The carrying amount of the Series A Preferred Stock has been further increased by $4.1 million in connection with dividends paid in-kind on the outstanding shares of the Series A Preferred Stock for the three months ended September 30, 2003. These amounts are included in pre-tax income for the three month period ended September 30, 2003.

(4) Pending Acquisitions

        The Company executed a definitive stock purchase agreement dated April 18, 2003, as amended June 20, 2003, with Community Service Communications, Inc. ("CSC"), Community Service Telephone Co. ("CST") and Commtel Communications, Inc. ("CCI") to acquire all of the capital stock of CST and CCI, wholly-owned subsidiaries of CSC, for an approximate purchase price of $31.2 million, subject to adjustment. The purchase rights were assigned to MJD Ventures, Inc. ("MJD Ventures"), one of the Company's subsidiaries, as of June 26, 2003. This acquisition is expected to close on December 1, 2003. The purchase of CST and CCI is referred to herein as the Maine Acquisition.

        On June 18, 2003, the Company, MJD Ventures and FairPoint Berkshire Corporation ("FairPoint Berkshire") executed an agreement and plan of merger with Berkshire Telephone Corporation ("Berkshire") to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services. Berkshire communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2004, pending regulatory approval. The merger of FairPoint Berkshire with Berkshire is referred to herein as the New York Acquisition.

(5) Discontinued Operations and Restructure Charges

        Competitive Communications Business Operations.    In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly-owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these operating results are presented as discontinued operations.

        Assets and liabilities of discontinued competitive communications operations as of September 30, 2003 and December 31, 2002 follow:

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
Cash	$43	25
Accounts receivable	620	781

Current assets of discontinued operations	$663	806

Accounts payable	$—	(35)
Accrued liabilities	(2,103)	(2,743)
Restructuring accrual	(1,343)	(1,968)
Accrued property taxes	(313)	(319)

Current liabilities of discontinued operations	$(3,759)	(5,065)

Restructuring accrual	$(4,381)	(5,214)
Other liabilities	(44)	(51)

Long-term liabilities of discontinued operations	$(4,425)	(5,265)

        The Company recorded income from CLEC discontinued operations of $18.3 million during the nine months ended September 30, 2002, primarily related to the settlement and refinancing of Carrier Services' debt.

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at September 30, 2003 was $5.7 million, and is primarily associated with remaining equipment and lease obligations. The restructure accrual was reduced by $0.5 million due to lease settlements and this amount was reclassified to accrued liabilities to cover expected sales tax obligations during the period ended

September 30, 2003. The remaining change in the restructuring accrual from December 31, 2002 to September 30, 2003 was comprised of payments towards the lease obligations.

        Rural Local Exchange Carrier Operations.    On September 30, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. ("Golden West"). The sale was completed in accordance with the terms of the Purchase Agreement, dated as of May 9, 2003 (the "Purchase Agreement"), between MJD Services and Golden West. MJD Services received $24,204,000 in cash at closing, subject to certain post-closing purchase price adjustments and escrow obligations as set forth in the Purchase Agreement. The South Dakota properties were geographically isolated from other FairPoint properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture will be used to fund the Maine Acquisition. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. This divestiture is referred to herein as the South Dakota Divestiture.

        Income from the South Dakota Divestiture operations consists of the following (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$1,452	1,361	4,028	3,964

Income from discontinued operations	$695	649	1,929	1,824

        Assets and liabilities of the South Dakota Divestiture as of December 31, 2002 follow (unaudited):

December 31, 2002
(Unaudited) (Dollars in thousands)
Cash	$178
Accounts receivable	430
Property, plant and equipment, net	5,027
Investments	395
Goodwill, net of accumulated amortization	10,526
Other	91

Current assets held for sale	$16,647

Accounts payable	$342
Accrued liabilities	297

Current liabilities held for sale	$639

        The Company recorded a gain on disposal of the South Dakota companies of $7.8 million during the third quarter of 2003.

(6) Interest Rate Swap Agreements

        The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding and forecasted debt obligations.

        The Company uses variable and fixed-rate debt to finance its operations. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. As of September 30, 2003, the Company has six interest rate swap agreements with a combined notional amount of $150.0 million with expiration dates ranging from November 2003 through May 2004.

        The change in the fair value of the interest rate swap agreements is recorded in the statement of operations as other nonoperating income/expense because the Company's interest rate swap agreements are not considered effective accounting hedges. Other nonoperating income increased by approximately $2.0 million for the three months ended September 30, 2003 to reflect the change in the fair value of the interest rate swaps. Other nonoperating expense increased $1.0 million for the three months ended September 30, 2002 to reflect the change in the fair value of the interest rate swaps. Other nonoperating income increased by approximately $6.6 million for the nine months ended September 30, 2003 and $0.7 million for the nine months ended September 30, 2002 to reflect the change in the fair value of the interest rate swaps. In addition, approximately $0.2 million and $0.9 million has been reclassified as other nonoperating expense from the transition adjustment recorded in accumulated other comprehensive income during the three month and nine month periods ended September 30, 2003, respectively, and approximately $0.4 million and $1.1 million for the three month and nine month periods ended September 30, 2002, respectively.

(7) Investments

        The Company has a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows:

	June 30, 2003	March 31, 2003
	(Dollars in thousands)
Current assets	$8,619	28,294
Property, plant and equipment, net	32,307	31,568
Deferred charges and other assets	2	2

Total assets	$40,928	59,864

Current liabilities	$441	448
Partners' capital	40,487	59,416

	$40,928	59,864

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Revenues	$36,286	27,285	100,454	74,310
Operating income	30,773	22,470	84,340	62,677
Net income	31,071	22,876	85,697	63,579

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

(8) Long Term Debt

        On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% Senior Notes due 2010. Interest is payable on the senior notes at the rate of 11 7/8% per annum on each March 1 and September 1. The senior notes mature on March 1, 2010.

        In connection with the issuance of the senior notes, the Company entered into an amended and restated credit agreement, dated as of March 6, 2003, among the Company, Bank of America, N.A., as syndication agent, Wachovia Bank, N.A., as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and various lending institutions. The amended and restated credit agreement provides for: (i) a new $70.0 million revolving credit facility which matures on March 31, 2007 (loans under the revolving credit facility bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%) and (ii) a new term loan A facility of $30 million which matures on March 31, 2007 (loans under the term loan A facility bear interest per annum at either a base rate plus 3.00% or

LIBOR plus 4.00%). The new term loan A facility was drawn in full on March 6, 2003. In addition, mandatory payments under the term loan C facility were rescheduled to be $2.0 million, $20.9 million, $20.0 million, $29.6 million and a final $56.0 million in 2003, 2004, 2005, 2006 and on March 31, 2007, respectively, and the interest rate per annum on loans under the term loan C facility was increased to a base rate plus 3.50% or LIBOR plus 4.50%.

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

        The Company may obtain letters of credit under its revolving credit facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving credit facility. As of September 30, 2003, a $1.0 million letter of credit had been issued.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2003 are as follows (dollars in thousands):

Year ending September 30,
2004	$17,510
2005	32,089
2006	35,060
2007	112,048
2008	192,672
Thereafter	422,162

$811,541

(9) Related Party Transactions

        On July 31, 2003, the Company loaned $990,980 to two employees that are the former owners of Fremont Telcom Co. These loans mature on January 2, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries (collectively, the "Company", "FairPoint", "we", "us" or "our"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10-K.

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

Overview

        We are a leading provider of telecommunications services in rural communities, offering an array of services including local voice, long distance, data and Internet primarily to residential customers. According to an industry source, we believe that we are the 16th largest local telephone company in the United States, with approximately 248,600 access line equivalents (voice access lines of 236,300 plus DSL served over those lines of 12,300) in service as of September 30, 2003.

        We were incorporated in February 1991 for the purpose of acquiring and operating telephone companies in rural markets. Since our inception, we have acquired 29 such businesses, which were located in 18 states. After completing the South Dakota Divestiture, we continue to operate 25 RLEC businesses in 17 states. All of our telephone company subsidiaries qualify as rural local exchange carriers, or RLECs, under the Telecommunications Act of 1996. RLECs are generally characterized by stable operating results and strong cash flow margins and operate in generally supportive regulatory environments. In particular, pursuant to existing state and federal regulations, we are able to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by the relevant regulatory authorities). In addition, because RLECs primarily serve sparsely populated rural areas and small towns, competition is typically limited due to the generally unfavorable economics of constructing and operating competitive systems in such areas and difficulties inherent in reselling such services to a predominantly residential customer base.

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

        The following summarizes our percentage of revenues from continuing operations from these sources:

	Revenue				% of Revenue
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
Revenue Source
	2003	2002	2003	2002	2003	2002	2003	2002
	(in thousands)
Local calling services	$14,311	$13,740	$41,735	$40,427	24%	24%	24%	24%
USF-high cost loop support	4,394	5,964	14,260	16,168	8%	10%	8%	9%
Interstate access revenue	17,194	16,105	49,037	47,102	29%	28%	29%	28%
Intrastate access revenue	10,959	11,004	32,625	32,914	19%	19%	19%	19%
Long distance services	4,052	3,949	11,673	13,074	7%	7%	7%	8%
Data and Internet services	3,344	2,597	9,585	7,460	6%	4%	6%	4%
Other services	4,312	4,419	12,748	13,359	7%	8%	7%	8%

Operating Expenses

        Our operating expenses are categorized as operating expenses, depreciation and amortization, and stock-based compensation.

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

Acquisitions

  •
  The Company executed a definitive stock purchase agreement dated April 18, 2003, as amended June 20, 2003, with CSC, CST and CCI to acquire all of the capital stock of CST and CCI, wholly-owned subsidiaries of CSC, for an approximate purchase price of $31.2 million, subject to adjustment. The purchase rights were assigned to MJD Ventures, one of the Company's subsidiaries, as of June 26, 2003. CST serves approximately 12,600 voice access lines in central Maine. This acquisition is expected to close on December 1, 2003.

  •
  On June 18, 2003, the Company, MJD Ventures and FairPoint Berkshire executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 6,700 access lines serving five communities in New York State. Berkshire communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2004, pending regulatory approval.

  •
  During 2002, we made no acquisitions.

Discontinued Operations

        In November 2001, we decided to discontinue the competitive local exchange carrier, or CLEC, operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' CLEC operations.

        Carrier Services will continue to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies and their affiliates. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

        On September 30, 2003, MJD Services, a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West. The sale was completed in accordance with the terms of the Purchase Agreement. MJD Services received $24,204,000 in cash at closing, subject to certain post-closing purchase price adjustments and escrow obligations as set forth in the Purchase Agreement. The companies sold to Golden West served approximately 4,150 voice access lines located in South Dakota. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.8 million during the third quarter of 2003.

Results of Operations

Three Month Period Ended September 30, 2003 Compared with Three Month Period Ended September 30, 2002

        Revenues from Continuing Operations.    Revenues from continuing operations increased $0.8 million to $58.6 million in 2003 compared to $57.8 million in 2002. The increase in revenues was attributable to revenues from our RLECs, as revenue from Carrier Services was unchanged from the same period last year. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues of our RLECs increased $0.6 million from $13.7 million to $14.3 million due to increases in local calling features and local interconnection revenues, despite flat access line growth.

        USF high cost loop.    USF high cost loop receipts of our RLECs decreased $1.6 million to $4.4 million in 2003 from $6.0 million in 2002. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop. The historical expenses occur two years prior to the receipt of the USF revenues. Historical expenses related to a performance share plan paid in 2000 by an acquired company resulted in USF receipts in 2002 which did not recur in 2003. In addition to this decrease, the USF receipts have declined due to increases in the national average cost per loop.

        Interstate access.    Interstate access revenues of our RLECs increased $1.1 million to $17.2 million in 2003 from $16.1 million in 2002, due to operating expense increases that resulted in higher interstate revenue requirements.

        Intrastate access.    Intrastate access revenues of our RLECs were $11.0 million in both 2003 and 2002.

        Long distance services.    Long distance services revenues increased $0.1 million from $3.9 million in 2002 to $4.0 million in 2003. The increase of $0.1 million is attributed to an increase in long distance operations from our RLEC businesses.

        Data and Internet services.    Data and Internet services revenues increased $0.7 million from $2.6 million in 2002 to $3.3 million in 2003 as a result of increased subscriptions by the customers of our RLEC businesses.

        Other services.    Other revenues decreased by $0.1 million from $4.4 million in 2002 to $4.3 million in 2003.

  Operating Expenses of Continuing Operations

        Operating expenses.    Operating expenses from continuing operations increased $2.7 million from $26.0 million in 2002 to $28.7 million in 2003. RLEC expenses increased $2.4 million. The increase is due to accruals for year end bonuses in 2003. In addition, network operations expense associated with our participation in an intrastate fiber lease arrangement in Idaho and transport and network costs associated with our broadband initiatives have increased from the prior year. These expenses are recurring in nature, but will not increase as significantly as they have during 2003. Contributions to the USF have increased due to the contribution factor increase in 2003. These expenses are directly assigned to our interstate revenue requirement and are fully recovered via our interstate revenues. Expenses of our wholesale long distance company increased $0.3 million as a result of increased rates from an interexchange carrier.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $0.4 million to $12.0 million in 2003 from $11.6 million in 2002 and is attributable to the increased investment in our communications network by our RLEC telephone companies.

        Stock-based compensation.    For the three months ended June 30, 2003 and 2002, there were no stock-based compensation charges.

        Income from operations.    Income from continuing operations decreased $2.4 million to $17.8 million in 2003 from $20.2 million in 2002, most of which is attributable to increases in our operating expenses.

        Other income (expense).    Total other expense from continuing operations increased $0.6 million to $22.1 million in 2003 from $21.5 million in 2002. The expense consists primarily of interest expense on long-term debt. Interest expense increased $7.3 million to $27.6 million in 2003 from $20.3 million in 2002, as a result of the March 2003 debt refinancing and the Company's early adoption of SFAS 150, as of July 1, 2003, which resulted in the Company recording $4.4 million in interest expense related to dividends and accretion on preferred shares subject to mandatory redemption. For the three months ended September 30, 2002, we recorded non-cash impairment of investments of $1.8 million, which is associated with other than temporary declines in fair value of Choice One Communications Inc. stock. There were no similar impairment losses recorded for the three months ended September 30, 2003. Earnings in equity investments increased $0.7 million to $2.7 million in 2003 from $2.0 million in 2002. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133. In 2003, mark-to-market gains of $1.8 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market losses of $0.4 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income of $2.2 million in 2003 as compared to 2002.

        Income tax expense.    Income tax expense from continuing operations decreased $0.1 million in 2003 due to recording a state investment tax credit from the 2002 tax return. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our CLEC operations was $1.7 million for the three months ended September 30, 2002. There was no income from discontinued CLEC operations for the three months ended September 30, 2003. Net income from discontinued operations of our RLEC companies sold in the South Dakota Divestiture was $0.7 million for each of the three months ended September 30, 2003 and 2002. The Company recorded a gain on disposal of the South Dakota companies of $7.8 million during the third quarter of 2003.

        Net income (loss) attributed to common shareholders.    Our net loss attributable to common shareholders for the third quarter of 2003 was $4.3 million. Our net loss attributable to common shareholders was $3.7 million for the third quarter of 2002 after giving effect to $4.6 million in dividends and accretion related to the Series A Preferred Stock. As a result of the adoption of SFAS 150, the dividends and accretion related to these instruments is included as a reduction of net income for the third quarter of 2003. The differences between the 2003 and 2002 net income (loss) are a result of the factors discussed above.

Nine Month Period Ended September 30, 2003 Compared with Nine Month Period Ended September 30, 2002

        Revenues from Continuing Operations.    Revenues from continuing operations increased $1.2 million to $171.7 million in 2003 compared to $170.5 million in 2002. Revenue from our RLEC's increased $2.9 million and was offset by a decrease in revenues of $1.7 million from our wholesale long distance company. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues of our RLECs increased $1.3 million from $40.4 million to $41.7 million due to increases in local calling features and local interconnection revenues, despite flat access line growth.

        USF high cost loop.    USF high cost loop receipts of our RLECs decreased $1.9 million to $14.3 million in 2003 from $16.2 million in 2002. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop. The historical expenses occur two years prior to the receipt of the USF revenues. Historical expenses related to a performance share plan paid in 2000 by an acquired company resulted in USF receipts in 2002 which did not recur in 2003. In addition to this decrease, the USF receipts have declined due to increases in the national average cost per loop.

        Interstate access.    Interstate access revenues of our RLECs increased $1.9 million to $49.0 million in 2003 from $47.1 million in 2002, due to operating expense increases that resulted in higher interstate revenue requirements.

        Intrastate access.    Intrastate access revenues of our RLECs decreased $0.3 million from $32.9 million in 2002 to $32.6 million in 2003. The decrease was mainly due to state support reductions, losses from bill and keep toll as customers pick an intrastate service provider for their long distance services instead of defaulting to the local LEC and intrastate pool under-earnings. We continue to expect downward pressure on our intrastate access revenues. To the extent these pressures reduce our earnings levels below authorized rates of return, our companies are allowed to file and seek approval from the state public utility commissions for recovery of these reductions through increases in local rates and, where they exist, state universal service funds.

        Long distance services.    Long distance services revenues decreased $1.4 million from $13.1 million in 2002 to $11.7 million in 2003. A decrease of $1.6 million was attributed to a reduction in Carrier Services long distance wholesale operations, which was offset by a $0.2 million increase in revenues of our RLECs. Wholesale customers were lost in the 2nd quarter of 2002 after one of our underlying wholesale carriers declared bankruptcy.

        Data and Internet services.    Data and Internet services revenues increased $2.1 million from $7.5 million in 2002 to $9.6 million in 2003 as a result of increased subscriptions by our customers of our RLEC businesses.

        Other services.    Other revenues decreased by $0.7 million from $13.4 million in 2002 to $12.7 million in 2003. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers "take back" the billing function for their long distance customers. This trend is expected to continue.

  Operating Expenses of Continuing Operations

        Operating expenses.    Operating expenses from continuing operations increased $2.2 million, or 2.8%, to $81.6 million in 2003 from $79.4 million in 2002. Expenses of our wholesale long distance company decreased $1.0 million as a result of lower minutes of use from our wholesale customers. This decrease was offset by increased RLEC expenses of $3.2 million. The year over year expense comparison includes a $1.9 million bad debt expense recorded in the second quarter of 2002 when a carrier declared bankruptcy and a $0.6 million recovery of this write-off received during the first quarter of 2003. The year over year increase is due to accruals for year end bonuses in 2003. In addition, network operations expense associated with our participation in an intrastate fiber lease arrangement in Idaho and transport and network costs associated with our broadband initiatives have increased from the prior year. These expenses are recurring in nature, but will not increase as significantly as they have during 2003. Contributions to the USF have also increased as the contribution factor increased in 2003. These expenses are directly assigned to our interstate revenue requirement and are fully recovered via our interstate revenues. Marketing and promotion expenses increased due to higher levels of activity related to the promotion of custom calling features, data service and other performance products.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $1.7 million to $36.2 million in 2003 from $34.5 million in 2002 and is attributable to the increased investment in our communications network by our RLEC companies.

        Stock-based compensation.    For the nine months ended September 30, 2002, there was stock-based compensation income of $0.2 million related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements between certain members of our management and our principal stockholders. For the nine months ended September 30, 2003, there were no stock-based compensation charges.

        Income from operations.    Income from continuing operations decreased $2.9 million to $53.9 million in 2003 from $56.8 million in 2002. Of this decrease, $2.2 million was attributable to operating expenses of our RLEC telephone companies and $0.7 million was attributable to our wholesale long distance company.

        Other income (expense).    Total other expense from continuing operations decreased $2.4 million to $58.3 million in 2003 from $60.7 million in 2002. The expense consists primarily of interest expense on long-term debt. Interest expense increased $11.8 million to $71.6 million in 2003 from $59.8 million in 2002, as a result of the March 2003 debt refinancing and the Company's early adoption of SFAS 150, as of July 1, 2003, which resulted in the Company recording $4.4 million in interest expense related to dividends and accretion on preferred shares subject to mandatory redemption. For the nine months ended September 30, 2002, we recorded non-cash impairment losses of investments of $7.4 million, which is associated with other than temporary declines in fair value of Choice One Communications Inc. stock. There were no similar impairment losses recorded for the nine months ended September 30, 2003. Earnings in equity investments increased $1.7 million to $7.2 million in 2003 from $5.5 million in 2002. Other nonoperating income (expense) includes mark-to-market adjustments for interest rate swaps that do not qualify as accounting hedges under SFAS No. 133, gain on the extinguishment of debt and write off of loan origination costs. In 2003, mark-to-market gains of $5.7 million were accrued to record the Company's estimated liability value for the swaps as compared to mark-to-market losses of $0.4 million in 2002. These noncash adjustments to the fair value of the swaps resulted in an increase in nonoperating income (expense) of $6.1 million in 2003 as compared to 2002. As a result of the issuance of $225.0 million in senior notes during the first quarter of 2003, we recorded $2.8 million and $0.7 million non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        Income tax expense.    Income tax expense from continuing operations decreased $0.2 million to $0.2 million in 2003 from $0.4 million in 2002. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our CLEC operations was $21.2 million for the nine months ended September 30, 2002. There was no income from discontinued CLEC operations for the nine months ended September 30, 2003. Net income from discontinued operations of our RLEC companies sold in the South Dakota Divestiture was $1.9 million for the nine months ended September 30, 2003 and 2002. The Company recorded a gain on disposal of the South Dakota companies of $7.8 million during the nine months ended September 30, 2003.

        Net income (loss) attributed to common shareholders.    Our net loss attributable to common shareholders for the nine months ended September 30, 2003 was $0.9 million after giving effect to $8.9 million in dividends and accretion related to the Series A Preferred Stock and the repurchase of Series A Preferred Stock at a discount of $2.9 million. Additionally, as a result of the adoption of SFAS 150, the dividends and accretion for the third quarter of 2003 ($4.4 million) related to these instruments is included as a reduction of net income for the third quarter of 2003. Our net income attributable to common shareholders was $10.4 million for the nine months ended September 30, 2002 after giving effect to $7.1 million in dividends and accretion related to the Series A Preferred Stock. The differences between the 2003 and 2002 net income (loss) are a result of the factors that have been discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility and proceeds from the South Dakota Divestiture, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the nine months ended September 30, 2003 and 2002, cash provided by operating activities of continuing operations was $23.7 million and $50.5 million, respectively.

        Net cash used in investing activities from continuing operations was $11.2 million and $12.8 million for the nine months ended September 30, 2003 and 2002, respectively. These cash flows primarily reflect net capital expenditures of $19.3 million for both the nine months ended September 30, 2003 and 2002. Offsetting capital expenditures were distributions from investments of $8.6 million and $7.1 million for the nine months ended September 30, 2003 and 2002, respectively. Expenditures for the acquisition of telephone properties were $1.8 million for the nine months ended September 30, 2003. This is attributable to payments made in advance of closing with respect to the Maine Acquisition.

        Net cash used in financing activities from continuing operations was $15.1 million and $25.9 million for the nine months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003, net cash used in financing activities primarily represented net cash used for the repurchase of preferred and common stock. The proceeds from the March 6, 2003 refinancing were used primarily to pay long-term debt, repurchase Series A Preferred Stock and pay loan issuance costs. For the nine months ended September 30, 2002, the cash used in financing activities was primarily for the net reduction of long-term debt of $24.8 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $9.1 million and $19.3 million for the three months and nine months ended September 30, 2003 and are expected to be approximately $33.0 million for the period from October 1, 2003 through September 30, 2004.

        Our credit facility was amended and restated on March 6, 2003. Our amended and restated credit facility consists of a $70.0 million revolving facility and two term facilities, a tranche A term loan facility of $30.0 million that matures on March 31, 2007, and a tranche C term loan facility with $85.0 million principal amount outstanding as of September 30, 2003 that has a final maturity on March 31, 2007. All $30.0 million was drawn under the tranche A term loan facility on March 6, 2003. See "-Description of Certain Indebtedness."

        In 1998, the Company issued $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes and $75.0 million aggregate principal amount of floating rate notes. Both series of these notes mature on May 1, 2008. On March 6, 2003, the Company repurchased $9.8 million of the senior subordinated notes. In 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes. These notes mature on May 10, 2010. On March 6, 2003, the

Company repurchased $7.0 million of these notes. On March 6, 2003, the Company issued $225.0 million aggregate principal amount of 11 1/8% senior notes. See "-Description of Certain Indebtedness."

        Carrier Services has completed the cessation of its competitive communications business operations. Carrier Services' cash flow requirements include general corporate expenditures, expenses related to discontinued operations and debt service. We expect Carrier Services' cash flow requirements, other than debt amortization, will be funded primarily from cash flows from its operations. Our amended and restated credit facility and the indentures governing our senior subordinated notes and senior notes contain certain restrictions on our ability to make investments in Carrier Services. In the event Carrier Services is unable to make a scheduled amortization payment or to pay any amount due at maturity under the Carrier Services credit facility, the lenders' sole remedy will be to convert their debt under the Carrier Services credit facility into shares of the Company's Series A Preferred Stock.

        The Company is also obligated under certain leases of Carrier Services and would therefore be obligated to make certain lease and other payments if Carrier Services and/or certain sublessees default on their obligations. See "-Summary of Contractual Obligations."

        Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of September 30, 2003, approximately $210.7 million of the $244.8 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. The Company paid to Carrier Services approximately $3.0 million during 2003 as reimbursement for the Company's 2002 tax benefit. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

        The Company anticipates using borrowing available under its revolving credit facility and the proceeds from the South Dakota Divestiture to fund the Maine Acquisition and the New York Acquisition.

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

        Our Credit Facility.    We are a party to a credit facility with various lenders, Wachovia Bank, National Association, as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and Bank of America, N.A., as syndication agent. The credit facility was amended and restated as part of a refinancing completed on March 6, 2003. Our amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. Our credit facility consists of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $158.0 million and a revolving credit facility in an aggregate principal amount of $70.0 million. All of our obligations under our credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our mid-tier subsidiaries. Outstanding debt under our credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

        Our amended and restated credit agreement is comprised of the following facilities:

          Revolving loan facility. A revolving loan facility of $70 million. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

          Tranche A term loan facility. A tranche A term loan facility of $30 million. As of September 30, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

          Tranche C term loan facility. As of September 30, 2003, approximately $127.0 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $0.5 million, $20.9 million, $20.0 million, $29.6 million and a final $56.0 million in the fourth quarter of 2003, year of 2004, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

Covenants and Events of Default

        Our amended and restated credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default. Our amended and restated credit facility limits our ability to make investments in Carrier Services and its subsidiaries.

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

        Senior Subordinated Notes and Floating Rate Notes issued in 1998.    The Company issued $125.0 million of senior subordinated notes and $75.0 million of floating rate notes in 1998. The senior subordinated notes bear interest at the rate of 9 1/2% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually. On March 6, 2003, the Company repurchased $9.8 million of the senior subordinated notes.

        The senior subordinated notes and floating rate notes mature on May 1, 2008. The Company may redeem the senior subordinated notes and the floating rate notes at any time, in each case, at the redemption prices stated in the indenture under which those notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding senior subordinated notes and floating rate notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date or repurchase.

        The subordinated notes and floating rate notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our amended and restated credit facility.

        The indenture governing the Company's senior subordinated notes and floating rate notes contains certain customary covenants and events of default. In particular, since Carrier Services and its subsidiaries are treated as unrestricted subsidiaries under such indenture, our ability to make investments in Carrier Services and its subsidiaries is limited by the restrictive payments covenant in such indenture.

        Senior Subordinated Notes issued in 2000.    The Company issued $200.0 million of senior subordinated notes in 2000. The senior subordinated notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears. On March 6, 2003, the Company repurchased $7.0 million of these notes.

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

        The indenture governing the senior subordinated notes contains certain customary covenants and events of default. In particular, since Carrier Services and its subsidiaries are treated as unrestricted subsidiaries under such indenture, our ability to make investments in Carrier Services and its subsidiaries is limited by the restrictive payments covenant in such indenture.

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

        The converted loans under the new Carrier Services amended and restated credit agreement consist of two term loan facilities: (i) tranche A loans in the aggregate principal amount of approximately $8.7 million and (ii) tranche B loans in the aggregate principal amount of approximately $19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the tranche A loans must be paid in cash and interest on tranche B loans may be paid, at the option of Carrier Services, either in cash or in kind. For the nine months ended September 30, 2003, $0.8 million in additional debt was issued to satisfy the accrued in kind interest on the tranche B loans. The principal of the tranche A loans is due at maturity and the principal of the tranche B loans is payable as follows: (a) $2,062,000 is due on September 30, 2004; (b) $4,057,000 is due on September 30, 2005; (c) $5,372,000 is due on September 30, 2006; and (d) the remaining principal balance is due at maturity. On May 6, 2003, Carrier Services repaid $2.2 million of the tranche A and tranche B loans. In September 2003, Carrier Services received a reimbursement from the Company of approximately $3.0 million representing the Company's 2002 tax benefit from Carrier Services net operating losses as required under the tax sharing agreement. Carrier Services used these proceeds to pay the scheduled principal payment due on September 30, 2004 of $2,062,000 and the balance of the tax benefit payment of $962,266 was applied as a partial payment against the September 30, 2005 scheduled principal payment of $4,057,000. Carrier Services has made mandatory prepayments on the tranche B loans utilizing payments received under its tax sharing agreement with the Company and from proceeds from asset sales. As of September 30, 2003, approximately $7.9 million of tranche A and $16.3 million of tranche B loans remained outstanding.

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

        Voluntary prepayments of loans may be made under the Carrier Services amended and restated credit agreement at any time without premium or penalty. Carrier Services is also required to make mandatory prepayments of principal from certain sources including the net proceeds from asset sales and from excess cash flow generated by the long distance business. Under a tax sharing agreement, the Company has been and continues to be obligated to reimburse Carrier Services for any tax benefits the Company and its affiliates receive from net operating losses attributable to Carrier Services, including net operating losses attributable to Carrier Services carried forward from prior taxable years. As of September 30, 2003, approximately $210.7 million of the $244.8 million of combined net operating losses of the Company and its affiliates were attributable to Carrier Services. The Company paid to Carrier Services approximately $3.0 million during 2003 as reimbursement for the Company's 2002 tax benefit. The Company does not anticipate making substantial payments under the tax sharing agreement for taxable income with respect to taxable years 2003 to 2007.

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

        The following table discloses aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due:

	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Payments due by period (Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$17,510	$17,510	$—	$—	$—
Long-term debt	794,031	—	67,149	304,720	422,162
Redeemable preferred stock(1)	103,732	—	—	—	103,732
Operating leases(2)	12,038	3,634	6,439	1,965	—
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	2,136	1,000	1,136	—	—
Non-compete agreements	290	190	100	—	—
Minimum purchase contract	3,608	785	2,823	—	—

Total contractual cash obligations	$941,790	$23,119	$77,647	$306,685	$534,339

(1)
The Company has the option to redeem any portion of the outstanding Series A Preferred Stock at any time. Under certain circumstances, the Company would be required to pay a premium of up to 6% in connection with the redemption. The Company is required to redeem the Series A Preferred Stock upon the occurrence of certain events, such as: (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), unless prohibited by its credit facility or the indentures governing its senior subordinated notes.

(2)
Operating lease obligations represent $10.6 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements and are stated in this table at total contractual amounts. However, the Company intends to negotiate lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $1.4 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events.

        The following table discloses aggregate information about our commercial commitments as of September 30, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our condensed consolidated balance sheets.

	Total Amounts Committed	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Amount of Commitment Expiration Per Period (Dollars in thousands)
Other commercial commitments:
Financial guarantee	$1,660	$608	$1,052	$—	$—

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2003, the source of fair value of these instruments and their maturities.

	Total Fair Value	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
	Fair Value of Contracts at Period-End (Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$1,992	$1,992	$—	$—	$—

(1)
Fair value of interest rate swaps at September 30, 2003 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS No. 150, the Company meets the definition of a nonpublic entity. As described in note 3 to the Company's consolidated financial statements contained in this Quarterly Report on Form 10-Q, the Company early adopted SFAS No. 150 as of July 1, 2003.

        In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on the Company's financial statements.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At September 30, 2003, the Company recorded its marketable available-for-sale equity securities at a fair value of $0.7 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

        The Company has limited its exposure to material future earnings or cash flow exposures from changes in interest rates on long-term debt, since approximately 89% of the Company's debt bears interest at fixed rates or effectively at fixed rates through the use of interest rate swaps. However, the Company's earnings are affected by changes in interest rates as the Company's long-term debt under its credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on the Company's variable rate debt averaged 10% more, its interest expense would have increased, and its loss from continuing operations before taxes would have increased by approximately $1.0 million for the nine months ended September 30, 2003.

        The Company has entered into interest rate swaps to manage its exposure to fluctuations in interest rates on its variable rate debt. The Company's liability for the fair value of these swaps was approximately $2.0 million at September 30, 2003. The fair value indicates an estimated amount the Company would have to pay to cancel the contracts or transfer them to other parties. In connection with the Company's credit facility, the Company used six interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of its variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire from November 2003 to May 2004.

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
10.9	Amended and Restated Pledge Agreement dated as of November 9, 2000 by and among Carrier Services, the Guarantors, the Pledgors and First Union National Bank.(4)
10.10	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)
10.11	Amended and Restated Security Agreement dated as of November 9, 2000 by and among Carrier Services and First Union National Bank.(4)

10.12	Form of Carrier Services Tranche A Term Note.(8)
10.13	Form of Carrier Services Tranche B Term Note.(8)
10.14	Form of A Term Note.(9)
10.15	Form of C Term Note Floating Rate.(9)
10.16	Form of C Term Note Fixed Rate.(9)
10.17	Form of RF Note.(9)
10.18	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.19	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.20	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.21	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.22	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)
10.23	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.24	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.25	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.26	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)
10.27	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.28	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)
10.29	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.30	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.31	FairPoint 1995 Stock Option Plan.(3)
10.32	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.33	FairPoint 2000 Employee Stock Option Plan.(3)
10.34	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.35	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
21	Subsidiaries of FairPoint.*

31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†

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

        (b)    Reports on Form 8-K

        On August 12, 2003, the Company filed a Current Report on Form 8-K announcing operating results for the quarter ended June 30, 2003. The disclosure included the Company's Consolidated and

Rural Local Exchange Financial Information for the three months ended June 30, 2003 and 2002, the Company's Sequential Financial Information for the quarters ending June 30 and March 31, 2003 and December 31, September 30 and June 30, 2002, the Company's EBITDA Reconciliation for the three months ended June 30, 2003 and 2002, the Company's Sequential QTR/QTR Free Cash Flow, the Company and its subsidiaries Condensed Consolidated Balance Sheets, the Company and its subsidiaries Condensed Consolidated Statements of Operations (unaudited) and the Company and its subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited).

        On August 13, 2003, the Company filed an amendment to its Current Report on Form 8-K filed on August 12, 2003, reporting that the Company had reported access lines of 249,274 at March 31, 2003, when the actual number of access lines at March 31, 2003 was 249,717.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: November 6, 2003	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Senior Vice President and Chief Financial Officer

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