Form 10-K
period 2003-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2004-03-24
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Securities Exchange Act of 1934). Yes ☐    No ☒

        As of March 22, 2004, the registrant had outstanding 45,697,566 shares of class A common stock and 4,269,440 shares of class C common stock. There is no public market for our class A common stock or class C common stock.

        Documents incorporated by reference: None

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

        Except as otherwise required by the context, references in this Annual Report on Form 10-K to FairPoint, our company, we, us or our refer to the combined businesses of FairPoint Communications, Inc. and all of its subsidiaries. All references to the Company refer to FairPoint Communications, Inc., excluding its subsidiaries.

ITEM 1.    BUSINESS

Our Business

        We are a leading provider of communications services in rural communities, offering an array of services, including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest rural telephone companies, and we believe that we are the 16th largest local telephone company, in the United States. We operate in 17 states with approximately 264,300 access line equivalents (including voice access lines and digital subscriber lines, or DSL) in service as of December 31, 2003.

        We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. We have acquired 30 such businesses, 26 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 residents. All of our telephone company subsidiaries qualify as rural local exchange carriers, or RLECs, under the Telecommunications Act of 1996, or the Telecommunications Act.

        RLECs generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because RLECs primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

Our Competitive Strengths

        We believe we are distinguished by the following competitive strengths:

  •
  Consistent and predictable cash flows and strong margins. We have the leading market position in the rural communities we serve, with limited competition. Demand for telephone services from our residential and local business customers has historically been very stable despite changing economic conditions. As a result, we have experienced a relatively stable access line count during the last two years compared to regional bell operating companies, or RBOCs. Additionally, our telephone companies operate in generally supportive regulatory environments. These factors have permitted us to generate consistent cash flows and strong margins.

  •
  Geographically diversified markets. We currently operate 26 RLECs in 17 states clustered in five regions, enabling us to capitalize on economies of scale and operating efficiencies. Our geographic diversity significantly enhances our cash flow stability by limiting our exposure to competition, local economic downturns and state regulatory changes. In addition, we believe that we have achieved significant scale efficiencies by centralizing many functions, such as marketing, network planning, accounting and customer service.

  •
  Technologically advanced infrastructure. Our advanced network infrastructure enables us to provide a wide array of communications services. Our network consists of central office hosts and remote sites with all digital switches, primarily manufactured by Nortel and Siemens, operating with current software. As of December 31, 2003, we maintained over 24,000 miles of copper plant and approximately 2,800 miles of fiber optic plant in order to service our 264,300 access line equivalents. As a result of our historic capital investments, our network infrastructure requires predictable capital expenditures and allows us to implement certain broadband enabled services with minimal incremental cost. As of December 31, 2003, approximately 86% of our exchanges are capable of providing DSL services.

  •
  Broadest service offerings in our markets. We believe that, as a result of our advanced network and switching infrastructure, we offer the only comprehensive suite of communications services in our markets, including local voice, long distance, data and Internet services. In addition, we offer enhanced features such as caller identification, call waiting, call forwarding, teleconferencing, video conferencing and voicemail. We also offer broadband communications solutions to most of our customers primarily through DSL technology.

  •
  Management team with proven track record. We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 21 years of experience working with a variety of telephone companies. Our regional presidents have an average of 29 years of experience in the telecommunications industry. Our management team has successfully integrated 30 business acquisitions since 1993, improving revenues and cash flow significantly while enhancing service quality and broadening service offerings.

Our Strategy

        The key elements of our strategy are to:

  •
  Continue to improve operating efficiencies and profitability. We have achieved significant operating efficiencies by applying our operational, regulatory, marketing and management expertise to our acquired businesses. We intend to continue to increase our operating efficiencies by consolidating various administrative functions and implementing best practices across all of our regions. For example, we have begun to integrate all billing systems into a single, outsourced billing platform, which will allow us to improve our customer service and enhance sales and marketing efforts. When completed, we plan to use this platform to develop regional customer service and call centers and to create a significantly improved customer data base. These call centers and customer data base will allow us to enhance our operating efficiency and optimize our marketing initiatives. The billing platform will also enable our customers to directly access, via the Internet, their accounts and will allow us to provide virtual call centers.

  •
  Increase revenue per customer. We are focused on increasing our revenues by introducing innovative product offerings and marketing strategies for enhanced and ancillary services to meet the growing needs of our customers. Our long standing relationships with our customers have helped us to successfully cross-sell broadband and value-added services, such as DSL, long distance, Internet dial-up, voicemail and other services. We will continue to evaluate and implement technologies that will allow us to offer new products and services.

  •
  Enhance customer loyalty. We believe that our service driven customer relationships and long-standing local presence lead to high levels of customer satisfaction and increased demand for enhanced and ancillary services. We continue to build long-term relationships with our customers by actively participating in the communities we serve and by offering an array of communications services and quality customer care.

  •
  Pursue selective acquisitions. We believe that our acquisition strategy has been successful because of our ability to integrate acquisitions and improve operating efficiencies in the businesses we acquire. Our management team has consistently produced strong operating cash flow improvements in our acquired businesses. We continue to evaluate and pursue acquisitions which provide the opportunity to enhance revenues and cash flows. Given these objectives, we believe that such acquisitions will be primarily in regions where we already operate.

Our Services

        We offer a broad portfolio of high-quality communications services for residential and business customers in each of the markets in which we operate. We have a long history of operating in our markets and a recognized and respected brand identity within each of our service areas. Our companies are locally managed and staffed, which enables us to efficiently and reliably provide an array of communications services to meet our customer needs. These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet and broadband enabled services. Based on our understanding of our local customers' needs, we have attempted to be proactive by offering bundled services designed to simplify the customer's purchasing and management process.

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

        We primarily generate revenue through: (i) the provision of our basic local telephone service to customers within our service areas; (ii) the provision of network access to interexchange carriers, or IXCs, for origination and termination of interstate and intrastate long distance phone calls; (iii) Universal Service Fund—high cost loop payments; and (iv) the provision of other services such as long distance resale, data and Internet and broadband enabled services, enhanced services, such as caller name and number identification, and billing and collection for IXCs.

        The following chart summarizes our revenue sources for the year ended December 31, 2003:

Revenue Source	% Revenue	Description
Local Calling Services	24%	Enables the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. The customer is charged a flat monthly fee for basic service and service charges for special calling features.
Network Access Charges	48%
		Enables long distance companies to utilize our local network to originate or terminate intrastate and interstate calls. The network access charges are paid by the IXC to us and are regulated by state regulatory agencies and the Federal Communications Commission, or FCC, respectively. This also includes universal service fund, or USF, payments for local switching support, long term support and interstate common line support.
Universal Service Fund—high cost loop	8%	We receive payments from the USF to support the high cost of our operations in rural markets. This support fluctuates based upon the historical costs of our operating companies.
Long Distance Services	7%	We receive revenues for intrastate and interstate long distance services provided to our retail customers and our wholesale long distance customers.
Data and Internet Services	6%	We receive revenues from monthly recurring charges for services, including broadband, DSL, special access, private lines, Internet and other services.
Other Services	7%	We generate revenues from other services, including enhanced services and billing and collection.

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding our revenue sources.

  Local Calling Services

        Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge. In an RLEC's territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

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

        Intrastate Access Charges.    We generate intrastate access revenue when an intrastate long distance call involving an IXC is originated by a customer in our RLEC exchange to a customer in another of our exchanges in the same state. The IXC pays us an intrastate access payment for either terminating or originating the call. We record the details of the call through our carrier access billing system, or

CABS, and receive the access payment from the IXC. The access charge for intrastate services is regulated and approved by the state regulatory authority.

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

  Universal Service Fund—High Cost Loop

        The USF supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost rural areas are consistent with rates charged in lower cost urban and suburban areas. The USF, which is funded by monthly fees charged to IXCs and local exchange carriers, or LECs, distributes funds to us on a monthly basis based upon our costs for providing local service.

  Long Distance Services

        We offer switched and dedicated long distance services throughout our service areas through resale agreements with national IXCs. In addition, through our subsidiary FairPoint Carrier Services, Inc., or Carrier Services, we offer wholesale long distance services to our RLECs and other non-affiliated communications providers.

  Data and Internet Services

        We offer Internet access via DSL technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the web. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

  Other Services

        We seek to capitalize on our RLECs' local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for IXCs.

        Enhanced Services.    Our advanced digital switch and voicemail platforms allows us to offer enhanced services such as call waiting, call forwarding and transferring, call hunting, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial, or DID.

        Billing and Collection.    Many IXCs provide long distance services to our RLEC customers and may elect to use our billing and collection services. Our RLECs charge IXCs a billing and collection fee for each call record generated by the IXC's customer.

        Directory Services.    Through our local telephone companies, we publish telephone directories in the majority of our locations. These directories provide white page listings, yellow page listings and community information listings. These directories generate revenues and operating cash flow from the sale of yellow page and related advertising to businesses. We contract out with leading industry providers to assist in the sale of advertising, compilation of information, as well as the production, publication and distribution of these directories.

Our Markets

        Our 26 RLECs operate as the incumbent local exchange carrier in each of their respective markets. Our RLECs serve an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 80% of these access lines serve residential customers. Our business customers account for approximately 20% of our access lines. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

        The following chart identifies the number of access line equivalents in each of our 17 states as of December 31, 2003:

State	Access Line Equivalents
Maine	66,206
Florida	53,041
Washington	44,613
New York	43,219
Ohio	9,487
Virginia	7,945
Illinois	7,787
Vermont	6,599
Kansas	6,008
Idaho	5,951
Oklahoma	3,731
Colorado	3,068
Pennsylvania	3,000
Other States(1)	3,653

Total:	264,308

(1)
Includes Massachusetts, New Hampshire, Georgia and Alabama.

Sales and Marketing

        Our marketing approach emphasizes locally-managed, customer-oriented sales, marketing and service. We believe most telecommunications companies devote their resources and attention primarily toward customers in more densely populated markets. We seek to differentiate ourself from our competitors by providing a superior level of service to each of our customers.

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

        Many of the RLECs acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring the RLECs, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2003, we had 235 employees engaged in sales, marketing and customer service.

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

Information Technology and Support Systems

        Our approach to billing and operational support systems focuses on implementing best-of-class applications that allow consistent communication and coordination throughout our entire organization. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability.

        We have begun to integrate all billing systems into a single, outsourced billing platform. When completed, we plan to use this platform to develop regional customer service and call centers and to create a significantly improved customer data base. These call centers and customer data base will allow us to enhance our operating efficiency and optimize our marketing initiatives. The billing platform will also enable our customers to directly access, via the Internet, their accounts and will allow us to provide virtual call centers.

Network Architecture and Technology

        Our RLEC networks consist of central office hosts and remote sites with advanced digital switches, primarily manufactured by Nortel and Siemens, operating with current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of December 31, 2003, we maintained over 24,000 miles of copper plant and 2,800 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

        Our fiber optic transport system is primarily a synchronous optical network capable of supporting increasing customer demand for high bandwidth transport services. This system supports advanced services including Asynchronous Transfer Mode, Frame Relay and/or Internet Protocol Transport, facilitating delivery of advanced services as demand warrants.

        In our RLEC markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2003, we had invested approximately $13.3 million and deployed this technology in all 26 of our RLECs, reaching 123 of our 143 exchanges.

        To be successful, we will need to continue to provide our customers with reliable service over our network. Some of the risks to our network and infrastructure include: physical damage to access lines; power surges or outages; software defects; and disruptions beyond our control. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses. In addition, rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture enables us to efficiently respond to these technological changes. An element of our business strategy is to deliver enhanced and ancillary services to customers. The successful delivery of new services is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services.

Acquisitions

        On December 1, 2003, the Company purchased all of the capital stock of Community Service Telephone Co., or CST, and Commtel Communications, Inc., or CCI. CST and CCI serve approximately 13,280 access line equivalents in central Maine. This acquisition is referred to herein as the Maine acquisition.

        On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire Corporation, or FairPoint Berkshire, executed an agreement and plan of merger with Berkshire Telephone Corporation, or Berkshire, to merge FairPoint Berkshire with Berkshire, pending required state regulatory approvals. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an independent local exchange carrier, or ILEC, that provides voice communication services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the third quarter of 2004, pending regulatory approval. The acquisition of Berkshire is referred to herein as the Berkshire acquisition.

Discontinued Operations

        On September 30, 2003, MJD Services Corp., or MJD Services, a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, or Union, Armour Independent Telephone Co., or Armour, WMW Cable TV Co., or WMW, and Kadoka Telephone Co., or Kadoka, to Golden West Telephone Properties, Inc., or Golden West. The sale was completed in accordance with the terms of the purchase agreement, dated as of May 9, 2003, between MJD Services and Golden West, which we refer to as the South Dakota purchase agreement. The divestiture is referred to herein as the South Dakota disposition. MJD Services received approximately $24.2 million in proceeds from the South Dakota disposition, subject to certain escrow obligations as set forth in the South Dakota purchase agreement. The companies sold to Golden West served approximately 4,150 voice access lines located in South Dakota. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

        In early 1998, we launched our competitive local exchange carrier, or CLEC, enterprise through our wholly-owned subsidiary, Carrier Services. In November 2001, we decided to discontinue such CLEC operations. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' CLEC operations. Carrier Services completed the termination or sale of its CLEC operations in the second quarter of 2002.

        Carrier Services provides wholesale long distance service and support to our RLECs and to other non-affiliated communications providers. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers.

Regulatory Environment

        Our communications services are subject to extensive federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the FCC generally exercises jurisdiction over all facilities and services of telecommunications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, including our use of public rights of way, and by requiring us to obtain construction permits and abide by building codes.

        We believe that competition in our telephone service areas will increase in the future as a result of the Telecommunications Act, although the ultimate form and degree of competition cannot be ascertained at this time. To date, we do not believe that we have encountered significant competition in our traditional telephone markets.

  Federal Regulation

        We must comply with the Communications Act of 1934, as amended, which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act contained in the Telecommunications Act dramatically changed and are expected to continue to change the landscape of the telecommunications industry. The central aim of the Telecommunications Act was to open local telecommunications marketplaces to competition while enhancing universal service. Most significantly, the Telecommunications Act governs the removal of barriers to market entry into local telephone services, requires incumbent local exchange carriers to interconnect with competitors, establishes procedures pursuant to which incumbent local exchange carriers may provide other services, such as the provision of long distance services by RBOCs, and imposes on incumbent local exchange carriers duties to negotiate interconnection arrangements in good faith.

        Removal of Entry Barriers.    Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent local exchange carrier. The Telecommunications Act preempts state and local laws that prevent competitive entry into the provision of any communications service. However, states can modify conditions of entry into areas served by RLECs where the state regulatory commission determines that competitive entry is in the public interest. Since the passage of the Telecommunications Act, we have experienced only limited competition from cable and wireless service providers.

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

        All of our 26 subsidiaries qualify as RLECs under the Telecommunications Act. Accordingly, they have an exemption from the incumbent local telephone company interconnection requirements until they receive a bona fide request for interconnection and the applicable state regulatory commission lifts the exemption.

        Access Charges.    The FCC regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The FCC has structured these prices, also referred to as "access charges," as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers. State regulatory commissions regulate intrastate access charges. Many states generally mirror the FCC price structure. A significant amount of our revenues come from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions served by our RLECs. The amount of access charge revenues that we receive is subject to change at any time.

        The FCC regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps. Each of our 26 incumbent local telephone subsidiaries elected not to apply the FCC's price caps. Instead, our subsidiaries employ rate-of-return regulation for their interstate access charges.

        The FCC has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the FCC adopted an order implementing the beginning phases of the Multi-Association Group, or MAG, plan to reform the access charge system for rural carriers. The MAG plan is revenue neutral to our operating companies. Among other things, the MAG plan reduces access charges and shifts a portion of cost recovery, which historically have been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our RLECs, has decreased and may continue to decrease. In adopting the MAG plan, the FCC also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25%. Additionally, the FCC initiated a rulemaking proceeding to investigate the MAG's proposed incentive regulation plan and other means of allowing rate-of-return carriers to increase their efficiency and competitiveness. The MAG plan expires in 2006 and will need to be renewed or replaced at such time. In addition, to the extent our RLECs become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange carriers rather than to us. Additionally, the access charges we receive may be reduced as a result of wireless competition. Such a circumstance could have a material adverse effect on our financial condition and results of operations. In addition, the FCC has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and could, as a result, substantially modify the current forms of carrier-to-carrier payments for interconnected traffic. Furthermore, in the notice of proposed rulemaking on voice over internet protocol services the FCC adopted in February 2004, the FCC has sought comment on whether access charges should apply to voice over internet protocol or other internet protocol-based services. It is unknown at this time what additional changes, if any, the FCC may eventually adopt and the effect of any such changes on our business.

        RLEC Services Regulation.    Our RLEC services segment revenue is subject to regulation including regulation by the FCC and incentive regulation by various state regulatory commissions. We believe that state lawmakers will continue to review the statutes governing the level and type of regulation for telecommunications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services more expeditiously than in the past.

        The FCC generally must approve in advance most transfers of control and assignments of operating authorizations by FCC-regulated entities. Therefore, if we seek to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. Our interstate common carrier services are also subject to nondiscrimination requirements and requirements that rates be just and reasonable.

        The FCC has required that incumbent independent local exchange carriers that provide interstate long distance services originating from their local exchange service territories must do so in accordance with "structural separation" rules. These rules require that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from its affiliated local exchange telephone company at tariffed rates, terms and conditions. The FCC has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements; however, we cannot predict the outcome of that proceeding.

        The Telecommunications Act required all carriers to offer local number portability, or LNP. This requirement allows telephone customers to change service providers but keep their existing telephone numbers. Initially, the FCC set November 24, 2003 as the LNP deadline for carriers within the Top 100 Metropolitan Statistical Areas, or MSAs, and May 24, 2004 for carriers outside the Top 100 MSAs. On January 16, 2004, the FCC granted an extension of time, to May 24, 2004, to LECs with fewer than two percent of the nation's subscriber lines, regardless of whether the companies operate in a Top 100 MSA. All LECs with bona fide LNP requests must be prepared to port numbers from wireline to wireless carriers on or before May 24, 2004. We will file for state waivers to extend the time for implementation beyond the May 24th date in certain states where technical limitations hinder compliance by this date.

  State Regulation

        Most states have some form of certification requirement that requires providers of telecommunications services to obtain authority from the state regulatory commission prior to offering common carrier services. Each of our 26 RLECs operates as the incumbent local telephone company in the states in which it operates and is certified in those states to provide local telephone services. State regulatory commissions generally regulate the rates incumbent local exchange carriers charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the FCC has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local exchange carriers must file tariffs setting forth the terms, conditions and prices for their intrastate services, and such tariffs may be challenged by third parties. From time to time, states conduct rate cases or "earnings" reviews. Such reviews may result in the disallowance of certain investments or expenses for rate making purposes. Subsidiaries of the Company recently completed rate cases in Vermont, Illinois, Kansas and Maine. We currently have "earnings" reviews of our rates being conducted in Idaho, New York and Vermont.

        Under the Telecommunications Act, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent local exchange carriers and competitive local exchange carriers, in accordance with rules set by the FCC. However, because all of our 26 subsidiaries qualify as RLECs under the Telecommunications Act, they have an exemption from the incumbent local telephone company interconnection requirements until they receive a bona fide request for interconnection and the applicable state regulatory commission lifts the exemption. State regulatory commissions may also formulate rules regarding taxes and fees imposed on providers of telecommunications services within their respective states to support state universal service programs. States often require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities. Therefore, in most instances we will be required to seek state approval prior to completing new acquisitions of RLECs. States generally retain the right to sanction a carrier or to revoke certifications if a carrier materially violates relevant laws and/or regulations.

  Local Government Authorizations

        We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain rural communities. Some of these franchises may require the payment of franchise fees. We have obtained such municipal franchises as were required. In some rural areas, we do not need to obtain such permits or franchises because the subcontractors or electric utilities with which we have contracts already possess the requisite authorizations to construct or expand our networks.

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

        Pursuant to the Telecommunications Act, all local exchange carriers, including both incumbents and new competitive carriers, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors' costs of completing calls to competitors' customers. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. Under the Telecommunications Act, our RLECs may request from state regulatory commissions exemption, suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and generally avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. If a state regulatory commission denies some or all of any such request made by one of our RLECs, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights. We have not filed any such requests.

        The Telecommunications Act, with certain exceptions, imposes the following additional duties on incumbent telephone companies by requiring them to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent telephone company. Competitors are required to compensate the incumbent local exchange carrier for the cost of providing these interconnection services. However, pursuant to the Telecommunications Act, our RLECs are automatically exempt from these additional incumbent telephone company requirements, except in Florida where the legislature has determined that all local exchange carriers are required to provide interconnection services as prescribed in the Telecommunications Act. This exemption can be rescinded or modified by a state regulatory commission if a competing carrier files a bona fide request for interconnection services or access to network elements. If such a request is filed by a potential competitor with respect to one of our operating territories, we are likely to ask the relevant state regulatory commission to retain the exemption. A state regulatory commission may grant such a potential competitor's request if it determines such interconnection request is not unduly economically burdensome, is technically feasible and is consistent with universal service obligations. If a state regulatory commission rescinds such exemption in whole or in part and if the state regulatory commission does not allow us adequate compensation for the costs of providing the interconnection, our costs would significantly increase, we would face new competitors in that state and we could suffer a significant loss of customers. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

  Promotion of Universal Service

        The USF payments received by our RLECs from the USF fund are intended to support the high cost of our operations in rural markets. Such USF payments related to the high cost loop represented 8% of our revenues for the year ended December 31, 2003. If our RLECs were unable to receive USF payments, or if such payments were reduced, many of our RLECs would be unable to operate as profitably as they have historically. Furthermore, under the current regulatory scheme, as the number of access lines that we have in any given state increases, the per access line rate at which we can recover certain payments decreases.

        Universal service rules have been adopted by both the FCC and some state regulatory commissions. USF funds may be distributed only to carriers that are designated as eligible telecommunications carriers, or ETCs, by a state regulatory commission. All of our RLECs have been designated as ETCs pursuant to the Telecommunications Act. However, under the Telecommunications Act, competitors could obtain the same support payments as we do if a state regulatory commission determined that granting such support payments to competitors would be in the public interest.

        Two notable regulatory changes enacted by the FCC in the last three years are the adoption, with certain modifications, of the Rural Task Force, or RTF, proposed framework for rural high-cost universal service support and the implementation of the beginning phases of the MAG plan. The FCC's RTF order modifies the existing universal service support mechanism for RLECs and adopts an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The FCC has stated its intention to develop a long-term plan based on forward-looking costs when the five-year period expires in 2006. The MAG plan created a new universal service support mechanism, Interstate Common Line Support, to replace carrier common line access charges. In a recent order, the FCC added Long Term Support, previously part of access charges, to USF.

        The Federal State Joint Board, or the Joint Board, is currently considering recommendations on the question of which carriers can obtain USF support in a market. The Joint Board recommended that:

  •
  a set of permissive federal guidelines be developed to ensure that the public interest is served before ETCs are designated;

  •
  support be limited to a single connection that provides access to the public telephone network; and

  •
  the basis for providing support be considered and further clarified during the comprehensive review of the USF to be completed in 2006.

        The FCC statutorily must act on these recommendations by February 27, 2005. Also, the FCC is considering resolution of the method by which contributions to the USF are determined.

        In addition, there are a number of judicial appeals challenging several aspects of the FCC's universal service rules. It is not possible to predict at this time whether the FCC or Congress will order modification to those rules, or the ultimate impact any such modification might have on us.

  Potential Internet Regulatory Obligations

        In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only a small body of laws and regulations applicable to access to or commerce on the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet. The FCC is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable operators' communications networks. The outcome of these proceedings may affect our regulatory obligations and the form of competition for these services. In February 2004, the FCC initiated a proceeding to examine the regulatory implications of voice over Internet protocol technology. We cannot predict the results of these proceedings, the nature of these regulations or their impact on our business.

  Other Regulations

        Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing the management, storage and disposal of hazardous substances, materials and wastes. Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any contamination at owned or operated properties, or for contamination arising from the disposal by us or our predecessors of hazardous wastes at formerly owned properties or at third party waste disposal sites. In addition, we could be held responsible for third party property or personal injury claims relating to any such contamination or relating to violations of environmental laws. Changes in existing laws or regulations or future acquisitions of businesses could require us to incur substantial costs in the future relating to such matters.

Competition

        We believe that the Telecommunications Act and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of telecommunications services; however, many of the competitive threats now confronting the large telephone companies do not currently exist in the RLEC marketplace. Our RLECs historically have experienced little competition as the incumbent carrier because the demographic characteristics of rural telecommunications markets generally will not support the high cost of operations and significant capital investment required for new entrants to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas, as RLECs typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage competitors from entering territories serviced by RLECs. As a result, RLECs generally are not faced with the threat of significant competition. In fact, we have virtually no wireline competition in any of our RLEC markets.

        In most of our rural markets, we face competition from wireless technology. We do not expect this technology to represent a significant competitive threat to us in the near term, but as technology and economies of scale improve, we may experience increased competition from wireless carriers. We also face competition from new market entrants, such as cable television and electric utility companies. Cable television companies are entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. However, we believe that the unfavorable economics of constructing and operating competitive systems in our sparsely populated areas and the difficulties inherent in selling such services to a predominantly residential customer base has resulted in limited competition from cable service providers. Electric utilities have existing assets and access to low cost capital that could allow them to enter a market rapidly and accelerate network development. In addition, in the future, we may face additional competition from new market entrants, such as providers of wireless broadband and voice over internet protocol.

        The Internet services market is also highly competitive, and we expect that competition to continue to intensify. Internet services, meaning both Internet access (wired and wireless) and on-line content services, are provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as America Online, Inc., Microsoft Network and Yahoo, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies and cable television operators, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop PCs. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

        In addition, we could face increased competition from CLECs, particularly in offering services to Internet service providers.

Employees

        As of December 31, 2003, we employed a total of 831 full-time employees. 126 employees of our RLECs are represented by four unions. We believe the state of our relationship with our union and non-union employees is good. Within our Company, 33 employees are employed at our corporate office, 790 employees are employed at our RLECs and 8 employees are employed by Carrier Services.

ITEM 2.    PROPERTIES

        We own all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 17 states in which we operate our RLEC business. Our administrative and maintenance facilities are generally located in or near the rural communities served by our RLECs and our central offices are often within the administrative building and outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

        We believe each of our respective properties is suitable and adequate for the business conducted therein, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

        We currently and from time to time are involved in litigation and regulatory proceedings incidental to the conduct of our business, but currently we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public market for the common equity securities of the Company. Substantially all of the Company's outstanding common equity securities are owned by affiliates of Kelso & Company, or Kelso, Thomas H. Lee Equity Fund IV, L.P., or THL, certain institutional investors and the Company's executive officers and directors.

        As of December 31, 2003, there were approximately 69 record holders of the Company's class A common stock and 6 record holders of the Company's class C common stock.

        There were 6,737,674 options to purchase shares of class A common stock outstanding as of December 31, 2003, of which 5,429,514 were fully vested. These were 144,506 restricted stock units representing our class A common stock outstanding as of December 31, 2003, none of which were vested.

        Other than 2,065,134 stock options and 144,506 restricted stock units issued pursuant to the 1998 plan and 2000 plan, the Company did not sell unregistered equity securities during the past three years. We believe that the issuance of the stock options and restricted stock units were exempt from the registration requirements of the Securities Act of 1933, or the Securities Act, under Rule 701 or Section 4(2) of the Securities Act.

        Our ability to pay dividends is governed by restrictive covenants contained in the indentures governing our senior notes and senior subordinated notes as well as restrictive covenants in our bank lending arrangements. We have never paid cash dividends on our common equity securities and currently have no intention of paying cash dividends on our common equity securities for the foreseeable future. For a description of certain restrictions on our ability to pay dividends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Certain Indebtedness."

        For a description of our equity compensation plans, see "Item 11. Executive Compensation."

ITEM 6.    SELECTED FINANCIAL DATA

        Certain of the selected financial data presented below under the captions "Statement of Operations," "Operating Data," "Summary Cash Flow Data" and "Balance Sheet Data" as of December 31, 2002 and 2003, and for each of the years in the three-year period ended December 31, 2003, are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and 2003, and of each of the years in the three-year period ended December 31, 2003, and the report thereon, are included elsewhere in this annual Report. The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Independent Auditor's Report and Consolidated Financial Statements." Amounts in thousands, except access lines and ratios.

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations:
Revenues	$133,475	$190,786	$230,176	$230,819	$231,432
Operating expenses:
Operating costs	71,214	95,540	115,763	110,265	111,188
Depreciation and amortization(1)	29,964	46,146	55,081	46,310	48,089
Stock based compensation expense	3,386	12,323	1,337	924	15
Total operating expenses	104,564	154,009	172,181	157,499	159,292
Income from operations	28,911	36,777	57,995	73,320	72,140
Interest expense(2)	(50,464)	(59,556)	(76,314)	(69,520)	(90,224)
Other income (expense), net(3)	4,877	13,198	(6,670)	(11,974)	9,600
Loss from continuing operations before income taxes	(16,676)	(9,581)	(24,989)	(8,174)	(8,484)
Income tax (expense) benefit(3)	(2,179)	(5,607)	(431)	(518)	236
Minority interest in income of subsidiaries	(100)	(3)	(2)	(2)	(2)
Loss from continuing operations	(18,955)	(15,191)	(25,422)	(8,694)	(8,250)
Income (loss) from discontinued operations	(10,085)	(73,926)	(186,178)	21,933	9,921
Net income (loss)	(29,040)	(89,117)	(211,600)	13,239	1,671
Redeemable preferred stock dividends and accretion(2)	—	—	—	(11,918)	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	—	—	2,905
Net income (loss) attributable to common shareholders	$(29,040)	$(89,117)	$(211,600)	$1,321	$(4,316)
Operating Data:
EBITDA(4)	63,652	96,118	106,404	107,654	129,827
Capital expenditures	27,773	49,601	43,175	38,803	33,595
Access line equivalents(5)	150,612	237,294	247,862	248,581	264,308
Residential access lines	120,387	184,798	191,570	189,803	196,145
Business access lines	30,225	51,025	53,056	51,810	50,226
DSL lines	—	1,471	3,236	6,968	17,937
Ratio of earnings to fixed charges(6)	—	—	—	—	—
Summary Cash Flow Data:
Net cash provided by operating activities of continuing operations	$26,411	$44,706	$35,717	$55,632	$32,834
Net cash used in investing activities of continuing operations	(59,986)	(284,953)	(57,161)	(30,258)	(54,010)
Net cash provided by (used in) financing activities of continuing operations	46,979	300,088	101,234	(12,546)	(1,976)
Net cash contributed (from) to continuing operations (to) from discontinued operations	(17,862)	(64,466)	(80,862)	(10,353)	23,361
Balance Sheet Data (at period end):
Cash	$8,616	$3,991	$2,919	$5,394	$5,603
Property, plant and equipment	357,444	552,776	599,592	624,091	674,554
Property, plant and equipment, net	157,236	272,228	278,277	271,690	266,706
Total assets	517,356	863,547	875,015	829,253	843,068
Total long term debt	462,395	756,812	907,602	804,190	825,560
Preferred shares subject to mandatory redemption	—	—	—	90,307	96,699
Total stockholders' equity (deficit)	(11,581)	64,378	(149,510)	(146,150)	(147,953)

(1)
On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Pursuant to the requirements of SFAS No. 142, we ceased amortizing goodwill beginning January 1, 2002, and instead test for goodwill impairment annually. Amortization expense for goodwill and equity method goodwill was $5,335, $9,762 and $11,962 in fiscal 1999, 2000 and 2001, respectively. Depreciation and amortization excludes amortization of debt issue costs.

(2)
Interest expense includes amortization of debt issue costs aggregating $1,575, $2,362, $4,018, $3,664 and $4,171 for the fiscal years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively. In 1999, interest expense includes $13,331 related to the retirement of put warrants of one of our subsidiaries. We prospectively adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," effective July 1, 2003. SFAS 150 requires us to classify as a long-term liability our series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the balance sheet and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend), and, therefore, a reduction of net income available to common stockholders. In 2003, interest expense includes $9,049 related to dividends and accretion on shares subject to mandatory redemption.

(3)
On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138. On the date of adoption, the Company recorded a cumulative adjustment of $4,664 in accumulated other comprehensive income for the fair value of interest rate swaps. Because the interest rate swaps do not qualify as accounting hedges under SFAS No. 133, the change in fair value of the interest rate swaps are recorded as non operating gains or losses, which the Company classifies in other income (expense). We also recorded other income (expense) in 2001, 2002 and 2003 for the amortization of the transition adjustment of the swaps initially recognized in accumulated other comprehensive income. In the second quarter of 2002, we adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In 2003, other income (expense) includes a $3,465 gain on the extinguishment of debt and a $4,967 loss for the write-off of debt issue costs related to this extinguishment of debt.

(4)
EBITDA means net income (loss) before income (loss) from discontinued operations, interest expense, income taxes, and depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance and leverage. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, financial leverage and tax strategies. EBITDA is also used in covenants in credit facilities and high yield debt indentures to measure a borrower's ability to incur debt and for other purposes, and may be the preferred measure for these purposes. Covenants in our credit facility and the indentures governing our senior subordinated notes and senior notes that limit our ability to incur debt are based on EBITDA. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with generally accepted accounting principles. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        A reconciliation of net income (loss) to EBITDA follows (in thousands):

	Year Ended December 31,
	1999	2000	2001	2002	2003
Net income (loss)	$(29,040)	$(89,117)	$(211,600)	$13,239	$1,671
(Income) loss from discontinued operations	10,085	73,926	186,178	(21,933)	(9,921)

Loss from continuing operations	(18,955)	(15,191)	(25,422)	(8,694)	(8,250)
Adjustments:
Interest expense(2)(3)	50,464	59,556	76,314	69,520	90,224
Provision (benefit) for income tax expense	2,179	5,607	431	518	(236)
Depreciation and amortization	29,964	46,146	55,081	46,310	48,089

EBITDA	$63,652	$96,118	$106,404	$107,654	$129,827

(5)
Total access line equivalents includes voice access lines and DSL.

(6)
For purposes of determining the ratio of earnings to fixed charges, earnings are defined as earnings (losses) from continuing operations before income taxes, minority interest and income or loss from equity investments, plus distributed income of equity investments, amortization of capitalized interest, and fixed charges. Fixed charges include interest expense on indebtedness, capitalized interest and rental expense on operating leases representing that portion of rental expense deemed to be attributable to interest. We had a deficiency to cover fixed charges of $16,583, $11,232, $24,906, $6,954 and $7,801 for the years ended December 31, 1999, 2000, 2001, 2002 and 2003, respectively.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a leading provider of communications services in rural communities, offering an array of services, including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest rural telephone companies, and we believe that we are the 16th largest local telephone company, in the United States. We operate in 17 states with approximately 264,300 access line equivalents in service as of December 31, 2003.

        Since 1993, we have acquired 30 such businesses, 26 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 residents. All of our telephone company subsidiaries qualify as RLECs under the Telecommunications Act.

        RLECs generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because RLECs primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

Revenues

        We derive our revenues from:

  •
  Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

  •
  Universal Service Fund—high cost loop support. We receive payments from the USF to support the high cost of our operations in rural markets. This revenue stream is based upon our average cost per loop compared to the national average cost per loop. This support fluctuates based upon the historical costs of our operating companies.

  •
  Interstate access revenues. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include USF payments for local switching support, long term support and interstate common line support.

  •
  Intrastate access revenues. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of long distance telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

  •
  Long distance services. We receive revenues from long distance services we provide to our residential and business customers. In addition, our subsidiary Carrier Services provides our RLECs and other non-affiliated communications providers with wholesale long distance services.

  •
  Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, special access, private lines, Internet and other services.

  •
  Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Years ended December 31,			Years ended December 31,
Revenue Source	Revenues (in thousands)			% of Revenues
	2001	2002	2003	2001	2002	2003
Local calling services	$50,629	$54,000	$56,078	22%	23%	24%
Universal service fund—high cost loop support	19,019	22,429	18,903	8	10	8
Interstate access revenues	66,002	65,769	66,564	29	29	29
Intrastate access revenues	48,671	43,848	43,969	21	19	19
Long distance services	19,459	16,763	15,440	9	7	7
Data and Internet services	7,684	10,257	13,431	3	4	6
Other services	18,712	17,753	17,047	8	8	7

Total	$230,176	$230,819	$231,432	100%	100%	100%

Operating Expenses

        Our operating expenses are categorized as operating expenses; depreciation and amortization; and stock based compensation.

  •
  Operating expenses include cash costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from RBOCs, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

  •
  Depreciation and amortization includes depreciation of our communications network and equipment. Prior to January 1, 2002, and the implementation of SFAS No. 142, this category also included amortization of goodwill relating to our acquisitions.

  •
  Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options granted to our executive officers, and stockholder appreciation rights agreements granted to two of our executive officers.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  On December 1, 2003, we purchased all of the capital stock of CST and CCI. CST and CCI serve approximately 13,280 access line equivalents in central Maine.

  •
  On June 18, 2003, we executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire Corporation with Berkshire, pending required state regulatory approvals. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an ILEC that provides voice communication services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the third quarter of 2004.

  •
  During 2002, we made no acquisitions.

  •
  During 2001, we acquired one RLEC and certain assets of additional telephone exchanges for an aggregate purchase price of $24.2 million, which included $0.7 million of acquired debt. At the respective dates of acquisition, these businesses served an aggregate of approximately 5,600 access lines.

        We expect that a portion of our future growth will result from additional acquisitions, some of which may be material. We may not be able to successfully complete the integration of the businesses we have already acquired or successfully integrate any businesses we might acquire in the future. If we fail to do so, or if we do so at a greater cost than anticipated, or if our acquired businesses do not experience significant growth, there will be a risk that our business may be adversely affected. In addition, we may need additional financing to continue growing through acquisitions and such financing may be in the form of additional debt, which would increase our leverage. We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable.

        Our acquisitions likely will be subject to federal, state and local regulatory approvals. We cannot assure you that we will be able to obtain any necessary approvals, in which case a potential acquisition could be delayed or not consummated. For example, in June 2003, we executed an agreement and plan of merger with respect to the Berkshire acquisition and we have not yet received the regulatory approvals required to consummate that transaction.

Stock Based Compensation

        In 2003, we did not recognize any material non-cash compensation charges, primarily due to the fact that the fair market value per share of our common stock remained relatively stable.

        In March 2002, we recognized a non-cash compensation benefit of $0.2 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements. In December 2002, an additional benefit of $0.1 million was recognized in connection with these agreements. This benefit was offset by a non-cash compensation charge of $1.2 million in connection with the modification of employee stock options by one of our executive officers.

        In December 2001, we recognized a non-cash compensation charge of $2.2 million in connection with the modification of employee stock options by one of our executive officers. This charge was offset by a non-cash compensation benefit of $0.9 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements.

Discontinued Operations

        On September 30, 2003, MJD Services completed the sale of all of the capital stock owned by Union, Armour, WMW and Kadoka to Golden West. The sale was completed in accordance with the terms of the South Dakota purchase agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota disposition, subject to certain escrow obligations as set forth in the South Dakota purchase agreement. The companies sold to Golden West served approximately 4,150 voice access lines located in South Dakota. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

        In November 2001, we decided to discontinue the CLEC operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services CLEC operations.

        Carrier Services provides wholesale long distance services and support to our RLECs and other non-affiliated communications providers. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

        The information in our year to year comparisons below represents only our results from continuing operations.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,
	2001	2002	2003
Revenues	100.0%	100%	100%
Operating expenses	50.3	47.8	48.0
Depreciation and amortization	23.9	20.1	20.8
Stock based compensation	0.6	0.4	0.0

Total operating expenses	74.8	68.3	68.8

Income from operations	25.2	31.7	31.2
Net gain (loss) on sale of investments and other assets	(0.3)	0.0	0.3
Interest and dividend income	0.9	0.8	0.8
Interest expense	(33.2)	(30.1)	(39.0)
Impairment of investments	0.0	(5.4)	0.0
Equity in net earnings of investees	2.1	3.4	4.4
Realized and unrealized losses on interest rate swaps	(5.6)	(4.1)	(0.6)
Other non-operating, net	0.0	0.2	(0.7)

Total other expenses	(36.1)	(35.3)	(34.8)

Loss from continuing operations before income taxes	(10.9)	(3.5)	(3.7)
Income tax benefit (expense)	(0.2)	(0.2)	0.1
Minority interest in income of subsidiaries	0.0	0.0	0.0

Loss from continuing operations	(11.0)%	(3.8)%	(3.6)%

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

  Revenues

        Revenues.    Revenues increased $0.6 million to $231.4 million in 2003 compared to $230.8 million in 2002. Of this increase, $0.7 million was attributable to the Maine acquisition and $1.5 million to revenues from our existing operations. This was offset by a decrease in revenues of $1.6 million from our wholesale long distance company. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $2.1 million from $54.0 million in 2002 to $56.1 million in 2003. Despite a slight decline in access lines, revenues from our existing operations increased $1.8 million due to increases in local calling features and local interconnection revenues. The remaining increase of $0.3 million was attributable to the Maine acquisition.

        Universal service fund—high cost loop.    Universal service fund—high cost loop receipts decreased $3.5 million to $18.9 million in 2003 from $22.4 million in 2002. Our existing operations accounted for all of this decrease. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop. The historical expenses occur two years prior to the receipt of the USF revenues. Historical expenses related to a performance share plan paid in 2000 by an acquired company resulted in USF receipts in 2002 which did not recur in 2003. In addition to this decrease, the USF receipts declined due to increases in the national average cost per loop.

        Interstate access revenues.    Interstate access revenues increased $0.8 million from $65.8 million in 2002 to $66.6 million in 2003. Our existing operations accounted for $0.5 million of this increase due to operating expense increases that resulted in higher interstate revenue requirements and $0.3 million was attributable to the Maine acquisition.

        Intrastate access revenues.    Intrastate access revenues increased slightly from $43.8 million in 2002 to $44.0 million in 2003. This slight increase was attributable to the Maine acquisition. While consolidated access revenues were relatively flat, lower access rates in a few of the states in which we operate were generally offset by higher minutes of use in other states in which we operate.

        Long distance services.    Long distance services revenues decreased $1.4 million from $16.8 million in 2002 to $15.4 million in 2003. An approximately $0.2 million increase was attributable to our existing RLEC operations. Carrier Services revenues decreased by $1.6 million as a result of rate increases from its underlying toll carriers, which resulted in the loss of wholesale customers by Carrier Services.

        Data and Internet services.    Data and Internet services revenues increased $3.1 million from $10.3 million in 2002 to $13.4 million in 2003. This increase is primarily from an increase of DSL customers from 6,659 to 17,937, an increase of 169%.

        Other services.    Other revenues decreased by $0.8 million from $17.8 million in 2002 to $17.0 million in 2003 at our existing operations. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers, or IXCs, continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses.    Operating expenses increased $0.9 million to $111.2 million in 2003 from $110.3 million in 2002. Expenses of our wholesale long distance company decreased $0.7 million as a result of lower minutes of use from our wholesale customers. This decrease was offset by an increase of $1.3 million related to our existing operations and $0.3 million related to expenses of the companies we acquired in 2003 in the Maine acquisition. Several items contributed to the expense increase, including network operations expense, transport and network costs associated with our broadband initiatives. Expenses also increased because of an increase in the USF life line fund contribution expense which is directly assigned to the interstate revenue requirement and is fully recovered via our interstate revenues. Marketing and promotion expenses increased due to higher levels of activity related to the promotion of custom calling features, data services and other performance products. The increased expenses in 2003 would have been larger except for lower compensation costs in 2003 as a result of employee termination costs incurred in 2002, as well as a $1.9 million bad debt expense incurred in 2002 when a carrier declared bankruptcy and a $0.6 million recovery of this write-off received in 2003 resulting in a year over year decrease in bad debt expense of $2.5 million.

        Depreciation and Amortization.    Depreciation and amortization from continuing operations increased $1.8 million to $48.1 million in 2003 from $46.3 million in 2002. An increase of $1.7 million was attributable to the increased investment in our communications network by existing operations we acquired prior to 2003 and $0.1 million was attributable to the Maine acquisition.

        Stock Based Compensation.    For the year ended December 31, 2002, stock based compensation of $0.9 million was incurred, including $1.2 million resulting from a modification of an employee stock option agreement with an executive officer, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements of $0.3 million. Stock based compensation for the year ended December 31, 2003 was not material.

        Income from Operations.    Income from continuing operations decreased $1.1 million to $72.2 million in 2003 from $73.3 million in 2002. A $0.5 million decrease attributable to our existing operations and a decrease of $0.9 million from our wholesale long distance company was offset by a $0.3 million increase attributable to the Maine acquisition.

        Other Income (Expense).    Total other expense from continuing operations decreased $0.9 million to $80.6 million in 2003 from $81.5 million in 2002. The expense consisted primarily of interest expense on long-term debt. Interest expense increased $20.7 million to $90.2 million in 2003 from $69.5 million in 2002, mainly attributable to our March 2003 debt refinancing and our early adoption of SFAS 150, as of July 1, 2003, the latter of which resulted in our recording $9.0 million in interest expense related to dividends and accretion on preferred shares subject to mandatory redemption. During 2002, we recorded non-cash impairment of investments of $12.6 million which is associated with other than temporary declines in fair value of approximately $8.2 million of Choice One stock and a write-down of $4.4 million for certain investments accounted for under the equity method. There were no similar impairment losses recorded in 2003. Earnings in equity investments increased $2.3 million to $10.1 million in 2003 from $7.8 million in 2002. Other non-operating income (expense) includes net gain (loss) on the extinguishment of debt and expenses related to the loss on the write off of loan origination costs. As a result of the issuance of $225.0 million in senior notes during the first quarter of 2003, we recorded $2.8 million and $0.7 million of non-operating gains on the extinguishment of the senior subordinated notes and the Carrier Services loans, respectively. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2002	2003
Change in fair value of interest rate swaps	$2,135	$7,693
Reclassification of transition adjustment included in other comprehensive income (loss)	(1,437)	(1,029)
Realized gains (losses)	(10,275)	(8,051)

Total	$(9,577)	$(1,387)

        Income Tax Benefit.    Income tax benefit from continuing operations increased $0.7 million to $0.2 million in 2003 from an expense of $0.5 million in 2002. The income tax benefit related primarily to income taxes owed in certain states offset by investment tax credits in certain states.

        Discontinued Operations.    In November 2001, we decided to discontinue the CLEC operations of Carrier Services. Net income from discontinued operations of our CLEC operations was $0.3 million and $19.5 million for 2003 and 2002, respectively. The income in 2002 was a result of a gain on extinguishment of debt attributable to Carrier Services. Net income from discontinued operations of our existing operations sold in the South Dakota disposition was $1.9 million and $2.4 million for 2003 and 2002, respectively. The Company recorded a gain on disposal in connection with the South Dakota disposition of $7.7 million in 2003.

        Net Income (Loss).    Our 2003 net loss attributable to common shareholders was $4.3 million after giving effect to $8.9 million in dividends and accretion related to our series A preferred stock and the repurchase of series A preferred stock at a discount of $2.9 million. Additionally, as a result of the adoption of SFAS 150 on July 1, 2003, the dividends and accretion of $9.0 million related to these instruments is included as a reduction of net income for the third and fourth quarters of 2003. Our 2002 net income attributable to common shareholders was $1.3 million after giving effect to $11.9 million in dividends and accretion related to our series A preferred stock. The differences between the 2003 and 2002 net income (loss) are a result of the factors discussed above.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

  Revenues

        Revenues.    Revenues increased $0.6 million to $230.8 million in 2002 compared to $230.2 million in 2001. Of this increase, $4.2 million was attributable to revenues from companies we acquired in 2001. This was offset by a reduction of $0.7 million in revenues from our existing operations and a decrease in revenues of $2.9 million attributable to revenues from our wholesale long distance company. We derived our revenues from the following sources.

        Local calling services.    Local calling service revenues increased $3.4 million from $50.6 million in 2001 to $54.0 million in 2002, including an increase of $2.2 million from an increase in the number of access lines and local services provided in our existing operations, as well as an increase of $1.2 million from the companies we acquired in 2001.

        Universal service fund—high cost loop.    Universal service fund—high cost loop receipts increased $3.4 million to $22.4 million in 2002 from $19.0 million in 2001. Our existing operations accounted for $3.2 million of the increase with the balance obtained from companies we acquired in 2001. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop.

        Interstate access revenues.    Interstate access revenues were relatively flat from year to year, decreasing $0.2 million from $66.0 million in 2001 to $65.8 in 2002. A reduction of $1.2 million from our existing operations was offset by $1.0 million associated with companies we acquired in 2001. The $1.2 million revenue reductions are due mainly to our cost reductions at acquired entities, which correspondingly lower our revenue requirement.

        Intrastate access revenues.    Intrastate access revenues decreased $4.9 million from $48.7 million in 2001 to $43.8 in 2002. An increase of $1.6 million from companies we acquired in 2001 was offset by a reduction of $6.5 million from our existing operations. The decrease was mainly due to rate and state support reductions in Maine, Kansas, Vermont and Illinois. We continue to expect downward pressure on our intrastate access rates. To the extent these pressures reduce our earnings levels below authorized rates of return, our companies are allowed to file and seek approval from the state public utility commissions for recovery of these reductions through increases in local rates and, where they exist, state universal service funds.

        Long distance services.    Long distance services revenues decreased $2.7 million from $19.5 million in 2001 to $16.8 million in 2002, all attributed to a reduction in Carrier Services' long distance wholesale operations. Wholesale customers were lost when one of our underlying wholesale carriers declared bankruptcy.

        Data and Internet services.    Data and Internet services revenues increased $2.6 million from $7.7 million in 2001 to $10.3 million in 2002, including an increase of $0.1 million from acquisitions and an increase of $2.5 million as a result of increased service offerings to our customers of our existing operations.

        Other services.    Other revenues decreased by $0.9 million from $18.7 million in 2001 to $17.8 million in 2002 as other revenue contributed by the companies we acquired in 2001 of $0.1 million was offset by a reduction in other revenues of $1.0 million from our existing operations. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers, or IXCs, "take back" the billing function for their long distance customers. This trend is expected to continue.

  Operating Expenses

        Operating expenses.    Operating expenses decreased $5.5 million, or 4.7%, to $110.3 million in 2002 from $115.8 million in 2001. Expenses of our wholesale long distance company decreased $2.5 million as a result of lower minutes of use from our wholesale customers. In addition, expenses of our existing operations decreased by $4.4 million, mainly attributable to overall cost reduction efforts throughout the company. This decrease was offset by an increase of $1.4 million attributable to expenses of the RLECs we acquired in 2001.

        Depreciation and Amortization.    Depreciation and amortization from continuing operations decreased $8.8 million to $46.3 million in 2002 from $55.1 million in 2001. The decrease of $12.0 million attributable to the discontinuance of amortizing goodwill upon the implementation of SFAS No. 142 was offset by increases in depreciation of property, plant and equipment consisting of $2.5 million attributable to the increased investment in our communications network by existing operations we acquired prior to 2001 and $0.7 million related to the companies we acquired in 2001.

        Stock Based Compensation.    For the year ended December 31, 2002, stock based compensation of $0.9 million was incurred, including $1.2 million related to a modification of an employee stock option agreement with an executive officer, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements of $0.3 million. For the year ended December 31, 2001, stock based compensation of $0.9 million was related to the decrease in the estimated value of fully vested stockholder appreciation rights agreements. This is offset by a $2.2 million non-cash stock based compensation charge related to a modification of an employee stock option agreement with an executive officer. The net charge for the year ended December 31, 2001 was $1.3 million.

        Income from Operations.    Income from continuing operations increased $15.3 million to $73.3 million in 2002 from $58.0 million in 2001. Of this increase, $13.2 million was attributable to our existing operations and $2.1 million was attributable to the RLECs we acquired in 2001. Income from our wholesale long distance company decreased $0.4 million, and stock based compensation expense decreased $0.4 million.

        Other Income (Expense).    Total other expense from continuing operations decreased $1.5 million to $81.5 million in 2002 from $83.0 million in 2001. The expense consists primarily of interest expense on long-term debt. Interest expense decreased $6.8 million to $69.5 million in 2002 from $76.3 million in 2001. During 2002, we recorded non-cash impairment of investments of $12.6 million which is associated with other than temporary declines in fair value of approximately $8.2 million of Choice One stock and a write-down of $4.4 million for certain investments accounted for under the equity method. Earnings in equity investments increased $2.9 million to $7.8 million in 2002 from $4.9 million in 2001.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2001	2002
Change in fair value of interest rate swaps	$(6,896)	$2,135
Reclassification of transition adjustment included in other comprehensive income (loss)	(1,238)	(1,437)
Realized gains (losses)	(4,739)	(10,275)

Total	$(12,873)	$(9,577)

        Income Tax Expense.    Income tax expense from continuing operations increased $0.1 million to $0.5 million in 2002 from $0.4 million in 2001. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued Operations.    Income from discontinued operations was $21.9 million in 2002. $2.4 million was a result of the South Dakota disposition and $17.5 million was a result of a gain on extinguishment of debt at Carrier Services. Losses from discontinued operations for 2001 were $186.2 million. This loss was associated with a loss on the disposition of the CLEC operations of $95.3 million, losses from the discontinued operations of the CLEC operations of $93.0 million, offset with income from the South Dakota disposition of $2.1 million.

        Net Income (Loss).    Our 2002 net income attributable to common shareholders was $1.3 million after giving effect to $11.9 million in dividends and accretion related to the series A preferred stock. Our net loss was $211.6 million for 2001, as a result of the factors discussed above and mainly associated with the loss from discontinued operations.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the years ended December 31, 2003, 2002 and 2001, cash provided by operating activities of continuing operations was $32.8 million, $55.6 million and $35.7 million, respectively.

        Net cash used in investing activities from continuing operations was $54.0 million, $30.3 million and $57.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. These cash flows primarily reflect capital expenditures of $33.6 million, $38.8 million and $43.2 million for the years ended December 31, 2003, 2002 and 2001, respectively and acquisitions of telephone properties, net of cash acquired of $33.1 million, $0 million and $18.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. There were no acquisitions of telephone properties for the year ended December 31, 2002. Offsetting capital expenditures were distributions from investments of $10.8 million, $9.0 million and $5.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. These distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

        Net cash provided by (used in) financing activities from continuing operations was $(2.0) million, $(12.5) million and $101.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. These cash flows primarily represent net proceeds of long term debt of $23.3 million and $104.2 million for the years ended December 31, 2003 and 2001, respectively. For the year ended December 31, 2002, net repayments were $11.5 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $33.6 million for the year ended December 31, 2003 and are expected to be approximately $36.6 million in 2004 (which includes a $3.8 million non-recurring capital expenditure relating to our billing platform and DSL related investments) and approximately $32.5 million in 2005.

        Our credit facility was amended and restated as part of a refinancing completed on March 6, 2003. Our credit facility was further amended on December 17, 2003, which amendment became effective on January 30, 2004, to increase the credit facility's revolving loan facility from $70 million to $85 million and tranche A term loan facility from $30 million to $40 million. On January 30, 2004, the Company used additional borrowings under the tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all indebtedness under the Carrier Services credit facility.

        We intend to use borrowings under our credit facility's revolving loan facility to fund the Berkshire acquisition.

        In 1998, the Company issued $125.0 million aggregate principal amount of 9 1/2% senior subordinated notes, or the 9 1/2% notes, and $75.0 million aggregate principal amount of floating rate notes. Both series of these notes mature on May 1, 2008. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. In March 2003 the Company used a portion of the proceeds from the offering of its 11 7/8% senior notes due 2010, or the 11 7/8% notes, and borrowings under the credit facility's tranche A term loan facility to repurchase $9.8 million aggregate principal amount of the 9 1/2% notes (together with accrued and unpaid interest thereon) for approximately $7.9 million.

        In 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% senior subordinated notes, or the 12 1/2% notes. These notes mature on May 10, 2010. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. In March 2003, the Company used a portion of the proceeds from the offering of the 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility to repurchase $7.0 million aggregate principal amount of the 12 1/2% notes (together with accrued and unpaid interest thereon) for approximately $6.1 million.

        In 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% notes. These notes mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. The proceeds from the offering of the 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility were used to: (i) repay the entire amount of all loans outstanding under the Company's then outstanding credit facility's revolving facility, acquisition facility and tranche B term loan facility; (ii) repurchase $13.3 million aggregate liquidation preference of our series A preferred stock (together with accrued and unpaid dividends thereon) at 65% of its liquidation preference; (iii) repurchase $9.8 million aggregate principal amount of the Company's outstanding 9 1/2% notes (together with accrued and unpaid interest thereon) for approximately $7.9 million; (iv) repurchase $7.0 million aggregate principal amount of the Company's outstanding 12 1/2% notes (together with accrued and unpaid interest thereon) for approximately $6.1 million; (v) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire a portion of its debt; and (vi) pay transaction fees.

        For a summary description of our debt, see "—Description of Certain Indebtedness."

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of the Company's series A preferred stock and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. In March 2003, the Company used a portion of the proceeds from the offering of the 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility to repay $2.2 million principal amount of loans under the Carrier Services credit facility, at approximately a 30% discount to par. On January 30, 2004, the Company used additional borrowings under its credit facility's tranche A term loan facility and a portion of the borrowings under its credit facility's revolving loan facility to repay in full all indebtedness under the Carrier Services credit facility.

        The Company's series A preferred stock is non-voting, except as required by applicable law, and is not convertible into common stock of the Company. The series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of series A preferred stock. The Company has the option to redeem the series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon, which we refer to as the preference amount. Under certain circumstances, the Company would be required to pay a premium of up to 6% of the preference amount in connection with the redemption of the series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the 12 1/2% notes (which first anniversary will occur in May 2011), unless prohibited by its credit facility or by the indentures governing its 9 1/2% notes, floating rate notes and 12 1/2% notes, the Company would be required to redeem all outstanding shares of the series A preferred stock at a price per share equal to the preference amount. Certain holders of the series A preferred stock have agreed with the Company to reduce the dividend rate payable on the shares they hold for a period of two years. In March 2003, the Company used a portion of the proceeds from the offering of the 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility to repurchase $13.3 million aggregate liquidation preference of the series A preferred stock.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$21,982	$21,982	—	—	—
Long term debt	803,578	—	69,710	312,319	421,549
Preferred shares subject to mandatory redemption(1)	96,699	—	—	—	96,699
Capital leases	—	—	—	—	—
Operating leases(2)	12,863	5,428	5,073	1,749	613
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	2,136	1,000	1,136	—	—
Non-compete agreements	245	145	100	—	—
Minimum purchase contract	4,027	2,833	1,194	—	—

Total contractual cash obligations	$949,975	$31,388	$77,213	$314,068	$527,306

(1)
The Company has the option to redeem the series A preferred stock at any time. Under certain circumstances, the Company would be required to pay a premium of up to 6% in connection with a redemption. The Company is required to redeem the series A preferred stock upon the occurrence of one of the following events: (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the 12 1/2% notes (which first anniversary will occur in May 2011), unless prohibited by its credit facility or the indentures governing its 9 1/2% notes, floating rate notes and 12 1/2% notes.

(2)
Real property lease obligations of $9.9 million associated with the discontinued operations discussed in note (12) to our consolidated financial statements which are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $3.0 million are also included.

(3)
Payable to affiliates of Kelso upon the occurrence of certain events. See "Item 13. Certain Relationships and Related Party Transactions—Financial Advisory Agreements."

        The following table discloses aggregate information about our commercial commitments as of December 31, 2003. Commercial commitments are items that we could be obligated to pay in the future. They are not included in our condensed consolidated balance sheets.

	Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Financial guarantee	$1,511	$617	$894	$—	$—

        The following table discloses aggregate information about our derivative financial instruments as of December 31, 2003, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$874	$874	$—	$—	$—

(1)
Fair value of interest rate swaps at December 31, 2003 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        In addition, our credit facility and the indentures governing our senior subordinated notes and our senior notes contain covenants that limit our operating flexibility and restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to: incur additional debt; pay dividends or distributions on, or redeem or repurchase, capital stock; create liens or negative pledges with respect to our assets; make investments, loans or advances; make capital expenditures; issue, sell or allow distributions on capital stock of specified subsidiaries; enter into sale and leaseback transactions; prepay or defease specified indebtedness; enter into transactions with affiliates; enter into specified hedging arrangements; merge, consolidate or sell our assets; or engage in any business other than communications. We also are required to maintain specified financial ratios and/or meet financial tests prescribed by our amended and restated credit facility. We may not be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could have an adverse effect on our business.

Our credit facility

        We have a credit facility with various lenders, Wachovia Bank, National Association, as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and Bank of America, N.A., as syndication agent. Our credit facility was amended and restated as part of a refinancing completed on March 6, 2003 to provide for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C facility. Our credit facility was further amended on December 17, 2003, which amendment became effective on January 30, 2004, to increase the credit facility's revolving loan facility from $70 million to $85 million and tranche A term loan facility from $30 million to $40 million. All of our obligations under our credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our first-tier subsidiaries. Outstanding debt under our credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

        Our amended and restated credit agreement is comprised of the following facilities:

        Revolving loan facility. A revolving loan facility of up to $70 million, of which $14.7 million was outstanding as of December 31, 2003. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the revolving loan facility to $85 million.

        Tranche A term loan facility. A tranche A term loan facility of $30 million. As of December 31, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the tranche A term loan facility to $40 million.

        Tranche C term loan facility.    As of December 31, 2003, approximately $126.4 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $20.0 million, $20.0 million $30.0 million and a final $56.4 million in 2004, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

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

        In addition, our credit facility provides that on the date occurring ninety days after the last day of each of our fiscal years, commencing December 31, 2003, 50% of excess cash flow (as defined in our credit facility) for the immediately preceding fiscal year shall be applied as a mandatory repayment of the then outstanding tranche C term loan facility; provided, however, that such requirement shall terminate at such time as (i) we first meet a senior secured leverage ratio (as defined in our credit facility) of less than or equal to 1.00 to 1.00 and (ii) no default or event of default exists under our amended and restated credit facility.

9 1/2% notes and floating rate notes issued in 1998

        The Company issued $125.0 million of the 9 1/2% notes and $75.0 million of the floating rate notes in 1998. The 9 1/2% notes bear interest at the rate of 9 1/2% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually.

        The 9 1/2% notes and floating rate notes mature on May 1, 2008. The Company may redeem the 9 1/2% notes and the floating rate notes at any time, in each case, at the redemption prices stated in the indenture under which those notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding 9 1/2% notes and floating rate notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 9 1/2% notes and floating rate notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our credit facility.

        The indenture governing the Company's 9 1/2% notes and floating rate notes contains certain customary covenants and events of default.

12 1/2% notes issued in 2000

        The Company issued $200.0 million of the 12 1/2% notes in 2000. The 12 1/2% notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears.

        The 12 1/2% notes mature on May 1, 2010. The Company may redeem the 12 1/2% notes at any time on or after May 1, 2005 at the redemption prices stated in the indenture under which the 12 1/2% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding 12 1/2% notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 12 1/2% notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our credit facility.

        The indenture governing the 12 1/2% notes contains certain customary covenants and events of default.

11 7/8% notes issued in 2003

        The Company issued $225.0 million of the 11 7/8% notes in 2003. The 11 7/8% notes bear interest at the rate of 11 7/8% per annum payable semi-annually in arrears.

        The 11 7/8% notes mature on March 1, 2010. The Company may redeem the 11 7/8% notes at any time on or after March 1, 2007 at the redemption prices stated in the indenture under which the 11 7/8% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding senior notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 11 7/8% notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company.

        The indenture governing the 11 7/8% notes contains certain customary covenants and events of default.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Accounting for income taxes; and

  •
  Valuation of long-lived assets, including goodwill

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

        We had $250.8 million in federal and state net operating loss carryforwards as of December 31, 2003. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $176.4 million prior to the expiration of the net operating loss carryforwards beginning in 2019 through 2022. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe we will realize the benefits of these deductible differences, net of the valuation allowance of $64.4 million at December 31, 2003. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

        Valuation of long-lived assets, including goodwill.    We review our long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as (1) significant underperformance relative to expected historical or projected future operating results, (2) significant regulatory changes that would impact future operating revenues, (3) significant negative industry or economic trends and (4) significant changes in the overall strategy in which we operate our overall business. Net goodwill was $468.8 million at December 31, 2003.

        We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill.

New Accounting Standards

        The Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations, which was effective January 1, 2003. This statement requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The FCC has ordered that companies subject to regulatory accounting rules not adopt SFAS No. 143 and accordingly, the Company will not adopt this standard for its regulated operations. The adoption of this pronouncement, effective January 1, 2003, did not have a material effect on the financial statements of our non-regulated entities.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 will apply to exit ("restructuring") plans initiated after December 31, 2002. Under SFAS No. 146, restructuring costs associated with a plan to exit an activity are required to be recognized when incurred. The Company's previously recorded restructuring liabilities were recognized when the Company committed to an exit plan, consistent with the guidance in EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). In the event the Company initiates new exit plans after December 31, 2002, the liability recognition of SFAS No. 146 will apply.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123. This Statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Although we have adopted the disclosure provisions required by SFAS No. 148, we do not expect to voluntarily adopt the fair value based method of accounting for our stock based compensation plans. The adoption of SFAS No. 148 did not impact our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB revised Interpretation No. 46, which clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements. As per ARB No. 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. Interpretation No. 46 clarifies applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Interpretation No. 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. Interpretation No. 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. We are in the process of reviewing the recent provisions of Interpretation No. 46. Any potential changes, as a result of implementation of Interpretation No. 46, are not expected to have a significant impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS No. 150, we meet the definition of a nonpublic entity. As described in note 7 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, we adopted SFAS No. 150 early, as of July 1, 2003.

        In March 2003, the Emerging Issues Task Force, or EITF, reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21. This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on our financial statements.

        In November 2003, the EITF reached consensus on EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, that certain quantitative and qualitative disclosures are required for equity and fixed maturity securities that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The guidance requires companies to disclose the aggregate amount of unrealized losses and the related fair value of investments with unrealized losses for securities that have been in an unrealized loss position for less than 12 months and separately for those that have been in an unrealized loss position for over 12 months, by investment category. We have adopted the disclosure requirements in these financial statements. Further discussion on the meaning of other-than-temporary impairments for EITF 03-1 is expected at a future EITF meeting.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At December 31, 2003, we recorded our marketable available-for-sale equity securities at a fair value of $1.9 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.2 million.

        Approximately 75% of our debt bears interest at fixed rates or effectively at fixed rates. We have limited our exposure to material future earnings or cash flow changes due to changes in interest rates on our floating rate long-term debt through the use of interest rate swaps. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facilities have variable interest based on either the prime rate or LIBOR. If interest rates on our variable rate debt averaged 10% more, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $1.4 million for the year ended December 31, 2003.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. Our liability for the fair value of these swaps was approximately $0.9 million at December 31, 2003. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used two interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire in May 2004.

ITEM 8.    INDEPENDENT AUDITORS' REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report

         The Board of Directors
FairPoint Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As described in note 1 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets effective January 1, 2002.

        As described in notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity effective July 1, 2003.

/s/ KPMG LLP
Omaha, Nebraska
March 12, 2004

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2003

(Amounts in thousands, except per share data)

	2002	2003
Assets
Current assets:
Cash	$5,394	5,603
Accounts receivable, net	25,024	28,845
Materials and supplies	3,355	4,139
Prepaid and other	1,548	1,517
Investments available-for-sale	560	1,889
Assets of discontinued operations	806	105
Assets held for sale	16,647	—

Total current assets	53,334	42,098

Property, plant, and equipment, net	271,690	266,706

Other assets:
Goodwill, net of accumulated amortization	443,781	468,845
Investments	43,627	41,792
Debt issue costs, net of accumulated amortization	15,157	21,614
Notes receivable—related party	—	1,000
Covenants not to compete, net of accumulated amortization	806	151
Other	858	862

Total other assets	504,229	534,264

Total assets	$829,253	843,068

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$20,664	14,671
Other accrued liabilities	18,797	13,116
Accrued interest payable	10,501	16,739
Current portion of long-term debt	5,704	21,982
Accrued property taxes	2,192	1,968
Current portion of obligation for covenants not to compete	536	145
Demand notes payable	427	407
Income taxes payable	219	70
Liabilities of discontinued operations	5,065	4,461
Liabilities held for sale	639	—

Total current liabilities	64,744	73,559

Long-term liabilities:
Long-term debt, net of current portion	798,486	803,578
Preferred shares subject to mandatory redemption	—	96,699
Other liabilities	13,070	12,278
Liabilities of discontinued operations	5,265	2,571
Obligation for covenants not to compete, net of current portion	245	100
Unamortized investment tax credits	134	85

Total long-term liabilities	817,200	915,311

Minority interest	16	15
Common stock subject to put options, 239 shares at December 31, 2002 and 163 shares at December 31, 2003	3,136	2,136
Redeemable preferred stock, Series A nonvoting, nonconvertible, par value $0.01 per share. Authorized 1,000 shares; issued and outstanding 105 shares; redemption value of $104,779	90,307	—
Commitments and contingencies
Stockholders' deficit:
Common stock:
Class A voting, par value $0.01 per share. Authorized 236,200 shares; issued and outstanding 45,611 shares at December 31, 2002 and 2003	456	456
Class B nonvoting, convertible, par value $0.01 per share. Authorized 150,000 shares	—	—
Class C nonvoting, convertible, par value $0.01 per share. Authorized 13,800 shares; issued and outstanding 4,269 shares at December 31, 2002 and 2003	43	43
Additional paid-in capital	206,942	198,065
Accumulated other comprehensive loss	(1,132)	1,366
Accumulated deficit	(352,459)	(347,883)

Total stockholders' deficit	(146,150)	(147,953)

Total liabilities and stockholders' deficit	$829,253	843,068

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2001, 2002, and 2003

(Dollars in thousands)

	2001	2002	2003
Revenues	$230,176	230,819	231,432

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	115,763	110,265	111,188
Depreciation and amortization	55,081	46,310	48,089
Stock-based compensation	1,337	924	15

Total operating expenses	172,181	157,499	159,292

Income from operations	57,995	73,320	72,140

Other income (expense):
Net gain (loss) on sale of investments and other assets	(648)	34	608
Interest and dividend income	1,998	1,898	1,792
Interest expense	(76,314)	(69,520)	(90,224)
Impairment on investments	—	(12,568)	—
Equity in net earnings of investees	4,930	7,798	10,092
Realized and unrealized gains (losses) on interest rate swaps	(12,873)	(9,577)	(1,387)
Other nonoperating, net	(77)	441	(1,505)

Total other expense	(82,984)	(81,494)	(80,624)

Loss from continuing operations before income taxes	(24,989)	(8,174)	(8,484)
Income tax benefit (expense)	(431)	(518)	236
Minority interest in income of subsidiaries	(2)	(2)	(2)

Loss from continuing operations	(25,422)	(8,694)	(8,250)

Discontinued operations:
Income (loss) from discontinued operations	(90,894)	2,433	1,929
Income (loss) on disposal of assets of discontinued operations	(95,284)	19,500	7,992

Income (loss) from discontinued operations	(186,178)	21,933	9,921

Net income (loss)	(211,600)	13,239	1,671
Redeemable preferred stock dividends and accretion	—	(11,918)	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	2,905

Net income (loss) attributed to common shareholders	$(211,600)	1,321	(4,316)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2001, 2002, and 2003

(Amounts in thousands)

	Class A Common		Class B Common		Class C Common
									Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
							Additional paid-in capital	Unearned compensation		Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	45,527	$455	—	$—	4,269	$43	227,245	(9,707)	440	(154,098)	64,378
Net loss	—	—	—	—	—	—	—	—	—	(211,600)	(211,600)
Compensation expense for stock-based awards	—	—	—	—	—	—	1,337	(1,138)	—	—	199
Forfeit of unvested stock options	—	—	—	—	—	—	(10,845)	10,845	—	—	—
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	—	—	—	(118)	—	(118)
Exercise of stock options	92	1	—	—	—	—	299	—	—	—	300
Other comprehensive loss from cash flow hedges	—	—	—	—	—	—	—	—	(2,569)	—	(2,569)
Repurchase and cancellation of shares of common stock	(8)	—	—	—	—	—	(100)	—	—	—	(100)

Balance at December 31, 2001	45,611	456	—	—	4,269	43	217,936	—	(2,247)	(365,698)	(149,510)
Net income	—	—	—	—	—	—	—	—	—	13,239	13,239
Compensation expense for stock-based awards	—	—	—	—	—	—	924	—	—	—	924
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	—	—	—	(322)	—	(322)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	1,437	—	1,437
Preferred stock accretion	—	—	—	—	—	—	(1,000)	—	—	—	(1,000)
Preferred stock dividends	—	—	—	—	—	—	(10,918)	—	—	—	(10,918)

Balance at December 31, 2002	45,611	456	—	—	4,269	43	206,942	—	(1,132)	(352,459)	(146,150)
Net income	—	—	—	—	—	—	—	—	—	1,671	1,671
Compensation expense for stock-based awards	—	—	—	—	—	—	15	—	—	—	15
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	—	—	—	1,469	—	1,469
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	1,029	—	1,029
Repurchase redeemable preferred stock	—	—	—	—	—	—	—	—	—	2,905	2,905
Preferred stock accretion	—	—	—	—	—	—	(729)	—	—	—	(729)
Preferred stock dividends	—	—	—	—	—	—	(8,163)	—	—	—	(8,163)

Balance at December 31, 2003	45,611	$456	—	$—	4,269	$43	198,065	—	1,366	(347,883)	(147,953)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2001 2002, and 2003

(Dollars in thousands)

	2001		2002		2003
Net income (loss)		$(211,600)		13,239		1,671
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses)	$833		(8,491)		1,618
Less reclassification adjustment for gain realized in net income (loss)	(951)		(7)		(149)
Reclassification for other than temporary loss included in net income	—	(118)	8,176	(322)	—	1,469

Cash flow hedges:
Cumulative effect of a change in accounting principle	(4,664)		—		—
Reclassification adjustment	2,095	(2,569)	1,437	1,437	1,029	1,029

Other comprehensive income (loss)		(2,687)		1,115		2,498

Comprehensive income (loss)		$(214,287)		14,354		4,169

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2002, and 2003

(Dollars in thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(211,600)	13,239	1,671

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	186,178	(21,933)	(9,921)
Dividends and accretion on shares subject to mandatory redemption	—	—	9,049
Depreciation and amortization	55,081	46,310	48,089
Amortization of debt issue costs	4,018	3,664	4,171
Provision for uncollectible revenue	1,035	2,997	1,028
Income from equity method investments	(4,930)	(7,798)	(10,092)
Deferred patronage dividends	(394)	(253)	(233)
Minority interest in income of subsidiaries	2	2	2
Loss on early retirement of debt	—	—	1,503
Net loss (gain) on sale of investments and other assets	648	(34)	(608)
Impairment on investments	—	12,568	—
Amortization of investment tax credits	(138)	(85)	(37)
Stock-based compensation	1,337	924	15
Change in fair value of interest rate swaps and reclassification of transition adjustment recorded in comprehensive income (loss)	8,134	(698)	(6,664)
Changes in assets and liabilities arising from continuing operations, net of acquisitions:
Accounts receivable	707	2,534	(3,801)
Prepaid and other assets	(939)	1,266	(771)
Accounts payable	(175)	900	(7,185)
Accrued interest payable	233	506	7,786
Other accrued liabilities	(4,009)	1,640	418
Income taxes	306	379	(149)
Other assets/liabilities	223	(496)	(1,437)

Total adjustments	247,317	42,393	31,163

Net cash provided by operating activities of continuing operations	35,717	55,632	32,834

Cash flows from investing activities of continuing operations:
Acquisition of telephone properties, net of cash acquired	(18,862)	—	(33,114)
Acquisition of property, plant, and equipment	(43,175)	(38,803)	(33,595)
Proceeds from sale of property, plant, and equipment	131	377	377
Distributions from investments	5,013	9,018	10,775
Payment on covenants not to compete	(945)	(805)	(536)
Acquisition of investments	(652)	(493)	(17)
Proceeds from sale of investments and other assets	1,329	448	2,100

Net cash used in investing activities of continuing operations	(57,161)	(30,258)	(54,010)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	316,215	129,080	317,680
Repayment of long-term debt	(211,973)	(140,560)	(294,414)
Repurchase of shares of common stock subject to put options	(975)	(1,000)	(1,000)
Repurchase of redeemable preferred stock	—	—	(8,645)
Loan origination costs	(2,322)	(63)	(15,593)
Dividends paid to minority stockholders	—	(3)	(4)
Proceeds from exercise of stock options	300	—	—
Repayment of capital lease obligation	(11)	—	—

Net cash provided by (used in) financing activities of continuing operations	101,234	(12,546)	(1,976)

Net cash contributed (from) to continuing operations (to) from discontinued operations	(80,862)	(10,353)	23,361

Net increase (decrease) in cash	(1,072)	2,475	209
Cash, beginning of year	3,991	2,919	5,394

Cash, end of year	$2,919	5,394	5,603

Supplemental disclosures of cash flow information:
Interest paid	$91,807	76,611	77,351

Income taxes paid, net of refunds	$111	252	701

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock issued in connection with long-term debt settlement	$—	93,861	—

Long-term debt forgiveness in connection with Carrier Services' debt settlement	$—	2,000	—

Redeemable preferred stock dividends paid in-kind	$—	10,918	8,163

Gain on repurchase of redemmable preferred stock	$—	—	2,905

Accretion of redeemable preferred stock	$—	1,000	729

Long-term debt issued in connection with Carrier Services' interest rate swap settlement	$—	3,003	—

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$—	887	1,548

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001, 2002, and 2003

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

        Collectively, the wholly owned subsidiaries of STE, Ventures, and Services primarily provide telephone local exchange services in various states. Operations also include resale of long distance services, internet services, cable services, equipment sales, and installation and repair services. MJD Capital Corp. leases equipment to other subsidiaries of FairPoint. Carrier Services provides wholesale long distance services. Broadband provides wireless broadband services and wholesale data products.

        STE's wholly owned subsidiaries include Sunflower Telephone Company, Inc. (Sunflower); Northland Telephone Company of Maine, Inc. and Northland Telephone Company of Vermont (Collectively, the Northland Companies); and ST Long Distance, Inc. (ST Long Distance). Ventures' wholly owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua and Erie Telephone Corporation (C&E); The Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); GTC Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications, LLC (Fretel); Comerco, Inc. (Comerco); Marianna and Scenery Hill Telephone Company (Marianna); Community Service Telephone Co. (CST); and Commtel Communications Inc. (Commtel). Services' wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Ravenswood Communications, Inc. (Ravenswood); and Yates City Telephone Company (Yates).

  (b) Principles of Consolidation and Basis of Presentation

        The consolidated financial statements include the accounts of FairPoint and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

        On November 7, 2001, the Company announced Carrier Services' plan to sell certain of its assets and to discontinue competitive communications operations. As a result of the adoption of this plan, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued (see note 12).

        On September 30, 2003, the Company completed the sale of all of the capital stock owned by Services of Kadoka Telephone Co., Union Telephone Company of Hartford, Armour Independent Telephone Co. and WMW Cable TV Co. As a result of this sale, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued and the assets and liabilities of these operations were reclassified as held for sale at December 31, 2002 (see note 2). This divestiture is referred to herein as the South Dakota Divestiture.

        The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain

Types of Regulation (SFAS No. 71). This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment; as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

  (c) Use of Estimates

        The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (d) Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, long distance services, internet and data services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's Public Utilities Commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to regional Bell operating companies. These charges are billed based on toll or access tariffs approved by the local state's Public Utilities Commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the Federal Communications Commission.

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

        Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and billed are one month in advance and deferred until earned. The majority of the Company's miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each message billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided. The Company recognizes directory services revenue over the subscription period of the corresponding directory. Billing and collection is normally billed under contract or tariff supervision. Directory services are normally billed under contract.

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

        The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31 (dollars in thousands):

	2001	2002	2003
Balance, beginning of period	$1,434	1,355	1,235
Additions due to acquisitions	4	—	202
Provision charged to expense	1,035	2,997	292
Amounts written off, net of recoveries	(1,118)	(3,117)	(701)

Balance, end of period	$1,355	1,235	1,028

  (f) Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are principally related to receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.

        The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counter parties will be able to fully satisfy their obligations under the contracts.

  (g) Investments

        Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC), Choice One Communications Inc. (Choice One), various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank, RTB, and the RTFC is nonmarketable and stated at cost. For investments in partnerships, the equity method of accounting is used.

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

        The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for Federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative's earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The RTB investment pays dividends annually at the discretion of its board of directors.

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

  (i) Debt Issue Costs

        Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. During 2003, $5.0 million in net book value of debt issue costs were written off in association with refinancing activity classified as other nonoperating expense in the statements of operations. Accumulated amortization of loan origination costs from continuing operations was $13.0 million and $10.3 million at December 31, 2002 and 2003, respectively.

  (j) Goodwill and Other Intangible Assets

        Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired.

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which the Company adopted effective January 1, 2002, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows. In fiscal year 2001, goodwill was amortized using the straight-line method over an estimated useful life of 40 years. Accumulated amortization of goodwill at December 31, 2003 and 2002 is $33.7 million.

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

        FairPoint files a consolidated income tax return with its subsidiaries. FairPoint has a tax sharing agreement in which all of its subsidiaries are participants. All intercompany tax transactions and accounts have been eliminated in consolidation.

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2003, the Company had two interest rate swap agreements with a combined notional amount of $50.0 million and expiration dates of May 2004.

        In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities (SFAS No. 133). In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133 (SFAS No. 138). SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment (the "transition adjustment") of $(4.7) million in other comprehensive income (loss) to recognize at fair value all interest rate swap agreements. The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were cancelled or transferred to other parties. At December 31, 2003, the Company expects to reclassify to nonoperating income (expense) during the next 12 months $0.1 million from the transition adjustment that was recorded in other comprehensive income (loss).

        Effective January 1, 2001, the Company discontinued hedge accounting prospectively on its existing interest rate swap agreements because the agreements do not qualify as accounting hedges under SFAS No. 133. As of December 31, 2002 and 2003, the fair value of all outstanding interest rate swap agreements used in continuing operations was $8.6 million and $0.9 million, respectively.

        On May 1, 2001, the Company entered into an interest swap with a notional amount of $25 million that was being accounted for as a cash flow hedge under the provisions of SFAS No. 133. The effective portion of the loss on this interest rate swap ($0.6 million) was being recorded in other comprehensive income (loss) through the third quarter of 2001. In association with the discontinued operations of the competitive communications business at Carrier Services and the bank negotiations in relation to Carrier Services' Credit Facility, as of December 31, 2001, the Company discontinued hedge accounting on this swap. As of December 31, 2001, the fair value of this interest rate swap was $0.6 million, and was recorded in the statements of operations as a charge to discontinued operations. In addition, the Company reclassified $0.6 million from other comprehensive income (loss) to discontinued operations from the translation adjustment recorded on January 1, 2001 for the other remaining interest rate swap (notional amount of $50 million) used by the Company for Carrier Services' Credit Facility. The fair market value of this swap was $2.6 million at December 31, 2001. At December 31, 2001, these interest rate swaps were classified as current liabilities of discontinued operations on the consolidated balance sheet at their respective fair values. These interest rate swaps were settled in May 2002 in conjunction with the restructuring of Carrier Services' Credit Facility.

        Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to realized and unrealized gains (losses) on interest rate swaps.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2001	2002	2003
Change in fair value of interest rate swaps	$(6,896)	2,135	7,693
Reclassification of transition adjustment included in other comprehensive income (loss)	(1,238)	(1,437)	(1,029)
Realized gains (losses)	(4,739)	(10,275)	(8,051)

Total	$(12,873)	(9,577)	(1,387)

  (n) Stock Appreciation Rights

        Stock appreciation rights have been granted to certain members of management by principal shareholders of the Company. The Company accounts for stock appreciation rights in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company measures compensation as the amount by which the market value of the shares of the Company's stock covered by the grant exceeds the option price or value specified, by reference to a market price or otherwise, subject to any appreciation limitations under the plan and a corresponding credit to additional paid-in capital. Changes, either increases or decreases, in the market value of those shares between the date of the grant and the measurement date result in a change in the measure of compensation for the right. Valuation of stock appreciation rights is typically based on traditional valuation models utilizing multiples of cash flows, unless there is a current market value for the Company's stock.

  (o) Stock Option Plans

        At December 31, 2003, the Company has three stock-based employee compensation plans. The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been:

	December 31, 2001	December 31, 2002	December 31, 2003
	(Dollars in thousands)
Net income (loss), as reported	$(211,600)	13,239	1,671
Stock-based compensation expense included in reported net income (loss)	2,203	1,260	15
Stock-based compensation determined under fair value based method	40	(1,387)	(658)

Pro forma net income (loss)	$(209,357)	13,112	1,028

        The pro forma impact on income for the year ended December 31, 2001 assumes estimated forfeitures for those employees subject to termination due to the discontinued competitive communications operations. The pro forma impact on income for the year ended December 31, 2002 assumes estimated forfeitures for an employee who retired in January 2003. The pro forma impact on income for the year ended December 31, 2003 assumes estimated forfeitures for an employee who retired in December 2003. The stock-based compensation expense does not agree to the consolidated statements of operations due to the credit adjustments related to the stock appreciation rights of $(0.9) million and $(0.3) million for the years ended December 31, 2001 and 2002, respectively. There were no adjustments to the stock appreciation rights in the year ended December 31, 2003, as the fair market value per share of the Company's common stock remained flat during the year. The pro forma effects are not representative of the effects on reported net income for future years.

  (p) Certain Financial Instruments with Characteristics of Liabilities and Equity

        The Company prospectively adopted SFAS No. 150, effective July 1, 2003. The SFAS No. 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented. SFAS No. 150 requires the Company to classify as a long-term liability its Series A Preferred Stock and to reclassify dividends and accretion from the Series A Preferred Stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the Consolidated Balance Sheet as of December 31, 2003 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

  (q) Business Segments

        Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's only separately reportable business segment is its traditional telephone operations. The Company's traditional telephone operations are conducted in rural, suburban and small urban communities in various states. The operating income of this segment is reviewed by the chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's competitive communications operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations.

  (r) Reclassifications

        Certain amounts previously reported have been reclassified to conform to current year presentation.

(2)   Acquisitions

        On September 4, 2001, the Company acquired 100% of the capital stock of Marianna. This acquisition is not deductible for tax purposes. On September 28, 2001, the Company acquired certain assets of Illinois Consolidated Telephone Company. This acquisition is deductible for tax purposes. The aggregate purchase price for these acquisitions was $23.5 million.

        On December 1, 2003, the Company acquired 100% of the capital stock of CST and Commtel. The purchase for this acquisition was $32.6 million. The Company believes the entire amount of goodwill will be deductible for income tax purposes.

        Acquisition costs were $0.3 million and $0.3 million in 2001 and 2003, respectively. The Company's 2001 and 2003 acquisitions have been accounted for using the purchase method and, accordingly, the results of their operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $14.4 million and $25.1 million and has been recognized as goodwill in 2001 and 2003, respectively.

        The allocation of the total net purchase price for the 2001 and 2003 acquisitions are shown in the table below:

	2001	2003
	(Dollars in thousands)
Current assets	$5,659	1,027
Property, plant, and equipment	4,953	8,301
Excess cost over fair value of net assets acquired	14,358	25,064
Other assets	6	—
Current liabilities	(111)	(1,182)
Other liabilities	(1,098)	(268)

Total net purchase price	$23,767	32,942

        The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisitions made in each of the following years occurred at the beginning of the preceding year. These results include certain adjustments, including increased interest expense on debt related to the acquisitions, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the acquisitions had been in effect at the beginning of the period or which may be attained in the future.

	Pro forma year ended December 31,
	2001	2002	2003
	(Dollars in thousands) (Unaudited)
Revenues	$233,640	$238,466	$238,663
Loss from continuing operations	(25,182)	(8,321)	(8,190)
Net income (loss)	(211,360)	13,612	1,731

(3)   Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows (dollars in thousands):

Balance, December 31, 2001 and 2002	$454,306
Disposal of South Dakota Divestiture	(10,525)

Balance, December 31, 2002, adjusted for discontinued operations	443,781
Acquisition of CST and Commtel	25,064

Balance, December 31, 2003	$468,845

        In connection with the transitional goodwill impairment evaluation performed as of January 1, 2002, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. In performing the initial transitional impairment test, the Company determined that the carrying amount of its reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss upon adoption of SFAS No. 142. The Company updated its annual impairment testing of goodwill as of October 1, 2002 and 2003, and determined that no impairment loss was required to be recognized.

        As of the date of adoption of SFAS No. 142, the Company had unamortized goodwill of $443.8 million and equity method goodwill of $10.3 million. The loss from continuing operation as of

December 31, 2001. adjusted as if SFAS No. 142 had been effective as of January 1, 2001, compared to actual results for the years ended 2002 and 2003 (dollars in thousands) is as follows:

	2001	2002	2003
Reported loss from continuing operations	$(25,422)	$(8,694)	$(8,250)
Amortization of goodwill	11,680	—	—
Amortization of equity method goodwill	282	—	—

Adjusted loss from continuing operations	$(13,460)	$(8,694)	$(8,250)

        As of the date of adoption, the Company had $1.7 million in covenants not to compete that are intangible assets subject to amortization under SFAS No. 142. The covenants not to compete are being amortized over their useful lives of three to five years. Accumulated amortization of covenants not to compete was $3.9 million and $4.6 million at December 31, 2002 and 2003, respectively. The Company recorded amortization of $0.9 million, $0.9 million, and $0.7 million for the years ended December 31, 2001, 2002, and 2003, respectively. The Company will continue to amortize the covenants over their remaining estimated useful lives and will record amortization of $0.1 million during 2004.

(4)   Property, Plant, and Equipment

        A summary of property, plant, and equipment from continuing operations is shown below:

	Estimated life (in years)	2002	2003
		(Dollars in thousands)
Land	—	$3,667	$3,861
Buildings and leasehold improvements	2 - 40	34,122	36,331
Telephone equipment	3 - 50	548,152	591,621
Cable equipment	3 - 20	1,456	1,568
Furniture and equipment	3 - 34	15,448	18,184
Vehicles and equipment	3 - 20	19,200	20,712
Computer software	3 - 5	2,046	2,277

Total property, plant, and equipment		624,091	674,554
Accumulated depreciation		(352,401)	(407,848)

Net property, plant, and equipment		$271,690	$266,706

        The telephone company composite depreciation rate for property and equipment was 7.61%, 7.62%, and 7.46% in 2001, 2002, and 2003, respectively. Depreciation expense from continuing operations for the years ended December 31, 2001, 2002, and 2003 was $41.9 million, $45.3 million, and $47.1 million, respectively.

(5)   Investments

        The cost, unrealized holding gains and losses, and fair value of the Company's marketable equity investments classified as available-for-sale, at December 31, 2002 and 2003 are summarized below (dollars in thousands):

	Cost	Unrealized holding gains	Unrealized holding loss	Fair value
December 31, 2002	$560	—	—	560
December 31, 2003	420	1,469	—	1,889

        Proceeds from sales of available-for-sale securities were $1.1 million, $0.4 million, and $0.3 million in 2001, 2002, and 2003, respectively. Gross gains of $1.0 million, approximately $7,000 and $0.1 million in 2001, 2002, and 2003, respectively, were realized on those sales.

        The Company's noncurrent investments at December 31, 2002 and 2003 consist of the following:

	2002	2003
	(Dollars in thousands)
Investment in cellular companies and partnerships	$16,341	14,399
RTB stock	20,125	20,125
CoBank stock and unpaid deferred CoBank patronage	4,903	5,136
RTFC secured certificates and unpaid deferred RTFC patronage	534	478
Other nonmarketable minority equity investments and Non-Qualified Deferred Compensation Plan assets	1,724	1,654

Total investments	$43,627	41,792

        The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three-month lag. The investments accounted for under the equity method and the Company's ownership percentage as of December 31, 2002 and 2003 are summarized below:

	2002	2003
Chouteau Cellular Telephone Company	33.7%	33.7%
Illinois Valley Cellular RSA 2—I Ptnrs	13.3%	—
Illinois Valley Cellular RSA 2—II Ptnrs	13.3%	—
Illinois Valley Cellular RSA 2—III Ptnrs	13.3%	—
ILLINET Communications, LLC	9.1%	9.1%
Orange County-Poughkeepsie Limited Partnership	7.5%	7.5%
ILLINET Communications of Central IL LLC	5.2%	5.2%
Syringa Networks, LLC	13.9%	13.9%

        Proceeds from sales of investments accounted for under the equity method were $0.2 million and $1.8 million in 2001 and 2003, respectively. Gross gains of approximately $43,000 and $0.5 million, respectively, were realized on those sales. There were no sales of investments accounted for under the equity method during 2002.

        Chouteau Cellular Telephone Company (a limited partnership in which the Company holds a 1.0% general partner interest and a 32.67% limited partner interest) (Chouteau) is an investment vehicle which holds a 25% member interest in Independent Cellular Telephone, LLC (ICT). ICT in turn is an investment vehicle which holds a 44.45% member interest in United States Cellular Telephone of Greater Tulsa, LLC (Tulsa, LLC). Because Tulsa, LLC is the actual operating entity within the overall investment structure, its summary financial information is presented below, rather than summary information for the Chouteau Cellular Telephone Company, which is the actual entity accounted for under the equity method on the books of the Company:

	September 30
	2002	2003
	(Dollars in thousands)
Current assets	$12,346	10,060
Property, plant, and equipment, net	65,394	90,060
Other	20,648	20,834

Total assets	$98,388	120,954

Current liabilities	$55,070	70,718
Noncurrent liabilities	2,878	1,165
Members' equity	40,440	49,071

Total liabilities and members' equity	$98,388	120,954

	Twelve months ended September 30
	2001	2002	2003
	(Dollars in thousands)
Revenues	$95,852	96,361	98,747
Operating income	7,338	12,407	12,482
Net income before cumulative effect of a change in accounting principle	4,950	10,402	13,232
Cumulative effect of a change in accounting principle	(963)	—	—
Net income	3,987	10,402	13,232

        In addition to holding the 44.45% member interest in Tulsa, LLC, ICT has long-term debt consisting of variable rate borrowings (5.50% at December 31, 2003) under a loan agreement with RTFC, due in quarterly installments of $0.7 million including interest through 2006. The note is collateralized by the assets of ICT, including its investment in Tulsa, LLC. The RTFC debt balance at December 31, 2003 was $6.0 million. The Company has issued an unsecured guarantee of the RTFC debt. As of December 31, 2003, the amount of the unsecured guarantee was $1.5 million.

        During 2003, the Company sold its ownership percentages of Illinois Valley Cellular RSA 2-I Partnership, Illinois Valley Cellular RSA 2-II Partnership and Illinois Valley Cellular RSA 2-III Partnership. Proceeds from the sales of these investments were $1.8 million and gross gains of approximately $0.4 million were realized on these sales.

        The Company continually evaluates its investment holdings for evidence of impairment. During 2002, the Company determined that the decline in market value of its Choice One common stock was

"other than temporary." As such, the Company recorded a noncash charge of $8.2 million. This charge is classified with the impairment on investments in the consolidated statements of operations.

        During 2002, the Company determined that the carrying amount exceeded the estimated fair value of some investments accounted for under the equity method, and such declines were "other than temporary." As such, the Company recorded a noncash charge of $1.7 million and $2.7 million, respectively, for the Chouteau and the Illinois Valley Cellular RSA 2—I, II, and III partnership investments. These charges are classified with the impairment on investments in the consolidated statements of operations.

(6)   Long-term Debt

        Long-term debt at December 31, 2002 and 2003 is shown below:

	2002	2003
	(Dollars in thousands)
Senior secured notes, variable rates ranging from 4.25% to 10.57% at December 31, 2003, due 2004 to 2007	$351,778	171,091
Senior subordinated notes due 2008:
Fixed Rate Notes, 9.50%	125,000	115,207
Variable Rate Notes, 5.81% at December 31, 2003	75,000	75,000
Senior subordinated notes, 12.50%, due 2010	200,000	193,000
Senior subordinated notes, 11.78% due 2010	—	225,000
Carrier Services' senior secured notes, 8.00%, due 2007	28,829	24,570
Senior notes to RTFC:
Fixed rate, 9.20%, due 2009	3,250	2,776
Variable rate, 5.50% at December 31, 2003, due 2009	4,871	4,162
Subordinated promissory notes, 7.00%, due 2005	7,000	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 2.00% to 10.78%, due 2003 to 2016	7,090	6,492
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	1,372	1,262

Total outstanding long-term debt	804,190	825,560
Less current portion	(5,704)	(21,982)

Total long-term debt, net of current portion	$798,486	803,578

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2003 are as follows (dollars in thousands):

Fiscal year:
2004	$21,982
2005	32,119
2006	37,591
2007	119,619
2008	192,700
Thereafter	421,549

$825,560

  Senior Secured Notes

        On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche C) amortized over nine years, $155 million of term debt (tranche B) amortized over eight years, and $85 million of reducing revolving credit facility debt (revolving facility) with a term of 6.5 years. On March 14, 2000, an additional $165 million of reducing revolving credit facility debt (acquisition facility) with a term of 4.5 years was committed and made available to the Company under the Credit Facility. The Credit Facility requires that the Company maintain certain financial covenants.

        The Credit Facility was amended and restated as part of a refinancing completed on March 6, 2003. Our amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. Our amended and restated credit facility consists of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $156.4 million and a revolving credit facility in an aggregate principal amount of $70.0 million. All of our obligations under our amended and restated credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our mid-tier subsidiaries. Outstanding debt under our amended and restated credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

        Our amended and restated credit facility is comprised of the following facilities:

  Revolving loan facility.    A revolving loan facility of $70 million. As of December 31, 2003, $14.7 million was outstanding under the revolving loan facility. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

  Tranche A term loan facility.    A tranche A term loan facility of $30 million. As of December 31, 2003, $30.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

  Tranche C term loan facility.    As of December 31, 2003, approximately $126.4 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $20.0 million, $20.0 million, $30.0 million and a final $56.4 million in years 2004, 2005, 2006, and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

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

        In addition, our amended and restated credit facility provides that on the date occurring 90 days after the last day of each of our fiscal years, commencing December 31, 2003, 50% of excess cash flow (as defined in our amended and restated credit facility) for the immediately preceding fiscal year shall be applied as a mandatory repayment of the then outstanding tranche C term loan facility; provided, however, that such requirement shall terminate at such time as (i) we first meet a senior secured leverage ratio (as defined in our credit facility) of less than or equal to 1.00 to 1.00 and (ii) no default or event of default exists under our amended and restated credit facility.

        On January 30, 2004, the Company amended its amended and restated credit facility to increase its revolving loan facility from $70.0 million to $85.0 million and its tranche A term loan facility from $30.0 million to $40.0 million. The Company used all of the additional borrowing under the Tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all of the indebtedness under Carrier Services' Senior Secured Notes. There was no gain or loss on the extinguishment of this indebtedness.

        The Company used two interest rate swap agreements, with notional amounts of $25 million each, to effectively convert a portion of its variable interest rate exposure under the Credit Facility to fixed rates ranging from 8.07% to 10.34%. The expiration date of the swap agreements is May 2004.

        The Company's amended and restated credit facility allows the Company to request letters of credit to support obligations of the Company incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the amended and restated credit facility. As of December 31, 2003, $1.0 million had been issued under this letter of credit.

Fixed Rate and Floating Rate Senior Subordinated Notes issued in 1998

        FairPoint issued $125.0 million aggregate principal amount of Senior Subordinated Notes (the 1998 Fixed Rate Notes) and $75.0 million of Floating Rate Notes (the 1998 Floating Rate Notes) in 1998. The 1998 Fixed Rate Notes bear interest at the rate of 9 1/2% per annum and the 1998 Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the 1998 Floating Rate Notes is determined semi-annually.

        The 1998 Fixed Rate Notes and 1998 Floating Rate Notes mature on May 1, 2008. FairPoint may redeem the 1998 Fixed Rate Notes and the 1998 Floating Rate Notes at any time, in each case, at the redemption prices stated in the indenture under which those notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, FairPoint must offer to repurchase the outstanding 1998 Fixed Rate Notes and 1998 Floating Rate Notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 1998 Fixed Rate Notes and 1998 Floating Rate Notes are general unsecured obligations of FairPoint, subordinated in right of payment to all existing and future senior indebtedness of FairPoint, including all obligations under the Company's amended and restated credit facility.

        The indenture governing the 1998 Fixed Rate Notes and 1998 Floating Rate Notes contains certain customary covenants and events of default.

        At December 31, 2003 the Company's restricted covenants do not allow the Company to make any dividend payments.

Senior Subordinated Notes issued in 2000

        FairPoint issued $200.0 million aggregate principal amount of Senior Subordinated Notes (the 2000 Notes) in 2000. The 2000 Notes bear interest at the rate of 12 1/2% per annum, payable semi-annually in arrears.

        The 2000 Notes mature on May 1, 2010. FairPoint may redeem the 2000 Notes at any time on or after May 1, 2005 at the redemption prices stated in the indenture under which the 2000 Notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, FairPoint must offer to repurchase the outstanding 2000 Notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 2000 Notes are general unsecured obligations of FairPoint, subordinated in right of payment to all existing and future senior indebtedness of FairPoint, including all obligations under the Company's amended and restated credit facility.

        The indenture governing the 2000 Notes contains certain customary covenants and events of default.

Senior Notes issued in 2003

        FairPoint issued $225.0 million aggregate principal amount of Senior Notes in 2003 (the 2003 Notes). The 2003 Notes bear interest at the rate of 11 7/8% per annum, payable semi-annually in arrears.

        The 2003 Notes mature on March 1, 2010. FairPoint may redeem the 2003 Notes at any time on or after March 1, 2007 at the redemption prices stated in the indenture under which the 2003 Notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, FairPoint must offer to repurchase the outstanding 2003 Notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 2003 Notes are general unsecured obligations of FairPoint, ranking pari passu in right of payment with all existing and future senior debt of FairPoint, including all obligations under the Company's amended and restated credit facility, and senior in right of payment to all existing and future subordinated indebtedness of FairPoint.

        The indenture governing the 2003 Notes contains certain customary covenants and events of default.

        The proceeds from the offering of the 2003 Notes and borrowings under the Company's amended and restated credit facility's tranche A term loan facility were used to: (i) repay the entire amount of all loans outstanding under FairPoint's then outstanding credit facility's revolving facility, acquisition facility and tranche B term loan facility; (ii) repurchase $13.3 million aggregate liquidation preference of the Company's Series A Preferred Stock (together with accrued and unpaid dividends thereon) at 65% of its liquidation preference; (iii) repurchase $9.8 million aggregate principal amount of the 1998 Fixed Rate Notes (together with accrued and unpaid interest thereon) for approximately $7.9 million; (iv) repurchase $7.0 million aggregate principal amount of the 2000 Notes (together with accrued and unpaid interest thereon) for approximately $6.1 million; (v) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire $2.2 million of its debt; and (vi) pay transaction fees.

        As a result of the issuance of the 2003 Notes, the Company recorded $2.8 million and $0.7 million of non-operating gains on the extinguishment of the 1998 Fixed Rate Notes and 2000 Notes and the Carrier Services debt, respectively. The Company also repurchased some Series A Preferred Stock at a discount of $2.9 million. Additionally, the Company recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

  Carrier Services' Senior Secured Notes

        On May 10, 2002, Carrier Services entered into an Amended and Restated Credit Agreement with its lenders to restructure the obligations of Carrier Services and its subsidiaries under Carrier Services' Credit Facility. In connection with such restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of the obligations under Carrier Services' Credit Facility, (ii) the lenders converted $93.9 million of the loans and obligations under Carrier Services' Credit Facility into shares of the Company's Series A Preferred Stock having a liquidation preference equal to the amount of the loans and obligations under Carrier Services' Credit Facility, and (iii) the remaining loans under Carrier Services' Credit Facility and Carrier Services' obligations under its swap arrangements were converted into $27.9 million aggregate principal amount of new term loans.

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

        The converted loans under the new Carrier Services' Amended and Restated Credit Agreement consist of two term loan facilities: (i) Tranche A Loans in the aggregate principal amount of $8.7 million and (ii) Tranche B Loans in the aggregate principal amount of $19.2 million, each of which matures in May 2007. Interest on the new loans is payable monthly and accrues at a rate of 8% per annum; provided, however, that upon an event of default the interest rate shall increase to 10% per annum. Interest on the Tranche A Loans must be paid in cash and interest on Tranche B Loans may be paid, at the option of Carrier Services, either in cash or in kind. For the years ended December 31,

2002 and 2003, $0.9 million and $1.5 million, respectively, in additional debt was issued to satisfy the accrued in kind interest on the Tranche B loans. The principal of the Tranche A Loans is due at maturity and the principal of the Tranche B Loans is payable as follows: (a) $3,026,000 is due on September 30, 2005; (b) $5,372,000 is due on September 30, 2006; and (c) the remaining principal balance is due at maturity. On May 6, 2003, Carrier Services extinguished $2.2 million of the tranche A and tranche B loans. Carrier Services has made mandatory prepayments on the tranche B loans utilizing payments received under its tax sharing agreement with the Parent and proceeds from asset sales. As of December 31, 2003, approximately $7.9 million tranche A and $16.7 million of tranche B loans remained outstanding. On January 30, 2004, these loans were paid in full utilizing borrowings under the Company's amended and restated credit facility.

  Other

        In conjunction with the senior notes payable to the RTFC and the RTB and the first mortgage notes payable to the Rural Utilities Service, certain of the Company's subsidiaries are subject to restrictive covenants limiting the amounts of dividends that may be paid.

        The Company also has $0.4 million of unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2003.

(7)   Redeemable Preferred Stock

        The Series A Preferred Stock was issued to the lenders in connection with the Carrier Services debt restructuring. The Series A Preferred Stock is nonvoting and is not convertible into common stock of the Company. The Series A Preferred Stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A Preferred Stock are payable, at the option of the Company, either in cash or in additional shares of Series A Preferred Stock. The Company has the option to redeem any outstanding Series A Preferred Stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the Preference Amount). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A Preferred Stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A Preferred Stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its senior subordinated notes. In connection with the March refinancing, certain holders of the Series A Preferred Stock agreed to reduce the dividend rate payable on the shares they hold from 17.428% to 15% for the period from March 6, 2003 to March 6, 2005.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity, in which this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS No. 150, the Company meets the definition of a nonpublic entity. The Company prospectively adopted SFAS No. 150, effective July 1, 2003. The SFAS No. 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented.

        SFAS No. 150 requires the Company to classify as a long-term liability its Series A Preferred Stock and to classify dividends and accretion from the Series A Preferred Stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the Balance Sheets as of December 31, 2003 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

        The initial carrying amount of the Series A Preferred Stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) at the mandatory redemption date (May 2011). On March 6, 2003, in connection with the Company's issuance of the 2003 Notes, the Company used a portion of these proceeds to repurchase $13.3 million aggregate liquidation preference of its Series A Preferred Stock at a 35% discount (together with accrued and unpaid dividends thereon). For the years ended December 31, 2002 and 2003, the Series A Preferred Stock has been increased by $1.0 million and $1.4 million, respectively, to reflect the periodic accretions. The carrying amount of the Series A Preferred Stock has been further increased by $10.9 million and $16.5 million in connection with dividends paid in-kind on the outstanding shares of the Series A Preferred Stock for the years ended December 31, 2002 and 2003, respectively. Prior to the adoption of SFAS No. 150, additional paid-in capital has been decreased $11.9 million and $8.9 million for the increases in the carrying balance of the Series A Preferred Stock for the year ended December 31, 2002 and the period ended June 30, 2003, respectively. Upon the adoption of SFAS No. 150, pre-tax income has been decreased $9.0 million for the increases in the carrying balance of the Series A Preferred Stock for the period July 1, 2003 through December 31, 2003.

(8)   Employee Benefit Plans

        The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2001, 2002, and 2003, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $1.8 million, $1.4 million, and $2.7 million for the years ended December 31, 2001, 2002, and 2003, respectively.

        In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $16,000, $1,000, and $7,000 for the years ended December 31, 2001, 2002, and 2003, respectively. At December 31, 2002 and 2003, the NQDC Plan assets were $0.5 million. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

        C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to the plans were $0.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2001, 2002, and 2003, respectively.

(9)   Income Taxes

        Income tax benefit (expense) from continuing operations for the years ended December 31, 2001, 2002, and 2003 consists of the following components:

	2001	2002	2003
	(Dollars in thousands)
Current:
Federal	$—	—	—
State	(569)	(603)	199

Total current income tax benefit (expense) from continuing operations	(569)	(603)	199

Investment tax credits	138	85	37

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred income tax benefit (expense) from continuing operations	—	—	—

Total income tax benefit (expense) from continuing operations	$(431)	(518)	236

        Total income tax benefit (expense) from continuing operations was different than that computed by applying U.S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 2001, 2002, and 2003. The reasons for the differences are presented below:

	2001	2002	2003
	(Dollars in thousands)
Computed "expected" tax benefit from continuing operations	$7,791	1,952	2,880
State income tax benefit (expense), net of Federal income tax expense	(376)	(398)	131
Amortization of investment tax credits	138	85	37
Goodwill amortization	(3,339)	—	—
Dividends on preferred stock	—	—	(3,077)
Dividends received deduction	—	—	94
Stock-based compensation	(749)	(428)	—
Valuation allowance	(4,067)	(1,851)	—
Disallowed expenses and other	171	122	171

Total income tax benefit (expense) from continuing operations	$(431)	(518)	236

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2003 are presented below:

	2002	2003
	(Dollars in thousands)
Deferred tax assets:
Federal and state tax loss carryforwards	$94,223	91,527
Employee benefits	632	784
Restructure charges and exit liabilities	2,873	1,917
Allowance for doubtful accounts	451	375
Alternative minimum tax and other state credits	2,861	2,209

Total gross deferred tax assets	101,040	96,812
Valuation allowance	(71,733)	(64,392)

Net deferred tax assets	29,307	32,420

Deferred tax liabilities:
Property, plant, and equipment, principally due to depreciation differences	16,716	17,244
Goodwill, due to amortization differences	8,906	10,654
Basis in investments	3,685	4,522

Total gross deferred tax liabilities	29,307	32,420

Net deferred tax assets	$—	—

        The valuation allowance for deferred tax assets as of December 31, 2002 and 2003 was $71.7 million and $64.4 million, respectively. The change in the valuation allowance was $(4.9) million and $(7.3) million of which $1.9 million and $0.0 million was allocated to continuing operations and

$(6.8) million and $(7.3) million to discontinued operations for the years ended December 31, 2002 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $176.4 million prior to the expiration of the net operating loss carryforwards in 2022. Taxable income (loss) for the years ended December 31, 2002 and 2003 was $(11.2) million and $7.6 million, respectively. Based upon the level of projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2003. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

        At December 31, 2003, federal and state net operating loss carryforwards of $250.8 million expire in 2019 to 2022. At December 31, 2003, the Company has alternative minimum tax credits of $1.7 million which may be carried forward indefinitely.

(10) Stockholders' Equity

        The following summarizes the authorized share capital of the Company:

  Class A common stock—authorized 236,200,000 voting common shares at a par value of $0.01 per share. Class A common shares carry one vote per share.

  Class B common stock—authorized 150,000,000 nonvoting, convertible common shares at a par value of $0.01 per share.

  Class C common stock—authorized 13,800,000 nonvoting, convertible common shares at a par value of $0.01 per share. The Class C common shares are automatically convertible into Class A common shares upon either the completion of an initial public offering of at least $150 million of the Company's Class A common stock or the occurrence of certain conversion events, as defined in the articles of incorporation. The conversion rate for the Class C common shares to Class A common shares is one-for-one.

  Series A preferred stock—authorized 1,000,000 nonvoting, nonconvertible, redeemable preferred shares at a par value of $0.01 per share (see note 7).

  Series D preferred stock—authorized 100,000,000 nonvoting, convertible, cumulative participating preferred shares at a par value of $0.01 per share.

        In May 2002, the Company amended and restated its certificate of incorporation to eliminate its Series D preferred stock and to designate and authorize the issuance of up to 1,000,000 shares of Series A preferred stock.

  Issuance of Common Stock Subject to Put Obligations

        In connection with the acquisition of Fremont, the Company issued 457,318 shares of Class A common stock to certain of the former owners of Fremont. Under the terms of the agreements, these shares can be put back to the Company at any time. The purchase price for such stock is the higher of the current fair market value or the fair market value of the Company's common stock on the date of the acquisition of Fremont. Such former owners of Fremont exercised their put options on 75,418 shares in December 2000 and on 66,676 shares in March 2001. The Company has recorded the common stock subject to put options as temporary equity in the accompanying consolidated balance sheets. In May 2001, the Company loaned $999,980 to such former owners of Fremont. In January 2002, these loans were paid with 76,218 shares subject to the put options. In January 2003, put options on 76,218 shares were exercised for $999,980. In July 2003, the Company loaned $999,980 to such former owners of Fremont; these loans mature on January 2, 2005. In January 2004, put options on 76,218 shares were exercised for $999,980.

(11) Stock Option Plans

  Compensation expense

        In April 2000, the Company issued stock options under the 1998 Plan to employee participants in the FairPoint Communications Corp. Stock Incentive Plan (Carrier Services' Plan) in consideration of the cancellation of all options previously granted under the Carrier Services' Plan. The Company issued 1,620,465 and 73,200 options to purchase Class A common stock of the Company at an exercise price of $3.28 per share and $13.12 per share, respectively. The Company was recognizing a compensation charge on these Carrier Services' options for the amount the market value of the Company's common stock exceeded the exercise price on the date of grant. In order to maintain the same economic benefits as previously existed under the Carrier Services' Plan, Carrier Services also intended to provide a cash bonus to its employees for each option exercised. The Company was amortizing the compensation charge related to the Carrier Services' option grant and the cash bonus over the vesting period of five years up to the settlement of these options in 2001.

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

        Certain principal shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recognized a benefit of $0.9 million and $0.3 million in 2001 and 2002, respectively, as the value associated with the stock appreciation rights declined. There were no adjustments to the stock appreciation rights in the year ended December 31, 2003, as the fair market value per share of the Company's common stock remained flat during the year.

  1995 Stock Option Plan

        In February 1995, the Company adopted the 1995 Plan. The 1995 Plan covers officers, directors, and employees of the Company. The Company may issue qualified or nonqualified stock options to purchase up to 1,136,800 shares of the Company's Class A common stock to employees that will vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 852,800 shares at $0.25 per share. There were no options granted since 1995.

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

        Stock option activity under the 1995 Plan is summarized as follows:

	2001	2002	2003
Outstanding at January 1	592,460	592,460	592,460
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31	592,460	592,460	592,460

Exercisable at December 31	592,460	592,460	592,460

Stock options available to grant at December 31, 2003			284,000

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

        Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $4.28 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will record compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely.

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

        Stock option activity under the 1998 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2001	6,088,315	$2.22
Granted	—	—
Exercised	(91,500)	3.28
Forfeited	(1,590,525)	3.21

Outstanding at December 31, 2001	4,406,290	1.84
Granted	250,000	7.00
Exercised	—	—
Forfeited	(225,090)	3.28

Outstanding at December 31, 2002	4,431,200	2.06
Granted	—	—
Exercised	—	—
Forfeited	(17,500)	1.71

Outstanding at December 31, 2003	4,413,700	2.06

Stock options available to grant at December 31, 2003	2,538,840

Options outstanding			Options exercisable
Exercise price	Number outstanding at December 31, 2003	Remaining contractual life (years)	Number exercisable at December 31, 2003	Weighted average exercise price
$1.71	3,961,400	4.60	—	$—
2.74	184,000	5.50	—	—
3.28	18,300	6.30	13,725	3.28
7.00	250,000	8.00	—	—

	4,413,700		13,725	$3.28

        The weighted average remaining contractual life for the options outstanding at December 31, 2003 is 4.8 years.

  FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan

        In May 2000, the Company adopted the 2000 Plan. The 2000 Plan provided for grants to members of management of up to 10,019,200 options to purchase Class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 2,365,510. In December 2003, the Company amended the 2000 Plan to allow for the grant to members of management of up to 10,019,200 shares of restricted stock in addition to shares available for stock options. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option.

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

        Restricted stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. In December 2003, 144,506 restricted stock units were awarded with an aggregate value of $890,000. The Company has recognized a compensation charge of $15,000 during 2003 related to these awards and will recognize the balance of compensation expense over the remaining vesting period.

        Stock option activity under the 2000 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2001	3,997,141	$13.12
Granted	—	—
Exercised	—	—
Canceled or forfeited	(3,997,141)	13.12

Outstanding at December 31, 2001	—	—
Granted	1,337,109	7.00
Exercised	—	—
Canceled or forfeited	(116,368)	7.00

Outstanding at December 31, 2002	1,220,741	7.00
Granted	478,025	7.00
Exercised	—	—
Canceled or forfeited	(111,758)	7.00

Outstanding at December 31, 2003	1,587,008	7.00

Stock options available to grant at December 31, 2003	778,502

        The remaining contractual life for the options outstanding at December 31, 2003 was 8.75 years, and 422,715 options were exercisable.

        The per share weighted average fair value of stock options granted under the 2000 Plan during 2000, 2002, and 2003 were $1.85, $2.84, and $1.59, respectively, on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted average risk free interest rate of 6.49%, 5.28%, and 4.26% in 2000, 2002, and 2003 respectively, and an estimated option life of 10 years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made.

(12) Discontinued Operations and Restructure Charges

        Competitive Communications Business Operations.    In October and November of 2001, Carrier Services sold certain assets of its competitive communications operations to Advanced TelCom, Inc., a wholly owned subsidiary of Advance Telcom Group, Inc. and Choice One. Total proceeds from these sales of assets were $9.0 million in cash and 2,500,000 restricted shares of Choice One common stock (valued at $7.9 million). The Company recorded a net loss of $31.1 million from the sale of these assets. In April 2002, Carrier Services earned an additional 1,000,000 restricted shares of Choice One Common Stock based on the number of access lines converted to the Choice One operating platform within 120 days after closing. The value of these additional shares, $0.8 million, was recognized as a gain within discontinued operations in 2002.

        In November 2001, in connection with the sale of certain of its assets as previously discussed, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these results are presented as discontinued operations. The Company recognized a total charge of $95.3 million on the disposal of its competitive communications operations, including the $31.1 million loss on the sale of assets, $36.1 million for the write-off of the remaining operating assets, including property, plant and equipment, and $28.1 million for expenses the Company estimated it would incur during the phase-out period, net of estimated revenue to be received from customers until they were transitioned to other carriers. Estimated expense for the phase-out period included interest expense. Interest expense was allocated to discontinued operations based on the interest incurred by the Company under Carrier Services' Credit Facility and the two interest rate swaps related to this facility.

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of FairPoint's Series A Preferred Stock having a liquidation preference equal to the amount of such loans and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans.

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

        Selected information from discontinued operations of Carrier Services for the year ended December 31, 2001 (dollars in thousands):

Revenue	$57,080

Operating loss	44,943

Loss before income taxes	93,952
Income tax benefit	985

Loss from discontinued operations	$92,967

Capital expenditures	$37,426

        Assets and liabilities of discontinued operations of Carrier Services as of December 31, 2002 and 2003 follows:

	2002	2003
	(Dollars in thousands)
Cash	$25	—
Accounts receivable	781	105

Current assets of discontinued operations	$806	105

Accounts payable	$(35)	—
Accrued liabilities	(2,743)	(1,516)
Restructuring accrual	(1,968)	(2,682)
Accrued property taxes	(319)	(263)

Current liabilities of discontinued operations	$(5,065)	(4,461)

Restructuring accrual	$(5,214)	(2,571)
Other liabilities	(51)	—

Long-term liabilities of discontinued operations	$(5,265)	(2,571)

        In connection with Carrier Services' debt restructuring, as of May 10, 2002, the converted loans of $27.9 million are classified as long-term debt as these loans will be serviced through continuing operations. Investments in marketable securities (consisting of Choice One stock) were also reclassified from discontinued operations to other current assets as these investments upon liquidation will fund the debt service requirements of Carrier Services' debt.

        The 2000 restructure charges include provisions of $3.3 million for the termination benefits for 360 employees, losses from abandoned leased facilities, equipment, and other obligations of $10.3 million, and $0.1 million of other costs associated with the plan of restructuring. Accrued liabilities of the discontinued operations of Carrier Services included $13.3 million for amounts unpaid at December 31, 2000 for this plan of restructuring.

        In the first quarter of 2001, the Company completed additional plans for the restructuring of operations at Carrier Services, which resulted in recording a charge of $33.6 million. Of the total 2001 restructuring charge, $3.4 million related to employee termination benefits and other employee termination related costs. The Company terminated 365 positions in January 2001. Certain positions were eliminated at the central operating facility in Albany, New York, and at the corporate office in

Charlotte, North Carolina. In addition, another 11 sales offices were closed and staff at the remaining sales offices were reduced.

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

        Except for the remaining liabilities associated with equipment and lease terminations, all liabilities for employee termination benefits and other liabilities were settled or paid by December 31, 2001, for the 2000 and 2001 plans of restructuring. These remaining liabilities were re-evaluated and increased by $1.9 million in 2001. During 2002 and 2003, the Company entered into arrangements related to certain leases and revised its assumptions on certain other remaining leases. For these reasons, there was a reduction to the remaining restructure obligation of $1.2 million in 2002 and $0.2 million in 2003. These reductions have been recognized as a gain and classified within discontinued operations for the year ended December 31, 2002 and 2003, respectively.

        Selected information relating to the restructuring charge follows:

	Employee termination benefits	Equipment, occupancy, and other lease terminations	Write-down of property, plant, and equipment	Other	Total
	(Dollars in thousands)
Restructuring accrual as of December 31, 2000	$3,028	10,207	—	108	13,343
Restructure charge	3,416	12,180	17,916	95	33,607
Write-down of assets to net realizable value	—	—	(16,696)	—	(16,696)
Adjustments from initial estimated charges	(91)	1,916	(1,220)	59	664
Cash payments	(6,353)	(11,993)	—	(262)	(18,608)

Restructuring accrual as of December 31, 2001	—	12,310	—	—	12,310
Adjustments from initial estimated charges	—	(1,192)	—	—	(1,192)
Cash payments	—	(3,936)	—	—	(3,936)

Restructuring accrual as of December 31, 2002	—	7,182	—	—	7,182
Adjustments from initial estimated charges	—	(246)			(246)
Cash payments	—	(1,683)			(1,683)

Restructuring accrual as of December 31, 2003	$—	5,253	—	—	5,253

        Rural Local Exchange Carrier Operations.    On September 30, 2003, the Company completed the sale of all of the capital stock owned by Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. ("Golden West"). The sale was completed in accordance with the terms of the Purchase Agreement, dated as of May 9, 2003 (the "Purchase Agreement"), with Golden West. The Company received $24,156,000 in sales proceeds, subject to certain escrow obligations as set forth in the Purchase Agreement. The South Dakota properties were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to fund acquisitions completed in 2003. The operations of these companies are presented as discontinued operations. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly.

        Income from the South Dakota Divestiture operations consists of the following (dollars in thousands):

	Twelve months ended December 31,
			Nine months ended September 30, 2003
	2001	2002
Revenue	$5,037	5,299	4,028

Income from discontinued operations	$2,073	2,433	1,929

        Assets and liabilities of the South Dakota Divestiture as of December 31, 2002 follow (dollars in thousands):

Cash	$178
Accounts receivable	430
Property, plant and equipment, net	5,027
Investments	395
Goodwill, net of accumulated amortization	10,526
Other	91

Current assets held for sale	$16,647

Accounts payable	$342
Accrued liabilities	297

Current liabilities held for sale	$639

        The Company recorded a gain on disposal of the South Dakota companies of $7.7 million.

(13) Related Party Transactions

        The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related but not limited to equity financings and strategic planning. The Company paid $1.0 million for each of the years ended December 31, 2001, 2002, and 2003 in such fees to the equity investors and this expense is classified within operating expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's boards of directors meetings. The Company reimbursed the equity investors $0.1 million, $43,000, and $21,000 for the years ended December 31, 2001, 2002, and 2003, respectively, for travel and related expenses. Per the financial advisory agreements, the advisory and consulting fees to be paid to each of the principal shareholders through December 31, 2006 is $0.5 million per annum. In January 2000, the Company entered into an agreement whereby the Company must obtain consent from its two principal shareholders in order to incur debt in excess of $5.0 million.

        In 2001, a law firm in which a partner of such law firm is a director of the Company, was paid $0.8 million, of which $0.3 million was for general counsel services, $0.1 million was for services related to financings, and $0.4 million was for services related to the restructure and discontinuance of the competitive communications operations. In 2002, this same law firm was paid $0.8 million, of which $0.3 million was for general counsel services, $0.3 million was for services related to the discontinuance of the competitive communications operations, and $0.2 million was for services related to acquisitions. In 2003, this same law firm was paid $1.3 million, of which $0.4 million was for general counsel services and $0.9 million was for services related to financings. All payments made by the Company for general counsel services and unsuccessful acquisition bids are classified within operating expenses on the statements of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to successful acquisition bids have been capitalized as direct costs of the acquisitions. All services related to the restructure and discontinuance of the competitive communications operations have been classified in discontinued operations.

        On July 31, 2003, the Company loaned $990,980 to two employees that are the former owners of Fremont. These loans mature on January 2, 2005.

(14) Quarterly Financial Information (Unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands)
2002:
Revenue	$57,156	55,570	57,778	60,315
Income (loss) from continuing operations	4,927	(7,826)	(1,442)	(4,353)
Net income (loss)	5,501	11,083	933	(4,278)
2003:
Revenue	$55,812	57,285	58,566	59,769
Income (loss) from continuing operations	668	(1,112)	(4,209)	(3,597)
Net income (loss)	1,294	(504)	4,283	(3,402)

        In the second quarter of 2002, the Company recorded a gain in discontinued operations of $17.5 million related to the extinguishment of debt and settlement of its interest rate swap agreements. In the second, third, and fourth quarters of 2002, the Company recorded a noncash charge of $5.6 million, $1.8 million and $0.8 million, respectively, related to the other than temporary decline in market value of its Choice One common stock. In the fourth quarter of 2002, the Company recorded a noncash charge of $4.4 million related to the other than temporary decline in market value of investments accounted for under the equity method. During the fourth quarter of 2002, the Company identified errors in the fair value calculations of the interest rate swaps and recorded an adjustment of $0.9 million to increase expense that related to prior periods. The effect of this entry was not material to previously reported results.

        In the first quarter of 2003, the Company recognized a $3.5 million nonoperating gain on the extinguishment of the Senior Subordinated Notes and the Carrier Services' loans, offset by a loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt. In the third quarter of 2003, the Company recognized a gain of $7.7 million on the South Dakota Divestiture.

(15) Disclosures About the Fair Value of Financial Instruments

  Cash, Accounts Receivable, Accounts Payable, and Demand Notes Payable

        The carrying amount approximates fair value because of the short maturity of these instruments.

  Investments

        Investments classified as available for sale and trading are carried at their fair value which approximates $0.6 million and $0.5 million, respectively, at December 31, 2002 and $1.9 million and $0.5 million, respectively, at December 31, 2003 (see note 5 and note 8).

  Long-term Debt

        The fair value of the Company's publically registered long-term debt is stated at quoted market prices. The fair value of the Company's remaining long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2002 and 2003, the Company had long-term debt with a carrying value of $804.2 million and $825.6 million, respectively, and estimated fair values of $683.6 million and $870.7 million, respectively.

  Redeemable Preferred Stock

        The fair value of the Company's redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock. At December 31, 2002 and 2003, the Company's carrying value of its redeemable preferred stock was $90.3 million and $96.7 million, respectively, and estimated fair value was $68.1 million and $97.3, respectively.

  Limitations

        Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) Revenue Concentrations

        Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. Revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 26.5%, 26.3%, and 26.3% of the Company's total revenues from continuing operations for the years ended December 31, 2001, 2002, and 2003, respectively.

(17) Revenue Settlements

        Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue sharing arrangements and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdiction and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates. The Company recognized $7.2 million, $3.1 million and $3.0 million of revenue for settlements and adjustments related to prior years during 2001, 2002, and 2003, respectively.

(18) Commitments and Contingencies

  Operating Leases

        Future minimum lease payments under noncancellable operating leases as of December 31, 2003 are as follows:

	Continuing operations	Discontinued operations
	(Dollars in thousands)
Year ending December 31:
2004	$1,256	4,172
2005	593	2,424
2006	266	1,790
2007	160	1,491
2008	98	—
Thereafter	613	—

Total minimum lease payments	$2,986	9,877

Less estimated rentals to be received under subleases		(4,556)

Estimated minimum lease payments included in liabilities of discontinued operations		$5,321

        Total rent expense from continuing operations was $3.4 million, $3.1 million, and $3.1 million in 2001, 2002, and 2003, respectively.

  Legal Proceedings

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, that management believes would have a material adverse effect on the Company's financial position or results of operations.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures.

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in rule 15d-14(c) of the Securities Exchange Act of 1934).

        Based upon that evaluation, the Company's chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in this report has been timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in this report has been accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

  (b)
  Changes in internal controls.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth information with respect to our directors, executive officers and other key personnel. Executive officers are generally appointed annually by the board of directors to serve, subject to the discretion of the board of directors, until their successors are appointed.

Name	Age	Position
Eugene B. Johnson	56	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer
Peter G. Nixon	51	Chief Operating Officer
Walter E. Leach, Jr.	52	Senior Vice President and Chief Financial Officer
John P. Duda	56	President
Shirley J. Linn	53	Vice President, General Counsel and Secretary
Timothy W. Henry	48	Vice President of Finance and Treasurer
Lisa R. Hood	38	Vice President and Controller
Daniel G. Bergstein	60	Co-Founder and Director
Frank K. Bynum, Jr.	41	Director
Anthony J. DiNovi	41	Director
George E. Matelich	47	Director
Kent R. Weldon	36	Director

        Eugene B. Johnson.    Mr. Johnson has served as our Chairman since January 1, 2003 and as our Chief Executive Officer since January 1, 2002. Prior to his current responsibilities, Mr. Johnson was Chief Development Officer from May 1993 to December 2002 and Vice Chairman from August 1998 to December 2002. Mr. Johnson is a co-founder and has been a director of our company since 1991. From 1997 to 2002, Mr. Johnson served as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies, or OPASTCO, the primary industry organization for small independent telephone companies. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson currently is chairman of OPASTCO's USF committee.

        Peter G. Nixon.    Mr. Nixon has served as our Chief Operating Officer since November 2002. Previously, Mr. Nixon was our Senior Vice President of Corporate Development from February 2002 to November 2002 and President of our Telecom Group from April 2001 to February 2002. Prior to this, Mr. Nixon served as President of our Eastern Region Telecom Group from June 1999 to April 2001 and President of Chautauqua & Erie Telephone Corporation, or C&E, from July 1997, when we acquired C&E, to June 1999. From April 1, 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1, 1978 to March 31, 1989, Mr. Nixon served as Vice President of Operations for C&E. Mr. Nixon has served as the past Chairman of the New York State Telephone Association, in addition to his involvement in several community and regional organizations.

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

        John P. Duda.    Mr. Duda has served as our President since April 2001. Mr. Duda is primarily responsible for industry relations, public policy and regulatory and legislative affairs. Prior to his current responsibilities, Mr. Duda was our Chief Operating Officer from April 2001 to November 2002. Mr. Duda also served as President of our Telecom Group and was responsible for all aspects of our RLEC operations from January 1994 to April 2001. Prior to 1994, Mr. Duda served as Vice President, Operations and Engineering of Rochester Tel Mobile Communications, State Vice President Minnesota, Nebraska and Wyoming and Director of Network Planning and Operations for Pennsylvania and New Jersey for Sprint and served in various management positions with C&P Telephone and Bell Atlantic. Mr. Duda is currently a member of the United States Telecom Association's Board of Directors. Mr. Duda is also currently a member of the OPASTCO Board of Directors.

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

        Frank K. Bynum, Jr.    Mr. Bynum has served as a director of our company since July 1997. He is also a Managing Director of Kelso. Mr. Bynum joined Kelso in 1987 and has held positions of increasing responsibility at Kelso prior to becoming a Managing Director. Mr. Bynum is a director of CDT Holdings, plc, Citation Corporation, Endurance Business Media, Inc., eMarkets, Inc. and 21st Century Newspapers, Inc. He is also a Trustee of Prep for Prep and a member of the Board of Trustees of the College Foundation of the University of Virginia.

        Anthony J. DiNovi.    Mr. DiNovi has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P., where he has been employed since 1988. Mr. DiNovi is a director of American Media, Inc., Endurance Specialty Holdings Ltd., Eye Care Centers of America Inc., Fisher Scientific International, Inc., Michael Foods, Inc., National Waterworks, Inc., US LEC Corp., Vertis, Inc. and various private corporations.

        George E. Matelich.    Mr. Matelich has served as a director of our company since July 1997. Mr. Matelich is currently a Managing Director of Kelso, with which he has been associated since 1985. Mr. Matelich is a director of Capital Environmental Resource, Inc. Mr. Matelich is also a Trustee of the University of Puget Sound.

        Kent R. Weldon.    Mr. Weldon has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon worked at the firm from 1991 to 1993 and rejoined it in 1995. Prior to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Michael Foods, Inc. and Syratech Corporation.

Committees of the Board of Directors

        Our board of directors has standing audit and compensation committees.

Audit Committee

        Our audit committee currently consists of Frank K. Bynum, Jr., George E. Matelich and Kent R. Weldon. Among other functions, our audit committee:

  •
  makes recommendations to our board of directors regarding the selection of independent auditors;

  •
  reviews the results and scope of the audit and other services provided by our independent auditors;

  •
  reviews our financial statements; and

  •
  reviews and evaluates our internal control functions.

        George E. Matelich has been designated as the audit committee financial expert for purposes of the Securities Exchange Act of 1934, and is not independent.

Compensation Committee

        Our compensation committee currently consists of Anthony J. DiNovi and George E. Matelich. The compensation committee makes recommendations to our board of directors regarding the following matters:

  •
  executive compensation;

  •
  salaries and incentive compensation for our employees; and

  •
  the administration of our stock option plans and defined contribution plans.

Compensation Committee Interlocks and Insider Participation

        For the fiscal year ended December 31, 2003, our compensation committee consisted of Anthony J. DiNovi and George E. Matelich. Mr. DiNovi has served as a director of our company since January 2000. Mr. Matelich has served as a director of our company since July 1997. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee.

Director Compensation

        Currently, we reimburse non-employee directors for any expenses incurred in attending meetings of our board of directors and committees of our board of directors.

Code of Ethics for Financial Professionals

        We have adopted a code of ethics for financial professionals, or code, as required by the United States Securities and Exchange Commission, or SEC, under Section 406 of the Sarbanes-Oxley Act of 2002. The code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by the Company's senior financial officers, including its chief executive officer, and is a supplement to our Code of Conduct and the other policies and procedures that govern the conduct of our employees. In addition to applying to the our chief executive officer, chief financial officer, vice president of finance and treasurer, controller and regional controllers, this Code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of the Company's financial statements and the other financial data included in our periodic reports to the SEC and in other public communications made by us that are designated from time to time by the chief financial officer as senior financial professionals.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning compensation paid to our chief executive officer and our other four most highly compensated executive officers in the years indicated.

Summary Compensation Table

Long-term Compensation Awards
Number of Securities Underlying Options/ SARS
Annual Compensation
Name and Principal Position				Other Annual Compensation(1)		All Other Compensation(2)
	Year	Salary	Bonus
Eugene B. Johnson Chairman and Chief Executive Officer	2003 2002 2001	$341,923 256,500 285,000	$166,450 69,543 —	$45,353 46,093 37,511	— 358,131 —	$13,252 11,038 10,540
Peter G. Nixon Chief Operating Officer	2003 2002 2001	$198,789 155,000 151,827	$95,200 47,024 60,014	— — —	156,906 44,426 —	$ 9,690 9,690 8,243
Walter E. Leach, Jr. Senior Vice President and Chief Financial Officer	2003 2002 2001	$199,219 171,074 186,250	$95,200 45,752 33,000	$36,130 20,077 21,191	25,000 408,278 —	$11,661 9,822 8,100
John P. Duda President	2003 2002 2001	$189,000 189,081 200,000	$61,625 50,568 —	$31,127 37,431 29,701	— 285,640 —	$10,435 10,435 10,839
Shirley J. Linn Vice President, General Counsel and Secretary	2003 2002 2001	$188,758 180,000 168,294	$76,700 40,157 64,782	— — —	93,750 48,594 —	$11,379 9,898 9,378

(1)
Reflects the value of certain benefits provided pursuant to employment arrangements.

(2)
Reflects matching contributions made under our 401(k) plan and the value of group term life insurance coverage.

1995 Stock Option Plan

        Our 1995 Stock Option Plan, or 1995 plan, was adopted on February 22, 1995. The 1995 plan provides for the grant of options to purchase up to an aggregate of 1,136,800 shares of our class A common stock. The 1995 plan is administered by our compensation committee, which makes discretionary grants of options to our officers, directors and employees.

        Options granted under the 1995 plan may be incentive stock options, which qualify for favorable Federal income tax treatment under Section 422A of the Internal Revenue Code, or nonstatutory stock options.

        The selection of participants, allotment of shares, determination of price and other conditions of purchase of such options is determined by our compensation committee, in its sole discretion. Each option grant is evidenced by a written incentive stock option agreement or nonstatutory stock option agreement dated as of the date of grant and executed by us and the optionee. Such agreement also sets forth the number of options granted, the option price, the option term and such other terms and conditions as may be determined by the board of directors. As of March 15, 2004, a total of 592,460 options to purchase shares of our class A common stock were outstanding under the 1995 plan. Such options are exercisable at a price of $.25 per share.

        Options granted under the 1995 plan are nontransferable, other than by will or by the laws of descent and distribution.

1998 Stock Incentive Plan

        In August 1998, we adopted our 1998 Stock Incentive Plan, or 1998 plan. The 1998 plan provides for grants to members of management of up to 6,952,540 nonqualified options to purchase our class A common stock, at the discretion of our compensation committee. These options generally vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control (as defined in the 1998 plan), outstanding options will vest immediately. As of March 15, 2004, a total of 4,413,700 options were outstanding under the 1998 plan.

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

        On December 31, 2001, 450,000 options were forfeited and the vesting schedule of 200,000 options was modified. These options were rescheduled to vest equally over the ensuing 24 months on a monthly vesting schedule of 8,333.34 options per month such that all 200,000 options were fully vested in December 2003.

        On January 1, 2002, an additional 250,000 shares were issued at $7.00 per option. At issuance, 41,667 options were vested immediately. The remaining 208,333 options vested equally over 15 months at a rate of 13,888.87 options per month such that all 250,000 options were fully vested in March 2003.

        In April 2000, all of the options outstanding under Carrier Services' stock option plan were converted to options to purchase our class A common stock under the 1998 plan. As a result, 925,500 options to purchase common stock of Carrier Services were converted into an aggregate of 1,693,665 options to purchase our class A common stock, which become immediately exercisable upon vesting. As of March 15, 2004, 18,300 options to purchase our class A common stock at an exercise price of $3.28 per share were outstanding under this grant. Upon completion of the conversion, the Carrier Services stock option plan was terminated.

2000 Employee Stock Incentive Plan

        In May 2000, we adopted the 2000 Employee Stock Incentive Plan, or 2000 plan. The 2000 plan provides for grants to members of management of up to 10,019,200 options to purchase our class A common stock, at the discretion of our compensation committee. During 2002, we amended the 2000 plan to limit the number of shares available for grant to 2,365,510. In December 2003, we amended the 2000 plan to allow for the grant to members of management of shares of restricted stock in addition to stock options. As of March 15, 2004, 144,506 restricted stock units were outstanding. Options granted under the 2000 plan may be of two types: (i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 plan shall be a nonstatutory stock option.

        Under the 2000 plan, unless otherwise determined by our compensation committee at the time of grant, participating employees are granted options to purchase our class A common stock at exercise prices not less than the market value of our class A common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15%

on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, we will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

        On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 3,274,935 options were cancelled. The remaining options outstanding under this plan were forfeited during 2001. In March 2002, an additional 1,337,109 shares were issued at $7.00 per option. During 2003, 111,758 options were forfeited and 478,025 options were issued at $7.00 per option. As of March 15, 2004, 1,585,729 options were outstanding under the 2000 plan.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

        The following table sets forth the information with respect to the named executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 2003, the number of securities underlying options as of December 31, 2003 and the year-end value of all unexercised in-the-money options held by such individuals.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Numbers of Securities Underlying Unexercised Options/SARs At Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In The Money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable(1)
Eugene B. Johnson	0	0	267,266/1,499,065	$1,260,012/$5,314,763
Peter G. Nixon	0	0	12,627/288,705	— /$627,807
Walter E. Leach, Jr.	0	0	204,139/838,539	— /$3,210,410
John P. Duda	0	0	157,880/632,820	$561,805/$2,169,578
Shirley J. Linn	0	0	19,182/123,162	— /$115,500

(1)
Represents the difference between the exercise price and the fair market value of our common stock at December 31, 2003.

Employment Agreements

  Eugene B. Johnson

        In December 2002, we entered into an employment agreement with Mr. Johnson, pursuant to which we named Mr. Johnson Chief Executive Officer of the Company and/or Chairman of the Company's Board of Directors from December 31, 2002 to December 31, 2006. The employment agreement provides that Mr. Johnson will receive an annual base salary of $350,000, an annual discretionary bonus, and Mr. Johnson shall be entitled to participate in all incentive, savings, stock option and retirement plans, practices, policies and programs applicable generally to other senior management. The employment agreement also provides that upon (i) the expiration of Mr. Johnson's employment period, or (ii) the termination of Mr. Johnson's employment as Chief Executive Officer without cause, Mr. Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Mr. Johnson and his wife until each has reached age 65, the accelerated vesting of all options granted to Mr. Johnson under the Company's 1998 plan and 2000 plan and extension of Mr. Johnson's right to exercise all of his vested options under the 1995 plan and the 2000 plan within certain time periods. If we terminate Mr. Johnson for cause or he voluntarily resigns he is not entitled to any benefits under the employment agreement. If Mr. Johnson's employment is terminated without cause during the term of his employment agreement he is entitled to receive payment of his salary as of the termination event for two years, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. Upon the expiration of the term of Mr. Johnson's employment agreement at December 31, 2006, unless extended, he is entitled to receive payment of his salary as of such expiration date for one year thereafter, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Mr. Johnson and us.

  Jack H. Thomas

        In December 2001, we entered into a succession agreement with Mr. Thomas, pursuant to which Mr. Thomas resigned from his position as Chief Executive Officer of the Company and we retained him to serve as a non-executive member of our board of directors. In December 2003, Mr. Thomas resigned from his position as a member of the board of directors. The succession agreement provides for Mr. Thomas' right to exercise all of his vested options until the termination of the succession period and the immediate vesting of all unvested options upon a change of control or an early termination of the succession agreement without cause. In December 2003, we entered into a letter agreement with Mr. Thomas, supplementing and modifying the succession agreement. The letter agreement provides that Mr. Thomas and his wife shall continue to receive certain benefits until each is 65 years of age. In addition, the letter agreement extends Mr. Thomas' right to exercise certain fully vested options, subject to certain terms, conditions and trigger events. Furthermore, the letter agreement confirms that the restrictive covenants set forth in certain option plans continue to be in full force and effect until December 11, 2004, unless we subsequently waive the covenants.

  Walter E. Leach, Jr.

        In January 2000, we entered into an employment agreement with Mr. Leach. The employment agreement provides that upon the termination of Mr. Leach's employment due to a change of control, the executive is entitled to receive from us in a lump sum payment an amount equal to such executive's base salary as of the date of termination for a period ranging from twelve months to twenty-four months. For purposes of the previous sentence, a change of control shall be deemed to have occurred if: (a) certain of our stockholders no longer own, either directly or indirectly, shares of our capital stock entitling them to 51% in the aggregate of the voting power for the election of our directors as a result of a merger or consolidation, a transfer of our capital stock or otherwise; or (b) we sell, assign, convey, transfer, lease or otherwise dispose of, in one transaction or a series of related transactions, all or substantially all of our property or assets to any other person or entity. In addition, we have agreed to maintain Mr. Leach's long term disability and medical benefits for a similar period following a change of control.

        In December 2003, we entered into a letter agreement with Mr. Leach, supplementing and modifying his employment agreement. The letter agreement provides that following the expiration of his employment agreement, Mr. Leach shall continue as an employee at will. During this period, Mr. Leach is entitled to receive certain benefits. The letter agreement also provides that upon termination of Mr. Leach's employment by us without cause (including upon a change of control), Mr. Leach is entitled to receive from us in a lump sum payment an amount equal to his base salary as of the date of termination for a period of twelve months, plus all accrued and unpaid base salary and benefits as of the date of termination. In addition, Mr. Leach is entitled to receive certain benefits following his termination for twelve months following such date of termination.

  John P. Duda

        In January 2000, we entered into an employment agreement with Mr. Duda. In November 2002, we entered into a letter agreement with Mr. Duda, supplementing and modifying his employment agreement. The letter agreement provides that upon the termination of Mr. Duda's employment with us without cause, Mr. Duda is entitled to receive certain benefits. These benefits include continued long-term disability, term life insurance and medical benefits for twelve months and a lump sum payment from us in an amount equal to twelve months of his base salary as of the date of termination, plus accrued and unpaid base salary and benefits as of the date of termination.

  Peter G. Nixon and Shirley J. Linn

        In November 2002, we entered into a letter agreement with each of Mr. Nixon and Ms. Linn. The letter agreements provide that upon the termination of their respective employment with us without cause, each is entitled to receive from us in a lump sum payment an amount equal to twelve months of such executive's base salary as of the date of termination, plus the continuation of certain benefits, including medical benefits, for twelve months.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding beneficial ownership of our class A common stock as of December 31, 2003 for (i) each executive officer named in the "Summary Compensation Table"; (ii) each director, (iii) all of our named executive officers and directors as a group, and (iv) each person who beneficially owns 5% or more of the outstanding shares of our class A common stock. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

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

	Number of Shares Beneficially Owned(1)	Percent of Outstanding(1)
Executive Officers and Directors:
Eugene B. Johnson(2)	694,446	1.4%
Peter G. Nixon(3)	21,827	*
Walter E. Leach, Jr.(4)	204,139	*
John P. Duda(5)	157,880	*
Shirley J. Linn(6)	19,182	*
Daniel G. Bergstein(7)	2,300,140	4.6%
Frank K. Bynum, Jr.(8)	18,199,496	36.4%
Anthony J. DiNovi(9)	21,461,720	42.9%
George E. Matelich(8)	18,199,496	36.4%
Jack H. Thomas(10)	1,757,590	3.5%
Kent R. Weldon(9)	21,461,720	42.9%
All Executive Officers and Directors as a group (11 persons)	44,816,420	87.9%
5% Stockholders:
Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P.(8)	18,199,496	36.4%
320 Park Avenue, 24th Floor New York, New York 10022
Thomas H. Lee Equity Fund IV, L.P. and affiliates(9)	21,461,720	42.9%
75 State Street Boston, Massachusetts 02109

*
Less than 1%.

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 50,043,224 shares of common stock outstanding as of December 31, 2003.

(2)
Includes 267,266 shares of class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 1,499,065 shares of class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(3)
Includes 12,627 shares of class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 288,705 shares of class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(4)
Includes 204,139 shares of class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 838,539 shares of class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(5)
Includes 157,880 shares of class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 632,820 shares of class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(6)
Includes 19,182 shares of class A common stock issuable upon exercise of options that are either currently exercisable or become exercisable during the next 60 days. Does not include 123,162 shares of class A common stock issuable upon exercise of options that are not currently exercisable or do not become exercisable during the next 60 days.

(7)
Includes 2,135,140 shares of class A common stock owned by JED Communications Associates, Inc., a corporation owned 100% by Mr. Bergstein and members of his immediate family and 165,000 shares of class A common stock owned by certain of Mr. Bergstein's family members, for which Mr. Bergstein has both voting and disposition power.

(8)
Includes 16,427,726 shares of class A common stock owned by Kelso Investment Associates V, L.P., or KIAV, and 1,771,770 shares of class A common stock owned by Kelso Equity Partners V, L.P., or KEPV. KIAV and KEPV, due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr. and Philip E. Berney may be deemed to share beneficial ownership of shares of class A common stock owned of record by KIAV and KEPV, by virtue of their status as general partners of the general partner of KIAV and as general partners of KEPV. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum and Berney share investment and voting power with respect to securities owned by KIAV and KEPV, but disclaim beneficial ownership of such securities.

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

Equity Compensation Plan Information

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,737,674	$2.85	13,476,036
Equity compensation plans not approved by stockholders	0	$0	0

        For a description of our equity compensation plans, see "Item 11. Executive Compensation."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Advisory Agreements

        We entered into a Management Services Agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of January 20, 2000, and an Amended and Restated Financial Advisory Agreement, dated as of January 20, 2000, with Kelso, pursuant to which THL Advisors and Kelso provide us certain consulting and advisory services related, but not limited to, equity financings and strategic planning. Each of these agreements expires on the earlier to occur of (i) December 31, 2006 or (ii) solely with respect to the Management Services Agreement, the date that THL Advisors ceases to own, and solely with respect to the Amended and Restated Financial Advisory Agreement, the date that Kelso Investment Associates V, L.P., or KIAV, and Kelso Equity Partners V, L.P., or KEPV, collectively cease to own at least 10% of the number of shares of our stock they held as of January 20, 2000. Pursuant to these agreements, we pay to each of THL Advisors and Kelso annual advisory fees of $500,000, payable on a quarterly basis, we reimburse them for out of pocket expenses, and we have agreed to indemnify them against certain liabilities they may incur in connection with their provision of advisory services. In addition, we agreed to pay a transaction fee of approximately $8.4 million to Kelso, which fee is payable upon the earlier of (i) an initial public offering of our class A common stock, (ii) a sale of the Company to a third party or parties, whether structured as a merger, sale of stock, sale of assets, recapitalization or otherwise or (iii) KIAV and KEPV ceasing to own, collectively, at least 10% of the number of shares of our stock they held collectively as of January 20, 2000. In connection with our equity financing and recapitalization in January 2000, we terminated our financial advisory agreement with Carousel Capital Partners, L.P., a former significant stockholder, and the original financial advisory agreement with Kelso. We paid advisory fees and out of pocket expenses of approximately $1,020,850 in the aggregate to THL Advisors and Kelso in the year ended December 31, 2003.

Legal Services

        Daniel G. Bergstein, a director of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm, which provides legal services to us. In the year ended December 31, 2003, we paid Paul Hastings approximately $1,270,575 for legal services and expenses.

Stockholders Agreement and Registration Rights Agreement

        In connection with our January 2000 equity financing and recapitalization, we entered into a stockholders agreement with our stockholders, dated as of January 20, 2000, which contains provisions relating to, among other things: (i) the designation of members to our board of directors (including two members to be designated by THL, two members by Kelso and the designation jointly by THL and Kelso of Daniel G. Bergstein, Eugene B. Johnson and Jack H. Thomas, (ii) restrictions on transfers of shares, (iii) procedures to be followed under certain circumstances with respect to a sale of the

Company, (iv) the requirement that our stockholders take certain actions in connection with an initial public offering or a sale of the Company, (v) the requirement of the Company to sell shares to the stockholders under certain circumstances upon authorization of an issuance or sale of additional shares, (vi) the participation rights of stockholders in connection with a sale of shares by other stockholders, and (vii) our right to purchase all (but not less than all) of the shares of a management stockholder in the event of resignation, termination of employment, death or disability. The stockholders agreement also provides that we must obtain the consent of THL and Kelso in order for us to incur debt in excess of $5 million.

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

Founder Compensation Arrangements

        Daniel G. Bergstein, Jack H. Thomas, Meyer Haberman and Eugene B. Johnson, our founding stockholders, have entered into an arrangement with Walter E. Leach, Jr. and John P. Duda pursuant to which such stockholders have agreed to provide compensation to Mr. Leach and Mr. Duda upon the occurrence of certain specified liquidation events with respect to us, based on our value at the time of such liquidation event.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees billed to the Company during fiscal years 2002 and 2003 by KPMG LLP:

	2002	2003
Audit Fees	$540,000	$533,000

All Other Fees:
Audit-Related Fees	$26,000	$496,000
Tax Fees	146,000	156,000

Total of All Other Fees	$172,000	$652,000

        Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements. This category includes fees related to audit services not required by statute or regulations, due diligence services related to acquisitions and divestitures and consulting services related to financial accounting and reporting standards. During 2003, $479,000 of audit related fees were associated with the March 6, 2003 refinancing activities.

        Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

        The audit committee pre-approves all audit and non-audit services performed by our independent auditor.

        The audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP and has concluded that it is.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as part of this report:

          (1)   Financial Statements

      The following items are included in Part II, Item 8 of this report:

        INDEPENDENT AUDITORS' REPORT
        CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
        DECEMBER 31, 2001, 2002 AND 2003:

          Consolidated Balance Sheets as of December 31, 2002 and 2003
          Consolidated Statements of Operations for the Years Ended December 31, 2001,
              2002 and 2003
          Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
              December 31, 2001, 2002 and 2003
          Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
              December 31, 2001, 2002 and 2003
          Consolidated Statements of Cash Flows for the Years Ended December 31,
              2001, 2002 and 2003
          Notes to Consolidated Financial Statements for the Years Ended December 31,
              2001, 2002 and 2003

      In addition, certain financial statements required by Section 309 of Regulation S-X have been filed as exhibits hereto and are incorporated by reference herein.

          (2)   Financial Statement Schedules

        The following financial statement schedule is filed below:
            Schedule II-Valuation and Qualifying Accounts.

          (3)   The exhibits filed as part of this report are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  (b)
  Reports on Form 8 K

        On October 8, 2003, the Company filed a Current Report on Form 8-K disclosing that Eugene B. Johnson and Walter E. Leach, Jr., executive officers of the Company, participated in a high yield conference sponsored by Deutsche Bank Securities.

        On October 14, 2003, the Company filed a Current Report on Form 8-K disclosing that on September 30, 2003, MJD Services, a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. The disclosure included the following pro forma financial information: Basis of Presentation, Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2003, Pro Forma Condensed Consolidated Statement of Operations for the year ended December 31, 2002, and Notes to Pro Forma Condensed Consolidated Financial Statements

        On October 14, 2003, the Company filed an amendment to its Current Report on Form 8-K filed on October 14, 2003 to include a conformed signature which was inadvertently omitted.

        On November 5, 2003, the Company filed a Current Report on Form 8-K announcing operating results for the nine months ended September 30, 2003. The disclosure included the Company's and its subsidiaries Condensed Consolidated Balance Sheets for September 30, 2003 (unaudited) and December 31, 2002, the Company's and its subsidiaries Condensed Consolidated Statements of

Operations (unaudited) for the three months ended September 30, 2003 and 2002, the Company's and its subsidiaries Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2003 and 2002, the Company's Consolidated and Rural Local Exchange Financial Information for the three months and nine months ended September 30, 2003 and 2002, the Company's Sequential Financial Information for the quarters ending September 30, June 30, and March 31, 2003 and December 31 and September 30, 2002, the Company's EBITDA Reconciliation for the three and nine months ended September 30, 2003 and 2002 and the Company's Sequential QTR/QTR Free Cash Flow.

        On November 21, 2003, the Company filed a Current Report on Form 8-K disclosing that Walter E. Leach, Jr. and Peter G. Nixon, executive officers of the Company, participated in a high yield conference sponsored by Credit Suisse First Boston.

        On December 5, 2003, the Company filed a Current Report on Form 8-K disclosing that on December 1, 2003, MJD Ventures, a wholly owned subsidiary of the Company, completed the purchase of all of the capital stock owned by Community Service Communications Inc. of CST and CCI.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: March 23, 2004	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EUGENE B. JOHNSON Eugene B. Johnson	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 23, 2004
/s/ WALTER E. LEACH, JR. Walter E. Leach, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2004
/s/ LISA R. HOOD Lisa R. Hood	Vice President and Controller (Principal Accounting Officer)	March 23, 2004
/s/ DANIEL G. BERGSTEIN Daniel G. Bergstein	Director	March 23, 2004
/s/ FRANK K. BYNUM, JR. Frank K. Bynum, Jr.	Director	March 23, 2004
/s/ ANTHONY J. DINOVI Anthony J. DiNovi	Director	March 23, 2004
/s/ GEORGE E. MATELICH George E. Matelich	Director	March 23, 2004
/s/ KENT R. WELDON Kent R. Weldon	Director	March 23, 2004

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    Exhibits

Exhibit No.	Description
2.1
Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., Carousel Capital Partners, L.P. and certain other signatories thereto.(1)
2.2
Stock Purchase Agreement dated as of April 18, 2003 and as amended June 20, 2003 by and among FairPoint, Community Service Communications Inc., Community Service Telephone Co. and Commtel Communications, Inc.(11)
2.3
Stock Purchase Agreement dated as of May 9, 2003 by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.(10)
2.4	Agreement and Plan of Merger dated as of June 18, 2003 by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(11)
3.1	Seventh Amended and Restated Certificate of Incorporation of FairPoint.(8)
3.2	By Laws of FairPoint.(3)
3.3	Certificate of Designation of Series A Preferred Stock of FairPoint.(8)
4.1
Indenture, dated as of May 5, 1998, between FairPoint and United States Trust Company of New York, relating to FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008.(2)
4.2	Indenture, dated as of May 24, 2000, between FairPoint and United States Trust Company of New York, relating to FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3)
4.3	Indenture, dated as of March 6, 2003, between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(9)
4.4	Form of Initial Fixed Rate Security.(2)
4.5	Form of Initial Floating Rate Security.(2)
4.6	Form of Exchange Fixed Rate Security.(2)
4.7	Form of Exchange Floating Rate Security.(2)
4.8	Form of 144A Senior Subordinated Note due 2010.(3)
4.9	Form of Regulation S Senior Subordinated Note due 2010.(3)
4.10	Form of Initial Senior Note due 2010.(9)
4.11	Form of Exchange Senior Note due 2010.(9)
4.12	Form of Series A Preferred Stock Certificate of FairPoint.(8)
10.1
Amended and Restated Credit Agreement dated as of March 30, 1998 and amended and restated as of March 6, 2003, among FairPoint, various lending institutions, Bank of America, N.A., Wachovia Bank, N.A. and Deutsche Bank Trust Company Americas.(9)

10.2
First Amendment to Credit Agreement dated December 17, 2003 by FairPoint Communications, Inc, the credit parties named therein, Wachovia Bank, National Association and Deutsche Bank Trust Company Americas.*
10.3	Amended and Restated Subsidiary Guaranty dated as of March 6, 2003 by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp. and ST Enterprises Ltd.(9)
10.4
Amended and Restated Pledge Agreement dated as of March 6, 2003 by Carrier Services, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C R Communications, Inc., Ravenswood Communications, Inc. and Utilities Inc.(9)
10.5	Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 among FairPoint, Wachovia Bank, National Association and various lending institutions.(8)
10.6	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)
10.7	Form of A Term Note.(9)
10.8	Form of C Term Note Floating Rate.(9)
10.9	Form of C Term Note Fixed Rate.(9)
10.10	Form of RF Note.(9)
10.11	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.12	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.13	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.14	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.15	Non Competition, Non Solicitation and Non Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)
10.16	Non Competition, Non Solicitation and Non Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.17	Non Competition, Non Solicitation and Non Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.18	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.19	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)
10.20	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.21	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr., supplementing Employment Agreement dated as of January 20, 2000.*
10.22	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)

10.23	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.24	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.25	FairPoint 1995 Stock Option Plan.(3)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.27	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.*
10.28	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.29	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
10.30	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Jack H. Thomas, supplementing Succession Agreement dated as of December 31, 2001.*
14	FairPoint Code of Ethics for Financial Professionals.*
21	Subsidiaries of FairPoint.*
31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*†
99.1	Audited financial statements for the Orange County Poughkeepsie Limited Partnership for the years ended December 31, 2003, 2002 and 2001.*
99.2	Audited financial statements for the Illinois Valley Cellular RSA 2-I Partnership for the years ended December 31, 2002 and 2001.*
99.3	Unaudited financial statements for the Illinois Valley Cellular RSA 2-I Partnership for the six months ended June 30, 2003.*
99.4	Audited financial statements for the Illinois Valley Cellular RSA 2-III Partnership for the years ended December 31, 2002 and 2001.*
99.5	Unaudited financial statements for the Illinois Valley Cellular RSA 2-III Partnership for the six months ended June 30, 2003.*

*
Filed herewith.

†
Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

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

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INDEX TO FINANCIAL STATEMENTS
Independent Auditors' Report
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2002 and 2003 (Amounts in thousands, except per share data)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2001, 2002, and 2003 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) Years ended December 31, 2001 2002, and 2003 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2001, 2002, and 2003 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001, 2002, and 2003
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
Summary Compensation Table
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES