Form 10-K
period 2004-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2004-05-06
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-56365

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3725229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 250 Charlotte, North Carolina (Address of Principal Executive Offices)	28202 (Zip Code)
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

        As of May 6, 2004, the registrant had outstanding 45,697,566 shares of Class A common stock and 4,269,440 shares of Class C common stock. There is no public market for the registrant's Class A common stock or Class C common stock.

FAIRPOINT COMMUNICATIONS, INC.
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$5,588	5,603
Accounts receivable, net	27,294	28,845
Other	8,467	7,545
Assets of discontinued operations	105	105

Total current assets	41,454	42,098

Property, plant, and equipment, net	261,258	266,706

Other assets:
Investments	39,977	41,792
Goodwill, net of accumulated amortization	468,808	468,845
Deferred charges and other assets	22,724	23,627

Total other assets	531,509	534,264

Total assets	$834,221	843,068

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$12,089	14,671
Current portion of long-term debt and other long-term liabilities	22,103	22,127
Demand notes payable	397	407
Accrued interest payable	20,133	16,739
Other accrued liabilities	15,577	15,154
Liabilities of discontinued operations	4,174	4,461

Total current liabilities	74,473	73,559

Long-term liabilities:
Long-term debt, net of current portion	795,343	803,578
Preferred shares subject to mandatory redemption	101,438	96,699
Liabilities of discontinued operations	2,442	2,571
Deferred credits and other long-term liabilities	12,398	12,463

Total long-term liabilities	911,621	915,311

Commitments and contingencies
Minority interest	14	15

Common stock subject to put options	1,136	2,136

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	198,109	198,065
Accumulated other comprehensive loss	860	1,366
Accumulated deficit	(352,491)	(347,883)

Total stockholders' deficit	(153,023)	(147,953)

Total liabilities and stockholders' deficit	$834,221	843,068

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Revenues	$60,985	55,812

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	30,079	25,597
Depreciation and amortization	12,401	12,087
Stock-based compensation	44	—

Total operating expenses	42,524	37,684

Income from operations	18,461	18,128

Other income (expense):
Net gain on sale of investments and other assets	184	5
Interest and dividend income	304	459
Interest expense	(25,662)	(17,965)
Equity in net earnings of investees	2,415	2,328
Realized and unrealized gains (losses) on interest rate swaps	(86)	(646)
Other nonoperating, net	—	(1,503)

Total other expense	(22,845)	(17,322)

Income (loss) from continuing operations before income taxes	(4,384)	806
Income tax expense	(223)	(137)
Minority interest in income of subsidiaries	(1)	(1)

Income (loss) from continuing operations	(4,608)	668

Discontinued operations:
Income from discontinued operations	—	626

Net income (loss)	(4,608)	1,294
Redeemable preferred stock dividends and accretion	—	(4,690)
Gain on repurchase of redeemable preferred stock	—	2,905

Net loss attributed to common shareholders	$(4,608)	(491)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended March 31,
	2004		2003
	(Dollars in thousands)
Net income (loss)		$(4,608)		1,294

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$(436)		630
Less reclassification for gain included in net income	(147)	(583)	—	630

Cash flow hedges:
Reclassification adjustment		77		355

Other comprehensive income (loss)		(506)		985

Comprehensive income (loss)		$(5,114)		2,279

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(4,608)	1,294

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(626)
Dividends and accretion on shares subject to mandatory redemption	4,739	—
Amortization of debt issue costs	1,151	946
Depreciation and amortization	12,401	12,087
Gain on early retirement of debt	—	(3,466)
Write-off of debt issue costs	—	4,967
Income from equity method investments	(2,415)	(2,328)
Other non cash items	(686)	(2,161)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	1,266	198
Accounts payable and accrued expenses	2,045	5,871
Income taxes	(317)	(232)
Other assets/liabilities	54	(395)

Total adjustments	18,238	14,861

Net cash provided by operating activities of continuing operations	13,630	16,155

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties	45	—
Net capital additions	(6,939)	(3,366)
Distributions from investments	4,241	2,436
Net proceeds from sales of investments and other assets	230	—
Other, net	(183)	(356)

Net cash used in investing activities of continuing operations	(2,606)	(1,286)

Cash flows from financing activities of continuing operations:
Debt issue costs	(1,284)	(14,003)
Proceeds from issuance of long-term debt	64,010	274,680
Repayments of long-term debt	(72,349)	(259,586)
Repurchase of preferred and common stock	(1,001)	(9,645)

Net cash used in financing activities of continuing operations	(10,624)	(8,554)

Net cash contributed from continuing operations to discontinued operations	(415)	(191)

Net increase (decrease) in cash	(15)	6,124
Cash, beginning of period	5,603	5,394

Cash, end of period	$5,588	11,518

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in kind	$—	4,309

Gain on repurchase of redeemable preferred stock	$—	2,905

Accretion of redeemable preferred stock	$—	381

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$115	431

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries (the "Company") as of March 31, 2004 and for the three month period ended March 31, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

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

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been:

	Three months ended March 31,
	2004	2003
Net income (loss), as reported	$(4,608)	1,294
Stock-based compensation expense included in reported net income	44	—
Stock-based compensation determined under fair value based method	(239)	(170)

Pro forma net income (loss)	$(4,803)	1,124

(3)    Adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity"

        The Company prospectively adopted SFAS 150, effective July 1, 2003. The SFAS 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented.

        SFAS 150 requires the Company to classify as a long-term liability its series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the Condensed Consolidated Balance Sheet as of March 31, 2004 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income (loss) available to common shareholders.

        The series A preferred stock was issued to certain lenders in connection with FairPoint Carrier Services, Inc.'s (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")) debt restructuring and is nonvoting, except as required by applicable law, and is not convertible into common stock of the Company. The series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Certain holders of the series A preferred stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for the period from March 6, 2003 to March 6, 2005. Dividends on the series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of series A preferred stock. The Company has the option to redeem any outstanding series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon ("the Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's 12 1/2% senior subordinated notes due 2010 ("12 1/2% notes") (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the series A preferred stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its senior subordinated notes.

        The initial carrying amount of the series A preferred stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) on the mandatory redemption date (May 2011). For the three months ended March 31, 2004, the series A preferred stock has been increased by $0.3 million to reflect the periodic accretions. The carrying amount of the series A preferred stock has been further increased by $4.4 million in connection with dividends paid in-kind on the outstanding shares of the series A preferred stock for the three months ended March 31, 2004. These amounts are included in pre-tax income (loss) for the three month period ended March 31, 2004.

(4)    Acquisitions

        On December 1, 2003 the Company acquired 100% of the capital stock of Community Service Telephone Co. ("CST") and Commtel Communications Inc. ("CCI") (the "Maine Acquisition"). The purchase price for the Maine Acquisition was approximately $32.6 million. The Maine Acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $25.1 million and has been recognized as goodwill.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the Maine Acquisition had occurred on January 1, 2003. These results include certain adjustments, including increased interest expense on debt related to the acquisition, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the Maine Acquisition had been in effect at the beginning of the period or which may be attained in the future.

Pro forma three months ended March 31, 2003
(Dollars in thousands)
Revenues	$57,788
Income from continuing operations	685
Net income	1,312

        On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire Corporation ("FairPoint Berkshire") executed an agreement and plan of merger with Berkshire Telephone Corporation ("Berkshire") to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services. Berkshire communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the third quarter of 2004, pending regulatory approval. The acquisition is referred to herein as the "Berkshire Acquisition".

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

        Assets and liabilities of discontinued competitive communications operations as of March 31, 2004 and December 31, 2003 follow:

	March 31, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Accounts receivable	$105	105

Current assets of discontinued operations	$105	105

Accrued liabilities	$(1,497)	(1,516)
Restructuring accrual	(2,414)	(2,682)
Accrued property taxes	(263)	(263)

Current liabilities of discontinued operations	$(4,174)	(4,461)

Restructuring accrual	$(2,442)	(2,571)

Long-term liabilities of discontinued operations	$(2,442)	(2,571)

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its competitive communications business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at March 31, 2004 was $4.9 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2003 to March 31, 2004 was comprised of payments towards the lease obligations.

        Rural Local Exchange Carrier Operations.    On September 30, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford ("Union"), Armour Independent Telephone Co. ("Armour"), WMW Cable TV Co. ("WMW") and Kadoka Telephone Co. ("Kadoka") to Golden West Telephone Properties, Inc. ("Golden West"). The sale was completed in accordance with the terms of the Stock Purchase Agreement, dated as of May 9, 2003 (the "South Dakota Purchase Agreement"), between MJD Services and Golden West. MJD Services received $24,156,000 in proceeds from the sale. The properties sold were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to fund acquisitions completed in 2003. The operations of these companies are presented as discontinued operations. This divestiture is referred to herein as the "South Dakota Disposition".

        Income from the South Dakota Disposition operations consists of the following (unaudited):

Three months ended March 31, 2003
Revenue	$1,311

Income from discontinued operations	$626

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of March 31, 2004, the Company has two interest rate swap agreements with a combined notional amount of $50.0 million and which expire in May 2004.

        Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to realized and unrealized gains (losses) on interest rate swaps because the Company's interest rate swap agreements are not considered effective accounting hedges.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	Three months ended March 31,
	2004	2003
	(Unaudited)
Change in fair value of interest rate swaps	$653	2,448
Reclassification of transition adjustment included in other comprehensive income (loss)	(77)	(355)
Realized losses	(662)	(2,739)

Total	$(86)	(646)

(7)    Investments

        The Company has a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows:

	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Current assets	$20,753	12,964
Property, plant and equipment, net	29,622	31,358
Deferred charges and other assets	1	1

Total assets	$50,376	44,323

Current liabilities	$658	346
Partners' capital	49,718	43,977

	$50,376	44,323

	Three months ended December 31,
	2003	2002
	(Dollars in thousands)
Revenues	$37,027	32,481
Operating income	30,411	27,918
Net income	30,741	28,361

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

(8)    Long Term Debt

        On January 30, 2004, the Company amended its credit facility to increase its revolving loan facility from $70.0 million to $85.0 million and its tranche A term loan facility from $30.0 million to $40.0 million. The Company used all of the additional borrowing under the tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all of the indebtedness under Carrier Services' credit facility. There was no gain or loss on the extinguishment of this indebtedness.

        The Company may obtain letters of credit under its revolving credit facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving credit facility. As of March 31, 2004, two letters of credit had been issued for $1.0 million and $0.2 million, respectively.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2004 are as follows (dollars in thousands):

Year ending March 31,
2005	$22,003
2006	31,622
2007	147,675
2008	2,389
2009	192,377
Thereafter	421,280

$817,346

(9)    Registration Statement

        On March 25, 2004, the Company filed a Registration Statement on Form S-1 for the registration of Income Deposit Securities ("IDSs") (with each IDS representing one share of class A common stock and a principal amount of senior subordinated notes to be determined prior to closing), which are described further in the Registration Statement. As of March 31, 2004, the Company had capitalized $0.9 million in costs associated with the issuance of these securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries (collectively, the "Company", "FairPoint", "we", "us" or "our"). The discussion should be read in conjunction with the Company's Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10-K.

        Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, risks and uncertainties relating to economic conditions and trends, acquisitions and divestitures, growth and expansion, telecommunication regulations, earnings reviews by regulatory authorities, changes in technology, product acceptance, the ability to construct, expand and upgrade its services and facilities and other risks discussed in the reports that the Company files from time to time with the U.S. Securities and Exchange Commission.

Overview

        We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest rural telephone companies, and we believe that we are the 16th largest local telephone company, in the United States. We operate in 17 states with approximately 267,790 access line equivalents (including voice access lines and digital subscriber lines ("DSL")) in service as of March 31, 2004.

        We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. We have acquired 30 such businesses, 26 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 residents. All of our telephone company subsidiaries qualify as rural local exchange carriers ("RLECs"), under the Telecommunications Act of 1996.

        RLECs generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because RLECs primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competion and limited competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

Revenues

        We derive our revenues from:

  •
  Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

  •
  Universal Service Fund-high cost loop support ("USF"). We receive payments from the USF to support the high cost of our operations in rural markets. This revenue stream is based upon our average cost per loop compared to the national average cost per loop. This support fluctuates based upon historical costs of our operating companies.

  •
  Interstate access revenue. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission ("FCC"). These revenues also include USF payments for local switching support, long term support and interstate common line support.

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

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Revenue		% of Revenue
	Three months ended March 31,		Three months ended March 31,
Revenue Source
	2004	2003	2004	2003
	(in thousands)
Local calling services	$15,581	13,416	26%	24%
Universal service fund-high cost loop	5,452	5,001	9	9
Interstate access revenues	16,907	15,479	28	28
Intrastate access revenues	10,711	10,808	18	19
Long distance services	4,044	3,769	6	7
Data and Internet services	4,027	3,036	6	5
Other services	4,263	4,303	7	8

Total	$60,985	55,812	100%	100%

Operating Expenses

        Our operating expenses are categorized as operating expenses, depreciation and amortization; and stock-based compensation.

  •
  Operating expenses include cash costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional bell operating companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

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

  •
  On June 18, 2003, we executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire with Berkshire, pending required state regulatory approvals. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the third quarter of 2004.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent pending the negotiation of definitive agreements.

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

        Our acquisitions likely will be subject to federal, state and local regulatory approvals. We cannot assure you that we will be able to obtain necessary approvals, in which case a potential acquisition could be delayed or not consummated. For example, in June 2003, we executed an agreement and plan of merger with respect to the Berkshire Acquisition and we have not yet received the regulatory approvals required to consummate that transaction.

Stock Based Compensation

        Non-cash compensation charges associated with performance shares units were $44,000 in 2004.

        In 2003, we did not recognize any material non-cash compensation charges, primarily due to the fact that the fair market value per share of our common stock remained relatively stable.

Discontinued Operations

        On September 30, 2003, MJD Services completed the sale of all of the capital stock owned by MJD Services of Union, Armour, WMW and Kadoka to Golden West. The sale was completed in accordance with the terms of the South Dakota Purchase Agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota Disposition. The companies sold to Golden West served approximately 4,150 voice access lines located in South Dakota. The operations of these companies are presented as discontinued operations and all prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

        In November 2001, we decided to discontinue the competitive local exchange carrier ("CLEC") operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' CLEC operations.

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

        The information in our quarter to quarter comparisons below represents only our results from continuing operations.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2004	2003
Revenues	100.0%	100.0%

Operating expenses	49.3	45.9
Depreciation and amortization	20.3	21.7
Stock based compensation	0.1	—

Total operating expenses	69.7	67.6

Income from operations	30.3	32.4

Net gain on sale of investments and other assets	0.3	—
Interest and dividend income	0.5	0.8
Interest expense	(42.1)	(32.2)
Equity in net earnings of investees	4.0	4.2
Realized and unrealized losses on interest rate swaps	(0.1)	(1.2)
Other non-operating, net	—	(2.7)

Total other expense	(37.4)	(31.1)

Income (loss) from continuing operations before income taxes	(7.1)	1.3
Income tax expense	(0.4)	(0.2)
Minority interest in income of subsidiaries	—	—

Income (loss) from continuing operations	(7.5)%	1.1%

Three Month Period Ended March 31, 2004 Compared with Three Month Period Ended March 31, 2003

  Revenues

        Revenues.    Revenues increased $5.2 million to $61.0 million in 2004 compared to $55.8 million in 2003. $2.2 million of this increase was attributable to the Maine Acquisition and $3.0 million to revenues from our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $2.2 million from $13.4 million in 2003 to $15.6 million in 2004. Revenues from our existing operations increased $1.5 million, of which approximately $1.0 million is due to the implementation of Basic Service Calling Areas ("BSCA"), in the state of Maine. This changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. Despite a slight decline in access lines, the remaining

$0.5 million increase in local revenues from existing operations is due to increases in local calling features and local interconnection revenues. The remaining increase of $0.7 million was attributable to the Maine Acquisition.

        Universal service fund—high cost loop.    Universal service fund-high cost loop receipts increased $0.5 million to $5.5 million in 2004 from $5.0 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our USF receipts in our Maine and Idaho companies.

        Interstate access revenues.    Interstate access revenues increased $1.4 million from $15.5 million in 2003 to $16.9 million in 2004. Our existing operations accounted for $0.6 million of this increase due to expense increases from our regulated operations that result in higher interstate revenue requirements, and $0.8 million was attributable to the Maine Acquisition.

        Intrastate access revenues.    Intrastate access revenues decreased slightly from $10.8 million in 2003 to $10.7 million in 2004. The decrease from our existing operations was actually $0.5 million before being offset by $0.4 million in revenues contributed by the Maine Acquisition. The decrease was mainly attributed to the BSCA plan implemented in Maine as discussed above in local calling services.

        Long distance services.    Long distance services revenues increased $0.2 million from $3.8 million in 2003 to $4.0 million in 2004. This was all attributable to our existing operations.

        Data and Internet services.    Data and Internet services revenues increased $1.0 million from $3.0 million in 2003 to $4.0 million in 2004. This increase is due primarily to increases in DSL customers as we continue to aggressively market our broadband services. Our DSL subscribers increased from 8,095 as of March 31, 2003 to 23,308 as of March 31, 2004.

        Other services.    Other revenues were $4.3 million in 2004 and 2003. A slight decrease of $0.2 million from existing operations was offset by an equal increase from the Maine Acquisition. The decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $4.5 million to $30.1 million in 2004 from $25.6 million in 2003. Of the increase, $3.5 million is related to our existing operations and $1.0 million is related to expenses of the companies we acquired in 2003 in the Maine Acquisition. Wages and benefits increased $1.2 million due to merit increases, an increase in our incentive compensation plan and more employees as compared to a year ago. As we change our company to a more data/broadband and sales organization, our training costs have also increased by $0.3 million as compared to the same period in 2003. Network operations expense, wholesale DSL charges and transport and network costs associated with our broadband initiatives increased $0.8 million. Bad debt expense was $0.7 million higher in 2004 than 2003 due primarily to a recovery received in 2003. Marketing and promotion expenses increased $0.2 million due to higher levels of activity related to the promotion of custom calling features, data services and other performance products.

        Depreciation and amortization.    Depreciation and amortization increased $0.3 million to $12.4 million in 2004 from $12.1 million in 2003. All of this increase was attributable to the Maine Acquisition.

        Stock based compensation.    For the three months ended March 31, 2004 stock-based compensation associated with performance share units was $44,000. During the three months ended March 31, 2003 there were no stock-based compensation charges.

        Income from operations.    Income from operations increased $0.4 million to $18.5 million in 2004 from $18.1 million in 2003. A $0.5 million decrease attributable to our existing operations was offset by a $0.9 million increase attributable to the Maine Acquisition.

        Other income (expense).    Total other expense increased $5.5 million to $22.8 million in 2004 from $17.3 million in 2003. The expense consisted primarily of interest expense on long-term debt. Interest expense increased $7.7 million to $25.7 million in 2004 from $18.0 million in 2003, mainly attributable to our March 2003 debt refinancing and the adoption of SFAS 150, as of July 1, 2003, the latter of which resulted in our recording $4.7 million in interest expense related to dividends and accretion on preferred shares subject to mandatory redemption for the three months ended March 31, 2004. Earnings in equity investments increased $0.1 million to $2.4 million in 2004 from $2.3 million in 2003. Other non-operating income (expense) includes net gain (loss) on the extinguishment of debt and expenses related to the loss on the write off of loan origination costs. As a result of the issuance of $225.0 million in senior notes during the first quarter of 2003, we recorded $3.5 million in non-operating gains on the extinguishment of the senior subordinated notes and Carrier Services loans. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized gain (losses) on interest rate swaps (dollars in thousands):

	Three months ended March 31,
	2004	2003
Change in fair value of interest rate swaps	$653	$2,448
Reclassification of transition adjustment included in other comprehensive income (loss)	(77)	(355)
Realized losses	(662)	(2,739)

Total	$(86)	$(646)

        Income tax expense.    Income tax expense increased $0.1 million from $0.1 million in 2003 to $0.2 million in 2004. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our existing operations sold in the South Dakota Disposition was $0.6 million for 2003.

        Net income (loss).    Our 2003 net loss attributable to common shareholders was $0.5 million after giving effect to $4.7 million in dividends and accretion related to our series A preferred stock and the repurchase of series A preferred stock at a discount of $2.9 million. Additionally, as a result of the adoption of SFAS 150 on July 1, 2003, the dividends and discount accretion of $4.7 million related to these instruments are included as a reduction of net income for the three months ended March 31, 2004. The differences between 2004 and 2003 are a result of the factors discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the three months ended March 31, 2004 and 2003, cash provided by operating activities of continuing operations was $13.6 million and $16.2 million, respectively.

        Net cash used in investing activities from continuing operations was $2.6 million and $1.3 million for the three months ended March 31, 2004 and 2003, respectively. These cash flows primarily reflect net capital expenditures of $6.9 million and $3.4 million for the three months ended March 31, 2004 and 2003, respectively. Offsetting capital expenditures were distributions from investments of $4.2 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. The $4.2 million received in 2004 includes a non-recurring $2.5 million distribution to one of our subsidiary companies, Chouteau Telephone Company, indirectly from Independent Cellular Telephone LLC resulting from the sale of its membership interest in an operating cellular limited liability company. These distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

        Net cash used in financing activities from continuing operations was $10.6 million and $8.6 million for the three months ended March 31, 2004 and 2003, respectively. These cash flows primarily represent net repayment of long term debt of $8.3 million for the three months ended March 31, 2004. For the three months ended March 31, 2003, net proceeds from the issuance of long term debt of $15.1 million were offset by debt issuance costs of $14.0 million and the repurchase of preferred and common stock of $9.6 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $6.9 million for the three months ended March 31, 2004 and are expected to be approximately $34.0 million for the period from April 1, 2004 through March 31, 2005.

        Our credit facility was amended and restated on March 6, 2003. Our credit facility was further amended on December 17, 2003, which amendment became effective on January 30, 2004, to increase the credit facility's revolving loan facility from $70.0 million to $85.0 million and tranche A term loan facility from $30.0 million to $40.0 million. On January 30, 2004, the Company used additional borrowings under the tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        We intend to use borrowings under our credit facility's revolving loan facility to fund the Berkshire Acquisition.

        For a summary description of our debt see "-Description of Certain Indebtedness."

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of the Company's series A preferred stock and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. In March 2003, the Company used a portion of the proceeds from the offering of its 11 7/8% senior notes due 2010 ("11 7/8% notes") and borrowings under the credit facility's tranche A term loan facility to repay $2.2 million principal amount of loans under the Carrier Services credit facility, at approximately a 30% discount to par. On January 30, 2004, the Company used additional borrowings under its credit facility's tranche A term loan facility and a portion of the borrowings under its credit facility's revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        On March 25, 2004, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission relating to the proposed initial public offering of $750 million of IDSs, representing shares of the Company's class A common stock and senior subordinated notes. The Company intends to use a portion of the proceeds from the offering to repay in full its credit facility, consummate tender offers and consent solicitations for all of its senior subordinated notes and senior notes and repay all subsidiary debt (other than trade debt). In connection with the IDS offering, the Company also expects to obtain a new senior secured credit facility, including a term loan facility and a revolving credit facility, and retire all of its outstanding series A preferred stock. There can be no assurance that the IDS offering will be completed on the terms described in the registration statement or at all. As of March 31, 2004, the Company had capitalized $0.9 million in costs associated with the issuance of these securities.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2004 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$22,003	$22,003	$—	$—	$—
Long term debt	795,343	—	179,297	194,766	421,280
Preferred shares subject to mandatory redemption(1)	101,438	—	—	—	101,438
Operating leases(2)	12,090	4,977	4,751	1,768	594
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	1,136	1,000	136	—	—
Non-compete agreements	100	100	—	—	—
Minimum purchase contract	4,925	3,214	1,711

Total contractual cash obligations	$945,480	$31,294	$185,895	$196,534	$531,757

(1)
The Company has the option to redeem the series A preferred stock at any time. Under certain circumstances, the Company would be required to pay a premium of up to 6% in connection with the redemption. The Company is required to redeem the series A preferred stock upon the occurrence of one of the following events: (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the 12 1/2% notes (which first anniversary will occur in May 2011), unless prohibited by its credit facility or the indentures governing its 9 1/2% senior subordinated notes due 2008 ("9 1/2% notes"), floating rate notes due 2008 ("floating rate notes") and 12 1/2% notes.

(2)
Real property lease obligations of $9.4 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $2.7 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events, which includes the proposed initial public offering of IDSs discussed in footnote 9 to the condensed consolidated financial statements included herein.

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2004, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	Fair Value of Contracts at Period End (Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$221	221	—	—	—

(1)
Fair value of interest rate swaps at March 31, 2004 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

Our credit facility

        We have a credit facility with various lenders, Wachovia Bank, National Association, as documentation agent, Deutsche Bank Trust Company Americas, as administrative agent, and Bank of America, N.A., as syndication agent. Our credit facility was amended and restated as part of a refinancing completed on March 6, 2003 to provide for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. Our credit facility was further amended on December 17, 2003, which amendment became effective January 30, 2004, to increase the credit facility's revolving loan facility from $70.0 million to $85.0 million and tranche A term loan facility from $30.0 million to $40.0 million. All of our obligations under our credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of our first-tier subsidiaries. Outstanding debt under our credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of our subsidiaries.

        Our amended and restated credit agreement is comprised of the following facilities:

        Revolving loan facility. A revolving loan facility of $85.0 million, of which $31.6 million was outstanding as of March 31, 2004. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the revolving loan facility from $70.0 to $85.0 million.

        Tranche A term loan facility. A tranche A term loan facility of $40.0 million. As of March 31, 2004, $40.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the tranche A term loan facility from $30.0 to $40.0 million.

        Tranche C term loan facility.    As of March 31, 2004, approximately $116.4 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $20.0 million, $22.5 million, and a final $73.9 million are due during the years ended March 31, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

Covenants and Events of Default

        Our amended and restated credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default.

Prepayments

        Net cash proceeds from asset sales are required to be applied as mandatory prepayments of principal on outstanding loans unless such proceeds are used by us to finance acquisitions permitted under our amended and restated credit facility within 180 days of our receipt of such proceeds. Change of control transactions trigger a mandatory prepayment obligation. Voluntary prepayments of loans, including interim prepayments of revolving loans with proceeds of asset sales that are not used to prepay term loans in anticipation of being subsequently applied to fund a permitted acquisition or acquisitions within 180 days of the asset sale, may be made at any time without premium or penalty, provided that voluntary prepayments of Eurodollar loans made on a date other than the last day of an interest period applicable thereto shall be subject to customary breakage costs.

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

9 1/2% notes and floating rate notes issued in 1998

        The Company issued $125.0 million of 9 1/2% notes and $75.0 million of floating rate notes in 1998. The 9 1/2% notes bear interest at the rate of 9 1/2% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually. In March 2003 the Company repurchased $9.8 million aggregate principal amount of the 9 1/2% notes.

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

12 1/2% notes issued in 2000

        The Company issued $200.0 million of 12 1/2% notes in 2000. The 12 1/2% notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears. In March 2003 the Company repurchased $7.0 million aggregate principal amount of the 12 1/2% notes.

        The 12 1/2% notes mature on May 1, 2010. The Company may redeem the 12 1/2% notes on or after May 1, 2005 at the redemption prices stated in the indenture under which the 12 1/2% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding 12 1/2% notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 12 1/2% notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our credit facility.

        The indenture governing the 12 1/2% notes contains certain customary covenants and events of default.

11 7/8% notes issued in 2003

        The Company issued $225.0 million of 11 7/8% notes in 2003. The 11 7/8% notes bear interest at the rate of 11 7/8% per annum payable semi-annually in arrears.

        The 11 7/8% notes mature on March 1, 2010. The Company may redeem the 11 7/8% notes at any time on or after March 1, 2007 at the redemption prices stated in the indenture under which the 11 7/8% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, the Company must offer to repurchase the outstanding 11 7/8% notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

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

New Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB revised Interpretation No. 46, which clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial

Statements. As per ARB No. 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. Interpretation No. 46 clarifies applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Interpretation No. 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. Interpretation No. 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. The implementation of Interpretation No. 46 did not have a significant impact on our financial statements.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of SFAS No. 150, we meet the definition of a nonpublic entity. As described in note 3 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q, we adopted SFAS No. 150 early, as of July 1, 2003.

        In March 2003, the Emerging Issues Task Force ("EITF") reached consensus on EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, or EITF 00-21. This guidance addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The implementation of EITF 00-21 did not have a material impact on the Company's financial statements.

        In March 2004, the FASB's Emerging Issues Task Force ("EITF") concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-01"). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material effect on the Company's financial statements.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At March 31, 2004, we recorded our marketable available-for-sale equity securities at a fair value of $1.3 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $0.1 million.

        Approximately 74% of our debt bears interest at fixed rates or effectively at fixed rates. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate debt increased by 10%, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $0.4 million for the three months ended March 31, 2004.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. Our liability for the fair value of these swaps was approximately $0.2 million at March 31, 2004. The fair value indicates an estimated amount we would have to pay to cancel the contracts or transfer them to other parties. In connection with our credit facility, we used two interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. The swap agreements expire in May 2004.

        Our Annual Report on Form 10-K for the year ended December 31, 2003 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

  (a)    Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934).

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

  (b)    Changes in internal controls.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation described above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement dated as of January 4, 2000 by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., Carousel Capital Partners, L.P. and certain other signatories thereto.(1)
2.2	Stock Purchase Agreement dated as of April 18, 2003 and as amended June 20, 2003 by and among FairPoint, Community Service Communications, Inc., Community Service Telephone Co. and Commtel Communications, Inc.(11)
2.3	Stock Purchase Agreement dated as of May 9, 2003 by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.(10) 2.4 Agreement and Plan of Merger dated as of June 18, 2003 by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(11)
3.1	Seventh Amended and Restated Certificate of Incorporation of FairPoint.(8)
3.2	By-Laws of FairPoint.(3)
3.3	Certificate of Designation of Series A Preferred Stock of FairPoint.(8)
4.1	Indenture, dated as of May 5, 1998, between FairPoint and United States Trust Company of New York, relating to FairPoint's $125,000,000 9 1/2% Senior Subordinated Notes due 2008 and $75,000,000 Floating Rate Callable Securities due 2008.(2)
4.2	Indenture, dated as of May 24, 2000, between FairPoint and United States Trust Company of New York, relating to FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3) 4.3 Indenture, dated as of March 6, 2003, between FairPoint and The Bank of New York, relating to Fairpoint's $225,000,000 11 7/8% Senior Notes due 2010.(9)
4.4	Form of Initial Fixed Rate Security.(2)
4.5	Form of Initial Floating Rate Security.(2)
4.6	Form of Exchange Fixed Rate Security.(2)

4.7	Form of Exchange Floating Rate Security.(2)
4.8	Form of 144A Senior Subordinated Note due 2010.(3)
4.9	Form of Regulation S Senior Subordinated Note due 2010.(3)
4.10	Form of Initial Senior Note due 2010.(9)
4.11	Form of Exchange Senior Note due 2010.(9)
4.12	Form of Series A Preferred Stock Certificate of FairPoint.(8)
10.1	Amended and Restated Credit Agreement dated as of March 30, 1998 and amended and restated as of March 6, 2003, among FairPoint, various lending institutions, Bank of America, N.A., Wachovia Bank, N.A. and Deutsche Bank Trust Company Americas.(9)
10.2	First Amendment to Credit Agreement dated December 17, 2003 by FairPoint Communications, Inc., the credit parties named therein, Wachovia Bank, National Association and Deutsche Bank Trust Company Americas.(12)
10.3	Amended and Restated Subsidiary Guaranty dated as of March 6, 2003 by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp. and ST Enterprises Ltd.(9)
10.4	Amended and Restated Pledge Agreement dated as of March 6, 2003 by Carrier Services, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Ravenswood Communications, Inc. and Utilities Inc.(9)
10.5	Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 among FairPoint, Wachovia Bank, National Association and various lending institutions.(8)
10.6	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)
10.7	Form of A Term Note.(9)
10.8	Form of C Term Note Floating Rate.(9)
10.9	Form of C Term Note Fixed Rate.(9)
10.10	Form of RF Note.(9)
10.11	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.12	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.13	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.14	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.15	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)
10.16	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.17	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.18	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.19	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)

10.20	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.21	Letter agreement dated as of December 15, 2003 by and between FairPoint and Walter E. Leach, Jr., supplementing Employment Agreement dated as of January 20, 2000.(12)
10.22	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)
10.23	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.24	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.25	FairPoint 1995 Stock Option Plan.(3)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(12)
10.27	FairPoint Amended and Restated 2000 Employee Stock Option Plan.(3)
10.28	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.29	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
10.30	Letter agreement dated as of December 15, 2003 by and between FairPoint and Jack H. Thomas, supplementing Succession Agreement dated as of December 31, 2001.(12)
21	Subsidiaries of FairPoint.(12)
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†

*
Filed herewith.

†
Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act 1934, except to the extent that the registrant specifically incorporates it by reference.

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

(12)
Incorporated by reference to the annual report of FairPoint for the year ended 2003, filed on Form 10-K.

(b)
Reports on Form 8-K

        On February 2, 2004, the Company filed a Current Report on Form 8-K disclosing that it had amended its credit facility to increase its revolving loan facility from $70 million to $85 million and its tranche A term loan facility from $30 million to $40 million.

        On February 3, 2004, the Company filed a Current Report on Form 8-K disclosing that Timothy W. Henry, an executive officer of the Company, participated in the JP Morgan Annual High Yield Conference.

        On February 9, 2004, the Company filed a Current Report on Form 8-K disclosing that Eugene B. Johnson and Walter E. Leach, Jr., executive officers of the Company, participated in the Citigroup 12th Annual High Yield/Leveraged Finance Conference.

        On March 23, 2004, the Company filed a Current Report on Form 8-K announcing operating results for the twelve months ended December 31, 2003. The disclosure included the Company's Consolidated Comparative Financial Information for the twelve months ended December 31, 2003 and 2002, the Company's Sequential Financial Information for the quarters ending December 31, September 30, June 30 and March 31, 2003 and December 31, 2002, the Company's EBITDA Reconciliation for the three and twelve months ended December 31, 2003 and 2002, the Company's and its subsidiaries Condensed Consolidated Balance Sheets for the years ended December 31, 2003 and 2002, the Company's and its subsidiaries Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 and the twelve months ended December 31, 2003 and 2002 and the Company's and its subsidiaries Condensed Consolidated Statements of Cash Flows for the twelve months ended December 31, 2003 and 2002.

        On March 26, 2004, the Company filed a Current Report on Form 8-K disclosing that it had issued a press release announcing that it had filed a registration statement on Form S-1 in respect of its initial public offering of IDSs.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: May 6, 2004
	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Senior Vice President and Chief Financial Officer

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004 INDEX
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