Form 10-Q
period 2004-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2004-08-12
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004.
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period to

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

        As of August 5, 2004, the registrant had outstanding 45,697,566 shares of class A common stock and 4,269,440 shares of class C common stock. There is no public market for the registrant's class A common stock or class C common stock.

FAIRPOINT COMMUNICATIONS, INC.
QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2004
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$7,772	5,603
Accounts receivable, net	30,799	28,845
Other	7,382	7,545
Assets of discontinued operations	105	105

Total current assets	46,058	42,098

Property, plant, and equipment, net	258,606	266,706

Other assets:
Investments	38,043	41,792
Goodwill, net of accumulated amortization	468,814	468,845
Deferred charges and other assets	24,058	23,627

Total other assets	530,915	534,264

Total assets	$835,579	843,068

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$13,956	14,671
Current portion of long-term debt and other long-term liabilities	28,301	22,127
Demand notes payable	397	407
Accrued interest payable	16,085	16,739
Other accrued liabilities	15,860	15,154
Liabilities of discontinued operations	3,923	4,461

Total current liabilities	78,522	73,559

Long-term liabilities:
Long-term debt, net of current portion	792,959	803,578
Preferred shares subject to mandatory redemption	106,359	96,699
Liabilities of discontinued operations	2,041	2,571
Deferred credits and other long-term liabilities	12,372	12,463

Total long-term liabilities	913,731	915,311

Commitments and contingencies
Minority interest	13	15

Common stock subject to put options	1,136	2,136

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	198,153	198,065
Accumulated other comprehensive income	109	1,366
Accumulated deficit	(356,584)	(347,883)

Total stockholders' deficit	(157,823)	(147,953)

Total liabilities and stockholders' deficit	$835,579	843,068

        See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$62,416	57,285	123,401	113,097

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	32,093	27,273	62,171	52,870
Depreciation and amortization	12,299	12,110	24,700	24,197
Stock-based compensation	44	—	88	—

Total operating expenses	44,436	39,383	86,959	77,067

Income from operations	17,980	17,902	36,442	36,030

Other income (expense):
Net gain on sale of investments and other assets	15	104	199	109
Interest and dividend income	454	270	758	729
Interest expense	(25,876)	(21,104)	(51,538)	(39,069)
Equity in net earnings of investees	2,639	2,185	5,054	4,513
Realized and unrealized losses on interest rate swaps	(26)	(338)	(112)	(984)
Other nonoperating, net	—	—	—	(1,503)

Total other expense	(22,794)	(18,883)	(45,639)	(36,205)

Loss from continuing operations before income taxes	(4,814)	(981)	(9,197)	(175)
Income tax benefit (expense)	49	(131)	(174)	(268)
Minority interest in income of subsidiaries	—	—	(1)	(1)

Loss from continuing operations	(4,765)	(1,112)	(9,372)	(444)

Income from Discontinued operations	671	608	671	1,234

Discontinued operations	671	608	671	1,234

Net income (loss)	(4,094)	(504)	(8,701)	790
Redeemable preferred stock dividends and accretion	—	(4,202)	—	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	—	2,905

Net loss attributed to common stockholders	$(4,094)	(4,706)	(8,701)	(5,197)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2004		2003		2004		2003
	(Dollars in thousands)
Net income (loss)		$(4,094)		(504)		(8,701)		790

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$(710)		(140)		(1,146)		490
Less reclassification for gain included in net income	(67)		(68)		(214)		(68)

		(777)		(208)		(1,360)		422
Cash flow hedges:
Reclassification adjustment		26		270		103		625

Other comprehensive income (loss)		(751)		62		(1,257)		1,047

Comprehensive income (loss)		$(4,845)		(442)		(9,958)		1,837

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(8,701)	790

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(671)	(1,234)
Dividends and accretion on shares subject to mandatory redemption	9,660	—
Amortization of debt issue costs	2,301	2,000
Depreciation and amortization	24,700	24,197
Gain on early retirement of debt	—	(3,466)
Write-off of debt issue costs	—	4,967
Minority interest in income of subsidiaries	1	1
Income from equity method investments	(5,054)	(4,513)
Other non cash items	(898)	(4,192)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(2,094)	(1,371)
Accounts payable and accrued expenses	861	2,710
Income taxes	(182)	443
Other assets/liabilities	83	(443)

Total adjustments	28,707	19,099

Net cash provided by operating activities of continuing operations	20,006	19,889

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties	45	(1,795)
Net capital additions	(16,599)	(10,167)
Distributions from investments	8,799	6,227
Net proceeds from sales of investments and other assets	356	—
Other, net	(279)	(323)

Net cash used in investing activities of continuing operations	(7,678)	(6,058)

Cash flows from financing activities of continuing operations:
Debt issue and offering costs	(3,719)	(14,826)
Proceeds from issuance of long-term debt	107,035	295,180
Repayments of long-term debt	(111,561)	(281,479)
Repurchase of preferred and common stock	(1,002)	(9,645)

Net cash used in financing activities of continuing operations	(9,247)	(10,770)

Net cash contributed from continuing operations to discontinued operations	(912)	(671)

Net increase in cash	2,169	2,390
Cash, beginning of period	5,603	5,394

Cash, end of period	$7,772	7,784

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in kind	$—	8,163

Gain on repurchase of redeemable preferred stock	$—	2,905

Accretion of redeemable preferred stock	$—	729

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$115	796

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries (the "Company") as of June 30, 2004 and for the three and six month periods ended June 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

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

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income (loss), as reported	$(4,094)	(504)	$(8,701)	790
Stock-based compensation expense included in reported net income	44	—	88	—
Stock-based compensation determined under fair value based method	(241)	(157)	(480)	(327)

Pro forma net income (loss)	$(4,291)	(661)	$(9,093)	463

(3) Adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity"

        The Company prospectively adopted SFAS 150, effective July 1, 2003. The SFAS 150 adoption had no impact on net income (loss) attributed to common stockholders for any of the periods presented.

        SFAS 150 requires the Company to classify as a long-term liability its series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is described as "Preferred Shares Subject to Mandatory Redemption" in the Condensed Consolidated Balance Sheet as of June 30, 2004 and December 31, 2003 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income (loss) available to common stockholders.

        The series A preferred stock was issued to certain lenders in connection with FairPoint Carrier Services, Inc.'s (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")) debt restructuring and is nonvoting, except as required by applicable law, and is not convertible into common stock of the Company. The series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Certain holders of the series A preferred stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for the period from March 6, 2003 to March 6, 2005. Dividends on the series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of series A preferred stock. The Company has the option to redeem any outstanding series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company and its subsidiaries, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's 12 1/2% senior subordinated notes due 2011 (the "12 1/2% notes") (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the series A preferred stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its 9 1/2% senior subordinated notes due 2008 (the "9 1/2% notes"), floating rate callable securities due 2008 (the "floating rate notes") and 12 1/2% notes.

        The initial carrying amount of the series A preferred stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) on the mandatory redemption date (May 2011). For the six months ended June 30, 2004, the series A preferred stock has been increased by $0.7 million to reflect the periodic accretions. The carrying amount of the series A preferred stock has been further increased by $9.0 million in connection with dividends paid in-kind on the outstanding shares of the series A preferred stock for the six months ended June 30, 2004. These amounts are included in pre-tax income (loss) for the six month period ended June 30, 2004.

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

	Pro forma Three months ended June 30, 2003	Pro forma Six months ended June 30, 2003
	(Dollars in thousands)
Revenues	$59,239	116,993
Income from continuing operations	(982)	(208)
Net income	(374)	1,026

        On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire Corporation ("FairPoint Berkshire") executed an agreement and plan of merger with Berkshire Telephone Corporation ("Berkshire") to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the fourth quarter of 2004, pending required state regulatory approvals. This acquisition is referred to herein as the "Berkshire Acquisition".

(5) Discontinued Operations and Restructure Charges

        Competitive Communications Business Operations.    In November 2001, the Company announced its plan to discontinue the competitive local exchange carrier ("CLEC") operations of its wholly-owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the CLEC operations, these operating results are presented as discontinued operations.

        Assets and liabilities of discontinued CLEC operations as of June 30, 2004 and December 31, 2003 follow:

	June 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Accounts receivable	$105	105

Current assets of discontinued operations	$105	105

Accrued liabilities	$(1,215)	(1,516)
Restructuring accrual	(2,658)	(2,682)
Accrued property taxes	(50)	(263)

Current liabilities of discontinued operations	$(3,923)	(4,461)

Restructuring accrual	$(2,041)	(2,571)

Long-term liabilities of discontinued operations	$(2,041)	(2,571)

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its CLEC business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at June 30, 2004 was $4.7 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2003 to June 30, 2004 was mainly comprised of payments towards the lease obligations.

        Rural Local Exchange Carrier Operations.    On September 30, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford ("Union"), Armour Independent Telephone Co. ("Armour"), WMW Cable TV Co. ("WMW") and Kadoka Telephone Co. ("Kadoka") to Golden West Telephone Properties, Inc. ("Golden West"). The sale was completed in accordance with the terms of the South Dakota Purchase Agreement, dated as of May 9, 2003 (the "South Dakota Purchase Agreement"), between MJD Services and Golden West. MJD Services received $24,156,000 in proceeds from the sale. The properties sold were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to partially fund the Maine Acquisition completed in 2003. The operations of these companies are presented as discontinued operations. All prior period financial statements have been restated accordingly. This divestiture is referred to herein as the "South Dakota Disposition".

        Income from the South Dakota Disposition operations consists of the following (unaudited):

	Three months ended June 30, 2003	Six months ended June 30, 2003
Revenue	$1,265	$2,576

Income from discontinued operations	$608	$1,234

6) Interest Rate Swap Agreements

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. From time to time, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. The last two interest rate swap agreements expired in May 2004.

        The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Six months ended June 30,
	2004	2003
	(Unaudited)
Change in fair value of interest rate swaps	$874	4,574
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(625)
Realized losses	(883)	(4,933)

Total	$(112)	(984)

(7) Investments

        The Company has a 7.5% ownership interest in Orange County-Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows:

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Current assets	$31,192	20,753
Property, plant and equipment, net	29,108	29,622
Deferred charges and other assets	1	1

Total assets	$60,301	50,376

Current liabilities	$379	658
Partners' capital	59,922	49,718

	$60,301	50,376

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$37,441	$31,687	$74,468	$64,168
Operating income	31,935	25,649	62,346	53,567
Net income	32,203	26,265	62,944	54,626

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

        Following an August 2, 2004 announcement by Choice One Communications Inc. ("Choice One") of a financial restructuring under Chapter 11 of the United States Bankruptcy Code, the quoted marked value of the Company's investment in Choice One's common stock declined from $0.5 million at June 30, 2004 to $65,000 at August 2, 2004. The Company expects that the decline in fair value is other-than-temporary, and has recorded an impairment loss of $0.4 million in August 2004, of which $0.3 million was recorded as an expense in the statements of operations and $0.1 million was recorded as a reduction in accumulated other comprehensive income.

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

        The Company may obtain letters of credit under its revolving credit facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving credit facility. As of June 30, 2004, two letters of credit had been issued for $1.0 million and $0.5 million, respectively.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2004 are as follows (dollars in thousands):

Fiscal Year ending June 30,
2005	$28,201
2006	26,117
2007	151,430
2008	192,635
2009	1,751
Thereafter	421,026

$821,160

(9) Registration Statement

        On July 13, 2004, the Company filed Amendment No. 3 to its Registration Statement on Form S-1 with the Securities and Exchange Commission, amending the Registration Statement on Form S-1 which was originally filed on March 25, 2004, relating to (i) the proposed initial public offering of approximately $685.0 million of income deposit securities ("IDSs"), representing shares of the Company's class A common stock and senior subordinated notes, (ii) the exchange of approximately $147.9 million of IDSs or awards of IDSs with the Company's existing common stockholders, optionholders and restricted stock unitholders, and (iii) the offering of $33.0 million of senior subordinated notes to be sold separately (not in the form of IDSs). The Company intends to use the proceeds from the offerings, together with borrowings under a new credit facility, to, among other things, repay in full its credit facility, consummate tender offers and consent solicitations for its 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% senior notes due 2010 ("11 7/8% notes"), redeem all of its outstanding series A preferred stock and repay all subsidiary debt (other than trade debt). In connection with the IDS offering, the Company also expects to obtain a new senior secured credit facility (the "New Credit Facility"), including a term loan facility and a revolving credit facility. On July 16, 2004, the Company commenced tender offers and consent solicitations with respect to all of its 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. As of August 11, 2004, approximately 95.92% of the 9 1/2% notes, 89.87% of the floating rate notes, 98.83% of the 12 1/2% notes and 99.98% of the 11 7/8% notes had been irrevocably tendered and consents related thereto had been irrevocably delivered. The Company has executed supplemental indentures with respect to the indentures governing each such series of notes which eliminate substantially all of the covenants and the events of default in such indentures and permit the IDS offering and the related transactions to be consummated on the terms described in the Registration Statement. These supplemental indentures will become effective upon the closing of the IDS offering and the related transactions. There can be no assurance that the IDS offering and the related transactions will be completed on the terms described in the Registration Statement or at all. As of June 30, 2004, the Company had capitalized $3.3 million in costs associated with the IDS offering and the related transactions.

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

        Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, risks and uncertainties relating to economic conditions and trends, acquisitions and divestitures, growth and expansion, telecommunication regulations, earnings reviews (such as those currently in process in Idaho, New York and Vermont), changes in technology, product acceptance, the ability to construct, expand and upgrade its services and facilities and other risks discussed in the reports that the Company files from time to time with the U.S. Securities and Exchange Commission.

Overview

        We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we believe that we are the 16th largest local telephone company, in each case based on number of access lines. We operate in 17 states with approximately 272,450 access line equivalents (including voice access lines and digital subscriber lines ("DSL")) in service as of June 30, 2004.

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

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Revenue (in thousands)
					% of Revenue Three months ended June 30,		% of Revenue Six months ended June 30,
	Three months ended June 30,		Six months ended June 30,
Revenue Source
	2004	2003	2004	2003	2004	2003	2004	2003
Local calling services	$15,767	13,993	31,348	27,460	25%	24%	25%	24%
Universal service fund-high cost loop	5,850	4,865	11,303	9,866	9	8	9	9
Interstate access revenues	17,772	16,365	34,678	31,843	28	29	28	28
Intrastate access revenues	10,325	10,855	21,036	21,664	17	19	17	19
Long distance services	4,205	3,854	8,249	7,623	7	7	7	7
Data and Internet services	4,459	3,070	8,486	6,106	7	5	7	5
Other services	4,038	4,283	8,301	8,535	7	8	7	8

Total	$62,416	57,285	123,401	113,097	100%	100%	100%	100%

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

  •
  Stock-based compensation consists of non-cash compensation charges incurred in connection with the employee stock options and restricted stock units granted to our executive officers, and stockholder appreciation rights agreements granted to two of our executive officers.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  On December 1, 2003, we purchased all of the capital stock of CST and CCI. CST and CCI serve approximately 13,280 access line equivalents in central Maine as of the date of such acquisition.

  •
  On June 18, 2003, we executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire with Berkshire, pending required state regulatory approvals. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the fourth quarter of 2004, pending required state regulatory approvals.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions.

Stock Based Compensation

        Non-cash compensation charges associated with restricted stock units were $88,000 for the six months ended June 30, 2004.

        In 2003, we did not recognize any material non-cash compensation charges, primarily due to the fact that the fair market value per share of our common stock remained relatively stable.

Discontinued Operations

        On September 30, 2003, MJD Services completed the sale of all of the capital stock owned by MJD Services of Union, Armour, WMW and Kadoka to Golden West. The sale was completed in accordance with the terms of the South Dakota Purchase Agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota Disposition. The companies sold to Golden West served approximately 4,150 voice access lines located in South Dakota as of the date of such disposition. The operations of these companies are presented as discontinued operations and all prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

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

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter and year-to-date comparisons of financial results are not necessarily indicative of future results:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	51.4	47.6	50.4	46.7
Depreciation and amortization	19.7	21.1	20.0	21.4
Stock based compensation	0.1	—	0.1	—

Total operating expenses	71.2	68.7	70.5	68.1

Income from operations	28.8	31.3	29.5	31.9

Net gain on sale of investments and other assets	—	0.2	0.2	0.1
Interest and dividend income	0.7	0.5	0.6	0.6
Interest expense	(41.5)	(36.8)	(41.8)	(34.6)
Equity in net earnings of investees	4.2	3.8	4.1	4.0
Realized and unrealized losses on interest rate swaps	—	(0.6)	(0.1)	(0.9)
Other non-operating, net	—	—	—	(1.3)

Total other expense	(36.6)	(32.9)	(37.0)	(32.1)

Loss from continuing operations before income taxes	(7.8)	(1.6)	(7.5)	(0.2)
Income tax benefit (expense)	0.1	(0.2)	(0.1)	(0.2)

Loss from continuing operations	(7.7)%	(1.8)%	(7.6)%	(0.4)%

Three Month Period Ended June 30, 2004 Compared with Three Month Period Ended June 30, 2003

  Revenues

        Revenues.    Revenues increased $5.1 million to $62.4 million in 2004 compared to $57.3 million in 2003. $2.2 million of this increase was attributable to the Maine Acquisition and $2.9 million to additional revenues from our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $1.8 million from $14.0 million in 2003 to $15.8 million in 2004. Revenues from our existing operations increased $0.9 million, mainly attributable to the implementation of Basic Service Calling Areas ("BSCA") in the state of Maine, which expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. The remaining increase of $0.9 million was attributable to the Maine Acquisition.

        Universal service fund high cost loop.    Universal service fund high cost loop receipts increased $1.0 million to $5.9 million in 2004 from $4.9 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our USF receipts in our Maine and Idaho companies that has more than offset a drop in receipts from the USF related to increases in the National Average Cost Per Loop.

        Interstate access revenues.    Interstate access revenues increased $1.4 million from $16.4 million in 2003 to $17.8 million in 2004. Our existing operations accounted for $0.6 million of this increase due to expense increases from our regulated operations that result in higher interstate revenue requirements, and $0.8 million was attributable to the Maine Acquisition.

        Intrastate access revenues.    Intrastate access revenues decreased from $10.9 million in 2003 to $10.3 million in 2004. The decrease from our existing operations was $0.8 million before being offset by $0.2 million in revenues contributed by the Maine Acquisition. The decrease was mainly attributed to the BSCA plan implemented in Maine as discussed above in local calling services.

        Long distance services.    Long distance services revenues increased $0.3 million from $3.9 million in 2003 to $4.2 million in 2004. This was all attributable to our existing operations and a result of promotional efforts designed to generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $1.4 million from $3.1 million in 2003 to $4.5 million in 2004. This increase is due primarily to increases in DSL customers as we continue to market our broadband services. Our DSL subscribers increased from 10,196 as of June 30, 2003 to 28,351 as of June 30, 2004.

        Other services.    Other revenues decreased from $4.3 million in 2003 to $4.0 million in 2004. A decrease of $0.4 million from existing operations was partially offset by an increase from the Maine Acquisition of $0.1 million. The decrease is mainly associated with reductions in billing and collection revenues, as inter-exchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $4.8 million to $32.1 million in 2004 from $27.3 million in 2003. Of the increase, $3.7 million is related to our existing operations and $1.1 million is related to expenses of the companies we acquired in the Maine Acquisition. Wages and benefits increased $1.6 million due to merit increases, an increase in our incentive compensation plan and an increase in the number of our employees compared to a year ago. Network operations expense, wholesale DSL charges and transport and network costs associated with our broadband initiatives increased $0.8 million. Marketing and promotion expenses increased $0.6 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $0.4 million as we incur costs associated with the conversion of our billing systems into an integrated platform.

        Depreciation and amortization.    Depreciation and amortization increased $0.2 million to $12.3 million in 2004 from $12.1 million in 2003. All of this increase was attributable to the Maine Acquisition.

        Stock based compensation.    For the three months ended June 30, 2004, stock-based compensation associated with restricted stock units was $44,000. During the three months ended June 30, 2003, there were no stock-based compensation charges.

        Income from operations.    Income from operations increased $0.1 million to $18.0 million in 2004 from $17.9 million in 2003. A $0.6 million decrease attributable to our existing operations was offset by a $0.7 million increase attributable to the Maine Acquisition.

        Other income (expense).    Total other expense increased $3.9 million to $22.8 million in 2004 from $18.9 million in 2003. The increase consisted primarily of interest expense on long-term debt. Interest expense increased $4.8 million to $25.9 million in 2004 from $21.1 million in 2003, attributable to our adoption of SFAS 150 as of July 1, 2003, which resulted in our recording $4.9 million in interest expense related to dividends and accretion on our series A preferred stock for the three months ended June 30, 2004. Earnings in equity investments increased $0.4 million to $2.6 million in 2004 from $2.2 million in 2003.

The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Three months ended June 30,
	2004	2003
Change in fair value of interest rate swaps	$221	$2,126
Reclassification of transition adjustment included in other comprehensive income (loss)	(25)	(270)
Realized losses	(222)	(2,194)

Total	$(26)	$(338)

        Income tax expense.    Income tax expense decreased $0.2 million from $0.1 million in 2003 to a $49,000 benefit in 2004. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our existing operations sold in the South Dakota Disposition was $0.6 million for 2003. During the three months ended June 30, 2004, we recorded an adjustment to our liability associated with the discontinuation of our CLEC operations of $0.7 million. This is mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

        Net income (loss).    Net loss attributable to common stockholders for the three months ended June 30, 2004 was $4.1 million. Our 2003 net loss attributable to common stockholders was $4.7 million after giving effect to $4.2 million in dividends and accretion related to our series A preferred stock. Additionally, as a result of the adoption of SFAS 150 on July 1, 2003, the dividends and discount accretion of $4.9 million related to these instruments are included as a reduction of net income for the three months ended June 30, 2004. The other differences between 2004 and 2003 are a result of the factors discussed above.

Six Month Period Ended June 30, 2004 Compared with Six Month Period Ended June 30, 2003

  Revenues

        Revenues.    Revenues increased $10.3 million to $123.4 million in 2004 compared to $113.1 million in 2003. $4.3 million of this increase was attributable to the Maine Acquisition and $6.0 million to additional revenues from our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $3.9 million from $27.5 million in 2003 to $31.4 million in 2004. Revenues from our existing operations increased $2.3 million. Of this increase, $1.8 million is attributable to the implementation of BSCA in the state of Maine, which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. Despite a slight decline in access lines, the remaining $0.5 million increase in local revenues from existing operations is due to increases in local calling features and local interconnection revenues. The remaining increase of $1.6 million was attributable to the Maine Acquisition.

        Universal service fund high cost loop.    Universal service fund high cost loop receipts increased $1.4 million to $11.3 million in 2004 from $9.9 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our USF receipts in our Maine and Idaho companies that has more than offset a drop in receipts from the USF related to increases in the National Average Cost Per Loop.

        Interstate access revenues.    Interstate access revenues increased $2.9 million from $31.8 million in 2003 to $34.7 million in 2004. Our existing operations accounted for $1.2 million of this increase due to expense increases from our regulated operations that result in higher interstate revenue requirements, and $1.7 million was attributable to the Maine Acquisition.

        Intrastate access revenues.    Intrastate access revenues decreased from $21.7 million in 2003 to $21.0 million in 2004. The decrease from our existing operations was $1.3 million before being offset by $0.6 million in revenues contributed by the Maine Acquisition. The decrease was mainly attributed to the BSCA plan implemented in Maine as discussed above in local calling services.

        Long distance services.    Long distance services revenues increased $0.6 million from $7.6 million in 2003 to $8.2 million in 2004. This was all attributable to our existing operations and a result of promotional efforts designed to generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $2.4 million from $6.1 million in 2003 to $8.5 million in 2004. This increase is due primarily to increases in DSL customers as we continue to aggressively market our broadband services. Our DSL subscribers increased from 10,196 as of June 30, 2003 to 28,351 as of June 30, 2004.

        Other services.    Other revenues decreased from $8.5 million in 2003 to $8.3 million in 2004. A decrease of $0.5 million from existing operations was partially offset by an increase from the Maine Acquisition of $0.3 million. The decrease is mainly associated with reductions in billing and collections revenues, as inter-exchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $9.3 million to $62.2 million in 2004 from $52.9 million in 2003. Of the increase, $7.2 million is related to our existing operations and $2.1 million is related to expenses of the companies we acquired in 2003 in the Maine Acquisition. Wages and benefits increased $2.7 million due to merit increases, an increase in our incentive compensation plan and an increase in the number of our employees. As we change our company to a more data/broadband and sales organization, our training costs have also increased by $0.2 million as compared to the same period in 2003. Network operations expense, wholesale DSL charges and transport and network costs associated with our broadband initiatives increased $1.4 million. Bad debt expense was $0.9 million higher in 2004 than 2003 due primarily to a recovery received in 2003. Marketing and promotion expenses increased $0.7 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $0.6 million as we incur costs associated with the conversion of our billing systems into an integrated platform.

        Depreciation and amortization.    Depreciation and amortization increased $0.5 million to $24.7 million in 2004 from $24.2 million in 2003. All of this increase was attributable to the Maine Acquisition.

        Stock based compensation.    For the six months ended June 30, 2004, stock-based compensation associated with restricted stock units was $88,000. During the six months ended June 30, 2003, there were no stock-based compensation charges.

        Income from operations.    Income from operations increased $0.4 million to $36.4 million in 2004 from $36.0 million in 2003. A $1.2 million decrease attributable to our existing operations was offset by a $1.6 million increase attributable to the Maine Acquisition.

        Other income (expense).    Total other expense increased $9.4 million to $45.6 million in 2004 from $36.2 million in 2003. The increase consisted primarily of interest expense on long-term debt. Interest expense increased $12.4 million to $51.5 million in 2004 from $39.1 million in 2003, mainly attributable to our issuance of the 11 7/8% notes during the first quarter of 2003 and the extinguishment of debt related thereto and the adoption of SFAS 150 as of July 1, 2003, the latter of which resulted in our recording $9.7 million in interest expense related to dividends and accretion on our series A preferred stock for the six months ended June 30, 2004. Earnings in equity investments increased $0.6 million to $5.1 million in 2004 from $4.5 million in 2003. Other non-operating income (expense) includes net loss on the extinguishment of debt and expenses related to the loss on the write off of loan origination costs. As a result of the issuance of $225.0 million in senior notes during the first quarter of 2003, we recorded $3.5 million in non-operating gains on the extinguishment of the senior subordinated notes and Carrier Services loans. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Six months ended June 30,
	2004	2003
Change in fair value of interest rate swaps	$874	$4,574
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(625)
Realized losses	(883)	(4,933)

Total	$(112)	$(984)

        Income tax expense.    Income tax expense decreased $0.1 million from $0.3 million in 2003 to $0.2 million in 2004. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our existing operations sold in the South Dakota Disposition was $1.2 million for 2003. During the six months ended June 30, 2004, we recorded an adjustment to our liability associated with the discontinuation of our CLEC operations of $0.7 million. This is mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

        Net income (loss).    Net loss attributable to common stockholders for the six months ended June 30, 2004 was $8.7 million. Our 2003 net loss attributable to common stockholders was $5.2 million after giving effect to $8.9 million in dividends and accretion related to our series A preferred stock and the repurchase of a portion of our series A preferred stock at a discount of $2.9 million. Additionally, as a result of the adoption of SFAS 150 on July 1, 2003, the dividends and discount accretion of $9.7 million related to these instruments are included as a reduction of net income for the six months ended June 30, 2004. The other differences between 2004 and 2003 are a result of the factors discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the six months ended June 30, 2004 and 2003, cash provided by operating activities of continuing operations was $20.0 million and $19.9 million, respectively.

        Net cash used in investing activities from continuing operations was $7.7 million and $6.1 million for the six months ended June 30, 2004 and 2003, respectively. These cash flows primarily reflect net capital expenditures of $16.6 million and $10.2 million for the six months ended June 30, 2004 and 2003, respectively. Offsetting capital expenditures were distributions from investments of $8.8 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively. The $8.8 million received in 2004 includes a non-recurring $2.5 million distribution to one of our subsidiaries, Chouteau Telephone Company, indirectly from Independent Cellular Telephone LLC resulting from the sale of its membership interest in an operating cellular limited liability company. These distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments. In addition, we have been advised that one of these partnerships may adjust its pricing structure. If such an adjustment occurs, the amount of future distributions from this partnership may decrease. We will reconsider any investment or other accounting implications with respect to this partnership if such an adjustment occurs.

        Net cash used in financing activities from continuing operations was $9.2 million and $10.8 million for the six months ended June 30, 2004 and 2003, respectively. These cash flows primarily represent net repayment of long-term debt of $4.5 million and $3.7 million in debt issuance and offering related costs for the six months ended June 30, 2004. For the six months ended June 30, 2003, net proceeds from the issuance of long term debt of $13.7 million were offset by debt issuance costs of $14.8 million and the repurchase of series A preferred stock and common stock of $9.6 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $16.6 million for the six months ended June 30, 2004 and are expected to be approximately $36.3 million for the period from July 1, 2004 through June 30, 2005.

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

        For a summary description of our debt see "—Description of Certain Indebtedness."

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of the Company's series A preferred stock and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. In March 2003, the Company used a portion of the proceeds from the offering of its 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility to repay $2.2 million principal amount of loans under the Carrier Services credit facility, at approximately a 30% discount to par. On January 30, 2004, the Company used additional borrowings under its credit facility's tranche A term loan facility and a portion of the borrowings under its credit facility's revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        On July 13, 2004, the Company filed Amendment No. 3 to its Registration Statement on Form S-1 with the Securities and Exchange Commission, amending the Registration Statement on Form S-1 which was originally filed on March 25, 2004, relating to (i) the proposed initial public offering of IDSs, (ii) the exchange of approximately $147.9 million of IDSs or awards of IDSs with the Company's existing common stockholders, optionholders and restricted stock unitholders, and (iii) the offering of $33.0 million of senior subordinated notes to be sold separately (not in the form of IDSs). The Company intends to use the proceeds from the offerings, together with borrowings under the New Credit Facility, to, among other things, repay in full its credit facility, consummate tender offers and consent solicitations for its 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes, redeem all of its outstanding series A preferred stock and repay all subsidiary debt (other than trade debt). In connection with the IDS offering, the Company also expects to obtain a new senior secured credit facility, including a term loan facility and a revolving credit facility. On July 16, 2004, the Company commenced tender offers and consent solicitations with respect to all of its 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. As of August 11, 2004, approximately 95.92% of the 9 1/2% notes, 89.87% of the floating rate notes, 98.83% of the 12 1/2% notes and 99.98% of the 11 7/8% notes had been irrevocably tendered and consents related thereto had been irrevocably delivered. The Company has executed supplemental indentures with respect to the indentures governing each such series of notes which eliminate substantially all of the covenants and the events of default in such indentures and permit the IDS offering and the related transactions to be consummated on the terms described in the Registration Statement. These supplemental indentures will become effective upon the closing of the IDS offering and the related transactions. There can be no assurance that the IDS offering and the related transactions will be completed on the terms described in the Registration Statement or at all. As of June 30, 2004, the Company had capitalized $3.3 million in costs associated with IDS offering and the related transactions.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2004 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$28,201	$28,201	$—	$—	$—
Long term debt	792,959	—	177,547	194,386	421,026
Preferred shares subject to mandatory redemption(1)	106,359	—	—	—	106,359
Operating leases(2)	11,414	5,261	4,653	957	543
Deferred transaction fee(3)	8,445	—	—	—	8,445
Common stock subject to put options	1,136	1,000	136	—	—
Non-compete agreements	100	100	—	—	—
Minimum purchase contract	4,370	3,145	1,225

Total contractual cash obligations	$952,984	$37,707	$183,561	$195,343	$536,373

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

(2)
Real property lease obligations of $8.7 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $2.7 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events, which include the consummation of the IDS offering.

        As of June 30, 2004, we did not have any derivative financial instruments.

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

        In addition, our credit facility and the indentures governing our 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes contain covenants that limit our operating flexibility and restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to: incur additional debt; pay dividends or distributions on, or redeem or repurchase, capital stock; create liens or negative pledges with respect to our assets; make investments, loans or advances; make capital expenditures; issue, sell or allow distributions on capital stock of specified subsidiaries; enter into sale and leaseback transactions; prepay or defease specified indebtedness; enter into transactions with affiliates; enter into specified hedging arrangements; merge, consolidate or sell our assets; or engage in any business other than communications. We also are required to maintain specified financial ratios and/or meet financial tests prescribed by our amended and restated credit facility. We may not be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our debts could become immediately payable at a time when we are unable to pay them, which could have an adverse effect on our business.

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

        Our credit facility is comprised of the following facilities:

        Revolving loan facility.    A revolving loan facility of $85 million, of which $40.7 million was outstanding as of June 30, 2004. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the revolving loan facility from $70 to $85 million.

        Tranche A term loan facility.    A tranche A term loan facility of $40 million. As of June 30, 2004, $40.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the tranche A term loan facility from $30 to $40 million.

        Tranche C term loan facility.    As of June 30, 2004, approximately $111.6 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $19.2 million, $24.0 million, and a final $68.4 million are due during the years ended June 30, 2005, 2006 and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

Covenants and Events of Default

        Our credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default.

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

9 1/2% notes and floating rate notes issued in 1998

        The Company issued $125.0 million of 9 1/2% notes and $75.0 million of floating rate notes in 1998. The 9 1/2% notes bear interest at the rate of 9 1/2% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually. In March 2003, the Company repurchased $9.8 million aggregate principal amount of the 9 1/2% notes.

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

12 1/2% notes issued in 2000

        The Company issued $200.0 million of 12 1/2% notes in 2000. The 12 1/2% notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears. In March 2003, the Company repurchased $7.0 million aggregate principal amount of the 12 1/2% notes.

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

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. In December 2003, the FASB revised Interpretation No. 46, which clarifies the application of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements. As per ARB No. 51, a general rule for preparation of consolidated financial statements of a parent and its subsidiary is ownership by the parent, either directly or indirectly, of over fifty percent of the outstanding voting shares of a subsidiary. However, application of the majority voting interest requirement of ARB No. 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interest. Interpretation No. 46 clarifies applicability of ARB No. 51 to entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Interpretation No. 46 requires an entity to consolidate a variable interest entity even though the entity does not, either directly or indirectly, own over fifty percent of the outstanding voting shares. Interpretation No. 46 is applicable for financial statements issued for reporting periods that end after March 15, 2004. The implementation of Interpretation No. 46 did not have a significant impact on our financial statements.

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

        In March 2004, the FASB's Emerging Issues Task Force ("EITF") concluded its discussion of Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-01"). EITF 03-01 provides accounting guidance regarding the determination of when an impairment (i.e. fair value is less than carrying value) of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in earnings. EITF 03-01 also requires annual disclosures of certain quantitative and qualitative factors of debt and marketable equity securities classified as available-for-sale or held-to-maturity that are in an unrealized loss position at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-01 were effective December 31, 2003. The accounting guidance of EITF 03-01 will be effective in the third quarter of 2004 and is not expected to have a material affect on the Company's financial statements.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        At June 30, 2004, we recorded our marketable available-for-sale equity securities at a fair value of $0.5 million. These securities have exposure to price risk. A hypothetical ten percent adverse change in quoted market prices would decrease the recorded value by approximately $46,000.

        Approximately 67% of our debt bears interest at fixed rates or effectively at fixed rates. However, our earnings are affected by changes in interest rates as our long-term debt under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate debt increased by 10%, our interest expense would have increased, and our loss from continuing operations before taxes would have increased, by approximately $0.4 million for the six months ended June 30, 2004.

        Our Annual Report on Form 10-K for the year ended December 31, 2003 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4. CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Company's "disclosure controls and procedures" (as defined in rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")).

        Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Changes in internal controls.

        There have been no significant changes in the Company's "internal controls of financial reporting" (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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
10.5	Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement dated as of May 10, 2002 among FairPoint, Wachovia Bank, National Association and various lending institutions.(8)
10.6	Amended and Restated Tax Sharing Agreement dated November 9, 2000 by and among FairPoint and its Subsidiaries.(4)
10.7	Form of A Term Note.(9)
10.8	Form of C Term Note Floating Rate.(9)
10.9	Form of C Term Note Fixed Rate.(9)
10.10	Form of RF Note.(9)
10.11	Stockholders' Agreement dated as of January 20, 2000 of FairPoint.(1)
10.12	Registration Rights Agreement dated as of January 20, 2000 of FairPoint.(1)
10.13	Management Services Agreement dated as of January 20, 2000 by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.14	Amended and Restated Financial Advisory Agreement dated as of January 20, 2000 by and between FairPoint and Kelso & Company, L.P.(1)
10.15	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and JED Communications Associates, Inc.(1)

10.16	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Daniel G. Bergstein.(1)
10.17	Non-Competition, Non-Solicitation and Non-Disclosure Agreement dated as of January 20, 2000 by and between FairPoint and Meyer Haberman.(1)
10.18	Employment Agreement dated as of January 20, 2000 by and between FairPoint and John P. Duda.(1)
10.19	Letter agreement dated as of November 21, 2002 by and between FairPoint and John P. Duda, supplementing Employment Agreement dated as of January 20, 2000.(9)
10.20	Employment Agreement dated as of January 20, 2000 by and between FairPoint and Walter E. Leach, Jr.(1)
10.21	Letter agreement dated as of December 15, 2003 by and between FairPoint and Walter E. Leach, Jr., supplementing Employment Agreement dated as of January 20, 2000.(12)
10.22	Letter agreement dated as of November 11, 2002 by and between FairPoint and Peter G. Nixon.(9)
10.23	Letter agreement dated as of November 13, 2002 by and between FairPoint and Shirley J. Linn.(9)
10.24	Institutional Stockholders Agreement dated as of January 20, 2000 by and among FairPoint and the other parties thereto.(1)
10.25	FairPoint 1995 Stock Option Plan.(3)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.27	FairPoint Amended and Restated 2000 Employee Stock Option Plan.(12)
10.28	Employment Agreement dated as of December 31, 2002 by and between FairPoint and Eugene B. Johnson.(9)
10.29	Succession Agreement dated as of December 31, 2001 by and between FairPoint and Jack H. Thomas.(7)
10.30	Letter agreement dated as of December 15, 2003 by and between FairPoint and Jack H. Thomas, supplementing Succession Agreement dated as of December 31, 2001.(12)
21	Subsidiaries of FairPoint.*
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†

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

(b)
Reports on Form 8-K

        On May 5, 2004, the Company filed a Current Report on Form 8-K announcing operating results for the three months ended March 31, 2004. The disclosure included the Company's Consolidated Comparative Financial Information for the three months ended March 31, 2004 and 2003, the Company's Sequential Financial Information for the three months ending March 31, 2004 and December 31, September 30, June 30 and March 31, 2003, the Company's EBITDA Reconciliation for the three months ended March 31, 2004 and 2003, the Company's and its subsidiaries Condensed Consolidated Balance Sheets for March 31, 2004 and 2003, the Company's and its subsidiaries Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 and the Company's and its subsidiaries Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.

        On May 28, 2004, the Company filed a Current Report on Form 8-K setting forth certain information the Company intended to disclose to potential lenders under its New Credit Facility.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: August 12, 2004	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Executive Vice President and Chief Financial Officer

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2004 INDEX
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