Form 10-Q
period 2004-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2004-11-12
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2004.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in R12b-2 of the Exchange Act). Yes ☐    No ☒

        As of November 11, 2004, the registrant had outstanding 45,697,566 shares of class A common stock and 4,269,440 shares of class C common stock. There is no public market for the registrant's class A common stock or class C common stock.

FAIRPOINT COMMUNICATIONS, INC.
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$6,413	5,603
Accounts receivable, net	30,675	28,845
Other	7,638	7,545
Assets of discontinued operations	105	105

Total current assets	44,831	42,098

Property, plant, and equipment, net	253,704	266,706

Other assets:
Investments	37,942	41,792
Goodwill	468,814	468,845
Deferred charges and other assets	25,626	23,627

Total other assets	532,382	534,264

Total assets	$830,917	843,068

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$12,834	14,671
Current portion of long-term debt and other long-term liabilities	28,436	22,127
Demand notes payable	387	407
Accrued interest payable	18,981	16,739
Other accrued liabilities	16,527	15,154
Liabilities of discontinued operations	3,887	4,461

Total current liabilities	81,052	73,559

Long-term liabilities:
Long-term debt, net of current portion	785,139	803,578
Preferred shares subject to mandatory redemption	111,519	96,699
Liabilities of discontinued operations	1,773	2,571
Deferred credits and other long-term liabilities	12,398	12,463

Total long-term liabilities	910,829	915,311

Commitments and contingencies
Minority interest	12	15

Common stock subject to put options	1,136	2,136

Stockholders' deficit:
Common stock	499	499
Additional paid-in capital	198,198	198,065
Accumulated other comprehensive income	—	1,366
Accumulated deficit	(360,809)	(347,883)

Total stockholders' deficit	(162,112)	(147,953)

Total liabilities and stockholders' deficit	$830,917	843,068

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$65,437	58,566	188,838	171,663

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	34,184	28,754	96,355	81,624
Depreciation and amortization	12,176	11,984	36,876	36,181
Stock-based compensation	45	—	133	—

Total operating expenses	46,405	40,738	133,364	117,805

Income from operations	19,032	17,828	55,474	53,858

Other income (expense):
Net gain (loss) on sale of investments and other assets and impairment losses	(439)	486	(240)	595
Interest and dividend income	572	535	1,330	1,264
Interest expense	(26,160)	(25,571)	(77,698)	(64,640)
Equity in net earnings of investees	2,875	2,722	7,929	7,235
Realized and unrealized losses on interest rate swaps	—	(227)	(112)	(1,211)
Other nonoperating, net	—	—	—	(1,503)

Total other expense	(23,152)	(22,055)	(68,791)	(58,260)

Loss from continuing operations before income taxes	(4,120)	(4,227)	(13,317)	(4,402)
Income tax benefit (expense)	(105)	18	(279)	(250)
Minority interest in income of subsidiaries	—	—	(1)	(1)

Loss from continuing operations	(4,225)	(4,209)	(13,597)	(4,653)

Income from Discontinued operations	—	695	671	1,929
Gain from Discontinued operations	—	7,797	—	7,797

Discontinued operations	—	8,492	671	9,726

Net income (loss)	(4,225)	4,283	(12,926)	5,073
Redeemable preferred stock dividends and accretion	—	—	—	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	—	2,905

Net income (loss) attributed to common stockholders	$(4,225)	4,283	(12,926)	(914)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
	(Dollars in thousands)
Net income (loss)		$(4,225)		4,283		(12,926)		5,073

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gain (loss) arising during period	$(109)		(201)		(1,255)		289
Less reclassification for gain (loss) included in net income	—	(109)	(46)	(247)	(214)	(1,469)	(114)	175

Cash flow hedges:
Reclassification adjustment		—		227		103		852

Other comprehensive income (loss)		(109)		(20)		(1,366)		1,027

Comprehensive income (loss)		$(4,334)		4,263		(14,292)		6,100

AIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(12,926)	5,073

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(671)	(1,929)
Gain on disposal of discontinued telco operations	—	(7,797)
Dividends and accretion on shares subject to mandatory redemption	14,820	4,440
Amortization of debt issue costs	3,452	3,118
Depreciation and amortization	36,876	36,181
Gain on early retirement of debt	—	(3,466)
Write-off of debt issue costs	—	4,967
Minority interest in income of subsidiaries	1	—
Income from equity method investments	(7,929)	(7,235)
Other non cash items	(463)	(6,518)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(2,617)	(4,044)
Accounts payable and accrued expenses	2,392	8,087
Income taxes	(254)	(6,760)
Other assets/liabilities	177	(459)

Total adjustments	45,784	18,585

Net cash provided by operating activities of continuing operations	32,858	23,658

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties	45	(1,795)
Net capital additions	(23,956)	(19,270)
Distributions from investments	11,810	8,650
Net proceeds from sales of investments and other assets	356	2,101
Other, net	(334)	(846)

Net cash used in investing activities of continuing operations	(12,079)	(11,160)

Cash flows from financing activities of continuing operations:
Debt issue and offering costs	(5,631)	(15,077)
Proceeds from issuance of long-term debt	137,660	295,180
Repayments of long-term debt	(149,885)	(285,581)
Repurchase of preferred and common stock	(1,000)	(9,645)

Net cash used in financing activities of continuing operations	(18,856)	(15,123)

Net cash contributed from (to) continuing operations to (from) discontinued operations	(1,113)	30,313

Net increase in cash	810	27,688
Cash, beginning of period	5,603	5,394

Cash, end of period	$6,413	33,082

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in kind	$—	8,163

Gain on repurchase of redeemable preferred stock	$—	2,905

Accretion of redeemable preferred stock	$—	729

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$115	1,188

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)    Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries (the "Company") as of September 30, 2004 and for the three and nine month periods ended September 30, 2004 and 2003 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2003 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2003 Annual Report on Form 10-K. Certain amounts from 2003 have been reclassified to conform to the current period presentation.

(2)    Stock Option Plans

        The Company accounts for its stock option plans using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as modified by SFAS No. 148, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income (loss), as reported	$(4,225)	4,283	$(12,926)	5,073
Stock-based compensation expense included in reported net income	45	—	133	—
Stock-based compensation determined under fair value based method	(113)	(146)	(593)	(473)

Pro forma net income (loss)	$(4,293)	4,137	$(13,386)	4,600

        Effective October 1, 2004, the Company extended the exercise period on 379,260 of the stock options granted under the 1995 Stock Option Plan. The Company will recognize a compensation charge of $0.4 million related to the modification of these stock options during the fourth quarter of 2004. The compensation charge is measured as the estimated intrinsic value of the award at the date the awards were modified less previously recognized compensation expense recognized for previous grants/modifications of these stock options.

(3)    Adoption of SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity"

        The Company prospectively adopted SFAS 150, effective July 1, 2003. The SFAS 150 adoption had no impact on net income (loss) attributed to common stockholders for any of the periods presented.

        SFAS 150 requires the Company to classify as a long-term liability its series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is described as "Preferred Shares Subject to Mandatory Redemption" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2004 and December 31, 2003 and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income (loss) available to common stockholders.

        The series A preferred stock was issued to certain lenders in connection with FairPoint Carrier Services, Inc.'s (f/k/a FairPoint Communications Solutions Corp. ("Carrier Services")) debt restructuring and is nonvoting, except as required by applicable law, and is not convertible into common stock of the Company. The series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Certain holders of the series A preferred stock have agreed with the Company to reduce the dividend rate from 17.428% to 15% on the shares they hold for the period from March 6, 2003 to March 6, 2005. Dividends on the series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of series A preferred stock. The Company has the option to redeem any outstanding series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the "Preference Amount"). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the series A preferred stock. In addition, upon the occurrence of certain events, such as (i) a merger, consolidation, sale, transfer or disposition of at least 50% of the assets or business of the Company, (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million, or (iii) the first anniversary of the maturity of the Company's 12 1/2% senior subordinated notes due 2010 (the "12 1/2% notes") (which anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the series A preferred stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its 9 1/2% senior subordinated notes due 2008 (the "9 1/2% notes"), floating rate callable securities due 2008 (the "floating rate notes") and 12 1/2% notes.

        The initial carrying amount of the series A preferred stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) on the mandatory redemption date (May 2011). For the nine months ended September 30, 2004, the series A preferred stock has been increased by $1.0 million to reflect the periodic accretions. The carrying amount of the series A preferred stock has been further increased by $13.8 million in connection with dividends paid in-kind on the outstanding shares of the series A preferred stock for the nine months ended September 30, 2004. These amounts are included in pre-tax income (loss) for the nine month period ended September 30, 2004.

(4)    Acquisitions

        On December 1, 2003, the Company acquired 100% of the capital stock of Community Service Telephone Co. ("CST") and Commtel Communications Inc. ("CCI") (the "Maine Acquisition"). The purchase price for the Maine Acquisition was approximately $32.6 million. The Maine Acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values at the dates of acquisition, and the results of operations have been included in the accompanying consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $25.1 million and has been recognized as goodwill.

        The following unaudited pro forma information presents the combined results of operations of the Company as if the Maine Acquisition had occurred on January 1, 2003. These results include certain adjustments, including increased interest expense on debt related to the acquisition, certain preacquisition transaction costs and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations if the Maine Acquisition had been in effect at the beginning of the periods indicated or which may occur in the future.

	Pro forma Three months ended September 30, 2003	Pro forma Nine months ended September 30, 2003
	(Dollars in thousands)
Revenues	$60,613	177,606
Loss from continuing operations	(4,097)	(4,305)
Net income	4,395	5,421

        On June 18, 2003, the Company, MJD Ventures, Inc. and FairPoint Berkshire Corporation ("FairPoint Berkshire") executed an agreement and plan of merger with Berkshire Telephone Corporation ("Berkshire") to merge FairPoint Berkshire with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2005, pending required regulatory approvals. This acquisition is referred to herein as the "Berkshire Acquisition."

(5)    Discontinued Operations and Restructure Charges

        Competitive Local Exchange Carrier Operations.    In November 2001, the Company announced its plan to discontinue the competitive local exchange carrier ("CLEC") operations of its wholly-owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the CLEC operations, these operating results are presented as discontinued operations.

        Assets and liabilities of discontinued CLEC operations as of September 30, 2004 and December 31, 2003 follow:

	September 30, 2004	December 31, 2003
	(Unaudited)
	(Dollars in thousands)
Accounts receivable	$105	105

Current assets of discontinued operations	$105	105

Accrued liabilities	$(1,176)	(1,516)
Restructuring accrual	(2,661)	(2,682)
Accrued property taxes	(50)	(263)

Current liabilities of discontinued operations	$(3,887)	(4,461)

Restructuring accrual	$(1,773)	(2,571)

Long-term liabilities of discontinued operations	$(1,773)	(2,571)

        In December 2000 and during the first quarter of 2001, the Company initiated a realignment and restructuring of its CLEC business, which resulted in recording a restructuring charge which is included in the table above. The remaining restructuring accrual at September 30, 2004 was $4.4 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2003 to September 30, 2004 was mainly comprised of payments toward the lease obligations.

        Rural Local Exchange Carrier Operations.    On September 30, 2003, MJD Services Corp. ("MJD Services"), a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford ("Union"), Armour Independent Telephone Co. ("Armour"), WMW Cable TV Co. ("WMW") and Kadoka Telephone Co. ("Kadoka") to Golden West Telephone Properties, Inc. MJD Services received $24.2 million in proceeds from the sale. The properties sold were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to partially fund the Maine Acquisition completed in 2003. The operations of these companies are presented as discontinued operations. All prior period financial statements have been restated accordingly. This divestiture is referred to herein as the "South Dakota Disposition".

        Income from the South Dakota Disposition operations consists of the following (unaudited):

	Three months ended September 30, 2003	Nine months ended September 30, 2003
Revenue	$1,452	$4,028

Income from discontinued operations	$695	$1,929

(6)    Interest Rate Swap Agreements

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

        The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Nine months ended September 30,
	2004	2003
	(Unaudited)
Change in fair value of interest rate swaps	$874	6,576
Reclassification of transition adjustment included in
other comprehensive income (loss)	(103)	(852)
Realized losses	(883)	(6,935)

Total	$(112)	(1,211)

(7)    Investments

        The Company has a 7.5% ownership interest in Orange County-Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows:

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Current assets	$6,445	20,753
Property, plant and equipment, net	31,353	29,622
Deferred charges and other assets	1	1

Total assets	$37,799	50,376

Current liabilities	$1,494	658
Partners' capital	36,305	49,718

	$37,799	50,376

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Revenues	$42,192	$36,286	$116,660	$100,454
Operating income	36,181	30,773	98,527	84,340
Net income	36,383	31,071	99,327	85,697

        This investment represents a passive ownership interest in a partnership. The Company does not control the timing or amount of distributions from such investment. In addition, the Company has been advised that this partnership may adjust its pricing structure. If such an adjustment occurs, the amount of future distributions from this partnership may significantly decrease. Historically, the amount of distributions from this partnership represented a material portion of the Company's cash flow. The Company will reconsider any investment or other accounting implications with respect to this partnership if such an adjustment occurs.

        Following an August 2, 2004 announcement by Choice One Communications Inc. ("Choice One") of a financial restructuring under Chapter 11 of the United States Bankruptcy Code, the quoted market value of the Company's investment in Choice One's common stock declined from $0.5 million at June 30, 2004 to $33,000 at September 30, 2004. The Company expects that the decline in fair value is other-than-temporary, and recorded an impairment loss of $0.5 million in the third quarter of 2004, of which $0.4 million was recorded as a loss in the statement of operations and $0.1 million was recorded as a reduction in accumulated other comprehensive income.

        The Company's investments include investments in nonmarketable securities accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair value of similar investments, which, in certain instances, are based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that the fair value of an investment has declined below its carrying value and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the carrying value of the investment.

(8)    Long Term Debt

        On January 30, 2004, the Company amended its credit facility to increase its revolving loan facility from $70.0 million to $85.0 million and its tranche A term loan facility from $30.0 million to $40.0 million. The Company used all of the additional borrowing under the tranche A term loan facility and a portion of the available borrowings under the revolving loan facility to repay in full all of the indebtedness under Carrier Services' credit facility. There was no gain or loss on the extinguishment of this indebtedness.

        The Company may obtain letters of credit under its revolving credit facility to support obligations of the Company incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving credit facility. As of September 30, 2004, the Company had one letter of credit issued in the amount of $0.8 million.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2004 are as follows (dollars in thousands):

Fiscal Year ending September 30,
2005	$28,337
2006	28,544
2007	141,740
2008	192,672
2009	1,411
Thereafter	420,772

$813,476

(9)    Registration Statement

        On November 9, 2004, the Company filed Amendment No. 6 to its Registration Statement on Form S-1 with the Securities and Exchange Commission, amending the Registration Statement on Form S-1 which was originally filed on March 25, 2004, relating to (i) the proposed initial public offering of approximately $655.0 million of income deposit securities ("IDSs"), representing 40,937,500 shares of the Company's class A common stock and $184.2 million aggregate principal amount of senior subordinated notes due 2019, (ii) the exchange of approximately $35.9 million of IDSs or awards of IDSs with the Company's existing common stockholders, optionholders and restricted stock unitholders, and (iii) the offering of $30.0 million aggregate principal amount of senior subordinated notes to be sold separately (not in the form of IDSs). The Company intends to use a portion of the proceeds from the offerings to repay in full its credit facility and consummate tender offers and consent solicitations for all of the 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% senior notes due 2010 (the "11 7/8% notes"). In connection with the IDS offering, the Company also expects to obtain a new senior secured credit facility (the "New Credit Facility"), including a term loan facility and a revolving credit facility, and redeem all of its outstanding series A preferred stock. On November 8, 2004, the Company announced that it had decided to postpone the IDS offering and related transactions and terminated the cash tender offers and consent solicitations for the 9 1/2% notes, the floating rate notes, the 12 1/2% notes and the 11 7/8% notes which were commenced on July 16, 2004 and were to be consummated in connection with such IDS offering. The Company delayed the IDS offering due to unfavorable market conditions. The Company will continue to monitor market conditions as it proceeds with the registration of the IDS offering with the Securities and Exchange Commission. There can be no assurance that the IDS offering and the related transactions will be completed on the terms described in the registration statement or at all. As of September 30, 2004, the Company had capitalized $6.0 million in costs associated with the IDS offering and the related transactions, which are classified with Deferred Charges and Other Assets.

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

        Certain statements included in this document are forward-looking, such as statements relating to estimates of operating and capital expenditure requirements, future revenue and operating income, and cash flow and liquidity. Such forward-looking statements are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results in the future to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. These risks and uncertainties include, but are not limited to, risks and uncertainties relating to economic conditions and trends, acquisitions and divestitures, growth and expansion, telecommunication regulations and related support payments, earnings reviews (such as those currently in process in Idaho, New York and Vermont), changes in technology, product acceptance, the ability to construct, expand and upgrade its services and facilities and other risks discussed in the reports that the Company files from time to time with the U.S. Securities and Exchange Commission.

Overview

        We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we believe that we are the 16th largest local telephone company, in each case based on number of access lines. We operate in 17 states with approximately 272,691 access line equivalents (including voice access lines (242,271) and digital subscriber lines (30,420) ("DSL")) in service as of September 30, 2004.

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

  •
  Universal Service Fund-high cost loop support ("USF"). We receive payments from the USF to support the high cost of our operations in rural markets. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased and our management believes the national average cost per loop may continue to increase in relation to our average cost per loop and, as a result, payments we receive from the Universal Service Fund could decline.

  •
  Interstate access revenue. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate toll calls both from and toour customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission ("FCC"). These revenues also include USF payments for local switching support, long term support and interstate common line support.

  •
  Intrastate access revenue. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of intrastate long distance telephone calls both from and to our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

  •
  Long distance services. We receive revenues from long distance services we provide to our residential and business customers. In addition, our subsidiary, Carrier Services, provides our RLECs and other non-affiliated communications providers with wholesale long distance services.

  •
  Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, special access, private lines, Internet and other services.

  •
  Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Revenues (in thousands)
					% of Revenue Three months ended September 30,		% of Revenue Nine months ended September 30,
	Three months ended September 30,		Nine months ended September 30,
Revenue Source
	2004	2003	2004	2003	2004	2003	2004	2003
Local calling services	$15,974	14,311	47,322	41,735	25%	24%	25%	24%
Universal service fund-high cost loop	5,807	4,394	17,110	14,260	9	8	9	9
Interstate access revenues	17,382	17,194	52,061	49,037	28	29	28	28
Intrastate access revenues	10,844	10,959	31,879	32,625	17	19	17	19
Long distance services	5,009	4,052	13,258	11,673	7	7	7	7
Data and Internet services	5,064	3,344	13,550	9,585	7	5	7	5
Other services	5,357	4,312	13,658	12,748	7	8	7	8

Total	$65,437	58,566	188,838	171,663	100%	100%	100%	100%

Operating Expenses

        Our expenses are categorized as operating expenses, depreciation and amortization and stock-based compensation.

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

  •
  Stock-based compensation consists of non-cash compensation charges incurred in connection with the employee stock options granted to our executive officers, and stockholder appreciation rights agreements granted to two executive officers.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  On December 1, 2003, we purchased all of the capital stock of CST and CCI. CST and CCI served approximately 13,280 access line equivalents in central Maine as of the date of such acquisition.

  •
  On June 18, 2003, we executed an agreement and plan of merger with Berkshire to merge FairPoint Berkshire with Berkshire, pending required regulatory approvals. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the first quarter of 2005, pending required regulatory approvals.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions.

Stock Based Compensation

        Non-cash compensation charges associated with restricted stock units were $133,000 for the nine months ended September 30, 2004.

        In 2003, we did not recognize any material non-cash compensation charges, primarily due to the fact that the per share fair market value of our common stock remained relatively stable.

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

        Carrier Services continues to provide wholesale long distance services and support to our RLEC subsidiaries and other independent local exchange companies and their affiliates. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

        The information in our quarter-to-quarter comparisons below represents only our results from continuing operations.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter and year-to-date comparison of financial results is not necessarily indicative of future results:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses	52.2	49.1	51.0	47.5
Depreciation and amortization	18.6	20.5	19.5	21.1
Stock based compensation	0.1	—	0.1	—

Total operating expenses	70.9	69.6	70.6	68.6

Income from operations	29.1	30.4	29.4	31.4

Net gain (loss) on sale of investments and other assets and impairment losses	(0.7)	0.8	(0.1)	0.3
Interest and dividend income	0.9	0.9	0.7	0.7
Interest expense	(40.0)	(43.6)	(41.1)	(37.7)
Equity in net earnings of investees	4.4	4.6	4.2	4.2
Realized and unrealized losses on interest rate swaps	—	(0.3)	(0.1)	(0.7)
Other non-operating, net	—	—	—	(0.9)

Total other expense	(35.4)	(37.6)	(36.4)	(34.1)

Loss from continuing operations before income taxes	(6.3)	(7.2)	(7.0)	(2.7)
Income tax expense	(0.2)	—	(0.1)	(0.1)

Income (loss) from continuing operations	(6.5)%	(7.2)%	(7.1)%	(2.8)%

Three Month Period Ended September 30, 2004 Compared with Three Month Period Ended September 30, 2003

  Revenues

        Revenues.    Revenues increased $6.8 million to $65.4 million in 2004 compared to $58.6 million in 2003. $2.3 million of this increase was attributable to the Maine Acquisition and $4.5 million to revenues from our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $1.7 million from $14.3 million in 2003 to $16.0 million in 2004. Revenues from our existing operations increased $0.9 million, mainly attributable to the implementation of Basic Service Calling Areas ("BSCA") in the state of Maine, which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. The remaining increase of $0.8 million was attributable to the Maine Acquisition.

        Universal service fund high cost loop.    USF high cost loop receipts increased $1.4 million to $5.8 million in 2004 from $4.4 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our USF receipts in our Maine and Idaho companies that has more than offset a drop in receipts from the USF related to increases in the National Average Cost Per Loop.

        Interstate access revenues.    Interstate access revenues increased $0.2 million from $17.2 million in 2003 to $17.4 million in 2004. The Maine Acquisition attributed $0.8 million and was offset by a $0.6 million decrease from our existing operations. Cost study true ups recorded during the three month period in 2004 were less than the cost study true ups recorded during the same period in 2003.

        Intrastate access revenues.    Intrastate access revenues decreased from $11.0 million in 2003 to $10.8 million in 2004. The decrease from our existing operations was $0.5 million before being offset by $0.3 million in revenues contributed by the Maine Acquisition. The decrease from our existing operations is attributed to a decrease of approximately $0.6 million related to the BSCA plan implemented in Maine as discussed above in local calling services. A slight increase in interconnection revenues offset this decrease.

        Long distance services.    Long distance services revenues increased $0.9 million from $4.1million in 2003 to $5.0 million in 2004. This was all attributable to our existing operations as a result of promotional efforts and product bundles which include long distance and are designed to generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $1.8 million from $3.3 million in 2003 to $5.1 million in 2004. This increase is due primarily to increases in DSL customers as we continue to market our broadband services. Our DSL subscribers increased from 12,271 as of September 30, 2003 to 30,420 as of September 30, 2004, a 148% increase during this period.

        Other services.    Other revenues increased from $4.3 million in 2003 to $5.4 million in 2004. An increase of $0.9 million from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment. This was offset by $0.3 million of reductions in billing and collection revenues, as inter-exchange carriers continue to take back the billing function for their more significant long distance customers. We expect the billing and collection trend to continue. The Maine Acquisition contributed $0.2 million to the increase.

  Operating Expenses

        Operating expenses and cost of goods sold, excluding depreciation and amortization. Operating expenses increased $5.4 million to $34.2 million in 2004 from $28.8 million in 2003. Of the increase, $4.2 million is related to our existing operations and $1.2 million is related to expenses of the companies we acquired in the Maine Acquisition. Wages, benefits and contracted services increased $0.6 million due to merit increases, an increase in our incentive compensation plan and an increase in the number of our employees compared to a year ago. Network operations expense, wholesale DSL charges and transport and network costs associated with our broadband initiatives increased $1.1 million. Cost of goods sold associated with the one-time sale and installation of E911 system equipment was $1.0 million in 2004. Marketing and promotion expenses increased $0.5 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $0.3 million as we incur costs associated with the conversion of our billing systems into an integrated platform.

        Depreciation and amortization.    Depreciation and amortization increased $0.2 million to $12.2 million in 2004 from $12.0 million in 2003. All of this increase was attributable to the Maine Acquisition.

        Stock based compensation.    For the three months ended September 30, 2004, stock-based compensation associated with restricted stock units was $45,000. During the three months ended September 30, 2003 there were no stock-based compensation charges.

        Income from operations.    Income from operations increased $1.2 million to $19.0 million in 2004 from $17.8 million in 2003. Of the increase, $0.5 million was attributable to our existing operations and $0.7 million was attributable to the Maine Acquisition.

        Other income (expense).    Total other expense increased $1.1 million to $23.2 million in 2004 from $22.1 million in 2003. The increase consisted primarily of interest expense on long-term debt, which increased $0.6 million to $26.2 million in 2004 from $25.6 million in 2003. A loss of $0.4 million on the sale or impairment of assets was incurred during the three months ended September 31, 2004, mainly associated with the bankruptcy of Choice One Communications Inc. During the three months ended September 30, 2003, the company recorded a gain on the sale of assets of $0.5 million, for a net change in gain or loss on sale of investments and other assets of $0.9 million. This is offset by a $0.2 million increase in net earnings from equity investments in 2004 as compared to 2003 and a $0.2 million change associated with interest rate swap agreements. All interest rate swap agreements expired by May 2004.

        The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Three months ended September 30,
	2004	2003
Change in fair value of interest rate swaps	$—	$2,002
Reclassification of transition adjustment included in other comprehensive income (loss)	—	(227)
Realized gains (losses)	—	(2,002)

Total	$—	$(227)

        Income tax expense.    Income tax expense increased $0.1 million from an $18,000 benefit in 2003 to a $0.1 million expense in 2004. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our existing operations sold in the South Dakota Disposition was $0.7 million in 2003. The companies were sold on September 30, 2003 and resulted in the recognition of a gain on the disposal of the discontinued operations of $7.8 million.

        Net income (loss).    Net loss attributable to common stockholders for the three months ended September 30, 2004 was $4.2 million. Our 2003 net income attributable to common stockholders was $4.3 million. The difference between 2004 and 2003 is a result of a number of the factors discussed above, but primarily due to the $8.5 million income from discontinued operations reported during 2003.

Nine Month Period Ended September 30, 2004 Compared with Nine Month Period Ended September 30, 2003

  Revenues

        Revenues.    Revenues increased $17.1 million to $188.8 million in 2004 compared to $171.7 million in 2003. $6.6 million of this increase was attributable to the Maine Acquisition and $10.5 million to revenues from our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $5.6 million from $41.7 million in 2003 to $47.3 million in 2004. Revenues from our existing operations increased $3.2 million. Of this increase, $2.8 million is attributable to the implementation of BSCA in the state of Maine, which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. Despite a 2.6% decline in net voice access lines, the remaining $0.4 million increase in local revenues from existing operations is due to increases in local calling features and local interconnection revenues. The remaining increase of $2.4 million in local calling service revenues was attributable to the Maine Acquisition.

        Universal service fund high cost loop.    USF high cost loop receipts increased $2.8 million to $17.1 million in 2004 from $14.3 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our USF receipts in our Maine and Idaho companies that has more than offset a drop in receipts from the USF related to increases in the National Average Cost Per Loop.

        Interstate access revenues.    Interstate access revenues increased $3.1 million from $49.0 million in 2003 to $52.1 million in 2004. Our existing operations accounted for $0.6 million of this increase due to expense increases from our regulated operations that resulted in higher interstate revenue requirements, and $2.5 million was attributable to the Maine Acquisition.

        Intrastate access revenues.    Intrastate access revenues decreased from $32.6 million in 2003 to $31.9 million in 2004. The decrease from our existing operations was $1.6 million before being offset by $0.9 million in revenues contributed by the Maine Acquisition. The decrease was mainly attributed to a decrease of $1.8 million related to the BSCA plan implemented in Maine as discussed above in local calling services.

        Long distance services.    Long distance services revenues increased $1.6 million from $11.7 million in 2003 to $13.3 million in 2004. This was all attributable to our existing operations as a result of promotional efforts and bundles with unlimited long distance designed to generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $4.0 million from $9.6 million in 2003 to $13.6 million in 2004. This increase is due primarily to increases in DSL customers as we continue to aggressively market our broadband services. Our DSL subscribers increased from 12,271 as of September 30, 2003 to 30,420 as of September 30, 2004, a 148% increase during this period.

        Other services.    Other revenues increased from $12.8 million in 2003 to $13.7 million in 2004. An increase of $0.4 million from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment. This was offset by $0.8 million of reductions in billing and collection revenues, as inter-exchange carriers continue to take back the billing function for their more significant long distance customers. We expect the billing and collection trend to continue. The Maine Acquisition contributed $0.5 million to the increase.

  Operating Expenses

        Operating expenses and cost of goods sold, excluding depreciation and amortization. Operating expenses increased $14.8 million to $96.4 million in 2004 from $81.6 million in 2003. Of the increase, $11.4 million is related to our existing operations and $3.4 million is related to expenses of the companies we acquired in 2003 in the Maine Acquisition. Wages and benefits increased $3.3 million due to merit increases, an increase in our incentive compensation plan and an increase in the number of our employees compared to a year ago. As we change our company to a more data/broadband and sales organization, our training costs have also increased by $0.2 million as compared to the same period in 2003. Network operations expense, wholesale DSL charges and transport and network costs associated with our broadband initiatives increased $2.8 million. Cost of goods sold associated with the one-time sale and installation of E911 system equipment was $1.0 million in 2004. Bad debt expense was $1.1 million higher in 2004 than 2003 due primarily to a recovery received in 2003. Marketing and promotion expenses increased $1.2 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $0.8 million as we incur costs associated with the conversion of our billing systems into an integrated platform.

        Depreciation and amortization.    Depreciation and amortization increased $0.7 million to $36.9 million in 2004 from $36.2 million in 2003. All of this increase was attributable to the Maine Acquisition.

        Stock based compensation.    For the nine months ended September 30, 2004, stock-based compensation associated with restricted stock units was $133,000. During the nine months ended September 30, 2003 there were no stock-based compensation charges.

        Income from operations.    Income from operations increased $1.6 million to $55.5 million in 2004 from $53.9 million in 2003. A $0.7 million decrease attributable to our existing operations was offset by a $2.3 million increase attributable to the Maine Acquisition.

        Other income (expense).    Total other expense increased $10.5 million to $68.8 million in 2004 from $58.3 million in 2003. The increase consisted primarily of interest expense on long-term debt, which increased $13.1 million to $77.7 million in 2004 from $64.6 million in 2003, mainly attributable to the extinguishment of debt in connection with our issuance of the 11 7/8% notes during the first quarter of 2003 and the adoption of SFAS 150 as of July 1, 2003, the latter of which resulted in our recording $14.8 million in interest expense related to dividends and accretion on series A preferred stock for the nine months ended September 30, 2004 compared to $4.4 million for the nine months ended September 30, 2003. Earnings in equity investments increased $0.7 million to $7.9 million in 2004 from $7.2 million in 2003. Other non operating income (expense) includes net loss on the extinguishment of debt and expenses related to the loss on the write off of loan origination costs. In conjunction with the issuance of $225.0 million of the 11 7/8% notes during the first quarter of 2003, we recorded $3.5 million in non-operating gains on the extinguishment of a portion of the 9 1/2% notes, the 12 1/2% notes and Carrier Services loans. These gains were offset by a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized losses on interest rate swaps (dollars in thousands):

	Nine months ended September 30,
	2004	2003
Change in fair value of interest rate swaps	$874	$6,576
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(852)
Realized losses	(883)	(6,935)

Total	$(112)	$(1,211)

        Income tax expense.    Income tax expense was approximately $0.3 million in 2004 and 2003. The income tax expense relates primarily to income taxes owed in certain states.

        Discontinued operations.    Net income from discontinued operations of our companies sold in the South Dakota Disposition was $1.9 million in 2003. The companies were sold on September 30, 2003 and resulted in the recognition of a gain on the disposal of the discontinued operations of $7.8 million during 2003. During the nine months ended September 30, 2004, we recorded a reduction to our liability associated with the discontinuation of our CLEC operations of $0.7 million. This is mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

        Net income (loss).    Net loss attributable to common stockholders for the nine-months ended September 30, 2004 was $12.9 million. Our 2003 net loss attributable to common stockholders was $0.9 million after giving effect to $8.9 million in dividends and accretion related to our series A preferred stock and the repurchase of series A preferred stock at a discount of $2.9 million. The difference between 2004 and 2003 is a result of certain of the factors discussed above.

Liquidity and Capital Resources

        We intend to fund our operations, capital expenditures, interest expense and working capital requirements from internal cash from operations. To fund future acquisitions, we intend to use borrowings under our revolving credit facility, or we will need to secure additional funding through the sale of public or private debt and/or equity securities or enter into another bank credit facility. We currently have a revolving credit facility of $85.0 million, $46.8 million of which was available as of September 30, 2004. Our ability to make principal payments on our indebtedness will depend on our ability to generate cash in the future. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. For the nine months ended September 30, 2004 and 2003, cash provided by operating activities of continuing operations was $32.9 million and $23.7 million, respectively.

        Net cash used in investing activities from continuing operations was $12.1 million and $11.2 million for the nine months ended September 30, 2004 and 2003, respectively. These cash flows primarily reflect net capital expenditures of $24.0 million and $19.3 million for the nine months ended September 30, 2004 and 2003, respectively. Offsetting capital expenditures were distributions from investments of $11.8 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively. The $11.8 million received in 2004 includes a non-recurring $2.5 million distribution to one of our subsidiaries, Chouteau Telephone Company, indirectly from Independent Cellular Telephone LLC resulting from the sale of Independent Cellular Telephone LLC's membership interest in an operating cellular limited liability company. These investments represent passive ownership interests in partnerships. We do not control the timing or amount of distributions from such investments. In addition, we have been advised that one of these partnerships may adjust its pricing structure. If such an adjustment occurs, the amount of future distributions from this partnership may significantly decrease. Historically, the amount of distributions from this partnership represented a material portion of our cash flow. We will reconsider any investment or other accounting implications with respect to this partnership if such an adjustment occurs.

        Net cash used in financing activities from continuing operations was $18.9 million and $15.1 million for the nine months ended September 30, 2004 and 2003, respectively. These cash flows primarily represent net repayment of long-term debt of $12.2 million and $5.6 million in debt issuance costs for the nine months ended September 30, 2004. For the nine months ended September 30, 2003, net proceeds from the issuance of long term debt of $9.6 million were offset by debt issuance and offering costs of $15.1 million and the repurchase of preferred stock and common stock of $9.6 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $24.0 million for the nine months ended September 30, 2004 and are expected to be approximately $36.6 million for the period from October 1, 2004 through September 30, 2005.

        Our credit facility was amended and restated on March 6, 2003. Our credit facility was further amended on December 17, 2003, which amendment became effective on January 30, 2004, to increase our credit facility's revolving loan facility from $70 million to $85 million and tranche A term loan facility from $30 million to $40 million. On January 30, 2004, the Company used additional borrowings under the tranche A term loan facility and a portion of the available borrowings under the revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        We intend to use borrowings under our credit facility's revolving loan facility to fund the Berkshire Acquisition.

        For a summary description of our debt see "—Description of Certain Indebtedness."

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of the Company's series A preferred stock and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. In March 2003, the Company used a portion of the proceeds from the offering of its 11 7/8% notes and borrowings under the credit facility's tranche A term loan facility to repay $2.2 million principal amount of loans under the Carrier Services credit facility, at approximately a 30% discount to par. On January 30, 2004, the Company used additional borrowings under its credit facility's tranche A term loan facility and a portion of the available borrowings under its credit facility's revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        On November 9, 2004, the Company filed Amendment No. 6 to its Registration Statement on Form S-1 with the Securities and Exchange Commission, amending the Registration Statement on Form S-1 which was originally filed on March 25, 2004, relating to (i) the proposed initial public offering of approximately $655.0 million of IDSs, representing 40,937,500 shares of the Company's class A common stock and $184.2 million aggregate principal amount of senior subordinated notes due 2019, (ii) the exchange of approximately $35.9 million of IDSs or awards of IDSs with the Company's existing common stockholders, optionholders and restricted stock unitholders, and (iii) the offering of $30.0 million aggregate principal amount of senior subordinated notes to be sold separately (not in the form of IDSs). The Company intends to use a portion of the proceeds from the offerings to repay in full its credit facility and consummate tender offers and consent solicitations for all of the 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. In connection with the IDS offering, the Company also expects to obtain a new senior secured credit facility, including a term loan facility and a revolving credit facility, and redeem all of its outstanding series A preferred stock. On November 8, 2004, the

Company announced that it had decided to postpone the IDS offering and related transactions and terminated the cash tender offers and consent solicitations for the 9 1/2% notes, the floating rate notes, the 12 1/2% notes and the 11 7/8% notes which were commenced on July 16, 2004 and were to be consummated in connection with such IDS offering. The Company delayed the IDS offering due to unfavorable market conditions. The Company will continue to monitor market conditions as it proceeds with the registration of the IDS offering with the Securities and Exchange Commission. There can be no assurance that the IDS offering and the related transactions will be completed on the terms described in the registration statement or at all. As of September 30, 2004, the Company had capitalized $6.0 million in costs associated with the IDS offering and the related transactions, which are classified with Deferred Charges and Other Assets.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of September 30, 2004 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$28,337	$28,337	$—	$—	$—
Long term debt	785,139	—	170,284	194,083	420,772
Preferred shares subject to mandatory redemption(1)	121,747	—	—	—	121,747
Operating leases(2)	12,222	4,910	5,301	1,473	538
Deferred transaction fee(3)	8,445	—	—		8,445
Common stock subject to put options	1,136	1,000	136	—	—
Non-compete agreements	100	100	—	—	—
Minimum purchase contract	8,039	5,011	3,028

Total contractual cash obligations	$965,165	$39,358	$178,749	$195,556	$551,502

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

(2)
Real property lease obligations of $8.0 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $4.2 million are also included.

(3)
Payable to affiliates of Kelso & Company upon the occurrence of certain events, which include the consummation of the IDS offering.

        As of September 30, 2004, we did not have any derivative financial instruments.

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

        Our credit facility is comprised of the following facilities:

        Revolving loan facility.    A revolving loan facility of $85 million, of which $38.2 million was outstanding as of September 30, 2004. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the revolving loan facility from $70 to $85 million.

        Tranche A term loan facility.    A tranche A term loan facility of $40.0 million. As of September 30, 2004, $40.0 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%. On January 30, 2004, the Company increased the tranche A term loan facility from $30 to $40 million.

        Tranche C term loan facility.    As of September 30, 2004, approximately $106.9 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $19.3 million and $26.4 million for the years ended December 31, 2005 and December 31, 2006, respectively, and a final $61.2 million is due on March 31, 2007. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the quarter ended September 30, 2004, we impaired the value of our Choice One stock due to an other-than-temporary decline in market value. At September 30, 2004, the carrying value of such stock is zero.

        Approximately 68% of our debt bears interest at fixed rates or effectively at fixed rates. However, our earnings are affected by changes in interest rates as our floating rate notes and borrowings under our credit facility have variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate debt increased by 10%, our interest expense would have increased, and our loss from continuing operations before taxes would have increased by approximately $0.4 million for the nine months ended September 30, 2004.

        Our Annual Report on Form 10-K for the year ended December 31, 2003 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

ITEM 4.    CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.

        As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")).

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

        (b) Changes in internal controls.

        There have been no significant changes in the Company's internal control over financial reporting (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULT ON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of January 4, 2000, by and among FairPoint, Thomas H. Lee Equity IV, L.P., Kelso Investment Associates V, L.P., Kelso Equity Partners V, L.P., Carousel Capital Partners, L.P. and certain other signatories thereto.(1)
2.2
Stock Purchase Agreement, dated as of April 18, 2003 and as amended June 20, 2003, by and among FairPoint, Community Service Communications, Inc., Community Service Telephone Co. and Commtel Communications, Inc.(11)
2.3
Stock Purchase Agreement, dated as of May 9, 2003, by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.(10)
2.4	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(11)
3.1	Seventh Amended and Restated Certificate of Incorporation of FairPoint.(8)
3.2	By-Laws of FairPoint.(3)
3.3	Certificate of Designation of Series A Preferred Stock of FairPoint.(8)
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
10.1
Amended and Restated Credit Agreement, dated as of March 30, 1998 and amended and restated as of March 6, 2003, among FairPoint, various lending institutions, Bank of America, N.A., Wachovia Bank, N.A. and Deutsche Bank Trust Company Americas.(9)
10.2
First Amendment to Credit Agreement, dated as of December 17, 2003, by FairPoint Communications, Inc., the credit parties named therein, Wachovia Bank, National Association and Deutsche Bank Trust Company Americas.(12)
10.3	Amended and Restated Subsidiary Guaranty, dated as of March 6, 2003, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp. and ST Enterprises Ltd.(9)
10.4
Amended and Restated Pledge Agreement, dated as of March 6, 2003, by Carrier Services, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Ravenswood Communications, Inc. and Utilities Inc.(9)
10.5	Amended and Restated Preferred Stock Issuance and Capital Contribution Agreement, dated as of May 10, 2002, among FairPoint, Wachovia Bank, National Association and various lending institutions.(8)
10.6	Amended and Restated Tax Sharing Agreement, dated November 9, 2000, by and among FairPoint and its Subsidiaries.(4)
10.7	Form of A Term Note.(9)
10.8	Form of C Term Note Floating Rate.(9)
10.9	Form of C Term Note Fixed Rate.(9)
10.10	Form of RF Note.(9)
10.11	Stockholders' Agreement, dated as of January 20, 2000, of FairPoint.(1)
10.12	Registration Rights Agreement, dated as of January 20, 2000, of FairPoint.(1)
10.13	Management Services Agreement, dated as of January 20, 2000, by and between FairPoint and THL Equity Advisors IV, LLC.(1)
10.14	Amended and Restated Financial Advisory Agreement, dated as of January 20, 2000, by and between FairPoint and Kelso & Company, L.P.(1)
10.15	Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated as of January 20, 2000, by and between FairPoint and JED Communications Associates, Inc.(1)

10.16	Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated as of January 20, 2000, by and between FairPoint and Daniel G. Bergstein.(1)
10.17	Non-Competition, Non-Solicitation and Non-Disclosure Agreement, dated as of January 20, 2000, by and between FairPoint and Meyer Haberman.(1)
10.18	Agreement, dated as of October 1, 2004, by and between FairPoint and John P. Duda.(14)
10.19	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(1)
10.20	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(12)
10.21	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(9)
10.22	Letter Agreement, dated as of October 25, 2004, by and between FairPoint and Valeri A. Marks. (14)
10.23	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(9)
10.24	Institutional Stockholders Agreement, dated as of January 20, 2000, by and among FairPoint and the other parties thereto.(1)
10.25	FairPoint 1995 Stock Option Plan.(3)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.27	FairPoint Amended and Restated 2000 Employee Stock Option Plan.(12)
10.28	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(9)
10.29	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(14)
10.30	Succession Agreement, dated as of December 31, 2001, by and between FairPoint and Jack H. Thomas.(7)
10.31	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Jack H. Thomas.(12)
10.32	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Jack H. Thomas.(14)
21	Subsidiaries of FairPoint.(13)
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification of Chief Financial Officer, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

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

(1)
Incorporated by reference to the annual report of FairPoint for the year ended December 31, 1999, filed on Form 10-K.

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

(7)
Incorporated by reference to the annual report of FairPoint for the year ended December 31, 2001, filed on Form 10-K.

(8)
Incorporated by reference to the quarterly report of FairPoint for the period ended March 31, 2002, filed on Form 10-Q.

(9)
Incorporated by reference to the annual report of FairPoint for the year ended December 31, 2002, filed on Form 10-K.

(10)
Incorporated by reference to the quarterly report of FairPoint for the period ended March 31, 2003, filed on Form 10-Q.

(11)
Incorporated by reference to the registration statement on Form S-4 of FairPoint, declared effective as of July 22, 2003.

(12)
Incorporated by reference to the annual report of FairPoint for the year ended December 31, 2003, filed on Form 10-K.

(13)
Incorporated by reference to the quarterly report of FairPoint for the period ended June 30, 2004, filed on Form 10-Q.

(14)
Incorporated by reference to amendment no. 6 to the registration statement on Form S-1, filed on November 9, 2004.

(b)
Reports on Form 8-K

        On September 23, 2004, the Company filed a Current Report on Form 8-K reporting that the Company had decided to eliminate the position of President—Public Policy and Industry Relations. Accordingly, the Company reported that John P. Duda's employment with the Company would end effective as of September 30, 2004.

SIGNATURES

        Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: November 12, 2004	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Executive Vice President and Chief Financial Officer

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004 INDEX
PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
AIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
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