Form 10-K
period 2004-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2005-03-25
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2004.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 333-56365

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3725229 (I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 250 Charlotte, North Carolina (Address of Principal Executive Offices)	28202 (Zip code)
Registrant's Telephone Number, Including Area Code: (704) 344-8150
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $0.01 per share	Name of Exchange on Which Registered New York Stock Exchange
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

        As of June 30, 2004, the Registrant had no equity securities registered pursuant to the Securities Exchange Act of 1934 and, accordingly, had no public float.

        As of March 15, 2005, there were 34,925,432 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

        Documents incorporated by reference: None

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some statements in this Annual Report are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, which we refer to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, which we refer to as the Exchange Act. Forward-looking statements may relate to, among other things:

  •
  our dividend policy and expectations regarding dividend payments,

  •
  minimum Adjusted EBITDA estimates,

  •
  future performance generally,

  •
  business development activities,

  •
  future capital expenditures,

  •
  future interest expense,

  •
  distributions from minority investments and passive partnership interests,

  •
  net operating loss carry forwards,

  •
  technological developments and changes in the communications industry,

  •
  financing sources and availability,

  •
  regulatory support payments, and

  •
  the effects of regulation and competition.

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" and other parts of this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and Schedule 14A.

ITEM 1.    BUSINESS

        Except as otherwise required by the context, references in this Annual Report to "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries. All references to the "Company" refer to FairPoint Communications, Inc. excluding its subsidiaries.

Our Business

        We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with approximately 271,150 access line equivalents (including voice access lines and digital subscriber lines) in service as of December 31, 2004.

        We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. We have acquired 30 such businesses, 26 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone company subsidiaries qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

        Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

Our Competitive Strengths

        We believe we are distinguished by the following competitive strengths:

  •
  Consistent and predictable cash flows and strong margins. We have the leading market position in the rural communities we serve, with limited competition. Demand for telephone services from our residential and local business customers has historically been very stable despite changing economic conditions. As a result, we have experienced a relatively stable access line count during the last two years compared to regional bell operating companies. Additionally, our telephone companies operate in generally supportive regulatory environments. These factors have permitted us to generate consistent cash flows and strong margins.

  •
  Geographically diversified markets. We currently operate 26 rural local exchange carriers in 17 states, clustered in four regions, enabling us to capitalize on economies of scale and operating efficiencies. Our geographic diversity significantly enhances our cash flow stability by limiting our exposure to competition, local economic downturns and state regulatory changes. In addition, we believe that we have achieved significant scale efficiencies by centralizing many functions, such as sales and marketing, network planning, accounting and customer service.

  •
  Technologically advanced infrastructure. Our advanced network infrastructure enables us to provide a wide array of communications services. Our network consists of central office hosts and remote sites all with digital switches (primarily manufactured by Nortel and Siemens) and operating with current software. As of December 31, 2004, we maintained over 25,000 miles of copper plant and approximately 3,300 miles of fiber optic plant in order to service our 271,150 access line equivalents in service. As a result of our historic capital investments, our network infrastructure requires predictable capital expenditures and allows us to implement certain broadband enabled services with minimal incremental cost. As of December 31, 2004, approximately 93% of our exchanges were capable of providing broadband services.

  •
  Broadest service offerings in our markets. As a result of our advanced network and switching infrastructure, we believe that we offer the only comprehensive suite of communications services in our markets, including local and long distance voice, data and Internet services. In addition, we offer enhanced features such as caller identification, call waiting, call forwarding, teleconferencing, video conferencing and voicemail. We also offer broadband communications solutions to most of our customers primarily through digital subscriber line technology.

  •
  Management team with proven track record. We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 19 years of experience working with a variety of telephone companies. Our regional presidents have an average of 28 years of experience in the communications industry. Our management team has successfully integrated 30 business acquisitions since 1993, improving revenues and cash flow significantly while enhancing service quality and broadening service offerings.

Our Strategy

        The key elements of our strategy are to:

  •
  Increase revenue per customer. We are focused on increasing our revenues by introducing innovative product offerings and marketing strategies for enhanced and ancillary services to meet the growing needs of our customers. Our long standing relationships with our customers have helped us to successfully cross-sell broadband and value-added services, such as digital subscriber line, long distance, Internet dial-up, voicemail and other services. We will continue to evaluate and implement technologies that will allow us to offer new products and services.

  •
  Continue to improve operating efficiencies and profitability. We have achieved significant operating efficiencies by applying our operational, regulatory, marketing and management expertise to our acquired businesses. We intend to continue to increase our operating efficiencies by consolidating various administrative functions and implementing best practices across all of our regions. For example, we have begun to integrate our six billing systems into a single, outsourced billing platform, which will allow us to improve our customer service and enhance sales and marketing efforts. When completed, we plan to use this platform to develop a number of centralized customer service and call centers and to create a significantly improved customer data base. We believe that such call centers and customer data base will allow us to enhance our operating efficiency and optimize our marketing initiatives.

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

  •
  Grow through selective acquisitions. We believe that our acquisition strategy has been successful because of our ability to integrate acquisitions and improve operating efficiencies in the businesses we acquire. Our management team has consistently produced strong operating cash flow improvements in our acquired businesses. We will continue to evaluate and pursue acquisitions which provide the opportunity to enhance our revenues and cash flows.

Recent Developments

        On January 28, 2005, we effected a 5.2773714 for 1 reverse stock split of our class A common stock, par value $0.01 per share, which we refer to as our class A common stock, and our class C common stock, par value, $0.01 per share, which we refer to as our class C common stock.

        On February 8, 2005, we consummated an initial public offering, which we refer to as the offering, of 25,000,000 shares of our common stock, par value $.01 per share, which we refer to as our common stock, at a price to the public of $18.50 per share. On February 8, 2005, we also reclassified all of our outstanding shares of class A common stock into common stock and converted all of our outstanding shares of class C common stock, on a one-for-one basis, into shares of our common stock. All share information in this Annual Report gives effect to the 5.2773714 for 1 reverse stock split and such reclassification and conversion.

        In connection with the offering, we entered into a new senior secured credit facility with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent, which we refer to as our credit facility. Our credit facility is comprised of a revolving facility in an aggregate principal amount of up to $100.0 million (less amounts reserved for letters of credit) and a term loan facility in an aggregate principal amount of $588.5 million (including a $22.5 million delayed draw facility). The revolving facility has a six year maturity and the term loan facility has a seven year maturity.

        We used the gross proceeds of $462.5 million from the offering together with borrowings of $566.0 million under the term facility of our credit facility as follows:

  •
  $176.7 million to repay in full all outstanding loans under our old credit facility (including accrued interest);

  •
  $122.1 million to repurchase $115.0 million aggregate principal amount of our 9 1/2% senior subordinated notes due 2008, which we refer to as the 9 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $51.8 million to repurchase $50.8 million aggregate principal amount of our floating rate callable securities due 2008, which we refer to as the floating rate notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $193.4 million to repurchase $173.1 million aggregate principal amount of our 12 1/2% senior subordinated notes due 2010, which we refer to as the 12 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $274.9 million to repurchase $223.0 million aggregate principal amount of our 11 7/8% senior notes due 2010, which we refer to as the 11 7/8% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $129.2 million to repurchase all our series A preferred stock (together with accrued and unpaid dividends thereon) from the holders thereof;

  •
  $10.6 million to repay a substantial portion of our subsidiaries' outstanding long-term debt (including accrued interest);

  •
  $7.0 million to repay in full a promissory note issued by us in connection with a past acquisition;

  •
  $18.4 million to invest in temporary investments pending the redemption of the 9 1/2% notes and the floating rate notes not tendered in the tender offers for such notes; and

  •
  $44.4 million to pay fees and expenses, including underwriting discounts of $27.8 million, $8.2 million of debt issuance costs associated with our credit facility and a transaction fee of approximately $8.4 million paid to Kelso & Company, one of our investors.

        In addition, on March 10, 2005, we used the $18.4 million which we had invested in temporary investments, together with $6.6 million of cash on hand, to redeem the $0.2 million aggregate principal amount of the 9 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes and the $24.2 million aggregate principal amount of the floating rate notes (including accrued interest) that were not tendered in the tender offer for such notes.

        In this Annual Report, we refer to the offering, our credit facility and the transactions described above collectively as the transactions.

        We intend to redeem the remaining $19.9 million aggregate principal amount of the 12 1/2% notes on May 1, 2005 with borrowings under the delayed draw facility of our credit facility.

Our Services

        We offer a broad portfolio of high-quality communications services for residential and business customers in each of the markets in which we operate. We have a long history of operating in our markets and have a recognized identity within each of our service areas. Our companies are locally staffed, which enables us to efficiently and reliably provide an array of communications services to meet our customer needs. These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet and broadband enabled services. Based on our understanding of our local customers' needs, we have attempted to be proactive by offering bundled services designed to simplify the customer's purchasing and management process.

Generation of Revenue

        We primarily generate revenue through: (i) the provision of our basic local telephone service to customers within our service areas; (ii) the provision of network access to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls; (iii) Universal Service Fund high cost loop payments; and (iv) the provision of other services such as long distance resale, data and Internet and broadband enabled services, enhanced services, such as caller name and number identification, and billing and collection for interexchange carriers.

        The following chart summarizes our revenue sources for the year ended December 31, 2004:

Revenue Source	% Revenue	Description
Local Calling Services	25%	Enables the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. The customer is charged a flat monthly fee for basic service and service charges for special calling features.
Network Access Charges	45%
		Enables long distance companies to utilize our local network to originate or terminate intrastate and interstate calls. The network access charges are paid by the interexchange carrier to us and are regulated by state regulatory agencies and the Federal Communications Commission, respectively. This also includes Universal Service Fund payments for local switching support, long term support and interstate common line support.
Universal Service Fund High Cost Loop	9%
		We receive payments from the Universal Service Fund to support the high cost of our operations in rural markets. This support fluctuates based upon our average cost per loop compared to the national average cost per loop.
Long Distance Services	7%	We receive revenues for intrastate and interstate long distance services provided to our retail customers and our wholesale long distance customers.
Data and Internet Services	7%	We receive revenues from monthly recurring charges for services, including broadband, digital subscriber line, special access, private lines, Internet and other services.
Other Services	7%	We generate revenues from other services, including enhanced services and billing and collection.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding our revenue sources.

  Local Calling Services

        Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge. In a rural local exchange carriers' territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

  Network Access Charges

        Network access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below.

        Intrastate Access Charges.    We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our rural local exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our rural local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We bill the call through our carrier access billing system and receive the access payment from the interexchange carrier. The access charge for intrastate services is regulated and approved by the state regulatory authority.

        Interstate Access Charges.    We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our rural local exchanges to a customer in another state, or when such a call is terminated to a customer in one of our rural local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, the interstate access charge is regulated and approved by the Federal Communications Commission instead of the state regulatory authority.

  Universal Service Fund High Cost Loop

        The Universal Service Fund supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost rural areas are consistent with rates charged in lower cost urban and suburban areas. The Universal Service Fund, which is funded by monthly fees charged to interexchange carriers and local exchange carriers, makes payments to us on a monthly basis based upon our cost support for local exchange carriers whose cost of providing the local loop connections to customers is significantly greater than the national average.

  Long Distance Services

        We offer switched and dedicated long distance services throughout our service areas through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary FairPoint Carrier Services, Inc., or Carrier Services, we offer wholesale long distance services to communications providers that are not affiliated with us.

  Data and Internet Services

        We offer Internet access via digital subscriber line technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the web. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

  Other Services

        We seek to capitalize on our rural local exchange carriers' local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.

        Enhanced Services.    Our advanced digital switch and voicemail platforms allow us to offer enhanced services such as call waiting, call forwarding and transferring, call hunting, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial.

        Billing and Collection.    Many interexchange carriers provide long distance services to our rural local exchange carrier customers and may elect to use our billing and collection services. Our rural local exchange carriers charge interexchange carriers a billing and collection fee for each call record generated by the interexchange carrier's customer.

        Directory Services.    Through our local telephone companies, we publish telephone directories in the majority of our locations. These directories provide white page listings, yellow page listings and community information listings. These directories generate revenues and operating cash flow from the sale of yellow page and related advertising to businesses. We contract with leading industry providers to assist in the sale of advertising, compilation of information, as well as the production, publication and distribution of these directories.

Our Markets

        Our 26 rural local exchange carriers operate as the incumbent local exchange carrier in each of their respective markets. Our rural local exchange carriers serve an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 79.3% of our access lines serve residential customers. Our business customers account for approximately 20.7% of our access lines. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

        The following chart identifies the number of access line equivalents in each of our 17 states as of December 31, 2004:

State	Access Line Equivalents
Maine	68,299
Florida	54,142
Washington	45,626
New York	44,335
Ohio	9,341
Virginia	8,216
Illinois	8,094
Vermont	7,055
Idaho	5,969
Kansas	6,089
Oklahoma	3,832
Colorado	3,132
Pennsylvania	3,060
Other States(1)	3,960

Total:	271,150

(1)
Includes Massachusetts, New Hampshire, Georgia and Alabama.

Sales and Marketing

        Our marketing approach emphasizes customer-oriented sales, marketing and service. We believe most communications companies devote their resources and attention primarily toward customers in more densely populated markets. To the extent we experience competition for any of our services, we seek to differentiate ourselves from the competitors providing such services by providing a superior level of service to each of our customers.

        Each of our rural local exchange carriers has a long history in the communities it serves. It is our policy to maintain and enhance the strong identity and reputation that each rural local exchange carrier enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our identity in order to attain higher recognition with potential customers.

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

        In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote rural economic development in the rural communities we serve.

        Many of the rural local exchange carriers acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such rural local exchange carriers, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2004, we had 207 employees engaged in sales, marketing and customer service.

        We have two basic tiers of customers: (i) local customers located in our local access and transport areas who pay for local phone service and (ii) the interexchange carriers which pay us for access to customers located within our local access and transport areas. In general, the vast majority of our local customers are residential, as opposed to business, which is typical for rural telephone companies.

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

        We have begun to integrate our six billing systems into a single, outsourced billing platform. When completed, we plan to use this platform to develop a number of centralized customer service and call centers and to create a significantly improved customer data base. We believe that such call centers and customer data base will allow us to enhance our operating efficiency and optimize our marketing initiatives. The billing platform will also enable our customers to directly access, via the Internet, their accounts and will allow us to provide virtual call centers.

Network Architecture and Technology

        Our rural local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with current software. The outside plant consists of transport and distribution delivery networks connecting our host central office with remote central offices and ultimately with our customers. As of December 31, 2004, we maintained over 25,000 miles of copper plant and approximately 3,300 miles of fiber optic plant. We own fiber optic cable, which has been deployed throughout our current network and is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.

        Our fiber optic transport system is primarily a synchronous optical network capable of supporting increasing customer demand for high bandwidth transport services. This system supports advanced services including Asynchronous Transfer Mode, Frame Relay and/or Internet Protocol Transport, facilitating delivery of advanced services as demand warrants.

        In our rural local exchange carrier markets, digital subscriber line-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2004, we had invested approximately $25.7 million in digital subscriber line technology and had deployed this technology in 123 of our 143 exchanges. Approximately 93% of our exchanges are capable of providing broadband services through cable modem, wireless broadband and/or digital subscriber line technology.

        Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture will enable us to efficiently respond to these technological changes.

Competition

        We believe that the Telecommunications Act and other recent actions taken by the Federal Communications Commission and state regulatory authorities promote competition in the provision of communications services; however, many of the competitive threats now confronting larger regulated telephone companies do not currently exist in the rural local exchange carrier marketplace. Our rural local exchange carriers historically have experienced little wireline competition as the incumbent carrier in their markets because the demographic characteristics of rural communications markets generally will not support the high cost of operations and significant capital investment required for new wireline entrants to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas, as rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage other wireline competitors from entering territories serviced by our rural local exchange carriers.

  Wireless Competition

        In most of our rural markets, we face competition from wireless technology. We do not expect this technology to represent a significant competitive threat to us in the near term, but as technology and economies of scale improve, we may experience increased competition from wireless carriers. In addition, the Federal Communications Commission's requirement that telephone companies offer wireline-to-wireless number portability may increase the competition we face from wireless carriers.

  Wireline and Satellite Competition

        We also face competition from new market entrants that provide close substitutes for the traditional telephone services we provide, such as cable television, satellite communications and electric utility companies. Cable television companies are entering the communications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband, voice, video and data communications. Electric utilities have existing assets and access to low cost capital that could allow them to enter a market rapidly and accelerate network development. While we have limited competition for voice services from cable providers and electric utilities for basic voice services, we cannot guarantee that we will not face increased competition from such providers in the future.

        In addition, we could face increased competition from competitive local exchange carriers, particularly in offering services to Internet service providers.

  Voice Over Internet Protocol Competition

        Voice over internet protocol service is increasingly being embraced by all industry participants. Voice over internet protocol service essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the existing public switched telephone network. While current voice over internet protocol applications typically complete calls using incumbent local exchange carrier infrastructure and networks, as voice over internet protocol services obtain acceptance and market penetration and technology advances further, a greater quantity of communication may be placed without utilizing the public switched telephone network. On March 10, 2004, the Federal Communications Commission issued a Notice of Proposed Rulemaking with respect to internet protocol-enabled services. Among other things, the Federal Communications Commission is considering whether voice over internet protocol services are regulated communications services or unregulated information services. We cannot predict the outcome of the Federal Communications Commission's rulemaking on this subject or the impact on the revenues of our rural local exchange carriers. The proliferation of voice over internet protocol, particularly to the extent such communications do not utilize our rural local exchange carriers' networks, may result in an erosion of our customer base and loss of access fees and other funding.

  Internet Competition

        The Internet services market is also highly competitive, and we expect that competition will continue to intensify. Internet services, meaning both Internet access (wired and wireless) and on-line content services, are provided by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as America Online, Inc., Microsoft Network and Yahoo, offer on-line content services consisting of access to closed, proprietary information networks. Long distance companies and cable television operators, among others, are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to the Internet from desktop personal computers. Many of these competitors have substantially greater financial, technological, marketing, personnel, name-brand recognition and other resources than those available to us.

  Long Distance Competition

        The long distance communications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing service and quality play a role in customers' choices.

  Other Competition

        Although we believe we offer the only comprehensive suite of communications services in our markets, existing service providers such as wireless, cable and utility companies could form strategic alliances to offer bundled services in our markets. We cannot guarantee that we will not face increased competition from such bundled service providers.

Employees

        As of December 31, 2004, we employed a total of 847 employees. 125 employees of our rural local exchange carriers are represented by four unions. We believe the state of our relationship with our union and non-union employees is good. Within our company, 34 employees are employed at our corporate office, 804 employees are employed at our rural local exchange carriers and 9 employees are employed by Carrier Services.

Intellectual Property

        We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Discontinued Operations

        On September 30, 2003, MJD Services Corp., or MJD Services, a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc., or Golden West, which we refer to as the South Dakota disposition. The sale was completed in accordance with the terms of a purchase agreement between MJD Services and Golden West, dated as of May 9, 2003, which we refer to as the South Dakota purchase agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota disposition. The companies sold to Golden West provided communications services to approximately 4,150 voice access lines located in South Dakota as of the date of such disposition. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

        In early 1998, we launched our competitive local exchange carrier enterprise through Carrier Services. In November 2001, we decided to discontinue such competitive local exchange carrier operations. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' competitive local exchange carrier operations. Carrier Services completed the termination or sale of its competitive local exchange carrier operations in the second quarter of 2002. Carrier Services now provides wholesale long distance service and support to our rural local exchange carriers and to communications providers not affiliated with us. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers.

Regulatory Environment

        The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. See "Item 7. Management's Discussion and analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to our Regulatory Environment."

        Our regulated communications services are subject to extensive federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the Federal Communications Commission generally exercises jurisdiction over all facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, including our use of public rights of way, and by requiring us to obtain construction permits and abide by building codes.

        We believe that competition in our telephone service areas will increase in the future as a result of the Telecommunications Act, although the ultimate form and degree of competition cannot be ascertained at this time. Competition may lead to loss of revenues and profitability as a result of: loss of customers; reduced usage of our network by our existing customers who may use alternative providers for long distance and data services; and reductions in prices for our services which may be necessary to meet competition.

  Federal Regulation

        We must comply with the Communications Act which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act contained in the Telecommunications Act dramatically changed and are expected to continue to change the landscape of the communications industry. The central aim of the Telecommunications Act was to open local communications marketplaces to competition while enhancing universal service. Most significantly, the Telecommunications Act governs the removal of barriers to market entry into local telephone services, requires incumbent local exchange carriers to interconnect with competitors, establishes procedures pursuant to which incumbent local exchange carriers may provide other services, such as the provision of long distance services by regional bell operating companies, and imposes on incumbent local exchange carriers duties to negotiate interconnection arrangements in good faith.

        Removal of Entry Barriers.    Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent local exchange carrier. The Telecommunications Act generally preempts state and local laws that prevent competitive entry into the provision of any communications service. However, states can modify conditions of entry into areas served by rural local exchange carriers where the state regulatory commission determines that such modification is warranted by the public interest. Since the passage of the Telecommunications Act, we have experienced only limited competition from cable and wireless service providers.

        Access Charges.    The Federal Communications Commission regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The Federal Communications Commission has structured these prices, also referred to as "access charges," as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers. State regulatory commissions regulate intrastate access charges. Many states generally mirror the Federal Communications Commission price structure. A significant amount of our revenues come from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions served by our rural local exchange carriers. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates are subject to change at any time.

        The Federal Communications Commission regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps. Each of our 26 incumbent local telephone subsidiaries elected not to apply the Federal Communications Commission's price caps. Instead, our subsidiaries employ rate-of-return regulation for their interstate access charges.

        The Federal Communications Commission has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the Federal Communications Commission adopted an order implementing the beginning phases of the Multi Association Group plan to reform the access charge system for rural carriers. The Multi Association Group plan is revenue neutral to our operating companies. Among other things, the Multi Association Group plan reduces access charges and shifts a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. In adopting the Multi Association Group plan, the Federal Communications Commission also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25%. Additionally, the Federal Communications Commission initiated a rulemaking proceeding to investigate the Multi Association Group's proposed incentive regulation plan and other means of allowing rate-of-return carriers to increase their efficiency and competitiveness. The Multi Association Group plan expires in 2006 and will need to be renewed or replaced at such time. In addition, to the extent our rural local exchange carriers become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange carriers rather than to us. Additionally, the access charges we receive may be reduced as a result of competition by other service providers such as wireless and voice over internet services. Such a circumstance could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Communications Commission has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and could, as a result, substantially modify the current forms of carrier-to-carrier payments for interconnected traffic. Furthermore, in the notice of proposed rulemaking on voice over internet protocol services the Federal Communications Commission adopted in February 2004, the Federal Communications Commission has sought comment on whether access charges should apply to voice over internet protocol or other internet protocol based services. It is unknown at this time what additional changes, if any, the Federal Communications Commission may eventually adopt and the effect of any such changes on our business.

        Rural Local Exchange Carrier Services Regulation.    Our rural local exchange carrier services segment revenue is subject to regulation including regulation by the Federal Communications Commission and incentive regulation by various state regulatory commissions. State lawmakers will likely continue to review the statutes governing the level and type of regulation for communications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services and pricing changes more expeditiously than in the past. At the same time, however, the implementation of such new programs may also lead to reductions in intrastate access charges.

        The Federal Communications Commission generally must approve in advance most transfers of control and assignments of operating authorizations by Federal Communications Commission-regulated entities. Therefore, if we seek to acquire companies that hold Federal Communications Commission authorizations, in most instances we will be required to seek approval from the Federal Communications Commission prior to completing those acquisitions. The Federal Communications Commission has the authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the Federal Communications Commission. Fines or other penalties also may be imposed for such violations. Our interstate common carrier services are also subject to nondiscrimination requirements and requirements that rates be just and reasonable.

        The Federal Communications Commission has required that incumbent independent local exchange carriers that provide interstate long distance services originating from their local exchange service territories must do so in accordance with "structural separation" rules. These rules require that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from its affiliated local exchange telephone company at tariffed rates, terms and conditions. The Federal Communications Commission has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements; however, we cannot predict the outcome of that proceeding.

        The Telecommunications Act required all carriers to offer local number portability. This requirement allows telephone customers to change service providers but keep their existing telephone numbers. Initially, the Federal Communications Commission set November 24, 2003 as the local number portability deadline for carriers within the Top 100 Metropolitan Statistical Areas and May 24, 2004 for carriers outside the Top 100 Metropolitan Statistical Areas. On January 16, 2004, the Federal Communications Commission granted an extension of time, to May 24, 2004, to local exchange carriers with fewer than two percent of the nation's subscriber lines, regardless of whether the companies operate in a Top 100 Metropolitan Statistical Areas. Except for carriers that qualify as small entities under the Regulatory Flexibility Act whose intermodal porting obligations were recently and temporarily stayed by the United States Court of Appeals for the District of Columbia, all local exchange carriers with bona fide local number portability requests were required to be prepared to port numbers from wireline to wireless carriers on or before May 24, 2004. We are in compliance with this requirement in all of the states in which we operate or have received waivers to extend the time for implementation beyond the May 24th date in certain states where technical limitations hinder compliance by this date.

        Our operations and those of all communications carriers also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and Federal Communications Commission regulations implementing the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We believe we are in compliance with those laws and regulations. These laws and regulations, however, are subject to both interpretation and change which may result in requirements for us to incur additional costs.

  State Regulation

        Most states have some form of certification requirement that requires providers of communications services to obtain authority from the state regulatory commission prior to offering common carrier services. Each of our 26 rural local exchange carriers operates as the incumbent local telephone company in the states in which it operates and is certified in those states to provide local telephone services. State regulatory commissions generally regulate the rates incumbent local exchange carriers charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the Federal Communications Commission has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local exchange carriers must file tariffs setting forth the terms, conditions and prices for their intrastate services, and such tariffs may be challenged by third parties. From time to time, states conduct rate cases or "earnings" reviews. These reviews may result in the disallowance of certain investments or expenses for ratemaking purposes. We currently have "earnings" reviews of our rates being conducted in Idaho, New York (including with respect to deferred pension assets) and Vermont.

        Under the Telecommunications Act, state regulatory commissions have jurisdiction to arbitrate and review interconnection disputes and agreements between incumbent local exchange carriers and competitive local exchange carriers, in accordance with rules set by the Federal Communications Commission. State regulatory commissions may also formulate rules regarding fees imposed on providers of communications services within their respective states to support state universal service programs. States often require prior approvals or notifications for certain acquisitions and transfers of assets, customers, or ownership of regulated entities. Therefore, in most instances we will be required to seek state approval prior to completing new acquisitions of rural local exchange carriers. States generally retain the right to sanction a carrier or to revoke certifications if a carrier materially violates relevant laws and/or regulations.

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

  Promotion of Local Service Competition and Traditional Telephone Companies

        As discussed above, the Telecommunications Act provides, in general, for the removal of barriers to entry into the communications industry in order to promote competition for the provision of local service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service, and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by rural telephone companies, such as our 26 rural local exchange carrier subsidiaries.

        Pursuant to the Telecommunications Act, all local exchange carriers, including both incumbents and new competitive carriers, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors' costs of completing calls to competitors' customers. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. Under the Telecommunications Act, our rural local exchange carriers may request from state regulatory commissions, suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and generally avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. If a state regulatory commission denies some or all of any such request made by one of our rural local exchange carriers, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase and our revenues could decline. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights. With the exception of the previously referenced requests to modify the May 24, 2004 implementation date for local number portability in certain states, we have not encountered a need to file any such requests for suspension or modification of the interconnection requirements.

        The Telecommunications Act, with certain exceptions, imposes the following additional duties on incumbent telephone companies by requiring them to: (i) interconnect their facilities and equipment with any requesting communications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent telephone company. Competitors are required to compensate the incumbent local exchange carrier for the cost of providing these interconnection services. However, pursuant to the Telecommunications Act, rural telephone companies, including our rural local exchange carriers, are automatically exempt from these additional incumbent telephone company requirements. The exemption remains effective until an incumbent rural local telephone company receives a bona fide request for these additional interconnection services and the applicable state authority determines whether the request is not unduly economically burdensome, technically feasible, and consistent with the universal service objectives set forth in the Telecommunications Act. This exemption remains effective for all of our incumbent local telephone operations, except in Florida where the legislature has determined that all incumbent local exchange carriers are required to provide the additional interconnection services as prescribed in the Telecommunications Act. If a request for any of these additional interconnection services is filed by a potential competitor with respect to one of our other operating territories, we are likely to ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds such exemption in whole or in part and if the state regulatory commission does not allow us adequate compensation for the costs of providing the interconnection, our costs would significantly increase, we would face new competitors in that state and we could suffer a significant loss of customers and resulting declines in our revenues. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

  Promotion of Universal Service

        The Universal Service Fund payments received by our rural local exchange carriers from the Universal Service Fund are intended to support the high cost of our operations in rural markets. Such Universal Service Fund payments related to the high cost loop represented 9% of our revenues for the year ended December 31, 2004. Under current Federal Communications Commission regulations, the total Universal Service Fund available to all rural local telephone companies, including our 26 rural local exchange carrier subsidiaries, is subject to a cap. In any given year, the cap may or may not be reached. In any year where the cap is reached, the per access line rate at which we can recover Universal Service Fund payments may decrease. In addition, the consideration of changes in the federal rules governing the distribution of Universal Service Fund is pending before the Federal Communications Commission. If our rural local exchange carriers were unable to receive Universal Service Fund payments, or if such payments were reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Payments from the Universal Service Fund fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased and we believe the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund will likely decline.

        Universal service rules have been adopted by both the Federal Communications Commission and some state regulatory commissions. Universal Service Fund funds may be distributed only to carriers that are designated as eligible communications carriers by a state regulatory commission. All of our rural local exchange carriers have been designated as eligible communications carriers pursuant to the Telecommunications Act. However, under the Telecommunications Act, competitors could obtain the same support payments as we do if a state regulatory commission determined that granting such support payments to competitors would be in the public interest.

        Two notable regulatory changes enacted by the Federal Communications Commission in the last four years are the adoption, with certain modifications, of the Rural Task Force proposed framework for rural high-cost universal service support and the implementation of the beginning phases of the Multi Association Group plan. The Federal Communications Commission's Rural Task Force order modifies the existing universal service support mechanism for rural local exchange carriers and adopts an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The Federal Communication Commission has stated its intention to develop a long-term plan based on forward looking costs when the five-year period expires in 2006. The Multi Association Group plan created a new universal service support mechanism, Interstate Common Line Support, to replace carrier common line access charges and the recovery of certain costs formerly recovered through traffic sensitive access charges. A recent Federal Communications Commission order merged long term support into its interstate common line support mechanism without reducing (at least initially) the aggregate universal service support from the two mechanisms (both of which had been previously transformed from access charge revenue streams into universal service support mechanisms). As a result of these changes, when a competitor is designated an eligible communications carrier, it also receives an increased level of Universal Service Fund support equal to the level received by the incumbent on a per line basis.

        The Federal State Joint Board is currently considering recommendations on the question of which carriers can obtain Universal Service Fund support in a market. The Federal State Joint Board recommended that:

  •
  a set of permissive federal guidelines be developed to ensure that the public interest is served before eligible communications carriers are designated;

  •
  support be limited to a single connection that provides access to the public telephone network; and

  •
  the basis for providing support be considered and further clarified during the comprehensive review of the Universal Service Fund to be completed in 2006.

        On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers for receipt of high-cost support. Although the written text of the Federal Communications Commission order has not been released, the Federal Communications Commission has adopted additional mandatory requirements for Eligible Telecommunications Carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate Eligible Telecommunications Carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. These revisions will be part of an overall rulemaking regarding Universal Service Support which will be dealt with sometime in the next year.

        In addition, there are a number of judicial appeals challenging several aspects of the Federal Communications Commission's universal service rules. It is not possible to predict at this time whether the Federal Communications Commission or Congress will require modification to those rules, or the ultimate impact any such modification might have on us.

  Potential Internet Regulatory Obligations

        In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulations applicable to the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet, and related matters are under consideration in both federal and state legislative and regulatory bodies. The Federal Communications Commission is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable operators' communications networks. We cannot predict whether the outcome will prove beneficial or detrimental to our competitive position. In February 2004, the Federal Communications Commission initiated a proceeding to examine the regulatory implications of voice over Internet protocol technology. We cannot predict the results of these proceedings, the nature of these regulations or their impact on our business.

  Environmental Regulations

        Like all other local telephone companies, our 26 rural local exchange carrier subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

ITEM 2.    PROPERTIES

        We own all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 17 states in which we operate our rural local exchange carrier business. Our administrative and maintenance facilities are generally located in or near the rural communities served by our rural local exchange carriers and our central offices are often within the administrative building and/or outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

        Our common stock began trading on the New York Stock Exchange under the symbol "FRP" on February 4, 2005. Prior to that time, there was no trading market for our common stock. The high trading price for our common stock during the period from February 4, 2005 to March 22, 2005 was $18.55 per share. The low trading price for our common stock during the period from February 4, 2005 to March 22, 2005 was $15.55 per share.

        On March 3, 2005, we declared a dividend of $0.22543 per share of our common stock, payable on April 15, 2005 to holders of record as of March 31, 2005. This dividend represents a partial-quarter proration (for the period from February 8, 2005 to March 31, 2005) of the indicated annual dividend of $1.59125 per share. For an explanation of our dividend policy, see "—Dividend Policy and Restrictions" below.

        As of March 15, 2005, there were approximately 88 holders of record of our common stock.

Dividend Policy and Restrictions

  General

        Our board of directors has adopted a dividend policy under which a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of our common stock, rather than retained by us and used for other purposes, including to finance growth opportunities. This policy reflects our judgment that our stockholders would be better served if we distributed to them such substantial portion of the excess cash generated by our business instead of retaining it in our business. However, as described more fully below, our stockholders may not receive any dividends as a result of the following factors:

  •
  nothing requires us to pay dividends;

  •
  while our current dividend policy contemplates the distribution of a substantial portion of our cash in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, this policy could be modified or revoked by our board of directors at any time;

  •
  even if our dividend policy was not modified or revoked, the actual amount of dividends distributed under this policy and the decision to make any distributions are entirely at the discretion of our board of directors;

  •
  the amount of dividends distributed is subject to covenant restrictions under our credit facility;

  •
  the amount of dividends distributed is subject to restrictions under Delaware law;

  •
  our stockholders have no contractual or other legal right to receive dividends; and

  •
  we may not have enough cash to pay dividends due to changes in our cash from operations, distributions we receive from minority investments and passive partnership interests, working capital requirements and/or anticipated cash needs.

        We believe that our dividend policy limits, but does not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures that are significantly beyond our current expectations. However, we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investment. For further discussion of the relationship of our dividend policy to our ability to pursue potential growth opportunities, see "—Assumptions and Considerations" below.

        On March 3, 2005, we declared a dividend of $0.22543 per share of our common stock, payable on April 15, 2005 to holders of record as of March 31, 2005. In accordance with our dividend policy, we currently intend to continue to pay quarterly dividends at an annual rate of $1.59125 per share for the four fiscal quarters ending March 31, 2006. In respect of the four fiscal quarters ending March 31, 2006, this would be $54.8 million in the aggregate. This aggregate amount of dividends does not include any dividends with respect to 115,733 shares of our common stock issuable upon the exercise of fully vested, exercisable and in-the-money stock options or 473,716 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares will begin to vest on April 1, 2006 and will not be entitled to receive dividends for any period prior to April 1, 2006. Dividends on our common stock will not be cumulative. Consequently, if dividends on our common stock are not declared and/or paid at the targeted level, our stockholders will not be entitled to receive such payments in the future. In determining our initial dividend level, we reviewed and analyzed, among other things, our operating and financial performance in recent years, the anticipated cash requirements associated with our capital structure, our anticipated capital expenditure requirements, our other anticipated cash needs, the terms of our credit facility, applicable provisions of Delaware law, other potential sources of liquidity and various other aspects of our business.

        Prior to the dividend which will be paid on April 15, 2005, we had not paid dividends on our common stock in the past.

  Minimum Adjusted EBITDA

        We do not as a matter of course make public projections as to future sales, earnings or other results. However, our management has prepared the estimated financial information set forth below to present the estimated minimum Adjusted EBITDA required to generate sufficient cash to pay dividends on our common stock in accordance with our dividend policy. See "Item 6. Selected Financial Data" for a definition of, and other information with respect to, Adjusted EBITDA. The accompanying estimated financial information was not prepared with a view toward complying with the rules and regulations of the Securities and Exchange Commission with respect to prospective financial information, but, in the view of our management, was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and presents, to the best of our management's knowledge and belief, our expected course of action and our expected future financial performance. However, this information is not fact and should not be relied upon as being necessarily indicative of future results, and readers of this Annual Report are cautioned not to place undue reliance on the estimated financial information.

        The assumptions and estimates underlying the estimated financial information below are inherently uncertain and, though considered reasonable by our management as of the date of its preparation, are subject to a wide variety of significant business, economic, and competitive risks and uncertainties, including those described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors." Accordingly, there can be no assurance that the estimated financial information is indicative of our future performance or that the actual results will not differ materially from the estimated financial information presented below.

        We believe that in order to fund dividend payments to holders of our common stock at the level described above solely from cash generated by our business, our Adjusted EBITDA for the four fiscal quarters ending March 31, 2006 would need to be at least $120.7 million and our average Adjusted EBITDA with respect to each such quarter would need to be at least $30.2 million. Based on a review and analysis conducted by our management and our board of directors as described under "—Assumptions and Considerations" below, we believe that our Adjusted EBITDA for the four fiscal quarters ending March 31, 2006 will be at least $120.7 million and our average Adjusted EBITDA with respect to each such quarter will be at least $30.2 million. If our Adjusted EBITDA with respect to such periods were at or above these levels, we would be able to make the full targeted dividend payments on our common stock and we would be permitted to make such payments under the leverage ratio and restricted payment covenants in our credit facility.

        The table below sets forth our calculation that a minimum of $120.7 million of Adjusted EBITDA would be sufficient to fund dividend payments at the targeted levels on our common stock for the four fiscal quarters ending March 31, 2006 (excluding any dividends payable with respect to 115,733 shares of our common stock issuable upon the exercise of fully vested, exercisable and in-the-money stock options and 473,716 shares of restricted stock awarded under our 2005 stock incentive plan, which shares will begin to vest on April 1, 2006 and will not be entitled to receive dividends for any period prior to April 1, 2006) and would satisfy the leverage ratio and restricted payment covenants in our credit facility.

Estimated Cash Available to Pay Dividends on Common Stock Based on Minimum Adjusted EBITDA

(Dollars in thousands)
Minimum Adjusted EBITDA(1)(2)	$120,662
Less:
Estimated cash interest expense on credit facility(3)	33,738
Estimated cash interest expense on other debt	453
Estimated capital expenditures(4)	31,000
Estimated cash income taxes(5)	650
Estimated cash available to pay dividends on outstanding common stock(6)	$54,821
Estimated leverage ratio derived from above(7)	4.9x

        The table below sets forth for the year ended December 31, 2004 the amount of cash that would have been available for distributions to our stockholders subject to the assumptions described in such table. The information in the table below should be read in conjunction with our consolidated historical financial statements and notes thereto contained elsewhere in this Annual Report.

Cash Available to Pay Dividends for the Year Ended December 31, 2004

Year Ended December 31, 2004
(dollars in thousands)
Net cash provided by operating activities of continuing operations	$45,975
Adjustments:
Depreciation and amortization	(50,287)
Other non-cash items	(20,618)
Impairment of investments	(349)
Changes in assets and liabilities arising from continuing operations net of acquisitions	926

Loss from continuing operations	(24,353)
Adjustments:
Interest expense	104,315
Provision for income tax expense	516
Depreciation and amortization	50,287
Net gain on sale of investments and other assets	(104)
Impairment of investments	349
Equity in earnings of investee	(10,899)
Distributions from investments(8)	15,017
Realized and unrealized losses on interest rate swaps	112
Non-cash stock based compensation	49
Write-off of cost associated with an abandoned offering of Income Deposit Securities and related transactions	5,951
Deferred patronage dividends	(84)

Adjusted EBITDA	141,156
Cash interest expense on credit facility(3)	(33,738)
Cash interest expense on other debt	(453)
Capital expenditures(4)(9)	(36,492)
Income tax expense(5)	(650)
Additional public company costs(2)	(1,000)

Cash that would have been available to pay dividends	68,823
Cash required to pay dividends on common stock in accordance with our dividend policy	54,821

(1)
To pay the targeted dividends on our common stock, our average Adjusted EBITDA with respect to each quarter must be at least $30.2 million.

(2)
Takes into account estimated incremental ongoing expenses of $1.0 million associated with being a public common stock issuer, including estimated audit fees, director and officer liability insurance premiums, expenses relating to stockholders' meetings, printing expenses, investor relations expenses, registrar and transfer agent fees, directors' fees, additional legal fees and listing fees.

(3)
Represents interest of approximately 5.75% per annum on $589.0 million of outstanding borrowings under our credit facility and a commitment fee of 0.5% per annum on the average unused balance of $98.6 million under our credit facility's revolving facility. This assumed rate is based on indicative LIBOR rates as of February 28, 2005, assumes the redemption of the remaining $19.9 aggregate principal amount of the 12 1/2% notes (which we intend to effect on May 1, 2005) and gives effect to three interest rate swap agreements we entered into upon the closing of the offering that effectively fixed the interest rate we will pay on approximately $130.0 million of the term loans under our credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.76% until December 31, 2007. Pursuant to these interest rate swap agreements, the interest rate on 66% of our floating rate term loan borrowings will be a blended interest rate of not more than 5.95% per annum until December 31, 2007.

(4)
Capital expenditures in fiscal 2004 were approximately $36.5 million, which includes $4.4 million of non-recurring capital expenditures relating to the conversion of our six billing systems into an integrated billing platform and the centralization of our customer service records and $9.0 million of non-recurring capital expenditures relating to the final stages of our digital subscriber line initiative. We expect that our annual capital expenditures for our existing operations will be approximately $31.0 million for fiscal 2005 through fiscal 2009. We estimate that approximately $28.0 million of this amount will be used to maintain and enhance our network infrastructure and operate our business. This includes expenditures to meet our network, product offering and customer requirements, such as investments in equipment, central office technology (which includes both hardware and software), inside and outside plant upgrades to meet network capacity requirements and normal repair and maintenance to our infrastructure. In addition, approximately $3.0 million of this amount will be available for one-time or discretionary capital expenditures, such as the billing systems conversion. We expect to fund all of these capital expenditures through our cash flow from operations. If cash is available beyond what is required to support our dividend policy, we may consider additional capital expenditures if we believe they are beneficial. Although the amount of our capital expenditures can fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations through fiscal 2009 to vary significantly from our estimated amounts. We do not believe that our dividend policy will materially affect our ability to maintain and enhance our network infrastructure and operate our business.

(5)
We expect cash taxes during the four fiscal quarters ending March 31, 2006 to be approximately $0.7 million. Based on certain assumptions, our net operating loss carry forwards as of December 31, 2004 were approximately $251.9 million. We have estimated cash taxes after giving effect to the transactions based on an estimate of our net operating loss carry forwards (including an "ownership change" under Section 382 of the Internal Revenue Code limiting the usage of our net operating loss carry forwards) and interest and amortization of deferred financing fees based on our new capital structure. At such time as our net operating loss carry forwards have been fully used, our cash tax liability will increase and may impact our ability to pay dividends. Our tax liability may also be affected by limitations on the use of our net operating loss carry forwards under Section 382 of the Internal Revenue Code by reason of the offering and earlier ownership changes. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Limitations on usage of our net operating loss carry forwards, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends to you" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Accounting for Income Taxes."

(6)
The table below sets forth the number of shares of our common stock which were outstanding as of February 28, 2005 (excluding 115,733 shares of our common stock issuable upon the exercise of fully vested, exercisable and in-the-money stock options and 473,716 shares of restricted stock awarded under our 2005 stock incentive plan, which shares will begin to vest on April 1, 2006 and will not be entitled to receive dividends for any period prior to April 1, 2006) and the estimated per share and aggregate dividend amounts payable on such shares during the four fiscal quarters ending March 31, 2006. In order to generate cash flow to pay dividends of $1.59125 per share of our common stock for the four fiscal quarters ending March 31, 2006, we would require an estimated minimum Adjusted EBITDA of $120.7 million during such period.

		Dividends
	Number of Outstanding Shares
		Per Share	Aggregate
			(in thousands)
Estimated dividends on our common stock	34,451,716	$1.59125	$54,821
(7)
The leverage ratio is calculated as total indebtedness divided by pro forma Adjusted EBITDA. Under our credit facility, we may not pay dividends on our common stock if our leverage ratio is above 5.00 to 1.00. See "—Restrictions on Payment of Dividends and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility."

(8)
We have a number of minority investments and passive partnership interests from which we receive distributions. We do not control the amount or timing of such distributions. Includes a non-recurring $2.5 million distribution.

(9)
Includes non-recurring capital expenditures of $13.4 million for the year ended December 31, 2004 related to the conversion of our six billing systems into an integrated billing platform and the centralization of our customer service records. Also includes non-recurring capital expenditures of $4.8 million for the year ended December 31, 2004 related to capital investments in digital subscriber line access multiplexers and other plant upgrades associated with our accelerated digital subscriber line initiative that began during the third quarter of 2003. As a result, approximately 93% of our exchanges are broadband capable as of December 31, 2004 and management expects that digital subscriber line investments will decrease significantly in 2005. Our management views non-recurring capital expenditures as either one-time capital expenditures or discretionary capital expenditures which are not necessary to maintain and enhance our network infrastructure or operate our business, such as the billing systems conversion and the digital subscriber line initiative described above. Our dividend policy may cause us to reduce or eliminate such one-time or discretionary capital expenditures in the future or to incur indebtedness to fund such capital expenditures. To the extent we finance capital expenditures with indebtedness, we will begin to incur incremental interest and principal obligations which would reduce our cash available for future dividend payments and other purposes. In addition, if we reduce or eliminate capital expenditures, the regulatory settlement payments we receive may decline.

  Assumptions and Considerations

        Based on a review and analysis conducted by our management and our board of directors, we believe that our Adjusted EBITDA for the four fiscal quarters ending March 31, 2006 will be at least $120.7 million and our average Adjusted EBITDA with respect to each such quarter will be at least $30.2 million, and we have determined that our assumptions as to capital expenditures, cash interest expense and income taxes in the above tables are reasonable. We considered numerous factors in making such determination, including the following factors which we considered material in making such determination:

  •
  For fiscal years 2004, 2003 and 2002, our Adjusted EBITDA was $141.2 million, $132.6 million and $131.7 million, respectively.

  •
  For fiscal years 2004, 2003 and 2002, we received distributions from minority investments and passive partnership interests of $15.0 million (of which $2.5 million was non-recurring), $10.8 million and $9.0 million, respectively. Although we do not control the amount or timing of such distributions, we believe that distributions from such investments and interests for fiscal 2005 will be consistent with historical recurring levels.

  •
  For fiscal years 2004, 2003 and 2002, we incurred $36.5 million, $33.6 million and $38.8 million, respectively, in capital expenditures. For fiscal years 2004, 2003 and 2002, we had capital expenditures of $9.0 million, $4.7 million and $3.0 million, respectively, related to our digital subscriber line initiative. This investment has resulted in approximately 93% of our exchanges being broadband enabled as of December 31, 2004. We expect that the amount of our capital expenditures related to digital subscriber line technology in 2005 will significantly decrease. Capital expenditures for fiscal 2004 also includes the costs of converting our six billing systems into an integrated platform and the centralization of our customer service records. Capital expenditures for fiscal 2002 also includes the costs associated with switch and plant upgrades for certain of our exchanges and the purchase of high level digital loop carrier equipment. Such upgrades enable us to provide higher quality service and enhanced features to our customers. The cost to deploy similar technologies has decreased since the implementation of such upgrades. For example, equivalent capacity can be provided on soft switch technology which is less capital intensive than the time division multiplex switches purchased in 2002. We expect capital expenditures in fiscal 2005 to be approximately $31.0 million.

  •
  Our analysis of the impact of our new capital structure (including the payment of dividends at the level described above) on our operations and performance in prior years and our determination that our credit facility's revolving facility would have had sufficient capacity to finance any fluctuations in working capital and other cash needs, including the payment of dividends at the levels described above. We currently do not intend to borrow under our credit facility's revolving facility to pay dividends.

        We have also assumed:

  •
  that our general business climate, including such factors as consumer demand for our services, the level of competition and our favorable regulatory environment, will remain consistent with previous periods; and

  •
  the absence of extraordinary business events, such as new industry altering technological advances or regulatory developments, that may adversely affect our business, results of operations or anticipated capital expenditures.

        If our Adjusted EBITDA with respect to the four fiscal quarters ending March 31, 2006 were to fall below $120.7 million or our average Adjusted EBITDA with respect to each such quarter were to fall below $30.2 million (or if our assumptions as to capital expenditures, principal repayments, interest expense or tax expense were too low), we would need to either reduce or eliminate dividend payments on our common stock or, to the extent we were permitted to do so under our credit facility, fund a portion of the dividends on our common stock with borrowings or from other sources. If we were to use working capital or permanent borrowings under our credit facility's revolving facility to fund dividend payments, we would have less cash available for future dividend payments and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business. In addition, to the extent we finance capital expenditures or acquisitions with indebtedness, we will begin to incur incremental interest and principal obligations.

        There can be no assurance that our Adjusted EBITDA will equal or exceed the minimum levels set forth above, and our belief that it will equal or exceed such levels are subject to all of the risks, considerations and factors identified in other sections of this Annual Report, including those identified in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors."

        As noted above, we have presented our initial dividend payment level and our minimum Adjusted EBITDA only for the four fiscal quarters ending March 31, 2006. Moreover, there can be no assurance that during or following such period that we will pay dividends at the level set forth above, or at all. In the future, our capital and cash needs will invariably change, which could impact the level of any dividends we pay.

        We are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the sole discretion of our board of directors and will depend upon, among other things, our results of operations, our financial condition and future developments that could differ materially from our current expectations. We expect that our general policy will be to distribute rather than retain a substantial portion of our cash in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any. These policies are based upon our current assessment of our business and the environment in which it operates, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures), acquisition opportunities or other factors. We believe that our dividend policy limits, but does not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures significantly beyond our current expectations. Such additional financing could include, among other transactions, the issuance of additional shares of common stock. However, we intend to retain sufficient cash after the distribution of dividends to permit the pursuit of growth opportunities that do not require material capital investments. In the recent past, such growth opportunities have included investments in the roll-out of new services such as digital subscriber line internet access to our existing customer base and the selective expansion of our business into new and/or adjacent markets. Management currently has no specific plans to make a significant acquisition or to increase capital spending to expand our business materially. However, management will evaluate potential growth opportunities as they arise and, if our board of directors determines that it is in our best interest to use cash that would otherwise be available for distribution as dividends to pursue an acquisition opportunity, to materially increase capital spending or for some other purpose, the board would be free to depart from or change our dividend policy at any time. Management currently does not anticipate pursuing growth opportunities, including acquisitions, unless they are expected to be at least neutral or accretive to our ability to pay dividends to the holders of our common stock.

        Borrowings under our credit facility will bear interest at variable interest rates. In connection with the offering, we entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.76% until December 31, 2007. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. An increase of ten percent in the annual interest rate applicable to borrowings under the term loan facility of our credit facility would result in an increase of approximately $0.9 million in our annual cash interest expense, and a corresponding decrease in cash available to pay dividends on our common stock. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge on acceptable terms. In addition, our credit facility's revolving facility will need to be refinanced prior to February 2011 and our credit facility's term loan facility will need to be refinanced prior to February 2012. We may not be able to refinance our credit facility, or if refinanced, the refinancing may occur on less favorable terms, which may materially adversely affect our ability to pay dividends. If we were unable to refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. We expect our required principal repayments under the term loan facility of our credit facility to be approximately $588.5 million at its maturity in February 2012. Our interest expense may increase significantly if we refinance our credit facility on terms that are less favorable to us than the terms of our credit facility.

        We generally have the ability to issue additional common stock, other equity securities or preferred stock for such consideration and on such terms and conditions as are established by our board of directors in its sole discretion and without the approval of the holders of our common stock. It is possible that we will fund acquisitions, if any, through the issuance of additional common stock, other equity securities or preferred stock. Holders of any additional common stock or other equity securities issued by us may be entitled to share equally with the existing holders of our common stock in dividend distributions. The certificate of designation of any preferred stock issued by us may provide that the holders of preferred stock are senior to the holders of our common stock with respect to the payment of dividends. If we were to issue additional common stock, other equity securities or preferred stock, it would be necessary for us to generate additional cash in order for us to distribute dividends at the same rate per share as distributed prior to any such additional issuance.

  Restrictions on Payment of Dividends

        Under Delaware law, our board of directors may declare dividends only to the extent of our "surplus" (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year. We do not anticipate that we will have (and in prior years we would not have had) sufficient earnings, for purposes of Delaware law, to pay dividends at the levels described above and therefore expect that we will pay dividends out of surplus. Although we believe we will have sufficient surplus to pay dividends at the anticipated levels during the four fiscal quarters ending March 31, 2006, our board of directors will seek periodically to assure itself of this before actually declaring any dividends.

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•
For the period ending March 31, 2005, we will be permitted to pay dividends as long as no default or event of default under our credit facility has occurred and is continuing and we have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility);

•
After March 31, 2005, we may use all of our available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but we may not in general pay dividends in excess of such amount. "Available cash" is defined in our credit facility as Adjusted EBITDA minus interest expense, capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), cash taxes, repayments of our indebtedness, cash consideration paid for acquisitions (unless funded by debt or equity) and cash paid to make certain investments. We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would occur as a consequence of such payment, if our leverage ratio is above 5.00 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility).

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility."

        Available cash (as defined in our credit facility) does not represent the amount we intend to distribute as dividends for any period but rather is a restriction on the maximum level of dividend payments, if any, that we will be permitted to declare and pay under the terms of our credit facility.

Equity Compensation Plan Information

        The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants, and rights		Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column)
Equity compensation plan approved by our stockholders	1,215,701	(1)(2)	$14.88	(1)	2,166,323	(3)
Equity compensation plans not approved by our stockholders	0		$0		0

(1)
Includes 832,888 options to purchase our common stock issued under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan which are vested but not currently exercisable, with a weighted average exercise price of $10.80. Also includes 240,638 options to purchase our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan which are vested and exercisable, with a weighted average exercise price of $36.94.

(2)
Does not include 473,716 shares of restricted stock issued on February 15, 2005 under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

(3)
Does not include 473,725 shares of our common stock which may be issued in the future pursuant to awards which may be granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

        For a description of our equity compensation plans, see "Item 11. Executive Compensation."

ITEM 6.    SELECTED FINANCIAL DATA

        The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts in thousands, except access lines and ratios.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations:
Revenues	$252,645	$231,432	$230,819	$230,176	$190,786
Operating expenses:
Operating expenses	128,755	111,188	110,265	115,763	95,540
Depreciation and amortization(1)	50,287	48,089	46,310	55,081	46,146
Stock based compensation expense	49	15	924	1,337	12,323
Total operating expenses	179,091	159,292	157,499	172,181	154,009
Income from operations	73,554	72,140	73,320	57,995	36,777
Interest expense(2)	(104,315)	(90,224)	(69,520)	(76,314)	(59,556)
Other income (expense), net(3)	6,926	9,600	(11,974)	(6,670)	13,198
Loss from continuing operations before income taxes	(23,835)	(8,484)	(8,174)	(24,989)	(9,581)
Income tax (expense) benefit(3)	(516)	236	(518)	(431)	(5,607)
Minority interest in income of subsidiaries	(2)	(2)	(2)	(2)	(3)
Loss from continuing operations	(24,353)	(8,250)	(8,694)	(25,422)	(15,191)
Income (loss) from discontinued operations	671	9,921	21,933	(186,178)	(73,926)
Net income (loss)	(23,682)	1,671	13,239	(211,600)	(89,117)
Redeemable preferred stock dividends and accretion(2)	—	(8,892)	(11,918)	—	—
Gain on repurchase of redeemable preferred stock	—	2,905	—	—	—
Net income (loss) attributable to common shareholders	(23,682)	$(4,316)	$1,321	$(211,600)	$(89,117)
Basic and diluted shares outstanding(4)	9,468	9,483	9,498	9,499	9,357
Basic and diluted loss from continuing operations per share(4)	$(2.57)	$(1.50)	$(2.17)	$(2.68)	$(1.62)
Operating Data:
EBITDA(5)	$130,765	$129,827	$107,654	$106,404	$96,118
Adjusted EBITDA(5)	141,156	132,574	131,656	120,951	100,034
Capital expenditures	36,492	33,595	38,803	43,175	49,601
Access line equivalents(6)	271,150	264,308	248,581	247,862	237,294
Residential access lines	189,668	196,145	189,803	191,570	184,798
Business access lines	49,606	50,226	51,810	53,056	51,025
Digital subscriber lines	31,876	17,937	6,968	3,236	1,471
Summary Cash Flow Data:
Net cash provided by operating activities of continuing operations	$45,975	$32,834	$55,632	$35,717	$44,706
Net cash used in investing activities of continuing operations	(20,986)	(54,010)	(30,258)	(57,161)	(284,953)
Net cash provided by (used in) financing activities of continuing operations	(23,966)	(1,976)	(12,546)	101,234	300,088
Net cash contributed (from) to continuing operations (to) from discontinued operations	(3,031)	23,361	(10,353)	(80,862)	(64,466)

Balance Sheet Data (at period end):
Cash	$3,595	$5,603	$5,394	$2,919	$3,991
Property, plant and equipment, net	252,262	266,706	271,690	278,277	272,228
Total assets	819,136	843,068	829,253	875,015	863,547
Total long term debt	810,432	825,560	804,190	907,602	756,812
Preferred shares subject to mandatory redemption	116,880	96,699	90,307	—	—
Total stockholders' equity (deficit)	(172,952)	(147,953)	(146,150)	(149,510)	64,378

(1)
On January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Pursuant to the requirements of SFAS No. 142, we ceased amortizing goodwill beginning January 1, 2002, and instead test for goodwill impairment annually. Amortization expense for goodwill and equity method goodwill was $9,762 and $11,962 in fiscal 2000 and 2001, respectively. Depreciation and amortization excludes amortization of debt issue costs.

(2)
Interest expense includes amortization of debt issue costs aggregating $2,362, $4,018, $3,664, $4,171 and $4,603 for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004. We prospectively adopted the provisions of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity," effective July 1, 2003. SFAS No. 150 requires us to classify as a long-term liability our series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the balance sheet and dividends and accretion on these shares are now included in pre-tax income whereas previously they were presented as a reduction to equity (a dividend), and, therefore, a reduction of net income available to common stockholders. For the years ended December 31, 2004 and 2003, interest expense includes $20,181 and $9,049, respectively, related to dividends and accretion on preferred shares subject to mandatory redemption.

(3)
On January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended by SFAS No. 138. On the date of adoption, we recorded a cumulative adjustment of $4,664 in accumulated other comprehensive income for the fair value of interest rate swaps. Because the interest rate swaps did not qualify as accounting hedges under SFAS No. 133, the change in fair value of the interest rate swaps were recorded as non operating gains or losses, which we classify in other income (expense). We also recorded other income (expense) in 2001, 2002 and 2003 for the amortization of the transition adjustment of the swaps initially recognized in accumulated other comprehensive income. In the second quarter of 2002, we adopted SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminates the requirement that gains and losses from the extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In 2003, other income (expense) includes a $3,465 gain on the extinguishment of debt and a $4,967 loss for the write-off of debt issue costs related to this extinguishment of debt. In 2004, other income (expense) includes a $5,951 loss for the write-off of debt issuance and offering costs associated with an abandoned offering of Income Deposit Securities.

(4)
In connection with the offering, we effected a 5.2773714 for 1 reverse stock split of our common stock. All share and per share amounts related to our common stock have been restated to reflect the reverse stock split.

(5)
EBITDA means net income (loss) before income (loss) from discontinued operations, interest expense, income taxes, and depreciation and amortization. We believe EBITDA is useful to investors because EBITDA is commonly used in the communications industry to analyze companies on the basis of operating performance, liquidity and leverage. We believe EBITDA allows a standardized comparison between companies in the industry, while minimizing the differences from depreciation policies, financial leverage and tax strategies. We also believe that EBITDA is useful as a means to evaluate our ability to pay dividends. While providing useful information, EBITDA should not be considered in isolation or as a substitute for consolidated statement of operations and cash flows data prepared in accordance with accounting principles generally accepted in the United States of America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

  A reconciliation of net cash provided by operating activities of continuing operations to EBITDA follows (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net cash provided by operating activities of continuing operations	$45,975	$32,834	$55,632	$35,717	$44,706
Adjustments:
Depreciation and amortization	(50,287)	(48,089)	(46,310)	(55,081)	(46,146)
Impairment of investments	(349)	—	(12,568)	—	—
Other non-cash items	(20,618)	1,866	1,281	(9,712)	7,439
Changes in assets and liabilities arising from continuing operations, net of acquisitions	926	5,139	(6,729)	3,654	(21,190)

Loss from continuing operations	(24,353)	(8,250)	(8,694)	(25,422)	(15,191)
Adjustments:
Interest expense(2)(3)	104,315	90,224	69,520	76,314	59,556
Provision (benefit) for income tax expense	516	(236)	518	431	5,607
Depreciation and amortization	50,287	48,089	46,310	55,081	46,146

EBITDA	$130,765	$129,827	$107,654	$106,404	$96,118

  Certain covenants in our credit facility contain ratios based on Adjusted EBITDA and the restricted payment covenant in our credit facility regulating the payment of dividends on our common stock is based on Adjusted EBITDA. Adjusted EBITDA for any period is defined in our credit facility as (1) the sum of Consolidated Net Income (which is defined in our credit facility and includes distributions from investments), plus the following to the extent deducted from consolidated net income: provision for taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, minus (2) gains on sales of assets and other extraordinary gains and all non-cash items increasing consolidated net income for the period. For a more detailed definition of Adjusted EBITDA and Consolidated Net Income, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility" If our Adjusted EBITDA were to decline below certain levels, covenants in our credit facility that are based on Adjusted EBITDA may be violated and could cause, among other things, a default under our credit facility, or result in our inability to pay dividends. These covenants are summarized under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility"." A reconciliation of EBITDA to Adjusted EBITDA is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
EBITDA	$130,765	$129,827	$107,654	$106,404	$96,118
Net (gain) loss on sale of investments and other assets	(104)	(608)	(34)	648	(6,642)
Impairment on investments	349	—	12,568	—	—
Equity in net earnings of investees	(10,899)	(10,092)	(7,798)	(4,930)	(4,807)
Distributions from investments(7)	15,017	10,775	9,018	5,013	3,155
Realized and unrealized losses on interest rate swaps	112	1,387	9,577	12,873	—
Loss on early retirement of debt	—	1,503	—	—	—
Non-cash stock based compensation	49	15	924	1,337	12,323
Write-off of cost associated with an abandoned offering of Income Deposit Securities	5,951	—	—	—	—
Deferred patronage dividends	(84)	(233)	(253)	(394)	(113)

Adjusted EBITDA	$141,156	$132,574	$131,656	$120,951	$100,034

(6)
Total access line equivalents includes voice access lines and digital subscriber lines.

(7)
Includes distributions relating to minority investments and passive partnership interests. We do not control the timing or the amount of such distributions. The $15.0 million in distributions received in the year ended December 31, 2004 includes a non-recurring distribution of approximately $2.5 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "—Risk Factors."

Overview

        We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with approximately 271,150 access line equivalents (including voice access lines and digital subscriber lines) in service as of December 31, 2004.

        We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. Since 1993, we have acquired 30 such businesses, 26 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone company subsidiaries qualify as rural local exchange carriers under the Telecommunications Act.

        Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

        Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition and the introduction of digital subscriber line services. We have not been immune to these conditions. We have been able to mitigate our access line loss through bundling services, win-back programs, increased community involvement and a variety of other programs.

        Despite our net loss of voice access lines, we have generated growth in our revenues each year since 1999. We have accomplished this by providing our customers with services not previously available in most of our markets, such as enhanced voice services and data services, including digital subscriber line services, and through acquisitions.

Revenues

        We derive our revenues from:

  •
  Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

  •
  Universal Service Fund high cost loop support. We receive payments from the Universal Service Fund to support the high cost of our operations in rural markets. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased, and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund will likely decline.

  •
  Interstate access. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission. These revenues also include Universal Service Fund payments for local switching support, long term support and interstate common line support.

  •
  Intrastate access. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of long distance telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

  •
  Long distance services. We receive revenues from long distance services we provide to our residential and business customers. In addition, our subsidiary Carrier Services provides communications providers not affiliated with us with wholesale long distance services.

  •
  Data and Internet services. We receive revenues from monthly recurring charges for services, including digital subscriber line, special access, private lines, Internet and other services.

  •
  Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Year ended December 31,			Year ended December 31,
	2004	2003	2002	2004	2003	2002
	Revenue (in thousands)			% of Revenue
Local calling services	$63,150	$56,078	$54,000	25%	24%	23%
Universal Service Fund high cost loop	22,151	18,903	22,429	9	8	10
Interstate access	70,297	66,564	65,769	28	29	29
Intrastate access	42,389	43,969	43,848	17	19	19
Long distance services	17,766	15,440	16,763	7	7	7
Data and Internet services	19,054	13,431	10,257	7	6	4
Other services	17,838	17,047	17,753	7	7	8

Total	$252,645	$231,432	$230,819	100%	100%	100%

Operating Expenses

        Our operating expenses are categorized as operating expenses; depreciation and amortization; and stock based compensation.

  •
  Operating expenses includes cash costs incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from regional bell operating companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

  •
  Depreciation and amortization includes depreciation of our communications network and equipment. Prior to January 1, 2002, and the implementation of SFAS No. 142, this category also included amortization of goodwill relating to our acquisitions.

  •
  Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options granted to our officers, and stockholder appreciation rights agreements granted to two of our officers.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  During 2004, we made no acquisitions.

  •
  On December 1, 2003, we purchased all of the capital stock of Community Service Telephone and Commtel Communications, which we refer to as the Maine acquisition. Community Service Telephone and Commtel Communications provided communication services to approximately 13,280 access line equivalents in central Maine as of the date of such acquisition.

  •
  On June 18, 2003, we executed an agreement and plan of merger with Berkshire Telephone Company, or Berkshire, to merge FairPoint Berkshire Corporation with Berkshire. Shareholders of Berkshire would receive approximately $19.2 million in the merger, subject to adjustment. Berkshire is an independent local exchange carrier that, as of December 31, 2004, provided communication services to 7,260 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to Taconic Telephone Corp., one of the Company's subsidiaries. This acquisition is expected to close during the second quarter of 2005, pending receipt of required regulatory approvals.

  •
  During 2002, we made no acquisitions.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions. Management currently intends to fund future acquisitions through additional financing. However, our substantial amount of indebtedness and our dividend policy could restrict our ability to obtain such financing on acceptable terms or at all.

Stock Based Compensation

        In February 2005, we issued 473,716 shares of restricted stock under our 2005 Stock Incentive Plan. This issuance will result in recognition of an additional compensation expense of approximately $2.2 million in 2005. In addition, 473,725 shares of our common stock may be issued in the future pursuant to awards authorized under our 2005 Stock Incentive Plan which could result in an additional compensation expense.

        Non-cash compensation charges associated with restricted stock units were $0.2 million for 2004. In October 2004, we recorded a non-cash compensation charge of $0.3 million in connection with the modification of employee stock options of one of our officers. In December 2004, we recognized a non-cash compensation benefit of $0.4 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements.

        In 2003, we did not recognize any material non-cash compensation charges, primarily due to the fact that the fair market value per share of our common stock remained relatively stable.

        In March 2002, we recognized a non-cash compensation benefit of $0.2 million associated with the reduction in estimated fair market value of the stockholder appreciation rights agreements. In December 2002, an additional benefit of $0.1 million was recognized in connection with these agreements. This benefit was offset by a non-cash compensation charge of $1.2 million in connection with the modification of employee stock options by one of our officers.

Discontinued Operations

        On September 30, 2003, MJD Services completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West. The sale was completed in accordance with the terms of the South Dakota purchase agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota disposition. The companies sold to Golden West provided communication services to approximately 4,150 voice access lines located in South Dakota as of the date of such disposition. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as "held for sale." All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

        In November 2001, we decided to discontinue the competitive local exchange carrier operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services' competitive local exchange carrier operations. Carrier Services now provides wholesale long distance services and support to our rural local exchange carriers and communications providers not affiliated with us. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

        The information in our year to year comparisons below represents only our results from continuing operations.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Operating expenses	50.9	48.0	47.8
Depreciation and amortization	19.9	20.8	20.1
Stock based compensation	0.1	—	0.4

Total operating expenses	70.9	68.8	68.3

Income from operations	29.1	31.2	31.7

Net gain on sale of investments and other assets	—	0.3	—
Interest and dividend income	0.9	0.8	0.8
Interest expense	(41.3)	(39.0)	(30.1)
Impairment of investments	0.1	—	(5.4)
Equity in net earnings of investees	4.3	4.4	3.4
Realized and unrealized losses on interest rate swaps	—	(0.6)	(4.1)
Other non-operating, net	(2.5)	(0.7)	0.2

Total other expense	(38.5)	(34.8)	(35.2)

Loss from continuing operations before income taxes	(9.4)	(3.6)	(3.5)
Income tax benefit (expense)	(0.2)	0.1	(0.3)

Loss from continuing operations	(9.6)%	(3.5)%	(3.8)%

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

  Revenues

        Revenues.    Revenues increased $21.2 million to $252.6 million in 2004 compared to $231.4 million in 2003. Of this increase, $8.2 million was attributable to the Maine acquisition and $13.0 million was attributable to our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $7.1 million from $56.1 million in 2003 to $63.2 million in 2004. Revenue from our existing operations increased $4.2 million. Of this increase, $3.6 million is attributable to the implementation of Basic Service Calling Areas in the state of Maine, which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local services. The remaining increase of $0.6 million in local revenues from existing operations is due to increases in local calling features and local interconnection revenues, despite a 2.9% decline in net voice access lines. The remaining increase in local calling service revenues was attributable to the Maine acquisition.

        Universal Service Fund high cost loop support.    Universal Service Fund high cost loop payments increased $3.3 million to $22.2 million in 2004 from $18.9 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant has increased our Universal Service Fund payments in our Maine and Idaho companies that has more than offset a drop in payments from the Universal Service Fund related to increases in the national average cost per loop.

        Interstate access.    Interstate access revenues increased $3.7 million from $66.6 million in 2003 to $70.3 million in 2004. Of the increase, $3.1 million was attributable to the Maine acquisition. Our existing operations accounted for the remaining $0.6 million increase. This increase was due to expense increases from our regulated operations that resulted in higher interstate revenue requirements.

        Intrastate access.    Intrastate access revenues decreased from $44.0 million in 2003 to $42.4 million in 2004. The decrease from our existing operations was $2.6 million before being offset by $1.0 million in revenues contributed by the Maine acquisition. The decrease was mainly attributable to the Basic Service Calling Areas plan implemented in Maine as discussed above in local calling services.

        Long distance services.    Long distance services revenues increased $2.3 million from $15.4 million in 2003 to $17.7 million in 2004. This increase was all attributable to our existing operations as a result of promotional efforts and bundles with unlimited long distance designed to generate more revenue.

        Data and Internet services.    Data and internet services revenues increased $5.7 million from $13.4 million in 2003 to $19.1 million in 2004. The increase is due primarily to increases in digital subscriber line customers as we continue to aggressively market our broadband services. Our digital subscriber line customer base increased from 17,937 customers as of December 31, 2003 to 31,876 customers as of December 31, 2004, a 78% increase during this period. The Maine acquisition contributed the remaining revenue increase of $0.6 million.

        Other services.    Other revenues increased from $17.0 million in 2003 to $17.8 million in 2004. Of the increase, $0.6 million was attributed to the Maine acquisition. An increase of $0.2 million from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment. This was offset by approximately $1.0 million of reductions in billing and collections revenues, as inter-exchange carriers continue to take back the billing function for their more significant long distance customers. We expect the billing and collection trend to continue.

  Operating Expenses

        Operating expenses and cost of goods sold, excluding depreciation and amortization. Operating expenses increased $17.6 million to $128.8 million in 2004 from $111.2 million in 2003. Of the increase, $13.5 million is related to our existing operations and $4.1 million is related to expenses of the companies we acquired in 2003 in the Maine acquisition. Wages and benefits increased $4.4 million due to merit salary increases, an increase in our bonus compensation and an increase in the number of our employees compared to a year ago. Network operations expense, wholesale digital subscriber line charges and transport and network costs associated with our broadband initiatives increased $4.0 million. Cost of goods sold associated with the one-time sale and installation of E911 system equipment was $1.0 million in 2004. Bad debt expense was $1.6 million higher in 2004 than 2003 due primarily to a $0.9 million recovery received in 2003. Marketing and promotion expenses increased $0.6 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $1.0 million as we incurred costs associated with the conversion of our billing systems into an integrated platform. The balance of the increase is attributable to smaller miscellaneous items.

        Depreciation and amortization.    Depreciation and amortization from continuing operations increased $2.2 million to $50.3 million in 2004 from $48.1 million in 2003. The Maine acquisition accounted for $1.2 million of the increase and $0.3 million was attributable to the increased investment in our communications network for existing operations we acquired prior to 2003. The other $0.7 million was related to accelerated depreciation on wireless equipment due to a decision to exit certain wireless markets.

        Stock based compensation.    For the year ended December 31, 2004, stock based compensation of $49,000 was incurred as a result of modification of an employee stock option agreement with an executive officer and compensation expense from restricted stock units, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements. The restricted stock units issued in December of 2003 resulted in a compensation charge of $0.2 million. Stock based compensation for the year ended December 31, 2003 was $15,000.

        Income from operations.    Income from operations increased $1.5 million to $73.6 million in 2004 from $72.1 million in 2003. A $1.5 million decrease attributable to our existing operations was offset by a $3.0 million increase attributable to the Maine acquisition.

        Other income (expense).    Total other expense increased $16.8 million to $97.4 million in 2004 from $80.6 million in 2003. The increase consisted primarily of interest expense on long-term debt, which increased $14.1 million to $104.3 million in 2004 from $90.2 million in 2003, which was mainly attributable to the issuance of the 11 7/8% notes during the first quarter of 2003 at a higher interest rate than prior debt financings and the adoption of Statement of Financial Accounting Standards 150 as of July 1, 2003, the latter of which resulted in our recording $20.2 million in interest expense related to dividends and accretion on our series A preferred stock for the year ended December 31, 2004 compared to $9.0 million for the year ended December 31, 2003. Earnings from equity investments increased $0.8 million to $10.9 million in 2004 from $10.1 million in 2003. For the twelve months ended December 31, 2004, other non-operating income (expense) includes the write-off of debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities. For the year ended December 31, 2003, other non-operating income (expense) of $1.5 million represents the net loss on the extinguishment of debt and expenses related to the loss on the write-off of loan origination costs. In conjunction with the issuance of $225.0 million of the 11 7/8% notes during the first quarter of 2003, we recorded $3.5 million in non-operating gains on the extinguishment of a portion of the 9 1/2% notes, the 12 1/2% notes and loans under Carrier Services' credit facility. These gains were offset by a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2004	2003
Change in fair value of interest rate swaps	$874	$7,693
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(1,029)
Realized losses	(883)	(8,051)

Total	$(112)	$(1,387)

        Income tax expense.    Income tax expense from continuing operations increased $0.7 million to $0.5 million in 2004 from a benefit of $0.2 million in 2003. The income tax expense relates primarily to income taxes owed in certain states offset by investment tax credits in certain states.

        Discontinued operations.    Net income from discontinued operations of our existing operations sold in the South Dakota disposition was $1.9 million in 2003. The companies were sold on September 30, 2003 and resulted in the recognition of a gain on disposal of the discontinued operations of

$7.7 million during 2003. During the twelve months ended December 31, 2004 and 2003, we recorded a reduction to our liability associated with the discontinuation of our competitive local exchange carrier operations of $0.7 million and $0.3 million, respectively. This was mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

        Net income (loss).    Net loss attributable to common stockholders for the year ended December 31, 2004 was $23.7 million. Our 2003 net loss attributable to common shareholders was $4.3 million after giving effect to $8.9 million in dividends and accretion related to our series A preferred stock and the repurchase of our series A preferred stock at a discount of $2.9 million. The difference between 2004 and 2003 is a result of the factors discussed above.

Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

  Revenues

        Revenues.    Revenues increased $0.6 million to $231.4 million in 2003 compared to $230.8 million in 2002. Of this increase, $0.7 million was attributable to the Maine acquisition and $1.5 million in revenues from our existing operations. This was offset by a decrease to revenues of $1.6 million from our wholesale long distance company. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $2.1 million from $54.0 million in 2002 to $56.1 million in 2003. Despite a 0.5% decline in net voice access lines, revenues from our existing operations increased $1.8 million due to increases in local calling features and local interconnection revenues. The remaining increase in local calling service revenues of $0.3 million was attributable to the Maine acquisition.

        Universal Service Fund high cost loop support.    Universal Service Fund high cost loop payments decreased $3.5 million to $18.9 million in 2003 from $22.4 million in 2002. Our existing operations accounted for all of this decrease. The support from the high cost loop fund is associated with historical expense levels of our companies that exceed the national average cost per loop. The historical expenses occur two years prior to the receipt of the Universal Service Fund revenues. Historical expenses related to a performance share plan paid in 2000 by an acquired company resulted in Universal Service Fund payments in 2002 which did not recur in 2003. In addition to this decrease, the Universal Service Fund payments declined due to increases in the national average cost per loop.

        Interstate access.    Interstate access revenues increased $0.8 million from $65.8 million in 2002 to $66.6 million in 2003. Our existing operations accounted for $0.5 million of this increase due to operating expense increases that resulted in higher interstate revenue requirements and $0.3 million was attributable to the Maine acquisition.

        Intrastate access.    Intrastate access revenues increased slightly from $43.8 million in 2002 to $44.0 million in 2003. This slight increase was attributable to the Maine acquisition. While consolidated access revenues were relatively flat, lower access rates in a few of the states in which we operate were generally offset by higher minutes of use in other states in which we operate.

        Long distance services.    Long distance services revenues decreased $1.4 million from $16.8 million in 2002 to $15.4 million in 2003. An approximately $0.2 million increase was attributable to our existing rural local exchange carrier operations. Carrier Services revenues decreased by $1.6 million as a result of rate increases from its underlying toll carriers, which resulted in the loss of wholesale customers by Carrier Services.

        Data and Internet services.    Data and Internet services revenues increased $3.1 million from $10.3 million in 2002 to $13.4 million in 2003. This increase is primarily from an increase of digital subscriber line customers from 6,659 to 17,937, an increase of 169%.

        Other services.    Other revenues decreased by $0.8 million from $17.8 million in 2002 to $17.0 million in 2003 at our existing operations. This decrease is mainly associated with reductions in billing and collections revenues, as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $0.9 million to $111.2 million in 2003 from $110.3 million in 2002. Expenses of our wholesale long distance company decreased $0.7 million as a result of lower minutes of use from our wholesale customers. This decrease was offset by an increase of $1.3 million related to our existing operations and $0.3 million related to expenses of the companies we acquired in 2003 in the Maine acquisition. Several items contributed to the expense increase, including network operations expense, transport and network costs associated with our broadband initiatives. Expenses also increased because of an increase in the Universal Service Fund life line fund contribution expense which is directly assigned to the interstate revenue requirement and is fully recovered via our interstate revenues. Marketing and promotion expenses increased due to higher levels of activity related to the promotion of custom calling features, data services and other performance products. The increased expenses in 2003 would have been larger except for lower compensation costs in 2003 as a result of employee termination costs incurred in 2002, as well as a $1.9 million bad debt expense incurred in 2002 when a carrier declared bankruptcy and a $0.6 million recovery of this write-off received in 2003 resulting in a year over year decrease in bad debt expense of $2.5 million.

        Depreciation and Amortization.    Depreciation and amortization from continuing operations increased $1.8 million to $48.1 million in 2003 from $46.3 million in 2002. An increase of $1.7 million was attributable to the increased investment in our communications network by existing operations we acquired prior to 2003 and $0.1 million was attributable to the Maine acquisition.

        Stock Based Compensation.    For the year ended December 31, 2002, stock based compensation of $0.9 million was incurred, including $1.2 million resulting from a modification of an employee stock option agreement with an executive officer, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements of $0.3 million. Stock based compensation for the year ended December 31, 2003 was $15,000.

        Income from Operations.    Income from continuing operations decreased $1.2 million to $72.1 million in 2003 from $73.3 million in 2002. A $0.5 million decrease attributable to our existing operations and a decrease of $1.0 million from our wholesale long distance company was offset by a $0.3 million increase attributable to the Maine acquisition.

        Other Income (Expense).    Total other expense from continuing operations decreased $0.9 million to $80.6 million in 2003 from $81.5 million in 2002. The expense consisted primarily of interest expense on long-term debt. Interest expense increased $20.7 million to $90.2 million in 2003 from $69.5 million in 2002, mainly attributable to our March 2003 debt refinancing and our early adoption of SFAS 150, as of July 1, 2003, the latter of which resulted in our recording $9.0 million in interest expense related to dividends and accretion on preferred shares subject to mandatory redemption. During 2002, we recorded non-cash impairment of investments of $12.6 million which is associated with other than temporary declines in fair value of approximately $8.2 million of Choice One stock and a write-down of $4.4 million for certain investments accounted for under the equity method. There were no similar impairment losses recorded in 2003. Earnings in equity investments increased $2.3 million to

$10.1 million in 2003 from $7.8 million in 2002. Other non-operating income (expense) includes net gain (loss) on the extinguishment of debt and expenses related to the loss on the write-off of loan origination costs. As a result of the issuance of $225.0 million of the 11 7/8% notes during the first quarter of 2003, we recorded $2.8 million and $0.7 million of non-operating gains on the extinguishment of a portion of the 9 1/2% notes and the 12 1/2% notes and loans under Carrier Services' credit facility, respectively. Additionally, we recorded a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

        The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2003	2002
Change in fair value of interest rate swaps	$7,693	$2,135
Reclassification of transition adjustment included in other comprehensive income (loss)	(1,029)	(1,437)
Realized gains (losses)	(8,051)	(10,275)

Total	$(1,387)	$(9,577)

        Income Tax Benefit.    Income tax benefit from continuing operations increased $0.7 million to $0.2 million in 2003 from an expense of $0.5 million in 2002. The income tax benefit related primarily to income taxes owed in certain states offset by investment tax credits in certain states.

        Discontinued Operations.    In November 2001, we decided to discontinue the competitive local exchange carrier operations of Carrier Services. Net income from discontinued operations of our competitive local exchange carrier operations was $0.3 million and $19.5 million for 2003 and 2002, respectively. The income in 2002 was a result of a gain on extinguishment of debt attributable to Carrier Services. Net income from discontinued operations of our existing operations sold in the South Dakota disposition was $1.9 million and $2.4 million for 2003 and 2002, respectively. We recorded a gain on disposal in connection with the South Dakota disposition of $7.7 million in 2003.

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

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments, which are expected to be approximately $39.0 million to $40.0 million in 2005, primarily related to our credit facility; (ii) capital expenditures, which are expected to be approximately $31.0 million in 2005; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions. Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to them instead of retaining it in our business.

        We intend to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations. To fund future acquisitions, we intend to use borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

        For the years ended December 31, 2004, 2003 and 2002, cash provided by operating activities of continuing operations was $46.0 million, $32.8 million and $55.6 million, respectively.

        Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled amortization payments under our credit facility's term loan facility which matures in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. In addition, borrowings under our credit facility bear interest at variable interest rates. In connection with the offering, we entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.76% until December 31, 2007. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. An increase of ten percent in the annual interest rate applicable to borrowings under the term loan facility of our credit facility would result in an increase of approximately $0.9 million in our annual cash interest expense, and a corresponding decrease in cash available to pay dividends on our common stock. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or to purchase an interest rate cap or other interest rate hedge on acceptable terms.

        Based on the dividend policy with respect to our common stock, we may not have any significant cash available to meet any unanticipated liquidity requirements, other than available borrowings, if any, under our new revolving facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

        We used net proceeds received from the offering, together with approximately $566.0 million of borrowings under the term loan facility of our credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. We intend to redeem the remaining outstanding 12 1/2% notes on May 1, 2005 with borrowings under the delayed draw facility of our credit facility.

        Net cash used in investing activities from continuing operations was $21.0 million, $54.0 million and $30.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. These cash flows primarily reflect capital expenditures of $36.5 million, $33.6 million and $38.8 million for the years ended December 31, 2004, 2003 and 2002, respectively, and acquisitions of telephone properties, net of cash acquired of $33.1 million for the year ended December 31, 2003. There were no acquisitions during 2004 or 2002.

        Offsetting capital expenditures were distributions from investments of $15.0 million, $10.8 million and $9.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The $15.0 million received in the year ended December 31, 2004 includes a non-recurring $2.5 million distribution to one of our subsidiaries, Chouteau Telephone Company, indirectly from Independent Cellular Telephone LLC resulting from the sale of Independent Cellular Telephone LLC's membership interest in an operating cellular limited liability company. These investments represent minority investments and passive partnership interests. We do not control the timing or amount of distributions from such investments or interests. In addition, we have been advised that one of these partnerships has adjusted its pricing structure. Based on such adjustments, the amount of future distributions from this partnership will decrease. Future price adjustments, if any, may result in a significant decrease in distributions from this partnership. Historically, the amount of distributions from this partnership represented a material portion of our cash flow.

        Net cash used in financing activities from continuing operations was $24.0 million, $2.0 million and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. These cash flows primarily represent net repayment of long-term debt of $15.2 million and $7.8 million in debt issuance and offering related costs for the year ended December 31, 2004. For the year ended December 31, 2003, net proceeds from the issuance of long term debt of $23.3 million were offset by debt issuance costs of $15.6 million and the repurchase of our series A preferred stock and class A common stock of $8.6 million. For the year ended December 31, 2002, net repayments of long-term debt were $11.5 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures have historically constituted an attractive use of our cash flow. Capital expenditures were approximately $36.5 million, $33.6 million and $38.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts include $4.4 million and $2.0 million for the years ended December 31, 2004 and 2003, respectively, of non-recurring capital expenditures related to the conversion of our six billing systems into an integrated billing platform and the centralization of our customer service records. These amounts also include $9.0 million and $4.8 million for the years ended December 31, 2004 and 2003, respectively, of non-recurring capital expenditures related to capital investments in digital subscriber line access multiplexers and other plant upgrades associated with our accelerated digital subscriber line initiative that began during the third quarter of 2003. As a result, approximately 93% of our exchanges are broadband capable as of December 31, 2004 and management expects that digital subscriber line investments will decrease significantly in 2005. Our management views non-recurring capital expenditures as either one-time capital expenditures or discretionary capital expenditures which are not necessary to maintain and enhance our network infrastructure or operate our business.

        We expect that our annual capital expenditures for our existing operations will be approximately $31.0 million for fiscal 2005 through fiscal 2009. We estimate that approximately $28.0 million of this amount will be used to maintain and enhance our network infrastructure and operate our business. This includes expenditures to meet our network, product offering and customer requirements, such as investments in equipment, central office technology (which includes both hardware and software), inside and outside plant upgrades to meet network capacity requirements and normal repair and maintenance to our infrastructure. In addition, approximately $3.0 million of this amount will be available for one-time or discretionary capital expenditures, such as the billing systems conversion. We expect to fund all of these capital expenditures through our cash flow from operations. If cash is available beyond what is required to support our dividend policy, we may consider additional capital expenditures if we believe they are beneficial. Although the amount of our capital expenditures can fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations through fiscal 2009 to vary significantly from our estimated amounts.

        We intend to use borrowings under our credit facility's revolving facility to fund the acquisition of Berkshire, which we expect to close in the second quarter of 2005.

        Our old credit facility consisted of an $85.0 million revolving loan facility, of which $45.0 million was available at December 31, 2004, and two term facilities, a tranche A term loan facility of $40.0 million with $40.0 million outstanding at December 31, 2004 that matured on March 31, 2007 and a tranche C term loan facility with $102.4 million principal amount outstanding as of December 31, 2004 that matured on March 31, 2007. We repaid all of the borrowings under our old credit facility with a portion of net proceeds from the offering, together with borrowings under our credit facility.

        Our credit facility consists of a $100.0 million revolving loan facility, of which $99.0 million was available at March 15, 2005 (a $1.0 million letter of credit was issued as of such date), that matures in February 2011 and a term loan facility of $588.5 million (including a $22.5 million delayed draw facility) with $566.0 million outstanding at March 15, 2005 that matures in February 2012.

        In 1998, the Company issued $125.0 million aggregate principal amount of the 9 1/2% notes and $75.0 million aggregate principal amount of the floating rate notes. Both series of these notes mature on May 1, 2008. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. On February 9, 2005, we repurchased $115.0 million principal amount of the 9 1/2% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining $0.2 million principal amount of the outstanding 9 1/2% notes and $24.2 million principal amount of the floating rate notes on March 10, 2005.

        In 2000, the Company issued $200.0 million aggregate principal amount of the 12 1/2% notes. These notes mature on May 10, 2010. These notes are general unsecured obligations of the Company, subordinated in right of payment to all of the Company's senior debt. On February 9, 2005, we repurchased $173.1 million principal amount of the 12 1/2% notes tendered pursuant to the tender offer for such notes. We intend to redeem the remaining outstanding 12 1/2% notes on May 1, 2005.

        In 2003, the Company issued $225.0 million aggregate principal amount of the 11 7/8% notes. These notes mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes.

        For a summary description of our debt, see "—Description of Certain Indebtedness."

        In May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure its obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of our series A preferred stock and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans. In March 2003, we used a portion of the proceeds from the offering of the 11 7/8% notes and borrowings under our old credit facility's tranche A term loan facility to repay $2.2 million principal amount of loans under Carrier Services' credit facility, at approximately a 30% discount to par. On January 30, 2004, we used additional borrowings under our old credit facility's tranche A loan facility and a portion of the borrowings under our old credit facility's revolving loan facility to repay in full all indebtedness under Carrier Services' credit facility.

        In December 2004, we wrote off debt issuance and offering costs of $6.0 million associated with our abandoned offering of Income Deposit Securities. The offering of Income Deposit Securities was abandoned in favor of the offering. Debt issue and offering costs of $1.4 million that are a direct and incremental benefit to the transactions remain capitalized at December 31, 2004.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$27,256	$27,256	$—	$—	$—
Long term debt	783,176	—	168,768	193,737	420,671
Preferred shares subject to mandatory redemption	126,750	—	—	—	126,750
Operating leases(1)	10,037	3,291	4,935	1,222	589
Deferred transaction fee(2)	8,445	—	—	—	8,445
Common stock subject to put options	1,136	1,000	136	—	—
Minimum purchase contract	7,766	5,828	1,938	—	—

Total contractual cash obligations	$964,566	$37,375	$175,777	$194,959	$556,455

(1)
Real property lease obligations of $5.8 million associated with the discontinued operations discussed in note 13 to our consolidated financial statements which are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $4.2 million are also included.

(2)
Payable to Kelso & Company upon the occurrence of certain events, which include the offering. See "Item 13. Certain Relationships and Related Transactions—Financial Advisory Agreements."

        The following table discloses aggregate information about our contractual obligations as of December 31, 2004 after giving effect to the transactions and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$524	$524	$—	$—	$—
Long term debt	592,810	—	1,132	622	591,056
Operating leases(1)	10,037	3,291	4,935	1,222	589
Minimum purchase contract	7,766	5,828	1,938	—	—

Total contractual cash obligations	$611,137	$9,643	$8,005	$1,844	$591,645

(1)
Real property lease obligations of $5.8 million associated with the discontinued operations discussed in note 13 to our consolidated financial statements which are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $4.2 million are also included.

        As of December 31, 2004, we did not have any derivative financial instruments.

Description of Certain Indebtedness

  Credit Facility

        Our credit facility consists of a credit agreement among the Company and certain financial institutions, with Deutsche Bank Trust Company Americas, as administrative agent. The Company is the borrower under the credit facility and each of the Company's direct subsidiaries is a guarantor of the Company's obligations.

        The credit facility consists of:

  •
  a revolving facility, or the revolver, in a total principal amount of up to $100.0 million; and

  •
  a term loan facility, or the term loan, in a total principal amount of $588.5 million (including a $22.5 million delayed draw facility).

        The revolver has a swingline subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under the credit facility and/or their affiliates.

        We expect to borrow under the revolver from time to time to provide for working capital and general corporate needs, including to finance permitted acquisitions. The delayed draw facility was not drawn at the closing of the offering but may be drawn for a period of one year following the closing of the offering to redeem or repurchase any 12 1/2% notes or 11 7/8% notes not purchased in the tender offers for such notes, subject to the terms and conditions of the credit facility.

        The term loan matures in February 2012 and the revolver matures in February 2011.

        Features of the credit facility include:

        Interest Rate and Fees.    Borrowings bear interest, at our option, for the revolver and for the term loan at either (a) the Eurodollar rate plus an applicable margin or (b) a base rate, as such term is defined in the credit agreement, plus an applicable margin.

        The Eurodollar rate applicable margin and the base rate applicable margin for loans under our credit facility are 2.0% and 1.0%, respectively. Interest on swing line loans bear interest at the base rate plus the base rate applicable margin. Interest with respect to base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

        The credit facility provides for payment to the lenders of a commitment fee on any unused commitments equal to 0.5% per annum, payable quarterly in arrears, as well as other fees.

        We entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the floating rate borrowings under the term loan at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of floating rate borrowings under the term loan at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the floating rate borrowings under the term loan at 5.76% until December 31, 2007. The floating rate borrowings under our credit facility bear interest at the Eurodollar rate plus 2.0%. These interest rate swap agreements effectively fixed the interest rate on 66% of our floating rate debt to a blended interest rate of not more than 5.95% per annum until December 31, 2007.

        Mandatory Prepayments.    The credit facility requires us first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the new revolver and/or to reduce revolver commitments (or commitments under the delayed draw facility) under the credit facility with, subject to certain conditions and exceptions, 100% of the net cash proceeds we receive from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds we receive from the issuance of permitted securities and, at certain times if we are not permitted to pay dividends, with 50% of the increase in our cumulative distributable cash (as defined below) during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million.

        Voluntary Prepayments.    The credit facility provides for voluntary prepayments of the revolver and the term loan and voluntary commitment reductions of the revolver (and the delayed draw facility), subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

        Covenants.    The credit facility contains financial covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.25:1.

        The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates.

        Payment of Dividends.    Subject to the second sentence of the first paragraph under "Suspension of Dividend Payments" below, under the credit facility we are permitted to pay dividends for the period from the closing date of the offering through March 31, 2005. In addition, we may use all of our Cumulative Distributable Cash accumulated after April 1, 2005 to pay dividends, but we may not in general pay dividends in excess of such amount.

        Set forth below is a summary of certain of the defined terms that are used in the provisions governing the payment of dividends and mandatory payments during suspension of dividends under our credit facility.

        "Available Cash" means, for any reference period, an amount of cash equal to the sum (which may be negative) of (without duplication) (I) our Adjusted EBITDA for such reference period minus (II) the sum of (i) our consolidated interest expense during such reference period, to the extent included in determining such Adjusted EBITDA, (ii) all scheduled, mandatory and voluntary principal repayments in respect of our indebtedness made during such reference period (other than (x) repayments made during such reference period with the proceeds of indebtedness, equity issuances, asset sales or insurance recovery events, (y) repayments of revolving and swingline loans during such reference period, except to the extent resulting in a corresponding reduction of the total revolving commitment in an amount equal to such repayment) and (z) certain mandatory prepayments of term loans during such reference period, (iii) capital expenditures made by us in cash during such reference period (other than capital expenditures financed with the proceeds of indebtedness (other than revolving loans or swingline loans), equity issuances, assets sales and insurance recovery events), (iv) tax payments paid in cash during such reference period, (v) cash consideration paid by us during such reference period for acquisitions of equity interests and/or assets comprising a business or product line (whether pursuant to a permitted acquisition or otherwise), except to the extent financed with the proceeds of indebtedness or issuances of equity, (vi) investments (other than certain excluded investments) made by us during such reference period, (vii) the cash cost of any extraordinary losses and of any losses on sales of assets (other than in the ordinary course of business) during such reference period, in any such case to the extent included in determining Adjusted EBITDA for such reference period and (viii) cash payments made by us during such reference period on account of non-cash losses or non-cash charges accrued or expensed during or prior to such reference period, plus (III) the sum of (i) the cash amount of any extraordinary gains, and the cash amount realized on gains on asset sales other than in the ordinary course of business, during such reference period, in any such case to the extent deducted in determining Adjusted EBITDA for such reference period, and (ii) cash received by us during such reference period on account of non-cash gains or non-cash income excluded from Adjusted EBITDA during or prior to such reference period.

        "Adjusted EBITDA" means, for any period, Consolidated Net Income for such period adjusted by (A) adding thereto (in each case (other than for purposes of clauses (v) and (vi) below), to the extent deducted in determining Consolidated Net Income for such period), without duplication, the sum of the amounts for such period of (i) provisions for taxes based on income, (ii) consolidated interest expense, (iii) amortization and depreciation expense (including any amortization or write-off related to the write-up of any assets as a result of purchase accounting and the write-off of deferred financing costs), (iv) losses on sales of assets (excluding sales in the ordinary course of business) and other extraordinary losses, (v) non-core income relating to non-core assets, to the extent not included in any determination of Consolidated Net Income for such period, (vi) dividends paid by CoBank to us on common stock of CoBank held by us, to the extent not included in any determination of Consolidated Net Income, (vii) the non-cash portion of any retirement or pension plan expense incurred by us, (viii) all one-time costs and expenses paid during such period in respect of the transactions and our abandoned offering of income deposit securities and (ix) any other non-cash charges (including non-cash costs arising from implementation of SFAS 106 and SFAS 109) accrued by us during such period (except to the extent any such charge will require a cash payment in a future period) and (B) subtracting therefrom (to the extent included in arriving at Consolidated Net Income for such period), without duplication, the sum of the amounts for such period of (i) gains on sales of assets (excluding sales in the ordinary course of business) and other extraordinary gains and (ii) all non-cash gains and non-cash income, all as determined for us on a consolidated basis in accordance with GAAP. Notwithstanding the foregoing, for purposes of determining the leverage ratio, Adjusted Consolidated EBITDA shall be determined on a pro forma basis.

        "Consolidated Net Income" means, for any period, our net income (or loss) on a consolidated basis for such period (taken as a single accounting period) determined in conformity with GAAP (after any deduction for minority interests), provided that there shall be excluded from the calculation thereof (without duplication) (i) the income (or loss) of any person (other than our subsidiaries) in which any other person (other than us) has a joint interest, except to the extent of the amount of dividends or other distributions actually paid to us by such person during such period, (ii) except for determinations expressly required to be made on a pro forma basis, the income (or loss) of any person accrued prior to the date it becomes a subsidiary of us or is merged into or consolidated with us or that person's assets are acquired by us and (iii) the income of any of our subsidiaries to the extent that the declaration or payment of dividends or similar distributions by that subsidiary of that income is not at the time permitted by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to that subsidiary.

        "Cumulative Distributable Cash" means, as at any date of determination, an amount equal to the remainder of (i) Available Cash for the reference period most recently ended prior to such date less (ii) the sum of the aggregate amount of dividends paid by us during such reference period (other than dividends paid by us during the period from the closing of the offering through March 31, 2005) and the amount used to make certain investments.

        Suspension of Dividend Payments.    If we fail to meet the leverage ratio test of equal to or less than 5.00 to 1.00 (or fail to timely deliver financial statements with respect to such test), we will be required to suspend the payment of dividends on our common stock after the payment covering the period from the closing date of the offering through March 31, 2005. In addition, the payment of dividends will be suspended at any time a default or event of default exists under our credit facility or when we do not have at least $10.0 million of cash on hand (including unutilized commitments under the new revolver).

        The leverage ratio will be tested quarterly. A determination as to whether dividend payments may be made will be based on the leverage ratio as of the end of the quarter ending immediately prior to the date of the proposed dividend payment.

        As of December 31, 2004, on a pro forma basis after giving effect to the transactions, our leverage ratio would have been 4.2:1.

        If we fail to achieve any of these financial levels for any quarter but resume compliance thereafter, we may resume dividend payments unless some other event described in the credit facility requiring suspension of dividend payments occurs.

        Guarantees/Collateral.    The credit facility is guaranteed, jointly and severally, subject to certain exceptions, by all first tier subsidiaries of the Company. We have provided to Deutsche Bank Trust Company Americas, as collateral agent for the benefit of the lenders under the credit facility and certain hedging creditors under permitted hedging agreements, collateral consisting of (subject to certain exceptions) 100% of our equity interests in the subsidiary guarantors and certain other intermediate holding company subsidiaries. Newly acquired or formed direct or indirect subsidiaries of the Company which own equity interests of any subsidiary that is an operating company will be required to provide the collateral described above.

        Events of Default.    The credit facility contains customary events of default, including but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the credit facility and certain events of bankruptcy and insolvency.

  9 1/2% Notes and Floating Rate Notes Issued in 1998

        The Company issued $125.0 million aggregate principal amount of the 9 1/2%% notes and $75.0 million of the floating rate notes in 1998. In March 2003, we repurchased $9.8 million aggregate principal amount of the 9 1/2% notes. The 9 1/2% notes bear interest at the rate of 9 1/2%% per annum and the floating rate notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semi-annually in arrears. The LIBOR rate on the floating rate notes is determined semi-annually.

        The 9 1/2% notes and floating rate notes mature on May 1, 2008.

        The 9 1/2% notes and floating rate notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our credit facility.

        The indenture governing the 9 1/2% notes and floating rate notes contains certain customary covenants and events of default.

        In connection with the offering, on January 5, 2005, we commenced a tender offer and consent solicitation for all of the outstanding principal amount of the 9 1/2% notes and the floating rate notes. On January 20, 2005, we executed a supplemental indenture, which became effective as of the closing of the offering, with respect to the indenture governing the 9 1/2% notes and the floating rate notes which eliminated substantially all of the covenants and the events of default in such indenture. On February 9, 2005, we repurchased $115.0 million principal amount of the 9 1/2%% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining $0.2 million aggregate principal amount of the 9 1/2%% notes and $24.2 million aggregate principal amount of the floating rate notes on March 10, 2005.

  12 1/2% Notes Issued in 2000

        The Company issued $200.0 million aggregate principal amount of the 12 1/2% notes in 2000. In March 2003, we repurchased $7.0 million aggregate principal amount of the 12 1/2% notes. The 12 1/2% notes bear interest at the rate of 12 1/2% per annum payable semi-annually in arrears.

        The 12 1/2% notes mature on May 1, 2010. We may redeem the 12 1/2% notes at any time on or after May 1, 2005 at the redemption prices stated in the indenture under which the 12 1/2% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, we must offer to repurchase the outstanding 12 1/2% notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

        The 12 1/2% notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including all obligations under our credit facility.

        The indenture governing the 12 1/2% notes contains certain customary covenants and events of default.

        In connection with the offering, on January 5, 2005, we commenced a tender offer and consent solicitation for all of the outstanding principal amount of the 12 1/2% notes. On January 20, 2005, we executed a supplemental indenture, which became effective as of the closing of the offering, with respect to the indenture governing the 12 1/2% notes which eliminated substantially all of the covenants and the events of default in such indenture. On February 9, 2005, we repurchased $173.1 million principal amount of the 12 1/2% notes tendered pursuant to the tender offer for such notes. We intend to redeem the remaining outstanding 12 1/2% notes on May 1, 2005.

  11 7/8% Notes Issued in 2003

        The Company issued $225.0 million aggregate principal amount of the 11 7/8% notes in 2003. The 11 7/8% notes bear interest at the rate of 11 7/8% per annum payable semi-annually in arrears.

        The 11 7/8% notes mature on March 1, 2010. We may redeem the 11 7/8% notes at any time on or after March 1, 2007 at the redemption prices stated in the indenture under which the 11 7/8% notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, we must offer to repurchase the outstanding 11 7/8% notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

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

        In connection with the offering, on January 5, 2005, we commenced a tender offer and consent solicitation for all of the outstanding principal amount of the 11 7/8% notes. On January 20, 2005, we executed a supplemental indenture, which became effective as of the closing of the offering, with respect to the indenture governing the 11 7/8% notes which eliminated substantially all of the covenants and the events of default in such indenture. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Allowance for doubtful accounts;

  •
  Accounting for income taxes; and

  •
  Valuation of long-lived assets, including goodwill.

        Revenue recognition.    Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the Federal Communications Commission; the remainder of such revenues are derived from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association.

        The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. The settlement period related to (i) the 2001 to 2002 monitoring period lapses on September 30, 2005 and (ii) the 2003 to 2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

        Allowance for doubtful accounts.    In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our accompanying consolidated balance sheet.

        Accounting for income taxes.    As part of the process of preparing our consolidated financial statements we were required to estimate our income taxes. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

        There are various factors that may cause those tax assumptions to change in the near term. We cannot predict whether future U.S. federal income tax laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes to the

U.S. federal and state income tax laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when new regulation and legislation is enacted.

        Based on certain assumptions, we had $251.9 million in federal and state net operating loss carry forwards as of December 31, 2004. On February 8, 2005, we completed the offering which resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our net operating loss carry forwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $180.9 million prior to the expiration of the net operating loss carry forwards beginning in 2019 through 2024. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, we believe we will realize the benefits of these deductible differences, net of the valuation allowance of $66.0 million at December 31, 2004. The transactions and related anticipated reduction in interest expense and corresponding increase in taxable income was not considered when evaluating the valuation allowance at December 31, 2004. We will continue to reevaluate future taxable income and determine when and how much of the valuation allowance can be reversed in future periods.

        Valuation of long-lived assets, including goodwill.    We review our long-lived assets, including goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant regulatory changes that would impact future operating revenues;

  •
  significant negative industry or economic trends; and

  •
  significant changes in the overall strategy in which we operate our overall business.

        Goodwill was $468.5 million at December 31, 2004.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to a number of financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a non-public entity, in which case this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of adoption of SFAS No. 150, we met the definition of a nonpublic entity. As described in note 8 to our consolidated financial statements contained elsewhere in this Annual Report, we adopted SFAS No. 150 early, as of July 1, 2003.

        In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments, including cost method investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. We determined that EITF 03-01 did not have a material impact on the financial statements and has enhanced its disclosures as required by this consensus.

        In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-based Compensation table (see Note 1(o)). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective July 1, 2005, with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the first interim reporting period that begins after June 15, 2005.

Inflation

        We do not believe inflation has a significant effect on our operations.

Risk Factors

        Any of the following risks could materially and adversely affect our business, consolidated financial condition, results of operations or liquidity. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.

  Risks Related to our Common Stock and our Substantial Indebtedness

        Our stockholders may not receive the level of dividends provided for in the dividend policy our board of directors has adopted or any dividends at all.

        Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors' current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Our credit facility contains significant restrictions on our ability to make dividend payments. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock in accordance with the dividend policy established by our board of directors. If we were to use borrowings under our credit facility's revolving facility to fund dividends, we would have less cash available for future dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

        To expand our business through acquisitions and service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We may not generate sufficient funds from operations to consummate acquisitions, pay dividends with respect to shares of our common stock or repay or refinance our indebtedness at maturity or otherwise.

        We may not retain a sufficient amount of cash to finance a material expansion of our business, or to fund our operations consistent with past levels of funding in the event of a significant business downturn. In addition, because a substantial portion of cash available to pay dividends will be distributed to holders of our common stock under our dividend policy, our ability to pursue any material expansion of our business, including through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing. There can be no assurance that such financing will be available to us at all, or at an acceptable cost.

        Our ability to consummate acquisitions and to make payments on our indebtedness will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

        A significant portion of our cash flow from operations will be dedicated to capital expenditures and debt service. In addition, we currently expect to distribute a significant portion of our cash earnings to our stockholders in the form of quarterly dividends. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. In addition, if we reduce capital expenditures, the regulatory settlement payments we receive may decline.

        Borrowings under our credit facility will bear interest at variable interest rates. Accordingly, if any of the base reference interest rates for the borrowings under our credit facility increase, our interest expense will increase, which could negatively impact our ability to pay dividends on our common stock. In connection with the offering, we entered into three interest rate swap agreements which fixed the interest rates on a substantial portion of the term loans under our credit facility for a period of approximately three to five years after the closing of the offering. After the interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge on acceptable terms.

        In addition, prior to the maturity of our credit facility, we will not be required to make any payments of principal on our credit facility, and it is not likely that we will generate sufficient funds from operations to repay the principal amount of our indebtedness at maturity. We therefore will need to refinance our debt. We may not be able to refinance our credit facility, or if refinanced, the refinancing may occur on less favorable terms, which may materially adversely affect our ability to pay dividends. If we were unable to refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. We expect our required principal repayments under the term loan facility of our credit facility to be approximately $588.5 million at its maturity in February 2012. Our interest expense may increase significantly if we refinance our credit facility on terms that are less favorable to us than the terms of our credit facility.

        We may also be forced to raise additional capital or sell assets and, if we are forced to pursue any of these options under distressed conditions, our business and the value of your investment in our common stock could be adversely affected. In addition, these alternatives may not be available to us when needed or on satisfactory terms due to prevailing market conditions, a decline in our business, legislative and regulatory factors or restrictions contained in the agreements governing our indebtedness.

        If we have insufficient cash flow to cover the expected dividend payments under our dividend policy we would need to reduce or eliminate dividends or, to the extent permitted under the agreements governing our indebtedness, fund a portion of our dividends with additional borrowings.

        If we do not have sufficient cash to fund dividend payments, we would either reduce or eliminate dividends or, to the extent we were permitted to do so under our credit facility and the agreements governing future indebtedness we may incur, fund a portion of our dividends with borrowings or from other sources. If we were to use working capital or permanent borrowings under our credit facility's revolving facility to fund dividends, we would have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business.

        Our substantial indebtedness could restrict our ability to pay dividends on our common stock and have an adverse impact on our financing options and liquidity position.

        As of December 31, 2004, after giving effect to the transactions, we would have had approximately $592.8 million of total consolidated indebtedness. Our substantial indebtedness could have important adverse consequences to the holders of our common stock, including:

  •
  limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations, including, under our credit facility;

  •
  limiting our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions;

  •
  we may not be able to refinance our indebtedness on terms acceptable to us or at all;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry;

  •
  a significant portion of our cash flow from operations is likely to be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for future operations, acquisitions, dividends on our common stock and/or capital expenditures;

  •
  we may be vulnerable to economic and industry downturns and conditions, including increases in interest rates; and

  •
  placing us at a competitive disadvantage compared to those of our competitors that have less indebtedness.

        Despite our substantial indebtedness, we may still be able to incur substantially more indebtedness, which could further exacerbate the risks described above.

        Subject to certain covenants, our credit facility will permit us to incur additional indebtedness. Any additional indebtedness that we may incur would exacerbate the risks described in the preceding risk factor.

        Our credit facility contains significant limitations on distributions and other payments.

        Our credit facility contains significant restrictions on our ability to pay dividends on our common stock based on meeting a total leverage ratio, satisfying a restricted payment covenant and compliance with other conditions. See "—Description of Certain Indebtedness—Credit Facility."

        We may amend the terms of our credit facility, or we may enter into new agreements that govern our indebtedness, and the amended terms or new agreements may further significantly affect our ability to pay dividends to our stockholders.

        As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our ability to pay dividends to you.

        The Company is a holding company and relies on dividends, interest and other payments, advances and transfers of funds from its operating subsidiaries and investments to meet its debt service and other obligations.

        The Company is a holding company and conducts all of its operations through its operating subsidiaries. The Company currently has no significant assets other than equity interests in its first tier subsidiaries. These first tier subsidiaries have no significant assets other than a direct or indirect equity interest in the Company's operating subsidiaries. As a result, the Company will rely on dividends and other payments or distributions from its operating subsidiaries to pay dividends with respect to its common stock and to meet its debt service obligations generally. The ability of the Company's subsidiaries to pay dividends or make other payments or distributions to the Company will depend on their respective operating results and may be restricted by, among other things:

  •
  the laws of their jurisdiction of organization;

  •
  the rules and regulations of state regulatory authorities;

  •
  agreements of those subsidiaries;

  •
  the terms of our credit facility; and

  •
  the covenants of any future outstanding indebtedness the Company or its subsidiaries incur.

        The Company's operating subsidiaries have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or other distributions. In addition, we have a number of minority investments and passive partnership interests from which we receive distributions. For example, in 2004 and 2003, we received $15.0 million and $10.8 million, respectively, of distributions from such investments and interests, which represented a material portion of our cash flow. The $15.0 million received in the year ended December 31, 2004 includes a non-recurring $2.5 million distribution. We do not control the timing or amount of distributions from such investments or interests and we may not have access to the cash flows of these entities.

        Accordingly, our ability to pay dividends with respect to shares of our common stock and to repay our credit facility at maturity or otherwise may be dependent upon factors beyond our control. Subject to limitations in our credit facility, the Company's subsidiaries may also enter into agreements that contain covenants prohibiting them from distributing or advancing funds or transferring assets to the Company under certain circumstances, including to pay dividends.

        Our credit facility contains covenants that limit our business flexibility by imposing operating and financial restrictions on our operations.

        Covenants in our credit facility impose significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

  •
  the incurrence of additional indebtedness and the issuance by our subsidiaries of preferred stock;

  •
  the payment of dividends on, and purchases or redemptions of, capital stock;

  •
  a number of other restricted payments, including investments;

  •
  the creation of liens;

  •
  the ability of our subsidiaries to guarantee our and their indebtedness;

  •
  specified sales of assets;

  •
  the creation of encumbrances or restrictions on the ability of our subsidiaries to distribute and advance funds or transfer assets to us or any other subsidiary;

  •
  specified transactions with affiliates;

  •
  sale and leaseback transactions;

  •
  our ability to enter lines of business outside the communications business; and

  •
  certain consolidations and mergers and sales and/or transfers of assets by or involving us.

        Our credit facility also contains covenants which require us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio.

        If we are unable to comply with the covenants in the agreements governing our indebtedness, we could be in default under our indebtedness which could result in our inability to make dividend payments on our common stock.

        Our ability to comply with the covenants, ratios or tests contained in our credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios or tests could result in a default under our credit facility. Certain events of default under our credit facility would prohibit us from making dividend payments on our common stock. In addition, upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness under our credit facility, our assets may not be sufficient to repay in full the indebtedness under our credit facility and our other indebtedness, if any.

        Limitations on usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends to you.

        The offering resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there are specific limitations on our ability to use our net operating loss carry forwards and other tax attributes from periods prior to the transactions. Although it is not expected that such limitations will materially affect our U.S. federal and state income tax liability in the near-term, it is possible in the future that such limitations could limit our ability to utilize such tax attributes and, therefore, result in an increase in our U.S. federal and state income tax liability. In addition, in the future we may be required to pay cash income taxes because all of our net operating loss carry forwards have been used or have expired. Limitations on our usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available for the payment of dividends and might require us to reduce or eliminate the dividends on our common stock.

        The price of our common stock may fluctuate substantially, which could negatively affect holders of our common stock.

        It is possible that an active trading market for our common stock will not develop or be sustained. Even if an active trading market develops, the market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, sales of our common stock by principal stockholders, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Any such market volatility may have a significant adverse effect on the market price of our common stock.

        Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

        Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock, and could impair our ability to raise capital through future sales of equity securities.

        As of February 28, 2005, there were 34,925,432 shares of our common stock outstanding (including 473,716 shares of restricted stock which will begin to vest on April 1, 2006). The 25,000,000 shares of our common stock sold in the offering are freely transferable without restriction or further registration under the Securities Act unless such shares are held by our "affiliates," as that term is defined in Rule 144 under the Securities Act. The shares of our common stock owned by our equity investors, our directors, certain members of our management and our current and former employees are restricted securities within the meaning of Rule 144 under the Securities Act, but are eligible for resale subject to the applicable provisions of Rule 144. We, our executive officers and directors and substantially all of our significant equity holders have agreed to a "lock-up," meaning that, subject to specified exceptions, neither we nor they will sell any shares without the prior consent of the representatives of the underwriters for 180 days after the closing of the offering. Following the expiration of this 180-day lock-up period, all of these shares of our common stock will be eligible for future sale, subject to the applicable provisions of Rule 144. In addition, as of February 28, 2005, members of our management and other employees held fully vested, exercisable and in-the-money stock options to purchase a total of 115,733 shares of our common stock. See "Item 11. Executive Compensation." Finally, our existing equity investors and certain members of management have certain registration rights with respect to our common stock. See "Item 13. Certain Relationships and Related Transactions."

        We may issue shares of our common stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering those shares or other securities in connection with any such acquisitions and investments.

        Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party's ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

        A number of provisions in our restated certificate of incorporation and amended and restated by-laws make it difficult for another company to acquire us and for you to receive any related takeover premium for your securities. For example, our restated certificate of incorporation provides that certain provisions of our restated certificate of incorporation can only be amended by a vote of two-thirds or more in voting power of all the outstanding shares of capital stock and that stockholders generally may not act by written consent and only stockholders representing at least 50% in voting power may request that our board of directors call a special meeting. Our restated certificate of incorporation provides for a classified board of directors and authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

        We may, under certain circumstances, suspend the rights of stock ownership the exercise of which would result in any inconsistency with, or violation of, any applicable communications law.

        Our restated certificate of incorporation provides that so long as we hold any authorization, license, permit, order, filing or consent from the Federal Communications Commission or any state regulatory commission having jurisdiction over us, we will have the right to request certain information from our stockholders. If any stockholder from whom such information is requested should fail to respond to such a request or we conclude that the ownership of, or the existence or exercise of any rights of stock ownership with respect to, shares of our capital stock by such stockholder, could result in any inconsistency with, or violation of, any applicable communications law, we may suspend those rights of stock ownership the existence or exercise of which would result in any inconsistency with, or violation of, any applicable communications law, and we may exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, with a view towards obtaining such information or preventing or curing any situation which would cause an inconsistency with, or violation of, any provision of any applicable communications law.

  Risks Related to our Business

        We provide services to our customers over access lines, and if we lose access lines, our business and results of operations may be adversely affected.

        Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line loss, adjusted for acquisitions and divestitures, of 4.7% for the period from December 31, 2001 through December 31, 2004 and 2.9% for the period from December 31, 2003 through December 31, 2004 due to challenging economic conditions, increased competition and the introduction of digital subscriber line services. We may continue to experience net access line loss in our markets. Our inability to retain access lines could adversely affect our business and results of operations.

  We are subject to competition that may adversely impact us.

        As an incumbent carrier, we historically have experienced little competition in our rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In certain of our rural markets, we face competition from wireless telephone system operators, which may increase as wireless technology improves. We also face competition from cable television operators. We may face additional competition from new market entrants, such as providers of wireless broadband, voice over internet protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that competition will intensify. Some of our competitors have brand recognition and financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on our business.

        Competition may lead to loss of revenues and profitability as a result of numerous factors, including:

  •
  loss of customers (in general, when we lose a customer for local service we also lose that customer for all related services);

  •
  reduced usage of our network by our existing customers who may use alternative providers for long distance and data services;

  •
  reductions in the prices for our services which may be necessary to meet competition; and/or

  •
  increases in marketing expenditures and discount and promotional campaigns.

        In addition, our provision of long distance service is subject to a highly competitive market served by large nation-wide carriers that enjoy brand name recognition.

        We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

        The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. An element of our business strategy is to deliver enhanced and ancillary services to customers. The successful delivery of new services is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services.

        We rely on a limited number of key suppliers and vendors to operate our business. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of products and services we require to operate our business successfully.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, subscriber growth and our operating results could suffer significantly. If proprietary technology of a supplier is an integral component of our network, we could be effectively locked into one of a few suppliers for key network components. As a result we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks Corporation and Siemens Information and Communication Networks, Inc. In addition, when our new billing platform is completed, we will rely on a single outsourced supplier to support our billing and related customer care services. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis, or at all, which could increase costs and may cause disruptions in services.

        Our relationships with other communications companies are material to our operations and their financial difficulties may adversely affect our business and results of operations.

        We originate and terminate calls for long distance carriers and other interexchange carriers over our network and for that service we receive payments for access charges. These payments represent a significant portion of our revenues. Should these carriers go bankrupt or experience substantial financial difficulties, our inability to then collect access charges from them could have a negative effect on our business and results of operations.

        We face risks associated with acquired businesses and potential acquisitions.

        We have grown rapidly by acquiring other businesses. Since 1993, we have acquired 30 rural telephone businesses and we continue to own and operate 26 such businesses. We expect that a portion of our future growth will result from additional acquisitions, some of which may be material. Growth through acquisitions entails numerous risks, including:

  •
  strain on our financial, management and operational resources, including the distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;

  •
  difficulties in integrating the network, operations, personnel, products, technologies and financial, computer, payroll and other systems of acquired businesses;

  •
  difficulties in enhancing our customer support resources to adequately service our existing customers and the customers of acquired businesses;

  •
  the potential loss of key employees or customers of the acquired businesses;

  •
  unanticipated liabilities or contingencies of acquired businesses;

  •
  not achieving projected cost savings or cash flow from acquired businesses;

  •
  fluctuations in our operating results caused by incurring considerable expenses to acquire businesses before receiving the anticipated revenues expected to result from the acquisitions;

  •
  difficulties in finding suitable acquisition candidates;

  •
  difficulties in making acquisitions based on attractive terms due to increased competitiveness; and

  •
  difficulties in obtaining and maintaining any required regulatory authorizations in connection with acquisitions.

        In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business and our ability to pay dividends on our common stock, provide adequate working capital and service our indebtedness.

        There can be no assurance that we will be able to successfully complete the integration of the businesses that we have already acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, or if our acquired businesses do not experience significant growth, there will be a risk that our business may be adversely affected.

        We may need additional capital to continue growing through acquisitions.

        We may need additional financing to continue growing through acquisitions. Such additional financing may be in the form of additional debt, which would increase our leverage. We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable.

        A system failure could cause delays or interruptions of service, which could cause us to lose customers.

        To be successful, we will need to continue to provide our customers reliable service over our network. Some of the risks to our network and infrastructure include:

  •
  physical damage to access lines;

  •
  power surges or outages;

  •
  software defects; and

  •
  disruptions beyond our control.

        Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses.

        Our new integrated billing platform may not be completed on time or may not function properly.

        We are in the process of converting our six billing systems into a single integrated billing platform for our end-user customers. As of December 31, 2004, we had made capital expenditures of approximately $5.1 million with respect to such conversion. We expect to make an additional $3.4 million of capital expenditures to complete such conversion. One of the primary reasons for undertaking this conversion is to consolidate and streamline our internal controls so that we will be able to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The portion of the conversion that will enable us to comply with these requirements is expected to be completed by the end of 2005 and the full conversion is expected to be completed in the second quarter of 2006. The failure to successfully complete this conversion could disrupt our billing process, which could have a material adverse effect on our business, financial condition and results of operations, and could cause us not to be in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. See "—We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act of 2002."

        We depend on third parties for our provision of long distance services.

        Our provision of long distance services is dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases which may adversely affect our results of operations.

        We may not be able to maintain the necessary rights-of-way for our networks.

        We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install conduit and related communications equipment for any expansion of our networks. We may need to renew current rights-of-way for our networks and cannot assure you that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we may be required to remove our existing facilities from under the streets or abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our networks, if we decide to do so, could be impaired.

        Our success depends on our ability to attract and retain qualified management and other personnel.

        Our success depends upon the talents and efforts of our senior management team. With the exception of Eugene Johnson, our Chairman and Chief Executive Officer, none of these senior executives are employed by us pursuant to an employment agreement. The loss of any such management personnel, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

        We may face significant future liabilities or compliance costs in connection with environmental and worker health and safety matters.

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

        We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the Securities and Exchange Commission, the New York Stock Exchange and the Public Company Accounting Oversight Board, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation, including the conversion of our various billing systems into a single integrated billing platform) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2005 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance (including due to our failure to successfully complete the conversion of our various billing systems into a single integrated billing platform), we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission, the New York Stock Exchange or the Public Company Accounting Oversight Board. Any such action could adversely affect our financial results or investors' confidence in us, and could cause our stock price to fall. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the Securities and Exchange Commission, the New York Stock Exchange and the Public Company Accounting Oversight Board. If we fail to develop and maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

  Risks Related to our Regulatory Environment

        We are subject to significant regulations that could change in a manner adverse to us.

        We operate in a heavily regulated industry, and the majority of our revenues generally have been supported by regulations, including access revenue and Universal Service Fund support for the provision of telephone services in rural areas. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by Congress or regulators. In addition, any of the following have the potential to have a significant impact on us:

        Risk of loss or reduction of network access charge revenues.    Almost 45% of our revenues come from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions served. This 45% also includes Universal Service Fund payments for local switching support, long term support and interstate common line support. In recent years, several of these long distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively impact our financial results. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates could change. Further, from time to time federal and state regulatory bodies conduct rate cases and/or "earnings" reviews, which may result in rate changes. The Federal Communications Commission has reformed and continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. In October 2001, the Federal Communications Commission reformed the system to reduce interstate access charges and shift a portion of cost recovery, which historically have been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. Although these changes were implemented on a revenue neutral basis (with commensurate increases in other charges and Universal Service Fund support), there is no assurance that future changes in access charge rates will be implemented on a revenue neutral basis. It is unknown at this time what additional changes, if any, the Federal Communications Commission may eventually adopt. Furthermore, to the extent our rural local exchange carriers become subject to competition, such access charges could be paid to competing communications providers rather than to us. Additionally, the intrastate access charges we receive may be reduced as a result of wireless competition. Regulatory developments of this type could adversely affect our business, revenue and/or profitability.

        Risk of loss or reduction of Universal Service Fund support.    We receive Universal Service Fund revenues to support the high cost of our operations in rural markets. For the year ended December 31, 2004, approximately 9% of our revenues resulted from the high cost loop support we received from the Universal Service Fund and was based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased and management believes the national average cost per loop may continue to increase in relation to our average cost per loop and, as a result, the payments we receive from the Universal Service Fund could decline. This support fluctuates based upon the historical costs of our operating companies. In addition to the Universal Service Fund high cost loop support, we also receive Universal Service Fund support payments, which include local switching support, long term support, and interstate common line support that used to be included in our interstate access charge revenues (the Federal Communications Commission has recently merged long term support into interstate common line support). If our rural local exchange carriers were unable to receive support from the Universal Service Fund, or if such support was reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically, in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

        The Telecommunications Act provides that eligible communications carriers, including competitors to rural local exchange carriers, may obtain the same per line support as the rural local exchange carriers receive if a state commission determines that granting such support to competitors would be in the public interest. In fact, wireless communications providers in certain of our markets have obtained matching support payments from the Universal Service Fund, but that has not led to a loss of revenues for our rural local exchange carriers under existing regulations. Any shift in universal service regulation, however, could have an adverse effect on our business, revenue and/or profitability.

        During the last four years, pursuant to recommendations made by the Multi-Association Group and the Rural Task Force, the Federal Communications Commission has made certain modifications to the universal service support system that changed the sources of support and the method for determining the level of support. These changes have been revenue neutral to our operations. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our rural local exchange carriers, and whether it will provide for the same amount of Universal Service Fund support that our rural local exchange carriers have received in the past. In addition, several parties have raised objections to the size of the Universal Service Fund and the types of services eligible for support. A number of issues regarding the source and amount of contributions to, and eligibility for payments from, the Universal Service Fund are pending and will likely be addressed by the Federal Communications Commission or Congress in the near future. The outcome of any regulatory proceedings or legislative changes could affect the amount of Universal Service Fund support that we receive, and could have an adverse effect on our business, revenue or profitability.

        On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers for receipt of high-cost support. Although the written text of the Federal Communications Commission order has not been released, the Federal Communications Commission has adopted additional mandatory requirements for Eligible Telecommunications Carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate Eligible Telecommunications Carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. These revisions will be part of an overall rulemaking regarding Universal Service Support which will be dealt with sometime in the next year.

        Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers. Our rural local exchange carriers are exempt from the Telecommunications Act's more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent's network at favorable rates. If state regulators decide that it is in the public's interest to impose these more burdensome interconnection requirements on us, we would be required to provide unbundled network elements to competitors. As a result, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses, and experience additional revenue losses.

        Risks posed by costs of regulatory compliance.    Regulations create significant compliance costs for us. Our subsidiaries that provide intrastate services are generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Our interstate access services are provided in accordance with tariffs filed with the Federal Communications Commission. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.

        Our business also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and Federal Communications Commission regulations implementing the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether and when the Federal Communications Commission might modify its Communications Assistance for Law Enforcement Act rules or any other rules or what compliance with new rules might cost. Similarly, we cannot predict whether or when federal or state legislators or regulators might impose new security, environmental or other obligations on our business.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory Environment."

        Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us, reducing potential revenues or raising our costs.

        The Telecommunications Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries. This statute and the Federal Communications Commission's implementing regulations remain subject to judicial review and additional rulemakings of the Federal Communications Commission, thus making it difficult to predict what effect the legislation will have on us, including our operations and our revenues and expenses, and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors. We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory Environment."

        The failure to obtain necessary regulatory approvals could impede the consummation of a potential acquisition.

        Our acquisitions likely will be subject to federal, state and local regulatory approvals. We cannot assure you that we will be able to obtain any necessary approvals, in which case a potential acquisition could be delayed or not consummated.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the third quarter of 2004, we impaired the value of our marketable available-for-sale equity investments due to an other-than-temporary decline in market value. At December 31, 2004, the carrying value of such investments was zero.

        At December 31, 2004, approximately 68% of our debt bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term debt under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate debt increased by 10%, our interest expense would have increased, and our loss from continuing operations before taxes would have increased, by approximately $1.7 million for the year ended December 31, 2004.

        From time to time, we have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate debt. In connection with our old credit facility, we used two interest rate swap agreements, with notional amounts of $25.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 8.07% to 10.34%. These swap agreements expired in May 2004.

        In connection with the offering, we entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.76% until December 31, 2007. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. An increase of ten percent in the annual interest rate applicable to borrowings under the term loan facility of our credit facility would result in an increase of approximately $0.9 million in our annual cash interest expense, and a corresponding decrease in cash available to pay dividends on our common stock. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or to purchase an interest rate cap or other interest rate hedge on acceptable terms.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
FairPoint Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

        As described in notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective July 1, 2003.

                                                                         /s/ KPMG LLP

Omaha, Nebraska
March 10, 2005

Assets	Pro forma 2004 (See note 2)	2004	2003
	(Unaudited)
Current assets:
Cash	$—	3,595	5,603
Accounts receivable, net	30,203	30,203	28,845
Material and supplies	3,866	3,866	4,139
Prepaid and other	1,878	1,878	1,517
Notes receivable—related party	—	1,000	—
Income tax recoverable	61	61	—
Investments available-for-sale	—	—	1,889
Assets of discontinued operations	102	102	105

Total current assets	36,110	40,705	42,098

Property, plant, and equipment, net	252,262	252,262	266,706

Other assets:
Goodwill	468,508	468,508	468,845
Investments	37,749	37,749	41,792
Debt issue and offering costs, net of accumulated amortization	9,561	18,812	21,614
Notes receivable — related party	—	—	1,000
Covenants not to compete, net of accumulated amortization	29	29	151
Other	1,071	1,071	862

Total other assets	516,918	526,169	534,264

Total assets	$805,290	819,136	843,068

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003
(Amounts in thousands, except per share data)

Liabilities and Stockholders' Equity (Deficit)	Pro forma 2004 (See note 2)	2004	2003
	(Unaudited)
Current liabilities:
Accounts payable	$14,184	14,184	14,671
Other accrued liabilities	13,827	13,827	13,116
Accrued interest payable	531	16,582	16,739
Current portion of long-term debt	524	524	21,982
Accrued property taxes	2,045	2,045	1,968
Current portion of obligation for covenants not to compete	100	100	145
Demand notes payable	382	382	407
Income taxes payable	—	—	70
Liabilities of discontinued operations	2,262	2,262	4,461

Total current liabilities	33,855	49,906	73,559

Long-term liabilities:
Long-term debt, net of current portion	592,810	809,908	803,578
Preferred shares subject to mandatory redemption	—	116,880	96,699
Other liabilities	4,176	12,621	12,278
Liabilities of discontinued operations	1,580	1,580	2,571
Obligation for covenants not to compete, net of current portion	—	—	100
Unamortized investment tax credits	46	46	85

Total long-term liabilities	598,612	941,035	915,311

Minority interest	11	11	15
Common stock subject to put options, 16 shares at December 31, 2004 and 31 shares at December 31, 2003	—	1,136	2,136
Commitments and contingencies
Stockholders' equity (deficit):
Common stock:
Class A voting, par value $0.01 per share. Authorized 44,757 shares; issued and outstanding 8,643 shares at December 31, 2004 and 2003	—	86	86
Class B nonvoting, convertible, par value $0.01 per share. Authorized 28,423 shares; issued and outstanding 0 shares	—	—	—
Class C nonvoting, convertible, par value $0.01 per share. Authorized 2,615 shares; issued and outstanding 809 shares at December 31, 2004 and 2003	—	8	8
Common stock (pro forma, unaudited)	349	—	—
Additional paid-in capital	641,778	198,519	198,470
Unearned compensation	(8,764)	—	—
Accumulated other comprehensive income	—	—	1,366
Accumulated deficit	(460,551)	(371,565)	(347,883)

Total stockholders' equity (deficit)	172,812	(172,952)	(147,953)

Total liabilities and stockholders' equity (deficit)	$805,290	819,136	843,068

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Revenues	$252,645	231,432	230,819

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	128,755	111,188	110,265
Depreciation and amortization	50,287	48,089	46,310
Stock-based compensation	49	15	924

Total operating expenses	179,091	159,292	157,499

Income from operations	73,554	72,140	73,320

Other income (expense):
Net gain on sale of investments and other assets	104	608	34
Interest and dividend income	2,335	1,792	1,898
Interest expense	(104,315)	(90,224)	(69,520)
Impairment on investments	(349)	—	(12,568)
Equity in net earnings of investees	10,899	10,092	7,798
Realized and unrealized losses on interest rate swaps	(112)	(1,387)	(9,577)
Other nonoperating, net	(5,951)	(1,505)	441

Total other expense	(97,389)	(80,624)	(81,494)

Loss from continuing operations before income taxes	(23,835)	(8,484)	(8,174)
Income tax benefit (expense)	(516)	236	(518)
Minority interest in income of subsidiaries	(2)	(2)	(2)

Loss from continuing operations	(24,353)	(8,250)	(8,694)

Discontinued operations:
Income from discontinued operations	—	1,929	2,433
Income on disposal of assets of discontinued operations	671	7,992	19,500

Income from discontinued operations	671	9,921	21,933

Net income (loss)	(23,682)	1,671	13,239
Redeemable preferred stock dividends and accretion	—	(8,892)	(11,918)
Gain on repurchase of redeemable preferred stock	—	2,905	—

Net income (loss) attributed to common shareholders	$(23,682)	(4,316)	1,321

Weighted average shares outstanding:
Basic	9,468	9,483	9,498

Diluted	9,468	9,483	9,498

Basic and diluted loss from continuing operations per share	$(2.57)	(1.50)	(2.17)

Basic and diluted earnings from discontinued operations per share	$0.07	1.04	2.31

Basic and diluted earnings (loss) per share	$(2.50)	(0.46)	0.14

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)
Years ended December 31, 2004, 2003 and 2002
(Amounts in thousands)

	Class A Common		Class C Common
						Accumulated other comprehensive income (loss)		Total stockholders' equity (deficit)
					Additional paid-in capital		Accumulated deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2001	8,643	$86	809	$8	218,341	(2,247)	(365,698)	(149,510)
Net income	—	—	—	—	—	—	13,239	13,239
Compensation expense for stock-based awards	—	—	—	—	924	—	—	924
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	(322)	—	(322)
Other comprehensive income from cash flow hedges	—	—	—	—	—	1,437	—	1,437
Preferred stock accretion	—	—	—	—	(1,000)	—	—	(1,000)
Preferred stock dividends	—	—	—	—	(10,918)	—	—	(10,918)

Balance at December 31, 2002	8,643	86	809	8	207,347	(1,132)	(352,459)	(146,150)
Net income	—	—	—	—	—	—	1,671	1,671
Compensation expense for stock-based awards	—	—	—	—	15	—	—	15
Other comprehensive income from available-for-sale securities	—	—	—	—	—	1,469	—	1,469
Other comprehensive income from cash flow hedges	—	—	—	—	—	1,029	—	1,029
Repurchase redeemable preferred stock	—	—	—	—	—	—	2,905	2,905
Preferred stock accretion	—	—	—	—	(729)	—	—	(729)
Preferred stock dividends	—	—	—	—	(8,163)	—	—	(8,163)

Balance at December 31, 2003	8,643	86	809	8	198,470	1,366	(347,883)	(147,953)
Net income	—	—	—	—	—	—	(23,682)	(23,682)
Compensation expense for stock-based awards	—	—	—	—	49	—	—	49
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	(1,469)	—	(1,469)
Other comprehensive income from cash flow hedges	—	—	—	—	—	103	—	103

Balance at December 31, 2004	8,643	$86	809	$8	198,519	—	(371,565)	(172,952)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004		2003		2002
Net income (loss)		$(23,682)		1,671		13,239
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses)	$(1,243)		1,618		(8,491)
Less reclassification adjustment for gain realized in net income (loss)	(226)		(149)		(7)
Reclassification for other-than-temporary loss included in net income	—	(1,469)	—	1,469	8,176	(322)

Cash flow hedges:
Reclassification adjustment	103	103	1,029	1,029	1,437	1,437

Other comprehensive income (loss)		(1,366)		2,498		1,115

Comprehensive income (loss)		$(25,048)		4,169		14,354

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$(23,682)	1,671	13,239

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(671)	(9,921)	(21,933)
Dividends and accretion on shares subject to mandatory redemption	20,181	9,049	—
Depreciation and amortization	50,287	48,089	46,310
Amortization of debt issue costs	4,603	4,171	3,664
Provision for uncollectible revenue	1,718	1,028	2,997
Income from equity method investments	(10,899)	(10,092)	(7,798)
Deferred patronage dividends	(84)	(233)	(253)
Minority interest in income of subsidiaries	2	2	2
Loss on early retirement of debt	—	1,503	—
Write-off of offering costs	5,951	—	—
Net gain on sale of investments and other assets	(104)	(608)	(34)
Impairment on investments	349	—	12,568
Amortization of investment tax credits	(27)	(37)	(85)
Stock-based compensation	49	15	924
Change in fair value of interest rate swaps and reclassification of transition adjustment recorded in comprehensive income (loss)	(772)	(6,664)	(698)
Changes in assets and liabilities arising from continuing operations, net of acquisitions:
Accounts receivable	(3,068)	(3,801)	2,534
Prepaid and other assets	(89)	(771)	1,266
Accounts payable	(390)	(7,185)	900
Accrued interest payable	(44)	7,786	506
Other accrued liabilities	2,302	418	1,640
Income taxes	(138)	(149)	379
Other assets/liabilities	501	(1,437)	(496)

Total adjustments	69,657	31,163	42,393

Net cash provided by operating activities of continuing operations	45,975	32,834	55,632

Cash flows from investing activities of continuing operations:
Acquisition of telephone properties, net of cash acquired	(225)	(33,114)	—
Acquisition of property, plant, and equipment	(36,492)	(33,595)	(38,803)
Proceeds from sale of property, plant, and equipment	531	377	377
Distributions from investments	15,017	10,775	9,018
Payment on covenants not to compete	(145)	(536)	(805)
Acquisition of investments	—	(17)	(493)
Proceeds from sale of investments and other assets	328	2,100	448

Net cash used in investing activities of continuing operations	(20,986)	(54,010)	(30,258)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	178,550	317,680	129,080
Repayment of long-term debt	(193,761)	(294,414)	(140,560)
Repurchase of shares of common stock subject to put options	(1,000)	(1,000)	(1,000)
Repurchase of redeemable preferred stock	—	(8,645)	—
Loan origination and offering costs	(7,750)	(15,593)	(63)
Dividends paid to minority stockholders	(5)	(4)	(3)

Net cash used in financing activities of continuing operations	(23,966)	(1,976)	(12,546)

Net cash contributed to (from) continuing operations from (to) discontinued operations	(3,031)	23,361	(10,353)

Net increase (decrease) in cash	(2,008)	209	2,475
Cash, beginning of year	5,603	5,394	2,919

Cash, end of year	$3,595	5,603	5,394

Supplemental disclosures of cash flow information:
Interest paid	$80,736	77,351	76,611

Income taxes paid, net of refunds	$1,055	701	252

Supplemental disclosures of noncash financing activities:
Redeemable preferred stock issued in connection with long-term debt settlement	$—	—	93,861

Long-term debt forgiveness in connection with Carrier Services' debt settlement	$—	—	2,000

Redeemable preferred stock dividends paid in-kind	$—	8,163	10,918

Gain on repurchase of redeemable preferred stock	$—	2,905	—

Accretion of redeemable preferred stock	$—	729	1,000

Long-term debt issued in connection with Carrier Services' interest rate swap settlement	$—	—	3,003

Long-term debt issued in connection with Carrier Services' Tranche B interest payment	$115	1,548	887

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004, 2003 and 2002

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

            STE's wholly owned subsidiaries include Sunflower Telephone Company, Inc. (Sunflower); Northland Telephone Company of Maine, Inc. and STE/NE Acquisition Corp. (d.b.a. Northland Telephone Company of Vermont), (collectively, the Northland Companies); and ST Long Distance, Inc. (ST Long Distance). Ventures' wholly owned subsidiaries include Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua and Erie Telephone Corporation (C&E); The Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); GTC Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications, LLC (Fretel); Comerco, Inc. (Comerco); Marianna and Scenery Hill Telephone Company (Marianna); Community Service Telephone Co. (CST); and Commtel Communications Inc. (Commtel). Services' wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Ravenswood Communications, Inc. (Ravenswood); and Yates City Telephone Company (Yates).

  (b)    Principles of Consolidation and Basis of Presentation

            The consolidated financial statements include the accounts of FairPoint and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

            On November 7, 2001, the Company announced Carrier Services' plan to sell certain of its assets and to discontinue competitive communications operations. As a result of the adoption of this plan, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued (see note 13).

            On September 30, 2003, the Company completed the sale of all of the capital stock owned by Services of Kadoka Telephone Co., Union Telephone Company of Hartford, Armour

    Independent Telephone Co. and WMW Cable TV Co. As a result of this sale, the financial results have been reclassified in the accompanying consolidated financial statements to present these operations as discontinued. This divestiture is referred to herein as the South Dakota Divestiture.

            The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment; as such, amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company's telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries' ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company's telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

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

  (d)    Revenue Recognition

            Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and data services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to regional Bell operating companies. These charges are billed based on toll or access tariffs approved by the local state's public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the Federal Communications Commission.

            Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state public utilities commissions (intrastate) or the Federal

    Communication Commission's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates.

            Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. The majority of the Company's miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each message billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided. The Company recognizes directory services revenue over the subscription period of the corresponding directory. Billing and collection is normally billed under contract or tariff supervision. Directory services are normally billed under contract.

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

            The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31 (dollars in thousands):

	2004	2003	2002
Balance, beginning of period	$1,028	1,235	1,355
Acquisition adjustments	(143)	202	—
Provision charged to expense	1,718	1,028	2,997
Amounts written off, net of recoveries	(1,348)	(1,437)	(3,117)

Balance, end of period	$1,255	1,028	1,235

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

  (g)    Investments

            Investments consist of stock in CoBank, ACB (CoBank), Rural Telephone Bank (RTB), the Rural Telephone Finance Cooperative (RTFC), various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank, RTB, and the RTFC is nonmarketable and stated at cost. For investments in partnerships, the equity method of accounting is used.

            Non-Qualified Deferred Compensation Plan assets are classified as trading. The Company uses fair value reporting for marketable investments in debt and equity securities classified as either available-for-sale or trading. For available-for-sale securities, the unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of comprehensive income until realized or at such time as the Company determines a decline in value has occurred that is deemed to be other-than-temporary. Unrealized holding gains and losses on trading securities are included in other income.

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

  (h)    Property, Plant, and Equipment

            Property, plant, and equipment is carried at cost. Repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. For traditional telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation is determined using the straight-line method for financial reporting purposes.

            The Company is in the process of developing an integrated end-user billing platform. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Aggregate capitalized costs (before accumulated amortization) totaled $5.1 million as of December 31, 2004, of which approximately 84% represents payments for license fees and third-party consultants. The Company's capitalized billing system costs will be amortized over a five-year period. The Company began amortizing its billing system costs in 2004 based on the total operating subsidiaries that the Company had migrated to the new system.

  (i)    Debt Issue and Offering Costs

            Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. During 2003, $5.0 million in net book value of debt issue costs were written off in association with refinancing activity classified as other nonoperating expense in the statements of operations. During 2004, the Company wrote-off debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities (IDSs), classified as other nonoperating expense in the statements of operations. The offering of IDSs was abandoned in December of 2004 in favor of the transactions described in note 2. Debt issue and offering costs of $1.0 million remained capitalized after the write-off that are a direct and incremental benefit to the transactions described in note 2. Accumulated amortization of loan origination costs from continuing operations was $14.9 million and $10.3 million at December 31, 2004 and 2003, respectively.

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

  (k)    Impairment of Long-lived Assets

            Long-lived assets, such as property, plant, and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and depreciation ceases.

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

            FairPoint files a consolidated income tax return with its subsidiaries. FairPoint has a tax-sharing agreement in which all subsidiaries are participants. All intercompany tax transactions and accounts have been eliminated in consolidation.

            As part of the income tax provision process of preparing the Company's consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company then assesses the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes the recovery is not likely, management will establish a valuation allowance. Management uses judgment to determine the provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.

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

            The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. As of December 31, 2003, the Company had two interest rate swap agreements with a combined notional amount of $50.0 million that expired in May 2004. These interest rate swap agreements did not qualify as accounting hedges under SFAS No. 133.

            In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment (the transition adjustment) of $(4.7) million in other comprehensive income (loss) to recognize at fair value all interest rate swap agreements. As of December 31, 2004, the Company has reclassified to nonoperating income (expense) the entire transition adjustment that was recorded in other comprehensive income (loss). The fair value of the Company's interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were canceled or transferred to other parties.

            Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and included as adjustments to realized and unrealized gains (losses) on interest rate swaps.

            The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps (dollars in thousands):

	2004	2003	2002
Change in fair value of interest rate swaps	$874	7,693	2,135
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(1,029)	(1,437)
Realized losses	(883)	(8,051)	(10,275)

Total	$(112)	(1,387)	(9,577)

  (n)    Stock Appreciation Rights

            Stock appreciation rights have been granted to certain members of management by the founding shareholders of the Company. The Company accounts for stock appreciation rights in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The Company measures compensation as the amount by which the market value of the shares of the Company's stock covered by the grant exceeds the option price or value specified, by reference to a market price or otherwise, subject to any appreciation limitations and a corresponding credit to additional paid-in capital. Changes, either increases or decreases, in the market value of those shares between the date of the grant and the measurement date result in a change in the measure of compensation for the right. Valuation of stock appreciation rights is typically based on traditional valuation models utilizing multiples of cash flows, unless there is a current market value for the Company's stock.

  (o)    Stock Option Plans

            At December 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for its stock option plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic-value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

            The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net pro forma income (loss) would have been (dollars in thousands):

	2004	2003	2002
Net income (loss), as reported	$(23,682)	1,671	13,239
Stock-based compensation expense included in reported net income (loss)	49	15	1,260
Stock-based compensation determined under fair value based method	(656)	(658)	(1,387)

Pro forma net income (loss)	$(24,289)	1,028	13,112

Basic and diluted earnings per share, as reported	$(2.50)	(0.46)	0.14

Basic and diluted earnings per share, pro forma	$(2.57)	(0.52)	0.13

            The pro forma effects are not representative of the effects on reported net income for future years.

  (p)    Certain Financial Instruments with Characteristics of Liabilities and Equity

            The Company prospectively adopted SFAS No. 150 effective July 1, 2003. The SFAS No. 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented. SFAS No. 150 requires the Company to classify as a long-term liability its series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is now described as "preferred shares subject to mandatory redemption" in the consolidated balance sheets as of December 31, 2003 and 2004 and dividends and accretion on these shares are now included in pretax income whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

  (q)    Business Segments

            Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company's only separately reportable business segment is its traditional telephone operations. The Company's traditional telephone operations are conducted in rural, suburban, and small urban communities in various states. The operating income of this segment is reviewed by the chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's competitive communications operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations.

  (r)    Earnings Per Share

            Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) less dividends accrued on series A preferred shares subject to mandatory redemption and plus discounts on the redemption of such shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock units and shares that could be issued under outstanding stock options.

            The number of potential common shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method, is as follows (amounts in thousands):

	Year ended December 31
	2004	2003	2002
Contingent stock options	833	833	836
Shares excluded as effect would be anti-dilutive:
Stock options	356	416	348
Restricted stock units	26	27	—

	1,215	1,276	1,184

  (s)    New Accounting Pronouncements

            In March 2004, the EITF reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments, including cost method investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. The Company has determined that EITF 03-01 did have a material impact on the financial statements and has enhanced its disclosures as required by this consensus.

            In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a significant impact on the Company's result of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the note 1(o).

    SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company expects to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective July 1, 2005, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first interim reporting period that begins after June 15, 2005.

(2)    Subsequent Events

          On February 8, 2005, FairPoint completed its initial public offering (the Offering) of 25 million shares of common stock at a price to the public of $18.50 per share for net proceeds of approximately $434.8 million. Concurrently with the Offering, FairPoint entered into a new senior secured credit facility of approximately $688.5 million.

          These proceeds were used to:

    •
    Repay in full all outstanding loans under FairPoint's old credit facility,

    •
    Consummate tender offers and consent solicitations for the outstanding $115.2 million aggregate principal amount of 9 1/2% senior subordinated notes due 2008, (the 9 1/2% notes), the outstanding $75.0 million aggregate principal amount of floating rate callable securities due 2008 (the floating rate notes), the outstanding $193.0 million aggregate principal amount of 12 1/2% senior subordinated notes due 2010 (the 12 1/2% notes), and the outstanding $225.0 million aggregate principal amount of 11 7/8% senior notes due 2010 (the 11 7/8% notes),

    •
    Repurchase all of the series A preferred stock subject to mandatory redemption,

    •
    Repay a substantial portion of the subsidiaries' outstanding long-term debt,

    •
    Repay in full a $7.0 million unsecured promissory note issued in connection with a past acquisition,

    •
    Repurchase common stock subject to put option, net of the settlement of $1,000 payment of notes receivable—related party,

    •
    Pay a long-term deferred transaction fee, and

    •
    Pay related fees and expenses.

  (a)    Issuance of Common Stock

            On January 28, 2005, the board of directors approved a 5.2773714 for 1 reverse stock split of the Company's common stock, which has been given retroactive effect in the accompanying financial statements. In conjunction with the Offering, the Company reclassified all of its outstanding shares of class A and class C common stock into common stock and converted all of its outstanding shares of class C common stock into shares of common stock, of which 200 million shares are authorized. After the stock split, but prior to the issuance of any new shares, 9,451,719 shares of common stock were outstanding. All common stock issued and outstanding has a $0.01 par value.

            Through February 8, 2005, the Company effected the following changes in its capital stock accounts (amounts in thousands):

	Class A and Class C Common
			Common
					Additional paid-in capital	Unearned compensation
	Shares	Amount	Shares	Amount
Balance at
December 31, 2004	9,452	$94	—	$—	198,519	—
Conversion of Class A and Class C to a single class of common stock	(9,452)	(94)	9,452	94	—	—
Issuance of common stock, net of issuance costs	—	—	25,000	250	434,500	—
Issuance of restricted stock	—	—	474	5	8,759	(8,764)

Balance at February 8, 2005	—	$—	34,926	$349	641,778	(8,764)

            The Company granted 473,716 shares of restricted common stock to certain employees concurrently with the Offering, which will begin to vest on April 1, 2006.

  (b)    New Senior Secured Credit Facility

            The Company entered into a new senior secured credit facility (the new credit facility) consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. At the closing of the Offering (February 8, 2005), the Company drew $566.0 million against the term facility, including $24.4 million of proceeds which were used on March 10, 2005, to redeem the $0.2 million aggregate principal amount of the 9 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes and the $24.2 million aggregate principal amount of the floating rate notes (including accrued interest) that were not tendered in the tender offer for such notes. Debt issuance cost of $8.2 million were paid at closing for fees associated with the new credit facility.

            Proceeds were used to prepay existing debt as follows (dollars in thousands):

	December 31, 2004	Repayments	Remaining balance
Senior secured notes	$182,357	(182,357)	—
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	115,207	(115,207)	—
Variable rate notes	75,000	(75,000)	—
Senior subordinated notes, 12.50%, due 2010	193,000	(173,076)	19,924
Senior notes, 11.875% due 2010	225,000	(222,950)	2,050
Senior notes to RTFC:
Fixed rate, 9.20%, due 2009	2,278	—	2,278
Variable rate, due 2009	3,415	(3,415)	—
Subordinated promissory notes, due 2005	7,000	(7,000)	—
First mortgage notes to Rural Utilities Service, due 2005 to 2016	6,034	(6,034)	—
Senior notes to RTB, due 2008 to 2014	1,141	(1,141)	—

Total outstanding long-term debt	810,432	(786,180)	24,252
Less current portion	(524)	—	(524)

Total long-term debt, net of current portion	$809,908	(786,180)	23,728

            The remaining balance of $19.9 million of the 12.5% notes will be called for redemption in May 2005. The Company paid $59.3 million in debt tender costs and premiums as a result of the repayments described above.

            In conjunction with the refinancing, the Company recorded a write-off of existing debt issuance costs of $17.0 million. Debt issue and offering costs of $1.4 million remain capitalized that are a direct and incremental benefit to the transactions described above. The final costs associated with the transactions will be allocated between debt issuance costs and equity proceeds.

            Borrowings under the Company's new credit facility bear interest at variable interest rates. In connection with the closing of the Company's new credit facility, the Company entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million on the term loans under our new credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our new credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our new credit facility at 5.76% until December 31, 2007. The interest rate swaps qualify as cash flow hedges for accounting purposes.

  (c)    Redemption of Series A Preferred Stock Subject to Mandatory Redemption

            The Company used proceeds of $129.2 million for the redemption of series A preferred stock subject to mandatory redemption. In addition, the Company paid a premium for the redemption of series A preferred stock totaling $0.2 million, resulting in a total loss on redemption of $10.4 million.

  (d)    Other Uses of Offering Proceeds

            A total of $1.0 million common stock subject to put was repurchased in January 2005 and the proceeds were used to repay the note receivable—related party. The Company used proceeds of $8.6 million to repurchase the remaining $136,000 common stock subject to put option and to pay a long-term deferred transaction fee of $8.4 million.

  (e)    Dividends

            The Company has adopted a dividend policy under which a substantial portion of the cash generated in excess of operating needs, interest and principal payments on indebtedness, dividends on future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of our common stock, rather than retained and used for other purposes.

            On March 3, 2005, the Company declared a dividend of $0.22543 per share of common stock, payable on April 15, 2005 to holders of record as of March 31, 2005.

  (f)    Pro Forma Balance Sheet (Unaudited)

            The accompanying unaudited pro forma balance sheet gives effect to the significant subsequent events described above that occurred in February and March 2005 as if they occurred in December 31, 2004. The following, in conjunction with disclosures made above, is a summary of the adjustments made in arriving at the pro forma December 31, 2004 presentation (amounts in thousands):

	Cash	Debt issue and offering cost, net	Accrued interest payable	Long-term debt	Other long-term liabilities	Accumulated deficit
Balance as of December 31, 2004	$3,595	18,812	16,582	809,908	12,621	(371,565)
Proceeds from new credit facility	566,000	—	—	566,000	—	—
Credit facility issuance costs	(8,159)	8,159	—	—	—	—
Proceeds of Offering, net of issuance costs	434,750	—	—	—	—	—
Payment of existing debt	(786,180)	—	—	(786,180)	—	—
Payment of preferred stock subject to mandatory redemption	(129,141)	—	—	—	—	(12,261)
Payment of accrued interest	(16,051)	—	(16,051)	—	—	—
Payment of deferred transaction fee	(8,445)	—	—	—	(8,445)	—
Payment of tender premiums and fees	(59,315)	—	—	—	—	(59,315)
Settlement of common stock subject to put	(136)	—	—	—	—	—
Draw on new revolving credit facility	3,082	—	—	3,082	—	—
Write-off of debt issue costs	—	(17,410)	—	—	—	(17,410)

Pro forma balance as of December 31, 2004	$—	9,561	531	592,810	4,176	(460,551)

(3)    Acquisition

          On December 1, 2003, the Company acquired 100% of the capital stock of CST and Commtel. The purchase price for this acquisition was $32.6 million. The Company believes the entire amount of goodwill will be deductible for income tax purposes. Acquisition costs were $0.3 million in 2003. This acquisition has been accounted for using the purchase method and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $25.1 million and has been recognized as goodwill.

          The allocation of the total net purchase price is shown in the table below (dollars in thousands):

Current assets	$1,027
Property, plant, and equipment	8,301
Excess cost over fair value of net assets acquired	25,064
Other assets	—
Current liabilities	(1,182)
Other liabilities	(268)

Total net purchase price	$32,942

        The following unaudited pro forma information presents the combined results of operations of the Company as though the acquisition was made as of January 1, 2002. These results include certain adjustments, including increased interest expense on debt related to the acquisition, certain preacquisition transaction costs, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the acquisition had been in effect at the beginning of the period or that may be attained in the future (dollars in thousands).

	Pro forma year ended December 31
	2003	2002
Revenues	$238,663	238,466
Loss from continuing operations	(8,190)	(8,321)
Net income	1,731	13,612
Basic and diluted loss from continuing operations per share	(1.49)	(2.13)
Basic and diluted earnings (loss) per share	(0.45)	0.18

(4)    Goodwill and Other Intangible Assets

          Changes in the carrying amount of goodwill were as follows (dollars in thousands):

Balance, December 31, 2002	$454,306
Disposal of South Dakota Divestiture	(10,525)

Balance, December 31, 2002, adjusted for discontinued operations	443,781
Acquisition of CST and Commtel	25,064

Balance, December 31, 2003	468,845
Acquisition adjustments of CST and Commtel	(337)

Balance, December 31, 2004	$468,508

          In connection with the transitional goodwill impairment evaluation performed as of January 1, 2002, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit within six months of January 1, 2002. In performing the initial transitional impairment test, the Company determined that the carrying amount of its reporting unit did not exceed its estimated fair value and, therefore, the Company did not record an impairment loss upon adoption of SFAS No. 142. The Company updated its annual impairment testing of goodwill as of December 31, 2004, 2003, and 2002, and determined that no impairment loss was required to be recognized.

          Covenants not to compete are being amortized over their useful lives of three to five years. Accumulated amortization of covenants not to compete was $4.7 million and $4.6 million at December 31, 2004 and 2003, respectively. The Company recorded amortization of $0.1 million, $0.7 million, and $0.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. The Company will continue to amortize the covenants over their remaining estimated useful lives and will record amortization of less than $0.1 million during 2005.

(5)    Property, Plant, and Equipment

          A summary of property, plant, and equipment from continuing operations is shown below (dollars in thousands):

	Estimated life (in years)	2004	2003
Land	—	$3,851	3,861
Buildings and leasehold improvements	2-40	36,339	36,331
Telephone equipment	3-50	615,976	591,621
Cable equipment	3-20	3,143	1,568
Furniture and equipment	3-34	17,098	18,184
Vehicles and equipment	3-20	22,011	20,712
Computer software	3-5	4,577	2,277

Total property, plant, and equipment		702,995	674,554
Accumulated depreciation		(450,733)	(407,848)

Net property, plant, and equipment		$252,262	266,706

          The telephone company composite depreciation rate for property and equipment was 7.32%, 7.46%, and 7.62% in 2004, 2003, and 2002, respectively. Depreciation expense from continuing operations for the years ended December 31, 2004, 2003, and 2002 was $50.3 million, $47.1 million, and $45.3 million, respectively.

(6)    Investments

  (a)    Marketable Equity Securities

            The cost, unrealized holding gains and losses, and fair value of the Company's marketable equity investments classified as available-for-sale at December 31, 2004 and 2003 are summarized below (dollars in thousands):

	Cost	Gross unrealized holding gains	Gross unrealized holding loss	Fair value
December 31, 2004	$—	—	—	—
December 31, 2003	420	1,469	—	1,889

            The Company continually evaluates its investment holdings for evidence of impairment. During 2002, the Company determined that the decline in market value of its Choice One common stock was "other-than-temporary." As such, the Company recorded a noncash charge of $8.2 million. This charge is classified with the impairment on investments in the consolidated statements of operations.

            Following an August 2, 2004 announcement by Choice One of a financial restructuring under Chapter 11 of the United States Bankruptcy Code, the quoted market value of the Company's investment in Choice One Communications Inc.'s common stock declined to $33,000. The Company determined that the decline in fair value was other-than-temporary and recorded an impairment loss of $0.5 million in the third quarter of 2004, of which $0.4 million was recorded as an expense in the consolidated statement of operations and $0.1 million was recorded as a reduction in accumulated other comprehensive income. On November 8, 2004, Choice One exited Chapter 11 and, in accordance with its plan of reorganization, Choice One's preferred stockholders and common stockholders did not receive any recovery and all of the preferred stock and common stock has now been cancelled.

            Proceeds from sales of available-for-sale securities were $0.3 million, $0.3 million, and $0.4 million in 2004, 2003, and 2002, respectively. Gross gains of $0.1 million, $0.1 million, and approximately $7,000 in 2004, 2003, and 2002, respectively, were realized on those sales.

            The Company's noncurrent investments at December 31, 2004 and 2003 consist of the following:

	2004	2003
	(Dollars in thousands)
Equity method investments in cellular companies and partnerships:
Orange County—Poughkeepsie Limited Partnership	$3,590	5,116
Chouteau Cellular Telephone Company	72	2,973
Illinois Valley Cellular RSA 2, Inc.	2,037	1,822
Other equity method investments	1,132	1,037
Investments in securities carried at cost:
RTB stock	20,125	20,125
CoBank stock and unpaid deferred CoBank patronage	5,221	5,136
RTFC secured certificates and unpaid deferred RTFC patronage	419	478
Cellular companies	4,552	4,552
Other nonmarketable minority equity investments	33	42
Nonqualified deferred compensation plan assets	568	511

Total investments	$37,749	41,792

  (b)    Equity Method Investments

            The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three-month lag. The investments accounted for under the equity method and the Company's ownership percentage as of December 31, 2004 and 2003 are summarized below:

	2004	2003
Chouteau Cellular Telephone Company	33.7%	33.7%
ILLINET Communications, LLC	9.1%	9.1%
Orange County—Poughkeepsie Limited Partnership	7.5%	7.5%
ILLINET Communications of Central IL LLC	5.2%	5.2%
Syringa Networks, LLC	13.9%	13.9%
Illinois Valley Cellular RSA 2, Inc.	25.0%	25.0%

            Earnings in equity investments for the years ended December 31, 2004, 2003, and 2002 consisted of the following:

	2004	2003	2002
Orange County—Poughkeepsie Limited Partnership	$10,249	8,939	6,787
Illinois Valley Cellular RSA 2, Inc.	372	543	321
Illinois Valley Cellular RSA 2-I, RSA 2- II, and RSA 2-III Partnerships	—	35	252
Chouteau Cellular Telephone Company	2	471	332
Other, net	276	104	106

Total	$10,899	10,092	7,798

            Distributions from equity investments during the years ended December 31, 2004, 2003, and 2002 consisted of the following:

	2004	2003	2002
Orange County—Poughkeepsie Limited Partnership	$11,775	10,125	8,250
Illinois Valley Cellular RSA 2, Inc.	375	325	300
Illinois Valley Cellular RSA 2-I, RSA 2-II, and RSA 2-III Partnerships	—	147	160
Chouteau Cellular Telephone Company	2,524	—	16
Distributions from other equity investments	343	178	292

Total	$15,017	10,775	9,018

            Chouteau Cellular Telephone Company (a limited partnership in which the Company holds a 1.0% general partner interest and a 32.67% limited partner interest) (Chouteau) is an investment vehicle that holds a 25% member interest in Independent Cellular Telephone, LLC (ICT). ICT, in turn, is an investment vehicle that holds a 44.45% member interest in United States Cellular Telephone of Greater Tulsa, LLC (Tulsa, LLC). Because Tulsa, LLC is the actual operating entity within the overall investment structure, its summary financial information is presented below, rather than summary information for the Chouteau Cellular Telephone Company, which is the actual entity accounted for under the equity method on the books of the Company:

September 30, 2002
Current assets	$12,346
Property, plant, and equipment, net	65,394
Other	20,648

Total assets	$98,388

Current liabilities	$55,070
Noncurrent liabilities	2,878
Members' equity	40,440

Total liabilities and members' equity	$98,388

Twelve months ended September 30, 2002
Revenues	$96,361
Operating income	12,407
Net income	10,402

            In addition to holding the 44.45% member interest in Tulsa, LLC, ICT has long-term debt consisting of variable rate borrowings (5.50% at December 31, 2003) under a loan agreement with RTFC, due in quarterly installments of $0.7 million, including interest, through 2006. The note is collateralized by the assets of ICT, including its investment in Tulsa, LLC. The RTFC debt balance at December 31, 2003 was $6.0 million. The Company has issued an unsecured guarantee of the RTFC debt. As of December 31, 2003, the amount of the unsecured guarantee was $1.5 million.

            In January 2004, ICT sold its membership interest in Tulsa, LLC and, as a result, Chouteau Cellular Telephone Company made a $2.5 million distribution to the Company. In conjunction with this sale, ICT paid the long-term debt owed to RTFC, thereby eliminating the Company guarantee of the RTFC debt. Subsequent to the sale, the Company continues to have an investment in Chouteau Cellular Telephone Company, but the partnership assets are minimal and do not include any interests in the cellular telephone business of Chouteau.

            During 2003, the Company sold its ownership percentages of Illinois Valley Cellular RSA 2-I Partnership, Illinois Valley Cellular RSA 2-II Partnership, and Illinois Valley Cellular RSA 2-III Partnership. Proceeds from the sales of these investments were $1.8 million and gross gains of approximately $0.4 million were realized on these sales.

            During 2002, the Company determined that the carrying amount exceeded the estimated fair value of some investments accounted for under the equity method, and such declines were "other-than-temporary." As such, the Company recorded a noncash charge of $1.7 million and $2.7 million, respectively, for the Chouteau Cellular Telephone Company and the Illinois Valley Cellular RSA 2—I, II, and III partnership investments. These charges are classified with the impairment on investments in the consolidated statements of operations.

  (c)    Investments in Equity Securities Carried at Cost

            The aggregate cost of the Company's cost method investments totaled $30.4 million at December 31, 2004. These investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 Disclosures About Fair Value of Financial Instruments, and (b) the Company did not identify any events or circumstances that may have had a significant adverse effect on the fair value of those investments.

(7)    Long-term Debt

          Long-term debt at December 31, 2004 and 2003 is shown below (dollars in thousands):

	2004	2003
Senior secured notes, variable rates ranging from 6.44% to 8.75% at December 31, 2004, due 2005 to 2007	$182,357	171,091
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	115,207	115,207
Variable rate notes, 6.4875% at December 31, 2004	75,000	75,000
Senior subordinated notes, 12.50%, due 2010	193,000	193,000
Senior notes, 11.875%, due 2010	225,000	225,000
Carrier Services' senior secured notes, 8.00%, due 2007	—	24,570
Senior notes to RTFC:
Fixed rate, 9.20%, due 2009	2,278	2,776
Variable rate, 6.15% at December 31, 2004, due 2009	3,415	4,162
Subordinated promissory notes, 7.00%, due 2005	7,000	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 4.96% to 10.78%, due 2005 to 2016	6,034	6,492
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	1,141	1,262

Total outstanding long-term debt	810,432	825,560
Less current portion	(524)	(21,982)

Total long-term debt, net of current portion	$809,908	803,578

          The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2004 are as follows (dollars in thousands):

Fiscal year:
2005(a)	$27,256
2006	30,384
2007	138,384
2008	192,700
2009	1,037
Thereafter	420,671

$810,432

  (a)
  A total of $26,732 of current maturities on long-term debt has been reclassified to long-term debt as a result of post-balance-sheet refinancing as discussed in note 2.

  (a)    Senior Secured Notes

            On March 30, 1998, the Company closed a $315 million senior secured credit facility (the credit facility) which committed $75 million of term debt (tranche C) amortized over 9 years, $155 million of term debt (tranche B) amortized over 8 years, and $85 million of reducing revolving credit facility debt with a term of 6.5 years. On March 14, 2000, an additional $165 million reducing revolving credit facility with a term of 4.5 years was committed and made available to the Company under the credit facility. The credit facility requires that the Company maintain certain financial covenants.

            The credit facility was amended and restated as part of a refinancing completed on March 6, 2003. The amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. The amended and restated credit facility consists of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $156.4 million and a revolving credit facility in an aggregate principal amount of $70.0 million. All of the Company's obligations under the amended and restated credit facility are unconditionally and irrevocably guaranteed jointly and severally by four of its mid-tier subsidiaries. Outstanding debt under the amended and restated credit facility is secured by a first priority perfected security interest in all of the capital stock of certain of the Company's subsidiaries.

            The amended and restated credit facility is comprised of the following facilities:

        Revolving loan facility—A revolving loan facility of $85 million. As of December 31, 2004, $40 million was outstanding under the revolving loan facility. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

        Tranche A term loan facility—A tranche A term loan facility of $40 million. As of December 31, 2004, $40 million of tranche A term loans were outstanding. These loans mature on March 31, 2007 and bear interest per annum at either a base rate plus 3.00% or LIBOR plus 4.00%.

        Tranche C term loan facility—As of December 31, 2004, approximately $102.4 million of tranche C term loans remained outstanding. These loans mature on March 31, 2007. Mandatory repayments under the tranche C term loan facility are scheduled to be $18.2 million, $28.2 million and $56.0 million in years 2005, 2006, and on March 31, 2007, respectively. Tranche C term loans bear interest per annum at either a base rate plus 3.50% or LIBOR plus 4.50%.

            The amended and restated credit facility contains certain customary covenants and other credit requirements of the Company and its subsidiaries and certain customary events of default. The amended and restated credit facility limits the Company's ability to make investments in Carrier Services and its subsidiaries.

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

            In addition, the amended and restated credit facility provides that, on the date occurring 90 days after the last day of each of our fiscal years commencing December 31, 2003, 50% of excess cash flow (as defined in the amended and restated credit facility) for the immediately preceding fiscal year shall be applied as a mandatory repayment of the then-outstanding tranche C term loan facility provided, however, that such requirement shall terminate at such time as (i) we first meet a senior secured leverage ratio (as defined in the credit facility) of less than or equal to 1.00 to 1.00 and (ii) no default or event of default exists under the amended and restated credit facility. In March 2004, the Company made an excess cash flow payment of $3.4 million.

            On January 30, 2004, the Company amended its amended and restated credit facility to increase its revolving loan facility from $70.0 million to $85.0 million and its tranche A term loan facility from $30.0 million to $40.0 million. The Company used all of the additional borrowing under the tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all of the indebtedness under the Carrier Services' senior secured notes. There was no gain or loss on the extinguishment of this indebtedness.

            The Company's amended and restated credit facility allows the Company to request letters of credit to support obligations of the Company incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the amended and restated credit facility. As of December 31, 2004, $1.0 million had been issued under this letter of credit.

  (b)    Fixed Rate and Floating Rate Senior Subordinated Notes Issued in 1998

            At December 31, 2004 the Company's restricted covenants on its fixed-rate and floating-rate senior subordinated notes issued in 1998, its senior subordinated notes issued in 2000, and its senior notes issued in 2003 do not allow the Company to make any dividend payments.

            FairPoint issued $125.0 million aggregate principal amount of senior subordinated notes (the 1998 Fixed-Rate Notes) and $75.0 million of floating-rate notes (the 1998 Floating-Rate Notes) in 1998. The 1998 Fixed-Rate Notes bear interest at the rate of 9.5% per annum and the 1998 Floating Rate Notes bear interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semiannually in arrears. The LIBOR rate on the 1998 Floating-Rate Notes is determined semiannually.

            The 1998 Fixed-Rate Notes and the 1998 Floating-Rate Notes mature on May 1, 2008. FairPoint may redeem the 1998 Fixed-Rate Notes and the 1998 Floating-Rate Notes at any time, in each case, at the redemption prices stated in the indenture under which those notes were issued, together with accrued and unpaid interest, if any, to the redemption date. In the event of a change of control, FairPoint must offer to repurchase the outstanding 1998 Fixed-Rate Notes and the 1998 Floating-Rate Notes for cash at a purchase price of 101% of the principal amount of such notes, together with all accrued and unpaid interest, if any, to the date of repurchase.

            The 1998 Fixed-Rate Notes and the 1998 Floating-Rate Notes are general unsecured obligations of FairPoint, subordinated in right of payment to all existing and future senior indebtedness of FairPoint, including all obligations under the Company's amended and restated credit facility.

            The indenture governing the 1998 Fixed-Rate Notes and the 1998 Floating-Rate Notes contains certain customary covenants and events of default.

  (c)    Senior Subordinated Notes Issued in 2000

            FairPoint issued $200.0 million aggregate principal amount of senior subordinated notes (the 2000 Notes) in 2000. The 2000 Notes bear interest at the rate of 12.5% per annum, payable semiannually in arrears.

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

  (d)    Senior Notes Issued in 2003

            FairPoint issued $225.0 million aggregate principal amount of senior notes in 2003 (the 2003 Notes). The 2003 Notes bear interest at the rate of 11 7/8% per annum, payable semiannually in arrears.

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

            The proceeds from the offering of the 2003 Notes and borrowings under the Company's amended and restated credit facility's tranche A term loan facility were used to: (i) repay the entire amount of all loans outstanding under FairPoint's then-outstanding credit facility's revolving facility, acquisition facility, and tranche B term loan facility; (ii) repurchase $13.3 million aggregate liquidation preference of the Company's series A preferred stock (together with accrued and unpaid dividends thereon) at 65% of its liquidation preference; (iii) repurchase $9.8 million aggregate principal amount of the 1998 Fixed Rate Notes (together with accrued and unpaid interest thereon) for approximately $7.9 million;

    (iv) repurchase $7.0 million aggregate principal amount of the 2000 Notes (together with accrued and unpaid interest thereon) for approximately $6.1 million; (v) make a capital contribution of approximately $1.5 million to Carrier Services, which used these proceeds to retire $2.2 million of its debt; and (vi) pay transaction fees.

            As a result of the issuance of the 2003 Notes, the Company recorded $2.8 million and $0.7 million of nonoperating gains on the extinguishment of the 1998 Fixed Rate Notes and 2000 Notes and the Carrier Services debt, respectively. The Company also repurchased some series A preferred stock at a discount of $2.9 million. Additionally, the Company recorded a nonoperating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

  (e)    Carrier Services' Senior Secured Notes

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

            The converted loans under the new Carrier Services' amended and restated credit agreement consisted of two term loan facilities: (i) tranche A loans in the aggregate principal amount of $8.7 million and (ii) tranche B loans in the aggregate principal amount of $19.2 million, each of which was to mature in May 2007. Interest on the new loans was payable monthly and accrued at a rate of 8% per annum; provided, however, that upon an event of default the interest rate would increase to 10% per annum. Interest on the tranche A loans must be paid in cash and interest on tranche B loans may be paid, at the option of Carrier Services, either in cash or in kind. For the years ended December 31, 2004 and 2003, $0.1 million and $1.5 million, respectively, in additional debt was issued to satisfy the accrued in kind interest on the tranche B loans. The principal of the tranche A loans was due at maturity and the principal of the tranche B loans was payable as follows: (a) $3.0 million was due on September 30, 2005; (b) $5.4 million was due on September 30, 2006; and (c) the remaining principal balance was due at maturity. On May 6, 2003, Carrier Services extinguished $2.2 million of the tranche A and tranche B loans. Carrier Services has made mandatory prepayments on the tranche B loans utilizing payments received under its tax-sharing agreement with FairPoint and proceeds from asset sales. On January 30, 2004, these loans were paid in full utilizing borrowings under the Company's amended and restated credit facility.

  (f)    Other

            In conjunction with the senior notes payable to the RTFC and the RTB and the first mortgage notes payable to the Rural Utilities Service, certain of the Company's subsidiaries are subject to restrictive covenants limiting the amounts of dividends that may be paid.

            The Company also has $0.4 million unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2004 and 2003.

(8)    Redeemable preferred stock

          The series A preferred stock was issued to the lenders in connection with the Carrier Services debt restructuring. The series A preferred stock is nonvoting and is not convertible into common stock of the Company. The series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of series A preferred stock. The Company has the option to redeem any outstanding series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the Preference Amount). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the series A preferred stock. In addition, upon the occurrence of certain events such as (i) a merger, consolidation, sale, transfer, or disposition of at least 50% of the assets or business of the Company and its subsidiaries; (ii) a public offering of the Company's common stock which yields in the aggregate at least $175.0 million; or (iii) the first anniversary of the maturity of the Company's senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the series A preferred stock at a price per share equal to the Preference Amount, unless prohibited by the Company's credit facility or by the indentures governing its senior subordinated notes. In connection with the March refinancing, certain holders of the series A preferred stock agreed to reduce the dividend rate payable on the shares they hold from 17.428% to 15% for the period from March 6, 2003 to March 6, 2005.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 applies specifically to financial instruments that companies have historically presented within their financial statements either as equity or between the liabilities section and the equity section, rather than as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of a nonpublic entity, in which this statement shall be effective for fiscal periods beginning after December 15, 2003. For purposes of adoption of SFAS No. 150, the Company met the definition of a nonpublic entity. The Company prospectively adopted SFAS No. 150 effective July 1, 2003. The SFAS No. 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented.

          SFAS No. 150 requires the Company to classify as a long-term liability its series A preferred stock and to classify dividends and accretion from the series A preferred stock as interest expense. Such stock is now described as "Preferred Shares Subject to Mandatory Redemption" in the Balance Sheets as of December 31, 2004 and 2003 and dividends and accretion on these shares are included in pretax income beginning July 1, 2003, whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

          The initial carrying amount of the series A preferred stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) at the mandatory redemption date (May 2011). On March 6, 2003, in connection with the Company's issuance of the 2003 Notes, the Company used a portion of these proceeds to repurchase $13.3 million aggregate liquidation preference of its series A preferred stock at a 35% discount (together with accrued and unpaid dividends thereon). For the years ended December 31, 2004 and 2003, the series A preferred stock has been increased by $1.4 million to reflect the periodic accretions. The carrying amount of the series A preferred stock has been further increased by $18.8 million and $16.5 million in connection with dividends paid in kind on the outstanding shares of the series A preferred stock for the years ended December 31, 2004 and 2003, respectively. Prior to the adoption of SFAS No. 150, additional paid-in capital has been decreased $11.9 million and $8.9 million for the increases in the carrying balance of the series A preferred stock for the year ended December 31, 2002 and the period ended June 30, 2003, respectively. Upon the adoption of SFAS No. 150, pretax income has been decreased $20.2 million and $9.0 million for the increases in the carrying balance of the series A preferred stock for the year ended December 31, 2004 and the period July 1, 2003 through December 31, 2003, respectively.

(9)    Employee Benefit Plans

          The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2004, 2003, and 2002, the Company matched 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $2.4 million, $2.7 million, and $1.4 million for the years ended December 31, 2004, 2003, and 2002, respectively.

          In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $7,000, $7,000, and $1,000 for the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004 and 2003, the NQDC Plan assets were $0.6 million and $0.5 million, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

          C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to these plans were $0.2 million, $0.2 million, and $0.3 million for the years ended December 31, 2004, 2003, and 2002, respectively.

(10)    Income Taxes

          Income tax benefit (expense) from continuing operations for the years ended December 31, 2004, 2003, and 2002 consists of the following components (dollars in thousands):

	2004	2003	2002
Current:
Federal	$—	—	—
State	(543)	199	(603)

Total current income tax benefit (expense) from continuing operations	(543)	199	(603)

Investment tax credits	27	37	85
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred income tax benefit (expense) from continuing operations	—	—	—

Total income tax benefit (expense) from continuing operations	$(516)	236	(518)

          Total income tax benefit (expense) from continuing operations was different than that computed by applying U.S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 2004, 2003, and 2002. The reasons for the differences are presented below (dollars in thousands):

	2004	2003	2002
Computed "expected" Federal tax benefit from continuing operations	$8,104	2,880	1,952
State income tax benefit (expense), net of Federal income tax expense	(358)	131	(398)
Amortization of investment tax credits	27	37	85
Dividends on preferred stock	(6,862)	(3,077)	—
Dividends received deduction	103	94	—
Change in valuation allowance	(1,858)	—	(2,279)
Disallowed expenses and other	328	171	122

Total income tax benefit (expense) from continuing operations	$(516)	236	(518)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below (dollars in thousands):

	2004	2003
Deferred tax assets:
Federal and state tax loss carryforwards	$91,929	91,527
Employee benefits	1,620	784
Restructure charges and exit liabilities	968	1,917
Allowance for doubtful accounts	458	375
Alternative minimum tax and other state credits	2,218	2,209

Total gross deferred tax assets	97,193	96,812
Valuation allowance	(66,011)	(64,392)

Net deferred tax assets	31,182	32,420

Deferred tax liabilities:
Property, plant, and equipment, principally due to depreciation differences	11,527	17,244
Goodwill, due to amortization differences	13,496	10,654
Basis in investments	6,159	4,522

Total gross deferred tax liabilities	31,182	32,420

Net deferred tax assets	$—	—

          The valuation allowance for deferred tax assets as of December 31, 2004 and 2003 was $66.0 million and $64.4 million, respectively. The change in the valuation allowance was $1.6 million and $(0.2) million, of which $1.8 million and $0.0 million was allocated to continuing operations and $0.0 million and $(7.3) million to discontinued operations for the years ended December 31, 2004 and 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $180.9 million prior to the expiration of the net operating loss carryforwards in 2024. Taxable income (loss) for the years ended December 31, 2004 and 2003 was $(10.9) million and $7.6 million, respectively. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 2004, based on facts and circumstances known as of December 31, 2004. The Company's initial public offering on February 8, 2005 (see note 2) and its anticipated reduction in interest expense and corresponding increase in taxable income was not considered when evaluating the valuation allowance at December 31, 2004. Subsequent to the initial public offering, the Company will continue to reevaluate future taxable income and determine when and how much of the valuation allowance can be reversed in future periods.

          At December 31, 2004, the Company had federal and state net operating loss carryforwards of $251.9 million that will expire between 2019 and 2024. At December 31, 2004, the Company had alternative minimum tax credits of $1.5 million that may be carried forward indefinitely. The Company completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. As a result of such ownership change, these will be specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes.

(11)    Stockholders' Equity

          On January 28, 2005, the board of directors approved a 5.2773714 for 1 reverse stock split of the Company's common stock. All share and per share amounts related to common stock and stock options included in the accompanying consolidated financial statements and notes have been restated to reflect the reverse stock split.

          The following summarizes the authorized share capital of the Company:

      Class A common stock—authorized 44,757,130 voting common shares at a par value of $0.01 per share. Class A common shares carry one vote per share.

      Class B common stock—authorized 28,423,241 nonvoting, convertible common shares at a par value of $0.01 per share.

      Class C common stock—authorized 2,614,938 nonvoting, convertible common shares at a par value of $0.01 per share. The Class C common shares are automatically convertible into Class A common shares upon either the completion of an initial public offering of at least $150 million of the Company's Class A common stock or the occurrence of certain conversion events, as defined in the articles of incorporation. The conversion rate for the Class C common shares to Class A common shares is one-for-one.

      Series A preferred stock—authorized 1,000,000 nonvoting, nonconvertible, redeemable preferred shares at a par value of $0.01 per share (see note 7).

          Issuance of Common Stock Subject to Put Obligations

            In connection with the acquisition of Fremont, the Company issued 86,656 shares of Class A common stock to certain of the former owners of Fremont. Under the terms of the agreements, these shares can be put back to the Company at any time. The purchase price for such stock is the higher of the current fair market value or the fair market value of the Company's common stock on the date of the acquisition of Fremont. Such former owners of Fremont exercised their put options on 14,291 shares in December 2000 and on 12,634 shares in March 2001. The Company has recorded the common stock subject to put options as temporary equity in the accompanying consolidated balance sheets. In May 2001, the Company loaned $1.0 million to such former owners of Fremont. In January 2002, these loans were paid with 14,442 shares subject to the put options. In January 2003, put options on 14,442 shares were exercised for $1.0 million. In July 2003, the Company loaned $1.0 million to such former owners of Fremont; these loans matured on January 2, 2005. In January 2004, put options on 14,442 shares were exercised for $1.0 million. In January 2005, the loans made in July 2003 were paid with 14,442 shares subject to the put option. In February 2005, the remaining 1,963 shares were redeemed by the Company.

(12)    Stock Option Plans

  (a)    Compensation Expense

            On December 31, 2002, the Company extended the exercise period on 40,399 options under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1995 Stock Option Plan (the 1995 Plan). The Company recognized a compensation charge of $1.2 million related to the modification of these options during 2002. On October 1, 2004, the Company extended the exercise period on 18,013 options under the 1995 Plan. The Company recognized a compensation charge of $0.3 million related to the modification of these options during 2004.

            Certain principal shareholders of the Company granted stock appreciation rights to certain members of management. The stock appreciation rights are fully vested. The stock appreciation rights may be settled in cash or stock, at the option of the granting shareholders. In connection with the stock appreciation rights, the Company recognized a benefit of $0.4 million and $0.3 million in 2004 and 2002, respectively, as the value associated with the stock appreciation rights declined. There were no adjustments to the stock appreciation rights in the year ended December 31, 2003, as the fair market value per share of the Company's common stock remained flat during the year.

  (b)    1995 Stock Option Plan

            In February 1995, the Company adopted the 1995 Plan. The 1995 Plan covers officers, directors, and employees of the Company. The Company may issue qualified or nonqualified stock options to purchase up to 215,410 shares of the Company's Class A common stock to employees that will vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 161,596 shares at $1.32 per share. No options have been granted since 1995.

            The per share weighted average fair value of stock options granted during 1995 was $0.69 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

            Stock option activity under the 1995 Plan is summarized as follows:

	2004	2003	2002
Outstanding at January 1:	112,265	112,265	112,265
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31	112,265	112,265	112,265

Exercisable at December 31, 2004	112,265

Stock options available to grant at December 31, 2004	53,813

  (c)    MJD Communications, Inc. Stock Incentive Plan

            In August 1998, the Company adopted FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan (the "1998 Plan"). The 1998 Plan provides for grants of up to 1,317,425 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the board of directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately.

            Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company's common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will record compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. The initial public offering of the Company's common stock that occurred on February 8, 2005, as described note 2, did not trigger exercisability of these options.

            Pursuant to the terms of the grant, options granted in 2000 become exercisable immediately upon vesting. The per share weighted average fair value of stock options granted under the 1998 Plan during 2000 was $58.95 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was nonpublic on the date of the grant, no assumption as to the volatility of the stock price was made.

            Stock option activity under the 1998 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2001	834,952	$9.71
Granted	47,372	36.94
Exercised	—	—
Forfeited	(42,652)	17.31

Outstanding at December 31, 2002	839,672	10.87
Granted	—	—
Exercised	—	—
Forfeited	(3,316)	9.02

Outstanding at December 31, 2003 and 2004	836,356	10.87

Stock options available to grant at December 31, 2004	481,069

Options outstanding			Options exercisable
Exercise price	Number outstanding at December 31, 2004	Remaining contractual life (years)	Number exercisable at December 31, 2004	Weighted average exercise price
$9.02	756,332	3.60	—	$—
14.46	29,183	4.50	—	—
17.31	3,468	5.30	3,468	17.31
36.94	47,373	7.00	—	—

	836,356		3,468	$17.31

            The weighted average remaining contractual life for the options outstanding at December 31, 2004 is 3.8 years.

  (d)    FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan

            In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the 2000 Plan). The 2000 Plan provided for grants to members of management of up to 1,898,521 options to purchase class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Plan to allow for the grant to members of management of up to 1,898,521 shares of restricted stock in addition to shares available for stock options. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and (ii) nonstatutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option.

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

            On August 3, 2001, the Company made an offer to its employees to cancel their existing options issued under the 2000 Plan in exchange for new options to be granted on the date that is on or after six months and one day following the expiration date of the offer. As a result of this offer, 620,562 options were canceled. The remaining shares outstanding under this plan were forfeited during 2001. On March 13, 2002, 166,905 stock options were issued under this exchange offer.

            Restricted stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. In December 2003, 27,382 units were awarded with an aggregate value of $890,000. At December 31, 2004, 26,442 units remain outstanding as 940 units were forfeited in 2004. The Company recognized compensation expense of $177,000 and $15,000 during 2004 and 2003, respectively, related to these awards and will recognize the balance of compensation expense over the remaining vesting period.

            Stock option activity under the 2000 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at December 31, 2001	—	$—
Granted	253,381	36.94
Exercised	—	—
Canceled or forfeited	(22,050)	36.94

Outstanding at December 31, 2002	231,331	36.94
Granted	90,580	36.94
Exercised	—	—
Canceled or forfeited	(21,177)	36.94

Outstanding at December 31, 2003	300,734	36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	(60,096)	36.94

Outstanding at December 31, 2004	240,638	36.94

Stock options available to grant at December 31, 2004	1,631,441

            The remaining contractual life for the options outstanding at December 31, 2004 was 7.85 years, and 103,111 options were exercisable.

            The per share weighted average fair value of stock options granted under the 2000 Plan during 2003, and 2002 were $8.39 and $14.99, respectively, on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted average risk free interest rate of 4.26%, and 5.28% in 2003 and 2002, respectively, and an estimated option life of 10 years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made. No stock options were granted under the 2000 Plan during 2004.

(13)    Discontinued Operations and Restructure Charges

  (a)    Competitive Communications Business Operations

            In October and November of 2001, Carrier Services sold certain assets of its competitive communications operations to Advanced TelCom, Inc., a wholly owned subsidiary of Advance Telcom Group, Inc. and to Choice One. Total proceeds from these sales of assets were $9.0 million in cash and 2,500,000 restricted shares of Choice One common stock (valued at $7.9 million). The Company recorded a net loss of $31.1 million from the sale of these assets. In April 2002, Carrier Services earned an additional 1,000,000 restricted shares of Choice One common stock based on the number of access lines converted to the Choice One operating platform within 120 days after closing. The value of these additional shares, $0.8 million, was recognized as a gain within discontinued operations in 2002.

            In November 2001, in connection with the sale of certain of its assets as previously discussed, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these results are presented as discontinued operations. The Company recognized a total charge of $95.3 million on the disposal of its competitive communications operations, including the $31.1 million loss on the sale of assets; $36.1 million for the write-off of the remaining operating assets, including property, plant, and equipment; and $28.1 million for expenses the Company estimated it would incur during the phase-out period, net of estimated revenue to be received from customers until they were transitioned to other carriers. Estimated expense for the phase-out period included interest expense. Interest expense was allocated to discontinued operations based on the interest incurred by the Company under the Carrier Services credit facility and the two interest rate swaps related to this facility.

            On May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure the obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of FairPoint's series A preferred stock having a liquidation preference equal to the amount of such loans, and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans.

            As a result of this restructuring in 2002, the Company recorded a gain in discontinued operations of $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the May 10, 2002 carrying value of $128.8 million of retired debt ($125.8 million) and related swap obligations ($3.0 million) and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company's series A preferred stock issued ($78.4 million).

            During 2004 and 2003, the Company revised its assumptions on certain lease obligations related to the restructuring accrual and as a result, increased the obligation by $0.1 million in 2004 and reduced the obligation by $0.2 million in 2003. Also during 2004, accrued liabilities associated with the discontinued operations were reevaluated, or settled for less than original estimates and as a result, these obligations were adjusted by $0.6 million.

            Assets and liabilities of discontinued operations of Carrier Services as of December 31, 2004 and 2003 follows (dollars in thousands):

	2004	2003
Accounts receivable	$102	105

Current assets of discontinued operations	$102	105

Accrued liabilities	$(1,141)	(1,516)
Restructuring accrual	(1,071)	(2,682)
Accrued property taxes	(50)	(263)

Current liabilities of discontinued operations	$(2,262)	(4,461)

Restructuring accrual	$(1,580)	(2,571)

Long-term liabilities of discontinued operations	$(1,580)	(2,571)

            Selected information relating to the restructuring charge follows:

Equipment, occupancy, and other lease terminations
Restructuring accrual as of December 31, 2001	$12,310
Adjustments from initial estimated charges	(1,192)
Cash payments	(3,936)

Restructuring accrual as of December 31, 2002	7,182
Adjustments from initial estimated charges	(246)
Cash payments	(1,683)

Restructuring accrual as of December 31, 2003	5,253
Adjustments from initial estimated charges	80
Cash payments	(2,682)

Restructuring accrual as of December 31, 2004	$2,651

  (b)    Rural Local Exchange Carrier Operations

            On September 30, 2003, the Company completed the sale of all of the capital stock owned by Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co., and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. (Golden West). The sale was completed in accordance with the terms of the purchase agreement, dated as of May 9, 2003, with Golden West. The Company received $24.2 million in sales proceeds. The South Dakota properties were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West's operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to fund acquisitions completed in 2003. The operations of these companies are presented as discontinued operations.

            Income from the South Dakota divestiture operations consists of the following (dollars in thousands):

	Nine months ended September 30, 2003	Year ended December 31, 2002
Revenue	$4,028	5,299
Income from discontinued operations	1,929	2,433

            The Company recorded a gain on disposal of the South Dakota companies of $7.7 million.

(14)    Related Party Transactions

          The Company has entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provide certain consulting and advisory services related, but not limited to, equity financings and strategic planning. The Company paid $1.0 million for each of the years ended December 31, 2004, 2003, and 2002 in such fees to the equity investors and this expense is classified within operating expenses. The agreements also provide that the Company will reimburse the equity investors for travel relating to the Company's board of directors meetings. The Company reimbursed the equity investors $123,000, $21,000, and $43,000 for the years ended December 31, 2004, 2003, and 2002, respectively, for travel and related expenses. Per the financial advisory agreements, the advisory and consulting fees to be paid to each of the principal shareholders through December 31, 2006 is $0.5 million per annum. In January 2000, the Company entered into an agreement whereby the Company must obtain consent from its two principal shareholders in order to incur debt in excess of $5.0 million.

          In 2004, a law firm in which a partner of such law firm was a director of the Company through February 8, 2005 was paid $3.5 million, of which $0.1 million was for general counsel services and $3.4 million was for services related to financing and equity offering costs. In 2003, this same law firm was paid $1.3 million, of which $0.4 million was for general counsel services and $0.9 million was for services related to financings. In 2002, this same law firm was paid $0.8 million, of which $0.3 million was for general counsel services, $0.3 million was for services related to the discontinuance of the competitive communications operations, and $0.2 million was for services related to acquisitions.

          A law firm, in which a partner of such law firm is the husband of an executive officer, was paid $4,000, $127,000, and $21,000 for the years ended December 31, 2004, 2003, and 2002, respectively, for legal services and expenses.

          All payments made by the Company for general counsel services and unsuccessful acquisition bids are classified within operating expenses on the consolidated statements of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to successful acquisition bids have been capitalized as direct costs of the acquisitions. All services related to the restructure and discontinuance of the competitive communications operations have been classified in discontinued operations.

          On July 31, 2003, the Company loaned $1.0 million to two employees that are the former owners of Fremont. These loans were settled on January 2, 2005.

(15)    Quarterly Financial Information (Unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands)
2004:
Revenue	$60,985	62,416	65,437	63,807
Loss from continuing operations	(4,608)	(4,765)	(4,225)	(10,755)
Net loss	(4,608)	(4,094)	(4,225)	(10,755)
Basic and diluted loss from continuing operations per share	(0.49)	(0.50)	(0.45)	(1.13)
Basic and diluted loss per share	(0.49)	(0.43)	(0.45)	(1.13)
2003:
Revenue	$55,812	57,285	58,566	59,769
Income (loss) from continuing operations	668	(1,112)	(4,209)	(3,597)
Net income (loss)	1,294	(504)	4,283	(3,402)
Basic and diluted loss from continuing operations per share	(0.12)	(0.56)	(0.44)	(0.38)
Basic and diluted earnings (loss) per share	(0.05)	(0.50)	0.45	(0.36)

          In the fourth quarter of 2004, the Company recognized a $6.0 million nonoperating loss related to the write-off of debt issuance and offering costs associated with an abandoned offering of income deposit securities.

          In the first quarter of 2003, the Company recognized a $3.5 million nonoperating gain on the extinguishment of the senior subordinated notes and the Carrier Services loans, offset by a loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt. In the third quarter of 2003, the Company recognized a gain of $7.7 million on the South Dakota divestiture.

(16)    Disclosures About the Fair Value of Financial Instruments

  (a)    Cash, Accounts Receivable, Accounts Payable, and Demand Notes Payable

            The carrying amount approximates fair value because of the short maturity of these instruments.

  (b)    Investments

            Investments classified as available-for-sale and trading are carried at their fair value, which were approximately $0.0 million and $0.6 million, respectively, at December 31, 2004 and $1.9 million and $0.5 million, respectively, at December 31, 2003 (see note 6 and note 9).

            At December 31, 2004, the Company had cost method investments with a carrying value of $30.4 million. The Company did not estimate the fair value of these investments as to do so would involve significant judgment and a value could not be determined with any degree of accuracy.

  (c)    Long-term Debt

            The fair value of the Company's publicly registered long-term debt is stated at quoted market prices. The fair value of the Company's remaining long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2004 and 2003, the Company had long-term debt with a carrying value of $810.4 million and $825.6 million, respectively, and estimated fair values of $865.2 million and $870.7 million, respectively.

  (d)    Redeemable preferred stock

            The fair value of the Company's redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock. At December 31, 2004 and 2003, the Company's carrying value of its redeemable preferred stock was $116.9 million and $96.7 million, respectively, and estimated fair value was $126.8 million and $97.3 million, respectively.

  (e)    Limitations

            Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17)    Revenue Concentrations

          Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. A substantial portion of revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 25.7%, 26.3%, and 26.3% of the Company's total revenues from continuing operations for the years ended December 31, 2004, 2003, and 2002, respectively.

(18)    Revenue Settlements

          Certain of the Company's telephone subsidiaries participate in revenue-sharing arrangements with other telephone companies for interstate revenue-sharing arrangements and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdiction and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates. The Company recognized $3.1 million, $3.0 million, and $3.1 million of revenue for settlements and adjustments related to prior years during 2004, 2003, and 2002, respectively.

(19)    Commitments and Contingencies

  (a)    Operating Leases

            Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows (dollars in thousands):

	Continuing operations	Discontinued operations
Year ending December 31:
2005	$845	2,446
2006	825	1,835
2007	746	1,529
2008	688	—
2009	534	—
Thereafter	589	—

Total minimum lease payments	$4,227	5,810

Less estimated rentals to be received under subleases		(3,240)

Estimated minimum lease payments included in liabilities of discontinued operations		$2,570

            Total rent expense from continuing operations was $3.2 million, $3.1 million, and $3.1 million in 2004, 2003, and 2002, respectively.

            The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

  (b)    Legal Proceedings

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Within 90 days prior to the filing date of this Annual Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in rule 15d-14(c) of the Exchange Act).

        Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in this Annual Report has been timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in this Annual Report has been accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our restated certificate of incorporation requires our board of directors to have between five and eleven members. In connection with the offering, we restructured our board of directors and appointed the following three independent directors: Patricia Garrison-Corbin, David L. Hauser, and Claude C. Lilly. One additional independent director will be appointed by our board of directors in accordance with our restated bylaws within one year after the closing of the offering.

        The following table sets forth the names and positions of our current directors and executive officers and their ages.

Name	Age	Position
Eugene B. Johnson	57	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer
Peter G. Nixon	52	Chief Operating Officer
Valeri A. Marks	47	President
Walter E. Leach, Jr.	53	Executive Vice President and Chief Financial Officer
Shirley J. Linn	54	Senior Vice President, General Counsel and Secretary
Lisa R. Hood	39	Senior Vice President and Controller
Timothy W. Henry	49	Vice President of Finance and Treasurer
Frank K. Bynum, Jr.	42	Director
Patricia Garrison-Corbin	57	Director
David L. Hauser	53	Director
Claude C. Lilly	58	Director
Kent R. Weldon	37	Director

        Eugene B. Johnson.    Mr. Johnson has served as our Chairman since January 1, 2003 and as our Chief Executive Officer since January 1, 2002. Prior to his current responsibilities, Mr. Johnson was our Chief Development Officer from May 1993 to December 2002 and Vice Chairman from August 1998 to December 2002. Mr. Johnson is a co-founder and has been a director of our company since 1991. From 1997 to 2002, Mr. Johnson served as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies the primary industry organization for small independent telephone companies. From 1987 to 1993, Mr. Johnson served as President and principal shareholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as the director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson currently is chairman of Organization for the Promotion and Advancement of Small Telecommunication Companies' Universal Service Fund committee.

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

        Valeri A. Marks.    In October 2004, Ms. Marks was appointed our President. From 2001 to 2003, Ms. Marks served as Chairman and Chief Executive Officer of Sockeye Networks (which was acquired by Internap Network Services Corporation). From 2000 to 2001, Ms. Marks served as President and Chief Executive Officer of Digital Broadband Communications, Inc. and from 1999 to 2000, she served as President and Chief Executive Officer of the Internet division of SBC Communications, Inc. Ms. Marks is a director of Amerivault, an online data back-up and recovery company.

        Walter E. Leach, Jr.    In July 2004, Mr. Leach was appointed our Executive Vice President and Chief Financial Officer. Mr. Leach has served as our Chief Financial Officer since October 1994 and has served as our Senior Vice President from February 1998 to July 2004. From October 1994 to December 2000, Mr. Leach was our Secretary. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities.

        Shirley J. Linn.    In September 2004, Ms. Linn was appointed our Senior Vice President, General Counsel and Secretary. Ms. Linn has served as our General Counsel since October 2000, our Vice President since October 2000 and our Secretary since December 2000. Prior to joining us, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.

        Lisa R. Hood.    In July 2004, Ms. Hood was appointed our Senior Vice President and Controller. Ms. Hood has served as our Controller since December 1993 and served as our Vice President from December 1993 to July 2004. Prior to joining our company, Ms. Hood served as manager of a local public accounting firm in Kansas. Ms. Hood is certified as a public accountant in Kansas.

        Timothy W. Henry.    Mr. Henry has served as our Vice President of Finance and Treasurer since December 1997. From 1992 to December 1997, Mr. Henry served as Vice President/Portfolio Manager at CoBank, ACB, and managed a $225 million communications loan portfolio, which included responsibility for CoBank's relationship with us.

        Frank K. Bynum, Jr.    Mr. Bynum has served as a director of our company since July 1997. He is also a Managing Director of Kelso & Company. Mr. Bynum joined Kelso & Company in 1987 and has held positions of increasing responsibility at Kelso & Company prior to becoming a Managing Director. Mr. Bynum is a director of Cambridge Display Technology, Inc., Citation Corporation, Endurance Business Media, Inc. and eMarkets, Inc. He is also a Trustee of Prep for Prep and a member of the Board of Trustees of the College Foundation of the University of Virginia. Mr. Bynum has been designated to the board of directors by Kelso Investment Associates V, L.P., or Kelso Investment Associates, and Kelso Equity Partners V, L.P., or Kelso Equity Partners, pursuant to their designation rights under our nominating agreement.

        Patricia Garrison-Corbin.    Ms. Corbin has served as a director of our company since February 2005. She has served as President of P.G. Corbin & Company, Inc., Financial Advisory Services, Municipal Finance, since 1986. Ms. Corbin has also served as President and Chief Information Officer of P.G. Corbin Asset Management, Inc., Fixed Income Investment Management, since 1987. Ms. Corbin has served as Chairman of the Board of Directors of Delancey Capital Group, LP, Equity Investment Management since 1996, and Chairman of the Board of Directors of P.G. Corbin

Group, Inc., Investment and Financial Advisory Services since 1996. Ms. Corbin has also served as a director for the Erie Insurance Company since 1999.

        David L. Hauser.    Mr. Hauser has served as a director of our company since February 2005. He is currently the CFO and Group Vice President of Duke Energy Corp., where he has been employed for 30 years. Mr. Hauser is a certified public accountant and a certified purchasing manager. He is a board member of the Blumenthal Performing Arts Center and is a member of the planning board of the Business Advisory Council for the University of North Carolina at Charlotte, the planning committee for the Motorsports Testing and Research Complex Project, the North Carolina Association of Certified Public Accountants and the American Institute of Certified Public Accountants.

        Claude C. Lilly.    Dr. Lilly has served as a director of our company since February 2005. Dr. Lilly is currently dean and James J. Harris Chair of Risk Management and Insurance in The Belk College of Business Administration at The University of North Carolina at Charlotte. Dr. Lilly has served as Assistant Deputy Insurance Commissioner for the State of Georgia and as a director of several corporations. Mr. Lilly currently serves as a director of Erie Insurance Company. He holds the Chartered Property Casualty Underwriters and Chartered Life Underwriter designations and is a member of numerous professional associations.

        Kent R. Weldon.    Mr. Weldon has served as a director of our company since January 2000. He is currently a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon worked at the firm from 1991 to 1993 and rejoined it in 1995. Prior to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Michael Foods, Inc., Nortek, Inc. and Syratech Corporation. Mr. Weldon has been designated to the board of directors by Thomas H. Lee Equity Fund IV, L.P., which we refer to as THL Equity Fund, pursuant to its designation rights under our nominating agreement.

        Pursuant to our restated certificate of incorporation, our board of directors is divided into three classes. The members of each class, other than the members initially serving as Class I directors or Class II directors, will serve for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in that class will be elected for a three-year term at the annual meeting of stockholders in the year in which their term expires. The classes are comprised as follows:

  •
  Class I directors. Eugene B. Johnson and Patricia Garrison-Corbin are Class I directors whose terms will expire at the first annual meeting of stockholders held after the closing of the offering;

  •
  Class II directors. Frank K. Bynum, Jr. and David L. Hauser are Class II directors whose terms will expire at the second annual meeting of stockholders held after the closing of the offering; and

  •
  Class III directors. Kent R. Weldon and Claude C. Lilly are Class III directors whose terms will expire at the third annual meeting of stockholders held after the closing of the offering.

        Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of the company.

        In connection with the offering, we entered into a nominating agreement with THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners pursuant to which we, acting through our corporate governance committee, agreed, subject to the requirements of our directors' fiduciary duties, that (i) THL Equity Fund will be entitled to designate one Class III director to be nominated for election to our board of directors and Kelso Investment Associates and Kelso Equity Partners will be entitled to designate one Class II director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners own in the aggregate at least 40% of the shares of our common stock which they owned immediately prior to the closing of the offering or (ii) THL Equity Fund will be entitled to designate one Class III director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners own in the aggregate less than 40% and at least 20% of the shares of our common stock which they owned immediately prior to the closing of the offering. In addition, at any time after Kelso Investment Associates and Kelso Equity Partners no longer own any of our common stock, as long as THL Equity Fund and its affiliates own at least 40% of the shares of our common stock which THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners owned immediately prior to the closing of the offering, THL Equity Fund will be entitled to designate one Class II director to be nominated for election to our board of directors in addition to its right to designate one Class III director to be nominated for election to our board of directors.

Committees of the Board of Directors

        Our board of directors has standing audit, compensation and corporate governance committees.

  Audit Committee

        Our audit committee consists of Claude C. Lilly and David L. Hauser. Claude C. Lilly is the chair of the audit committee and David L. Hauser is the audit committee financial expert serving on the audit committee for purposes of the Exchange Act. One additional independent director will be appointed to the audit committee within one year of the closing of the offering. Among other functions, the principal duties and responsibilities of our audit committee are to:

  •
  have direct responsibility for the selection, compensation, retention and oversight of the work of our independent auditors;

  •
  set clear hiring policies for employees or former employees of the independent auditors;

  •
  review, at least annually, the results and scope of the audit and other services provided by our independent auditors and discuss any audit problems or difficulties and management's response;

  •
  review our annual audited financial statement and quarterly financial statements and discuss the statements with management and the independent auditors (including our disclosure in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations");

  •
  review and evaluate our internal control functions;

  •
  review our compliance with legal and regulatory independence;

  •
  review and discuss our earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;

  •
  review and discuss our risk assessment and risk management policies;

  •
  prepare an audit committee report required by the Securities and Exchange Commission to be included in our annual proxy statement; and

  •
  establish procedures regarding complaints received by us or our employees regarding accounting, accounting controls or accounting matters.

        The audit committee is required to report regularly to our board of directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements, the performance and independence of our independent auditors, or the performance of the internal audit function.

  Compensation Committee

        Our compensation committee consists of David L. Hauser, Patricia Garrison-Corbin and Kent R. Weldon. David L. Hauser is the chair of the compensation committee. Among other functions, the principal duties and responsibilities of our compensation committee are to:

  •
  review and approve corporate goals and objectives relevant to our Chief Executive Officer's and other named executive officers' compensation;

  •
  evaluate our Chief Executive Officer's and our other named executive officers' performance in light of their goals and objectives;

  •
  either as a committee, or together with the other independent directors, determine and approve the Chief Executive Officer's and our other named executive officers' compensation;

  •
  make recommendations to our board of directors regarding the salaries, incentive compensation plans and equity-based plans for our employees; and

  •
  produce a compensation committee report on executive compensation as required by the Securities and Exchange Commission to be included in our annual proxy statement or annual report on Form 10-K filed with the Securities and Exchange Commission.

  Compensation Committee Interlocks and Insider Participation

        For the fiscal year ended December 31, 2004, our compensation committee consisted of Anthony J. DiNovi and George E. Matelich. Mr. DiNovi and Mr. Matelich resigned from our board of directors in connection with the offering. None of our executive officers has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of our company or member of our compensation committee.

  Corporate Governance Committee

        Our corporate governance committee consists of Patricia Garrison-Corbin, Claude C. Lilly and Frank K. Bynum, Jr. Patricia Garrison-Corbin is the chair of the corporate governance committee. Among other functions, the principal duties and responsibilities of our corporate governance committee are to:

  •
  identify candidates qualified to become board members, consistent with criteria approved by the board;

  •
  recommend the candidates identified be selected as nominees for the next annual meeting of shareholders;

  •
  develop and recommend to the board a set of corporate governance principles applicable to the corporation; and

  •
  oversee the evaluation of the board and management.

Codes of Ethics

        The Company has adopted a Code of Business Conduct and Ethics, which we refer to as the Code of Conduct, to help the Company achieve the highest business and personal ethical standards as well as compliance with the laws and regulations that apply to the business. The Code of Conduct sets forth basic guiding principles and standards of conduct for all employees, directors and officers of the Company and its subsidiaries and controlled affiliates.

        The Company has adopted a Code of Ethics for Financial Professionals, which we refer to as the Code for Financial Professionals, as required by the Securities and Exchange Commission under Section 406 of the Sarbanes-Oxley Act. The Code for Financial Professionals sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by the Company's senior financial officers, including its Chief Executive Officer, and is a supplement to the Company's Code of Conduct. In addition to applying to the Company's Chief Executive Officer, Chief Financial Officer, Vice President of Finance and Treasurer, Controller and regional controllers, this Code for Financial Professionals applies to all of the other persons employed by the Company who have significant responsibility for preparing or overseeing the preparation of the Company's financial statements and the other financial data included in the Company's periodic reports to the Securities and Exchange Commission and in other public communications made by the Company that are designated from time to time by the Chief Financial Officer as senior financial professionals.

        Copies of the Code of Conduct and the Code for Financial Professionals are available on our web site, www.fairpoint.com, and are also filed as exhibits to this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth information concerning compensation paid to our Chief Executive Officer and our other four most highly compensated executive officers serving as executive officers at the end of fiscal year 2004 (and an additional executive officer who was no longer serving as an executive officer at the end of fiscal year 2004) in the years indicated.

Summary Compensation Table

Long-term Compensation Awards
		Annual Compensation			Awards of Restricted Stock Units	Number of Securities Underlying Options/SARs
Name and Principal Position				Other Annual Compensation(2)			All Other Compensation(3)
	Year	Salary	Bonus(1)
Eugene B. Johnson Chairman and Chief Executive Officer	2004 2003 2002	$350,000 341,923 256,500	$178,500 166,450 69,543	$43,372 45,353 46,093	— — —	— — 67,863	$17,249 13,252 11,038
Peter G. Nixon. Chief Operating Officer	2004 2003 2002	$209,692 198,789 155,000	$78,750 95,200 47,024	$4,360 — —	— 5,947 —	— 23,786 8,419	$10,115 9,690 9,690
Walter E. Leach, Jr. Executive Vice President and Chief Financial Officer	2004 2003 2002	$204,846 199,219 171,074	$153,750 95,200 45,752	$33,895 36,130 20,077	— 4,738 —	— — 77,364	$10,727 11,661 9,822
John P. Duda President(4)	2004 2003 2002	$202,085 189,000 189,081	$50,000 61,625 50,568	$22,921 31,127 37,431	— — —	— — 54,125	$7,719 10,435 10,435
Shirley J. Linn Senior Vice President, General Counsel and Secretary	2004 2003 2002	$193,846 188,758 180,000	$116,400 76,700 40,157	— — —	— 3,553 —	— 14,212 9,209	$9,622 11,379 9,898
Lisa R. Hood Senior Vice President and Controller	2004 2003 2002	$137,069 120,595 114,942	$60,000 30,388 19,208	$4,267 3,772 3,648	— 1,659 —	— 6,633 8,791	$6,724 7,132 6,372

(1)
For the year ended December 31, 2004, represents bonuses which were earned during 2004 and paid in February 2005.

(2)
Reflects the value of certain benefits provided pursuant to employment arrangements.

(3)
Reflects matching contributions made under our 401(k) plan and the value of group term life insurance coverage.

(4)
Mr. Duda served as our President from April 2001 until September 2004. Mr. Duda's employment with us ended effective as of September 30, 2004.

1995 Stock Option Plan

        The FairPoint Communications Inc. (formerly MJD Communications, Inc.) 1995 Stock Option Plan, which we refer to as the 1995 plan, was adopted in February 1995. The 1995 plan provides for the grant of options to purchase up to an aggregate of 215,410 shares of our common stock. The 1995 plan is administered by our compensation committee, which has made discretionary grants of options to our officers, directors and employees. As of December 31, 2004, a total of 112,265 options to purchase shares of our common stock were outstanding under the 1995 plan. Such options all have an exercise price equal to $1.32 per share, and are vested and exercisable.

        The options outstanding under the 1995 plan are vested and exercisable and may be exercised in accordance with the terms of the 1995 plan.

1998 Stock Incentive Plan

        The FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan, which we refer to as the 1998 plan, was adopted in August 1998. The 1998 plan provides for grants to members of management of up to 1,317,425 nonqualified options to purchase our common stock, at the discretion of the compensation committee. As of December 31, 2004, a total of 836,356 options to purchase shares of our common stock were outstanding under the 1998 plan. 756,332 of these options have an exercise price equal to $9.02 per share and are vested, 29,183 have an exercise price equal to $14.46 per share and are vested, 3,468 have an exercise price equal to $17.31 per share and are vested and exercisable and 47,373 of these options have an exercise price equal to $36.94 per share and are vested.

        While all of the options granted under the 1998 plan are vested, these options generally will only become exercisable if there is an exit event (as defined in the 1998 plan) and certain specified thresholds are met. An exit event will occur if (i) Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P. sell all of the shares of common stock they own to one or more third parties or (ii) all or substantially all of our assets are sold. Upon an exit event, options granted under the 1998 plan will become exercisable only if Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P. receive a certain internal rate of return, compounded annually, and determined after giving effect to any exercisable options granted under any of our equity incentive plans. The number of options, if any, that become exercisable upon such an exit event will be based on the price per share of common stock received in the transaction, with the percentage of each option grant becoming exercisable increasing as the price per share increases. Any options that do not become exercisable in connection with an exit event will be cancelled in connection with the exit event.

2000 Employee Stock Incentive Plan

        The FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, which we refer to as the 2000 plan, was adopted in May 2000. The 2000 plan provides for grants to members of our management and other key employees of up to 1,898,521 options to purchase shares of our common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 plan to limit the number of shares available for grant to 448,236. As of December 31, 2004, 240,638 options to purchase shares of our common stock were outstanding under the 2000 plan. Such options have an exercise price of $36.94 per share.

        Options granted under the 2000 plan generally become vested based upon the participant's completion of a minimum period of continued employment with us, with 10% of each option grant becoming vested on the first anniversary of grant, 15% of each option grant becoming vested on the second anniversary of grant and 25% of each option grant becoming vested on each of the third, fourth and fifth anniversaries of grant. Unless otherwise determined by our compensation committee, any options that are not vested upon a participant's termination of employment will be cancelled.

        Any options outstanding under the 2000 plan that are vested and exercisable may continue to be exercised in accordance with the terms of the 2000 plan. Any unvested options under the 2000 plan will continue to become vested and exercisable in accordance with the terms of the 2000 plan.

        In December 2003, we amended the 2000 plan to allow for the grant to members of our management of restricted stock units in addition to stock options. As a result, the 2000 plan provides for the grant to members of management of up to 1,898,521 shares of our common stock represented by restricted stock units and/or options to purchase our common stock, at the discretion of the compensation committee. As of December 31, 2004, 26,442 restricted stock units were outstanding.

        Restricted stock units granted under the 2000 plan generally become vested based upon the participant's completion of a minimum period of continued employment with us, with 33 1/3% of each grant becoming vested on each of the third, fourth and fifth anniversaries of grant. Unless otherwise determined by our compensation committee, if the participant's employment terminates because of the participant's death, disability (as defined in the 2000 plan) or retirement (as defined in the 2000 plan), all of the participant's restricted stock units will become immediately vested. If the participant's employment terminates for any other reason, all unvested restricted stock units will be forfeited and cancelled.

        All of the restricted stock units granted under the 2000 plan are currently unvested. These restricted stock units will continue to become vested in accordance with the terms of the 2000 plan.

        The 2000 plan contains a change in control provision that, if triggered, will potentially accelerate the vesting of options and restricted stock units granted under the 2000 plan. In the event of a change in control (as defined in the 2000 plan), each outstanding option will be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the option exercise price and (ii) the number of shares of common stock covered by such stock option. All restricted stock units granted under the 2000 plan will become vested and shall be immediately deliverable. Notwithstanding the foregoing, if the compensation committee determines before the change in control either that all outstanding awards will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding awards will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally:

  •
  have rights and entitlements (such as vesting, exercisability and payment) that are substantially equivalent to or better than the rights and entitlements of the awards related to our stock;

  •
  have substantially equivalent economic value, at the time of the change in control, to the awards in respect of our stock; and

  •
  provide that, upon the involuntary termination or constructive termination, of the participant's employment, the awards will be deemed vested or exercisable and any restrictions on transfer shall lapse, as the case may be.

2005 Stock Incentive Plan

        The FairPoint Communications, Inc. 2005 Stock Incentive Plan, which we refer to as the 2005 stock incentive plan, was adopted in February 2005. The 2005 stock incentive plan provides for the award to eligible participants of (i) restricted stock and restricted units; (ii) stock options, including incentive stock options (within the meaning of Section 422 of the Internal Revenue Code); (iii) stock appreciation rights; (iv) incentive stock and incentive units; and/or (v) deferred shares and supplemental units.

        A total of 947,441 shares of our common stock are available for award under the 2005 stock incentive plan. The maximum number of shares with respect to which options or stock appreciation rights may be granted to any one participant in any calendar year is 500,000. The maximum number of shares that may be issued under the plan through tax-qualified incentive stock options is 947,441. Shares subject to awards that are forfeited, canceled or otherwise terminated without the issuance of our common stock under the 2005 stock incentive plan will again be available for future awards under the 2005 stock incentive plan. If we undergo a stock dividend, stock split, share combination, extraordinary cash dividend, recapitalization, reorganization, merger, consolidation, split-up, spin-off, combination, exchange of shares or other similar event affecting our common stock, our compensation committee will equitably adjust the number and kind of shares that are available under the 2005 stock incentive plan and that are subject to outstanding options or other awards. Unless our compensation committee determines otherwise, participants will not be entitled to dividends or dividend equivalents with respect to unvested restricted stock awards. Awards may be made to any of our current or prospective directors, officers, employees or consultants. The number of individuals participating in the 2005 stock incentive plan will vary from year to year.

        On February 15, 2005, we awarded 473,716 shares of restricted stock in the aggregate to nine of our employees.

        Our compensation committee will determine the terms for vesting of awards, which may include vesting based on a period of continuous employment, or vesting based on the attainment of one or more of the performance criteria specified in the 2005 stock incentive plan. The shares of restricted stock awarded on the closing date of the offering will generally become vested in four equal annual installments commencing on April 1, 2006 (three equal annual installments for our chief executive officer) and will not be entitled to receive dividends for any period prior to April 1, 2006.

        A participant's termination of employment will have the important consequences described below on outstanding awards under the 2005 stock incentive plan, unless our compensation committee determines otherwise at or after the date of grant. Participants will become vested in a pro-rata portion (based on the number of days employed during the vesting period) of any outstanding restricted stock and restricted units if their employment terminates because of their disability (as defined in the 2005 stock incentive plan), normal retirement (as defined in the 2005 stock incentive plan) or early retirement with the consent of our compensation committee, and will vest in full in the event of death (these terminations are referred to as qualifying terminations). If a participant's employment is terminated for any reason other than a qualifying termination, outstanding unvested restricted stock and restricted units will be forfeited and cancelled unless our compensation committee determines otherwise (or, in the case of our chief executive officer, if he fails to comply with applicable post-employment non-competition restrictions).

        Participants will become vested in any outstanding stock options and stock appreciation rights if their employment terminates as a result of a qualifying termination, and will forfeit any unvested stock options and stock appreciation rights if their employment terminates for any reason other than a qualifying termination. Participants will become vested in a pro-rata portion (based on the number of days employed during the performance period) of any outstanding incentive stock and incentive units that are actually earned based on our performance if their employment terminates as a result of a qualifying termination (with full vesting in the event of death), and will forfeit any outstanding unvested incentive stock and incentive units if their employment terminates for any reason other than a qualifying termination.

        In the event of a change in control (as defined in the 2005 stock incentive plan), all awards other than stock options and stock appreciation rights granted under the 2005 stock incentive plan will become vested and shall be immediately transferable or payable. All outstanding stock options and stock appreciation rights shall, at the discretion of the compensation committee, become fully exercisable or be canceled in exchange for a payment in cash equal to the product of (i) the excess of the change in control price over the option exercise price or stock appreciation right base price, as applicable, and (ii) the number of shares of common stock covered by such stock option or stock appreciation right. Notwithstanding the foregoing, if the compensation committee determines before the change in control either that all outstanding awards will be honored or assumed by the acquirer, or alternative awards with equal or better terms will be made available, such outstanding awards will not be canceled, their vesting and exercisability will not be accelerated, and there will be no payment in exchange for such awards. Any alternative awards offered must generally:

  •
  be based on stock that is traded on an established securities market, or that will be so traded within 60 days of the change in control;

  •
  have rights and entitlements (such as vesting, exercisability and payment) that are substantially equivalent to or better than the rights and entitlements of the awards related to our stock;

  •
  have substantially equivalent economic value, at the time of the change in control, to the awards in respect of our stock; and

  •
  provide that, upon the involuntary termination or constructive termination of the participant's employment (including a relocation of the participant's principal place of work to a location more than 50 miles from the pre-change in control location), the awards will be deemed vested or exercisable and any restrictions on transfer shall lapse, as the case may be.

        Awards under the 2005 stock incentive plan will generally not be assignable or transferable other than by will or by the laws of descent and distribution, except that the compensation committee may permit certain transfers to the participant's family members or to certain entities controlled by the participant or his or her family members.

        The 2005 stock incentive plan will expire on the day prior to the first meeting of our stockholders in 2009 at which directors will be elected. However, the board of directors or our compensation committee may at any time, and from time to time, amend, modify or terminate the 2005 stock incentive plan. The expiration of the term of the 2005 stock incentive plan, or any amendment, suspension or termination, will not adversely affect any outstanding award held by a participant without the consent of the participant. However, our compensation committee may, in its absolute discretion, alter or amend any of the provisions of the 2005 stock incentive plan if such alteration or amendment would be required to comply with Section 409A of the Internal Revenue Code or any regulations promulgated thereunder.

        The following table sets forth the awards of restricted stock under our 2005 stock incentive plan which were granted to the executive officers named in our management table on February 15, 2005:

Name	Number of Shares of Common Stock Underlying Awards Under our 2005 Stock Incentive Plan
Eugene B. Johnson	189,488
Peter G. Nixon	56,846
Valeri A. Marks	44,213
Walter E. Leach, Jr.	94,744
Shirley J. Linn	44,213
Lisa R. Hood	18,948
Timothy W. Henry	9,474

Annual Incentive Plan

        In February 2005, the Company adopted the FairPoint Communications, Inc. Annual Incentive Plan, or the annual incentive plan, that provides for the award of incentive bonuses to our named executive officers and certain of our other officers and employees. Each year our compensation committee will establish target incentive bonuses for participants in the annual incentive plan and will select the eligible participants and performance criteria for that year for a participant or group of participants.

        The actual bonus payable to a participant, which may equal, exceed or be less than the target bonus, will be determined based on whether the applicable performance targets are met, exceeded or not met. Performance targets may be based on one or more of the following criteria: (i) revenue growth; (ii) earnings before interest, taxes, depreciation and amortization; (iii) operating income; (iv) pre- or after-tax income; (v) cash flow; (vi) cash flow per share; (vii) net earnings; (viii) earnings per share; (ix) return on equity; (x) return on invested capital; (xi) return on assets; (xii) economic value added (or an equivalent metric); (xiii) share price performance; (xiv) total shareholder return; (xv) improvement in or attainment of expense levels; (xvi) improvement in or attainment of working capital levels; (xvii) debt reduction; or (xviii) any other criteria our compensation committee in its sole discretion deems appropriate. The maximum bonus payable to a participant in any plan year is $1,000,000.

        Bonuses will generally be payable as soon as practicable after our compensation committee certifies that the applicable performance criteria have been obtained, and will generally be payable only if the participant remains employed with us through the end of the plan year, subject to the discretion of our compensation committee to allow payment after a participant's termination of employment.

        If a participant in the plan dies, becomes disabled or retires prior to the end of any plan year, our compensation committee may award to the participant (or his or her estate or legal representative) a partial bonus as it determines appropriate based on the portion of the year the participant worked. In addition, our compensation committee may require that a portion of a participant's annual incentive bonus be payable in shares of common stock, options or other stock-based awards granted under our 2005 stock incentive plan described above, which awards may also be subject to additional vesting or other restrictions determined by our compensation committee.

        The annual incentive plan will be administered by our compensation committee, which may delegate its authority except to the extent that it relates to the compensation of our named executive officers or any other individual whose compensation the board of directors or the compensation committee reasonably believes may become subject to Section 162(m) of the Internal Revenue Code. The annual incentive plan will expire one day prior to the date of the first meeting of our stockholders in 2009 at which directors will be elected. However, our compensation committee may at any time amend, suspend, discontinue or terminate the annual incentive plan, provided that any such amendment, suspension, discontinuance or termination does not adversely affect participants' rights without their consent. The determination of our compensation committee on all matters relating to the annual incentive plan will be final and binding on us, participants and all other interested parties.

        Section 162(m) of the Internal Revenue Code generally limits the ability of a public corporation to deduct compensation greater than $1,000,000 paid with respect to a particular year to an individual who is, on the last day of that year, the corporation's chief executive officer or one of its four other most highly compensated executive officers, other than compensation that is "performance based" within the meaning of Section 162(m). Under a special rule that applies to corporations that become public through an initial public offering, this limitation generally will not apply to compensation that is paid pursuant to the plans described above before the first meeting of our stockholders in 2009 at which directors will be elected.

Option/SAR Grants in Last Fiscal Year

        There were no options or SARs granted during fiscal year 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

        The following table sets forth the information with respect to the named executive officers set forth in the Summary Compensation Table concerning the exercise of options during fiscal year 2004, the number of securities underlying options as of December 31, 2004 and the year-end value of all unexercised in-the-money options held by such individuals.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Numbers of Securities Underlying Unexercised Options/SARs At Fiscal Year End (#) Exercisable/Unexercisable	Value of Unexercised In The Money Options/SARs at Fiscal Year End ($) Exercisable/Unexercisable(1)
Eugene B. Johnson	0	0	55,767/278,934	$694,055/$2,146,642
Peter G. Nixon	0	0	6,423/50,678	— /$279,347
Walter E. Leach, Jr.	0	0	58,023/139,553	— /$1,379,410
John P. Duda(2)	0	0	18,013/77,691	$309,463/$933,574
Shirley J. Linn	0	0	7,116/19,858	— /$65,731
Lisa R. Hood	0	0	3,831/35,991	— /$254,456

(1)
Represents the difference between the exercise price and $18.50 per share of our common stock (the price to the public in the offering).

(2)
Mr. Duda's employment with the Company ended effective as of September 30, 2004.

Director Compensation

        During fiscal 2004, we provided Daniel G. Bergstein, a director of the Company during fiscal 2004, and his immediate family with certain medical benefits and provided Mr. Bergstein with a leased automobile as compensation for his services as a director. For fiscal 2005, our non-employee directors will receive an annual fee of $45,000 for serving as directors and an annual fee of $5,000 for serving as the chair of our compensation committee or corporate governance committee and an annual fee of $10,000 for serving as the chair of our audit committee.

Compensation Committee Policies

        Our compensation committee, as chartered by our board of directors, annually evaluates the performance of Eugene B. Johnson as our Chairman of the Board and Chief Executive Officer and reports the results of its evaluation to our board of directors. The evaluation is based principally upon objective criteria, including business performance, accomplishment of strategic and financial objectives, development of management and other matters relevant to our short-term and long-term success and the maximization of shareholder return. The results of the compensation committee's evaluation are communicated to Mr. Johnson and are considered by the committee in its deliberations with respect to Mr. Johnson's compensation. All determinations regarding Mr. Johnson's compensation are made by the compensation committee and thereupon reported to our board of directors. The compensation committee similarly determines the compensation of the Company's other executive officers, after discussions with Mr. Johnson, taking into account such executives' annual goals and performance.

Employment Agreements

  Eugene B. Johnson

        In December 2002, we entered into an employment agreement with Mr. Johnson, pursuant to which we named Mr. Johnson Chief Executive Officer of the Company and/or Chairman of the Company's Board of Directors from December 31, 2002 to December 31, 2006. The employment agreement provides that Mr. Johnson will receive an annual base salary of $350,000 and an annual discretionary bonus, and Mr. Johnson shall be entitled to participate in all incentive, savings, stock option and retirement plans, practices, policies and programs applicable generally to other senior management. The employment agreement also provides that upon (i) the expiration of Mr. Johnson's employment period, or (ii) the termination of Mr. Johnson's employment as Chief Executive Officer without cause, Mr. Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Mr. Johnson and his wife until each has reached age 65, the accelerated vesting of all options granted to Mr. Johnson under the Company's 1998 plan and 2000 plan and extension of Mr. Johnson's right to exercise all of his vested options under the 1995 plan and the 2000 plan within certain time periods. If we terminate Mr. Johnson for cause or he voluntarily resigns he is not entitled to any benefits under the employment agreement. If Mr. Johnson's employment is terminated without cause during the term of his employment agreement he is entitled to receive payment of his salary as of the termination event for two years, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. Upon the expiration of the term of Mr. Johnson's employment agreement at December 31, 2006, unless extended, he is entitled to receive payment of his salary as of such expiration date for one year thereafter, subject to suspension for a breach of Mr. Johnson's covenant not to compete with us. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Mr. Johnson and us.

        In October 2004, we entered into a letter agreement with Mr. Johnson pursuant to which we extended his right to exercise the options granted to him under the 1995 plan until May 21, 2008, subject to the terms of the 1995 plan. In addition, Mr. Johnson agreed that in connection with any public offering of equity securities by us prior to May 21, 2008, Mr. Johnson will be offered the same rights and will be subject to the same obligations in connection with any such offering as our executive officers then in office.

  Walter E. Leach

        In January 2000, we entered into an employment agreement with Walter E. Leach, Jr., which agreement expired on December 31, 2003. In December 2003, we entered into a letter agreement with Mr. Leach, supplementing and modifying his employment agreement. The letter agreement provides that following the expiration of his employment agreement, Mr. Leach shall continue as an employee at will. During this period, Mr. Leach is entitled to receive certain benefits. The letter agreement also provides that upon termination of Mr. Leach's employment by us without cause (including upon a change of control), Mr. Leach is entitled to receive from us in a lump sum payment an amount equal to his base salary as of the date of termination for a period of twelve months, plus all accrued and unpaid base salary and benefits as of the date of termination. In addition, Mr. Leach is also entitled to receive continued long term disability, term life insurance and medical benefits following his termination for twelve months following such date of termination.

  Peter G. Nixon, Valeri A. Marks and Shirley J. Linn

        In November 2002, we entered into a letter agreement with each of Mr. Nixon and Ms. Linn, and in October 2004, we entered into a letter agreement with Ms. Marks. The letter agreements provide that upon the termination of each person's respective employment with us without cause, each person is entitled to receive from us in a lump sum payment an amount equal to twelve months of such executive's base salary as of the date of termination, plus the continuation of certain benefits, including medical benefits, for twelve months.

  John P. Duda

        In October 2004, we entered into an agreement with Mr. Duda. The agreement provides that Mr. Duda's last day of employment with us was September 30, 2004 and that we will provide Mr. Duda with certain benefits, including a separation payment equivalent to fifty-two weeks of base salary, medical and disability benefits through September 30, 2005 and eligibility for a discretionary bonus and any discretionary 401(k) corporate performance awards for the year ended December 31, 2004 on a pro rata basis. In addition, the letter agreement provides that (i) Mr. Duda's right to exercise the options granted to him under the 1995 plan will be extended until May 21, 2008, subject to the terms of the 1995 plan, (ii) the options granted to him under the 1998 plan will remain in effect pursuant to the agreements governing such options, (iii) the vested options granted to him under the 2000 plan will terminate unless exercised within 60 days of his last day of employment and any unvested options thereunder will terminate on his last day of employment and (iv) in connection with any public offering of equity securities by us prior to May 21, 2008, Mr. Duda will be offered the same rights and will be subject to the same obligations in connection with any such offering as our executive officers then in office.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding beneficial ownership of our common stock as of February 28, 2005 for (i) each executive officer named in the "Summary Compensation Table", (ii) each director, (iii) all executive officers and directors as a group and (iv) each person who beneficially owns 5% or more of the outstanding shares of our common stock.

        The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Shares Beneficially Owned(1)
	Number	%
Executive Officers and Directors:
Eugene B. Johnson(2)	137,712	0.4%
Peter G. Nixon(3)	10,270	*
Walter E. Leach, Jr.(4)	77,364	0.2%
John P. Duda(5)	18,013	*
Shirley J. Linn(6)	7,722	*
Lisa R. Hood(7)	7,449	*
Frank K. Bynum, Jr.(8)	3,448,590	10.0%
Patricia Garrison-Corbin	0	—
David L. Hauser	0	—
Claude C. Lilly	0	—
Kent R. Weldon(9)	4,066,731	11.8%
All Executive Officers and Directors as a group (13 persons)(10)	7,777,223	22.5%

5% Stockholders:
Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P.(8) 320 Park Avenue, 24th Floor New York, New York 10022	3,448,590	10.0%
Thomas H. Lee Equity Fund IV, L.P. and affiliates(11) 100 Federal Street, 35th Floor Boston, Massachusetts 02110	4,066,731	11.8%

*
Less than .1%.

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 34,452,716 shares of our common stock outstanding as of February 28, 2005 (which does not include 473,716 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements).

(2)
With respect to shares beneficially owned: (i) includes 55,767 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 278,934 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days and (iii) does not include 189,488 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(3)
With respect to shares beneficially owned: (i) includes 8,527 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 42,627 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 5,947 shares of our common stock underlying unvested restricted stock units and (iv) does not include 56,846 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(4)
With respect to shares beneficially owned: (i) includes 77,364 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 115,474 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 4,738 shares of our common stock underlying unvested restricted stock units and (iv) does not include 94,744 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(5)
With respect to shares beneficially owned: (i) includes 18,013 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) does not include 77,691 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days.

(6)
With respect to shares beneficially owned: (i) includes 7,722 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 15,699 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 3,553 shares of our common stock underlying unvested restricted stock units and (iv) does not include 44,213 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(7)
With respect to shares beneficially owned: (i) includes 6,028 shares of common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 32,135 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 1,659 shares of our common stock underlying unvested restricted stock units and (iv) does not include 18,948 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(8)
Share amounts include 3,112,861 shares of our common stock owned by Kelso Investment Associates and 335,729 shares of our common stock owned by Kelso Equity Partners V, L.P. Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P., due to their common control, could be deemed to beneficially own each other's shares, but each disclaims such beneficial ownership. Joseph S. Schuchert, Frank T. Nickell, Thomas R. Wall, IV, George E. Matelich, Michael B. Goldberg, David I. Wahrhaftig, Frank K. Bynum, Jr., Philip E. Berney, Frank J. Loverro and Michael B. Lazar may be deemed to share beneficial ownership of shares of our common stock owned of record by Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P., by virtue of their status as general partners of the general partner of Kelso Investment Associates V, L.P. and as general partners of Kelso Equity Partners V, L.P. Messrs. Schuchert, Nickell, Wall, Matelich, Goldberg, Wahrhaftig, Bynum, Berney, Loverro and Lazar share investment and voting power with respect to securities owned by Kelso Investment Associates V, L.P. and Kelso Equity Partners V, L.P., but disclaim beneficial ownership of such securities.

(9)
Shares beneficially owned include 3,397,096 shares owned by Thomas H. Lee Equity Fund IV, L.P., 116,258 shares owned by Thomas H. Lee Foreign Fund IV, L.P., 329,936 shares owned by Thomas H. Lee Foreign Fund IV-B, L.P. and 1,193 shares owned by Thomas H. Lee Investors Limited Partnership. Due to his position as a Managing Director of Thomas H. Lee Partners, L.P., Mr. Weldon may be deemed to share voting and investment power with other investors with respect to the shares beneficially owned by such entities. Mr. Weldon disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. In addition, Mr. Weldon owns 2,777 shares of common stock.

(10)
With respect to shares beneficially owned: (i) includes 173,421 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 595,721 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 15,897 shares of our common stock underlying unvested restricted stock units and (iv) does not include 457,926 shares of restricted stock awarded under our 2005 stock incentive plan on February 15, 2005, which shares are subject to certain vesting requirements.

(11)
Shares beneficially owned include 3,397,096 shares owned by Thomas H. Lee Equity Fund IV, L.P., 116,258 shares owned by Thomas H. Lee Foreign Fund IV, L.P., 329,936 shares owned by Thomas H. Lee Foreign Fund IV-B, L.P., 22,086 shares owned by Thomas H. Lee Charitable Investment, L.P., 1,196 shares owned by Thomas H. Lee Investors Limited Partnership and 200,162 shares owned by certain individuals affiliated with Thomas H. Lee Partners, L.P. Thomas H. Lee Advisors, LLC, the general partner of Thomas H. Lee Partners, L.P., which is the sole member of THL Equity Advisors IV, LLC, which in turn is the general partner of each of Thomas H. Lee Equity Fund IV, L.P., Thomas H. Lee Foreign Fund IV, L.P. and Thomas H. Lee Foreign Fund IV-B, L.P., is controlled by a managing group comprised of C. Hunter Boll, Anthony J. DiNovi, Thomas M. Hagerty, David V. Harkins, Thomas H. Lee, Scott A. Schoen and Scott M. Sperling.

  Thomas H. Lee Charitable Investment, L.P. is controlled by Thomas H. Lee as its general partner. Thomas H. Lee also controls Thomas H. Lee Investors Limited Partnership as the sole stockholder of its general partner, THL Investment Management Corp.

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information" for a table detailing securities authorized for issuance under our equity compensation plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Financial Advisory Agreements

        We entered into a Management Services Agreement with THL Equity Advisors IV, LLC, dated as of January 20, 2000, and an Amended and Restated Financial Advisory Agreement, dated as of January 20, 2000, with Kelso & Company, pursuant to which THL Equity Advisors IV, LLC and Kelso & Company provided us certain consulting and advisory services related, but not limited to, equity financings and strategic planning. In the year ended December 31, 2004, we paid advisory fees and out of pocket expenses of approximately $1,122,755 in the aggregate to THL Equity Advisors IV, LLC and Kelso & Company. In connection with the offering, we terminated these agreements and paid a transaction fee of $8.4 million to Kelso & Company. However, our obligations with respect to the indemnification of Kelso & Company against certain liabilities incurred in connection with the provision of advisory services survive.

Legal Services

        Daniel G. Bergstein, a director of the Company during fiscal 2004, is a senior partner of Paul, Hastings, Janofsky & Walker LLP, a law firm which provides legal services to us. In the year ended December 31, 2004, we paid Paul Hastings approximately $3,511,782 for legal services and expenses.

Stockholders Agreements, Nominating Agreement and Registration Rights Agreements

        In connection with our January 2000 equity financing and recapitalization, we entered into a stockholders agreement with our stockholders, dated as of January 20, 2000, pursuant to which, among other things, THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners had the right to designate members to our board of directors. We also entered into a registration rights agreement with certain of our stockholders, dated as of January 20, 2000, pursuant to which such stockholders had the right in certain circumstances, and subject to certain conditions, to require us to register shares of our common stock held by them under the Securities Act.

        In connection with the offering, we terminated our existing stockholders agreement and entered into a nominating agreement with THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners pursuant to which we, acting through our corporate governance committee, agreed, subject to the requirements of our directors' fiduciary duties, that (i) THL Equity Fund will be entitled to designate one Class III director to be nominated for election to our board of directors and Kelso Investment Associates and Kelso Equity Partners will be entitled to designate one Class II director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners own in the aggregate at least 40% of the shares of our common stock which they owned immediately prior to the closing of the offering or (ii) THL Equity Fund will be entitled to designate one Class III director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners own in the aggregate less than 40% and at least 20% of the shares of our common stock which they owned immediately prior to the closing of the offering. In addition, at any time after Kelso Investment Associates and Kelso Equity Partners no longer owns any of our common stock, as long as THL Equity Fund and its affiliates own at least 40% of the shares of our common stock which THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners owned immediately prior to the closing of the offering, THL Equity Fund will be entitled to designate one Class II director to be nominated for election to our board of directors in addition to its right to designate one Class III director to be nominated for election to our board of directors.

        In connection with the offering, we terminated our existing registration rights agreement and entered into a new registration rights agreement with THL Equity Fund, certain affiliates of THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners, certain other significant stockholders and certain members of our management, which we refer to as the affiliate registration rights agreement. The affiliate registration rights agreement requires us to use our commercially reasonable efforts to file with the Securities and Exchange Commission on the 181st day following the closing of the offering a shelf registration statement covering the shares of our common stock held by such parties and to use our commercially reasonable efforts to have such shelf registration statement declared effective by the Securities and Exchange Commission as soon as reasonably practicable thereafter.

Founder Compensation Arrangements

        Daniel G. Bergstein, Jack H. Thomas, Meyer Haberman and Eugene B. Johnson, our founding stockholders, have entered into an arrangement with Walter E. Leach, Jr. and John P. Duda pursuant to which such stockholders have agreed to provide compensation to Mr. Leach and Mr. Duda upon the occurrence of certain specified liquidation events with respect to us, based on our value at the time of any such liquidation event. In connection with the offering, our founding stockholders will satisfy their obligations to Mr. Leach and Mr. Duda pursuant to this arrangement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees paid or payable to KPMG LLP, which we refer to as KPMG, relating to the audit of the Company's 2004 consolidated financial statements and the fees billed to the Company in 2004 by KPMG for other professional services:

Audit Fees	$528,995
Audit-Related Fees	1,712,549
Tax Fees	304,910
All Other Fees	0

        Audit-Related Fees consist of fees for assurance and related services that are reasonable related to the performance of the audit or review of the Company's financial statements. This category includes services associated with the offering, including the related registration statements, research and consultation related to our implementation of the Sarbanes-Oxley Act, due diligence related to acquisitions and divestitures and consulting related to financial accounting and reporting standards.

        Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

        Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG and has concluded that it is.

        Our audit committee's pre-approval policy provides that our independent auditor shall not provide services that have the potential to impair or appear to impair the independence of the audit role. The pre-approval policy requires our independent auditor to provide an annual engagement letter to our audit committee outlining the scope of the audit services proposed to be performed during the fiscal year. Upon the audit committee's acceptance of and agreement with such engagement letter, the services within the scope of the proposed audit services shall be deemed pre-approved pursuant to the policy.

        The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services and requires the specific pre-approval by the audit committee, prior to engagement, of such services, other than audit services covered by the annual engagement letter. In addition, services to be provided by our independent auditor that are not within the category of pre-approved services must be approved by the audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

        Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both management and the independent auditors, and must include a detailed description of the services to be provided and a joint statement confirming that the provision of the proposed services does not impair the independence of the independent auditors.

        The audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee is prohibited from delegating to management its responsibilities to pre-approve services to be performed by our independent auditor.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

        The financial statements filed as part of this Annual Report are listed in the index to the financial statements under "Item 8. Financial Statements and Supplementary Information", which index to the financial statements is incorporated herein by reference. In addition, certain financial statements of equity method investments owned by us are included as exhibits 99.1, 99.2 and 99.3 to this Annual Report.

Exhibits

        The exhibits filed as part of this Annual Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: March 24, 2005	By:	/s/ EUGENE B. JOHNSON Name: Eugene B. Johnson Title: Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EUGENE B. JOHNSON Eugene B. Johnson	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 24, 2005
/s/ WALTER E. LEACH, JR. Walter E. Leach, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2005
/s/ LISA R. HOOD Lisa R. Hood	Senior Vice President and Controller (Principal Accounting Officer)	March 24, 2005
/s/ FRANK K. BYNUM, JR. Frank K. Bynum, Jr.	Director	March 24, 2005
/s/ PATRICIA GARRISON-CORBIN Patricia Garrison-Corbin	Director	March 24, 2005
/s/ DAVID L. HAUSER David L. Hauser	Director	March 24, 2005
/s/ CLAUDE C. LILLY Claude C. Lilly	Director	March 24, 2005
/s/ KENT R. WELDON Kent R. Weldon	Director	March 24, 2005

Exhibit Index

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated as of April 18, 2003 and as amended June 20, 2003, by and among FairPoint, Community Service Communications, Inc., Community Service Telephone Co. and Commtel Communications, Inc.(1)
2.2
Stock Purchase Agreement, dated as of May 9, 2003, by and among Golden West Telephone Properties, Inc., MJD Services Corp., Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co.(2)
2.3	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.*
3.2	Amended and Restated By-Laws of FairPoint.*
4.1	Indenture, dated as of May 24, 2000, by and between FairPoint and United States Trust Company of New York, relating to FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3)
4.2	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.3
Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of May 24, 2000 between FairPoint and the United States Trust Company of New York.*
4.4	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.*
4.5	Form of 144A Senior Subordinated Note due 2010.(3)
4.6	Form of Regulation S Senior Subordinated Note due 2010.(3)
4.7	Form of Initial Senior Note due 2010.(4)
4.8	Form of Exchange Senior Note due 2010.(4)
10.1
Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.*
10.2
Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.*
10.3	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.*
10.4
Amended and Restated Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.*

10.5	Form of Swingline Note.*
10.6	Form of RF Note.*
10.7	Form of B Term Note.*
10.8	Amended and Restated Tax Sharing Agreement, dated November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Nominating Agreement, dated as of February 8, 2005.*
10.10	Affiliate Registration Rights Agreement, dated as of February 8, 2005.*
10.11	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(4)
10.12	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(6)
10.13	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and John P. Duda.(6)
10.14	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(7)
10.15	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.16	Letter Agreement, dated as of October 25, 2004, by and between FairPoint and Valeri A. Marks.(6)
10.17	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.18	FairPoint 1995 Stock Option Plan.(3)
10.19	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.20	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(8)
10.21	FairPoint 2005 Stock Incentive Plan.*
10.22	FairPoint Annual Incentive Plan.(6)
10.23	Form of Restricted Stock Agreement.*
14.1	FairPoint Code of Business Conduct and Ethics.*
14.2	FairPoint Code of Ethics for Financial Professionals.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Deloitte & Touche LLP.*
23.3	Consent of Kiesling Associates LLP.*
31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *†
99.1	Audited financial statements for the Orange County-Poughkeepsie Limited Partnership for the years ended December 31, 2004, 2003 and 2002.*
99.2
Audited financial statements for the Illinois Valley Cellular RSA 2-I Partnership for the years ended December 31, 2002 and 2001 and unaudited financial statements for the six months ended June 30, 2003.*
99.3
Audited financial statements for the Illinois Valley Cellular RSA 2-III Partnership for the years ended December 31, 2002 and 2001 and unaudited financial statements for the six months ended June 30, 2003.*

*
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

(2)
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

(6)
Incorporated by reference to the registration statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(7)
Incorporated by reference to the annual report of FairPoint for the year ended 1999, filed on Form 10-K.

(8)
Incorporated by reference to the annual report of FairPoint for the year ended 2003, filed on Form 10-K.

QuickLinks

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART II
INDEX TO FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2004 and 2003 (Amounts in thousands, except per share data)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Deficit) Years ended December 31, 2004, 2003 and 2002 (Amounts in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (Loss) Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2004, 2003 and 2002 (Dollars in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2004, 2003 and 2002
PART III
Summary Compensation Table
PART IV
SIGNATURES
Exhibit Index