Form 10-Q
period 2005-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2005-05-16
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-56365

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3725229
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

521 East Morehead Street, Suite 250 Charlotte, North Carolina	28202
(Address of Principal Executive Offices)	(Zip Code)

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

        As of May 12, 2005, there were 35,023,152 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

        Documents incorporated by reference: None

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2005 and 2004	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
	Signatures	32

PART I—FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

        Some statements in this Quarterly Report are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

  •
  future performance generally,

  •
  our dividend policy and expectations regarding dividend payments,

  •
  business development activities,

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

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission, or the SEC. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

Item 1.    Financial Statements.

        Except as otherwise required by the context, references in this Quarterly Report to "FairPoint," "our company," "we," "us," or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries. Except as otherwise required by the context, all references to the "Company" refer to FairPoint Communications, Inc. excluding its subsidiaries.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash	$6,492	3,595
Accounts receivable, net	27,079	30,203
Other	6,300	6,805
Deferred income tax, net	714	—
Assets of discontinued operations	90	102

Total current assets	40,675	40,705

Property, plant, and equipment, net	243,888	252,262

Other assets:
Investments	38,068	37,749
Goodwill	468,508	468,508
Deferred income tax, net	92,459	—
Deferred charges and other assets	17,043	19,912

Total other assets	616,078	526,169

Total assets	$900,641	819,136

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$10,535	14,184
Current portion of long-term debt and other long-term liabilities	531	624
Demand notes payable	377	382
Accrued interest payable	1,129	16,582
Other accrued liabilities	16,237	15,872
Dividends payable	7,788	—
Liabilities of discontinued operations	2,246	2,262

Total current liabilities	38,843	49,906

Long-term liabilities:
Long-term debt, net of current portion	589,599	809,908
Preferred shares subject to mandatory redemption	—	116,880
Liabilities of discontinued operations	1,369	1,580
Deferred credits and other long-term liabilities	4,122	12,667

Total long-term liabilities	595,090	941,035

Commitments and contingencies
Minority interest	10	11

Common stock subject to put options	—	1,136

Stockholders' equity (deficit):
Common stock	350	94
Additional paid-in capital	631,560	198,519
Unearned compensation	(8,402)	—
Accumulated deficit	(360,523)	(371,565)
Accumulated other comprehensive income, net	3,713	—

Total stockholders' equity (deficit)	266,698	(172,952)

Total liabilities and stockholders' equity (deficit)	$900,641	819,136

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Revenues	$61,665	60,985

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	32,036	30,079
Depreciation and amortization	13,010	12,401
Stock-based compensation	407	44

Total operating expenses	45,453	42,524

Income from operations	16,212	18,461

Other income (expense):
Net gain (loss) on sale of investments and other assets	(178)	184
Interest and dividend income	552	304
Interest expense	(16,970)	(25,662)
Equity in net earnings of investees	2,656	2,415
Realized and unrealized losses on interest rate swaps	—	(86)
Other nonoperating	(86,164)	—

Total other expense	(100,104)	(22,845)

Loss before income taxes	(83,892)	(4,384)
Income tax (expense) benefit	94,934	(223)
Minority interest in income of subsidiaries	—	(1)

Net income (loss)	$11,042	(4,608)

Weighted average shares outstanding:
Basic	23,913	9,468

Diluted	24,006	9,468

Earnings (loss) per share
Basic	$0.46	$(0.49)

Diluted	$0.46	$(0.49)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended March 31,
	2005		2004
	(In thousands)
Net income (loss)		$11,042		(4,608)

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding loss arising during period	$—		(436)
Less reclassification for gain included in net income	—	—	(147)	(583)

Cash flow hedges:
Change in net unrealized gain, net of tax of $2,237		3,713		—
Reclassification adjustment		—		77

Other comprehensive income (loss)		3,713		(506)

Comprehensive income (loss)		$14,755		(5,114)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,042	(4,608)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Dividends and accretion on shares subject to mandatory redemption	2,362	4,739
Loss on preferred stock subject to mandatory redemption	9,899	—
Deferred income taxes	(95,694)	—
Amortization of debt issue costs	711	1,151
Depreciation and amortization	13,010	12,401
Loss on early retirement of debt	76,265	—
Income from equity method investments	(2,656)	(2,415)
Other non cash items, net	575	(686)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	2,742	1,266
Accounts payable and accrued expenses	(19,028)	2,045
Income taxes	(666)	(317)
Other assets/liabilities	14	54

Total adjustments	(12,466)	18,238

Net cash provided by (used in) operating activities of continuing operations	(1,424)	13,630

Cash flows from investing activities of continuing operations:
Net capital additions	(4,660)	(6,939)
Distributions from investments	2,240	4,241
Net proceeds from sales of investments and other assets	175	230
Other, net	(181)	(138)

Net cash used in investing activities of continuing operations	(2,426)	(2,606)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	432,092	—
Debt issue costs paid	(7,488)	(1,284)
Proceeds from issuance of long-term debt	573,409	64,010
Repayments of long-term debt	(793,690)	(72,349)
Payment of fees and penalties associated with early retirement of long term debt	(59,754)	—
Payment of deferred transaction fee	(8,445)	—
Proceeds from exercise of stock options	184	—
Repurchase of preferred and common stock	(129,278)	(1,001)

Net cash provided by (used in) financing activities of continuing operations	7,030	(10,624)

Net cash contributed from continuing operations to discontinued operations	(283)	(415)

Net increase (decrease) in cash	2,897	(15)
Cash, beginning of period	3,595	5,603

Cash, end of period	$6,492	5,588

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1)    Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of March 31, 2005 and for the three month period ended March 31, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint's results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)    Initial Public Offering and Other Transactions

(a) General

        On February 8, 2005, the Company consummated an initial public offering, or the offering, of 25,000,000 shares of its common stock, par value $.01 per share, or common stock, at a price to the public of $18.50 per share.

        In connection with the offering, the Company entered into a new senior secured credit facility, or the credit facility, with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent. The credit facility is comprised of a revolving facility in an aggregate principal amount of $100 million (less amounts reserved for letters of credit) and a term facility in an aggregate principal amount of $588.5 million (including a $22.5 million delayed draw facility). The revolving facility has a six year maturity and the term facility has a seven year maturity. The offering, the credit facility and the transactions described below are referred to herein collectively as the transactions.

        The Company used the gross proceeds of $462.5 million from the offering together with borrowings of $566.0 million under the term facility of the credit facility as follows:

  •
  $176.7 million to repay in full all outstanding loans under the Company's old credit facility (including accrued interest);

  •
  $122.1 million to repurchase $115.0 million aggregate principal amount of the Company's 9 1/2% senior subordinated notes due 2008, or the 9 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $51.8 million to repurchase $50.8 million aggregate principal amount of the Company's floating rate callable securities due 2008, or the floating rate notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $193.4 million to repurchase $173.1 million aggregate principal amount of the Company's 12 1/2% senior subordinated notes due 2010, or the 12 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $274.9 million to repurchase $223.0 million aggregate principal amount of the Company's 11 7/8% senior notes due 2010, or the 11 7/8% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

  •
  $129.2 million to repurchase all of the Company's series A preferred stock subject to mandatory redemption, or the series A preferred stock, from the holders thereof (together with accrued and unpaid dividends thereon);

  •
  $10.6 million to repay a substantial portion of the Company's subsidiaries' outstanding long-term debt (including accrued interest);

  •
  $7.0 million to repay in full a promissory note issued by the Company in connection with a past acquisition;

  •
  $18.4 million to invest in temporary investments pending the redemption of the 9 1/2% notes and the floating rate notes not tendered in the tender offers for such notes; and

  •
  $44.4 million to pay fees and expenses, including underwriting discounts of $27.8 million, $8.2 million of debt issuance costs associated with the credit facility and a transaction fee of approximately $8.4 million paid to Kelso & Company, one of the Company's investors.

        On March 10, 2005, the Company used the $18.4 million which it had invested in temporary investments, together with $6.6 million of cash on hand, to redeem the $0.2 million aggregate principal amount of the 9 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes and the $24.2 million aggregate principal amount of the floating rate notes (including accrued interest) that were not tendered in the tender offer for such notes.

        On May 2, 2005, the Company used $22.4 million of borrowings under the delayed draw facility of the credit facility to redeem the $19.9 million aggregate principal amount of the 12 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes. In connection with such redemption, a premium of $1.2 million was recorded and an additional $0.3 million of existing debt issuance costs has been subsequently charged off, resulting in the recognition of a loss of $1.5 million for retirement of debt subsequent to March 31, 2005.

        The Company reported other expense in the amount of $86.2 million, comprised of a $76.3 million loss on early retirement of debt and a $9.9 million loss on redemption of series A preferred stock. With respect to the $76.3 million loss on early retirement of debt, $16.5 million was recorded for the write-off of existing debt issuance costs and the remaining $59.8 million was fees and penalties.

(b)    Issuance of Common Stock

        On January 28, 2005, the Company effected a 5.2773714 for one reverse stock split of the common stock, which has been given retroactive effect in the accompanying financial statements. In connection with the offering, the Company reclassified all of its class A common stock and class C common stock on a one-for-one basis into a single class of common stock of which 200 million shares are authorized. After the stock split, but prior to the issuance of any new shares in the offering, 9,451,719 shares of common stock were outstanding. All common stock issued and outstanding has a $0.01 par value.

        The Company received gross proceeds of $462.5 million from the offering and incurred $30.4 million in costs related to the offering that have been allocated to paid-in capital.

(c)    Dividends

        The Company has adopted a dividend policy under which a substantial portion of the cash generated by the Company's business in excess of operating needs, interest and principal payments on indebtedness, dividends on future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of its common stock, rather than retained and used for other purposes.

        On March 3, 2005, the Company declared a dividend of $0.22543 per share of common stock, which was paid on April 15, 2005 to holders of record as of March 31, 2005.

(3)    Income Taxes

        The Company's accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

        The Company recorded an income tax benefit of $94.9 million for the three months ended March 31, 2005. The income tax benefit and effective tax rate was primarily impacted by unusual items occurring during the quarter. Income tax benefits of $28.0 million were recognized due to the taxable loss in the quarter resulting from losses on the extinguishment of debt. In addition, the Company recognized income tax benefits of $66.0 million from the reduction of the deferred tax valuation allowance. The income tax benefit also includes $1.6 million for an adjustment to record the Company's net deferred tax assets at an expected federal income tax rate of 35% (from 34%), in anticipation of higher levels of taxable income in subsequent periods. During the three months ended March 31, 2004, income tax expense was $0.2 million related primarily to income taxes owed in certain states.

        The valuation allowance for deferred tax assets as of December 31, 2004 was $66.0 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering, the Company has reduced its aggregate long term debt and expects a significant reduction in its annual interest expense. When considered together with the Company's history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, the Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

(4)    Stock-Based Compensation

        The Company accounts for its stock option plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB

No. 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, or SFAS No. 123, permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

        The Company granted 473,716 shares of restricted common stock to certain employees concurrently with the closing of the offering. These shares vest over periods ranging from three to four years. In connection with this grant, the Company recorded unearned compensation of $8.8 million, which has been reduced to $8.4 million as of March 31, 2005 as a result of compensation expense of $0.4 million recorded in the first quarter of 2005.

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been:

	Three months ended March 31,
	2005	2004
	(In thousands, except per share amounts)
Net income (loss), as reported	$11,042	$(4,608)
Stock-based compensation expense included in reported net income, net of tax	254	44
Stock-based compensation determined under fair value based method, net of tax	(348)	(239)

Pro forma net income (loss)	$10,948	$(4,803)

Basic and diluted earnings per share, as reported	$0.46	$(0.49)

Basic and diluted earnings per share, pro forma	$0.46	$(0.51)

        In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an adverse impact on the Company's income from operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the table above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company has elected to adopt the provisions of SFAS

No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.

(5)    Acquisitions

        On May 2, 2005, the Company completed the acquisition of Berkshire Telephone Corporation, or Berkshire. The purchase price was approximately $20.9 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services. Berkshire's communities of service are adjacent to those of Taconic Telephone Corp., one of the Company's subsidiaries. The acquisition is referred to herein as the Berkshire acquisition. The Berkshire acquisition will be accounted for using the purchase method of accounting for business combinations.

        On April 22, 2005, the Company entered into an agreement to acquire Bentleyville Communications Corporation, or Bentleyville, for approximately $11.0 million, subject to adjustment based on whether the amount of Bentleyville's cash and cash equivalents is greater than or less than $1.5 million at closing. Bentleyville provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to the Company's existing operations in Pennsylvania. The acquisition is referred to herein as the Bentleyville acquisition. The Bentleyville acquisition is expected to close during the third quarter of 2005, pending approval by Bentleyville's stockholders and receipt of regulatory approvals.

(6)    Discontinued Operations and Restructure Charges

        In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, FairPoint Carrier Services, Inc., or Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these operating results are presented as discontinued operations.

        Net liabilities of discontinued competitive communications operations as of March 31, 2005 and December 31, 2004 were $3.5 million and $3.7 million, respectively. The remaining restructuring accrual at March 31, 2005 was $2.4 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2004 to March 31, 2005 was comprised of payments towards the lease obligations.

(7)    Interest Rate Swap Agreements

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, management enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on certain interest payments to fixed cash flows. Under the terms of the interest rate swaps, the Company pays a variable rate plus an additional payment if the variable rate payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate.

        In connection with the credit facility, on February 8, 2005, the Company entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the term loans under the credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under the credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under the credit facility at 5.76% until December 31, 2007. These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three months ended March 31, 2005. At March 31, 2005, the fair market value of these swaps was approximately $6.0 million and has been recorded, net of tax of $2.2 million, as an increase in comprehensive income. Of the $6.0 million, $0.8 million has been included in other accrued liabilities as a current liability and $6.8 million has been included in deferred charges and other assets.

        On April 7, 2005, the Company entered into two additional interest rate swap agreements which will fix the interest rate on approximately $50.0 million of the term loans under the credit facility at 6.69% beginning on April 29, 2005 and ending on March 31, 2011 and fix the interest rate on approximately $50.0 million of the term loans under the credit facility at 6.72% beginning on June 30, 2005 and ending on March 31, 2012. These interest rate swaps also qualify as cash flow hedges for accounting purposes.

        During 2004, the Company had two interest rate swap agreements with a combined notional amount of $50.0 million which expired in May 2004. Amounts receivable or payable under these interest rate swap agreements were accrued at each balance sheet date and included as adjustments to realized and unrealized gains (losses) on interest rate swaps because these interest rate swap agreements were not considered effective accounting hedges.

(8)    Investments

        The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows:

	December 31, 2004	September 30, 2004
	(In thousands)
Current assets	$1,545	6,190
Property, plant and equipment, net	34,525	30,797
Total assets	$36,070	36,987

Current liabilities	$3,682	372
Partners' capital	32,388	36,615

	$36,070	36,987

	Three months ended December 31,
	2004	2003
	(In thousands)
Revenues	$40,881	37,027
Operating income	33,511	30,411
Net income	33,774	30,741

        The Company's investments also include investments in nonmarketable securities accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

(9)    Long Term Debt

        Long term debt at March 31, 2005 and December 31, 2004 is shown below:

	March 31, 2005	December 31, 2004
	(In thousands)
Senior secured notes, variable rates ranging from 4.94% to 5.44% at March 31, 2005, due in 2011	$566,000	—
Senior secured notes, variable rates ranging from 6.44% to 8.75% at December 31, 2004, due 2005 to 2007	—	182,357
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	—	115,207
Variable rate notes, 6.4875% at December 31, 2004	—	75,000
Senior subordinated notes, 12.50%, due 2010	19,924	193,000
Senior notes, 11.875%, due 2010	2,050	225,000
Senior notes to RTFC:
Fixed rate, 9.20%, due 2009	2,156	2,278
Variable rate, 6.15% at December 31, 2004, due 2009	—	3,415
Subordinated promissory notes, 7.00%, due 2005	—	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 4.96% to 10.78%, due 2005 to 2016	—	6,034
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	—	1,141

Total outstanding long-term debt	590,130	810,432
Less current portion	(531)	(524)

Total long-term debt, net of current portion	$589,599	809,908

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2005 are as follows:

Year ending March 31,
(In thousands)
2006	$531
2007	558
2008	588
2009	479
2010	—
Thereafter	587,974

$590,130

        The Company entered into the credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. On the closing date of the offering (February 8, 2005), the Company drew

$566.0 million against the term facility. The Company incurred approximately $8.9 million of debt issuance costs.

        The term facility matures in February 2012 and the revolving facility matures in February 2011.

        Borrowings bear interest, at the Company's option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in the credit facility) plus an applicable margin (at March 31, 2005, the Eurodollar rates on the variable rate debt under the credit facility ranged from 4.94% to 5.44%) or (b) the Base rate (as defined in the credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under the credit facility are 2.0% and 1.0%, respectively. Interest with respect to Base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

        The credit facility provides for payment to the lenders of a commitment fee on any unused commitments equal to 0.5% per annum, payable quarterly in arrears, as well as other fees.

        The credit facility requires certain mandatory prepayments, including first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the revolving facility and/or to reduce revolving facility commitments with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds the Company receives from the issuance of permitted securities and, at certain times if the Company is not permitted to pay dividends, with 50% of the increase in the Company's Cumulative Distributable Cash (as defined in the credit facility) during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million.

        The credit facility provides for voluntary prepayments of the revolving facility and the term facility and voluntary commitment reductions of the revolving facility, subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

        The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with the Company's affiliates.

        The credit facility restricts the Company's ability to declare and pay dividends on its common stock as follows:

  •
  For the quarters ending March 31, 2005 and June 30, 2005, the Company is permitted to pay dividends as long as no default or event of default under the credit facility has occurred and is continuing and the Company has at least $10 million of cash on hand (including unutilized commitments under the credit facility's revolving facility); and

  •
  For quarters ending after June 30, 2005, the Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. "Available cash" is defined in the credit facility as Adjusted EBITDA minus interest expense, capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), cash taxes, repayments of indebtedness (unless funded by debt or equity), cash consideration paid for acquisitions (unless funded by debt or equity), cash paid to make certain investments (unless funded by debt or equity), and non-cash items excluded from Adjusted EBITDA and paid in cash. "Adjusted EBITDA" is defined in the credit facility as (a) the sum of Consolidated Net Income (which is defined in the credit facility and includes distributions from investments), plus the following to the extent deducted from Consolidated Net Income: provision for taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, minus (b) gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income for the period. The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would occur as a consequence of such payment, if the Company's leverage ratio is above 5.00 to 1.00 or if the Company does not have at least $10 million of cash on hand (including unutilized commitments under the credit facility's revolving facility).

The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

        The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of March 31, 2005, a letter of credit had been issued for $1.0 million.

        The credit facility is guaranteed, jointly and severally, subject to certain exceptions, by all first tier subsidiaries of the Company. The Company has provided to Deutsche Bank Trust Company Americas, as collateral agent for the benefit of the lenders under the credit facility and certain hedging creditors under permitted hedging agreements, collateral consisting of (subject to certain exceptions) 100% of the Company's equity interests in the subsidiary guarantors and certain other intermediate holding company subsidiaries. Newly acquired or formed direct or indirect subsidiaries of the Company which own equity interests of any subsidiary that is an operating company will be required to provide the collateral described above.

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

(10)    Earnings Per Share

        Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock units, shares of restricted common stock and shares that could be issued under outstanding stock options. At March 31, 2005, diluted weighted average shares of common stock outstanding included 93,183 shares associated with outstanding stock options.

        The number of potential shares of common stock excluded from the calculation of diluted net income (loss) per share, prior to the application of the treasury stock method, is as follows:

	Three months ended March 31,
	2005	2004
	(In thousands)
Contingent stock options	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	241	416
Restricted stock awards	474	—
Restricted stock units	26	27

	1,574	1,276

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries. The discussion should be read in conjunction with FairPoint's Consolidated Financial Statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

        We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with approximately 276,167 access line equivalents (voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of March 31, 2005.

        We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. We have acquired 31 such businesses, 27 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 residents. All of our telephone company subsidiaries qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

        Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is generally limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced minimal wireline competition and minimal competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

        Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition and the introduction of digital subscriber line services. We have not been immune to these conditions. We have been able to mitigate our access line loss through bundling services, retention programs, continued community involvement and a variety of other focused programs.

        Despite our net loss of voice access lines, we have generated growth in our revenues each year since 1999. We have accomplished this by providing our customers with services not previously available in most of our markets, such as enhanced voice and data services, including high speed data services, and through acquisitions.

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC has jurisdiction over interstate and international communications services. State telecommunications regulators exercise jurisdiction over intrastate communications services.

        On February 8, 2005, we consummated the offering and entered into the credit facility. We used net proceeds received from the offering, together with borrowings under the term facility of the credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. On May 2, 2005, we redeemed the remaining outstanding 12 1/2% notes.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retained and used such cash for other purposes.

        As a result of the offering, we will incur higher expenses as a public company. These expenses will include additional accounting and finance expenses, audit fees, legal fees and increased premiums for director and officer liability insurance. We estimate that these additional expenses will be approximately $2.0 million annually.

Revenues

        We derive our revenues from:

  •
  Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

  •
  Universal Service Fund high cost loop support. We receive payments from the Universal Service Fund to support the high cost of our operations in rural markets. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased, and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund have declined and will likely continue to decline.

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

  •
  Long distance services. We receive revenues from long distance services we provide to our residential and business customers. In addition, Carrier Services provides communications providers not affiliated with us with wholesale long distance services.

  •
  Data and Internet services. We receive revenues from monthly recurring charges for services, including high speed data, special access, private lines, Internet and other services.

  •
  Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Revenues		% of Revenues
	Three months ended March 31,		Three months ended March 31,
Revenue Source
	2005	2004	2005	2004
	(In thousands)
Local calling services	$15,617	15,581	25%	26%
Universal service fund-high cost loop	4,796	5,452	8	9
Interstate access revenues	16,880	16,907	27	28
Intrastate access revenues	10,083	10,711	16	18
Long distance services	4,682	4,044	8	6
Data and Internet services	5,592	4,027	9	6
Other services	4,015	4,263	7	7

Total	$61,665	60,985	100%	100%

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

  •
  Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options, restricted stock units and restricted stock granted to our executive officers, and stockholder appreciation rights agreements granted to one of our current executive officers and one of our former executive officers. The stockholder appreciation rights agreements were all settled during March of 2005.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  On May 2, 2005, we completed the Berkshire acquisition for a purchase price of approximately $20.9 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to those of Taconic Telephone Corp., one of the Company's subsidiaries.

  •
  On April 22, 2005, we entered into an agreement and plan of merger under which Bentleyville would become an indirect wholly owned subsidiary of the Company and Bentleyville's stockholders would receive approximately $11.0 million in the aggregate, subject to adjustment based on whether the amount of Bentleyville's cash and cash equivalents is greater than or less than $1.5 million at closing. Bentleyville, which has approximately 3,586 access line equivalents, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania. The Bentleyville acquisition is expected to close during the third quarter of 2005, pending approval by Bentleyville's stockholders and receipt of regulatory approvals.

  •
  During 2004, we did not complete any acquisitions.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions. Management currently intends to fund future acquisitions through the use of the revolving facility of our credit facility or additional financing. However, our substantial amount of indebtedness and our dividend policy could restrict our ability to obtain such financing on acceptable terms or at all.

Stock Based Compensation

        In February 2005, we issued 473,716 shares of restricted stock under our 2005 Stock Incentive Plan. This issuance will result in recognition of an additional compensation expense of approximately $2.2 million in 2005. In addition, 473,725 shares of our common stock may be issued in the future pursuant to awards authorized under our 2005 Stock Incentive Plan which could result in an additional compensation expense. Non-cash compensation charges associated with restricted stock units and restricted stock was $0.4 million for the three months ended March 31, 2005. We did not recognize any additional charges associated with stockholder appreciation rights that were settled during the first quarter of 2005.

        Non-cash compensation charges associated with restricted stock units were $44,000 for the three months ended March 31, 2004.

Results of Operations—Three Month Period Ended March 31, 2005 Compared with Three Month Period Ended March 31, 2004

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter comparison of financial results is not necessarily indicative of future results:

	Three months ended March 31,
	2005	2004
Revenues	100.0%	100.0%
Operating expenses	52.0	49.3
Depreciation and amortization	21.1	20.3
Stock based compensation	0.7	0.1

Total operating expenses	73.8	69.7

Income from operations	26.2	30.3

Net (loss) gain on sale of investments and other assets	(0.3)	0.3
Interest and dividend income	0.9	0.5
Interest expense	(27.5)	(42.1)
Equity in net earnings of investees	4.3	4.0
Realized and unrealized losses on interest rate swaps	—	(0.1)
Other non-operating, net	(139.7)	—

Total other expense	(162.3)	(37.4)

Loss from continuing operations before income taxes	(136.1)	(7.1)
Income tax benefit (expense)	154.0	(0.4)

Net income (loss)	17.9%	(7.5)%

Revenues

        Revenues.    Revenues increased $0.7 million to $61.7 million in 2005 compared to $61.0 million in 2004. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues remained the same at $15.6 million in 2005 and 2004. Voice access lines decreased 2.5% from the first quarter of 2004 and declined sequentially from the fourth quarter of 2004 by 0.4%. Despite the decline in access lines, revenues remained the same due to the implementation of Basic Service Calling Areas in Maine which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local service.

        Universal service fund high cost loop.    Universal Service Fund high cost loop receipts decreased $0.7 million to $4.8 million in 2005 from $5.5 million in 2004. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect that this trend will continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

        Interstate access revenues.    Interstate access revenues were $16.9 million for the three month period in 2005 and 2004. Increased revenues due to the recovery of allowable expenses are being offset by revenue reductions due to returns on a lower rate base.

        Intrastate access revenues.    Intrastate access revenues decreased $0.6 million from $10.7 million in 2004 to $10.1 million in 2005. The decrease was mainly attributed to declines in minutes of use and rate reductions implemented in Maine that effectively shifted revenues to local calling services, but also resulted in an overall decline in revenues.

        Long distance services.    Long distance services revenues increased $0.6 million from $4.0 million in 2004 to $4.6 million in 2005. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of March 31, 2005 was 40.9% of voice access lines as compared to 32.3% for the first quarter of 2004.

        Data and Internet services.    Data and Internet services revenues increased $1.6 million from $4.0 million in 2004 to $5.6 million in 2005. This increase is due primarily to increases in high speed data customers as we continue to aggressively market our broadband services. Our high speed data subscribers increased from 25,042 as of March 31, 2004 to 36,917 as of March 31, 2005 and represents 15.4% penetration of voice access lines.

        Other services.    Other revenues declined $0.3 million from $4.3 million in 2004 to $4.0 million in 2005. The decrease is mainly associated with reductions in billing and collections revenues as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

  Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $1.9 million to $32.0 million in 2005 from $30.1 million in 2004. Expenses related to broadband and long distance services increased $1.6 million. This was driven primarily by the increase in our high speed data initiatives and long distance revenue growth. Billing expenses associated with the conversion and outsourcing of the billing function increased $0.4 million. Operating expenses also increased quarter over quarter as a result of being a public company. To date, these expenses have primarily resulted from the increased cost of directors and officers liability insurance.

        Depreciation and amortization.    Depreciation and amortization increased $0.6 million to $13.0 million in 2005 from $12.4 million in 2004.

        Stock based compensation.    For the three months ended March 31, 2005, stock-based compensation associated with restricted stock awards and restricted stock units was $407,000. During the three months ended March 31, 2004, stock-based compensation associated with restricted stock units was $44,000.

        Income from operations.    Income from operations decreased $2.3 million to $16.2 million in 2005 from $18.5 million in 2004. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues.

        Other income (expense).    Total other expense increased $77.3 million to $100.1 million in 2005 from $22.8 million in 2004. Interest expense decreased $8.7 million to $17.0 million in 2005 from $25.7 million in 2004, mainly attributable to the transactions which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which also substantially reduced dividends and accretion on our series A preferred stock for the three months ended March 31, 2005, which under SFAS 150, were being reported as interest expense. The repurchase of our series A preferred stock and refinancing of our existing credit facility and high yield debt resulted in significant charges of $86.2 million due to fees and penalties paid on the redemption and for the write-off of unamortized debt issuance costs.

        Income tax (expense) benefit.    Income tax benefits of $28.9 million were recorded primarily due to the taxable loss in the quarter driven by the expenses incurred from the transactions. In addition, we reported income tax benefits of $66.0 million from the recognition of deferred tax benefits from the reversal of the deferred tax valuation allowance resulting from the company's expectation of generating future taxable income following the transactions. During the three months ended March 31, 2004, the income tax expense relates primarily to income taxes owed in certain states. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The tax rate for the first quarter of 2005 was approximately 113.2%, as compared to 5.1% for 2004. The higher tax rate in 2005 resulted primarily from unusual items occurring during the first quarter, which included a reduction of the valuation allowance for deferred tax assets of $66.0 million and deferred tax benefits of $28.0 million related to the extinguishment of debt. The income tax benefit for 2005 also includes $1.6 million for an adjustment of our net deferred tax assets to an expected federal income tax rate of 35% from 34%, in anticipation of higher levels of taxable income in subsequent periods. Exclusive of unusual items affecting the tax rate, we are anticipating an effective annual tax rate of 40.4% for 2005.

        Net income (loss).    Net income was $11.0 million in 2005 as compared to a loss of $4.6 million in 2004. The differences between 2005 and 2004 are a result of the factors discussed above.

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments, which are expected to be approximately $41.0 to $43.0 million in 2005 taking into account our capital structure costs before and after the transactions (including interest rate swap agreements), primarily related to our credit facility (this estimate does not take into account the pending Bentleyville acquisition or any other potential acquisitions in 2005); (ii) capital expenditures, which are expected to be approximately $27.0 to $28.0 million in 2005; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions.

        On March 3, 2005, we declared a dividend of $0.22543 per share of our common stock, which was paid on April 15, 2005 to holders of record as of March 31, 2005. In accordance with our dividend policy, we currently intend to continue to pay quarterly dividends at an annual rate of $1.59125 per share for the four fiscal quarters ending March 31, 2006. However, we are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the sole discretion of our board of directors and will depend upon, among other things, our results of operations, our financial condition, future developments that could differ materially from our current expectations, including competitive or technological developments (which could, for example, increase our need for capital expenditures), acquisition opportunities or other factors.

        We expect to fund our operations, interest expense, capital expenditures and dividend payments on our common stock for the next twelve months from cash from operations and borrowings under our credit facility. To fund future acquisitions, we intend to use borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

        For the three months ended March 31, 2005 and 2004, cash provided by (used in) operating activities of continuing operations was $(1.4) million and $13.6 million, respectively. As a result of the transactions, accrued interest balances were reduced by $15.5 million, resulting in a significant use of cash from operating activities for the three months ended March 31, 2005.

        Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled amortization payments under our credit facility's term facility which matures in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. In addition, borrowings under our credit facility bear interest at variable interest rates. In connection with the offering, on February 8, 2005, we entered into three interest rate swap agreements which fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 6.11% until December 31, 2009, fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.98% until December 31, 2008 and fixed the interest rate on approximately $130.0 million of the term loans under our credit facility at 5.76% until December 31, 2007. On April 7, 2005, we entered into two additional interest rate swap agreements which will fix the interest rate on approximately $50.0 million of the term loans under our credit facility at 6.69% beginning on April 29, 2005 and ending on March 31, 2011 and fix the interest rate on approximately $50.0 million of the term loans under our credit facility at 6.72% beginning on June 30, 2005 and ending on March 31, 2012. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        Based on the dividend policy with respect to our common stock, we may not have any significant cash available to meet any unanticipated liquidity requirements, other than available borrowings, if any, under our revolving facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

        We used net proceeds received from the offering, together with approximately $566.0 million of borrowings under the term facility of our credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. On May 2, 2005, we redeemed the remaining outstanding 12 1/2% notes with borrowings of $22.4 million under the delayed draw facility of our credit facility.

        Net cash used in investing activities from continuing operations was $2.4 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively. These cash flows primarily reflect net capital expenditures of $4.7 million and $6.9 million for the three months ended March 31, 2005 and 2004, respectively. Offsetting capital expenditures were distributions from investments of $2.2 million and $4.2 million for the three months ended March 31, 2005 and 2004, respectively. The $4.2 million received in 2004 includes a one time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. These distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments. In addition, we have been advised that one of these partnerships has adjusted its pricing structure. Based on such adjustments, the amount of future distributions from this partnership will decrease. Future price adjustments, if any, may result in a significant decrease in distributions from this partnership. Historically, the amount of distributions from this partnership represented a material portion of our cash flow.

        Net cash provided by financing activities from continuing operations was $7.0 million for the three months ended March 31, 2005. Net cash used in financing activities from continuing operations was $10.6 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, net proceeds from the issuance of common stock of $432.1 million was used for the net repayment of long term debt of $220.3 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $59.8 million, to pay a deferred transaction fee of $8.4 million and pay debt issuance costs of $7.5 million. For the three months ended March 31, 2004, these cash flows primarily represent net repayment of long term debt of $8.3 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures constitute an attractive use of our cash flow. Net capital expenditures were approximately $4.7 million for the three months ended March 31, 2005.

        On May 2, 2005, we used $22.3 million of borrowings under our credit facility's revolving facility to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire's debt). We intend to use additional borrowings under the revolving facility to fund the Bentleyville acquisition, which we expect to close in the third quarter of 2005.

        Our old credit facility consisted of an $85.0 million revolving loan facility, of which $45.0 million was available at December 31, 2004, and two term facilities, a tranche A term loan facility of

$40.0 million with $40.0 million outstanding at December 31, 2004 that was to mature on March 31, 2007 and a tranche C term loan facility with $102.4 million outstanding as of December 31, 2004 that was to mature on March 31, 2007. We repaid all of the borrowings under our old credit facility with a portion of net proceeds from the offering together with borrowings under our credit facility.

        Our credit facility consists of a $100.0 million revolving facility, of which $83.7 million was available at May 11, 2005, that matures in February 2011 and a term facility of $588.5 million with $588.5 million outstanding at May 11, 2005 that matures in February 2012. Net borrowings under the revolving facility were $15.3 million from February 8, 2005 through May 11, 2005 and were used primarily to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire's debt). A $1.0 million letter of credit was also outstanding as of May 11, 2005. On March 11, 2005 and April 29, 2005, we entered into technical amendments to our credit facility.

        In 1998, the Company issued $125.0 million aggregate principal amount of the 9 1/2% notes and $75.0 million aggregate principal amount of the floating rate notes. Both series of these notes were to mature on May 1, 2008. On February 9, 2005, we repurchased $115.0 million principal amount of the 9 1/2% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining outstanding 9 1/2% notes and floating rate notes on March 10, 2005.

        In 2000, the Company issued $200.0 million aggregate principal amount of the 12 1/2% notes. These notes were to mature on May 10, 2010. On February 9, 2005, we repurchased $173.1 million principal amount of the 12 1/2% notes tendered pursuant to the tender offer for such notes. We redeemed the remaining outstanding 12 1/2% notes on May 2, 2005.

        In 2003, the Company issued $225.0 million aggregate principal amount of the 11 7/8% notes. These notes mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. $2.0 million principal amount of the 11 7/8% notes remains outstanding.

        For a summary description of our credit facility and the 11 7/8% notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness" in our Annual Report on Form 10-K for the year ended December 31, 2004.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2005 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$531	$531	$—	$—	$—
Long term debt	589,599	—	1,146	479	587,974
Operating leases(1)	9,192	3,139	4,438	1,047	568
Non-compete agreements	4	4	—	—	—
Minimum purchase contract	7,226	6,380	846	—	—

Total contractual cash obligations	$606,552	$10,054	$6,430	$1,526	$588,542

(1)
Real property lease obligations of $5.2 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $4.0 million are also included.

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2005, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments (1)	$5,950	(857)	4,577	2,230	—

(1)
Fair value of interest rate swaps at March 31, 2005 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. The settlement period related to (i) the 2001 to 2002 monitoring period lapses on September 30, 2005 and (ii) the 2003 to 2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any pending or future proceedings that could impact our entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

        Accounting for income taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes as well as estimating an annual effective tax rate for purposes of allocating income tax expense to interim periods. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision, or reduce our tax benefit in our consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

        We had $251.9 million in federal and state net operating loss carry forwards as of December 31, 2004. On February 8, 2005, we completed the offering which resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our net operating loss carry forwards and other tax attributes. In addition, as a result of the offering, we have substantially reduced our aggregate long term debt and expect a significant reduction in our annual interest expense. When considered together with our history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, we expect that future taxable income will more likely than not be sufficient to recover net deferred tax assets. We have analyzed both positive and negative evidence and have concluded that the transactions resulted in a significant change in circumstances that results in positive evidence to support that it is more likely than not that the deferred tax asset will be utilized in the future, prior to the expiration of the net operating loss carryforwards. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $250.0 million prior to the expiration of the net operating loss carryforwards in 2024. Current projections indicate that the net operating losses will be fully utilized by 2011.

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

        Goodwill was $468.5 million at March 31, 2005.

        We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have an adverse impact on our income from operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-Based Compensation table (see Note 4). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We have elected to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the first annual reporting period that begins after June 15, 2005.

Inflation

        We do not believe inflation has a significant effect on our operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2005, approximately 70% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness outstanding at March 31, 2005 increased by 10%, our interest expense would have increased, and our loss from continuing operations before taxes would have increased, by approximately $0.2 million for the three months ended March 31, 2005.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was approximately $6.0 million at March 31, 2005. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties. In connection with our credit facility, we are using three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 5.76% to 6.11%. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 6.69% beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 6.72% beginning on June 30, 2005, and ending on March 31, 2012.

        Our Annual Report on Form 10-K for the year ended December 31, 2004 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Item 4. Controls and Procedures.

        As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In making this evaluation, we have considered certain control deficiencies (as described below) identified in a letter, dated May 12, 2005, from KPMG LLP, or KPMG, our independent registered accounting firm, to the Audit Committee of our board of directors.

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.

        As a result of errors that occurred in connection with our calculation of basic and diluted earnings per share for the three month period ended March 31, 2005, KPMG identified a material weakness in our internal controls with respect to our controls over the calculation of earnings per share. Specifically, KPMG stated that our controls over the calculation of earnings per share are not specifically designed to identify all potential errors in the calculation, including adequate review of the analysis. KPMG further stated that as a result of this deficiency, our management did not detect certain material errors in previously reported earnings per share amounts in a timely manner. In addition, KPMG identified a significant deficiency in our internal controls with respect to our lack of sufficient depth of accounting and financial reporting personnel for the complex nature of our business.

        In response to the material weakness and significant deficiency in internal controls identified above, we are in the process of implementing disclosure control enhancements, policies and procedures, including:

  •
  Adding additional levels of review and oversight with respect to our computation of earnings per share;

  •
  Retaining another "Big 4" accounting firm as a consultant with respect to the preparation and review of our income tax reporting and certain non-recurring and/or unusual transactions; and

  •
  Adding additional staff to our accounting team, including a Vice President of Internal Audit.

        Other than as described above, there have been no changes in our "internal controls over financial reporting" (as defined in Rule 3a-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. In response to the Sarbanes-Oxley Act of 2002, we are continuing a comprehensive review of our disclosure controls and procedures and will improve such controls and procedures as necessary to assure their effectiveness.

        The statements contained in Section 4(i) of each of Exhibit 31.1 and Exhibit 31.2 to this Quarterly Report should be considered in light of, and read together with, the information set forth in this Item 4.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        We currently and from time to time are involved in litigation and regulatory proceedings incidental to the conduct of our business, but currently we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended March 31, 2005.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  For the quarters ending March 31, 2005 and June 30, 2005, we are permitted to pay dividends as long as no default or event of default under our credit facility has occurred and is continuing and we have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility); and

  •
  For quarters ending after June 30, 2005, we may use all of our available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but we may not in general pay dividends in excess of such amount. "Available cash" is defined in our credit facility as Adjusted EBITDA minus interest expense, capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), cash taxes, repayments of indebtedness (unless funded by debt or equity), cash consideration paid for acquisitions (unless funded by debt or equity), cash paid to make certain investments (unless funded by debt or equity), and non-cash items excluded from Adjusted EBITDA and paid in cash. "Adjusted EBITDA" is defined in our credit facility as (a) the sum of Consolidated Net Income (which is defined in our credit facility and includes distributions from investments), plus the following to the extent deducted from Consolidated Net Income: provision for taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, minus (b) gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income for the period. We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would occur as a consequence of such payment, if our leverage ratio is above 5.00 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility).

Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility" in our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of our credit facility and these restrictions.

Item 3. Defaults Upon Senior Securities.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not applicable.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits.

        The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this Quarterly Report in his capacity as the Registrant's Executive Vice President and Chief Financial Officer (Principal Financial Officer).

FAIRPOINT COMMUNICATIONS, INC.
Date: May 16, 2005	By:	/s/ WALTER E. LEACH, JR. Name: Walter E. Leach, Jr. Title: Executive Vice President and Chief Financial Officer

33

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.*
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Amended and Restated By Laws of FairPoint.(2)
4.1	Indenture, dated as of May 24, 2000, by and between FairPoint and United States Trust Company of New York, relating to FairPoint's $200,000,000 12 1/2% Senior Subordinated Notes due 2010.(3)
4.2	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.3	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of May 24, 2000 between FairPoint and the United States Trust Company of New York.(2)
4.4	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(2)
4.5	Form of 144A Senior Subordinated Note due 2010.(3)
4.6	Form of Regulation S Senior Subordinated Note due 2010.(3)
4.7	Form of Initial Senior Note due 2010.(4)
4.8	Form of Exchange Senior Note due 2010.(4)
10.1	Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(2)
10.2	First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(2)
10.3	Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)
10.4	Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(2)
10.5	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.6	Form of Swingline Note.(2)
10.7	Form of RF Note.(2)
10.8	Form of B Term Note.(2)

10.9	Amended and Restated Tax Sharing Agreement, dated November 9, 2000, by and among FairPoint and its Subsidiaries.(6)
10.10	Nominating Agreement, dated as of February 8, 2005.(2)
10.11	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(2)
10.12	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(4)
10.13	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(7)
10.14	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and John P. Duda.(7)
10.15	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(8)
10.16	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(9)
10.17	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.18	Letter Agreement, dated as of October 25, 2004, by and between FairPoint and Valeri A. Marks.(7)
10.19	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.20	FairPoint 1995 Stock Option Plan.(3)
10.21	FairPoint Amended and Restated 1998 Stock Incentive Plan.(3)
10.22	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(9)
10.23	FairPoint 2005 Stock Incentive Plan.(2)
10.24	FairPoint Annual Incentive Plan.(2)
10.25	Form of Restricted Stock Agreement.(7)
21	Subsidiaries of FairPoint.*
31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*†

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

(2)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(3)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(4)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2002.

(5)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(6)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(7)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(8)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 1999.

(9)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION Cautionary Note Regarding Forward-Looking Statements
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
PART II—OTHER INFORMATION
SIGNATURES
Exhibit Index