Form 10-Q
period 2005-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2005-08-12
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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

        As of August 10, 2005, there were 35,015,548 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

  •
  business development activities,

  •
  future capital expenditures,

  •
  future interest expense,

  •
  distributions from minority investments and passive partnership interests,

  •
  net operating loss carry forwards,

  •
  technological developments and changes in the communications industry,

  •
  financing sources and availability,

  •
  regulatory support payments,

  •
  the effects of regulation and competition, and

  •
  pending litigation.

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in Exhibit 99.1 to this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$6,692	3,595
Accounts receivable, net	33,001	30,203
Other	5,894	6,805
Deferred income tax, net	784	—
Assets of discontinued operations	90	102

Total current assets	46,461	40,705

Property, plant, and equipment, net	245,383	252,262

Other assets:
Investments	41,238	37,749
Goodwill	477,047	468,508
Deferred income tax, net	90,449	—
Deferred charges and other assets	12,598	19,912

Total other assets	621,332	526,169

Total assets	$913,176	819,136

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$14,784	14,184
Current portion of long-term debt and other long-term liabilities	659	624
Demand notes payable	377	382
Accrued interest payable	185	16,582
Other accrued liabilities	17,412	15,872
Dividends payable	13,768	—
Income taxes payable	37	—
Liabilities of discontinued operations	2,164	2,262

Total current liabilities	49,386	49,906

Long-term liabilities:
Long-term debt, net of current portion	603,086	809,908
Preferred shares subject to mandatory redemption	—	116,880
Liabilities of discontinued operations	1,224	1,580
Deferred credits and other long-term liabilities	5,879	12,667

Total long-term liabilities	610,189	941,035

Commitments and contingencies
Minority interest	10	11

Common stock subject to put options	—	1,136

Stockholders' equity (deficit):
Common stock	350	94
Additional paid-in capital	617,572	198,519
Unearned compensation	(7,645)	—
Accumulated deficit	(354,920)	(371,565)
Accumulated other comprehensive loss, net	(1,766)	—

Total stockholders' equity (deficit)	253,591	(172,952)

Total liabilities and stockholders' equity (deficit)	$913,176	819,136

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues	$65,206	62,416	126,871	123,401

Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	34,636	32,093	66,672	62,171
Depreciation and amortization	13,106	12,299	26,116	24,700
Stock-based compensation	685	44	1,092	88

Total operating expenses	48,427	44,436	93,880	86,959

Income from operations	16,779	17,980	32,991	36,442

Other income (expense):
Net gain (loss) on sale of investments and other assets	(6)	15	(184)	199
Interest and dividend income	720	454	1,272	758
Interest expense	(9,588)	(25,876)	(26,558)	(51,538)
Equity in net earnings of investees	2,796	2,639	5,452	5,054
Realized and unrealized losses on interest rate swaps	—	(26)	—	(112)
Other nonoperating, net	(1,582)	—	(87,746)	—

Total other expense	(7,660)	(22,794)	(107,764)	(45,639)

Income (loss) from continuing operations before income taxes	9,119	(4,814)	(74,773)	(9,197)
Income tax benefit (expense)	(3,515)	49	91,419	(174)
Minority interest in income of subsidiaries	(1)	—	(1)	(1)

Income (loss) from continuing operations	5,603	(4,765)	16,645	(9,372)

Income from discontinued operations	—	671	—	671
Net income (loss)	$5,603	(4,094)	16,645	(8,701)

Weighted average shares outstanding:
Basic	34,549	9,468	29,260	9,469

Diluted	34,566	9,468	29,315	9,469

Basic and diluted earnings (loss) from continuing operations per share	$0.16	(0.50)	0.57	(0.99)

Basic and diluted earnings from discontinued operations per share	$—	0.07	—	0.07

Basic and diluted earnings (loss) per share	$0.16	(0.43)	0.57	(0.92)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended June 30,				Six months ended June 30,
	2005		2004		2005		2004
	(Dollars in thousands)
Net income (loss)		$5,603		(4,094)		16,645		(8,701)

Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding loss arising during period	$—		(710)		—		(1,146)
Less reclassification for gain included in net income	—		(67)		—		(214)

		—		(777)		—		(1,360)
Cash flow hedges:
Change in net unrealized gain, net of tax benefit of $3.3 million as of the three months ended June 30, 2005 and net of tax benefit of $1.0 million for the six months ended June 30, 2005		(5,479)		—		(1,766)		—
Reclassification adjustment		—		26		—		103

Other comprehensive income (loss)		(5,479)		(751)		(1,766)		(1,257)

Comprehensive income (loss)		$124		(4,845)		14,879		(9,958)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$16,645	(8,701)

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(671)
Dividends and accretion on shares subject to mandatory redemption	2,362	9,660
Loss on preferred stock subject to mandatory redemption	9,899	—
Deferred income taxes	(92,706)	—
Amortization of debt issue costs	1,095	2,301
Depreciation and amortization	26,116	24,700
Loss on early retirement of debt	77,847	—
Minority interest in income of subsidiaries	1	1
Income from equity method investments	(5,452)	(5,054)
Other non cash items	1,230	(898)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(1,795)	(2,094)
Accounts payable and accrued expenses	(17,717)	861
Income taxes	(342)	(182)
Other assets/liabilities	110	83

Total adjustments	648	28,707

Net cash provided by operating activities of continuing operations	17,293	20,006

Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties, net of cash acquired	(16,449)	—
Net capital additions	(9,652)	(16,599)
Distributions from investments	4,791	8,799
Net proceeds from sales of investments and other assets	174	356
Other, net	(281)	(234)

Net cash used in investing activities of continuing operations	(21,417)	(7,678)

Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	431,921	—
Debt issue and offering costs	(8,468)	(3,719)
Proceeds from issuance of long-term debt	638,484	107,035
Repayments of long-term debt	(847,842)	(111,561)
Repurchase of preferred and common stock	(129,278)	(1,002)
Payment of fees and penalties associated with early retirement of long term debt	(61,037)	—
Payment of deferred transaction fee	(8,445)	—
Proceeds from exercise of stock options	184	—
Dividends paid to common stockholders	(7,788)	—

Net cash provided by (used in) financing activities of continuing operations	7,731	(9,247)

Net cash contributed from continuing operations to discontinued operations	(510)	(912)

Net increase in cash	3,097	2,169
Cash, beginning of period	3,595	5,603

Cash, end of period	$6,692	7,772

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1)    Organization and Basis of Financial Reporting

        The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of June 30, 2005 and for the three and six month periods ended June 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company's management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint's results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)    Initial Public Offering and Other Transactions

(a)    General

        On February 8, 2005, the Company consummated an initial public offering, or the offering, of 25,000,000 shares of its common stock, par value $0.01 per share, or common stock, at a price to the public of $18.50 per share.

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

        On May 2, 2005, the Company used $22.4 million of borrowings under the delayed draw facility of the credit facility to redeem the $19.9 million aggregate principal amount of the 12 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes. In connection with such redemption, a premium of $1.2 million was recorded and an additional $0.4 million of existing debt issuance costs has been subsequently charged off, resulting in the recognition of a loss of $1.6 million for retirement of debt in the second quarter of 2005.

        The Company reported other expense in the amount of $87.7 million, comprised of a $77.8 million loss on early retirement of debt and a $9.9 million loss on redemption of series A preferred stock. With respect to the $77.8 million loss on early retirement of debt, $16.8 million was recorded for the write-off of existing debt issuance costs and the remaining $61.0 million was fees and penalties.

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

        The Company received gross proceeds of $462.5 million from the offering which, net of costs incurred of $30.6 million related to the offering, has been allocated to paid-in capital.

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

        On June 16, 2005, the Company declared a dividend of $0.39781 per share of common stock, which was paid on July 19, 2005 to holders of record as of June 30, 2005. On March 3, 2005, the Company declared a dividend of $0.22543 per share of common stock, which was paid on April 15, 2005 to holders of record as of March 31, 2005. In 2005, the Company has paid dividends totaling $21.5 million, or $0.62324 per share of common stock.

(3)    Income Taxes

        The Company's accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

        For the three months ended June 30, 2005, the Company recorded income tax expense of $3.5 million. The tax rate for the second quarter of 2005 was approximately 38.5%, as compared to 0.1% for the second quarter of 2004. The higher tax rate in 2005 resulted primarily from taxable income during 2005 versus losses incurred in prior periods. Exclusive of unusual items affecting the tax rate, the Company's effective annual tax rate is 41.7% for 2005.

        For the six months ended June 30, 2005, the Company recorded an income tax benefit of $91.4 million. The income tax benefit and effective tax rate were primarily impacted by unusual items occurring during the six months ended June 30, 2005. Income tax benefits of $23.8 million were recognized due to the taxable loss in the first six months of 2005, resulting from losses on the extinguishment of debt. In addition, the Company recognized income tax benefits of $66.0 million from the reduction of the deferred tax valuation allowance. The income tax benefit also includes $1.6 million for an adjustment to record the Company's net deferred tax assets at an expected federal income tax rate of 35% (from 34%), in anticipation of higher levels of taxable income in subsequent periods. During the six months ended June 30, 2004, income tax expense was $0.2 million related primarily to income taxes owed in certain states.

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

(4)    Stock-Based Compensation

        The Company accounts for its stock option plans using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, or SFAS No. 123, permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income (loss) disclosures as if the fair-value method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the intrinsic value based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

        The Company granted 473,716 shares of restricted stock issued under the Company's 2005 Stock Incentive Plan to certain employees concurrently with the closing of the offering. These shares vest over periods ranging from three to four years. In connection with this grant, the Company recorded unearned compensation of $8.8 million, which has been reduced to $7.6 million as of June 30, 2005. During the second quarter of 2005, 9,474 shares of restricted stock were forfeited.

        In the second quarter of 2005, the Company's board of directors approved an annual award to each of the Company's non-employee directors of approximately $30,000 in the form of restricted stock or restricted units, at the recipient's option, issued under the Company's 2005 Stock Incentive Plan. The restricted stock and restricted stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date, commencing on July 1, 2005, and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of restricted stock with a total value at the grant date of $30,000 and 7,480 restricted stock units with a total value at the grant date of $120,000 to the Company's non-employee directors.

        In total, the Company has recorded stock-based compensation expense of $0.7 million and $1.1 million, respectively, in the three and six months ended June 30, 2005 related to these stock compensation plans. The Company recorded stock-based compensation expense of $44,000 and $88,000, respectively, in the three and six months ended June 30, 2004.

        The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$5,603	$(4,094)	$16,645	$(8,701)
Stock-based compensation expense included in reported net income, net of tax	427	44	681	88
Stock-based compensation determined under fair value based method, net of tax	(360)	(241)	(708)	(480)

Pro forma net income (loss)	$5,670	$(4,291)	$16,618	$(9,093)

Basic earnings (loss) per share:
As reported	$0.16	$(0.43)	$0.57	$(0.92)
Pro forma	0.16	(0.45)	0.57	(0.96)
Diluted earnings (loss) per share:
As reported	$0.16	$(0.43)	$0.57	$(0.92)
Pro forma	0.16	(0.45)	0.57	(0.96)

        In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have an adverse impact on the Company's income from operations, although it will have no impact on the Company's overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the table above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company expects to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.

(5)    Acquisitions

        On May 2, 2005, the Company completed the acquisition of Berkshire Telephone Corporation, or Berkshire. The purchase price was approximately $20.4 million (or $16.4 million net of cash acquired), subject to adjustment. The Company incurred acquisition costs of $0.6 million. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services. Berkshire's communities of service are adjacent to those of Taconic Telephone Corp., one of the Company's subsidiaries. The acquisition is referred to herein as the Berkshire acquisition. The Berkshire acquisition was accounted for using the purchase method of accounting for business combinations.

        The Berkshire acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Based upon the Company's preliminary purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $10.9 million. The Company recorded an intangible asset related to the acquired company's customer list of $2.4 million and the remaining $8.5 million has been recognized as goodwill. The estimated useful life of the $2.4 million intangible asset is 15 years.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the Berkshire acquisition had been consummated on January 1, 2004. These results include certain adjustments, mainly associated with increased interest expense on debt related to the acquisition and the related income tax effects. The proforma financial information does not necessarily reflect the results of operations as if the Berkshire acquisition had been consummated at the beginning of the period or which may be attained in the future.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenues	$65,706	$63,915	$128,869	$126,398
Income (loss) from continuing operations	5,549	(4,930)	16,428	(9,700)
Net income (loss)	5,549	(4,259)	16,428	(9,029)
Earnings (loss) per share:
Basic	$0.16	$(0.45)	$0.56	$(0.95)
Diluted	0.16	(0.45)	0.56	(0.95)

        On April 22, 2005, the Company entered into an agreement to acquire Bentleyville Communications Corporation, or Bentleyville, for approximately $11.0 million in cash, subject to adjustment based on whether the amount of Bentleyville's cash and cash equivalents is greater than or less than $1.5 million at closing. Bentleyville provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to the Company's existing operations in Pennsylvania. The acquisition is referred to herein as the Bentleyville acquisition. The Bentleyville acquisition is expected to close during the third quarter of 2005.

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

        Net liabilities of discontinued competitive communications operations as of June 30, 2005 and December 31, 2004 were $3.3 million and $3.7 million, respectively. The remaining restructuring accrual at June 30, 2005 was $2.2 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2004 to June 30, 2005 was comprised of payments towards the lease obligations.

        The income from discontinued operations of $0.7 million for the six months ended June 30, 2004 resulted from the re-evaluation of certain accrued liabilities associated with the Company's discontinued operations.

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

        On February 8, 2005, the Company entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of its variable rate interest exposure to fixed rates ranging from 5.76% to 6.11%. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, the Company entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 6.69% beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 6.72% beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of June 30, 2005, approximately 82% of the Company's indebtedness bore interest at fixed rates rather than variable rates.

        These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three and six months ended June 30, 2005. At June 30, 2005, the fair market value of these swaps was approximately $2.8 million and has been recorded, net of tax of $1.0 million, as a decrease in comprehensive income. Of the $2.8 million, $1.3 million has been included in other accrued liabilities as a current liability and $1.5 million has been included in deferred credits and other long-term liabilities.

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

(8)    Investments

        The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows (in thousands):

	March 31, 2005	December 31, 2004
Current assets	$1,860	$1,545
Property, plant and equipment, net	35,824	34,525
Total assets	$37,684	$36,070

Current liabilities	$341	$3,682
Partners' capital	37,343	32,388

	$37,684	$36,070

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues	$39,763	$37,441	$80,644	$74,468
Operating income	33,846	31,935	67,357	62,346
Net income	33,955	32,203	67,729	62,944

        The Company also has other investments in nonmarketable securities which are accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

(9)    Long Term Debt

        Long term debt at June 30, 2005 and December 31, 2004 is shown below:

	June 30, 2005	December 31, 2004
	(In thousands)
Senior secured notes, variable rates ranging from 5.4375% to 7.25% at June 30, 2005, due in 2011	$598,280	$—
Senior secured notes, variable rates ranging from 6.44% to 8.75% at December 31, 2004, due 2005 to 2007	—	182,357
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	—	115,207
Variable rate notes, 6.4875% at December 31, 2004	—	75,000
Senior subordinated notes, 12.50%, due 2010	—	193,000
Senior notes, 11.875%, due 2010	2,050	225,000
Senior notes to RTFC:
Fixed rate, ranging from 8.2% to 9.20%, due 2014	3,415	2,278
Variable rate, 6.15% at December 31, 2004, due 2009	—	3,415
Subordinated promissory notes, 7.00%, due 2005	—	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 4.96% to 10.78%, due 2005 to 2016	—	6,034
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	—	1,141

Total outstanding long-term debt	603,745	810,432
Less current portion	(659)	(524)

Total long-term debt, net of current portion	$603,086	$809,908

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2005 are as follows:

Year ending June 30, 2005 (In thousands)
2006	$659
2007	696
2008	734
2009	440
2010	2,205
Thereafter	599,011

$603,745

        The Company has entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. On the closing date of the offering (February 8, 2005), the Company drew $566.0 million against the term facility. In addition, on May 2, 2005, the Company drew $22.4 million of borrowings under the delayed draw facility of the credit facility. The Company incurred approximately $9.4 million of debt issuance costs associated with entering into the credit facility and subsequent amendments thereto.

        The term facility matures in February 2012 and the revolving facility matures in February 2011.

        Borrowings bear interest, at the Company's option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in the credit facility) plus an applicable margin (at June 30, 2005, the Eurodollar rates on the variable rate debt under the credit facility ranged from 5.4375% to 7.25%) or (b) the Base rate (as defined in the credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under the credit facility are 2.0% and 1.0%, respectively. Interest with respect to Base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

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

        The credit facility restricts the Company's ability to declare and pay dividends on its common stock as follows:

  •
  The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. "Available cash" is defined in the credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness (unless funded by debt or equity), (iii) capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus certain non-cash items excluded from Adjusted EBITDA and received in cash. "Adjusted EBITDA" is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

  •
  The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company's leverage ratio is above 5.00 to 1.00 or if the Company does not have at least $10 million of cash on hand (including unutilized commitments under the credit facility's revolving facility).

The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

        The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of June 30, 2005, a letter of credit had been issued for $1.0 million.

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

(10)    Earnings Per Share

        Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock units, shares of restricted common stock and shares that could be issued under outstanding stock options. For the three and six months ended June 30, 2005, diluted weighted average shares of common stock outstanding included 16,462 and 54,394 shares associated with outstanding stock options.

        The number of potential shares of common stock excluded from the calculation of diluted net income (loss) per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Contingent stock options	833	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	241	416	241	416
Restricted stock	466	—	466	—
Restricted stock units	33	27	33	27

Total	1,573	1,276	1,573	1,276

(11)    Litigation

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the offering, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company has removed the action to Federal Court but the plaintiff has filed a motion to remand the action to the North Carolina State Court. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

        The Company currently and from time to time is involved in other litigation and regulatory proceedings incidental to the conduct of its business, but currently the Company is not a party to any lawsuit or proceeding which, in its opinion, is likely to have a material adverse effect on the Company.

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

Overview

        We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 287,723 access line equivalents (voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of June 30, 2005.

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

        Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited voice competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited.

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

        As of June 30, 2005, 17 of our operating companies (representing 69% of our access line equivalents) had converted to a single outsourced billing platform. This conversion has resulted in a temporary delay in late notices, disconnect notices and non-pay disconnects at some of the converted companies.

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

        As a result of the offering, we have and will continue to incur higher expenses as a public company. These expenses have and will include additional accounting and finance expenses, audit fees, legal fees and increased premiums for director and officer liability insurance. We estimate that these additional expenses will be approximately $2.0 million annually, excluding costs associated with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act.

        We face risks that could materially adversely affect our business, consolidated financial condition, results of operations or liquidity or the market price of our common stock. For a discussion of certain of the risks facing us, see Exhibit 99.1 to this Quarterly Report.

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

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue Source
Local calling services	$15,982	$15,767	$31,599	$31,348	25%	25%	25%	25%
Universal service fund-high cost loop	4,707	5,850	9,503	11,303	7%	9%	7%	9%
Interstate access revenues	20,083	17,772	36,963	34,678	31%	28%	30%	28%
Intrastate access revenues	9,534	10,325	19,617	21,036	15%	17%	15%	17%
Long distance services	4,798	4,205	9,480	8,249	7%	7%	8%	7%
Data and Internet services	5,937	4,459	11,529	8,486	9%	7%	9%	7%
Other services	4,165	4,038	8,180	8,301	6%	7%	6%	7%

Total	$65,206	$62,416	$126,871	$123,401	100%	100%	100%	100%

Operating Expenses

        Our operating expenses are categorized as operating expenses, depreciation and amortization, and stock-based compensation.

  •
  Operating expenses include cash expenses incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional bell operating companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration.

  •
  Depreciation and amortization includes depreciation of our communications network and equipment.

  •
  Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options, restricted stock units and restricted stock granted to our executive officers and directors, and stockholder appreciation rights agreements granted to one of our current executive officers and one of our former executive officers. The stockholder appreciation rights agreements were all settled during March of 2005.

Acquisitions

        We intend to continue to pursue selective acquisitions:

  •
  On May 2, 2005, we completed the Berkshire acquisition for a purchase price of approximately $20.4 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents serving five communities in New York State. Berkshire's communities of service are adjacent to those of Taconic Telephone Corp., one of the Company's subsidiaries.

  •
  On April 22, 2005, we entered into an agreement and plan of merger under which Bentleyville would become an indirect wholly owned subsidiary of the Company and Bentleyville's stockholders would receive approximately $11.0 million in cash in the aggregate, subject to adjustment based on whether the amount of Bentleyville's cash and cash equivalents is greater than or less than $1.5 million at closing. Bentleyville, which has approximately 3,586 access line equivalents, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania. The Bentleyville acquisition is expected to close during the third quarter of 2005.

  •
  During 2004, we did not complete any acquisitions.

        In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions. Management currently intends to fund future acquisitions through the use of the revolving facility of our credit facility or additional debt financing or the issuance of additional shares of our common stock. However, our substantial amount of indebtedness and our dividend policy could restrict our ability to obtain such financing on acceptable terms or at all.

Stock Based Compensation

        In February 2005, we issued 473,716 shares of restricted stock under our 2005 Stock Incentive Plan. This issuance will result in recognition of an additional compensation expense of approximately $2.2 million in 2005. At June 30, 2005, 473,849 shares of our common stock may be issued in the future pursuant to awards authorized under our 2005 Stock Incentive Plan which could result in an additional compensation expense. In the second quarter of 2005, the Company's board of directors approved an annual award to each of the Company's non-employee directors in the form of restricted stock or restricted units, at the recipient's option, which will vest on a quarterly basis, issued under the Company's 2005 Stock Incentive Plan. The 2005 non-employee director awards began to vest on July 1, 2005. Non-cash compensation charges associated with restricted stock units and restricted stock was $0.7 million and $1.1 million for the three and six months ended June 30, 2005, respectively. We did not recognize any additional charges associated with stockholder appreciation rights that were settled during the first quarter of 2005.

        Non-cash compensation charges associated with restricted stock units were $44,000 and $0.1 million for the three and six months ended June 30, 2004, respectively.

Results of Operations

        The following tables set forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter and year-to-date comparisons of financial results are not necessarily indicative of future results.

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

	Three months ended June 30,		Three months ended June 30,
	2005	% of revenue	2004	% of revenue
Revenues	$65,206	100.0%	$62,416	100.0%
Operating expenses	34,636	53.1%	32,093	51.4%
Depreciation and amortization	13,106	20.1%	12,299	19.7%
Stock based compensation	685	1.1%	44	0.1%

Total operating expenses	48,427	74.3%	44,436	71.2%

Income from operations	16,779	25.7%	17,980	28.8%

Net (loss) gain on sale of investments and other assets	(6)	(0.0)%	15	0.0%
Interest and dividend income	720	1.1%	454	0.7%
Interest expense	(9,588)	(14.7)%	(25,876)	(41.5)%
Equity in net earnings of investees	2,796	4.3%	2,639	4.2%
Realized and unrealized losses on interest rate swaps	—	—	(26)	0.0%
Other non-operating, net	(1,582)	(2.4)%	—	—

Total other expense	(7,660)	(11.7)%	(22,794)	(36.6)%

Income (loss) from continuing operations before income taxes	9,119	14.0%	(4,814)	(7.8)%
Income tax benefit (expense)	(3,515)	(5.4)%	49	0.1%
Minority interest in income of subsidiaries	(1)	(0.0)%	—	0.0%

Income (loss) from continuing operations	5,603	8.6%	(4,765)	(7.7)%
Income from discontinued operations	—	0.0%	671	1.1%

Net income (loss)	$5,603	8.6%	$(4,094)	(6.6)%

Revenues

        Revenues.    Revenues increased $2.8 million to $65.2 million in 2005 compared to $62.4 million in 2004. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $0.2 million to $16.0 million in 2005 compared to $15.8 million in 2004. Excluding the impact of acquired operations, local calling service revenues were flat compared to the second quarter of 2004. Voice access lines, including lines acquired, increased 0.8% from the second quarter of 2004 and increased sequentially from the first quarter of 2005 by 3.2%. Voice access lines, excluding acquired lines, increased 0.4% from the first quarter of 2005. Also impacting local calling service revenues was the implementation of Basic Service Calling Areas in Maine which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local service.

        Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $1.1 million to $4.7 million in 2005. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect that this trend will continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

        Interstate access revenues.    Interstate access revenues were $20.1 million for the three months ended June 30, 2005 compared to $17.8 million for the three months ended June 30, 2004. This $2.3 million increase is primarily due to an increase in revenue settlements and adjustments related to prior years of $1.9 million. The remaining increase is due to the Berkshire acquisition. In total, increased revenues due to the recovery of allowable expenses are being offset by revenue reductions due to returns on a lower rate base.

        Intrastate access revenues.    Intrastate access revenues decreased $0.8 million from $10.3 million in 2004 to $9.5 million in 2005. The decrease was mainly attributed to declines in total minutes of use combined with rate reductions implemented in Maine that effectively shifted revenues to local calling services.

        Long distance services.    Long distance services revenues increased $0.6 million from $4.2 million in 2004 to $4.8 million in 2005. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2005 was 41.7% of voice access lines as compared to 34.1% as of June 30, 2004.

        Data and Internet services.    Data and Internet services revenues increased $1.4 million from $4.5 million in 2004 to $5.9 million in 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 30,501 as of June 30, 2004 to 40,910 as of June 30, 2005 and represents a 16.6% penetration of voice access lines.

        Other services.    Other revenues increased from $4.0 million in 2004 to $4.2 million in 2005. Of this increase, $0.3 million is related to the Berkshire acquisition. The increase due to the acquisition was somewhat offset with reductions in billing and collections revenues as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $2.5 million to $34.6 million in 2005 from $32.1 million in 2004. Consulting expenses associated with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act increased $1.5 million. We expect a substantial decrease in these costs beginning in the next quarter. Expenses related to broadband and long distance services increased $0.5 million. This was driven primarily by the increase in our high speed data initiatives and long distance revenue growth. In addition, operating expenses increased $0.6 million from the Berkshire acquisition and bad debt expense increased $0.2 million primarily associated with the billing conversion which has resulted in a temporary delay in late notices, disconnected notices and non-pay disconnects at some of the converted companies.

        Depreciation and amortization.    Depreciation and amortization increased $0.8 million to $13.1 million in 2005 from $12.3 million in 2004.

        Stock-based compensation.    For the three months ended June 30, 2005, stock-based compensation associated with the award of restricted stock and restricted stock units was $0.7 million. During the three months ended June 30, 2004, stock-based compensation associated with restricted stock units was $44,000.

        Income from operations.    Income from operations decreased $1.2 million to $16.8 million in 2005 from $18.0 million in 2004. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues. In addition to the increase in unregulated products, we have experienced declines in Universal Service Fund and intrastate revenues which have significantly higher margins and have experienced an increase in operating expenses.

        Other income (expense).    Total other expense decreased $15.1 million to $7.7 million in 2005 from $22.8 million in 2004. Interest expense decreased $16.3 million to $9.6 million in 2005 from $25.9 million in 2004, mainly attributable to the transactions which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which eliminated dividends and accretion on our series A preferred stock for the three months ended June 30, 2005, which under Statement of Financial Accounting Standards No. 150, or SFAS No. 150,

were being reported as interest expense. The redemption of the 12 1/2% notes in May resulted in other non-operating losses of $1.6 million due to fees and penalties paid on the redemption and for the write-off of unamortized debt issuance costs.

        Income tax (expense) benefit.    Income tax expense of $3.5 million was recorded for the three months ended June 30, 2005. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The tax rate for the second quarter of 2005 was approximately 38.5%, as compared to 0.1% for the second quarter of 2004. The higher tax rate in 2005 resulted primarily from taxable income during the second quarter of 2005 versus losses incurred in prior periods. Exclusive of unusual items affecting the tax rate, we are anticipating an effective annual tax rate of 41.7% for 2005.

        Net income (loss).    Net income was $5.6 million for the three months ended June 30, 2005 as compared to a loss of $4.1 million for the three months ended June 30, 2004. The differences between 2005 and 2004 are a result of the factors discussed above.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

	Six months ended June 30,		Six months ended June 30,
	2005	% of revenue	2004	% of revenue
Revenues	$126,871	100.0%	$123,401	100.0%
Operating expenses	66,672	52.6%	62,171	50.4%
Depreciation and amortization	26,116	20.6%	24,700	20.0%
Stock based compensation	1,092	0.9%	88	0.1%

Total operating expenses	93,880	74.1%	86,959	70.5%

Income from operations	32,991	25.9%	36,442	29.5%

Net (loss) gain on sale of investments and other assets	(184)	(0.1)%	199	0.2%
Interest and dividend income	1,272	1.0%	758	0.6%
Interest expense	(26,558)	(20.9)%	(51,538)	(41.8)%
Equity in net earnings of investees	5,452	4.3%	5,054	4.1%
Realized and unrealized losses on interest rate swaps	—	—	(112)	(0.1)%
Other non-operating, net	(87,746)	(69.2)%	—	—

Total other expense	(107,764)	(84.9)%	(45,639)	(37.0)%

Loss from continuing operations before income taxes	(74,773)	(59.0)%	(9,197)	(7.5)%
Income tax benefit (expense)	91,419	72.1%	(174)	(0.1)%
Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	(0.0)%

Income (loss) from continuing operations	16,645	13.1%	(9,372)	(7.6)%
Income from discontinued operations	—	0.0%	671	0.5%

Net income (loss)	$16,645	13.1%	$(8,701)	(7.1)%

Revenues

        Revenues.    Revenues increased $3.5 million to $126.9 million in 2005 compared to $123.4 million in 2004. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $0.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The majority of this increase was the result of the Berkshire acquisition. Voice access lines increased 0.8% from June 30, 2004. Voice access lines, excluding acquired lines, decreased 1.9% from June 30, 2004. Also impacting local calling service revenues was the implementation of Basic Service Calling Areas in Maine which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local service.

        Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $1.8 million to $9.5 million in 2005 from $11.3 million in 2004. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect that this trend will continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

        Interstate access revenues.    Interstate access revenues increased $2.3 million to $37.0 million for the six months ended June 30, 2005 from $34.7 million for the six months ended June 30, 2004. This increase is primarily due to an increase in revenue settlements and adjustments related to prior years of $1.9 million. The remaining increase is principally due to the Berkshire acquisition.

        Intrastate access revenues.    Intrastate access revenues decreased $1.4 million from $21.0 million in 2004 to $19.6 million in 2005. The decrease was mainly attributed to declines in total minutes of use combined with rate reductions implemented in Maine that effectively shifted revenues to local calling services.

        Long distance services.    Long distance services revenues increased $1.2 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. This increase is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2005 was 41.7% of voice access lines as compared to 34.1% as of June 30, 2004.

        Data and Internet services.    Data and Internet services revenues increased $3.0 million from $8.5 million in 2004 to $11.5 million in 2005. This increase is due primarily to increases in high speed data customers as we continue to aggressively market our broadband services. Our high speed data subscribers increased from 30,501 as of June 30, 2004 to 40,910 as of June 30, 2005 and represents a 16.6% penetration of voice access lines.

        Other services.    Other revenues declined $0.1 million from $8.3 million in 2004 to $8.2 million in 2005. The decrease is mainly associated with reductions in billing and collections revenues as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue. The decrease in billing and collections revenue was somewhat offset by revenues associated with the Berkshire acquisition.

Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $4.5 million to $66.7 million in 2005 from $62.2 million in 2004. Expenses related to broadband and long distance services increased $1.8 million. This was driven primarily by the increase in our high speed data initiatives and long distance revenue growth. Consulting expenses primarily associated with our preparation for compliance with Section 404 of the Sarbanes-Oxley Act increased $1.5 million. We expect a substantial decrease in these costs beginning in the next quarter. Expenses associated with the conversion and outsourcing of the billing function increased $0.7 million. Also related to the billing conversion, bad debt expense increased $0.4 million primarily as a result of a temporary delay in late notices, disconnect notices and non-pay disconnects at some of the converted companies.

        Depreciation and amortization.    Depreciation and amortization increased $1.4 million to $26.1 million in 2005 from $24.7 million in 2004.

        Stock based compensation.    For the six months ended June 30, 2005, stock-based compensation associated with the award of restricted stock and restricted stock units increased $1.0 million compared to the six months ended June 30, 2004.

        Income from operations.    Income from operations decreased $3.5 million to $33.0 million in 2005. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues. In addition to the increase in unregulated products, we have experienced declines in Universal Service Fund and intrastate revenues which have significantly higher margins and have experienced an increase in operating expenses.

        Other income (expense).    Total other expense increased $62.1 million to $107.8 million in 2005. Interest expense decreased $25.0 million to $26.6 million in 2005, mainly attributable to the transactions which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which also eliminated dividends and accretion on our series A preferred stock for the six months ended June 30, 2005, which under SFAS 150 were being reported as interest expense. The refinancing of our old credit facility and the repurchase and/or redemption of the 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

        Income tax (expense) benefit.    Income tax benefits of $23.8 million were recorded primarily due to the taxable loss in the six months ended June 30, 2005, driven by the expenses incurred from the transactions. In addition, we reported income tax benefits of $66.0 million from the recognition of deferred tax benefits from the reversal of the deferred tax valuation allowance resulting from the Company's expectation of generating future taxable income following the transactions. During the six months ended June 30, 2004, the income tax expense related primarily to income taxes owed in certain states. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The tax rate for the six months ended June 30, 2005 was approximately 122.3%, as compared to 1.9% for the six months ended June 30, 2004. The higher tax rate in 2005 resulted primarily from unusual items occurring during the first half of 2005, which included a reduction of the valuation allowance for deferred tax assets of $66.0 million and deferred tax benefits of $29.3 million related to the extinguishment of debt. The income tax benefit for 2005 also includes $1.6 million for an adjustment of our net deferred tax assets to an expected federal income tax rate of 35% from 34%, in anticipation of higher levels of taxable income in subsequent periods. Exclusive of unusual items affecting the tax rate, we are anticipating an effective annual tax rate of 41.7% for 2005.

        Net income (loss).    Net income was $16.6 million for the six months ended June 30, 2005 as compared to a loss of $8.7 million for the six months ended June 30, 2004. The differences between 2005 and 2004 are a result of the factors discussed above.

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments, which are expected to be approximately $41.0 to $43.0 million in 2005 taking into account our capital structure costs before and after the transactions (including interest rate swap agreements), primarily related to our credit facility (this estimate does not take into account the pending Bentleyville acquisition or any other potential acquisitions in 2005); (ii) capital expenditures, which are expected to be approximately $27.0 to $28.0 million in 2005 (this estimate does not take into account the pending Bentleyville acquisition or any other potential acquisitions in 2005); (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions.

        On June 16, 2005, we declared a dividend of $0.39781 per share of our common stock, which was paid on July 19, 2005 to holders of record as of June 30, 2005. In addition, on March 3, 2005, we declared a dividend of $0.22543 per share of our common stock, which was paid on April 15, 2005 to holders of record as of March 31, 2005. In accordance with our dividend policy, we currently intend to continue to pay quarterly dividends at an annual rate of $1.59125 per share for the four fiscal quarters ending March 31, 2006. However, we are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the sole discretion of our board of directors and will depend upon, among other things, our results of operations, our financial condition, future developments that could differ materially from our current expectations, including competitive or technological developments (which could, for example, increase our need for capital expenditures), acquisition opportunities or other factors.

        We expect to fund our operations, interest expense, capital expenditures and dividend payments on our common stock for the next twelve months from cash from operations and borrowings under our credit facility. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

        For the six months ended June 30, 2005 and 2004, cash provided by operating activities of continuing operations was $17.3 million and $20.0 million, respectively. As a result of the transactions which substantially de-leveraged us, accrued interest balances were reduced by $16.4 million, resulting in a significant use of cash from operating activities for the six months ended June 30, 2005.

        Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facility's term facility prior to maturity in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. In addition, borrowings under our credit facility bear interest at variable interest rates. On February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of our variable rate interest exposure to fixed rates ranging from 5.76% to 6.11%. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 6.69% beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 6.72% beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of June 30, 2005, approximately 82% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Net cash used in investing activities from continuing operations was $21.4 million and $7.7 million for the six months ended June 30, 2005 and 2004, respectively. These cash flows primarily reflect net capital expenditures of $9.7 million and $16.6 million for the six months ended June 30, 2005 and 2004, respectively, and acquisitions of telephone properties, net of cash acquired, of $16.4 million for the six months ended June 30, 2005. Offsetting capital expenditures were distributions from investments of $4.8 million and $8.8 million for the six months ended June 30, 2005 and 2004, respectively. The $8.8 million received in 2004 included a one time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. In addition, distributions for the six months ended June 30, 2004 included $6.2 million from our equity interest in Orange County Poughkeepsie Limited Partnership as compared to $4.7 million during the six months ended June 30, 2005. The distributions declined mainly due to the timing of an additional distribution in 2004. These distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

        On August 4, 2005 the Board of Directors of the Rural Telephone Bank, or RTB, approved the liquidation and dissolution of the RTB, pending action by Congress in its 2006 Appropriations Act to remove any legal restrictions to the redemption of the RTB's Class A Stock. As part of any such liquidation and dissolution, all RTB loans will be transferred to the Rural Utilities Service and all of the RTB's Class A Stock, Class B Stock and Class C Stock will be redeemed at par value. We have no outstanding loans with the RTB, but we own 2,301,834 shares of Class B Stock and 24,380 shares of Class C Stock. Our current carrying value of the RTB investment is $22.8 million, which is less than the par value of the stock. Assuming appropriate approval by Congress, payment for the redeemed stock is expected to occur within 180 days after such Congressional action. We have historically received dividends of approximately $1.4 million per year from our investment in the RTB, which we expect to continue in 2005 but not thereafter if the dissolution is approved.

        Net cash provided by financing activities from continuing operations was $7.7 million for the six months ended June 30, 2005. Net cash used in financing activities from continuing operations was $9.2 million for the six months ended June 30, 2004. For the six months ended June 30, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $209.4 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and pay debt issuance costs of $8.5 million. For the six months ended June 30, 2004, these cash flows primarily represent net repayment of long term debt of $4.5 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures generally constitute an attractive use of our cash flow. Net capital expenditures were approximately $9.7 million for the six months ended June 30, 2005.

        On May 2, 2005, we used borrowings under our credit facility's revolving facility to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire's debt). We intend to use additional borrowings under the revolving facility to fund the Bentleyville acquisition, which we expect to close in the third quarter of 2005.

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

        Our credit facility consists of a $100.0 million revolving facility, of which $85.3 million was available at August 10, 2005, that matures in February 2011 and a term facility of $588.5 million with $588.5 million outstanding at August 10, 2005 that matures in February 2012. Net borrowings under the revolving facility were $13.7 million from February 8, 2005 through August 10, 2005 and were used primarily to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire's debt). A $1.2 million letter of credit was also outstanding as of August 10, 2005. On March 11, 2005 and April 29, 2005, we entered into technical amendments to our credit facility.

        In 1998, the Company issued $125.0 million aggregate principal amount of the 912% notes and $75.0 million aggregate principal amount of the floating rate notes. Both series of these notes were to mature on May 1, 2008. On February 9, 2005, we repurchased $115.0 million principal amount of the 912% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining outstanding 912% notes and floating rate notes on March 10, 2005.

        In 2000, the Company issued $200.0 million aggregate principal amount of the 1212% notes. These notes were to mature on May 10, 2010. On February 9, 2005, we repurchased $173.1 million principal amount of the 1212% notes tendered pursuant to the tender offer for such notes. We redeemed the remaining outstanding 1212% notes on May 2, 2005.

        In 2003, the Company issued $225.0 million aggregate principal amount of the 11 7/8% notes. These notes were to mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. $2.1 million principal amount of the 11 7/8% notes remains outstanding.

        For a summary description of our credit facility and the 11 7/8% notes, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness" in our Annual Report on Form 10-K for the year ended December 31, 2004.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2005 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$659	$659	$—	$—	$—
Long term debt	603,086	—	1,430	2,645	599,011
Operating leases(1)	12,029	3,286	4,605	1,601	2,537
Non-compete agreements	60	20	40	—	—
Minimum purchase contract	6,140	5,485	655	—	—

Total contractual cash obligations	$621,974	$9,450	$6,730	$4,246	$601,548

(1)
Real property lease obligations of $4.5 million associated with the discontinued operations discussed in note (6) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $7.5 million are also included.

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2005, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(2,830)	(1,332)	(634)	(583)	(281)

(1)
Fair value of interest rate swaps at June 30, 2005 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        Goodwill was $477.0 million at June 30, 2005. As part of the Berkshire acquisition in the second quarter of 2005, the Company has recorded an intangible asset related to the acquired company's customer list of $2.4 million. This intangible asset will be amortized over 15 years. The intangible asset is included in Deferred Charges and Other Assets on the Condensed Consolidated Balance Sheet.

        We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill.

New Accounting Standards

        In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)'s fair value method may have an adverse impact on our income from operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-Based Compensation table (see Note 4). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to elect to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the first annual reporting period that begins after June 15, 2005.

Inflation

        We do not believe inflation has a significant effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        As of June 30, 2005, approximately 82% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at June 30, 2005 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.3 million for the six months ended June 30, 2005.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net liability of approximately $2.8 million at June 30, 2005. The fair value indicates an estimated amount we would have paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, on February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 5.76% to 6.11%. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 6.69% beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 6.72% beginning on June 30, 2005 and ending on March 31, 2012.

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

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure and control procedures were effective in ensuring that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.

        In our quarterly report on Form 10-Q for the quarter ended March 31, 2005, we disclosed that KPMG LLP, or KPMG, our independent registered accounting firm, had identified certain control deficiencies, including a material weakness in our internal controls related to financial reporting. Specifically, KPMG stated in a letter to the Audit Committee of our board of directors that our controls over the calculation of earnings per share were not specifically designed to identify all potential errors in the calculation, including adequate review of the analysis. KPMG further stated that, as a result of this deficiency, our management did not detect certain material errors in earnings per share amounts disclosed in our 2005 first quarter earnings release in a timely manner. We also disclosed that KPMG had identified a significant deficiency in our internal controls with respect to our lack of sufficient depth of accounting and financial reporting personnel for the complex nature of our business. In response to these identified control deficiencies, we have implemented certain disclosure control enhancements, policies and procedures, including:

  •
  Adding additional levels of review and oversight with respect to our computation of earnings per share; and

  •
  Adding additional staff to our accounting team, including a Director of SEC and Financial Reporting.

        In addition, from time to time in the future we expect to retain another "Big 4" accounting firm as a consultant with respect to the preparation and review of our income tax reporting and certain non-recurring and/or unusual transactions.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company's initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company has removed the action to Federal Court but the plaintiff has filed a motion to remand the action to the North Carolina State Court. The Company believes that the complaint is without merit and intends to defend the litigation vigorously.

        We currently and from time to time are involved in other litigation and regulatory proceedings incidental to the conduct of our business, but currently we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended June 30, 2005.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may use all of our available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but we may not in general pay dividends in excess of such amount. "Available cash" is defined in our credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness (unless funded by debt or equity), (iii) capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus certain non-cash items excluded from Adjusted EBITDA and received in cash. "Adjusted EBITDA" is defined in our credit facility as Consolidated Net Income (which is defined in our credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

  •
  We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio is above 5.00 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility).

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

FAIRPOINT COMMUNICATIONS, INC.
Date: August 12, 2005	By:	/s/ JOHN P. CROWLEY
Name: John P. Crowley Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(3)
3.2	Amended and Restated By Laws of FairPoint.(3)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(3)
4.3	Form of Initial Senior Note due 2010.(4)
4.4	Form of Exchange Senior Note due 2010.(4)
10.1
Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(3)
10.2
First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(3)
10.3
Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)
10.4
Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(3)
10.5	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.6	Form of Swingline Note.(3)
10.7	Form of RF Note.(3)
10.8	Form of B Term Note.(3)
10.9	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(6)
10.10	Nominating Agreement, dated as of February 8, 2005.(3)
10.11	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.12	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(4)

10.13	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(7)
10.14	Agreement, dated as of October 1, 2004, by and between FairPoint and John P. Duda.(7)
10.15	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(8)
10.16	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(9)
10.17	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.18	Letter Agreement, dated as of October 25, 2004, by and between FairPoint and Valeri A. Marks.(7)
10.19	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.20	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(11)
10.21	FairPoint 1995 Stock Option Plan.(10)
10.22	FairPoint Amended and Restated 1998 Stock Incentive Plan.(10)
10.23	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(9)
10.24	FairPoint 2005 Stock Incentive Plan.(3)
10.25	FairPoint Annual Incentive Plan.(3)
10.26	Form of Restricted Stock Agreement.(7)
10.27	Form of Director Restricted Stock Agreement.(12)
10.28	Form of Director Restricted Unit Agreement.(12)
21	Subsidiaries of FairPoint.*
31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk factors.*

*
Filed herewith.

†
Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be

2

  deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

(1)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of July 22, 2003.

(2)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the quarter ended March 31, 2005.

(3)
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

(10)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(11)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 24, 2005.

(12)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

3

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
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
Exhibit Index