Form 10-Q
period 2005-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2005-11-10
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

(704) 344-8150

(Registrant’s telephone number, including area code)

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

As of November 8, 2005, there were 35,021,335 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

PART I—FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

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

•       technological developments and changes in the communications industry,

•       financing sources and availability,

•       regulatory support payments,

•       the effects of regulation and competition, and

•       pending litigation.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in Exhibit 99.1 to this Quarterly Report (filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q filed on August 12, 2005, and incorporated herein by reference). You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

Item 1.   Financial Statements.

Except as otherwise required by the context, references in this Quarterly Report to “FairPoint,” “our company,” “we,” “us,” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries. Except as otherwise required by the context, all references to the “Company” refer to FairPoint Communications, Inc. excluding its subsidiaries.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$5,108	3,595
Accounts receivable, net	32,082	30,203
Other	8,852	6,805
Income tax recoverable	717	—
Deferred income tax, net	1,065	—
Assets of discontinued operations	90	102
Total current assets	47,914	40,705
Property, plant, and equipment, net	246,674	252,262
Other assets:
Investments	41,477	37,749
Goodwill	480,266	468,508
Deferred income tax, net	81,950	—
Deferred charges and other assets	18,471	19,912
Total other assets	622,164	526,169
Total assets	$916,752	819,136
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,161	14,184
Current portion of long-term debt and other long-term liabilities	668	624
Demand notes payable	363	382
Accrued interest payable	147	16,582
Other accrued liabilities	16,921	15,872
Dividends payable	13,765	—
Liabilities of discontinued operations	2,227	2,262
Total current liabilities	51,252	49,906
Long-term liabilities:
Long-term debt, net of current portion	609,790	809,908
Preferred shares subject to mandatory redemption	—	116,880
Liabilities of discontinued operations	1,061	1,580
Deferred credits and other long-term liabilities	4,592	12,667
Total long-term liabilities	615,443	941,035
Commitments and contingencies
Minority interest	9	11
Common stock subject to put options	—	1,136
Stockholders’ equity (deficit):
Common stock	350	94
Additional paid-in capital	603,817	198,519
Unearned compensation	(7,087)	—
Accumulated deficit	(350,731)	(371,565)
Accumulated other comprehensive income, net	3,699	—
Total stockholders’ equity (deficit)	250,048	(172,952)
Total liabilities and stockholders’ equity (deficit)	$916,752	819,136

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Revenues	$66,038	65,437	192,909	188,838
Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	37,903	34,184	104,575	96,355
Depreciation and amortization	12,947	12,176	39,063	36,876
Stock-based compensation	567	45	1,659	133
Total operating expenses	51,417	46,405	145,297	133,364
Income from operations	14,621	19,032	47,612	55,474
Other income (expense):
Net loss on sale of investments and other assets	(15)	(439)	(199)	(240)
Interest and dividend income	398	572	1,670	1,330
Interest expense	(10,026)	(26,160)	(36,584)	(77,698)
Equity in net earnings of investees	2,716	2,875	8,168	7,929
Realized and unrealized losses on interest rate swaps	—	—	—	(112)
Other nonoperating, net	—	—	(87,746)	—
Total other expense	(6,927)	(23,152)	(114,691)	(68,791)
Income (loss) from continuing operations before income taxes	7,694	(4,120)	(67,079)	(13,317)
Income tax benefit (expense)	(3,504)	(105)	87,915	(279)
Minority interest in income of subsidiaries	(1)	—	(2)	(1)
Income (loss) from continuing operations	4,189	(4,225)	20,834	(13,597)
Income from discontinued operations	—	—	—	671
Net income (loss)	$4,189	(4,225)	20,834	(12,926)
Weighted average shares outstanding:
Basic	34,550	9,468	31,043	9,468
Diluted	34,590	9,468	31,085	9,468
Basic and diluted earnings (loss) from continuing operations per share	$0.12	(0.45)	0.67	(1.44)
Basic and diluted earnings from discontinued operations per share	$—	—	—	0.07
Basic and diluted earnings (loss) per share	$0.12	(0.45)	0.67	(1.37)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2005		2004		2005		2004
	(Dollars in thousands)
Net income (loss)		$4,189		(4,225)		20,834		(12,926)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding loss arising during period	$—		(109)		—		(1,255)
Less reclassification for gain included in net loss	—		—		—		(214)
		—		(109)		—		(1,469)
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $3.3 million as of the three months ended September 30, 2005 and net of tax expense of $2.2 million for the nine months ended September 30, 2005		5,465		—		3,699		—
Reclassification adjustment		—		—		—		103
Other comprehensive income (loss)		5,465		(109)		3,699		(1,366)
Comprehensive income (loss)		$9,654		(4,334)		24,533		(14,292)

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$20,834	(12,926)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	—	(671)
Dividends and accretion on shares subject to mandatory redemption	2,362	14,820
Loss on preferred stock subject to mandatory redemption	9,899	—
Deferred income taxes	(97,921)	—
Amortization of debt issue costs	1,458	3,452
Depreciation and amortization	39,063	36,876
Loss on early retirement of debt	77,847	—
Minority interest in income of subsidiaries	2	1
Income from equity method investments	(8,168)	(7,929)
Other non cash items	1,774	(463)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(1,551)	(2,617)
Accounts payable and accrued expenses	(15,090)	2,392
Income taxes	8,090	(254)
Other assets/liabilities	226	177
Total adjustments	17,991	45,784
Net cash provided by operating activities of continuing operations	38,825	32,858
Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties, net of cash acquired	(25,730)	45
Acquisition of investments	(12)	—
Net capital additions	(17,905)	(23,956)
Distributions from investments	7,309	11,810
Net proceeds from sales of investments and other assets	175	356
Other, net	(629)	(334)
Net cash used in investing activities of continuing operations	(36,792)	(12,079)
Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	431,921	—
Debt issue and offering costs	(9,061)	(5,631)
Proceeds from issuance of long-term debt	680,709	137,660
Repayments of long-term debt	(883,370)	(149,885)
Repurchase of preferred and common stock	(129,278)	(1,000)
Payment of fees and penalties associated with early retirement of long term debt	(61,037)	—
Payment of deferred transaction fee	(8,445)	—
Proceeds from exercise of stock options	184	—
Dividends paid to common stockholders	(21,533)	—
Net cash provided by (used in) financing activities of continuing operations	90	(18,856)
Net cash contributed from continuing operations to discontinued operations	(610)	(1,113)
Net increase in cash	1,513	810
Cash, beginning of period	3,595	5,603
Cash, end of period	$5,108	6,413

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1)   Organization and Basis of Financial Reporting

The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2004 and, in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint’s results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company used the gross proceeds of $462.5 million from the offering together with borrowings of $566.0 million under the term facility of the credit facility as follows:

•       $176.7 million to repay in full all outstanding loans under the Company’s old credit facility (including accrued interest);

•       $122.1 million to repurchase $115.0 million aggregate principal amount of the Company’s 9 1/2% senior subordinated notes due 2008, or the 9 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

•       $51.8 million to repurchase $50.8 million aggregate principal amount of the Company’s floating rate callable securities due 2008, or the floating rate notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

•       $193.4 million to repurchase $173.1 million aggregate principal amount of the Company’s 12 1/2% senior subordinated notes due 2010, or the 12 1/2% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)   Initial Public Offering and Other Transactions (Continued)

•       $274.9 million to repurchase $223.0 million aggregate principal amount of the Company’s 11 7/8% senior notes due 2010, or the 11 7/8% notes, pursuant to the tender offer and consent solicitation for such notes (including accrued interest, tender premiums and consent payments);

•       $129.2 million to repurchase all of the Company’s series A preferred stock subject to mandatory redemption, or the series A preferred stock, from the holders thereof (together with accrued and unpaid dividends thereon);

•       $10.6 million to repay a substantial portion of the Company’s subsidiaries’ outstanding long-term debt (including accrued interest);

•       $7.0 million to repay in full a promissory note issued by the Company in connection with a past acquisition;

•       $18.4 million to invest in temporary investments pending the redemption of the 9 1/2% notes and the floating rate notes not tendered in the tender offers for such notes; and

•       $44.4 million to pay fees and expenses, including underwriting discounts of $27.8 million, $8.2 million of debt issuance costs associated with the credit facility and a transaction fee of approximately $8.4 million paid to Kelso & Company, one of the Company’s investors.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2)   Initial Public Offering and Other Transactions (Continued)

The Company received gross proceeds of $462.5 million from the offering which, net of costs incurred of $30.6 million related to the offering, has been allocated to paid-in capital.

(c)   Dividends

The Company has adopted a dividend policy under which a substantial portion of the cash generated by the Company’s business in excess of operating needs, interest and principal payments on indebtedness, dividends on future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of its common stock, rather than retained and used for other purposes.

On September 21, 2005, the Company declared a dividend of $0.39781 per share of common stock, which was paid on October 19, 2005 to holders of record as of October 3, 2005. In 2005, the Company has paid dividends totaling $35.3 million, or $1.02105 per share of common stock.

(3)   Income Taxes

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

For the three months ended September 30, 2005, the Company recorded income tax expense of $3.5 million. The higher tax expense in 2005 resulted primarily from taxable income during the third quarter of 2005 versus losses incurred in prior periods. During the three months ended September 30, 2004, income tax expense was $0.1 million related primarily to income taxes owed in certain states.

For the nine months ended September 30, 2005, the Company recorded an income tax benefit of $87.9 million. The income tax benefit and effective tax rate were primarily impacted by unusual items occurring during the nine months ended September 30, 2005. Income tax benefits of $20.3 million were recognized due to the taxable loss in the first nine months of 2005, resulting from losses on the extinguishment of debt. In addition, the Company recognized income tax benefits of $66.0 million from the reduction of the deferred tax valuation allowance. The income tax benefit also includes $1.6 million for an adjustment to record the Company’s net deferred tax assets at an expected federal income tax rate of 35% (from 34%), in anticipation of higher levels of taxable income in subsequent periods. Exclusive of unusual items affecting the tax rate, the Company’s effective annual tax rate is estimated at 43.2% for 2005. This rate is higher than the anticipated statutory federal and state rates due to the dividends and accretion on our series A preferred stock which are non-deductible for tax purposes. During the nine months ended September 30, 2004, income tax expense was $0.3 million related primarily to income taxes owed in certain states.

The valuation allowance for deferred tax assets as of December 31, 2004 was $66.0 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3)   Income Taxes (Continued)

liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering, the Company has reduced its aggregate long term debt and expects a significant reduction in its annual interest expense. When considered together with the Company’s history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, the Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets. Therefore, the valuation allowance was reversed in the first quarter of 2005, subsequent to the offering.

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

As of September 30, 2005, the Company has granted 523,716 shares of restricted stock issued under the Company’s 2005 Stock Incentive Plan to certain employees. These shares vest over periods ranging from three to four years and certain of these shares pay current dividends. In connection with these grants, the Company recorded unearned compensation of $9.5 million, which has been reduced to $7.1 million as of September 30, 2005. During the third quarter of 2005, 44,213 shares of restricted stock were forfeited bringing the total number of shares of restricted stock forfeited under the 2005 Stock Incentive Plan to 53,687.

In the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of restricted stock or restricted units, at the recipient’s option, issued under the Company’s 2005 Stock Incentive Plan. The restricted stock and restricted units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date, commencing on July 1, 2005, and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of restricted stock with a total value at the grant date of approximately $30,000 and 7,480 restricted units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. An additional 184 restricted units were granted in the third quarter of 2005 in lieu of dividends on the restricted units.

In total, the Company has recorded stock-based compensation expense of $0.6 million and $1.7 million, respectively, in the three and nine months ended September 30, 2005. The Company recorded stock-based compensation expense of $45,000 and $133,000, respectively, in the three and nine months ended September 30, 2004.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(4)   Stock-Based Compensation (Continued)

The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$4,189	$(4,225)	$20,834	$(12,926)
Stock-based compensation expense included in reported net income, net of tax	354	45	1,035	133
Stock-based compensation determined under fair value based method, net of tax	(342)	(113)	(1,047)	(593)
Pro forma net income (loss)	$4,201	$(4,293)	$20,822	$(13,386)
Basic earnings (loss) per share:
As reported	$0.12	$(0.45)	$0.67	$(1.37)
Pro forma	0.12	(0.45)	0.67	(1.41)
Diluted earnings (loss) per share:
As reported	$0.12	$(0.45)	$0.67	$(1.37)
Pro forma	0.12	(0.45)	0.67	(1.41)

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. The adoption of SFAS No. 123(R)’s fair value method is not expected to have a material impact on the Company’s income from operations. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the table above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The Company expects to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for the Company as of the beginning of the first annual reporting period that begins after June 15, 2005.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(5)   Acquisitions (Continued)

Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries. The acquisition is referred to herein as the Berkshire acquisition.

The Berkshire acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final settlement of an escrow, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $10.9 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $2.4 million and the remaining $8.5 million has been recognized as goodwill. The estimated useful life of the $2.4 million intangible asset is 15 years.

On September 1, 2005, the Company completed the acquisition of Bentleyville Communications Corporation, or Bentleyville. The purchase price was approximately $11.0 million (or $9.3 million net of cash acquired), subject to adjustment. The Company incurred acquisition costs of $0.4 million. Bentleyville provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to the Company’s existing operations in Pennsylvania. The acquisition is referred to herein as the Bentleyville acquisition.

The Bentleyville acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $4.6 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $1.4 million and the remaining $3.2 million has been recognized as goodwill. The estimated useful life of the $1.4 million intangible asset is 15 years.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(5)   Acquisitions (Continued)

The following unaudited pro forma information presents the combined results of operations of the Company as though the Berkshire acquisition and the Bentleyville acquisition each had been consummated on January 1, 2004. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the Berkshire acquisition and the Bentleyville acquisition each had been consummated at the beginning of the period or which may be attained in the future.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(in thousands)
Revenues	$66,654	$67,916	$197,370	$196,276
Income (loss) from continuing operations	4,114	(4,461)	20,299	(14,296)
Net income (loss)	4,114	(4,461)	20,299	(13,625)
Earnings (loss) per share:
Basic	$0.12	$(0.47)	$0.65	$(1.44)
Diluted	0.12	(0.47)	0.65	(1.44)

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

Net liabilities of discontinued competitive communications operations as of September 30, 2005 and December 31, 2004 were $3.2 million and $3.7 million, respectively. The remaining restructuring accrual at September 30, 2005 was $2.1 million, and is primarily associated with remaining equipment and lease obligations. The change in the restructuring accrual from December 31, 2004 to September 30, 2005 was comprised of payments towards the lease obligations.

The income from discontinued operations of $0.7 million for the nine months ended September 30, 2004 resulted from the re-evaluation of certain accrued liabilities associated with the Company’s discontinued operations.

(7)   Interest Rate Swap Agreements

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding and forecasted debt obligations. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(7)   Interest Rate Swap Agreements (Continued)

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

On February 8, 2005, the Company entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of its variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, the Company entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.69%, plus a 2.0% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of September 30, 2005, approximately 81% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three and nine months ended September 30, 2005. At September 30, 2005, the fair market value of these swaps was approximately $5.9 million and has been recorded, net of tax of $2.2 million, as a decrease in comprehensive income. Of the $5.9 million, $1.6 million has been included in other current assets and $4.3 million has been included in other long-term assets.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8)   Investments

The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows (in thousands):

	June 30, 2005	December 31, 2004
Current assets	$1,899	$1,545
Property, plant and equipment, net	36,488	34,525
Total assets	$38,387	$36,070
Current liabilities	$262	$3,682
Partners’ capital	38,125	32,388
	$38,387	$36,070

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues	$43,302	$42,192	$123,946	$116,660
Operating income	33,565	36,181	100,922	98,527
Net income	33,782	36,383	101,511	99,327

The Company also has other investments in non-marketable securities which are accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9)   Long Term Debt

Long term debt at September 30, 2005 and December 31, 2004 is shown below:

	September 30, 2005	December 31, 2004
	(In thousands)
Senior secured notes, variable rates ranging from 5.4375% to 7.75% (weighted average rate of 5.607%) at September 30, 2005, due 2011 to 2012	$605,150	$—
Senior secured notes, variable rates ranging from 6.44% to 8.75% at December 31, 2004, due 2005 to 2007	—	182,357
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	—	115,207
Variable rate notes, 6.4875% at December 31, 2004	—	75,000
Senior subordinated notes, 12.50%, due 2010	—	193,000
Senior notes, 11.875%, due 2010	2,050	225,000
Senior notes to RTFC:
Fixed rate, ranging from 8.2% to 9.20%, due 2014	3,258	2,278
Variable rate, 6.15% at December 31, 2004, due 2009	—	3,415
Subordinated promissory notes, 7.00%, due 2005	—	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 4.96% to 10.78%, due 2005 to 2016	—	6,034
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	—	1,141
Total outstanding long-term debt	610,458	810,432
Less current portion	(668)	(524)
Total long-term debt, net of current portion	$609,790	$809,908

The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2005 are as follows:

Year ending September 30, (In thousands)
2006	$668
2007	705
2008	743
2009	296
2010	2,208
Thereafter	605,838
$610,458

The Company has entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9)   Long Term Debt (Continued)

$588.5 million. On the closing date of the offering (February 8, 2005), the Company drew $566.0 million against the term facility. In addition, on May 2, 2005, the Company drew $22.4 million of borrowings under the delayed draw facility of the credit facility. The Company incurred approximately $9.9 million of debt issuance costs associated with entering into the credit facility and subsequent amendments thereto.

The term facility matures in February 2012 and the revolving facility matures in February 2011.

Borrowings bear interest, at the Company’s option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in the credit facility) plus an applicable margin or (b) the Base rate (as defined in the credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under the credit facility are 2.0% and 1.0%, respectively. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. Interest with respect to Base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

The credit facility provides for payment to the lenders of a commitment fee on any unused commitments equal to 0.5% per annum, payable quarterly in arrears, as well as other fees.

The credit facility requires certain mandatory prepayments, including first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the revolving facility and/or to reduce revolving facility commitments with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds the Company receives from the issuance of permitted securities and, at certain times if the Company is not permitted to pay dividends, with 50% of the increase in the Company’s Cumulative Distributable Cash (as defined in the credit facility) during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million.

The credit facility provides for voluntary prepayments of the revolving facility and the term facility and voluntary commitment reductions of the revolving facility, subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with the Company’s affiliates.

The credit facility restricts the Company’s ability to declare and pay dividends on its common stock as follows:

•       The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. “Available cash” is defined in the credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness (unless funded by debt or equity), (iii) capital expenditures (unless

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9)   Long Term Debt (Continued)

funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus certain non-cash items excluded from Adjusted EBITDA and received in cash. “Adjusted EBITDA” is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

•       The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company’s leverage ratio is above 5.00 to 1.00 or if the Company does not have at least $10 million of cash on hand (including unutilized commitments under the credit facility’s revolving facility).

The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $5.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of September 30, 2005, a letter of credit had been issued for $1.2 million.

The credit facility is guaranteed, jointly and severally, subject to certain exceptions, by all first tier subsidiaries of the Company. The Company has provided to Deutsche Bank Trust Company Americas, as collateral agent for the benefit of the lenders under the credit facility and certain hedging creditors under permitted hedging agreements, collateral consisting of (subject to certain exceptions) 100% of the Company’s equity interests in the subsidiary guarantors and certain other intermediate holding company subsidiaries. Newly acquired or formed direct or indirect subsidiaries of the Company which own equity interests of any subsidiary that is an operating company will be required to provide the collateral described above.

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

(10)   Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted stock units, shares of restricted common

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(10)   Earnings Per Share (Continued)

stock and shares that could be issued under outstanding stock options. For the three and nine months ended September 30, 2005, diluted weighted average shares of common stock outstanding included 39,660 and 41,597 shares associated with outstanding stock options and non-vested restricted stock and restricted stock units.

The number of potential shares of common stock excluded from the calculation of diluted net income (loss) per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Contingent stock options	833	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	242	416	241	416
Restricted stock	452	—	471	—
Restricted stock units	30	27	34	27
Total	1,557	1,276	1,579	1,276

(11)   Litigation

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the offering, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company will contest the appeal. The Company believes that the complaint is without merit and intends to continue to defend the litigation vigorously.

The Company currently and from time to time is involved in other litigation and regulatory proceedings incidental to the conduct of its business, but currently the Company is not a party to any lawsuit or proceeding which, in its opinion, is likely to have a material adverse effect on the Company.

(12)   Subsequent Event

On November 7, 2005, the Company reached an agreement to terminate, at the conclusion of the transition period, a service bureau arrangement with an outsourced service provider that provides billing

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(12)   Subsequent Event (Continued)

services to several of the Company’s subsidiaries. The Company will receive $4.0 million in cash from the outsourced service provider and the Company will not have to pay an additional $1.2 million which was scheduled to be paid to the service provider over the next 21 months. In addition, the Company has selected another billing service provider and plans to convert all of its subsidiaries to the billing platform of the new service provider. The Company will continue to use the current service provider until this conversion is completed. The Company has capitalized, net of accumulated amortization, approximately $7.7 million of internal and external costs associated with software development costs for its end-user billing platform related to this arrangement. Due to the agreement reached in November 2005, the Company has performed an impairment test which indicated that the asset group containing this asset is not impaired. However, the Company is re-evaluating the estimated useful life of this asset as a result of the settlement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries. The discussion should be read in conjunction with FairPoint’s Consolidated Financial Statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

We are a leading provider of communications services in rural communities, offering an array of services including local voice, long distance, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 291,072 access line equivalents (voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of September 30, 2005.

We were incorporated in February 1991 for the purpose of operating and acquiring incumbent telephone companies in rural markets. We have acquired 32 such businesses, 28 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone company subsidiaries qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited voice competition from cable providers. While most of our markets are served by wireless service providers, their impact on our business has been limited. We occasionally negotiate interconnection agreements from other telecommunications providers which could ultimately result in increased competition in those markets.

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

At September 30, 2005, 17 of our operating companies (representing 68% of access line equivalents) had converted to a single outsourced billing platform, unchanged from June 30, 2005. These billing conversions had resulted in delays in late notices, disconnect notices and non-pay disconnects at some of the converted companies. During the third quarter, these processes were corrected and in the quarter through October, non-pay disconnects were effected as appropriate. On October 7, 2005, we learned that the billing service bureau used by us contracted to sell the software underlying our new billing system and agreed not to add any future customers to its service bureau platform. In addition to the short term difficulties experienced during the billing conversion, this potential sale raises concerns about the long-term reliability of the service bureau.

Subsequent to September 30, 2005, we have processed the majority of the non-pay disconnects that were delayed as a result of the billing conversion. As a result, during October 2005 we disconnected approximately 1,300 voice access lines as a result of non-pay and we have resumed our normal disconnect processes.

On November 7, 2005, we reached an agreement with our outsourced service provider to transition to another service provider of our choice by December 31, 2006. As part of this settlement, we will receive $4.0 million in cash as compensation from the outsourced billing provider in order to relieve it from its responsibilities under the original service bureau contract. In addition, we do not have to pay an additional $1.2 million which was scheduled to be paid to the service provider over the next 18 months. We have selected Mid America Computer Corporation (“MACC”) as our new provider of billing services. We plan to convert all of our companies to the MACC platform by early 2007.

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

We face risks that could materially adversely affect our business, consolidated financial condition, results of operations or liquidity or the market price of our common stock. For a discussion of certain of the risks facing us, see Exhibit 99.1 to this Quarterly Report (filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q filed on August 12, 2005, and incorporated herein by reference).

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenue Source
Local calling services	$16,586	$15,974	$48,185	$47,322	25%	24%	25%	25%
Universal service fund-high cost loop	5,045	5,807	14,548	17,110	8%	9%	8%	9%
Interstate access revenues	17,697	17,382	54,660	52,061	27%	27%	28%	28%
Intrastate access revenues	10,227	10,844	29,844	31,879	15%	16%	15%	17%
Long distance services	5,694	5,009	15,174	13,258	9%	8%	8%	7%
Data and Internet services	6,230	5,064	17,759	13,550	9%	8%	9%	7%
Other services	4,559	5,357	12,739	13,658	7%	8%	7%	7%
Total	$66,038	$65,437	$192,909	$188,838	100%	100%	100%	100%

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

•       Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options, restricted stock units, restricted units and restricted stock granted to our executive officers and directors, and stockholder appreciation rights agreements granted to one of our current executive officers and one of our former executive officers. The stockholder appreciation rights agreements were all settled during March of 2005.

Acquisitions

We intend to continue to pursue selective acquisitions:

•       On May 2, 2005, we completed the Berkshire acquisition for a purchase price of approximately $20.4 million, subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents serving five communities in New York State. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries.

•       On September 1, 2005, we completed the Bentleyville acquisition for approximately $11.0 million in cash, subject to adjustment. Bentleyville, which has approximately 3,600 access line equivalents, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania.

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

Stock Based Compensation

In February 2005 and September 2005, we issued 473,716 shares and 50,000 shares, respectively, of restricted stock under our 2005 Stock Incentive Plan. This issuance will result in recognition of an additional compensation expense of approximately $2.2 million in 2005. At September 30, 2005, 467,878 shares of our common stock may be issued in the future pursuant to awards authorized under our 2005 Stock Incentive Plan which could result in an additional compensation expense. In the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of restricted stock or restricted units, at the recipient’s option, which will vest on a quarterly basis, issued under the Company’s 2005 Stock Incentive Plan. The 2005 non-employee director awards began to vest on July 1, 2005. In addition, the Company granted restricted stock units to certain employees in December 2003 of which 26,442 remain outstanding at September 30, 2005. Non-cash compensation charges associated with restricted units, restricted stock units and restricted stock was $0.6 million and $1.7 million for the three and nine months ended September 30, 2005, respectively. We did not recognize any additional charges associated with stockholder appreciation rights that were settled during the first quarter of 2005.

Non-cash compensation charges associated with restricted stock units were $45,000 and $0.1 million for the three and nine months ended September 30, 2004, respectively.

Results of Operations

The following tables set forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The quarter-to-quarter and year-to-date comparisons of financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

	Three months ended September 30,		Three months ended September 30,
	2005	% of revenue	2004	% of revenue
Revenues	$66,038	100.0%	$65,437	100.0%
Operating expenses	37,903	57.4%	34,184	52.2%
Depreciation and amortization	12,947	19.6%	12,176	18.6%
Stock based compensation	567	0.9%	45	0.1%
Total operating expenses	51,417	77.9%	46,405	70.9%
Income from operations	14,621	22.1%	19,032	29.1%
Net (loss) gain on sale of investments and other assets	(15)	(0.0)%	(439)	(0.7)%
Interest and dividend income	398	0.6%	572	0.9%
Interest expense	(10,026)	(15.2)%	(26,160)	(40.0)%
Equity in net earnings of investees	2,716	4.1%	2,875	4.4%
Total other expense	(6,927)	(10.5)%	(23,152)	(35.4)%
Income (loss) before income taxes	7,694	11.6%	(4,120)	(6.3)%
Income tax benefit (expense)	(3,504)	(5.3)%	(105)	(0.2)%
Minority interest in income of subsidiaries	(1)	(0.0)%	—	—
Net income (loss)	$4,189	6.3%	$(4,225)	(6.5)%

Revenues

Revenues.   Revenues increased $0.6 million to $66.0 million in 2005 compared to $65.4 million in 2004. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $0.6 million to $16.6 million in 2005 compared to $16.0 million in 2004. Excluding the impact of acquired operations, local calling service revenues increased $0.2 million compared to the third quarter of 2004. Voice access lines, including lines acquired, increased 2.0% from the third quarter of 2004 and increased sequentially from the second quarter of 2005 by 0.5%. Voice access lines, excluding acquired lines, decreased 0.8% from the second quarter of 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts decreased $0.8 million to $5.0 million in 2005. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect that this trend will continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

Interstate access revenues.   Interstate access revenues were $17.7 million for the three months ended September 30, 2005 compared to $17.4 million for the three months ended September 30, 2004. Excluding the impact of acquired companies, interstate access revenues decreased $0.3 million compared to 2004. In total, increased revenues due to the recovery of allowable expenses are more than offset by revenue reductions due to returns on a lower rate base.

Intrastate access revenues.   Intrastate access revenues decreased $0.6 million from $10.8 million in 2004 to $10.2 million in 2005. Excluding the impact of acquired companies, intrastate access revenues decreased $0.9 million compared to 2004. The decrease was mainly attributed to declines in total minutes of use combined with rate reductions implemented in Maine.

Long distance services.   Long distance services revenues increased $0.7 million from $5.0 million in 2004 to $5.7 million in 2005. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2005 was 42.3% of voice access lines as compared to 36.0% as of September 30, 2004.

Data and Internet services.   Data and Internet services revenues increased $1.2 million to $6.2 million in 2005 compared to 2004. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 33,007 as of September 30, 2004 to 43,020 as of September 30, 2005 and represents a 17.3% penetration of voice access lines.

Other services.   Other revenues decreased from $5.4 million in 2004 to $4.6 million in 2005. Excluding the impact of acquired companies, other revenues decreased $1.2 million compared to 2004. The primary reason for this decrease was a $1.2 million one-time sale and installation of E911 system equipment in the third quarter of 2004.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $3.7 million to $37.9 million in 2005 from $34.2 million in 2004. Approximately $1.0 million of this increase is related to operating expenses of the companies acquired during 2005. In addition, this increase is primarily driven by an increase in bad debt expense of $0.8 million, an increase in consulting expenses of $0.5 million primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act, an increase in billing expenses of $0.5 million and an increase in legal expenses of $0.4 million. The increase in bad debt expense is primarily associated with the conversion and outsourcing of our billing function which has resulted in a temporary delay in late notices, disconnect notices and non-pay disconnects at some of the converted companies.

Depreciation and amortization.   Depreciation and amortization expense increased $0.8 million to $12.9 million in 2005.

Stock-based compensation.   For the three months ended September 30, 2005, stock-based compensation associated with the award of restricted stock, restricted units and restricted stock units was $0.6 million. During the three months ended September 30, 2004, stock-based compensation associated with restricted stock units was $45,000.

Income from operations.   Income from operations decreased $4.4 million to $14.6 million in 2005 from $19.0 million in 2004. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues. In addition to the increase in unregulated products, we have experienced declines in Universal Service Fund and intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other expense decreased $16.2 million to $6.9  million in 2005 from $23.2 million in 2004. Interest expense decreased $16.1 million to $10.0 million in 2005, mainly attributable to the transactions which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which eliminated dividends and accretion on our series A preferred stock for the three months ended September 30, 2005, which under Statement of Financial Accounting Standards No. 150, or SFAS No. 150, were being reported as interest expense.

Income tax (expense) benefit.   Income tax expense of $3.5 million was recorded for the three months ended September 30, 2005. The higher tax expense in 2005 resulted primarily from taxable income during the third quarter of 2005 versus losses incurred in prior periods. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The effective rate, exclusive of unusual items, for the nine months ended September 30, 2005 is higher than the anticipated statutory federal and state rates due to the dividends and accretion on our series A preferred stock which are non-deductible for tax purposes. During the three months ended September 30, 2004, income tax expense was $0.1 million related primarily to income taxes owed in certain states.

Net income (loss).   Net income was $4.2 million for the three months ended September 30, 2005 as compared to a loss of $4.2 million for the three months ended September 30, 2004. The differences between 2005 and 2004 are a result of the factors discussed above.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

	Nine months ended September 30,		Nine months ended September 30,
	2005	% of revenue	2004	% of revenue
Revenues	$192,909	100.0%	$188,838	100.0%
Operating expenses	104,575	54.2%	96,355	51.0%
Depreciation and amortization	39,063	20.2%	36,876	19.5%
Stock based compensation	1,659	0.9%	133	0.1%
Total operating expenses	145,297	75.3%	133,364	70.6%
Income from operations	47,612	24.7%	55,474	29.4%
Net (loss) gain on sale of investments and other assets	(199)	(0.1)%	(240)	(0.1)%
Interest and dividend income	1,670	0.9%	1,330	0.7%
Interest expense	(36,584)	(19.0)%	(77,698)	(41.2)%
Equity in net earnings of investees	8,168	4.2%	7,929	4.2%
Realized and unrealized losses on interest rate swaps	—	—	(112)	(0.1)%
Other non-operating, net	(87,746)	(45.5)%	—	—
Total other expense	(114,691)	(59.5)%	(68,791)	(36.5)%
Loss from continuing operations before income taxes	(67,079)	(34.8)%	(13,317)	(7.1)%
Income tax benefit (expense)	87,915	45.6%	(279)	(0.1)%
Minority interest in income of subsidiaries	(2)	(0.0)%	(1)	(0.0)%
Income (loss) from continuing operations	20,834	10.8%	(13,597)	(7.2)%
Income from discontinued operations	—	—	671	0.4%
Net income (loss)	$20,834	10.8%	$(12,926)	(6.8)%

Revenues

Revenues.   Revenues increased $4.1 million to $192.9 million in 2005 compared to $188.8 million in 2004. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $0.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Excluding the impact of acquired companies, local calling services revenues increased $0.3 million compared to 2004. Voice access lines increased 2.0% from September 30, 2004. Voice access lines, excluding acquired lines, decreased 1.9% from September 30, 2004. Also impacting local calling service revenues was the implementation of Basic Service Calling Areas in Maine which changes and expands basic service calling areas and has the effect of shifting revenues from intrastate access to local service.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts decreased $2.6 million to $14.5 million in 2005 from $17.1 million in 2004. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect that this trend will continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

Interstate access revenues.   Interstate access revenues increased $2.6 million to $54.7 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Excluding the impact of acquired companies, interstate access revenues increased $1.7 million compared to 2004. This increase is primarily due to an increase in revenue settlements and adjustments related to prior years of $1.9 million.

Intrastate access revenues.   Intrastate access revenues for the nine months ended September 30, 2005 decreased $2.0 million to $29.8 million. Excluding the impact of acquired companies, intrastate access revenues decreased $2.4 million compared to 2004. The decrease was mainly attributed to declines in total minutes of use combined with rate reductions implemented in Maine that effectively shifted revenues to local calling services.

Long distance services.   Long distance services revenues increased $1.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. This increase is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2005 was 42.3% of voice access lines as compared to 36.0% as of September 30, 2004.

Data and Internet services.   Data and Internet services revenues increased $4.2 million from $13.6 million in 2004 to $17.8 million in 2005. This increase is due primarily to increases in high speed data customers as we continue to aggressively market our broadband services. Our high speed data subscribers increased from 33,007 as of September 30, 2004 to 43,020 as of September 30, 2005 and represents a 17.3% penetration of voice access lines.

Other services.   Other services revenues declined $0.9 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Excluding the impact of acquired companies, other services revenues decreased $1.7 million compared to 2004. The primary reason for this decrease was a $1.2 million one-time sale and installation of E911 system equipment in the third quarter of 2004. In addition, contributing to the decrease are reductions in billing and collections revenues as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this trend to continue.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $8.2 million to $104.6 million in 2005 from $96.4 million in 2004. The increase in operating expenses is due primarily to an increase in consulting fees of $2.0 million primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act, an increase in expenses related to high speed data and long distance services of $1.8 million driven principally by the increase in our high speed data initiatives and long distance revenue growth, a $1.6 million increase in expenses due to the Berkshire acquisition and the Bentleyville acquisition, an increase in bad debt expense of $1.2 million, an increase in billing expenses of $1.2 million and an increase in employee expenses of $0.5 million. The increase in billing expenses of $1.2 million relates to the conversion and outsourcing of our billing function. The increase in bad debt expense also relates to the billing conversion which resulted in a temporary delay in late notices, disconnect notices and non-pay disconnects at some of the converted companies.

Depreciation and amortization.   Depreciation and amortization increased $2.2 million to $39.1 million in 2005 from $36.9 million in 2004.

Stock based compensation.   For the nine months ended September 30, 2005, stock-based compensation associated with the award of restricted stock, restricted units and restricted stock units increased $1.5 million compared to the nine months ended September 30, 2004.

Income from operations.   Income from operations decreased $7.9 million to $47.6 million in 2005. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues. In addition to the increase in unregulated products, we have experienced declines in Universal Service Fund and intrastate revenues which have significantly higher margins and have experienced an increase in operating expenses.

Other income (expense).   Total other expense increased $45.9 million to $114.7 million in 2005. Interest expense decreased $41.1 million to $36.6 million in 2005, mainly attributable to the transactions which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which also eliminated dividends and accretion on our series A preferred stock for the nine months ended September 30, 2005, which under SFAS 150 were being reported as interest expense. The refinancing of our old credit facility and the repurchase and/or redemption of the 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax (expense) benefit.   Income tax benefits of $20.3 million were recorded primarily due to the taxable loss in the nine months ended September 30, 2005, driven by the expenses incurred from the transactions. In addition, we reported income tax benefits of $66.0 million from the recognition of deferred tax benefits from the reversal of the deferred tax valuation allowance resulting from the Company’s expectation of generating future taxable income following the transactions. During the nine months ended September 30, 2004, the income tax expense related primarily to income taxes owed in certain states. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. The tax rate for the nine months ended September 30, 2005 was approximately 131.1%. The tax rate increased from the same period in 2004 primarily as a result of unusual items occurring during the first nine months of 2005, which included a reduction of the valuation allowance for deferred tax assets of $66.0 million and deferred tax benefits of $29.3 million related to the extinguishment of debt. The income tax benefit for 2005 also includes $1.6 million for an adjustment of our net deferred tax assets to an expected federal income tax rate of 35% from 34%, in anticipation of higher levels of taxable income in subsequent periods. During the nine months ended September 30, 2004, income tax expense was $0.3 million related primarily to income taxes owed in certain states. Exclusive of unusual items affecting the tax rate, we are anticipating an effective annual tax rate of 43.2% for 2005, which is higher due primarily to certain non-deductible items.

Net income (loss).   Net income was $20.8 million for the nine months ended September 30, 2005 as compared to a loss of $12.9 million for the nine months ended September 30, 2004. The differences between 2005 and 2004 are a result of the factors discussed above.

Liquidity and Capital Resources

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments, which are expected to be approximately $41.0 to $43.0 million in 2005 taking into account our capital structure costs before and after the transactions (including interest rate swap agreements), primarily related to our credit facility; (ii) capital expenditures, which are expected to be approximately $27.0 to $28.0 million in 2005; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions.

On September 21, 2005, the Company declared a dividend of $0.39781 per share of common stock, which was paid on October 19, 2005 to holders of record as of October 3, 2005. In 2005, the Company has paid dividends totaling $35.3 million, or $1.02105 per share of common stock. In accordance with our dividend policy, we currently intend to continue to pay quarterly dividends at an annual rate of $1.59125 per share for the four fiscal quarters ending March 31, 2006. However, we are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the sole discretion of our board of directors and will depend upon, among other things, our results of operations, our financial condition, future developments that could differ materially from our current expectations, including competitive or technological developments (which could, for example, increase our need for capital expenditures), acquisition opportunities or other factors.

We expect to fund our operations, interest expense, capital expenditures and dividend payments on our common stock for the next twelve months principally from cash from operations. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

For the nine months ended September 30, 2005 and 2004, cash provided by operating activities of continuing operations was $38.8 million and $32.9 million, respectively. As a result of the transactions which substantially de-leveraged us, accrued interest balances were reduced by $16.4 million, resulting in a significant use of cash from operating activities for the nine months ended September 30, 2005.

Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facility’s term facility prior to maturity in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. In addition, borrowings under our credit facility bear interest at variable interest rates. On February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of our variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.69%, plus a 2% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.72%, plus a 2% margin, beginning on June 30, 2005 and ending on March 31, 2012.

Effective on September 30, 2005, we amended our credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. This amendment also effectively reduced the fixed interest rates on our interest rate swap agreements by 0.25%.

As a result of these swap agreements, as of September 30, 2005, approximately 81% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

Net cash used in investing activities from continuing operations was $36.8 million and $12.1 million for the nine months ended September 30, 2005 and 2004, respectively. These cash flows primarily reflect net capital expenditures of $17.9 million and $24.0 million for the nine months ended September 30, 2005 and 2004, respectively, and acquisitions of telephone properties, net of cash acquired, of $25.7 million for the nine months ended September 30, 2005. Offsetting capital expenditures were distributions from investments of $7.3 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively. The $11.8 million received in 2004 included a one time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. In addition, distributions for the nine months ended September 30, 2004 included $8.9 million from our equity interest in Orange County Poughkeepsie Limited Partnership as compared to $6.7 million during the nine months ended September 30, 2005. The distributions declined mainly due to the timing of an additional distribution in 2004. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

On August 4, 2005 the Board of Directors of the Rural Telephone Bank, or RTB, approved the liquidation and dissolution of the RTB, pending action by Congress in its 2006 Appropriations Act to remove any legal restrictions to the redemption of the RTB’s Class A Stock. As part of any such liquidation and dissolution, all RTB loans will be transferred to the Rural Utilities Service and all of the RTB’s Class A Stock, Class B Stock and Class C Stock will be redeemed at par value. We have no outstanding loans with the RTB, but we own 2,301,834 shares of Class B Stock and 24,380 shares of Class C Stock. Our current carrying value of the RTB investment is $22.8 million, which is less than the par value of the stock.  Assuming appropriate approval by Congress, payment for the redeemed stock is expected to occur within 180 days after such Congressional action. We have historically received dividends of approximately $1.4 million per year from our investment in the RTB, which we expect to continue in 2005 but not thereafter if the dissolution is approved.

Net cash provided by financing activities from continuing operations was $0.1 million for the nine months ended September 30, 2005. Net cash used in financing activities from continuing operations was $18.9 million for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $202.7 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and pay debt issuance costs of $9.1 million. For the nine months ended September 30, 2004, these cash flows primarily represent net repayment of long term debt of $12.2 million.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures generally constitute an attractive use of our cash flow. Net capital expenditures were approximately $17.9 million for the nine months ended September 30, 2005.

On May 2, 2005, we used borrowings under our credit facility’s revolving facility to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire’s debt). On September 1, 2005, we used borrowings under our credit facility’s revolving facility to fund the Bentleyville acquisition.

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

Our credit facility consists of a $100.0 million revolving facility, of which $78.8 million was available at November 8, 2005, that matures in February 2011 and a term facility of $588.5 million with $588.5 million outstanding at November 8, 2005 that matures in February 2012. Net borrowings under the revolving facility were $20.0 million from February 8, 2005 through November 8, 2005 and were used primarily to fund the Berkshire acquisition and the Bentleyville acquisition (including the repayment of $1.3 million of Berkshire’s debt). A $1.2 million letter of credit was also outstanding as of November 8, 2005. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our credit facility.

In 1998, the Company issued $125.0 million aggregate principal amount of the 9 1/2 % notes and $75.0 million aggregate principal amount of the floating rate notes. Both series of these notes were to mature on May 1, 2008. On February 9, 2005, we repurchased $115.0 million principal amount of the 9 1/2% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining outstanding 9 1/2% notes and floating rate notes on March 10, 2005.

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

For a summary description of our credit facility and the 11 7/8% notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of September 30, 2005 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$668	$668	$—	$—	$—
Long term debt	609,790	—	1,448	2,504	605,838
Operating leases(1)	11,088	3,054	4,141	1,468	2,425
Non-compete agreements	55	20	35	—	—
Minimum purchase contract	5,072	4,664	408	—	—
Total contractual cash obligations	$626,673	$8,406	$6,032	$3,972	$608,263

(1)          Real property lease obligations of $3.9 million associated with the discontinued operations discussed in note (6) to our condensed consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations or subleases on these properties to reduce the total obligation. Operating leases from continuing operations of $7.2 million are also included.

The following table discloses aggregate information about our derivative financial instruments as of September 30, 2005, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$5,928	1,585	3,554	786	3

(1)          Fair value of interest rate swaps at September 30, 2005 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company’s telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. The settlement period related to (i) the 2003 to 2004 monitoring period lapses on September 30, 2007 and (ii) the 2005 to 2006 monitoring period lapses on September 30, 2009. We will continue to monitor the legal status of any pending or future proceedings that could impact our entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

Allowance for doubtful accounts.   In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our accompanying consolidated balance sheet.

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

We had $251.9 million in federal and state net operating loss carry forwards as of December 31, 2004. On February 8, 2005, we completed the offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our net operating loss carry forwards and other tax attributes. In addition, as a result of the offering, we have substantially reduced our aggregate long term debt and expect a significant reduction in our annual interest expense. When considered together with our history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, we expect that future taxable income will more likely than not be sufficient to recover net deferred tax assets. We have analyzed both positive and negative evidence and have concluded that the transactions resulted in a significant change in circumstances that results in positive evidence to support that it is more likely than not that the deferred tax asset will be utilized in the future, prior to the expiration of the net operating loss carryforwards. In order to fully realize the deferred tax assets, we will need to generate future taxable income of approximately $250 million prior to the expiration of the net operating loss carryforwards in 2024. Current projections indicate that the net operating losses will be fully utilized by 2011.

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

Goodwill was $480.3 million at September 30, 2005. As part of the Berkshire and Bentleyville acquisitions, the Company has recorded intangible assets related to the acquired companies’ customer relationships of $2.4 million and $1.4 million, respectively. These intangible assets will be amortized over 15 years. The intangible assets are included in Deferred Charges and Other Assets on the Condensed Consolidated Balance Sheet.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. The adoption of SFAS No. 123(R)’s fair value method is not expected to have an adverse impact on our income from operations. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time because it will partially depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as shown in the Stock-Based Compensation table (see Note 4). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to elect to adopt the provisions of SFAS No. 123(R) on a modified prospective application method effective January 1, 2006, with no restatement of any prior periods. SFAS No. 123(R) is effective for us as of the beginning of the first annual reporting period that begins after June 15, 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB No. 143. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. Accordingly, we will adopt FIN 47 during the fourth quarter of 2005. We have not yet determined the impact of the adoption of this interpretation on our financial position, results of operations and cash flows.

Inflation

We do not believe inflation has a significant effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2005, approximately 81% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at September 30, 2005 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.3 million for the nine months ended September 30, 2005.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $5.9 million at September 30, 2005. The fair value indicates an estimated amount we would have paid to cancel the contracts or transfer them to other parties. In connection with our credit facility, on February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 4.69%, plus a 2.0% margin beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012.

Our Annual Report on Form 10-K for the year ended December 31, 2004 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

Item 4. Controls and Procedures.

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure and control procedures were effective in ensuring that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.

There have been no changes in our “internal controls over financial reporting” (as defined in Rule 3a-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. In response to the Sarbanes-Oxley Act, we are continuing a comprehensive review of our disclosure controls and procedures and will improve such controls and procedures as necessary to assure their effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company will contest the appeal. The Company believes that the complaint is without merit and intends to continue to defend the litigation vigorously.

We currently and from time to time are involved in other litigation and regulatory proceedings incidental to the conduct of our business, but currently we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the quarter ended September 30, 2005.

Restrictions on Payment of Dividends

Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•       We may use all of our available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but we may not in general pay dividends in excess of such amount. “Available cash” is defined in our credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness (unless funded by debt or equity), (iii) capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus certain non-cash items excluded from Adjusted EBITDA and received in cash. “Adjusted EBITDA” is defined in our credit facility as Consolidated Net Income (which is defined in our credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

•       We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio is above 5.00 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility’s revolving facility).

Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility” in our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed description of our credit facility and these restrictions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this Quarterly Report in his capacity as the Registrant’s Executive Vice President and Chief Financial Officer (Principal Financial Officer).

FAIRPOINT COMMUNICATIONS, INC.
Date: November 10, 2005	By:	/s/ JOHN P. CROWLEY
		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(3)
3.2	Amended and Restated By Laws of FairPoint.(3)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(3)
4.3	Form of Initial Senior Note due 2010.(4)
4.4	Form of Exchange Senior Note due 2010.(4)
10.1

Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(3)

10.2

First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(3)

10.3

Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)

10.4

Third Amendment to Credit Agreement, dated as of September 14, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(6)

10.5

Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(3)

10.6	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.7	Form of Swingline Note.(3)
10.8	Form of RF Note.(3)
10.9	Form of B Term Note.(3)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(7)
10.11	Nominating Agreement, dated as of February 8, 2005.(3)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)

10.13	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(4)
10.14	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(8)
10.15	Agreement, dated as of October 1, 2004, by and between FairPoint and John P. Duda.(8)
10.16	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(9)
10.17	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(10)
10.18	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.19	Letter Agreement, dated as of October 25, 2004, by and between FairPoint and Valeri A. Marks.(8)
10.20	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.21	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(11)
10.22	FairPoint 1995 Stock Option Plan.(12)
10.23	FairPoint Amended and Restated 1998 Stock Incentive Plan.(12)
10.24	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(10)
10.25	FairPoint 2005 Stock Incentive Plan.(3)
10.26	FairPoint Annual Incentive Plan.(3)
10.27	Form of Restricted Stock Agreement.(8)
10.28	Form of Director Restricted Stock Agreement.(13)
10.29	Restricted Stock Agreement, dated as of September 21, 2005, by and between FairPoint and John P. Crowley.(14)
10.30	Form of Director Restricted Unit Agreement.(13)
21	Subsidiaries of FairPoint.*
31.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk factors (filed as Exhibit 99.1 to our Quarterly Report on Form 10-Q on August 12, 2005, and incorporated herein by reference).

*                    Filed herewith.

2

†                    Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

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

(5)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(6)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 3, 2005.

(7)          Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(8)          Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(9)          Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 1999.

(10)   Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(11)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 24, 2005.

(12)   Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(13)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(14)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

3