Form 10-K
period 2005-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2006-03-14
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2005.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 333-56365

FairPoint Communications, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3725229
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)
521 East Morehead Street, Suite 250	28202
Charlotte, North Carolina	(Zip code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (704) 344-8150.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2005 (based on the closing price of $16.15 per share as quoted on the New York Stock Exchange as of such date) was approximately $442,591,000.

As of March 06, 2006, there were 35,015,019 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Part III of the Annual Report incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than April 30, 2006.

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

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

•       technological developments and changes in the communications industry,

•       financing sources and availability,

•       regulatory support payments,

•       the effects of regulation and competition, and

•       pending litigation.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

ITEM 1.   BUSINESS

Except as otherwise required by the context, references in this Annual Report to “FairPoint,” “our company,” “we,” “us,” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries. Except as otherwise required by the context, all references to the “Company” refer to FairPoint Communications, Inc. excluding its subsidiaries.

Our Business

We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities, and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 288,899 access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of December 31, 2005.

We were incorporated in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. We have acquired 32 such businesses, 28 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited voice competition from cable providers. We may already have some voice over Internet protocol, or VoIP, competition but there is no way to identify or measure it. While most of our markets are served by wireless service providers, their impact on our business has been limited. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition and the introduction of DSL services (resulting in customers canceling second lines in favor of DSL). We have not been immune to these conditions. We have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

Our Competitive Strengths

We believe we are distinguished by the following competitive strengths:

•       Leading market share. We have the leading market position in the rural communities we serve, with limited competition. Demand for telephone services from our residential and local business customers has historically been very stable despite changing economic conditions. As a result, we have experienced less of a decline in access lines during the last two years as compared to regional bell operating companies. Additionally, our telephone companies operate in generally supportive regulatory environments. These factors have permitted us to generate consistent cash flows and strong margins.

•       Geographically diversified markets. We currently operate 28 rural local exchange carriers in 17 states enabling us to capitalize on economies of scale and operating efficiencies. Our geographic diversity significantly enhances our cash flow stability by limiting our exposure to competition, local economic downturns and state regulatory changes. In addition, we believe that we have achieved significant scale efficiencies by centralizing many functions, such as sales and marketing, operations, network planning, accounting and customer service.

•       Technologically advanced infrastructure. Our advanced network infrastructure enables us to provide a wide array of communications services. Our network consists of central office hosts and remote sites all with digital switches (primarily manufactured by Nortel and Siemens) and operating with current software. As a result of our historic capital investments, we believe that our network infrastructure requires predictable capital expenditures and allows us to implement certain broadband enabled services with minimal incremental cost. As of December 31, 2005, approximately 98% of our exchanges were capable of providing broadband services and approximately 79% of our access lines are high speed data capable.

•       Broadest service offerings in our markets. As a result of our advanced network, switching and routing infrastructure, we believe that we offer the only comprehensive suite of communications services in our markets, including local and long distance voice, data and Internet services. In addition, we offer enhanced features such as caller identification, call waiting, call forwarding, teleconferencing, video conferencing and voicemail. We also offer broadband communications solutions to most of our customers primarily through DSL technology.

•       Management team with proven track record. We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 23 years of industry experience. Our management team has successfully integrated 32 business acquisitions since 1993, improving revenues and cash flow significantly while enhancing service quality and broadening service offerings.

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

•       Continue to improve operating efficiencies and profitability. We have achieved significant operating efficiencies by applying our operational, regulatory, marketing and management expertise to our acquired businesses. We intend to continue to increase our operating efficiencies by consolidating various administrative functions and implementing best practices across the Company.

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

Our Services

We offer a broad portfolio of high-quality communications services for residential and business customers in each of the markets in which we operate. We have a long history of operating in our markets and have a recognized identity within each of our service areas. Our companies are locally staffed, which enables us to efficiently and reliably provide an array of communications services to meet our customer needs. These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet and broadband enabled services. Based on our understanding of our local customers’ needs, we have attempted to be proactive by offering bundled services designed to simplify the customer’s purchasing and management process.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our revenue sources.

Local Calling Services

Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined “exchange” area. Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a rural local exchange carriers’ territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

Network Access Charges

Network access enables long distance companies to utilize our local network to originate or terminate intrastate and interstate calls. Network access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service. Since toll calls are generally billed to the customer originating the call, a mechanism is required to compensate each company providing services relating to the call. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below.

Intrastate Access Charges.   We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our rural local exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our rural local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We bill access charges relating to such calls through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority.

Interstate Access Charges.   We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our rural local exchanges to a customer in another state, or when such a call is terminated to a customer in one of our rural local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the Federal Communications Commission instead of the state regulatory authority.

Universal Service Fund High Cost Loop

The Universal Service Fund supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost rural areas are consistent with rates charged in lower cost urban and suburban areas. The Universal Service Fund, which is funded by monthly fees charged to interexchange carriers and local exchange carriers, makes payments to us on a monthly basis based upon our cost support for local exchange carriers whose cost of providing the local loop connections to customers is significantly greater than the national average. These payments fluctuate based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase.

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

Other Services

We seek to capitalize on our rural local exchange carriers’ local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.

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

Billing and Collection.   Many interexchange carriers provide long distance services to our rural local exchange carrier customers and may elect to use our billing and collection services. Our rural local exchange carriers charge interexchange carriers a billing and collection fee for each call record generated by the interexchange carrier’s customer.

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

Our Markets

Our 28 rural local exchange carriers operate as the incumbent local exchange carrier in each of their respective markets. Our rural local exchange carriers serve an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 77% of our access lines serve residential customers. Our business customers account for approximately 23% of our access lines. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

The following chart identifies the number of access line equivalents in each of our 17 states as of December 31, 2005:

State	Access Line Equivalents
Maine	67,246
Florida	56,294
New York	51,979
Washington	46,695
Ohio	10,611
Illinois	8,218
Virginia	8,169
Vermont	7,355
Idaho	7,133
Kansas	6,892
Pennsylvania	6,648
Oklahoma	4,010
Colorado	3,532
Other States(1)	4,117
Total:	288,899

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

To demonstrate our commitment to the markets we serve, we maintain offices in many of the population centers within our service territories. These offices are typically staffed by local residents and provide customer support services in the community. We believe that a local presence helps facilitate a direct connection to the community, which improves customer satisfaction and loyalty.

In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote rural economic development in the rural communities we serve.

Many of the rural local exchange carriers acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such rural local exchange carriers, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2005, we had 254 employees engaged in sales, marketing and customer service.

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

As of December 31, 2005, 17 of our operating companies had converted to a single outsourced billing platform. On October 7, 2005, we learned that the billing service bureau used by us for these 17 operating companies had contracted to sell the software underlying our billing system and agreed not to add any future customers to its service bureau platform. In addition to the short term difficulties experienced during the billing conversion, this potential sale raised concerns about the long-term reliability of the service bureau. On November 7, 2005, we reached an agreement with this outsourced service bureau to transition to another service provider of our choice by December 31, 2006. Subsequent to reaching this agreement, we selected Mid America Computer Corporation, or MACC, as our new provider of billing services. We expect to complete the conversion of 17 of our operating companies, or approximately two thirds of our access lines, by the middle of 2006 and the remaining companies by early to mid 2007.

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

In our rural local exchange carrier markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2005, we had invested approximately $32.0 million in digital subscriber line technology and had deployed this technology in 145 of our 148 exchanges. Approximately 98% of our exchanges are capable of providing broadband services through cable modem, wireless broadband and/or DSL technology.

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

Wireless Competition

In most of our rural markets, we face competition from wireless technology and as technology and economies of scale improve competition from wireless carriers may increase. In addition, the Federal Communications Commission’s requirement that telephone companies offer wireline-to-wireless number portability may increase the competition we face from wireless carriers.

Wireline Competition

We also face competition from new market entrants that provide close substitutes for the traditional telephone services we provide, such as cable television, satellite communications and electric utility companies. Cable television companies are entering the communications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband, voice, video and data communications. Electric utilities have existing assets and access to low cost capital that could allow them to enter a market rapidly and accelerate network development. While we currently have limited competition for voice services from cable providers and electric utilities for basic voice services, we may face increased competition from such providers in the future.

In addition, we could face increased competition from competitive local exchange carriers, particularly in offering services to Internet service providers.

Voice Over Internet Protocol Competition

Voice over internet protocol service is increasingly being embraced by all industry participants. Voice over internet protocol service essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the existing public switched telephone network. While current voice over internet protocol applications typically complete calls using incumbent local exchange carrier infrastructure and networks, as voice over internet protocol services obtain acceptance and market penetration and technology advances further, a greater quantity of communication may be placed without utilizing the public switched telephone network. The proliferation of voice over internet protocol, particularly to the extent such communications do not utilize our rural local exchange carriers’ networks, may result in an erosion of our customer base and loss of access fees and other funding.

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

Long Distance Competition

The long distance communications market is highly competitive. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing service and quality play a role in customers’ choices.

Other Competition

Although we currently believe we offer the only comprehensive suite of communications services in our markets, existing service providers such as wireline, wireless, cable and utility companies could form, and in some cases are in the process of forming, strategic alliances to offer bundled services in our markets. We may face increased competition from such bundled service providers in the future.

Employees

As of December 31, 2005, we employed a total of 900 employees. 119 employees of our rural local exchange carriers are represented by four unions. We believe the state of our relationship with our union and non-union employees is generally good. Within our company, 99 employees are employed at our corporate offices and 801 employees are employed at our rural local exchange carriers.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Regulatory Environment

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. See “Item 7. Management’s Discussion and analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to our Regulatory Environment.”

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

We believe that competition in our telephone service areas will increase in the future as a result of the Telecommunications Act and through increased deployment of various types of technology, although the ultimate form and degree of competition cannot be ascertained at this time. Competition may lead to loss of revenues and profitability as a result of: loss of customers; reduced usage of our network by our existing customers who may use alternative providers for long distance, voice and data services; and reductions in prices for our services which may be necessary to meet competition.

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

Access Charges.   The Federal Communications Commission regulates the prices that incumbent local telephone companies charge for the use of their local telephone facilities in originating or terminating interstate transmissions. The Federal Communications Commission has structured these prices, also referred to as “access charges,” as a combination of flat monthly charges paid by the end-users and usage sensitive charges paid by long distance carriers. State regulatory commissions regulate intrastate access charges. Many states generally mirror the Federal Communications Commission price structure. A significant amount of our revenues come from network access charges, which are paid to us by intrastate carriers and interstate long distance carriers for originating and terminating calls in the regions served by our rural local exchange carriers. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates are subject to change at any time.

The Federal Communications Commission regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps. Each of our 28 incumbent local telephone subsidiaries elected not to apply the Federal Communications Commission’s price caps. Instead, our subsidiaries employ rate-of-return regulation for their interstate access charges.

The Federal Communications Commission has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the Federal Communications Commission adopted an order implementing the beginning phases of the Multi Association Group plan to reform the access charge system for rural carriers. The Multi Association Group plan is revenue neutral to our operating companies. Among other things, the Multi Association Group plan reduces access charges and shifts a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. In adopting the Multi Association Group plan, the Federal Communications Commission also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25%. Additionally, the Federal Communications Commission initiated a rulemaking proceeding to investigate the Multi Association Group’s proposed incentive regulation plan and other means of allowing rate-of-return carriers to increase their efficiency and competitiveness. The Multi Association Group plan expires on May 30, 2006 and will need to be renewed or replaced at such time. In addition, to the extent our rural local exchange carriers become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange carriers rather than to us. Additionally, the access charges we receive may be reduced as a result of competition by other service providers such as wireless and voice over internet services. Such a circumstance could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Communications Commission has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and could, as a result, substantially modify the current forms of carrier-to-

carrier payments for interconnected traffic. Furthermore, in the notice of proposed rulemaking on voice over internet protocol services adopted by the Federal Communications Commission in February 2004, the Federal Communications Commission has sought comment on whether access charges should apply to voice over internet protocol or other internet protocol based services. It is unknown at this time what additional changes, if any, the Federal Communications Commission may eventually adopt and the effect of any such changes on our business.

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

The Federal Communications Commission has required that incumbent independent local exchange carriers that provide interstate long distance services originating from their local exchange service territories must do so in accordance with “structural separation” rules. These rules require that our long distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from its affiliated local exchange telephone company at tariffed rates, terms and conditions. The Federal Communications Commission has initiated a rulemaking proceeding to examine whether there is a continuing need for such requirements; however, we cannot predict the outcome of that proceeding.

State Regulation

Most states have some form of certification requirement that requires providers of communications services to obtain authority from the state regulatory commission prior to offering common carrier services. Each of our 28 rural local exchange carriers operates as the incumbent local telephone company in the states in which it operates and is certified in those states to provide local telephone services. State regulatory commissions generally regulate the rates incumbent local exchange carriers charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the Federal Communications Commission has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local exchange carriers must file tariffs setting forth the terms, conditions and prices for their intrastate services, and such tariffs may be challenged by third parties. From time to time, states conduct rate cases or “earnings” reviews. These reviews may result in the disallowance of certain investments or expenses for ratemaking purposes.

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

Promotion of Local Service Competition and Traditional Telephone Companies

As discussed above, the Telecommunications Act provides, in general, for the removal of barriers to entry into the communications industry in order to promote competition for the provision of local service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service, and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by rural telephone companies, such as our 28 rural local exchange carrier subsidiaries.

Pursuant to the Telecommunications Act, all local exchange carriers, including both incumbents and new competitive carriers, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors’ costs of completing calls to competitors’ customers. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. Under the Telecommunications Act, our rural local exchange carriers may request from state regulatory commissions, suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and generally avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. If a state regulatory commission denies some or all of any such request made by one of our rural local exchange carriers, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase and our revenues could decline. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights. With the exception of the previously referenced requests to modify the May 24, 2004 implementation date for local number portability in certain states, we have not encountered a need to file any such requests for suspension or modification of the interconnection requirements.

The Telecommunications Act, with certain exceptions, imposes the following additional duties on incumbent telephone companies by requiring them to: (i) interconnect their facilities and equipment with any requesting communications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent telephone company. Competitors are required to compensate the incumbent local exchange carrier for the cost of providing these interconnection services. However, pursuant to the Telecommunications Act, rural telephone companies, including our rural local exchange carriers, are automatically exempt from these additional incumbent telephone company requirements. The exemption remains effective until an incumbent rural local telephone company receives a bona fide request for these additional interconnection services and the applicable state authority determines whether the request is not unduly economically burdensome, technically feasible, and consistent with the universal service objectives set forth in the Telecommunications Act. This exemption remains effective for all of our incumbent local telephone operations, except in Florida where the legislature has determined that all incumbent local exchange carriers are required to provide the additional interconnection services as prescribed in the Telecommunications Act. If a request for any of these additional interconnection services is filed by a potential competitor with respect to one of our other operating territories, we are likely to ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds such exemption in whole or in part and if the state regulatory commission does not allow us adequate compensation for the costs of providing the interconnection, our costs would significantly increase, we would face new competitors in that state and we could suffer a significant loss of customers and resulting declines in our revenues. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

Promotion of Universal Service

The payments received by our rural local exchange carriers from the Universal Service Fund are intended to support the high cost of our operations in rural markets. Payments from the high cost loop component of the Universal Service Fund represented 8% of our revenues for the year ended December 31, 2005. Under current Federal Communications Commission regulations, the total Universal Service Fund available to all rural local telephone companies, including our 28 rural local exchange carrier subsidiaries, is subject to a cap. In any given year, the cap may or may not be reached. In any year where the cap is reached, the per access line rate at which we can recover Universal Service Fund payments may decrease. In addition, the consideration of changes in the federal rules governing the distribution of Universal Service Fund is pending before the Federal Communications Commission. If our rural local exchange carriers were unable to receive Universal Service Fund payments, or if such payments were reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Payments from the Universal Service Fund fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased and we believe the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund will likely decline.

Universal service rules have been adopted by both the Federal Communications Commission and some state regulatory commissions. Universal Service Fund funds may be distributed only to carriers that are designated as eligible telecommunications carriers by a state regulatory commission. All of our rural local exchange carriers have been designated as eligible telecommunications carriers pursuant to the Telecommunications Act. However, under the Telecommunications Act, competitors could obtain the same support payments as we do if a state regulatory commission determined that granting such support payments to competitors would be in the public interest.

Two notable regulatory changes enacted by the Federal Communications Commission in the last four years are the adoption, with certain modifications, of the Rural Task Force proposed framework for rural high-cost universal service support and the implementation of the Multi Association Group plan. The Federal Communications Commission’s Rural Task Force order modifies the existing universal service support mechanism for rural local exchange carriers and adopts an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The Federal Communication Commission has stated its intention to develop a long-term plan based on forward looking costs when the five-year period expires on May 30, 2006. The Multi Association Group plan created a new universal service support mechanism, Interstate Common Line Support, to replace carrier common line access charges and the recovery of certain costs formerly recovered through traffic sensitive access charges. A recent Federal Communications Commission order merged long term support into its interstate common line support mechanism without reducing (at least initially) the aggregate universal service support from the two mechanisms (both of which had been previously transformed from access charge revenue streams into universal service support mechanisms). As a result of these changes, when a competitor is designated as an eligible telecommunications carrier, it also receives an increased level of Universal Service Fund support equal to the level received by the incumbent on a per line basis.

The Federal State Joint Board is currently considering recommendations on the question of which carriers can obtain Universal Service Fund support in a market. The Federal State Joint Board recommended that:

•       a set of permissive federal guidelines be developed to ensure that the public interest is served before eligible telecommunications carriers are designated;

•       support be limited to a single connection that provides access to the public telephone network; and

•       the basis for providing support be considered and further clarified during the comprehensive review of the Universal Service Fund to be completed in 2006.

On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive eligible telecommunications carriers for receipt of high-cost support. The written text of the Federal Communications Commission order was released on March 1, 2005 in which the Federal Communications Commission adopted additional mandatory requirements for eligible telecommunications carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate eligible telecommunications carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. These revisions will be part of an overall rulemaking regarding Universal Service Support which will be dealt with sometime in 2006.

In addition, there are a number of judicial appeals challenging several aspects of the Federal Communications Commission’s universal service rules. It is not possible to predict at this time whether the Federal Communications Commission or Congress will require modification to those rules, or the ultimate impact any such modification might have on us.

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulations applicable to the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet, and related matters are under consideration in both federal and state legislative and regulatory bodies. The Federal Communications Commission is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable operators’ communications networks. We cannot predict whether the outcome will prove beneficial or detrimental to our competitive position. In February 2004, the Federal Communications Commission initiated a proceeding to examine the regulatory implications of voice over Internet protocol technology. We cannot predict the results of these proceedings, the nature of these regulations or their impact on our business.

The Federal Communications Commission adopted FCC Order 05-150. This Order puts wireline broadband Internet access service, commonly delivered by digital subscriber line (DSL) technology, on an equal regulatory footing with cable modem service. This approach is consistent with a recent United States Supreme Court decision upholding the FCC’s light regulatory treatment of cable modem service. Specifically, the FCC determined that wireline broadband Internet access services are defined as information services functionally integrated with a telecommunications component. In the past, the FCC required facilities-based providers to offer wireline broadband transmission components separately from their Internet service as a stand alone service on a common-carrier basis, and thus classified that component as a telecommunications service. The FCC order also provides an option which allows rate of return carriers, such as our operating companies, the option to continue providing DSL service as a common carrier (status quo) offering.

Environmental Regulations

Like all other local telephone companies, our 28 rural local exchange carrier subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

ITEM 1A.        RISK FACTORS

Any of the following risks could materially adversely affect our business, consolidated financial condition, results of operations or liquidity or the market price of our common stock. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to our Common Stock and our Substantial Indebtedness

Our stockholders may not receive the level of dividends provided for in the dividend policy our board of directors has adopted or any dividends at all.

Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Our credit facility contains significant restrictions on our ability to make dividend payments. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock in accordance with the dividend policy. If we were to use borrowings under our credit facility’s revolving facility to fund dividends, we would have less cash available for future dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

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

Our ability to consummate acquisitions and to make payments on our indebtedness will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

A significant amount of our cash flow from operations will be dedicated to capital expenditures and debt service. In addition, we currently expect to distribute a significant portion of our cash flow to our stockholders in the form of quarterly dividends. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. In addition, if we reduce capital expenditures, the regulatory settlement payments we receive may decline.

Borrowings under our credit facility bear interest at variable interest rates. Accordingly, if any of the base reference interest rates for the borrowings under our credit facility increase, our interest expense will increase, which could negatively impact our ability to pay dividends on our common stock. On February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of our variable rate interest exposure to fixed rates ranging from 5.76% to 6.11%. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 6.69% beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 6.72% beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of

December 31, 2005, approximately 82% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations with respect to borrowings under our credit facility will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge on acceptable terms.

In addition, prior to the maturity of our credit facility, we will not be required to make any payments of principal on our credit facility, and it is not likely that we will generate sufficient funds from operations to repay the principal amount of our indebtedness at maturity. We therefore will need to refinance our debt. We may not be able to refinance our outstanding indebtedness under our credit facility, or if refinanced, the refinancing may occur on less favorable terms, which may materially adversely affect our ability to pay dividends. If we were unable to refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. We expect our required principal repayments under the term loan facility of our credit facility to be approximately $588.5 million at its maturity in February 2012. Our interest expense may increase significantly if we refinance our credit facility on terms that are less favorable to us than the terms of our credit facility.

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

If we do not have sufficient cash to fund dividend payments, we would either reduce or eliminate dividends or, to the extent we were permitted to do so under our credit facility and the agreements governing future indebtedness we may incur, fund a portion of our dividends with borrowings or from other sources. If we were to use borrowings under our credit facility’s revolving facility to fund dividends, we would have less cash available for future dividends and other purposes, which could negatively impact our financial condition, our results of operations and our ability to maintain or expand our business.

Our substantial indebtedness could restrict our ability to pay dividends on our common stock and have an adverse impact on our financing options and liquidity position.

As of December 31, 2005, we had approximately $607.4 million of total consolidated indebtedness. Our substantial indebtedness could have important adverse consequences to the holders of our common stock, including:

•       limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations, including under our credit facility;

•       limiting our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions;

•       causing us to not be able to refinance our indebtedness on terms acceptable to us or at all;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•       requiring a significant portion of our cash flow from operations to be dedicated to the payment of the principal and interest on our indebtedness, thereby reducing funds available for future operations, acquisitions, dividends on our common stock and/or capital expenditures;

•       making us more vulnerable to economic and industry downturns and conditions, including increases in interest rates; and

•       placing us at a competitive disadvantage compared to those of our competitors that have less indebtedness.

Subject to certain covenants, our credit facility permits us to incur additional indebtedness. Any additional indebtedness that we may incur would exacerbate the risks described above.

The Company is a holding company and relies on dividends, interest and other payments, advances and transfers of funds from its operating subsidiaries and investments to meet its debt service and other obligations.

The Company is a holding company and conducts all of its operations through its operating subsidiaries. The Company currently has no significant assets other than equity interests in its first tier subsidiaries. These first tier subsidiaries have no significant assets other than a direct or indirect equity interest in the Company’s operating subsidiaries. As a result, the Company will rely on dividends and other payments or distributions from its operating subsidiaries to pay dividends with respect to its common stock and to meet its debt service obligations generally. The ability of the Company’s subsidiaries to pay dividends or make other payments or distributions to the Company will depend on their respective operating results and may be restricted by, among other things:

•       the laws of their jurisdiction of organization;

•       the rules and regulations of state regulatory authorities;

•       agreements of those subsidiaries;

•       the terms of our credit facility; and

•       the covenants of any future outstanding indebtedness the Company or its subsidiaries incur.

The Company’s operating subsidiaries have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or other distributions. In addition, we have a number of minority investments and passive partnership interests from which we receive distributions. We do not control the timing or amount of distributions from such investments or interests and we may not have access to the cash flows of these entities.

Accordingly, our ability to pay dividends with respect to shares of our common stock and to repay our credit facility at maturity or otherwise may be dependent upon factors beyond our control. Subject to limitations in our credit facility, the Company’s subsidiaries may also enter into agreements that contain covenants prohibiting them from distributing or advancing funds or transferring assets to the Company under certain circumstances, including to pay dividends.

Our credit facility contains covenants that limit our business flexibility by imposing operating and financial restrictions on our operations and the payment of dividends.

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

As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our credit facility, at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our operations and our ability to pay dividends on our common stock.

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

Our initial public offering in February 2005 resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there are specific limitations on our ability to use our net operating loss carry forwards and other tax attributes from periods prior to our initial public offering. Although it is not expected that such limitations will materially affect our U.S. federal and state income tax liability in the near-term, it is possible in the future that such limitations could limit our ability to utilize such tax attributes and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we may be required to pay cash income taxes because all of our net operating loss carry forwards have been used or have expired. Limitations on our usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available for the payment of dividends and might require us to reduce or eliminate the dividends on our common stock.

The price of our common stock may fluctuate substantially, which could negatively affect holders of our common stock.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, sales of our common stock by principal stockholders, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. Any such market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against a company following periods of volatility in its stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Future sales or the possibility of future sales of a substantial amount of our common stock may depress the price of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock, and could impair our ability to raise capital through future sales of equity securities. Pursuant to a registration rights agreement entered into in connection with the offering, we registered 7,599,430 shares of common stock which would otherwise be restricted securities within the meaning of Rule 144 under the Securities Act and are held by persons who acquired our common stock before the offering.

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

Our restated certificate of incorporation and amended and restated by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

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

Our business generates revenue by delivering voice and data services over access lines. We have experienced a net voice access line loss, adjusted for acquisitions and divestitures, of 7.1% for the period from January 1, 2002 through December 31, 2005 and 2.5% for the period from December 31, 2004 through December 31, 2005 due to challenging economic conditions and the introduction of digital subscriber line services. We may continue to experience net access line losses in our markets. Our inability to retain access lines could adversely affect our business and results of operations.

We are subject to competition that may adversely impact us.

As an incumbent carrier, we historically have experienced little competition in our rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural markets, we face competition from wireless technology, which may increase as wireless technology improves. We also face competition from wireline and cable television operators. We may face additional competition from new market entrants, such as providers of wireless broadband, voice over internet protocol, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that competition will intensify. Many of our competitors have brand recognition, offer online content services and  have financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on our business.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, subscriber growth and our operating results could suffer significantly. Proprietary technology of certain suppliers is an integral component of our network and, accordingly, we have become reliant upon a limited number of network equipment manufacturers, including Nortel Networks Corporation and Siemens Information and Communication Networks, Inc. In addition, when our new billing platform is completed, we will rely on a single outsourced supplier to support our billing and related customer care services. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms, on a timely basis, or at all, which could increase costs and may cause disruptions in services.

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

We have grown rapidly by acquiring other businesses. Since 1993, we have acquired 32 rural telephone businesses and we continue to own and operate 28 such businesses. We expect that a portion of our future growth will result from additional acquisitions, some of which may be material. Growth through acquisitions entails numerous risks, including:

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

•       unbudgeted costs which we may incur in connection with pursuing potential acquisitions which are not consummated;

•       not achieving projected cost savings or cash flow from acquired businesses;

•       fluctuations in our operating results caused by incurring considerable expenses to acquire businesses before receiving the anticipated revenues expected to result from the acquisitions;

•       difficulties in finding suitable acquisition candidates;

•       difficulties in making acquisitions on attractive terms due to a potential increase in competitors; and

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

There can be no assurance that we will be able to successfully complete the integration of the businesses that we have already acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, there will be a risk that our business may be adversely affected.

We may need additional capital to continue growing through acquisitions.

We may need additional capital to continue growing through acquisitions. Such additional capital may be in the form of additional debt, which would increase our leverage. We may not be able to raise sufficient additional capital at all or on terms that we consider acceptable.

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

Our billing systems may not function properly.

The failure of any of our billing systems could result in our inability to adequately bill and provide customer service to our customers. We are in the process of converting all of our companies on the ICMS platform, approximately two thirds of our access lines, to a new platform by the middle of 2006 and we plan to convert our remaining companies to this same platform by the middle of 2007. At the completion of this project, we will have a single integrated billing platform for our end-user customers.  The failure to successfully complete this conversion or the failure of any of our billing systems could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends upon the talents and efforts of our senior management team. With the exception of Eugene B. Johnson, our Chairman and Chief Executive Officer, none of these senior executives are employed by us pursuant to an employment agreement. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of our internal controls may result in our identifying material weaknesses in our internal controls. While we anticipate being able to complete our initial controls assessment and remediation of any identified material weaknesses prior to the  December 31, 2006 deadline applicable to us, we cannot be certain as to the timing of such completion or the impact of the same on our operations. If we are not able to complete the assessment process required by Section 404 in a timely manner, or are unable to remediate any identified material weaknesses prior to December 31, 2006, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the New York Stock Exchange. Any such action could adversely affect our financial results or investors’ confidence in us, and could cause our stock price to fall. If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

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

Risk of loss or reduction of network access charge revenues.   For the year ended December 31, 2005, almost 44% of our revenues came from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions served. This 44% also includes Universal Service Fund payments for local switching support, long term support and interstate common line support. In recent years, several of these long distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively impact our financial results. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates could change. Further, from time to time federal and state regulatory bodies conduct rate cases and/or “earnings” reviews, which may result in rate changes. The Federal Communications Commission has reformed and continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. In October 2001, the Federal Communications Commission reformed the system to reduce interstate access charges and shift a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. Although these changes were implemented on a revenue neutral basis (with commensurate increases in other charges and Universal

Service Fund support), there is no assurance that future changes in access charge rates will be implemented on a revenue neutral basis. Furthermore, to the extent our rural local exchange carriers become subject to competition, such access charges could be paid to competing communications providers rather than to us. Additionally, the access charges we receive may be reduced as a result of wireless competition. Finally, the Federal Communications Commission is currently weighing several proposals to comprehensively reform the intercarrier compensation regime in order to create a uniform system of intercarrier payments. Any such proposal eventually adopted by the Federal Communications Commission will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether. Decreases or losses of access charges may or may not result in offsetting increases in local, subscriber line or Universal Service Fund revenues. Regulatory developments of this type could adversely affect our business, revenue and/or profitability.

Risk of loss or reduction of Universal Service Fund support.   We receive Universal Service Fund revenues to support the high cost of our operations in rural markets. For the year ended December 31, 2005, approximately 8% of our revenues resulted from the high cost loop support we received from the Universal Service Fund and was based upon our average cost per loop compared to the national average cost per loop. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. The national average cost per loop in relation to our average cost per loop has increased and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund have declined and will likely continue to decline. This support fluctuates based upon the historical costs of our operating companies. In addition to the Universal Service Fund high cost loop support, we also receive other Universal Service Fund support payments, which include local switching support, long term support, and interstate common line support that used to be included in our interstate access charge revenues (the Federal Communications Commission has recently merged long term support into interstate common line support). If our rural local exchange carriers were unable to receive support from the Universal Service Fund, or if such support was reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically, in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

The Telecommunications Act of 1996, or the Telecommunications Act, provides that eligible communications carriers, including competitors to rural local exchange carriers, may obtain the same per line support as the rural local exchange carriers receive if a state commission determines that granting such support to competitors would be in the public interest. In fact, wireless communications providers in certain of our markets have obtained matching support payments from the Universal Service Fund, but that has not led to a loss of revenues for our rural local exchange carriers under existing regulations. Any shift in universal service regulation, however, could have an adverse effect on our business, revenue and/or profitability.

During the last four years, pursuant to recommendations made by the Multi Association Group and the Rural Task Force, the Federal Communications Commission has made certain modifications to the universal service support system that changed the sources of support and the method for determining the level of support. These changes have been revenue neutral to our operations. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our rural local exchange carriers, and whether it will provide for the same amount of Universal Service Fund support that our rural local exchange carriers have received in the past. In addition, several parties have raised objections to the size of the Universal Service Fund and the types of services eligible for support. A number of issues regarding the source and amount of contributions to, and eligibility for payments from, the Universal Service Fund are pending and will likely be addressed by the Federal Communications Commission or Congress in the near future. For example, a number of proposals to be examined by the Federal Communications Commission in its current rulemaking with respect to the reform of the intercarrier compensation system include reforms of the Universal Service Fund. The outcome of any regulatory proceedings or legislative changes could affect the amount of Universal Service Fund support that we receive, and could have an adverse effect on our business, revenue or profitability.

On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers for receipt of high-cost support. In its corresponding order, released on March 17, 2005, the Federal Communications Commission adopted additional mandatory requirements for Eligible Telecommunications Carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate Eligible Telecommunications Carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. These revisions will be part of an overall rulemaking regarding Universal Service Support which will be dealt with sometime in 2006.

Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.   Our rural local exchange carriers are exempt from the Telecommunications Act’s more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent’s network at favorable rates. If state regulators decide that it is in the public’s interest to impose these more burdensome interconnection requirements on us, we would be required to provide unbundled network elements to competitors. As a result, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses, and experience additional revenue losses.

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

For a more thorough discussion of the regulatory issues that may affect our business, see “Item 1. Business—Regulatory Environment.”

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us, reducing potential revenues or raising our costs.

The Telecommunications Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries. This statute and the Federal Communications Commission’s implementing regulations remain subject to judicial review and additional rulemakings of the Federal Communications Commission, thus making it difficult to predict what effect the legislation will have on us, including our operations and our revenues and expenses, and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors. We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

For a more thorough discussion of the regulatory issues that may affect our business, see “Item 1. Business—Regulatory Environment.”

The failure to obtain necessary regulatory approvals could impede the consummation of a potential acquisition.

Our acquisitions likely will be subject to federal, state and local regulatory approvals. We cannot assure you that we will be able to obtain any necessary approvals, in which case a potential acquisition could be delayed or not consummated.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have received no written comments from the Securities and Exchange Commission staff regarding our periodic or current reports less than 180 days before the end of our fiscal year ended December 31, 2005 that remain unresolved.

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

ITEM 3.                LEGAL PROCEEDINGS

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive

Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several other securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate’s Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. The Company believes that this action is without merit and intends to continue to defend the litigation vigorously.

We currently and from time to time are involved in other litigation and regulatory proceedings incidental to the conduct of our business, but currently we are not a party to any lawsuit or proceeding which, in our opinion, is likely to have a material adverse effect on us.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General

Our common stock began trading on the New York Stock Exchange under the symbol “FRP” on February 4, 2005. Prior to that time, there was no trading market for our common stock.

The following table shows the high and low closing sales prices per share of the Company’s Common Stock as reported on the New York Stock Exchange for the periods indicated:

Year ended December 31, 2005	High	Low
First quarter	$18.05	$14.97
Second quarter	16.55	14.49
Third quarter	16.66	14.32
Fourth quarter	14.30	10.36

The following table shows the dividends which have been declared and/or paid on our common stock during 2005:

Year ended December 31, 2005	Per Share Dividend Declared	Date Declared	Record Date	Date Paid/Payable
First quarter(1)	$0.22543	March 3, 2005	March 31, 2005	April 15, 2005
Second quarter	0.39781	June 16, 2005	June 30, 2005	July 19, 2005
Third quarter	0.39781	September 21, 2005	October 3, 2005	October 19, 2005
Fourth quarter	0.39781	December 14, 2005	December 30, 2005	January 18, 2006

(1)          The Company’s initial public offering occurred in February 2005 and therefore, the Company paid a partial quarterly dividend in the first quarter of 2005.

As of March 6, 2006, there were approximately 80 holders of record of our common stock.

Dividend Policy and Restrictions

General

Our board of directors has adopted a dividend policy under which a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of our common stock, rather than retained by us and used for other purposes, including to finance growth opportunities. This policy reflects our judgment that our stockholders would be better served if we distributed to them such substantial portion of the excess cash generated by our business instead of retaining it in our business. However, our stockholders may not receive any dividends as a result of the following factors:

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

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•       We may use all of our available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but we may not in general pay dividends in excess of such amount. “Available cash” is defined in our credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets and (ii) certain non-cash items excluded from Adjusted EBITDA and received in cash. “Adjusted EBITDA” is defined in our credit facility as Consolidated Net Income (which is defined in our credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

•       We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio (total debt (net of cash) divided by Adjusted EBITDA) is above 5.00 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility’s revolving facility).

Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” for a more detailed description of our credit facility and these restrictions.

Equity Compensation Plan Information

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by our stockholders	1,125,869	$15.91	467,654
Equity compensation plans not approved by our stockholders	0	$0	0

(1)          Includes 832,888 options to purchase shares of our common stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 18,013 options to purchase shares of our common stock under the FairPoint Communications, Inc. 1995 Stock Option Plan, 240,638 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, 26,442 restricted units granted under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan and 7,888 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

(2)          Includes 467,654 shares under the 2005 Stock Incentive Plan. Available shares shown above for the 2005 Stock Incentive Plan include shares that have become available due to forfeitures or have been reacquired by the Company for any reasons without delivery of the stock, as allowed under the terms of the plan.

ITEM 6.                SELECTED FINANCIAL DATA

The following financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations:
Revenues	$262,843	$252,645	$231,432	$230,819	$230,176
Operating expenses:
Operating expenses	141,075	128,755	111,188	110,265	115,763
Depreciation and amortization(1)	52,390	50,287	48,089	46,310	55,081
Stock based compensation expense	2,350	49	15	924	1,337
Total operating expenses	195,815	179,091	159,292	157,499	172,181
Income from operations	67,028	73,554	72,140	73,320	57,995
Interest expense(2)	(46,416)	(104,315)	(90,224)	(69,520)	(76,314)
Other income (expense), net(3)	(75,156)	6,926	9,600	(11,974)	(6,670)
Loss from continuing operations before income taxes	(54,544)	(23,835)	(8,484)	(8,174)	(24,989)
Income tax (expense) benefit(4)	83,096	(516)	236	(518)	(431)
Minority interest in income of subsidiaries	(2)	(2)	(2)	(2)	(2)
Income (loss) from continuing operations	28,550	(24,353)	(8,250)	(8,694)	(25,422)
Income (loss) from discontinued operations	380	671	9,921	21,933	(186,178)
Net income (loss)	28,930	(23,682)	1,671	13,239	(211,600)
Redeemable preferred stock dividends and accretion(2)	—	—	(8,892)	(11,918)	—
Gain on repurchase of redeemable preferred stock	—	—	2,905	—	—
Net income (loss) attributable to common shareholders	$28,930	$(23,682)	$(4,316)	$1,321	$(211,600)
Basic shares outstanding(5)	31,927	9,468	9,483	9,498	9,499
Diluted shares outstanding(5)	31,957	9,468	9,483	9,498	9,499
Basic and diluted earnings (loss) from continuing operations per share(5)	$0.89	$(2.57)	$(1.50)	$(2.17)	$(2.68)
Operating Data:
Capital expenditures	$28,099	$36,492	$33,595	$38,803	$43,175
Access line equivalents(6)	288,899	271,150	264,308	248,581	247,862
Residential access lines	188,206	189,668	196,145	189,803	191,570
Business access lines	55,410	49,606	50,226	51,810	53,056
High Speed Data subscribers	45,283	31,876	17,937	6,968	3,236
Summary Cash Flow Data:
Net cash provided by operating activities of continuing operations	$61,682	$45,975	$32,834	$55,632	$35,717
Net cash used in investing activities of continuing operations	(42,807)	(20,986)	(54,010)	(30,258)	(57,161)
Net cash provided by (used in) financing activities of continuing operations	(16,647)	(23,966)	(1,976)	(12,546)	101,234
Balance Sheet Data (at period end):
Cash	$5,083	$3,595	$5,603	$5,394	$2,919
Property, plant and equipment, net	242,617	252,262	266,706	271,690	278,277
Total assets	908,139	819,136	843,068	829,253	875,015
Total long term debt	607,425	810,432	825,560	804,190	907,602
Preferred shares subject to mandatory redemption(7)	—	116,880	96,699	90,307	—
Total stockholders’ equity (deficit)	246,848	(172,952)	(147,953)	(146,150)	(149,510)

(1)             On January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Pursuant to the requirements of SFAS No. 142, we ceased amortizing goodwill beginning January 1, 2002, and instead test for goodwill impairment annually. Amortization expense for goodwill and equity method goodwill was $11,962 in 2001. Depreciation and amortization excludes amortization of debt issue costs.

(2)             Interest expense includes amortization of debt issue costs aggregating $1,859, $4,603, $4,171, $3,664 and $4,018 for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001. We prospectively adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 requires us to classify as a long-term liability our series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is described as “Preferred Shares Subject to Mandatory Redemption” in the balance sheet and dividends and accretion on these shares are included in pre-tax income prior to repurchase in 2005 whereas previously they were presented as a reduction to equity (a dividend), and, therefore, a reduction of net income available to common stockholders. For the years ended December 31, 2005, 2004 and 2003, interest expense includes $2,362, $20,181 and $9,049, respectively, related to dividends and accretion on preferred shares subject to mandatory redemption.

(3)             On January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended by SFAS No. 138. On the date of adoption, we recorded a cumulative adjustment of $4,664 in accumulated other comprehensive income for the fair value of interest rate swaps. Because the interest rate swaps did not qualify as accounting hedges under SFAS No. 133, the change in fair value of the interest rate swaps were recorded as non operating gains or losses, which we classify in other income (expense). We also recorded other income (expense) in 2003, 2002 and 2001 for the amortization of the transition adjustment of the swaps initially recognized in accumulated other comprehensive income. In the second quarter of 2002, we adopted SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminates the requirement that gains and losses from the extinguishment of debt be required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. In 2003, other income (expense) includes a $3,465 gain on the extinguishment of debt and a $4,967 loss for the write-off of debt issue costs related to this extinguishment of debt. In 2004, other income (expense) includes a $5,951 loss for the write-off of debt issuance and offering costs associated with an abandoned offering of Income Deposit Securities. In 2005, other income (expense) includes an $87.7 million loss on early retirement of debt and loss on repurchase of series A preferred stock.

(4)             In 2005, we recorded an income tax benefit of $83.1 million which is primarily the result of the recognition of deferred tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the recapitalization that occurred as part of our initial public offering, or the offering, in February 2005.

(5)             In connection with the offering we effected a 5.2773714 for 1 reverse stock split of our common stock. All share and per share amounts related to our common stock have been restated to reflect the reverse stock split.

(6)             Total access line equivalents includes voice access lines and high speed data lines, which include DSL lines, wireless broadband and cable modem.

(7)             In connection with the offering, we repurchased all of our series A preferred stock from the holders thereof.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A.—Risk Factors.”

Overview

We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 288,899 access line equivalents in service as of December 31, 2005.

We were incorporated in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. Since 1993, we have acquired 32 such businesses, 28 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced virtually no wireline competition and limited voice competition from cable providers. We may already have VoIP competition but there is no way to identify or measure it. While most of our markets are served by wireless service providers, their impact on our business has been limited. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition and the introduction of DSL services (resulting in customers canceling second lines in favor of DSL). We have not been immune to these conditions. We have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

Despite our net loss of voice access lines, we have generated growth in our revenues each year since 2001. We have accomplished this by providing our customers with services not previously available in most of our markets, such as enhanced voice services and data services, including digital subscriber line services, and through acquisitions.

During 2005, 17 of our operating companies were converted to a single outsourced billing platform. On October 7, 2005, we learned that the billing service bureau used by us for these 17 operating companies had contracted to sell the software underlying our billing system and agreed not to add any future customers to its service bureau platform. In addition to the short term difficulties we experienced during the billing conversion, this potential sale raised concerns about the long-term reliability of the service bureau. On November 7, 2005, we reached an agreement with this outsourced service bureau to transition to another service provider of our choice by December 31, 2006. As part of this settlement, we will receive $4.0 million in cash as compensation from the outsourced billing provider in order to relieve it from its responsibilities under the original service bureau contract. In addition, we do not have to pay an additional $1.1 million which was scheduled to be paid to the service provider. We have selected MACC as our new provider of billing services. We expect to complete the conversion of 17 of our operating companies, or approximately two thirds of our access lines, by the middle of 2006 and the remaining companies by the middle of 2007.

Our dividend policy reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retained and used such cash for other purposes.

We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC has jurisdiction over interstate and international communications services. State telecommunications regulators exercise jurisdiction over intrastate communications services.

Our Initial Public Offering

On February 8, 2005, we consummated our initial public offering of 25,000,000 shares of our common stock at a price to the public of $18.50 per share. In connection with the offering, we entered into a new senior secured credit facility with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent, which we refer to as our credit facility.

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

•       $129.2 million to repurchase all of our series A preferred stock (together with accrued and unpaid dividends thereon) from the holders thereof;

•       $10.6 million to repay a substantial portion of our subsidiaries’ outstanding long-term debt (including accrued interest);

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

On March 10, 2005, we used the $18.4 million which we had invested in temporary investments, together with $6.6 million of cash on hand, to redeem the $0.2 million aggregate principal amount of the 9 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offers for such notes and the $24.2 million aggregate principal amount of the floating rate notes (including accrued interest) that were not tendered in the tender offer for such notes.

On May 2, 2005, we used $22.5 million of borrowings under the delayed draw facility of our credit facility to redeem the remaining $19.9 million aggregate principal amount of the 12 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes.

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Year ended December 31,			Year ended December 31,
	2005	2004	2003	2005	2004	2003
	Revenue (in thousands)			% of Revenue
Local calling services	$65,105	$63,150	$56,078	25%	25%	24%
Universal Service Fund high cost loop	19,737	22,151	18,903	8	9	8
Interstate access	75,287	70,297	66,564	29	28	29
Intrastate access	40,009	42,389	43,969	15	17	19
Long distance services	20,868	17,766	15,440	7	7	7
Data and Internet services	24,168	19,054	13,431	9	7	6
Other services	17,669	17,838	17,047	7	7	7
Total	$262,843	$252,645	$231,432	100%	100%	100%

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

•       Stock based compensation consists of non-cash compensation charges incurred in connection with the employee stock options, restricted units and restricted stock granted to our executive officers and directors, and stockholder appreciation rights agreements granted to one of our current executive officers and one of our former executive officers. The stockholder appreciation rights agreements were all settled during March of 2005.

Acquisitions

We intend to continue to pursue selective acquisitions:

•       On January 25, 2006, we agreed to purchase the assets of Cass County Telephone Company Limited Partnership, or Cass County Telephone, for approximately $33.0 million in cash, subject to adjustment. Cass County Telephone serves approximately 8,600 access line equivalents in Missouri and Kansas. This acquisition is expected to close in the second quarter of 2006 after regulatory approvals.

•       On May 2, 2005, we completed the acquisition of Berkshire Telephone Corporation, or Berkshire, for a purchase price of approximately $20.3 million (or $16.4 million net of cash acquired), subject to adjustment. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents, as of the date of acquisition, serving five communities in New York State. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries.

•       On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation,  or Bentleyville, for approximately $11.0 million (or $9.3 million net of cash acquired), subject to adjustment. Bentleyville, which had approximately 3,600 access line equivalents at the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania.

•       During 2004 we did not complete any acquisitions.

•       On December 1, 2003, we purchased all of the capital stock of Community Service Telephone Co. and Commtel Communications Inc., which we refer to as the Maine acquisition. Community Service Telephone and Commtel Communications provided communication services to approximately 13,280 access line equivalents in central Maine as of the date of such acquisition.

•       During 2002, we did not complete any acquisitions.

In the normal course of business, we evaluate selective acquisitions and may enter into non-binding letters of intent with respect to such acquisitions, subject to customary conditions. Management currently intends to fund future acquisitions through the use of the revolving facility of our credit facility or additional debt financing or the issuance of additional shares of our common stock. However, our substantial amount of indebtedness and our dividend payments could restrict our ability to obtain such financing on acceptable terms or at all.

Stock Based Compensation

In February 2005 and September 2005, we issued 473,716 shares and 50,000 shares, respectively, of restricted stock under our 2005 Stock Incentive Plan to our employees. Also, during 2005, 53,687 shares of restricted stock were forfeited bringing the total number of restricted shares outstanding under the 2005 Stock Incentive Plan to 470,029 shares. At December 31, 2005, 467,654 shares of our common stock may be issued in the future pursuant to awards authorized under our 2005 Stock Incentive Plan which could result in an additional compensation expense. In the second quarter of 2005, our board of directors approved an annual award to each of our non-employee directors in the form of restricted stock or restricted units, at the recipient’s option, which will vest on a quarterly basis, issued under the Company’s 2005 Stock Incentive Plan. The 2005 non-employee director awards began to vest on July 1, 2005. During 2005, we granted 1,870 shares of restricted stock with a total value at the grant date of approximately $30,000 and 7,480 restricted units with a total value at the grant date of approximately $120,000 to our non-employee directors. An additional 408 restricted units were granted in 2005 in lieu of dividends on the restricted units. In addition, we granted restricted units to certain employees in December 2003 of which

26,442 remain outstanding at December 31, 2005. Non-cash compensation charges associated with restricted units and restricted stock were $2.4 million for the twelve months ended December 31, 2005. We did not recognize any additional charges associated with the stockholder appreciation rights that were settled in 2005.

Non-cash compensation charges associated with restricted units totaled $49,000 in 2004. These charges consisted of compensation charges of $0.2 million for restricted units, a charge of $0.3 million in connection with the modification of employee stock options and a non-cash benefit of $0.4 million associated with the reduction in estimated fair market value of stockholder appreciation rights. Non-cash compensation charges in 2003 were not material, primarily due to the fact that the fair market value per share of our common stock remained relatively stable.

Discontinued Operations

On September 30, 2003, MJD Services Corp., or MJD Services, a wholly-owned subsidiary of the Company, completed the sale of all of the capital stock owned by MJD Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co. and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. The sale was completed in accordance with the terms of the South Dakota purchase agreement. MJD Services received approximately $24.2 million in proceeds from the South Dakota disposition. The companies sold to Golden West provided communication services to approximately 4,150 voice access lines located in South Dakota as of the date of such disposition. The operations of these companies were presented as discontinued operations beginning in the second quarter of 2003. Therefore, the balances associated with these activities were reclassified as “held for sale.” All prior period financial statements have been restated accordingly. We recorded a gain on disposal of the South Dakota companies of $7.7 million during the third quarter of 2003.

In November 2001, we decided to discontinue the competitive local exchange carrier operations of FairPoint Carrier Services, Inc., or Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services’ competitive local exchange carrier operations. Carrier Services now provides wholesale long distance services and support to our rural local exchange carriers and communications providers not affiliated with us. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

The information in our year to year comparisons below represents only our results from continuing operations.

Results of Operations

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2005	% of revenue	2004	% of revenue	2003	% of revenue
Revenues	$262,843	100.0%	$252,645	100.0%	$231,432	100.0%
Operating expenses, excluding depreciation and amortization and stock-based compensation	141,075	53.7	128,755	50.9	111,188	48.0
Depreciation and amortization	52,390	19.9	50,287	19.9	48,089	20.8
Stock based compensation	2,350	0.9	49	0.1	15	—
Total operating expenses	195,815	74.5	179,091	70.9	159,292	68.8
Income from operations	67,028	25.5	73,554	29.1	72,140	31.2
Other income (expense):
Net gain (loss) on sale of investments and other assets	(11)	—	104	—	608	0.3
Interest and dividend income	2,499	1.0	2,335	0.9	1,792	0.8
Interest expense	(46,416)	(17.7)	(104,315)	(41.3)	(90,224)	(39.0)
Impairment of investments	(1,200)	(0.5)	(349)	0.1	-	—
Equity in net earnings of investees	11,302	4.3	10,899	4.3	10,092	4.4
Realized and unrealized losses on interest rate swaps	—	—	(112)	—	(1,387)	(0.6)
Other nonoperating, net	(87,746)	33.4	(5,951)	(2.5)	(1,505)	(0.7)
Total other expense	(121,572)	46.3	(97,389)	(38.5)	(80,624)	(34.8)
Loss from continuing operations before income taxes	(54,544)	(20.8)	(23,835)	(9.4)	(8,484)	(3.6)
Income tax benefit (expense)	83,096	31.6	(516)	(0.2)	236	0.1
Minority interest in income of subsidiaries	(2)	—	(2)	—	(2)	—
Income (loss) from continuing operations	28,550	10.9%	$(24,353)	(9.6)%	$(8,250)	(3.5)%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Revenues

Revenues.   Revenues increased $10.2 million to $262.8 million in 2005 compared to $252.6 million in 2004. Of this increase, $5.7 million was attributable to the Berkshire and Bentleyville acquisitions in 2005 and $4.5 million was attributable to our existing operations. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $2.0 million to $65.1 million in 2005. Of this increase, $1.2 million was attributable to the Berkshire and Bentleyville acquisitions in 2005 and $0.8 million was attributable to our existing operations. The increase in local revenues from existing operations is primarily due to increases in local calling features and local interconnection revenues, despite a 2.5% decline in net voice access lines.

Universal Service Fund high cost loop support.   Universal Service Fund high cost loop payments decreased $2.4 million to $19.7 million in 2005. Our existing operations accounted for all of this decrease. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

Interstate access.   Interstate access revenues increased $5.0 million to $75.3 million in 2005 from $70.3 million in 2004. Of the increase, $1.6 million was attributable to the Bentleyville and Berkshire acquisitions. Our existing operations accounted for the remaining $3.4 million increase. In 2005, we recognized certain positive interstate revenue settlement adjustments related to prior years which accounted for approximately $4.3 million of interstate access revenue. Excluding these unusual items and acquired operations, interstate access revenue would have declined $0.9 million in 2005.

Intrastate access.   Intrastate access revenues decreased to $40.0 million in 2005 from $42.4 million in 2004. The decrease from our existing operations was $3.3 million. The decrease was mainly attributable to rate reductions as provided for under a rate re-balancing agreement in Maine.

Long distance services.   Long distance services revenues increased $3.1 million to $20.9 million in 2005 compared to 2004. This increase was attributable primarily to our existing operations as a result of promotional efforts and bundles with unlimited long distance designed to generate more revenue.

Data and Internet services.   Data and internet services revenues increased $5.1 million to $24.2 million in 2005 from $19.1 million in 2004. The increase is due primarily to increases in DSL customers as we continue to aggressively market our high speed data services. Our high speed data subscriber customer base as of December 31, 2005, increased to 45,283 subscribers compared to 34,824 subscribers as of December 31, 2004, a 30% increase during this period. The Bentleyville and Berkshire acquisitions contributed the remaining revenue increase of $0.5 million.

Other services.   Other services revenues decreased to $17.7 million in 2005 from 2004. The Berkshire and Bentleyville acquisitions increased other services revenues by $1.3 million. Excluding the impact of the acquisitions, other services revenue decreased $1.5 million. A portion of this decrease from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment in 2004. The remaining decrease was due to reductions in billing and collections revenues, as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this billing and collections trend to continue.

Operating Expenses

Operating expenses and cost of goods sold, excluding depreciation and amortization.   Operating expenses increased $12.3 million to $141.1 million in 2005 compared to 2004. Of the increase, $9.3 million is related to our existing operations and $3.0 million is related to expenses of the acquired operations in 2005. Consulting fees increased $1.8 million primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act. Expenses related to high speed data and long distance services increased $2.3 million principally due to the increase in HSD and long distance subscribers. Bad debt expense was $1.4 million higher in 2005 than 2004 due primarily to difficulties experienced in our billing conversion related to the delay of non-pay disconnect notices. Billing costs have increased $2.0 million as we incurred costs associated with the conversion of our billing systems into an integrated platform and recurring expenses from our outsourced billing service provider. The balance of the increase is attributable to smaller miscellaneous items.

Depreciation and amortization.   Depreciation and amortization from continuing operations increased $2.1 million to $52.4 million in 2005 from $50.3 million in 2004. The Berkshire and Bentleyville acquisitions accounted for $1.0 million of the increase and the remaining increase was attributable to the increased investment in our communications network for existing operations.

Stock based compensation.   For the year ended December 31, 2005, stock based compensation increased $2.3 million to $2.4 million in 2005 primarily due to the issuance of restricted stock and restricted units to certain key employees and directors under the 2005 Stock Incentive Plan.

Income from operations.   Income from operations decreased $6.5 million to $67.0 million in 2005 compared to 2004. This decrease is principally due to the increase in expenses discussed above.

Other income (expense).   Total other expense increased $24.2 million to $121.6 million in 2005 from $97.4 million in 2004. Interest expense decreased $57.9 million to $46.4 million in 2005 mainly due to the transactions associated with the offering which substantially de-leveraged us and provided a decrease in interest expense. In addition, in connection with the offering we repurchased our series A preferred stock (together with accrued and unpaid dividends thereon) which eliminated dividends and accretion on our series A preferred stock for the twelve months ended December 31, 2005. The dividends and accretion on our series A preferred stock were being reported as interest expense under SFAS 150. In connection with the offering, we also refinanced our old credit facility and repurchased and/or redeemed the 9 1/2% notes, the floating rate notes, the 12 1/2% notes and the 11 7/8% notes, which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs. Earnings from equity investments increased $0.4 million to $11.3 million in 2005. For the twelve months ended December 31, 2004, other non-operating income (expense) includes the write-off of debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities.

Income tax expense.   In 2005, income tax benefits of $83.1 million are primarily the result of the recognition of deferred tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the recapitalization. The income tax benefit for 2005 also includes deferred tax benefits of $29.3 million related to the extinguishment of debt and $1.6 million for an adjustment of our net deferred tax assets to an expected federal income tax rate of 35% from 34%, in anticipation of higher levels of taxable income in subsequent periods. These benefits were partially offset by income tax expense associated with taxable income generated following the recapitalization. During the twelve months ended December 31, 2004, the income tax expense related primarily to income taxes owed in certain states.

Discontinued operations.   During the twelve months ended December 31, 2005 and 2004, we recorded a reduction to our liability associated with the discontinuation of our competitive local exchange carrier operations, which, net of tax, resulted in a $0.4 million and $0.7 million adjustment to income from discontinued operations, respectively. The adjustment in 2005 related to the settlement of a lease obligation which reduced our future obligation under this lease. In 2004, the adjustment was mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

Net income (loss).   Net income for the year ended December 31, 2005 was $28.9 million. Our 2004 net loss was $23.7 million. The difference between 2005 and 2004 is a result of the factors discussed above.

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

Universal Service Fund high cost loop support.   Universal Service Fund high cost loop payments increased $3.3 million to $22.2 million in 2004 from $18.9 million in 2003. Our existing operations accounted for all of this increase. A reclassification of plant increased our Universal Service Fund payments in our Maine and Idaho companies which more than offset a drop in payments from the Universal Service Fund related to increases in the national average cost per loop.

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

Data and Internet services.   Data and internet services revenues increased $5.7 million from $13.4 million in 2003 to $19.1 million in 2004. The increase is due primarily to increases in DSL customers as we aggressively marketed our high speed data products. Our high speed data subscriber customer base increased to 34,824 subscribers as of December 31, 2004, a 78% increase during the year. The Maine acquisition contributed the remaining revenue increase of $0.6 million.

Other services.   Other services revenues increased from $17.0 million in 2003 to $17.8 million in 2004. Of the increase, $0.6 million was attributable to the Maine acquisition. An increase of $0.2 million from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment. This was offset by approximately $1.0 million of reductions in billing and collections revenues, as inter-exchange carriers continued to take back the billing function for their more significant long distance customers.

Operating Expenses

Operating expenses and cost of goods sold, excluding depreciation and amortization.   Operating expenses increased $17.6 million to $128.8 million in 2004 from $111.2 million in 2003. Of the increase, $13.5 million is related to our existing operations and $4.1 million is related to expenses of the companies we acquired in 2003 in the Maine acquisition. Wages and benefits increased $4.4 million due to merit salary increases, an increase in our bonus compensation and an increase in the number of our employees compared to a year ago. Network operations expense, wholesale digital subscriber line charges and transport and network costs associated with our broadband initiatives increased $4.0 million. Cost of goods sold associated with the one-time sale and installation of E911 system equipment was $1.0 million in 2004. Bad debt expense was $1.6 million higher in 2004 than 2003 due primarily to a recovery received in 2003. Marketing and promotion expenses increased $0.6 million due to higher levels of activity related to the promotion of custom calling features, data services and other products. Billing costs have increased $1.0 million as we incurred costs associated with the conversion of our billing systems into an integrated platform. The balance of the increase is attributable to smaller miscellaneous items.

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

Stock based compensation.   For the year ended December 31, 2004, stock based compensation of $49,000 was incurred as a result of modification of an employee stock option agreement with an executive officer, offset by the decrease in the estimated value of fully vested stockholder appreciation rights agreements. The restricted units issued in December of 2003 resulted in a compensation charge of $0.2 million. Stock based compensation for the year ended December 31, 2003 was $15,000.

Income from operations.   Income from operations increased $1.5 million to $73.6 million in 2004 from $72.1 million in 2003. A $1.5 million decrease attributable to our existing operations was offset by a $3.0 million increase attributable to the Maine acquisition.

Other income (expense).   Total other expense increased $16.8 million to $97.4 million in 2004 from $80.6 million in 2003. The increase consisted primarily of interest expense on long-term debt, which increased $14.1 million to $104.3 million in 2004 from $90.2 million in 2003, which was mainly attributable to the extinguishment of debt in connection with our issuance of the 11 7/8% notes during the first quarter of 2003 and the adoption of Statement of Financial Accounting Standards 150 as of July 1, 2003, the latter of which resulted in our recording $20.2 million in interest expense related to dividends and accretion on our series A preferred stock for the year ended December 31, 2004 compared to $9.0 million for the year ended December 31, 2003. Earnings from equity investments increased $0.8 million to $10.9 million in 2004 from $10.1 million in 2003. For the twelve months ended December 31, 2004, other non-operating income (expense) includes the write-off of debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities. For the year ended December 31, 2003, other non-operating income (expense) of $1.5 million represents the net loss on the extinguishment of debt and expenses related to the loss on the write-off of loan origination costs. In conjunction with the issuance of $225.0 million of the 11 7/8% notes during the first quarter of 2003, we recorded $3.5 million in non-operating gains on the extinguishment of a portion of the 9 1/2% notes, the 12 1/2% notes and loans under

Carrier Services’ credit facility. These gains were offset by a non-operating loss of $5.0 million for the write-off of debt issue costs related to this extinguishment of debt in 2003.

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

Liquidity and Capital Resources

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our credit facility; (ii) capital expenditures; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions. Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to them instead of retaining it in our business.

We expect to fund our operations, interest expense, capital expenditures, working capital requirements and dividend payments on our common stock from cash from operations and distributions from investments. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

For the years ended December 31, 2005, 2004 and 2003, net cash provided by operating activities of continuing operations was $61.7 million, $46.0 million and $32.8 million, respectively. The increase in net cash provided by operating activities in 2005 was primarily due to a decrease in accrued interest resulting from our recapitalization in February 2005.

Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facility’s term loan facility prior to maturity in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility. In addition, borrowings under our credit facility bear interest at variable interest rates. On February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.69%, plus a 2.0% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012.

Effective on September 30, 2005, we amended our credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. This amendment also effectively reduced the fixed interest rates on our interest rate swap agreements by 0.25%.

As a result of these swap agreements, as of December 31, 2005, approximately 82% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms. An increase of 10% in the annual interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) would result in an increase of approximately $0.7 million in our annual cash interest expense. To the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or to purchase an interest rate cap or other interest rate hedge on acceptable terms.

Based on the dividend policy with respect to our common stock, we may not have any significant cash available to meet any unanticipated liquidity requirements, other than available borrowings, if any, under the revolving facility of our credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

We used net proceeds received from the offering, together with approximately $566.0 million of borrowings under the term loan facility of our credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. We redeemed the remaining outstanding 12 1/2% notes on May 1, 2005 with borrowings under the delayed draw facility of our credit facility.

Net cash used in investing activities of continuing operations was $42.8 million, $21.0 million and $54.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. These cash flows primarily reflect capital expenditures of $28.1 million, $36.5 million and $33.6 million for the years ended December 31, 2005, 2004 and 2003, respectively, and acquisitions of telephone properties, net of cash acquired, of $25.7 million and $33.1 million for the years ended December 31, 2005 and December 31, 2003. There were no acquisitions during 2004.

Offsetting capital expenditures were distributions from investments of $10.9 million, $15.0 million and $10.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. The $15.0 million received in 2004 included a one time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. In addition, distributions for the twelve months ended December 31, 2005 included $10.0 million from our equity interest in Orange County Poughkeepsie Limited Partnership as compared to $11.8 million during the twelve months ended December 31, 2004. The distributions declined mainly due to the timing of an additional distribution in 2004. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

Net cash used in financing activities from continuing operations was $16.6 million, $24.0 million and $2.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the year ended December 31, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $205.7 million and the repurchase of series A preferred stock and common stock of $129.3 million. The remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and to pay debt issuance costs of $9.0 million. For the year ended December 31, 2004, these cash flows primarily represented net repayment of long-term debt of $15.2 million and $7.8 million in debt issuance and offering related costs. For the year ended December 31, 2003, net proceeds from the issuance of long term debt of $23.3 million were offset by debt issuance costs of $15.6 million and the repurchase of our series A preferred stock and class A common stock of $8.6 million.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures have historically constituted an attractive use of our cash flow. Capital expenditures were approximately $28.1 million, $36.5 million and $33.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We expect that our annual capital expenditures for our existing operations will be approximately $28.0 to $30.0 million for fiscal 2006. We expect to fund all of these capital expenditures through our cash flow from operations. If cash is available beyond what is required to support our dividend policy, we may consider additional capital expenditures if we believe they are beneficial. Although the amount of our capital expenditures can fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations through fiscal 2009 to vary significantly from our estimated amounts.

On January 5, 2006, we announced that we expect to receive proceeds of $26.7 million from the liquidation of our investment in the Rural Telephone Bank. We expect to receive the proceeds in the middle of 2006. On February 20, 2006, we announced that we had entered into an agreement to sell our investment in Southern Illinois Cellular Corp. Upon closing of this transaction, which is anticipated to be in the second quarter of 2006, we expect to receive proceeds of $16 to $17 million. On January 25, 2006, we agreed to purchase the assets of Cass County Telephone for approximately $33.0 million in cash, subject to adjustment.

On May 2, 2005, we used borrowings under our credit facility’s revolving facility to fund the Berkshire acquisition (including the repayment of $1.3 million of Berkshire’s debt). On September 1, 2005, we used borrowings under our credit facility’s revolving facility to fund the Bentleyville acquisition. We expect to fund the acquisition of Cass County Telephone through proceeds from the previously discussed asset sales and/or borrowings under our credit facility’s revolving facility.

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

Our credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $86.7 million was available at March 1, 2006 and a term loan facility, or the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at March 1, 2006. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Net borrowings under the revolver were $12.0 million from February 8, 2005 through March 1, 2006 and were used primarily to fund the Berkshire acquisition and the Bentleyville acquisition (including the repayment of $1.3 million of Berkshire’s debt). A $1.3 million letter of credit was also outstanding as of March 1, 2006. Borrowings under our revolving facility bear interest, at our option, at either (i) the Eurodollar rate plus 2.0% or (ii) a base rate, as such term is defined in the credit agreement, plus 1.0%. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans.

The credit facility contains financial covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.25:1. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. Subject to certain limitations set forth in the credit facility, we are permitted to pay dividends for the period from the closing date of the offering through July 30, 2005. In addition, we may use all of our Cumulative Distributable Cash (as defined in the credit facility) accumulated after April 1, 2005 to declare and pay dividends after July 30, 2005, but we may not in general pay dividends in excess of such amount. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our credit facility.

Our credit facility requires us first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the new revolver and/or to reduce revolver commitments (or commitments under the delayed draw facility) under the credit facility with, subject to certain conditions and exceptions, 100% of the net cash proceeds we receive from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds we receive from the issuance of permitted securities and, at certain times if we are not permitted to pay dividends, with 50% of the increase in our cumulative distributable cash during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million. Our credit facility provides for voluntary prepayments of the revolver and the term loan and voluntary commitment reductions of the revolver (and the delayed draw facility), subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

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

In 2003, the Company issued $225.0 million aggregate principal amount of the 11 7/8% notes. These notes were to mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. At December 31, 2005, $2.1 million principal amount of the 11 7/8% notes remains outstanding.

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of December 31, 2005 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long term debt	$607,425	$677	$1,467	$2,359	$602,922
Operating leases(1)	8,088	2,339	2,105	1,331	2,313
Minimum purchase contracts	2,438	1,878	477	83	—
Total contractual cash obligations	$617,951	$4,894	$4,049	$3,773	$605,235

(1)          Real property lease obligations of $1.2 million associated with the discontinued operations discussed in note 13 to our consolidated financial statements are stated in this table at total contractual amounts. However, we have negotiated lease terminations on these properties to reduce the total obligation. Operating leases from continuing operations of $6.9 million are also included.

The following table discloses aggregate information about our derivative financial instruments as of December 31, 2005, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$8,779	3,130	5,429	207	13

(1)          Fair value of interest rate swaps at December 31, 2005 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company’s telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. As of December 31, 2005, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2005 to 2006 monitoring periods was approximately $1.6 million. The settlement period related to (i) the 2003 to 2004 monitoring period lapses on September 30, 2007 and (ii) the 2005 to 2006 monitoring period lapses on September 30, 2009. We will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

Based on certain assumptions, we had $291.9 million in federal and state net operating loss carry forwards as of December 31, 2005. In February 2005, we completed the offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our net operating loss carry forwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $219 million prior to the expiration of the net operating loss carry forwards beginning in 2019 through 2025.

The valuation allowance for deferred tax assets as of December 31, 2004 was $66.0 million. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering, we have reduced our aggregate long term debt and expect a significant reduction in its annual interest expense. When considered together with our history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, we expect that future taxable income will more likely than not be sufficient to recover net deferred tax assets. Therefore, the valuation allowance was reversed in the first quarter of 2005, subsequent to the offering.

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

Goodwill was $481.3 million at December 31, 2005. As part of the Berkshire and Bentleyville acquisitions, the Company has recorded intangible assets related to the acquired companies’ customer relationships of $2.4 million and $1.4 million, respectively. These intangible assets will be amortized over 15 years. The intangible assets are included in Intangible Assets on the Consolidated Balance Sheet.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill resulted from the annual valuation of goodwill.

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognizing that valuation in the financial statements from the date of grant. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is not expected to have a significant impact on our results of operations. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as disclosed in Note 1(n). SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to adopt the provisions of SFAS No. 123(R) using the prospective application method, for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company. The Company will adopt SFAS No. 123(R) effective January 1, 2006, with no restatement of any prior periods.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB No. 143. FIN  47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future  event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended December 31, 2005. We account for our wireline operations under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Therefore, in accordance with federal and state regulations, we are following the FCC’s Part 32 accounting. As a result of our accounting under SFAS No. 71, the adoption of FIN 47 had no impact on us.

Inflation

We do not believe inflation has a significant effect on our operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, approximately 82% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at December 31, 2005 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.7 million for the twelve months ended December 31, 2005.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $8.8 million at December 31, 2005. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties. In connection with our credit facility, on February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 4.69%, plus a 2.0% margin beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012.

In addition, effective on September 30, 2005, we amended our credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. This amendment also effectively reduced the fixed interest rates on our interest rate swap agreements by 0.25%.

ITEM 8.                INDEPENDENT AUDITORS’ REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FairPoint Communications, Inc.:

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As described in notes 1 and 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, effective July 1, 2003.

/s/ KPMG LLP

Omaha, Nebraska
March 13, 2006

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

Assets	2005	2004
Current assets:
Cash	$5,083	$3,595
Accounts receivable, net	30,034	28,550
Other receivables	4,951	1,653
Material and supplies	4,285	3,866
Prepaid and other	1,786	1,939
Notes receivable - related party	—	1,000
Deferred income tax	29,190	—
Interest rate swaps	3,129	—
Assets of discontinued operations	90	102
Total current assets	78,548	40,705
Property, plant, and equipment, net	242,617	252,262
Goodwill	481,343	468,508
Investments	39,808	37,749
Intangible assets, net	3,662	—
Debt issue costs, net	9,145	18,812
Deferred income tax	47,160	—
Interest rate swaps	5,649	—
Other	207	1,100
Total assets	$908,139	$819,136
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,030	$14,184
Dividend payable	13,789	—
Other accrued liabilities	14,021	13,115
Accrued interest payable	288	16,582
Accrued bonuses	2,975	2,857
Deferred Credits	3,812	—
Current portion of long-term debt	677	524
Demand notes payable	338	382
Liabilities of discontinued operations	2,495	2,262
Total current liabilities	50,425	49,906
Long-term liabilities:
Long-term debt, net of current portion	606,748	809,908
Preferred shares subject to mandatory redemption	—	116,880
Other liabilities	4,108	12,667
Liabilities of discontinued operations	—	1,580
Total long-term liabilities	610,856	941,035
Minority interest	10	11
Common stock subject to put options, 16 shares at December 31, 2004	—	1,136
Stockholders’ equity (deficit):
Common stock:
Common stock	350	—
Class A voting stock	—	86
Class C nonvoting, convertible stock	—	8
Additional paid-in capital	590,131	198,519
Unearned compensation	(6,475)	—
Accumulated other comprehensive income, net	5,477	—
Accumulated deficit	(342,635)	(371,565)
Total stockholders’ equity (deficit)	246,848	(172,952)
Total liabilities and stockholders’ equity (deficit)	$908,139	$819,136

See accompanying notes to consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004, and 2003
(in thousands, except per share data)

	2005	2004	2003
Revenues	$262,843	$252,645	$231,432
Operating expenses:
Operating expenses, excluding depreciation and amortization and stock-based compensation	141,075	128,755	111,188
Depreciation and amortization	52,390	50,287	48,089
Stock-based compensation	2,350	49	15
Total operating expenses	195,815	179,091	159,292
Income from operations	67,028	73,554	72,140
Other income (expense):
Net gain (loss) on sale of investments and other assets	(11)	104	608
Interest and dividend income	2,499	2,335	1,792
Interest expense	(46,416)	(104,315)	(90,224)
Impairment on investments	(1,200)	(349)	—
Equity in net earnings of investees	11,302	10,899	10,092
Realized and unrealized losses on interest rate swaps	—	(112)	(1,387)
Other nonoperating, net	(87,746)	(5,951)	(1,505)
Total other expense	(121,572)	(97,389)	(80,624)
Loss from continuing operations before income taxes	(54,544)	(23,835)	(8,484)
Income tax benefit (expense)	83,096	(516)	236
Minority interest in income of subsidiaries	(2)	(2)	(2)
Income (loss) from continuing operations	28,550	(24,353)	(8,250)
Discontinued operations:
Income from discontinued operations	—	—	1,929
Income on disposal of assets of discontiued operations	380	671	7,992
Income from discontinued operations	380	671	9,921
Net income (loss)	28,930	(23,682)	1,671
Redeemable preferred stock dividends and accretion	—	—	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	2,905
Net income (loss) attributed to common shareholders	$28,930	$(23,682)	$(4,316)
Basic weighted average shares outstanding	31,927	9,468	9,483
Diluted weighted average shares outstanding	31,957	9,468	9,483
Basic and diluted earnings (loss) per common share:
Continuing operations	$0.89	$(2.57)	$(1.50)
Discontinued operations	0.02	0.07	1.04
Net income	0.91	(2.50)	(0.46)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2005, 2004, and 2003
(in thousands)

Common Stock		Class A Common		Class C Common		Additional paid-in	Unearned	Accumulated other comprehensive	Accumulated	Total stockholders’ equity
Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	income (loss)	deficit	(deficit)

Balance at December 31, 2002	—	$—	8,643	$86	809	$8	$207,347	$—	$(1,132)	$(352,459)	$(146,150)
Net income	—	—	—	—	—	—	—	—	—	1,671	1,671
Compensation expense for stock-based awards	—	—	—	—	—	—	15	—	—	—	15
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	—	—	—	1,469	—	1,469
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	1,029	—	1,029
Repurchase redeemable preferred stock	—	—	—	—	—	—	—	—	—	2,905	2,905
Preferred stock accretion	—	—	—	—	—	—	(729)	—	—	—	(729)
Preferred stock dividends	—	—	—	—	—	—	(8,163)	—	—	—	(8,163)
Balance at December 31, 2003	—	—	8,643	86	809	8	198,470	—	1,366	(347,883)	(147,953)
Net income	—	—	—	—	—	—	—	—	—	(23,682)	(23,682)
Compensation expense for stock-based awards	—	—	—	—	—	—	49	—	—	—	49
Other comprehensive loss fromavailable-for-sale securities	—	—	—	—	—	—	—	—	(1,469)	—	(1,469)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	103	—	103
Balance at December 31, 2004	—	—	8,643	86	809	8	198,519	—	—	(371,565)	(172,952)
Net income	—	—	—	—	—	—	—	—	—	28,930	28,930
Net proceeds from issuance of common stock	25,000	250	—	—	—	—	431,671	—	—	—	431,921
Transfer of Class A and Class C to common stock	9,452	94	(8,643)	(86)	(809)	(8)	—	—	—	—	—
Exercise of stock options	98	1	—	—	—	—	183	—	—	—	184
Issuance of restricted shares, net of forfeitures	471	5	—	—	—	—	8,545	(8,550)	—	—	—
Recognition of compensation expense	—	—	—	—	—	—	275	2,075	—	—	2,350
Dividends declared	—	—	—	—	—	—	(49,062)	—	—	—	(49,062)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	5,477	—	5,477
Balance at December 31, 2005	35,021	$350	—	$—	—	$—	$590,131	$(6,475)	$5,477	$(342,635)	$246,848

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2005, 2004, and 2003
(in thousands)

	2005		2004		2003
Net income (loss)		$28,930		(23,682)		$1,671
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding gains (losses)	$—		(1,243)		1,618
Less reclassification adjustment for gain realized in net income (loss)	—		(226)		(149)
Reclassification for other than temporary loss included in net income	—	—	—	(1,469)	—	1,469
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $3.3 million	5,477		—		—
Reclassification adjustment	—	5,477	103	103	1,029	1,029
Other comprehensive income (loss)		5,477		(1,366)		2,498
Comprehensive income (loss)		$34,407		(25,048)		$4,169

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$28,930	$(23,682)	$1,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(380)	(671)	(9,921)
Dividends and accretion on shares subject to mandatory redemption	2,362	20,181	9,049
Depreciation and amortization	52,390	50,287	48,089
Loss of preferred stock subject ot mandatory redemption	9,899	—	—
Amortization of debt issue costs	1,859	4,603	4,171
Provision for uncollectible revenue	3,245	1,718	1,028
Deferred income taxes	(84,208)	—	—
Income from equity method investments	(11,302)	(10,899)	(10,092)
Deferred patronage dividends	(77)	(84)	(233)
Minority interest in income of subsidiaries	2	2	2
Loss on early retirement of debt	77,847	—	1,503
Write-off of offering costs	—	5,951	—
Net (loss) gain on sale of investments and other assets	11	(104)	(608)
Impairment on investments	1,200	349	—
Amortization of investment tax credits	(16)	(27)	(37)
Stock-based compensation	2,350	49	15
Other non-cash item	(212)	—	—
Change in fair value of interest rate swaps and reclassification of transition adjustment recorded in comprehensive income (loss)	—	(772)	(6,664)
Changes in assets and liabilities arising from continuing operations, net of acquisitions:
Accounts receivable	(3,103)	(3,068)	(3,801)
Prepaid and other assets	576	(89)	(771)
Accounts payable	(3,428)	(390)	(7,185)
Accrued interest payable	(16,309)	(44)	7,786
Other accrued liabilities	338	2,302	418
Income taxes	(363)	(138)	(149)
Other assets/liabilities	71	501	(1,437)
Total adjustments	32,752	69,657	31,163
Net cash provided by operating activities of continuing operations	61,682	45,975	32,834
Cash flows from investing activities of continuing operations:
Acquisition of telephone properties, net of cash acquired	(26,258)	(225)	(33,114)
Acquisition of property, plant, and equipment	(28,099)	(36,492)	(33,595)
Proceeds from sale of property, plant, and equipment	698	531	377
Distributions from investments	10,859	15,017	10,775
Payment on covenants not to compete	(110)	(145)	(536)
Acquisition of investments	(12)	—	(17)
Proceeds from sale of investments and other assets	115	328	2,100
Net cash used in investing activities of continuing operations	(42,807)	(20,986)	(54,010)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2005, 2004, and 2003
(in thousands)

	2005	2004	2003
Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	699,959	178,550	317,680
Repayment of long-term debt	(905,675)	(193,761)	(294,414)
Payment of fees and penalties associated with early retirement of long term debt	(61,037)	—	—
Payment of deferred transaction fee	(8,445)	—	—
Repurchase of shares of common stock subject to put options	(136)	(1,000)	(1,000)
Repurchase of redeemable preferred stock	(129,141)	—	(8,645)
Loan origination and offering costs	(8,975)	(7,750)	(15,593)
Dividends paid to minority stockholders	(4)	(5)	(4)
Proceeds from the exercise of stock options	184	—	—
Net proceeds from issuance of common stock	431,921	—	—
Dividends paid to common stockholders	(35,298)	—	—
Net cash used in financing activities of continuing operations	(16,647)	(23,966)	(1,976)
Cash flows of discontinued operations (revised—see note 1(r)):
Operating cash flows	(740)	(3,031)	(134)
Investing cash flows	—	—	23,495
Net increase (decrease) in cash	1,488	(2,008)	209
Cash, beginning of year	3,595	5,603	5,394
Cash, end of year	$5,083	$3,595	$5,603
Supplemental disclosures of cash flow information:
Interest paid	$58,494	$80,736	$77,351
Income taxes paid, net of refunds	$946	$1,055	$701
Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in-kind	$—	$—	$8,163
Gain on repurchase of redemmable preferred stock	$—	$—	$2,905
Accretion of redeemable preferred stock	$—	$—	$729
Long-term debt issued in connection with Carrier Services’ Tranche B interest payment	$—	$115	$1,548

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

STE’s wholly owned subsidiaries include Sunflower Telephone Company, Inc. (Sunflower); Northland Telephone Company of Maine, Inc. and STE/NE Acquisition Corp. (d.b.a. Northland Telephone Co. of Vermont), (collectively, the Northland Companies); and ST Long Distance, Inc. (ST Long Distance). Ventures’ wholly owned subsidiaries include Bentleyville Communications Corporation (Bentleyville), Berkshire Telephone Corporation (Berkshire), Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua and Erie Telephone Corporation (C&E); The Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); GTC Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications, LLC (Fretel); Comerco, Inc. (Comerco); Marianna and Scenery Hill Telephone Company (Marianna); Community Service Telephone Co. (CST); and Commtel Communications Inc. (Commtel). Services’ wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Ravenswood Communications, Inc. (Ravenswood); and Yates City Telephone Company (Yates).

(b) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of FairPoint and its subsidiaries (the Company). All intercompany transactions and accounts have been eliminated in consolidation.

The Company’s telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. This accounting recognizes the economic effects of rate regulation by recording costs and a return on investment; as such, amounts are recovered through rates authorized by regulatory authorities. Accordingly, SFAS No. 71 requires the Company’s telephone subsidiaries to depreciate telephone plant over useful lives that would otherwise be determined by management. SFAS No. 71 also requires deferral of certain costs and obligations based upon approvals received from regulators to permit recovery of such amounts in future years. Criteria that would give rise to the discontinuance of SFAS No. 71 include (1) increasing competition restricting the wireline subsidiaries’ ability to establish prices to recover specific costs and (2) significant changes in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company’s telephone subsidiaries periodically review the

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

(c) Use of Estimates

The Company’s management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(d) Revenue Recognition

Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and data services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to regional Bell operating companies. These charges are billed based on toll or access tariffs approved by the local state’s public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the Federal Communications Commission.

Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state public utilities commissions (intrastate) or the Federal Communication Commission’s (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company’s estimates.

Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. The majority of the Company’s miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each message billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided. The Company recognizes directory services revenue over the subscription period of the corresponding directory. Billing and collection is normally billed under contract or tariff supervision. Directory services are normally billed under contract.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The following is activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

	2005	2004	2003
Balance, beginning of period	$1,255	$1,028	$1,235
Acquisition adjustments	28	(143)	202
Provision charged to expense	3,245	1,718	1,028
Amounts written off, net of recoveries	(2,407)	(1,348)	(1,437)
Balance, end of period	$2,121	$1,255	$1,028

(f) Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are principally related to receivables from other interexchange carriers and are otherwise limited to the Company’s large number of customers in several states.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for Federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative’s earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The RTB investment pays dividends annually at the discretion of its board of directors.

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

In 2004 and 2005, the Company developed and implemented, with CSG Systems, Inc., an integrated end-user billing system. The costs to develop such system were accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Aggregate capitalized costs (before accumulated amortization) totaled $8.6 million (of which, $5.1 million was capitalized in 2004) as of December 31, 2005, of which the majority represents payments for license fees and third-party consultants. As a result of the Company’s decision to convert to a new end-user billing system in November 2005, the capitalized costs associated with the CSG Systems, Inc. billing system will be amortized over its remaining useful life which was estimated to be 8 months (reduced from 5 years). The Company will capitalize certain costs associated with its new (MACC) billing system and these capitalized billing system costs will be amortized over its estimated useful life.

Also in November 2005, we reached an agreement with CSG Systems, Inc. in which we will receive total compensation from CSG Systems, Inc. of $5.1 million in order to relieve it from its responsibilities under the original service bureau contract. The Company recorded the $5.1 million as a deferred credit which will be amortized over the remaining life of the CSG contract (8 months). When amortized, a portion of the credit will offset depreciation expenses and a portion will offset billing expenses. Of this deferred credit, $1.3 million was recognized in 2005 and therefore, the balance of the deferred credit at December 31, 2005 was $3.8 million.

(i) Debt Issue and Offering Costs

Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. During 2003, $5.0 million in net book value of debt issue costs were written off in association with refinancing activity classified as other nonoperating expense in the statements of operations. During 2004, the Company wrote-off debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities (IDSs), classified as other nonoperating expense in the statements of operations. The offering of IDSs was abandoned in December of 2004 in favor of the transactions described in note 2. As of December 31, 2005, debt issue and offering costs of $1.0 million remained capitalized after the write-off that are a direct and incremental benefit to the transactions described in note 2. In 2005, the Company entered into a new senior secured credit facility consisting of a revolving

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. Including the $1.0 million incurred during 2004, the Company incurred a total of $10.4 million of debt issuance costs associated with entering into the credit facility and subsequent amendments thereto.

Accumulated amortization of loan origination costs from continuing operations was $1.4 million, $14.9 million and $10.3 million at December 31, 2005, 2004 and 2003, respectively.

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

Other intangible assets recorded by the Company consist of acquired customer relationships. These intangible assets are amortized over their estimated useful lives which the Company determined to be 15 years.

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

As part of the income tax provision process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating current tax expenses together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In assessing the

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering, the Company has reduced its aggregate long term debt and expects a significant reduction in its annual interest expense. When considered together with the Company’s history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, the Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

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

The Company uses variable and fixed-rate debt to finance its operations, capital expenditures, and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company pays a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate. As of December 31, 2005, the Company had five interest rate swap agreements with a combined notional amount of $490.0 million that expire in 2007 to 2012. These interest rate swap agreements qualify as accounting hedges under SFAS No. 133. As of December 31, 2003, the Company had two interest rate swap agreements with a combined notional amount of $50.0 million that expired in May 2004. These interest rate swap agreements did not qualify as accounting hedges under SFAS No. 133.

On February 8, 2005, the Company entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of its variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, the Company entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.69%, plus a 2.0% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of December 31, 2005, approximately 82% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the twelve months ended December 31, 2005. At December 31, 2005, the fair market value of these swaps was approximately $8.8 million and has been recorded, net of tax of $3.3 million, as a decrease in comprehensive income. Of the $8.8 million, $3.1 million has been included in other current assets and $5.7 million has been included in other long-term assets.

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type loss adjustment (the transition adjustment) of $(4.7) million in other comprehensive income (loss) to recognize at fair value all interest rate swap agreements. As of December 31, 2004, the Company has reclassified to nonoperating income (expense) the entire transition adjustment that was recorded in other comprehensive income (loss). The fair value of the Company’s interest rate swap agreements is determined from valuations received from financial institutions. The fair value indicates an estimated amount the Company would pay if the contracts were canceled or transferred to other parties.

Amounts receivable or payable under interest rate swap agreements are accrued at each balance sheet date and gains and losses related to effective hedges are reported, net of tax effect, as a separate component of comprehensive income. Changes associated with swap agreements that did not qualify as accounting hedges are included as adjustments to realized and unrealized gains (losses) on interest rate swaps.

The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps for the twelve months ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Change in fair value of interest rate swaps	$874	$7,693
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)	(1,029)
Realized losses	(883)	(8,051)
Total	$(112)	$(1,387)

(n) Stock Option Plans

At December 31, 2005, the Company had four stock-based employee compensation plans. The Company accounts for its stock option plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income disclosures as if the fair-value method defined in SFAS

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

No. 123 had been applied. The Company has elected to continue to apply the intrinsic-value-based method of accounting under APB No. 25 and has adopted the disclosure requirements of SFAS No. 123.

The Company calculates stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net pro forma income (loss) would have been (in thousands, except per share data):

	2005	2004	2003
Net income (loss), as reported	$28,930	$(23,682)	$1,671
Stock-based compensation expense included in reported net income (loss), net of related tax effect in 2005 of $0.9 million(1)	1,466	49	15
Stock-based compensation determined under fair value based method, net of related tax effect in 2005 of $0.9 million(1)	(1,447)	(656)	(658)
Pro forma net income (loss)	$28,949	$(24,289)	$1,028
Basic and diluted earnings per common share, as reported:	$0.91	$(2.50)	$(0.46)
Basic and diluted earnings per common share, proforma:	$0.91	$(2.57)	$(0.52)

(1)          Amounts shown for 2004 and 2003 are not net of tax effect due to the recognition of a valuation allowance associated with net operating losses.

(o) Certain Financial Instruments with Characteristics of Liabilities and Equity

The Company prospectively adopted SFAS No. 150 effective July 1, 2003. The SFAS No. 150 adoption had no impact on net income (loss) attributed to common shareholders for any of the periods presented. SFAS No. 150 requires the Company to classify as a long-term liability its Series A preferred stock and to reclassify dividends and accretion from the Series A preferred stock as interest expense. Such stock is described as “preferred shares subject to mandatory redemption” in the consolidated balance sheets as of December 31, 2004 and dividends and accretion on these shares are included in pretax income prior to the repurchase of these shares whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

(p) Business Segments

Under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company’s only separately reportable business segment is its traditional telephone operations. The Company’s traditional telephone operations are conducted in rural, suburban, and small urban communities in various states. The operating income of this segment is reviewed by the chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company’s competitive communications operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(q) Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) less dividends accrued on Series A preferred shares subject to mandatory redemption and plus discounts on the redemption of such shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted units, restricted stock and shares that could be issued under outstanding stock options.

The number of potential common shares excluded from the calculation of diluted net loss per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Year ended December 31
	2005	2004	2003
Contingent stock options	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	241	356	416
Restricted stock	471	—	—
Restricted units	34	26	27
	1,579	1,215	1,276

(r) Discontinued Operations

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.

(s) New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R). This new standard requires companies to adopt the fair value methodology of valuing stock-based compensation and recognize that valuation in the financial statements from the date of grant. The adoption of SFAS No. 123(R)’s fair value method is not expected to have an adverse impact on our income from operations. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as disclosed above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. We expect to adopt the provisions of SFAS No. 123(R) using the prospective application method, for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company. The Company will adopt SFAS No. 123(R) effective January 1, 2006, with no restatement of any prior periods.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB No. 143. FIN  47 clarifies that the term conditional asset retirement obligation as used in FASB No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional on a future  event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for the year ended

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

December 31, 2005 and was adopted by the Company in the fourth quarter of 2005. The Company accounts for its wireline operations under SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”. Therefore, in accordance with federal and state regulations, the Company is following the FCC’s Part 32 accounting. As a result of the Company’s accounting under SFAS No. 71, the adoption of FIN 47 had no impact on the Company. The Company evaluated the impact of FIN 47 on its non-regulated assets and determined that the impact was immaterial.

(2)   Initial Pubic Offering and Other Transactions

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

The Company received gross proceeds of $462.5 million from the offering which, net of costs incurred of $30.6 million related to the offering, was allocated to paid-in capital. The Company used the gross proceeds of $462.5 million from the offering together with borrowings of $566.0 million under the term facility of the credit facility as follows:

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
Notes to Consolidated Financial Statements (Continued)

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

On March 10, 2005, the Company used $18.4 million which it had invested in temporary investments, together with $6.6 million of cash on hand, to redeem the $0.2 million aggregate principal amount of the 9 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes and the $24.2 million aggregate principal amount of the floating rate notes (including accrued interest) that were not tendered in the tender offer for such notes.

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

(b) Dividends

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

On December 14, 2005, the Company declared a dividend of $0.39781 per share of common stock, which was paid on January 18, 2006 to holders of record as of December 30, 2005. In 2005, the Company has paid dividends totaling $35.3 million, or $1.41886 per share of common stock.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(3)   Acquisitions

On December 1, 2003, the Company acquired 100% of the capital stock of CST and Commtel. The purchase price for this acquisition was $32.6 million. The Company believes the entire amount of goodwill will be deductible for income tax purposes. Acquisition costs were $0.3 million in 2003. This acquisition has been accounted for using the purchase method and, accordingly, the results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. The excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was $25.1 million and has been recognized as goodwill.

On May 2, 2005, the Company completed the acquisition of Berkshire Telephone Corporation, or Berkshire. The purchase price was approximately $20.3 million (or $16.4 million net of cash acquired). Goodwill on this transaction will not be deductible for income tax purposes. The Company incurred acquisition costs of $0.6 million. Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries. The acquisition is referred to herein as the Berkshire acquisition.

The Berkshire acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final settlement of an escrow, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $11.0 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $2.4 million and the remaining $8.6 million has been recognized as goodwill. The estimated useful life of the $2.4 million intangible asset is 15 years.

On September 1, 2005, the Company completed the acquisition of Bentleyville Communications Corporation, or Bentleyville. The purchase price was approximately $11.0 million (or $9.3 million net of cash acquired). Goodwill on this transaction will not be deductible for income tax purposes. The Company incurred acquisition costs of $0.4 million. Bentleyville provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to the Company’s existing operations in Pennsylvania. The acquisition is referred to herein as the Bentleyville acquisition.

The Bentleyville acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final settlement of escrow, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $4.6 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $1.4 million and the remaining $3.2 million has been recognized as goodwill. The estimated useful life of the $1.4 million intangible asset is 15 years.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The allocation of the total net purchase price of the Berkshire and Bentleyville acquisitions is shown in the table below (in thousands):

Current assets	$8,067
Property, plant, and equipment	14,585
Investments	2,770
Excess cost over fair value of net assets acquired	12,835
Other assets	25
Intangible assets	3,800
Current liabilities	(2,317)
Long term debt	(2,690)
Other liabilities	(4,703)
Total net purchase price	$32,372

The following unaudited pro forma information presents the combined results of operations of the Company as though the Berkshire acquisition and the Bentleyville acquisition each had been consummated on January 1, 2004. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the Berkshire acquisition and the Bentleyville acquisition each had been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

	Pro forma year
	ended December 31,
	2005	2004
Revenues	$267,303	$262,562
Income (loss) from continuing operations	27,962	(25,401)
Net income (loss)	28,342	(24,730)
Earnings (loss) per common share from continuing operations:
Basic	$0.88	$(2.68)
Diluted	0.87	(2.68)
Earnings (loss) per common share:
Basic	$0.89	$(2.61)
Diluted	0.89	(2.61)

(4)   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2003	$468,845
Acquisition adjustments of CST and Commtel	(337)
Balance, December 31, 2004	468,508
Acquisition of Berkshire and Bentleyville	12,835
Balance, December 31, 2005	$481,343

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As required under SFAS No. 142, the Company updated its annual impairment testing of goodwill as of December 31, 2005, 2004, and 2003, and determined that no impairment loss was required to be recognized.

In 2005, as part of the Berkshire and Bentleyville acquisitions, the Company has recorded intangible assets related to the acquired companies’ customer relationships of $2.4 million and $1.4 million, respectively. These intangible assets will be amortized over 15 years using the straight-line method. As of December 31, 2005, accumulated amortization related to the customer relationship intangibles was $0.1 million. The intangible assets are included in Intangible Assets, net on the Consolidated Balance Sheet. Amortization expense related to these customer relationship intangibles is expected to be approximately $0.3 million per year over the next five years.

(5)   Property, Plant, and Equipment

A summary of property, plant, and equipment from continuing operations is shown below (in thousands):

	Estimated
	life (in years)	2005	2004
Land	—	$4,096	$3,851
Buildings and leasehold improvements	2-40	39,889	36,339
Telephone equipment	3-50	649,465	615,976
Cable equipment	3-20	10,287	3,143
Furniture and equipment	3-34	19,219	17,098
Vehicles and equipment	3-20	25,105	22,011
Computer software	3-5	11,861	4,577
Total property, plant, and equipment		759,922	702,995
Accumulated depreciation		(517,305)	(450,733)
Net property, plant, and equipment		$242,617	$252,262

The telephone company composite depreciation rate for property and equipment was 7.38%, 7.32%, and 7.46% in 2005, 2004, and 2003, respectively. Depreciation expense from continuing operations, excluding amortization of intangible assets and previously disclosed deferred billing system credits, for the years ended December 31, 2005, 2004, and 2003 was $53.5 million, $50.3 million, and $47.1 million, respectively.

(6)   Investments

(a) Marketable Equity Securities

As of December 31, 2005, the Company no longer holds any marketable equity investments classified as available-for-sale. Following an August 2, 2004 announcement by Choice One of a financial restructuring under Chapter 11 of the United States Bankruptcy Code, the quoted market value of the Company’s investment in Choice One Communications Inc.’s common stock declined to $33,000. The Company determined that the decline in fair value was other-than-temporary and recorded an impairment loss of $0.5 million in the third quarter of 2004, of which $0.4 million was recorded as an expense in the consolidated statement of operations and $0.1 million was recorded as a reduction in accumulated other comprehensive income. On November 8, 2004, Choice One exited Chapter 11 and, in accordance with its

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

plan of reorganization, Choice One’s preferred stockholders and common stockholders did not receive any recovery and all of the preferred stock and common stock has now been cancelled.

Proceeds from sales of available-for-sale securities were $0.3 million and $0.3 million in 2004 and 2003, respectively. Gross gains of $0.1 million and $0.1 million were realized on those sales in 2004 and 2003, respectively.

The Company’s noncurrent investments at December 31, 2005 and 2004 consist of the following:

	2005	2004
	(in thousands)
Equity method investments in cellular companies and partnerships:
Orange County—Poughkeepsie Limited Partnership	$4,138	$3,590
Chouteau Cellular Telephone Company	46	72
Illinois Valley Cellular RSA 2, Inc.	1,409	2,037
Other equity method investments	1,104	1,132
Investments in securities carried at cost:
RTB stock	22,796	20,125
CoBank stock and unpaid deferred CoBank patronage	4,664	5,221
RTFC secured certificates and unpaid deferred RTFC patronage	480	419
Southern Illinois Cellular Corp.	4,552	4,552
Other nonmarketable minority equity investments	55	33
Nonqualified deferred compensation plan assets	564	568
Total investments	$39,808	$37,749

(b) Equity Method Investments

The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three-month lag. The investments accounted for under the equity method and the Company’s ownership percentage as of December 31, 2005 and 2004 are summarized below:

	2005	2004
Chouteau Cellular Telephone Company	33.7%	33.7%
ILLINET Communications, LLC	9.1%	9.1%
Orange County—Poughkeepsie Limited Partnership	7.5%	7.5%
ILLINET Communications of Central IL LLC	5.2%	5.2%
Syringa Networks, LLC	13.9%	13.9%
Illinois Valley Cellular RSA 2, Inc.	25.0%	25.0%

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Earnings in equity investments for the years ended December 31, 2005, 2004, and 2003 consisted of the following (in thousands):

	2005	2004	2003
Orange County—Poughkeepsie Limited Partnership	$10,523	$10,249	$8,939
Illinois Valley Cellular RSA 2, Inc.	477	372	543
Illinois Valley Cellular RSA 2-I, RSA 2- II, and RSA 2-III Partnerships	—	—	35
Chouteau Cellular Telephone Company	—	2	471
Other, net	302	276	104
Total	$11,302	$10,899	$10,092

Distributions from investments during the years ended December 31, 2005, 2004, and 2003 consisted of the following (in thousands):

	2005	2004	2003
Orange County—Poughkeepsie Limited Partnership	$9,975	$11,775	$10,125
Illinois Valley Cellular RSA 2, Inc.	—	375	325
Illinois Valley Cellular RSA 2-I, RSA 2- II, and RSA 2-III Partnerships	—	—	147
Chouteau Cellular Telephone Company	40	2,524	—
CoBank, ACB	634	—	—
Distributions from other equity investments	210	343	178
Total	$10,859	$15,017	$10,775

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

During 2005, the Company determined that the carrying amount of its investment in Illinois Valley Cellular RSA No. 2, which is accounted for under the equity method, exceeded the estimated fair value and such decline was “other-than-temporary.”  As a result, the Company recorded a non-cash impairment charge of $1.2 million. This charge is classified as impairment on investments in the consolidated statements of operations.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(c) Investments in Equity Securities Carried at Cost

The aggregate cost of the Company’s cost method investments totaled $33.1 million at December 31, 2005. These investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 Disclosures About Fair Value of Financial Instruments, and (b) the Company did not identify any events or circumstances that may have had a significant adverse effect on the fair value of those investments.

(7)   Long-term Debt

Long-term debt at December 31, 2005 and 2004 is shown below (in thousands):

	2005	2004
2005 Senior secured notes, variable rates ranging from 5.82% to 7.97% (weighted average rate of 5.85%) at December 31, 2005, due 2011 to 2012	$602,275	$—
1998 Senior secured notes, variable rates ranging from 6.44% to 8.75% at December 31, 2004	—	182,357
Senior subordinated notes due 2008:
Fixed rate notes, 9.50%	—	115,207
Variable rate notes, 6.4875% at December 31, 2004	—	75,000
Senior subordinated notes, 12.50%, due 2010	—	193,000
Senior notes, 11.875%, due 2010	2,050	225,000
Senior notes to RTFC:
Fixed rate, ranging from 8.2% to 9.20%, due 2009 to 2014	3,100	2,278
Variable rate, 6.15% at December 31, 2004, due 2009	—	3,415
Subordinated promissory notes, 7.00%, due 2005	—	7,000
First mortgage notes to Rural Utilities Service, fixed rates ranging from 4.96% to 10.78%, due 2005 to 2016	—	6,034
Senior notes to RTB, fixed rates ranging from 7.50% to 8.00%, due 2008 to 2014	—	1,141
Total outstanding long-term debt	607,425	810,432
Less current portion	(677)	(524)
Total long-term debt, net of current portion	$606,748	$809,908

The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2005 are as follows (in thousands):

Fiscal year:
2006	$677
2007	714
2008	753
2009	149
2010	2,210
Thereafter	602,922
$607,425

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(a) 2005 Senior Secured Notes

On February 8, 2005, the Company entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. On the closing date of the Company’s initial public offering, the Company drew $566.0 million against the term facility. In addition, on May 2, 2005, the Company drew $22.5 million of borrowings under the delayed draw term facility of the credit facility. The Company incurred approximately $10.4 million of debt issuance costs associated with entering into the credit facility and subsequent amendments thereto.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests:  a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.25:1. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with the Company’s affiliates. The credit facility restricts the Company’s ability to declare and pay dividends on its common stock as follows:

•       The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. “Available cash” is defined in the credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets and (ii) certain non-cash items excluded from Adjusted EBITDA and received in cash. “Adjusted EBITDA” is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

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

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of December 31, 2005, a letter of credit had been issued for $1.2 million.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

(b) 1998 Senior Secured Notes

On March 30, 1998, the Company closed a $315 million senior secured credit facility (the Credit Facility) which committed $75 million of term debt (tranche C) amortized over 9 years, $155 million of term debt (tranche B) amortized over 8 years, and $85 million of reducing revolving credit facility debt with a term of 6.5 years. On March 14, 2000, an additional $165 million reducing revolving credit facility with a term of 4.5 years was committed and made available to the Company under the Credit Facility. The Credit Facility required that the Company maintain certain financial covenants.

The credit facility was amended and restated as part of a refinancing completed on March 6, 2003. The amended and restated credit facility provides for, among other things, rescheduled amortization and an excess cash flow sweep with respect to the tranche C term facility. The amended and restated credit facility consisted of term loan facilities (consisting of tranche A loans and tranche C loans) in an aggregate principal amount of $156.4 million and a revolving credit facility in an aggregate principal amount of $70.0 million. All of the Company’s obligations under the credit facility were unconditionally and irrevocably guaranteed jointly and severally by four of its mid-tier subsidiaries. Outstanding debt under the amended and restated credit facility was secured by a first priority perfected security interest in all of the capital stock of certain of the Company’s subsidiaries.

On January 30, 2004, the Company amended its amended and restated credit facility to increase its revolving loan facility from $70.0 million to $85.0 million and its tranche A term loan facility from $30.0 million to $40.0 million. The Company used all of the additional borrowing under the tranche A term loan facility and a portion of the borrowings under the revolving loan facility to repay in full all of the indebtedness under the Carrier Services’ senior secured notes. There was no gain or loss on the extinguishment of this indebtedness.

The 1998 Senior Secured Notes were repaid in full in 2005 using proceeds from the Company’s initial public offering and borrowings under the 2005 Senior Secured Notes.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(c) Fixed Rate and Floating Rate Senior Subordinated Notes Issued in 1998

FairPoint issued $125.0 million aggregate principal amount of senior subordinated notes (the 1998 Fixed-Rate Notes) and $75.0 million of floating-rate notes (the 1998 Floating-Rate Notes) in 1998. The 1998 Fixed-Rate Notes bore interest at the rate of 9.5% per annum and the 1998 Floating Rate Notes bore interest at a rate per annum equal to LIBOR plus 418.75 basis points, in each case payable semiannually in arrears. The LIBOR rate on the 1998 Floating-Rate Notes was determined semiannually.

At December 31, 2004 the Company’s restricted covenants on its fixed-rate and floating-rate senior subordinated notes issued in 1998, its senior subordinated notes issued in 2000, and its senior notes issued in 2003 did not allow the Company to make any dividend payments.

The 1998 Fixed Rate Notes and the 1998 Floating-Rate Notes were repaid in full in 2005 using proceeds from the Company’s initial public offering and borrowings under the 2005 Senior Secured Notes.

(d) Senior Subordinated Notes Issued in 2000

FairPoint issued $200.0 million aggregate principal amount of senior subordinated notes (the 2000 Notes) in 2000. The 2000 Notes bore interest at the rate of 12.5% per annum, payable semiannually in arrears.

The 2000 Notes were repaid in full in 2005 using proceeds from the Company’s initial public offering and borrowings under the 2005 Senior Secured Notes.

(e) Senior Notes Issued in 2003

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

The 2003 Notes are general unsecured obligations of FairPoint, ranking pari passu in right of payment with all existing and future senior debt of FairPoint, including all obligations under the Company’s amended and restated credit facility, and senior in right of payment to all existing and future subordinated indebtedness of FairPoint.

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

Of the 2003 Notes, $223.0 million were repaid in 2005 using proceeds from the Company’s initial public offering and borrowings under the 2005 Senior Secured Notes.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(f) Other

In conjunction with the senior notes payable to the RTFC and the RTB and the first mortgage notes payable to the Rural Utilities Service, certain of the Company’s subsidiaries are subject to restrictive covenants limiting the amounts of dividends that may be paid. A portion of the RTFC notes, the full amount of the RTB notes and notes payable to the Rural Utilities Service were repaid in 2005 using proceeds from the Company’s initial public offering and borrowings under the 2005 Senior Secured Notes. The Company was in compliance with all of these covenants as of December 31, 2005.

The Company also has $0.4 million unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2005 and 2004.

(8)   Redeemable preferred stock

The Series A preferred stock was issued to the lenders in connection with the Carrier Services debt restructuring. The Series A preferred stock is nonvoting and is not convertible into common stock of the Company. The Series A preferred stock provides for the payment of dividends at a rate equal to 17.428% per annum. Dividends on the Series A preferred stock are payable, at the option of the Company, either in cash or in additional shares of Series A preferred stock. The Company has the option to redeem any outstanding Series A preferred stock at any time. The redemption price for such shares is payable in cash in an amount equal to $1,000 per share plus any accrued but unpaid dividends thereon (the Preference Amount). Under certain circumstances, the Company would be required to pay a premium of up to 6% of the Preference Amount in connection with the redemption of the Series A preferred stock. In addition, upon the occurrence of certain events such as (i) a merger, consolidation, sale, transfer, or disposition of at least 50% of the assets or business of the Company and its subsidiaries; (ii) a public offering of the Company’s common stock which yields in the aggregate at least $175.0 million; or (iii) the first anniversary of the maturity of the Company’s senior subordinated notes (which first anniversary will occur in May 2011), the Company would be required to redeem all outstanding shares of the Series A preferred stock at a price per share equal to the Preference Amount, unless prohibited by the Company’s credit facility or by the indentures governing its senior subordinated notes. In connection with the March refinancing, certain holders of the Series A preferred stock agreed to reduce the dividend rate payable on the shares they hold from 17.428% to 15% for the period from March 6, 2003 to March 6, 2005.

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

SFAS No. 150 requires the Company to classify as a long-term liability its Series A preferred stock and to classify dividends and accretion from the Series A preferred stock as interest expense. Such stock is

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

described as “Preferred Shares Subject to Mandatory Redemption” in the Balance Sheet as of December 31, 2004 and dividends and accretion on these shares are included in pretax income beginning July 1, 2003, whereas previously they were presented as a reduction to equity (a dividend) and, therefore, a reduction of net income available to common shareholders.

The initial carrying amount of the Series A preferred stock has been recorded at its fair value at the date of issuance ($78.4 million). The carrying amount is being increased by periodic accretions, using the interest method, so that the carrying amount will equal the mandatory redemption amount ($82.3 million) at the mandatory redemption date (May 2011). On March 6, 2003, in connection with the Company’s issuance of the 2003 Notes, the Company used a portion of these proceeds to repurchase $13.3 million aggregate liquidation preference of its Series A preferred stock at a 35% discount (together with accrued and unpaid dividends thereon). For the years ended December 31, 2005, 2004 and 2003, the Series A preferred stock has been increased by $0.2 million, $1.4 million and $1.4 million, respectively, to reflect the periodic accretions. The carrying amount of the Series A preferred stock has been further increased by $2.2 million, $18.8 million and $16.5 million in connection with dividends paid in kind on the outstanding shares of the Series A preferred stock for the years ended December 31, 2005, 2004 and 2003, respectively. Prior to the adoption of SFAS No. 150, additional paid-in capital has been decreased $8.9 million for the increases in the carrying balance of the Series A preferred stock for the period ended June 30, 2003. Upon the adoption of SFAS No. 150, pretax income has been decreased $2.4 million, $20.2 million and $9.0 million for the increases in the carrying balance of the Series A preferred stock for the years ended December 31, 2005 and 2004 and the period July 1, 2003 through December 31, 2003, respectively.

In February 2005, the Company repurchased all of the Company’s outstanding Series A preferred stock for $129.2 million. The Company recorded a loss of $9.9 million on the redemption.

(9)   Employee Benefit Plans

The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2005, 2004, and 2003, the Company matched 100% of each employee’s contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $1.3 million, $2.4 million, and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $26,000, $7,000, and $7,000 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005 and 2004, the NQDC Plan assets were $0.6 million and $0.6 million, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

these plans were $0.3 million, $0.2 million, and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively.

(10)   Income Taxes

Income tax benefit (expense) from continuing operations for the years ended December 31, 2005, 2004, and 2003 consists of the following components (in thousands):

	2005	2004	2003
Current:
Federal	$—	$—	$—
State	(1,128)	(543)	199
Total current income tax benefit (expense) from continuing operations	(1,128)	(543)	199
Investment tax credits	16	27	37
Deferred:
Federal	78,385	—	—
State	5,823	—	—
Total deferred income tax benefit (expense) from continuing operations	84,208	—	—
Total income tax benefit (expense) from continuing operations	$83,096	$(516)	$236

Income tax expense of $0.2 million has also been recognized associated with income from discontinued operations.

Total income tax benefit (expense) from continuing operations was different than that computed by applying U.S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 2005, 2004, and 2003. The reasons for the differences are presented below (in thousands):

	2005	2004	2003
Computed “expected” Federal tax benefit (expense) from continuing operations	$19,090	$8,104	$2,880
State income tax benefit (expense), net of
Federal income tax expense	167	(358)	131
Dividends and loss on redemption on preferred stock	(4,291)	(6,862)	(3,077)
Dividends received deduction	153	103	94
Rate change	1,585	—	—
Change in valuation allowance (Federal and state)	66,011	(1,858)	—
Other	381	355	208
Total income tax benefit (expense) from continuing operations	$83,096	$(516)	$236

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are presented below (in thousands):

	2005	2004
Deferred tax assets:
Federal and state tax loss carryforwards	$109,569	$91,929
Employee benefits	1,865	1,620
Self insurance reserves	1,389	968
Restructure charges and exit liabilities	493	458
Allowance for doubtful accounts	800	—
Alternative minimum tax and other state credits	1,857	2,218
Total gross deferred tax assets	115,973	97,193
Valuation allowance	—	(66,011)
Net deferred tax assets	115,973	31,182
Deferred tax liabilities:
Property, plant, and equipment, principally due to depreciation differences	11,996	11,527
Goodwill and other intangible assets	17,883	13,496
Change in fair market value of swaps	3,301
Basis in investments	6,443	6,159
Total gross deferred tax liabilities	39,623	31,182
Net deferred tax assets	$76,350	$—

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of $219.2 million prior to the expiration of the net operating loss carryforwards in 2025. Taxable losses for the years ended December 31, 2005 and 2004 were $(41.0) million and $(10.9) million, respectively. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences based on facts and circumstances known as of December 31, 2005.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

At December 31, 2005, the Company had federal and state net operating loss carryforwards of $291.9 million that will expire in 2019 to 2025. At December 31, 2005, the Company has alternative minimum tax credits of $1.4 million that may be carried forward indefinitely. The Company completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. As a result of such ownership change, there are specific limitations on the Company’s ability to use its net operating loss carryfowards and other tax attributes however, it is the Company’s belief that it can use the net operating losses even with these restrictions in place because of net unrealized built in gains.

(11)   Stockholders’ Equity

On February 8, 2005, the Company consummated its initial public offering of 25,000,000 shares of common stock, par value $.01 per share. At December 31, 2005, there were 35,021,335 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

On January 28, 2005, the board of directors approved a 5.2773714 for 1 reverse stock split of the Company’s common stock, which has been given retroactive effect in the accompanying financial statements. In connection with the Company’s initial public offering in February 2005, the Company reclassified all of its class A common stock and class C common stock on a one-for-one basis into a single class of common stock of which 200 million shares are authorized. After the stock split but prior to the issuance of any new shares in the offering, 9,451,719 shares of common stock were outstanding. All common stock issued and outstanding has a $0.01 par value.

At December 31, 2004, there were 8,643,000 shares of Class A voting stock outstanding. The Class A voting stock had a par value of $0.01 per shares and 44,757,000 shares were authorized. In addition, at December 31, 2004, there were 809,000 shares of Class C nonvoting, convertible stock outstanding. The Class C nonvoting, convertible stock had a par value of $0.01 per share and 2,615,000 shares were authorized.

(12)   Stock Option Plans

(a) Compensation Expense

For the twelve months ended December 31, 2005, 2004 and 2003, the Company, in total, has recorded stock-based compensation expense of $2.4 million, $49,000 and $15,000, respectively.

On October 1, 2004, the Company extended the exercise period on 18,013 options under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1995 Stock Option Plan (the 1995 Plan). The Company recognized a compensation charge of $0.3 million related to the modification of these options during 2004.

Certain principal shareholders of the Company granted stock appreciation rights to certain members of management. In connection with the stock appreciation rights, the Company recognized a benefit of $0.4 million in 2004 as the value associated with the stock appreciation rights declined. No additional charges were recognized in the year ended December 31, 2005 associated with stockholder appreciation rights. There were no adjustments to the stock appreciation rights in the year ended December 31, 2003, as the fair market value per share of the Company’s common stock remained flat during the year. All outstanding stock appreciation rights were settled by the Company in 2005.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(b) 1995 Stock Option Plan

In February 1995, the Company adopted the 1995 Plan. The 1995 Plan covers officers, directors, and employees of the Company. The Company was allowed to issue qualified or nonqualified stock options to purchase up to 215,410 shares of the Company’s Class A common stock to employees that would vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 161,596 shares at $1.32 per share. No options have been granted since 1995. Effective in February 2005, the Company may no longer grant awards under the 1995 Plan.

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

Stock option activity under the 1995 Plan is summarized as follows:

	2005	2004	2003
Outstanding at January 1:	112,265	112,265	112,265
Granted	—	—	—
Exercised	(94,252)	—	—
Forfeited	—	—	—
Outstanding at December 31	18,013	112,265	112,265
Exercisable at December 31, 2005	18,013
Stock options available to grant at
December 31, 2005	—

(c) MJD Communications, Inc. Stock Incentive Plan

In August 1998, the Company adopted FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan (the “1998 Plan”). The 1998 Plan provided for grants of up to 1,317,425 of nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the board of directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. Effective in February 2005, the Company may no longer grant awards under the 1998 Plan.

Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company’s common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will record compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. The initial

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

public offering of the Company’s common stock that occurred on February 8, 2005, as described in note 2, did not trigger exercisability of these options.

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

Stock option activity under the 1998 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price
Outstanding at December 31, 2002	839,672	$10.87
Granted	—	—
Exercised	—	—
Forfeited	(3,316)	9.02
Outstanding at December 31, 2003 and 2004	836,356	10.87
Granted	—	—
Exercised	(3,468)	17.31
Forfeited	—	—
Outstanding at December 31, 2005	832,888	$10.80
Stock options available to grant at December 31, 2005	—

	Options outstanding		Options exercisable
	Number		Number	Weighted
	outstanding at	Remaining	exercisable at	average
Exercise	December 31,	contractual	December 31,	exercise
price	2005	life (years)	2005	price
$9.02	756,332	2.60	—	$—
14.46	29,183	3.50	—	—
36.94	47,373	6.00	—	—
	832,888		—	$—

The weighted average remaining contractual life for the options outstanding at December 31, 2005 is 2.8 years.

(d) FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan

In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the 2000 Plan). The 2000 Plan provided for grants to members of management of up to 1,898,521 options to purchase Class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Plan to allow for the grant to members of management of up to 1,898,521 shares of restricted stock in addition to shares available for stock options. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and (ii) nonstatutory

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a nonstatutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Plan.

Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase Class A common stock at exercise prices not less than the market value of the Company’s Class A common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Subject to certain provisions, in the event of a change of control, the Company will cancel each option in exchange for a payment in cash of an amount equal to the excess, if any, of the highest price per share of Class A common stock offered in conjunction with any transaction resulting in a change of control over the exercise price for such option.

Restricted units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. In December 2003, 27,382 units were awarded with an aggregate value of $890,000. At December 31, 2004, 26,442 units remain outstanding as 940 units were forfeited in 2004. The Company recognized compensation expense of $178,000, $177,000 and $15,000 during 2005, 2004 and 2003, respectively, related to these awards and will recognize the balance of compensation expense over the remaining vesting period.

Stock option activity under the 2000 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price
Outstanding at December 31, 2002	231,331	$36.94
Granted	90,580	36.94
Exercised	—	—
Canceled or forfeited	(21,177)	36.94
Outstanding at December 31, 2003	300,734	36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	(60,096)	36.94
Outstanding at December 31, 2004	240,638	36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Outstanding at December 31, 2005	240,638	$36.94
Stock options available to grant at December 31, 2005	—

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The remaining contractual life for the options outstanding at December 31, 2005 was 6.9 years, and 191,104 options were exercisable.

The per share weighted average fair value of stock options granted under the 2000 Plan during 2003, was $8.39 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted average risk free interest rate of 4.26% in 2003 and an estimated option life of 10 years. Because the Company was nonpublic on the date of grant, no assumption as to the volatility of the stock price was made. No stock options were granted under the 2000 Plan during 2004 or 2005.

(e) 2005 Stock Incentive Plan

In February 2005, the Company adopted the 2005 Stock Incentive Plan. The 2005 Plan provided for the grant of up to 947,441 shares of restricted stock, restricted units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. At December 31, 2005, 467,654 shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Stock Incentive Plan.

As of December 31, 2005, the Company has granted 523,716 shares of restricted stock issued under the Company’s 2005 Stock Incentive Plan to certain employees. These shares vest over periods ranging from three to four years and certain of these shares pay current dividends. In connection with these grants, the Company recorded unearned compensation of $9.5 million, which has been reduced to $6.5 million as of December 31, 2005. During 2005, 53,687 shares of restricted stock were forfeited bringing the total number of restricted shares outstanding under the 2005 Stock Incentive Plan to 470,029 shares.

In the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of restricted stock or restricted units, at the recipient’s option, issued under the Company’s 2005 Stock Incentive Plan. The restricted stock and restricted units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date, commencing on July 1, 2005, and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of restricted stock with a total value at the grant date of approximately $30,000 and 7,480 restricted units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. An additional 408 restricted units were granted in the third and fourth quarters of 2005 in lieu of dividends on the restricted units.

(13)   Discontinued Operations and Restructure Charges

(a) Competitive Communications Business Operations

In November 2001, in connection with the sale of certain of certain assets of its competitive communications operations, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these results are presented as discontinued operations. The Company recognized a total charge of $95.3 million on the disposal of its competitive communications operations, including the $31.1 million loss on the sale of assets; $36.1 million for the write-off of the remaining operating assets, including property, plant, and equipment; and $28.1 million for expenses the Company estimated it would incur during the phase-out period, net of estimated revenue to be received from customers until they were transitioned to other

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

carriers. Estimated expense for the phase-out period included interest expense. Interest expense was allocated to discontinued operations based on the interest incurred by the Company under the Carrier Services’ credit facility and the two interest rate swaps related to this facility.

On May 2002, Carrier Services entered into an amended and restated credit facility with its lenders to restructure the obligations under its credit facility. In the restructuring, (i) Carrier Services paid certain of its lenders $5.0 million to satisfy $7.0 million of obligations under the credit facility, (ii) the lenders converted approximately $93.9 million of the loans under the credit facility into shares of FairPoint’s Series A preferred stock having a liquidation preference equal to the amount of such loans, and (iii) the remaining loans under the credit facility and certain swap obligations were converted into $27.9 million of new term loans.

As a result of this restructuring in 2002, the Company recorded a gain in discontinued operations of $17.5 million for the extinguishment of debt and settlement of its interest rate swap agreements. The gain represents the difference between the May 10, 2002 carrying value of $128.8 million of retired debt ($125.8 million) and related swap obligations ($3.0 million) and the sum of the aggregate value of the cash paid ($5.0 million) plus principal amount of new term loans ($27.9 million) plus the estimated fair value of the Company’s Series A preferred stock issued ($78.4 million).

During 2004 and 2003, the Company revised its assumptions on certain lease obligations related to the restructuring accrual and as a result, increased the obligation by $0.1 million in 2004 and reduced the obligation by $0.2 million in 2003. Also during 2004, accrued liabilities associated with the discontinued operations were re-evaluated, or settled for less than original estimates and as a result, these obligations were adjusted by $0.6 million.

In January 2006, the Company reached a settlement on certain lease obligations which reduced the remaining obligations related to discontinued operations. As a result, the Company reduced the obligation by $0.6 million to properly reflect the on-going obligations of the Company.

Assets and liabilities of discontinued operations of Carrier Services as of December 31, 2005 and 2004 follows (in thousands):

	2005	2004
Accounts receivable	$90	$102
Current assets of discontinued operations	$90	$102
Accrued liabilities	$(1,133)	$(1,141)
Restructuring accrual	(1,312)	(1,071)
Accrued property taxes	(50)	(50)
Current liabilities of discontinued operations	$(2,495)	$(2,262)
Restructuring accrual	$—	$(1,580)
Long-term liabilities of discontinued operations	$—	$(1,580)

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Selected information relating to the restructuring charge follows (in thousands):

Equipment,
occupancy,
and other
lease
terminations
Restructuring accrual as of December 31, 2002	$7,182
Adjustments from initial estimated charges	(246)
Cash payments	(1,683)
Restructuring accrual as of December 31, 2003	5,253
Adjustments from initial estimated charges	80
Cash payments	(2,682)
Restructuring accrual as of December 31, 2004	2,651
Adjustments from initial estimated charges	(600)
Cash payments	(739)
Restructuring accrual as of December 31, 2005	$1,312

(b) Rural Local Exchange Carrier Operations

On September 30, 2003, the Company completed the sale of all of the capital stock owned by Services of Union Telephone Company of Hartford, Armour Independent Telephone Co., WMW Cable TV Co., and Kadoka Telephone Co. to Golden West Telephone Properties, Inc. (Golden West). The sale was completed in accordance with the terms of the purchase agreement, dated as of May 9, 2003, with Golden West. The Company received $24.2 million in sales proceeds. The South Dakota properties were geographically isolated from other Company properties making it increasingly difficult to realize additional operating efficiencies. These properties were adjacent to Golden West’s operations and offered Golden West numerous operational synergies. The proceeds from this divestiture were used to fund acquisitions completed in 2003. The operations of these companies are presented as discontinued operations.

Income from the South Dakota divestiture operations consists of the following (in thousands):

Nine months
ended
September 30,
2003
Revenue	$4,028
Income from discontinued operations	1,929

The Company recorded a gain on disposal of the South Dakota companies of $7.7 million.

(14)   Related Party Transactions

The Company had entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provided certain consulting and advisory services related, but not limited to, equity financings and strategic planning. In 2005, the Company paid approximately $0.1 million related to these agreements. These agreements were cancelled on February 8, 2005. The Company paid $1.0 million for each of the years ended December 31, 2004 and 2003 in such fees to the equity investors and this expense was classified within operating expenses. The agreements also provided that the Company reimburse the equity investors for travel relating to the Company’s board of directors meetings. The

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company reimbursed the equity investors $123,000 and $21,000 for the years ended December 31, 2004 and 2003, respectively, for travel and related expenses. In connection with our initial public offering, we terminated these agreements and paid a transaction fee of $8.4 million to one of these equity advisors.

In 2004, a law firm in which a partner of such law firm was a director of the Company through February 8, 2005. In 2005, no fees were paid by the Company to this law firm prior to February 8, 2005. Total fees paid to this law firm in 2005 were $1.4 million. In 2004, the law firm was paid $3.5 million, of which $0.1 million was for general counsel services and $3.4 million was for services related to financing and equity offering costs. In 2003, this same law firm was paid $1.3 million, of which $0.4 million was for general counsel services and $0.9 million was for services related to financings.

A law firm, in which a partner of such law firm is the husband of an executive officer, was paid $303,000, $4,000 and $127,000 for the years ended December 31, 2005, 2004, and 2003, respectively, for legal services and expenses.

All payments made by the Company for general services and unsuccessful acquisition bids are classified within operating expenses on the consolidated statements of operations. All payments made for services related to financings have been recorded as debt or equity issue costs. All payments made for services related to successful acquisition bids have been capitalized as direct costs of the acquisitions. All services related to the restructure and discontinuance of the competitive communications operations have been classified in discontinued operations.

On July 31, 2003, the Company loaned $1.0 million to two employees that are the former owners of Fremont. These loans were settled on January 2, 2005.

(15)   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except per share data)
2005:
Revenue	$61,665	65,206	66,038	69,934
Income from continuing operations	11,042	5,603	4,189	7,716
Net income	11,042	5,603	4,189	8,096
Basic and diluted earnings per share from continuing operations	0.46	0.16	0.12	0.22
Basic and diluted earnings per share	0.46	0.16	0.12	0.23
2004:
Revenue	$60,985	62,416	65,437	63,807
Loss from continuing operations	(4,608)	(4,765)	(4,225)	(10,755)
Net loss	(4,608)	(4,094)	(4,225)	(10,755)
Basic and diluted loss from continuing operations per share	(0.49)	(0.50)	(0.45)	(1.13)
Basic and diluted loss per share	(0.49)	(0.43)	(0.45)	(1.13)

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In connection with the Company’s initial public offering in February 2005, the Company recognized, in the first quarter of 2005, non-operating losses of $86.2 million related to fees and penalties paid on the redemption of its Series A preferred stock and the write-off of unamortized debt issuance costs. Also in connection with the offering, the Company repaid portions of its previously outstanding debt and therefore, interest expense was significantly reduced in the first quarter of 2005. In addition, the Company recorded an income tax benefit of $66.0 million in the first quarter of 2005 due to the reversal of its valuation allowance.

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

(b) Investments

Investments classified as trading securities are carried at their fair value, which was approximately $0.6 million at December 31, 2005 and 2004, respectively. (see note 6 and note 9)

At December 31, 2005, the Company had cost method investments with a carrying value of $33.1 million. The Company did not estimate the fair value of these investments as to do so would involve significant judgment and a value could not be determined with any degree of accuracy.

(c) Long-term Debt

The fair value of the Company’s publicly registered long-term debt is stated at quoted market prices. The fair value of the Company’s remaining long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2005 and 2004, the Company had long-term debt with a carrying value of $607.4 million and $810.4 million, respectively, and estimated fair values of $608.3 million and $865.2 million, respectively.

(d) Redeemable preferred stock

The fair value of the Company’s redeemable preferred stock is estimated utilizing a cash flow analysis at a discount rate equal to rates available for debt with terms similar to the preferred stock. At December 31, 2004 the Company’s carrying value of its redeemable preferred stock was $116.9 million and estimated fair value was $126.8 million.

(e) Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(17)   Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. A substantial portion of revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 26.7%, 25.7%, and 26.3% of the Company’s total revenues from continuing operations for the years ended December 31, 2005, 2004, and 2003, respectively.

(18)   Revenue Settlements

Certain of the Company’s telephone subsidiaries participate in revenue-sharing arrangements with other telephone companies for interstate revenue-sharing arrangements and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdiction and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company’s estimates. The Company recognized $3.3 million, $3.1 million, and $3.0 million of revenue for settlements and adjustments related to prior years during 2005, 2004, and 2003, respectively.

(19)   Commitments and Contingencies

(a) Operating Leases

Future minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

	Continuing	Discontinued
	operations	operations
Year ending December 31:
2006	$1,143	$1,196
2007	1,076	—
2008	1,029	—
2009	887	—
2010	444	—
Thereafter	2,313	—
Total minimum lease payments	$6,892	1,196
Less estimated rentals to be received under subleases		—
Estimated minimum lease payments included in liabilities of discontinued operations		$1,196

In January 2006, the Company reached an agreement to amend the remaining lease related to its discontinued operations; therefore, as of January 2006, there are no longer any sublease arrangements in place. Total rent expense from continuing operations was $3.5 million, $3.2 million, and $3.1 million in 2005, 2004, and 2003, respectively.

The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(b) Legal Proceedings

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate’s Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. The Company believes that this action is without merit and intends to continue to defend the litigation vigorously.

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, that management believes would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed as of the period covered by this Annual Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.

There have been no changes in our “internal controls over financial reporting” (as defined in Rule 3a-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting. In response to the Sarbanes-Oxley Act, we are continuing a comprehensive review of our disclosure controls and procedures and will improve such controls and procedures as necessary to assure their effectiveness.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2005 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2005 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(a) and 403 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2005 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2005 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2005 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Financial Statements

The financial statements filed as part of this Annual Report are listed in the index to the financial statements under “Item 8. Independent Auditors’ Reports and Consolidated Financial Statements,” which index to the financial statements is incorporated herein by reference. In addition, certain financial statements of equity method investments owned by the Company are included as exhibit 99.1 to this Annual Report.

(b)          Exhibits

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

FAIRPOINT COMMUNICATIONS, INC.
Date: March 13, 2006	By:	/s/ EUGENE B. JOHNSON
		Name:	Eugene B. Johnson
		Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ EUGENE B. JOHNSON	Chairman of the Board of Directors and	March 13, 2006
Eugene B. Johnson	Chief Executive Officer (Principal Executive
Officer)
/s/ JOHN P. CROWLEY	Executive Vice President and Chief	March 13, 2006
John P. Crowley	Financial Officer (Principal Financial Officer)
/s/ LISA R. HOOD	Senior Vice President and Controller	March 13, 2006
Lisa R. Hood	(Principal Accounting Officer)
/s/ FRANK K. BYNUM, JR.	Director	March 13, 2006
Frank K. Bynum, Jr.
/s/ PATRICIA GARRISON-CORBIN	Director	March 13, 2006
Patricia Garrison-Corbin
/s/ DAVID L. HAUSER	Director	March 13, 2006
David L. Hauser
/s/ ROBERT S. LILIEN	Director	March 13, 2006
Robert S. Lilien
/s/ CLAUDE C. LILLY	Director	March 13, 2006
Claude C. Lilly
/s/ KENT R. WELDON	Director	March 13, 2006
Kent R. Weldon

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
2.3	Asset Purchase Agreement, dated as of December 14, 2005, by and among FairPoint, Local Exchange Company LLC, Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc.*
2.4

Stock Purchase Agreement, dated February 17, 2006, by and among Southern Illinois Cellular Corp. and Crosslink Wireless, Inc., Egyptian Communication Services, Inc., Hamilton County Communications, Inc., HTC Holding Co., MJD Services Corp., Shawnee Communications, Inc. and Wabash Independent Networks, Inc. and Alltel Communications, Inc.*

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

10.6	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.7	Form of Swingline Note.(3)
10.8	Form of RF Note.(3)
10.9	Form of B Term Note.(3)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(7)
10.11	Nominating Agreement, dated as of February 8, 2005.(3)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.13	Employment Agreement, dated as of December 31, 2002, by and between FairPoint and Eugene B. Johnson.(4)
10.14	Letter Agreement, dated as of October 1, 2004, by and between FairPoint and Eugene B. Johnson.(8)
10.15	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(9)
10.16	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(10)
10.17	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.18	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.19	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(12)
10.20	FairPoint 1995 Stock Option Plan.(13)
10.21	FairPoint Amended and Restated 1998 Stock Incentive Plan.(13)
10.22	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(10)
10.23	FairPoint 2005 Stock Incentive Plan.(3)
10.24	FairPoint Annual Incentive Plan.(3)
10.25	Form of Restricted Stock Agreement.(8)
10.26	Form of Director Restricted Stock Agreement.(14)
10.27	Restricted Stock Agreement, dated as of September 21, 2005, by and between FairPoint and John P. Crowley.(15)
10.28	Form of Director Restricted Unit Agreement.(14)
14.1	FairPoint Code of Business Conduct and Ethics.*
14.2	FairPoint Code of Ethics for Financial Professionals.(11)

21	Subsidiaries of FairPoint.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Audited financial statements for the Orange County-Poughkeepsie Limited Partnership for the years ended December 31, 2005, 2004 and 2003.*

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

(11)   Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(12)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 24, 2005.

(13)   Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(14)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(15)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.