Form 10-Q
period 2006-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2006-05-09
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 2, 2006, there were 35,037,035 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$9,655	$5,083
Accounts receivable, net	29,740	34,985
Other	12,412	9,200
Deferred income tax, net	26,800	29,190
Assets of discontinued operations	—	90
Total current assets	78,607	78,548
Property, plant, and equipment, net	233,023	242,617
Investments	38,228	39,808
Goodwill	481,343	481,343
Deferred income tax, net	44,264	47,160
Deferred charges and other assets	21,507	18,663
Total assets	$896,972	$908,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,267	$12,030
Dividends payable	13,817	13,789
Current portion of long-term debt	685	677
Demand notes payable	336	338
Accrued interest payable	141	288
Other accrued liabilities	16,171	20,808
Liabilities of discontinued operations	2,543	2,495
Total current liabilities	43,960	50,425
Long-term liabilities:
Long-term debt, net of current portion	604,805	606,748
Deferred credits and other long-term liabilities	5,410	4,108
Total long-term liabilities	610,215	610,856
Minority interest	10	10
Stockholders’ equity:
Common stock	351	350
Additional paid-in capital	570,500	590,131
Unearned compensation	—	(6,475)
Accumulated deficit	(336,915)	(342,635)
Accumulated other comprehensive income, net	8,851	5,477
Total stockholders’ equity	242,787	246,848
Total liabilities and stockholders’ equity	$896,972	$908,139

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Revenues	$64,791	$61,665
Operating expenses:
Operating expenses, excluding depreciation and amortization	35,605	32,443
Depreciation and amortization	13,635	13,010
Total operating expenses	49,240	45,453
Income from operations	15,551	16,212
Other income (expense):
Net loss on sale of investments and other assets	(52)	(178)
Interest and dividend income	340	552
Interest expense	(9,753)	(16,970)
Equity in net earnings of investees	3,286	2,656
Other nonoperating, net	—	(86,164)
Total other expense	(6,179)	(100,104)
Income (loss) before income taxes	9,372	(83,892)
Income tax (expense) benefit	(3,652)	94,934
Net income	$5,720	$11,042
Weighted average shares outstanding:
Basic	34,552	23,913
Diluted	34,647	24,006
Earnings per share:
Basic	$0.17	$0.46
Diluted	$0.17	$0.46

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net income	$5,720	$11,042
Other comprehensive income:
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $2.0 million as of the three months ended March 31, 2006 and net of tax expense of $2.2 million for the three months ended March 31, 2005	3,374	3,713
Comprehensive income	$9,094	$14,755

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,720	$11,042
Adjustments to reconcile net income to net cash provided by (used in) operating activities of continuing operations:
Dividends and accretion on shares subject to mandatory redemption	—	2,362
Loss on preferred stock subject to mandatory redemption	—	9,899
Deferred income taxes	3,253	(95,694)
Amortization of debt issue costs	444	711
Depreciation and amortization	13,635	13,010
Loss on early retirement of debt	—	76,265
Income from equity method investments	(3,286)	(2,656)
Other non cash items	387	575
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	4,293	2,742
Accounts payable and accrued expenses	(3,262)	(19,028)
Income taxes	(221)	(666)
Other assets/liabilities	(47)	14
Total adjustments	15,196	(12,466)
Net cash provided by (used in) operating activities of continuing operations	20,916	(1,424)
Cash flows from investing activities of continuing operations:
Net capital additions	(5,944)	(4,660)
Distributions from investments	3,430	2,240
Net proceeds from sales of investments and other assets	1,746	175
Other, net	(36)	(181)
Net cash used in investing activities of continuing operations	(804)	(2,426)
Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	—	432,092
Debt issue and offering costs	—	(7,488)
Proceeds from issuance of long-term debt	13,850	573,409
Repayments of long-term debt	(15,787)	(793,690)
Repurchase of preferred and common stock	—	(129,278)
Payment of fees and penalties associated with early retirement of long term debt	—	(59,754)
Payment of deferred transaction fee	—	(8,445)
Proceeds from exercise of stock options	24	184
Dividends paid to common stockholders	(13,765)	—
Net cash provided by (used in) financing activities of continuing operations	(15,678)	7,030
Cash flows of discontinued operations:
Operating cash flows, net provided by (used in)	138	(283)
Net increase in cash	4,572	2,897
Cash, beginning of period	5,083	3,595
Cash, end of period	$9,655	$6,492

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1)   Organization and Basis of Financial Reporting

The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint’s results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2)   Initial Public Offering and Other Transactions

(a)   General

On February 8, 2005, the Company consummated an initial public offering, or the initial public offering, of 25,000,000 shares of its common stock, par value $0.01 per share, or common stock, at a price to the public of $18.50 per share.

In connection with the offering, the Company entered into a new senior secured credit facility, or the credit facility, with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent. The credit facility is comprised of a revolving facility in an aggregate principal amount of $100 million (less amounts reserved for letters of credit) and a term facility in an aggregate principal amount of $588.5 million (including a $22.5 million delayed draw facility). The revolving facility has a six year maturity and the term facility has a seven year maturity. In addition, in 2006 the Company recorded a $77.8 million loss on early retirement of debt and a $9.9 million loss on redemption of series A preferred stock in connection with the offering. With respect to the $77.8 million loss on early retirement of debt, $16.8 million was recorded for the write-off of existing debt issuance costs and the remaining $61.0 million was fees and penalties.

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

On March 15, 2006, the Company declared a dividend totaling $13.8 million, or $0.39781 per share of common stock, which was paid on April 18, 2006 to holders of record as of March 31, 2006. In 2006, the Company has paid dividends totaling $13.8 million, or $0.39781 per share of common stock.

(3)   Income Taxes

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

For the three months ended March 31, 2006, the Company recorded income tax expense of $3.7 million, resulting in an effective rate of 39.0%. Exclusive of unusual items affecting the tax rate, the Company’s effective annual tax rate is estimated at 38.6% for 2006 as compared to 39.1% as of March 31, 2005. For the three months ended March 31, 2005, the Company recorded an income tax benefit of $94.9 million. The income tax benefit and effective tax rate for the three months ended March 31, 2005 were primarily impacted by unusual items occurring in the quarter. Income tax benefits of $28.0 million were recognized due to the taxable loss in the first quarter of 2005 resulting from the extinguishment of debt. In addition, for the three months ended March 31, 2005, the Company recognized income tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from the Company’s expectation of generating future taxable income following the recapitalization.

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

(4)   Stock-Based Compensation

Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). As a result of this adoption, amounts previously included in stockholders’ equity as unearned compensation are included in additional paid-in capital as of March 31, 2006. At March 31, 2006, the Company had $7.1 million of total unrecognized compensation cost related to non-vested shares-based payment arrangements granted under the Company’s four stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.6 years. These stock-based compensation plans are described below. As shares are issued in connection with any of these plans, they will be issued using newly registered shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	Three months ended March 31,
	2006	2005
Amounts charged against income, before income tax benefit	$614	$407
Amount of related income tax benefit recognized in income	(231)	(153)
Total net income impact	$383	$254

(a)   1995 Stock Incentive Plan

In February 1995, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1995 Stock Incentive Plan (the 1995 Plan). The 1995 Plan covers officers, directors, and employees of the Company. The Company was allowed to issue qualified or nonqualified stock options to purchase up to 215,410 shares of the Company’s Class A common stock to employees that would vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 161,596 shares at $1.32 per share. No options have been granted since 1995. Effective in February 2005, the Company may no longer grant awards under the 1995 Plan. As of January 1, 2006, only 18,013 options remained outstanding, the life of these options had previously been extended to May 21, 2008. In March 2006 the remaining 18,013 options outstanding were exercised. The intrinsic value of these options on the date of exercise was $230,000, the cash received was $24,000 and the tax benefit was $87,000.

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted during 1995 was $0.69 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made.

(b)   1998 Stock Incentive Plan

In August 1998, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan (the 1998 Plan). The 1998 Plan provided for grants of up to 1,317,425 of nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the board of directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. In the event of a change in control, outstanding options will vest immediately. Effective in February 2005, the Company may no longer grant awards under the 1998 Plan.

Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company’s common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will record compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. The initial public offering of the Company’s common stock that occurred on February 8, 2005 did not trigger exercisability of these options. Upon termination of a plan participant’s employment with the Company, the Company may repurchase all or any portion of the vested options for a cash payment equal to the excess of the fair market value of the shares over the option exercise price. The Company has not previously exercised this right and doesn’t currently have any intend to exercise this right in the future.

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 1998 Plan during 2000 was $58.95 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made. As of March 31, 2006 and December 31, 2005, options to purchase 832,888 shares of common stock were outstanding with a weighted average exercise price of $10.80.

The following table presents the weighted average price and contractual life information about the various option groups outstanding at March 31, 2006.

Options outstanding				Options exercisable
	Number			Number
	outstanding at	Remaining	Aggregate	exercisable at
Exercise	March 31,	contractual	Intrinsic	March 31,
price	2006	life	Value	2006
		(years)	(in thousands)
$9.02	756,332	2.35	$ 3,630	—
14.46	29,183	3.25	—	—
36.94	47,373	5.75	—	—
	832,888		$ 3,630	—

The weighted average remaining contractual life for the options outstanding at March 31, 2006 is 2.6 years. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $13.82 on March 31, 2006.

(c)   2000 Employee Stock Incentive Plan

In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the 2000 Plan). The 2000 Plan provided for grants to members of management of up to 1,898,521 options to purchase Class A common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Plan to allow for the grant to members of management of up to 1,898,521 shares of stock units in addition to shares available for stock options. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and (ii) non–statutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a non-statutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Plan.

Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase Class A common stock at exercise prices not less than the market value of the Company’s Class A common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company can cancel each option in exchange for a payment in cash of an amount equal to the excess of the fair market value of the shares over the exercise price for such option. The Company has not previously exercised this right and doesn’t currently have any intend to exercise this right in the future.

The 2000 Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Company is accounting for these awards under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 2000 Plan during 2003, was $8.39 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yields, a weighted average risk free interest rate of 4.26% in 2003 and an estimated option life of 10 years. Because the Company was not public on the date of grant, no assumption as to the volatility of the stock price was made.

As of March 31, 2006 and December 31, 2005, there were 240,638 options outstanding under the 2000 Plan with a weighted average exercise price of $36.94 and remaining contractual life of 6.6 years. As of March 31, 2006, 218,937 options with a remaining contractual life of 6.5 years were exercisable with a weighted average exercise price of $36.94. Based upon the fair market value of the stock as of March 31, 2006 of $13.82, these options do not have any intrinsic value.

As of March 31, 2006, there were 26,442 stock units outstanding with a weighted average grant date fair value per share of $32.51. None of these awards were vested as of March 31, 2006 or December 31, 2005.

(d)   2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. At March 31, 2006, 423,503 shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Plan.

As of March 31, 2006, the Company has granted 573,716 shares of non-vested stock issued under the Company’s 2005 Plan to certain employees. These shares vest over periods ranging from three to four years and certain of these shares pay current dividends. In March 2006, the board of directors approved the grant of an additional 100,000 shares to the Company’s chief executive officer. These shares will be granted under the 2005 Plan, or a replacement plan approved by the Company’s shareholders, in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008. These shares are considered to have been granted in March 2006 under SFAS 123(R) at a grant date fair value of $14.02 per share.

In the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date, commencing on July 1, 2005, and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 7,480 stock units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. As of March 31, 2006, an additional 672 stock units were granted in lieu of dividends on the stock units. In addition, in February 2006, 467 stock units were granted to a newly appointed non-employee director. These stock units vest on April 1, 2006.

The fair value of the awards is calculated as the fair market value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective method for the awards under the 2005 Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company is required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

The following table presents information regarding non-vested stock granted to employees under the 2005 Plan for the first quarter of 2006:

		Weighted
		average grant
	Shares	date fair value
	outstanding	per share
Non-vested stock
Non-vested at January 1, 2006	470,029	$18.13
Granted	50,000	14.02
Vested	—	—
Forfeited	(6,316)	18.50
Non-vested at March 31, 2006	513,713	17.72

(5)   Discontinued Operations and Restructure Charges

In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, FairPoint Carrier Services, Inc., or Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these operating results are presented as discontinued operations.

Net liabilities of discontinued competitive communications operations as of March 31, 2006 and December 31, 2005 were $2.5 million and $2.4 million, respectively. The remaining restructuring accrual at March 31, 2006 was $1.4 million, and is primarily associated with remaining equipment and lease obligations.

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

On February 8, 2005, the Company entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of its variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, the Company entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.69%, plus a 2.0% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of its variable rate interest exposure to a fixed rate of 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012. As a result of these swap agreements, as of March 31, 2006, approximately 82% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three months ended March 31, 2006. At March 31, 2006, the fair market value of these swaps was approximately $14.2 million and has been recorded, net of tax of $5.3 million, as an increase in comprehensive income. Of the $14.2 million, $5.2 million has been included in other current assets and $9.0 million has been included in other long-term assets.

(7)   Investments

The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows (in thousands):

	December 31, 2005	September 30, 2005
Current assets	$9,812	$13,432
Property, plant and equipment, net	37,516	36,786
Total assets	$47,328	$50,218
Current liabilities	$432	$298
Partners’ capital	46,896	49,920
	$47,328	$50,218

	Three months ended December 31,
	2005	2004
Revenues	$50,225	$40,881
Operating income	40,683	33,511
Net income	40,976	33,774

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

(8)   Long Term Debt

Long term debt at March 31, 2006 and December 31, 2005 is shown below:

	March 31, 2006	December 31, 2005
	(In thousands)
Senior secured notes (credit facility), variable rates ranging from 6.32% to 8.43% (weighted average rate of 6.34%) at March 31, 2006, due 2011 to 2012	$600,500	$602,275
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	2,940	3,100
Total outstanding long-term debt	605,490	607,425
Less current portion	(685)	(677)
Total long-term debt, net of current portion	$604,805	$606,748

The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2006 are as follows (in thousands):

Year ending March 31,
2007	$685
2008	723
2009	623
2010	140
2011	14,213
Thereafter	589,106
$605,490

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

The credit facility requires certain mandatory prepayments, including first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the revolving facility and/or to reduce revolving facility commitments with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets (subject to certain reinvestment election provisions and excluded assets sales), 100% of net casualty insurance proceeds and 100% of the net cash proceeds the Company receives from the issuance of permitted securities and, at certain times if the Company is not permitted to pay dividends, with 50% of the increase in the Company’s Cumulative Distributable Cash (as defined in the credit facility) during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million.

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

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of March 31, 2006, a letter of credit had been issued for $1.3 million.

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

(9)   Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. For the three months ended March 31, 2006 and March 31, 2005, diluted weighted average shares of common stock outstanding included 94,739 and 93,183 shares, respectively, associated with outstanding stock options and non-vested stock and stock units.

The number of potential shares of common stock excluded from the calculation of diluted net income per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Three months ended March 31,
	2006	2005
Contingent stock options	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	241	241
Non-vested stock	541	474
Stock units	28	26
Total	1,643	1,574

(10)   Subsequent Event

On August 4, 2005, the Board of Directors of the Rural Telephone Bank, or RTB, approved the liquidation and dissolution of the RTB. As part of such liquidation and dissolution, all RTB loans were to be transferred to the Rural Utilities Service and all shares of the RTB’s Class A Stock, Class B Stock and Class C Stock were to be redeemed at par value. The Company had no outstanding loans with the RTB but owned 2,477,493 shares of Class B Stock and 24,380 shares of Class C Stock. This liquidation was completed in April 2006, and as a result, the Company received proceeds of $26.9 million from the RTB. The Company will record a gain on this investment of approximately $4.1 million in the second quarter of 2006.

On May 1, 2006, the Company received proceeds of $16.9 million from the sale of its investment in Southern Illinois Cellular Corp. The Company will record a gain on this investment of approximately $12.4 million in the second quarter of 2006. In addition to the $16.9 million in proceeds received on May 1, 2006, approximately $2.6 million will be held in escrow and the Company will not record the gain on this portion of the transaction until the proceeds are received.

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

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries. The discussion should be read in conjunction with FairPoint’s Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Overview

We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 290,682 access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modems) in service as of March 31, 2006.

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

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced limited wireline competition and limited voice competition from cable providers. However, if competition were to increase, the originating and terminating access revenues we receive may be reduced as a result of wireless, voice over internet protocol, or VOIP, or other new technology utilization. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

•       Interstate access revenue.   These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission. These revenues also include Universal Service Fund payments for local switching support, long term support and interstate common line support.

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues		% of Revenues
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
Revenue Source
Local calling services	$16,282	$15,617	25%	25%
Universal Service Fund high cost loop	4,819	4,796	8%	8%
Interstate access revenues	17,636	16,880	27%	27%
Intrastate access revenues	8,977	10,083	14%	16%
Long distance services	5,399	4,682	8%	8%
Data and Internet services	6,683	5,592	10%	9%
Other services	4,995	4,015	8%	7%
Total	$64,791	$61,665	100%	100%

Operating Expenses

Our operating expenses are categorized as operating expenses and depreciation and amortization.

•       Operating expenses include cash expenses incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional bell operating companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration. Also included in operating expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested stock granted to our executive officers and directors.

•       Depreciation and amortization includes depreciation of our communications network and equipment.

Acquisitions

We intend to continue to pursue selective acquisitions:

•       On January 25, 2006, we agreed to purchase the assets of Cass County Telephone Company Limited Partnership, or Cass County Telephone, for approximately $33.0 million in cash, subject to adjustment. Cass County Telephone serves approximately 8,600 access line equivalents in Missouri and Kansas. This acquisition is expected to close in the middle of 2006 after regulatory approvals.

•       On May 2, 2005, we completed the acquisition of Berkshire Telephone Corporation, or Berkshire, for a purchase price of approximately $20.3 million (or $16.4 million net of cash acquired). Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents, as of the date of acquisition, serving five communities in New York State. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries.

•       On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired), subject to adjustment. Bentleyville, which had approximately 3,600 access line equivalents at the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania.

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

Results of Operations

The following tables set forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

	Three months ended March 31,		Three months ended March 31,
	2006	% of revenue	2005	% of revenue
Revenues	$64,791	100.0%	$61,665	100.0%
Operating expenses	35,605	55.0%	32,443	52.6%
Depreciation and amortization	13,635	21.0%	13,010	21.1%
Total operating expenses	49,240	76.0%	45,453	73.7%
Income from operations	15,551	24.0%	16,212	26.3%
Net loss on sale of investments and other assets	(52)	(0.0)%	(178)	(0.3)%
Interest and dividend income	340	0.5%	552	0.9%
Interest expense	(9,753)	(15.1)%	(16,970)	(27.5)%
Equity in net earnings of investees	3,286	5.1%	2,656	4.3%
Other non-operating, net	—	—	(86,164)	(139.7)%
Total other expense	(6,179)	(9.5)%	(100,104)	(162.3)%
Income (loss) before income taxes	9,372	14.5%	(83,892)	(136.0)%
Income tax benefit (expense)	(3,652)	(5.6)%	94,934	153.9%
Net income	$5,720	8.8%	$11,042	17.9%

Revenues

Revenues.   Revenues increased $3.1 million to $64.8 million in 2006 compared to $61.7 million in 2005. Of this increase, $2.5 million was attributable to the Berkshire and Bentleyville acquisitions in 2005 and $0.6 million was attributable to our existing operations. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $0.7 million to $16.3 million in 2006 compared to $15.6 million in 2005. Excluding the impact of acquired operations, local calling service revenues increased $0.2 million compared to the first quarter of 2005. The primary driver of this increase is an increase in wireless interconnection revenue. Voice access lines, including lines acquired, increased 1.0% from the first quarter of 2005 but decreased sequentially from the fourth quarter of 2005 by 0.9%. Voice access lines, excluding acquired lines, decreased 1.3% from the first quarter of 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts remained flat at $4.8 million in the first quarter of 2006 and 2005.

Interstate access revenues.   Interstate access revenues were $17.6 million for the three months ended March 31, 2006 compared to $16.9 million for the three months ended March 31, 2005. Excluding the impact of acquired companies, interstate access revenues increased $0.2 million compared to 2005.

Intrastate access revenues.   Intrastate access revenues decreased $1.1 million from $10.1 million in 2005 to $9.0 million in 2006. Excluding the impact of acquired companies, intrastate access revenues decreased $1.5 million compared to 2005. Intrastate access revenue declined primarily due to a decrease in access rates and a decrease in minutes of use compared to the first quarter of 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate revenues are expected to continue to decline as we expect minutes of use to continue to decline.

Long distance services.   Long distance services revenues increased $0.7 million from $4.7 million in 2005 to $5.4 million in 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of March 31, 2006 was 45.2% of voice access lines as compared to 40.9% as of March 31, 2005.

Data and Internet services.   Data and internet services revenues increased $1.1 million to $6.7 million in 2006 compared to 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 36,917 as of March 31, 2005 to 49,145 as of March 31, 2006 and represents a 20.3% penetration of voice access lines.

Other services.   Other revenues increased from $4.0 million in 2005 to $5.0 million in 2006. Excluding the impact of acquired companies, other revenues increased $0.4 million compared to 2005. This increase is principally driven by an increase in directory revenues in 2006.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $3.2 million to $35.6 million in 2006 from $32.4 million in 2005. Approximately $1.4 million of this increase is related to operating expenses of the companies acquired during 2005. In addition, this increase is primarily driven by an increase in audit and tax related expenses of $0.5 million, an increase in legal expenses of $0.2 million and an increase in billing expenses of $0.5 million. Also in the first quarter of 2005, employee benefits expenses were reduced by $0.7 million related to an adjustment to the Company’s estimated health insurance reserves. Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. For the three months ended March 31, 2006 and 2005, stock based compensation expenses totaled $0.6 million and $0.4 million.

Depreciation and amortization.   Depreciation and amortization expense increased $0.6 million to $13.6 million in 2006.

Income from operations.   Income from operations decreased $0.7 million to $15.6 million in 2006. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues. In addition to the increase in unregulated products, we experienced declines in intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other expense decreased $93.9 million to $6.2 million in 2006 from $100.1 million in 2005. Interest expense decreased $7.2 million to $9.8 million in 2006, mainly attributable to the initial public offering and related transactions in 2005 which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which eliminated dividends and accretion on our series A preferred stock for the three months ended March 31, 2006, which under Statement of Financial Accounting Standards No. 150, or SFAS No. 150, were being reported as interest expense. Also, in 2005, in connection with the initial public offering, we repurchased our series A preferred stock and repaid our old credit facility and repurchased or redeemed substantially all of our high yield debt which resulted in significant charges of $86.2 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax (expense) benefit.   Income tax expense of $3.7 million was recorded for the three months ended March 31, 2006, resulting in an effective rate of 39.0%. Exclusive of unusual items affecting the tax rate, our effective annual tax rate is estimated at 38.6% for 2006 as compared to 39.1% as of March 31, 2005. The income tax benefit and effective tax rate for the three months ended March 31, 2005 were primarily impacted by unusual items occurring in the quarter. Income tax benefits of $28.0 million were recognized due to the taxable loss in the quarter resulting from the extinguishment of debt. In addition, we recognized income tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the initial public offering and related transactions. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

Net income.   Net income was $5.7 million for the three months ended March 31, 2006 as compared to net income of $11.0 million for the three months ended March 31, 2005. The differences between 2006 and 2005 are a result of the factors discussed above.

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

On March 15, 2006, we declared a dividend of $0.39781 per share of common stock, which was paid on April 18, 2006 to holders of record as of March 31, 2006. In 2006, we have paid dividends totaling $13.8 million, or $0.39781 per share of common stock.

We expect to fund our operations, interest expense, capital expenditures and dividend payments on our common stock for the next twelve months principally from cash from operations and distributions from investments. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

For the three months ended March 31, 2006, cash provided by operating activities of continuing operations was $20.9 million compared to cash used in operating activities of continuing operations of $1.4 million for the three months ended March 31, 2005. The use of cash in the three months ended March 31, 2005 was primarily a result of the initial public offering and related transactions which substantially de-leveraged the Company resulting in a reduction in accrued interest balances.

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

On February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130 million each, to effectively convert a portion of our variable rate interest exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.69%, plus a 2% margin, beginning on April 29, 2005 and ending on March 31, 2011, and one with the notional amount of $50.0 million to effectively convert a portion of our variable rate interest exposure to a fixed rate of 4.72%, plus a 2% margin, beginning on June 30, 2005 and ending on March 31, 2012. Effective on September 30, 2005, we amended our credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. This amendment also effectively reduced the fixed interest rates on our interest rate swap agreements by 0.25%.As a result of these swap agreements, as of March 31, 2006, approximately 82% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

Net cash used in investing activities of continuing operations was $0.8 million and $2.4 million for the three months ended March 31, 2006 and 2005, respectively. These cash flows primarily reflect net capital expenditures of $5.9 million and $4.7 million for the three months ended March 31, 2006 and 2005, respectively. Offsetting capital expenditures were distributions from investments of $3.4 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively, and proceeds from the sale of investments of $1.7 million and $0.2 million, respectively. The distributions from investments represent passive ownership interests in partnership and other investments. We do not control the timing or amount of distributions from such investments.

Net cash used in financing activities of continuing operations was $15.7 million for the three months ended March 31, 2006. Net cash provided by financing activities of continuing operations was $7.0 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we used cash to pay dividends of $13.8 million and used cash of $1.9 million associated with the net repayment of long term debt. For the three months ended March 31, 2005, net proceeds from the issuance of common stock of $432.1 million was used for the net repayment of long term debt of $220.3 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $59.8 million, to pay a deferred transaction fee of $8.4 million and pay debt issuance costs of $7.5 million.

On January 26, 2006, we agreed to purchase the assets of Cass County Telephone for approximately $33.0 million in cash, subject to adjustment. In April, 2006, we received proceeds of $26.9 million from the liquidation of our investment in the Rural Telephone Bank. In addition, on May 1, 2006, we received proceeds of $16.9 million from the sale of our investment in Southern Illinois Cellular Corp. We expect to fund the acquisition of Cass County Telephone from cash on hand and from borrowings under the revolving facility of our credit facility.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures generally constitute an attractive use of our cash flow. Net capital expenditures were approximately $5.9 million for the three months ended March 31, 2006. We expect total capital expenditures for 2006 to be approximately $29.5 to $31.5 million. We expect a significant portion of capital expenditures will be made in the second quarter of 2006.

Our credit facility consists of a $100.0 million revolving facility, of which $88.0 million was available at March 31, 2006, that matures in February 2011 and a term facility of $588.5 million with $588.5 million outstanding at March 31, 2006 that matures in February 2012. A $1.3 million letter of credit was also outstanding as of March 31, 2006. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into amendments to our credit facility. For a summary description of our credit facility, see note 9 of the “Notes to Condensed Consolidated Financial Statements” in this quarterly report.

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

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of March 31, 2006 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$685	$685	$—	$—	$—
Long term debt	604,805	—	1,346	14,353	589,106
Operating leases(1)	7,776	2,316	2,074	1,184	2,202
Minimum purchase contract	1,273	863	386	24	—
Total contractual cash obligations	$614,539	$3,864	$3,806	$15,561	$591,308

(1)          Real property lease obligations of $1.2 million associated with the discontinued operations discussed in note (6) to our condensed consolidated financial statements are stated in this table at total contractual amounts. Operating leases from continuing operations of $6.6 million are also included.

The following table discloses aggregate information about our derivative financial instruments as of March 31, 2006, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$14,185	5,164	7,014	1,810	197

(1)          Fair value of interest rate swaps at March 31, 2006 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications

Commission. Certain of our telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. The settlement period related to (i) the 2003 to 2004 monitoring period lapses on September 30, 2007 and (ii) the 2005 to 2006 monitoring period lapses on September 30, 2009. We will continue to monitor the legal status of any pending or future proceedings that could impact our entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

Based on certain assumptions, we had $291.9 million in federal and state net operating loss carry forwards as of December 31, 2005. In February 2005, we completed the offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our net operating loss carry forwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $219 million prior to the expiration of the net operating loss carry forwards beginning in 2019 to 2025. In addition, as a result of the offering, we have substantially reduced our aggregate long term debt and expect a significant reduction in our annual interest expense. When considered together with our history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, we expect that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

Valuation of long-lived assets, including goodwill.   We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review such as:

•       significant underperformance relative to expected historical or projected future operating results;

•       significant regulatory changes that would impact future operating revenues;

•       significant negative industry or economic trends; and

•       significant changes in the overall strategy in which we operate our overall business.

Goodwill was $481.3 million at March 31, 2006. As part of the Berkshire and Bentleyville acquisitions, we have recorded intangible assets related to the acquired companies’ customer relationships of $2.4 million and $1.4 million, respectively. These intangible assets will be amortized over 15 years. The intangible assets are included in Deferred Charges and Other Assets on the Condensed Consolidated Balance Sheet.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill in 2005.

New Accounting Standards

No new accounting standards were issued during the quarter which are expected to impact the Company.

Inflation

We do not believe inflation has a significant effect on our operations.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2006, approximately 82% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at March 31, 2006 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.2 million for the three months ended March 31, 2006.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $14.2 million at March 31, 2006. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties. In connection with our credit facility, on February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 3.76% to 4.11%, plus a 2.0% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 4.69%, plus a 2.0% margin beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 4.72%, plus a 2.0% margin, beginning on June 30, 2005 and ending on March 31, 2012.

Our Annual Report on Form 10-K for the year ended December 31, 2005 contains information about market risks under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate’s Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. We believe that this action is without merit and intends to continue to defend the litigation vigorously.

From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.                Risk Factors

We have eliminated the risk factor entitled “We rely on a limited number of key suppliers and vendors to operate our business. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of products and services we require to operate our business successfully.” From “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no other material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2006.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility” in our Annual Report on Form 10-K for the year ended December 31, 2005 and note 9 of the “Notes to Condensed Consolidated Financial Statements” in this quarterly report for a more detailed description of our credit facility and these restrictions.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: May 9, 2006	By:	/s/ JOHN P. CROWLEY
		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
2.3	Asset Purchase Agreement, dated as of December 14, 2005, by and among FairPoint, Local Exchange Company LLC, Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc.(16)
2.4

Stock Purchase Agreement, dated February 17, 2006, by and among Southern Illinois Cellular Corp. and Crosslink Wireless, Inc., Egyptian Communication Services, Inc., Hamilton County Communications, Inc., HTC Holding Co., MJD Services Corp., Shawnee Communications, Inc. and Wabash Independent Networks, Inc. and Alltel Communications, Inc.(16)

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

10.6	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)

10.7	Form of Swingline Note.(3)
10.8	Form of RF Note.(3)
10.9	Form of B Term Note.(3)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(7)
10.11	Nominating Agreement, dated as of February 8, 2005.(3)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.13	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.*
10.14	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(9)
10.15	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(10)
10.16	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.17	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.18	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(12)
10.19	FairPoint 1995 Stock Option Plan.(13)
10.20	FairPoint Amended and Restated 1998 Stock Incentive Plan.(13)
10.21	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(10)
10.22	FairPoint 2005 Stock Incentive Plan.(3)
10.23	FairPoint Annual Incentive Plan.(3)
10.24	Form of Restricted Stock Agreement.(8)
10.25	Form of Director Restricted Stock Agreement.(14)
10.26	Restricted Stock Agreement, dated as of September 21, 2005, by and between FairPoint and John P. Crowley.(15)
10.27	Form of Director Restricted Unit Agreement.(14)
21	Subsidiaries of FairPoint.(16)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.*

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

(14)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(15)   Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(16)   Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.