Form 10-Q
period 2006-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2006-08-07
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006.
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

As of August 1, 2006, there were 35,039,235 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

•       technological developments and changes in the communications industry,

•       financing sources and availability,

•       regulatory support payments,

•       the effects of regulation and competition, and

•       pending litigation.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission, or the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$41,228	$5,083
Accounts receivable, net	28,026	34,985
Other	13,616	9,200
Deferred income tax, net	22,504	29,190
Assets of discontinued operations	—	90
Total current assets	105,374	78,548
Property, plant, and equipment, net	229,631	242,617
Investments	11,708	39,808
Goodwill	482,315	481,343
Deferred income tax, net	39,233	47,160
Deferred charges and other assets	22,908	18,663
Total assets	$891,169	$908,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,670	$12,030
Dividends payable	13,835	13,789
Current portion of long-term debt	696	677
Demand notes payable	333	338
Accrued interest payable	207	288
Other accrued liabilities	15,037	20,808
Liabilities of discontinued operations	1,447	2,495
Total current liabilities	45,225	50,425
Long-term liabilities:
Long-term debt, net of current portion	592,620	606,748
Deferred credits and other long-term liabilities	6,853	4,108
Total long-term liabilities	599,473	610,856
Minority interest	9	10
Stockholders’ equity:
Common stock	350	350
Additional paid-in capital	556,809	590,131
Unearned compensation	—	(6,475)
Accumulated deficit	(321,841)	(342,635)
Accumulated other comprehensive income, net	11,144	5,477
Total stockholders’ equity	246,462	246,848
Total liabilities and stockholders’ equity	$891,169	$908,139

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues	$64,196	$65,206	$128,987	$126,871
Operating expenses:
Operating expenses, excluding depreciation and amortization	36,275	35,321	71,880	67,764
Depreciation and amortization	13,352	13,106	26,987	26,116
Total operating expenses	49,627	48,427	98,867	93,880
Income from operations	14,569	16,779	30,120	32,991
Other income (expense):
Net gain (loss) on sale of investments and other assets	14,277	(6)	14,225	(184)
Interest and dividend income	2,587	720	2,927	1,272
Interest expense	(9,792)	(9,588)	(19,545)	(26,558)
Equity in net earnings of investees	3,079	2,796	6,365	5,452
Other non-operating, net	—	(1,582)	—	(87,746)
Total other income (expense)	10,151	(7,660)	3,972	(107,764)
Income (loss) before income taxes	24,720	9,119	34,092	(74,773)
Income tax (expense) benefit	(9,645)	(3,515)	(13,297)	91,419
Minority interest	(1)	(1)	(1)	(1)
Net income	$15,074	$5,603	$20,794	$16,645
Weighted average shares outstanding:
Basic	34,649	34,549	34,601	29,260
Diluted	34,683	34,566	34,665	29,315
Earnings per share:
Basic	$0.44	$0.16	$0.60	$0.57
Diluted	$0.43	$0.16	$0.60	$0.57

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$15,074	$5,603	$20,794	$16,645
Other comprehensive income:
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $1.4 million and $3.3 million as of the three months ended June 30, 2006 and 2005, respectively, and net of tax expense of $3.4 million and $1.0 million for the six months ended June 30, 2006 and 2005, respectively	2,293	(5,479)	5,667	(1,766)
Comprehensive income	$17,367	$124	$26,461	$14,879

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,794	$16,645
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Dividends and accretion on shares subject to mandatory redemption	—	2,362
Loss on preferred stock subject to mandatory redemption	—	9,899
Deferred income taxes	11,873	(92,706)
Amortization of debt issue costs	825	1,095
Depreciation and amortization	26,987	26,116
Loss on early retirement of debt	—	77,847
Minority interest in income of subsidiaries	1	1
Income from equity method investments	(6,365)	(5,452)
Net (gain) loss on sale of investments and other assets	(14,225)	184
Other non cash items	668	1,046
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	6,472	(1,795)
Accounts payable and accrued expenses	118	(17,717)
Income taxes	234	(342)
Other assets/liabilities	(130)	110
Total adjustments	26,458	648
Net cash provided by operating activities of continuing operations	47,252	17,293
Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties, net of cash acquired	—	(16,449)
Net capital additions	(17,536)	(9,652)
Distributions from investments	5,740	4,791
Net proceeds from sales of investments and other assets	43,358	174
Other, net	(111)	(281)
Net cash provided by (used in) investing activities of continuing operations	31,451	(21,417)
Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	—	431,921
Debt issue and offering costs	—	(8,468)
Proceeds from issuance of long-term debt	26,450	638,484
Repayments of long-term debt	(40,515)	(847,842)
Repurchase of preferred and common stock	—	(129,278)
Payment of fees and penalties associated with early retirement of long term debt	—	(61,037)
Payment of deferred transaction fee	—	(8,445)
Proceeds from exercise of stock options	24	184
Dividends paid to common stockholders	(27,559)	(7,788)
Net cash provided by (used in) financing activities of continuing operations	(41,600)	7,731
Cash flows of discontinued operations:
Operating cash flows, net used in	(958)	(510)
Net increase in cash	36,145	3,097
Cash, beginning of period	5,083	3,595
Cash, end of period	$41,228	$6,692

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint’s results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2) Initial Public Offering and Other Transactions

(a) General

On February 8, 2005, the Company consummated an initial public offering, or the initial public offering, of 25,000,000 shares of its common stock, par value $0.01 per share, or common stock, at a price to the public of $18.50 per share.

In connection with the initial public offering, the Company entered into a new senior secured credit facility, or the credit facility, with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent. The credit facility is comprised of a revolving facility in an aggregate principal amount of $100 million (less amounts reserved for letters of credit) and a term facility in an aggregate principal amount of $588.5 million. The revolving facility has a six year maturity and the term facility has a seven year maturity. In addition, in 2005 the Company recorded a $77.8 million loss on early retirement of debt and a $9.9 million loss on redemption of series A preferred stock in connection with the initial public offering. With respect to the $77.8 million loss on early retirement of debt, $16.8 million was recorded for the write-off of existing debt issuance costs and the remaining $61.0 million was fees and penalties.

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

On June 21, 2006, the Company declared a dividend totaling $13.8 million, or $0.39781 per share of common stock, which was paid on July 21, 2006 to holders of record as of July 6, 2006. In 2006, the Company has paid dividends totaling $27.6 million, or $0.79562 per share of common stock.

(3) Income Taxes

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.For the three months ended June 30, 2006, the Company recorded income tax expense of $9.6 million, resulting in an effective rate of 39.0% compared to 38.5% for the three months ended June 30, 2005.

For the six months ended June 30, 2006, the Company recorded income tax expense of $13.3 million, resulting in an effective rate of 39.0%. The Company’s effective annual tax rate is estimated to be 38.6% for 2006. For the six months ended June 30, 2005, the Company recorded an income tax benefit of $91.4 million. The income tax benefit and effective tax rate for the six months ended June 30, 2005 were primarily impacted by unusual items occurring in 2005. Income tax benefits of $23.8 million were recognized due to the taxable loss for the six months ended June 30, 2005 resulting from losses on the extinguishment of debt. In addition, for the six months ended June 30, 2005, the Company recognized income tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from the Company’s expectation of generating future taxable income following the recapitalization. The income tax benefit also includes $1.6 million for an adjustment to record the Company’s net deferred tax assets at an expected federal income tax rate of 35%, in anticipation of higher levels of taxable income in subsequent periods.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. The Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

(4) Stock-Based Compensation

Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). As a result of this adoption, amounts previously included in stockholders’ equity as unearned compensation are included in additional paid-in capital as of June 30, 2006. At June 30, 2006, the Company had $6.3 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company’s four stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.4 years. These stock-based compensation plans are described below. Any future share awards under any of these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Amounts charged against income, before income tax benefit	$670	$685	$1,284	$1,092
Amount of related income tax benefit recognized in income	252	258	483	411
Total net income impact	$418	$427	$801	$681

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

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted during 1995 was $0.69 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yield, a risk-free interest rate of 6.41%, and an estimated option life of five years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made.

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

Pursuant to the terms of the grant, options granted in 1998 and 1999 become exercisable only in the event that the Company is sold, an initial public offering of the Company’s common stock results in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, occur. The number of options that may become ultimately exercisable also depends upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. All options have a term of 10 years from date of grant. For those options granted in 1998 and 1999, the Company will record compensation expense for the excess of the estimated market value of its common stock over the exercise price of the options when and if a sale of the Company, at the prices necessary to result in exercisable options under the grant, becomes imminent or likely. The initial public offering did not trigger exercisability of these options.   Upon termination of a plan participant’s employment with the Company, the Company may repurchase all or any portion of the vested options for a cash payment equal to the excess of the fair market value of the shares over the option exercise price. The Company has not previously exercised this right and does not currently intend to exercise this right in the future.

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 1998 Plan was $58.95 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yield, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made. As of June 30, 2006 and December 31, 2005, options to purchase 832,888 shares of common stock were outstanding with a weighted average exercise price of $10.80.

The following table presents the weighted average price and contractual life information about the various option groups outstanding at June 30, 2006.

Options outstanding				Options exercisable
	Number			Number
	outstanding at	Remaining	Aggregate	exercisable at
Exercise	June 30,	contractual	Intrinsic	June 30,
price	2006	life (years)	Value	2006
			(in thousands)
$9.02	756,332	2.1	4,069	—
14.46	29,183	3.0	—	—
36.94	47,373	5.5	—	—
	832,888		4,069	—

The weighted average remaining contractual life for the options outstanding at June 30, 2006 is 2.3 years. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $14.40 on June 30, 2006.

(c) 2000 Employee Stock Incentive Plan

In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the 2000 Plan). The 2000 Plan provided for grants to members of management of up to 1,898,521 options to purchase common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Plan to allow for the grant to members of management of up to 1,898,521 shares of stock units in addition to shares available for stock options. Options granted under the 2000 Plan may be of two types: (i) incentive stock options and (ii) non-statutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a non-statutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Plan.

Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase common stock at exercise prices not less than the market value of the Company’s common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company can cancel each option in exchange for a payment in cash of an amount equal to the excess of the fair market value of the shares over the exercise price for such option. The Company has not previously exercised this right and does not currently intend to exercise this right in the future.

The 2000 Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Company is accounting for these awards under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 2000 Plan during 2003 was $8.39 on the date of grant using the Black Scholes option-pricing model. Input variables used in the model included no expected dividend yield, a weighted average risk free interest rate of 4.26% in 2003 and an estimated option life of 10 years. Because the Company was not public on the date of grant, no assumption as to the volatility of the stock price was made.

As of June 30, 2006 and December 31, 2005, there were 240,638 options outstanding under the 2000 Plan with a weighted average exercise price of $36.94 and remaining contractual life of 6.4 years. As of June 30, 2006, 218,937 options with a remaining contractual life of 6.2 years were exercisable with a weighted average exercise price of $36.94. Based upon the fair market value of the stock as of June 30, 2006 of $14.40, these options do not have any intrinsic value.

As of June 30, 2006, there were 26,442 stock units outstanding with a weighted average grant date fair value per share of $32.51. None of these awards were vested as of June 30, 2006 or December 31, 2005.

(d) 2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. At June 30, 2006, up to 469,500 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Plan.

Shares granted to employees under the 2005 Plan vest over periods ranging from three to four years and certain of these shares pay current dividends. In March 2006, the Company’s board of directors approved the grant of an additional 100,000 shares to the Company’s chief executive officer. These shares will be granted under the 2005 Plan, or a replacement plan approved by the Company’s shareholders, in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008. These shares are considered to have been granted in March 2006 under SFAS 123(R) at a grant date fair value of $14.02 per share.

In the second quarter of 2006 and the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 7,480 stock units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. In the second quarter of 2006, the Company granted an additional 2,200 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 11,000 stock units with a total value at the grant date of approximately $150,000 to the Company’s non-employee directors. As of June 30, 2006, an additional 1,495 stock units were granted in lieu of dividends on the stock units. In addition, in February 2006, 467 stock units were granted to a newly appointed non-employee director. These stock units vested on April 1, 2006.

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

The following table presents information regarding non-vested stock granted to employees under the 2005 Plan during 2006:

		Weighted
		average grant
	Shares	date fair value
Non-vested stock	outstanding	per share
Non-vested at January 1, 2006	470,029	$18.13
Granted	50,000	14.02
Vested	(119,219)	18.50
Forfeited	(13,423)	18.50
Non-vested at June 30, 2006	387,387	17.47

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

Net liabilities of discontinued competitive communications operations as of June 30, 2006 and December 31, 2005 were $1.4 million and $2.4 million, respectively. The remaining restructuring accrual at June 30, 2006 was $0.3 million, and is primarily associated with remaining equipment and lease obligations.

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

The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company pays a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate.  The chart below provides details of each of the Company’s interest rate swap agreements.

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.76%	5.51%	December 31, 2007
February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009

As a result of these swap agreements, as of June 30, 2006, approximately 92% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three and six months ended June 30, 2006. At June 30, 2006, the fair market value of these swaps was approximately $17.9 million and has been recorded, net of tax of $6.7 million, as an increase in comprehensive income. Of the $17.9 million, $7.1 million has been included in other current assets and $10.8 million has been included in other long-term assets.

(7) Investments

The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows (in thousands):

	March 31, 2006	December 31, 2005
Current assets	$11,432	$9,812
Property, plant and equipment, net	37,556	37,516
Total assets	$48,988	$47,328
Total liabilities	$679	$432
Partners’ capital	48,309	46,896
	$48,988	$47,328

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues	$38,469	$39,763	$88,694	$80,644
Operating income	30,195	33,846	70,878	67,357
Net income	30,413	33,955	71,389	67,729

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

On August 4, 2005, the Board of Directors of the Rural Telephone Bank, or RTB, approved the liquidation and dissolution of the RTB. As part of such liquidation and dissolution, all RTB loans were to be transferred to the Rural Utilities Service and all shares of the RTB’s Class A Stock, Class B Stock and Class C Stock were to be redeemed at par value. The Company had no outstanding loans with the RTB but owned 2,477,493 shares of Class B Stock and 24,380 shares of Class C Stock. This liquidation was completed in April 2006, and, as a result, the Company received proceeds of $26.9 million from the RTB. The Company recorded a gain on this investment of approximately $4.1 million in the second quarter of 2006. Some portion of the proceeds received from the RTB liquidation, while not estimable at this time, may be subject to review by regulatory authorities who may require us to record a portion thereof as a regulatory liability.

On May 1, 2006, the Company completed the sale of its investment in Southern Illinois Cellular Corp. from which it received total proceeds of $16.9 million. As part of this sale, the Company received a portion of total proceeds, approximately $2.1 million, in the form of a dividend. In addition to the dividend income of $2.1 million, the Company recorded a gain on this investment of approximately $10.2 million in the second quarter of 2006. Additional proceeds of approximately $2.6 million will be held in escrow and the Company will not record the gain on this portion of the transaction until the proceeds are received.

(8) Long Term Debt

Long term debt at June 30, 2006 and December 31, 2005 is shown below:

	June 30, 2006	December 31, 2005
	(In thousands)
Senior secured notes (credit facility), variable rate of 6.83% at June 30, 2006, due 2011 to 2012	$588,500	$602,275
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	2,766	3,100
Total outstanding long-term debt	593,316	607,425
Less current portion	(696)	(677)
Total long-term debt, net of current portion	$592,620	$606,748

The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2006 are as follows (in thousands):

Year ending June 30,
2007	$696
2008	734
2009	452
2010	2,205
2011	166
Thereafter	589,063
$593,316

The Company has entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. As of June 30, 2006, the Company had borrowed the entire $588.5 million available under the term facility and had no borrowings outstanding under the revolving facility.

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

The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests:  a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.25:1. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with the Company’s affiliates. The credit facility restricts the Company’s ability to declare and pay dividends on its common stock as follows:

•       The Company may use its cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of its cumulative distributable cash. “Cumulative distributable cash” is defined in the credit facility as the amount of “Available cash” generated beginning on April 1, 2005 through the end of the Company’s most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered, (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). “Available cash” is defined in the credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization, swap interest and dividends and accretion on series A preferred stock), (ii) scheduled principal payments on indebtedness, (iii) capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and, (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business and (ii) cash received on account of non-cash gains or non-cash income excluded from Adjusted EBITDA. “Adjusted EBITDA” is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

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

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of June 30, 2006, a letter of credit had been issued for $1.3 million.

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

(9) Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. For the three and six months ended June 30, 2006 and June 30, 2005, diluted weighted average shares of common stock outstanding included 34,272 and 63,920 shares, respectively, associated with outstanding stock options and non-vested stock and stock units.

The number of potential shares of common stock excluded from the calculation of diluted net income per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Contingent stock options	833	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	241	241	241	241
Restricted stock	464	466	441	466
Restricted stock units	37	33	38	33
Total	1,575	1,573	1,553	1,573

(10) Subsequent Event

On July 26, 2006, the Company announced that it had completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc. (collectively, Cass County) for the purchase price of approximately $33.0 million, subject to adjustment. Cass County provides telecommunications and Internet services to rural areas of Missouri and Kansas. Cass County has approximately 8,600 access line equivalents currently in operation, consisting of approximately 6,800 residential lines, 1,000 business lines and 800 high speed data subscribers. The Company funded the Cass County acquisition from cash on hand and from borrowings under the revolving facility of our credit facility.

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

Overview

We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities and we are the 17th largest local telephone company, in each case based on number of access lines. We operate in 17 states with 292,910 access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modems) in service as of June 30, 2006.

We were incorporated in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. Since 1993, we have acquired 33 such businesses, 29 of which we continue to own and operate (including Cass County which was acquired in July 2006). Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, we have experienced limited wireline competition and limited voice competition from cable providers. We also are subject to competition from wireless and various other technologies which may increase in the future. If competition were to increase, the originating and terminating access revenues we receive may be reduced as a result of wireless, voice over internet protocol, or VOIP, or other new technology utilization. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

We are continuing our billing conversion and have currently converted approximately 36% of the access lines billed on the ICMS platform to the MACC Customer Master platform. The conversion of the remaining companies currently on the ICMS platform is expected to be completed by September 9, 2006 with the remainder of the companies expected to be completed by early to mid 2007.

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

We face risks that could materially adversely affect our business, consolidated financial condition, results of operations, liquidity and/or the market price of our common stock. For a discussion of certain of the risks facing us, see Exhibit 99.1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2006.

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

•       Interstate access revenue.   These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of interstate long distance telephone calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission. These revenues also include Universal Service Fund payments for local switching support, long term support and interstate common line support.

•       Intrastate access revenue.   These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of intrastate long distance telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue Source
Local calling services	$16,609	$15,982	$32,891	$31,599	26%	25%	25%	25%
Universal service fund-high cost loop	4,731	4,707	9,550	9,503	7%	7%	7%	7%
Interstate access revenues	16,589	20,083	34,225	36,963	26%	31%	26%	30%
Intrastate access revenues	8,888	9,534	17,865	19,617	14%	15%	14%	15%
Long distance services	5,630	4,798	11,029	9,480	9%	7%	9%	8%
Data and Internet services	6,890	5,937	13,569	11,529	11%	9%	11%	9%
Other services	4,859	4,165	9,858	8,180	7%	6%	8%	6%
Total	$64,196	$65,206	$128,987	$126,871	100%	100%	100%	100%

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

Acquisitions

We intend to continue to pursue selective acquisitions:

•       On July 26, 2006, we completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $33.0 million, subject to adjustment. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

•       On July 26, 2006, we announced an agreement to purchase Unite Communications Systems, Inc., or Unite, for approximately $10.8 million, subject to adjustment. Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite serves approximately 4,200 access lines in Kearney and Platte City, Missouri, approximately 50 miles north of the Cass County service territory.

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

•       On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired), subject to adjustment. Bentleyville, which had approximately 3,600 access line equivalents as of the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania.

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

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

	Three months ended June 30,		Three months ended June 30,
	2006	% of revenue	2005	% of revenue
	(in thousands)
Revenues	$64,196	100.0%	$65,206	100.0%
Operating expenses	36,275	56.5%	35,321	54.2%
Depreciation and amortization	13,352	20.8%	13,106	20.1%
Total operating expenses	49,627	77.3%	48,427	74.3%
Income from operations	14,569	22.7%	16,779	25.7%
Net gain (loss) on sale of investments and other assets	14,277	22.2%	(6)	(0.0)%
Interest and dividend income	2,587	4.0%	720	1.1%
Interest expense	(9,792)	(15.2)%	(9,588)	(14.7)%
Equity in net earnings of investees	3,079	4.8%	2,796	4.3%
Other non-operating, net	—	—	(1,582)	(2.4)%
Total other income (expense)	10,151	15.8%	(7,660)	(11.7)%
Income before income taxes	24,720	38.5%	9,119	14.0%
Income tax expense	(9,645)	(15.0)%	(3,515)	(5.4)%
Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	0.0%
Net income	$15,074	23.5%	$5,603	8.6%

Revenues

Revenues.   Revenues decreased $1.0 million to $64.2 million in 2006 compared to $65.2 million in 2005. Excluding the impact of acquired operations, revenues decreased $2.4 million compared to the second quarter of 2005. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $0.6 million to $16.6 million in 2006 compared to $16.0 million in 2005. Excluding the impact of acquired operations, local calling service revenues increased $0.4 million compared to the second quarter of 2005. The primary driver of this increase is an increase in wireless interconnection revenue. Voice access lines, including lines acquired, decreased 2.1% from the second quarter of 2005 but increased slightly compared to the first quarter of 2006. Voice access lines, excluding acquired lines, decreased 3.3% from the second quarter of 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts remained flat at $4.7 million in the second quarter of 2006 and 2005.

Interstate access revenues.   Interstate access revenues were $16.6 million for the three months ended June 30, 2006 compared to $20.1 million for the three months ended June 30, 2005. Excluding the impact of acquired companies, interstate access revenues decreased $3.8 million compared to 2005. The primary drivers of this decrease were decreases in revenue settlements and adjustments related to prior years. In the second quarter of 2005, these revenue settlements and adjustments increased revenue by $1.9 million while in the second quarter of 2006, the settlements and adjustments decreased revenue by approximately $1.0 million. Therefore, the two adjustments combined resulted in a decrease in interstate revenues of $2.9 million.

Intrastate access revenues.   Intrastate access revenues decreased $0.6 million from $9.5 million in 2005 to $8.9 million in 2006. Excluding the impact of acquired companies, intrastate access revenues decreased $0.9 million compared to 2005. Intrastate access revenue declined primarily due to a decrease in access rates and a decrease in minutes of use compared to the second quarter of 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate revenues are expected to continue to decline.

Long distance services.   Long distance services revenues increased $0.8 million from $4.8 million in 2005 to $5.6 million in 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2006 was 46.8% of voice access lines as compared to 41.7% as of June 30, 2005.

Data and Internet services.   Data and Internet services revenues increased $1.0 million to $6.9 million in 2006 compared to 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 40,910 as of June 30, 2005 to 51,331 as of June 30, 2006 and represent a 21.2% penetration of voice access lines.

Other services.   Other revenues increased from $4.2 million in 2005 to $4.9 million in 2006. Excluding the impact of acquired companies, other revenues increased $0.5 million compared to 2005. This increase is principally driven by an increase in directory revenues in 2006.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $1.0 million to $36.3 million in 2006 from $35.3 million in 2005. Approximately $0.9 million of this increase is related to operating expenses of the companies acquired during 2005. In addition, this increase is primarily driven by an increase in salaries and wages of $0.8 million, an increase in expenses related to HSD and long distances services of $0.4 million, an increase in billing expenses of $0.3 million and increases in various other expenses. These increases were offset by a decrease in consulting expenses of

$1.7 million due to expenses incurred in 2005 related to our preparation for compliance under Section 404 of the Sarbanes-Oxley Act. Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. For the three months ended June 30, 2006 and 2005, stock based compensation expenses totaled $0.7 million and $0.7 million, respectively.

Depreciation and amortization.   Depreciation and amortization expense increased $0.2 million to $13.4 million in 2006.

Income from operations.   Income from operations decreased $2.2 million to $14.6 million in 2006. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset declining higher margin regulated revenues. In addition to the increase in unregulated products, we experienced declines in interstate and intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other income (expense) increased $17.8 million to $10.2 million in 2006. Gains on sale of investments increased $14.3 million due to the sale of our investments in the Rural Telephone Bank and Southern Illinois Cellular Corporation. Interest and dividend income increased $1.9 million as a result of a dividend distribution from Southern Illinois Cellular Corporation associated with the sale. Interest expense increased $0.2 million to $9.8 million in 2006. Also, in 2005, the redemption of the 12 ½% notes in May 2005 resulted in other non-operating losses of $1.6 million due to fees and penalties paid on the redemption and for the write-off of unamortized debt issuance costs.

Income tax (expense) benefit.   Income tax expense of $9.6 million was recorded for the three months ended June 30, 2006, resulting in an effective rate of 39.0% as compared to 38.5% as of June 30, 2005.   Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

Net income.   Net income was $15.1 million for the three months ended June 30, 2006 as compared to net income of $5.6 million for the three months ended June 30, 2005. The differences between 2006 and 2005 are a result of the factors discussed above.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

	Six months ended June 30,		Six months ended June 30,
	2006	% of revenue	2005	% of revenue
	(in thousands)
Revenues	$128,987	100.0%	$126,871	100.0%
Operating expenses	71,880	55.7%	67,764	53.4%
Depreciation and amortization	26,987	20.9%	26,116	20.6%
Total operating expenses	98,867	76.6%	93,880	74.0%
Income from operations	30,120	23.4%	32,991	26.0%
Net gain (loss) on sale of investments and other assets	14,225	11.0%	(184)	(0.1)%
Interest and dividend income	2,927	2.3%	1,272	1.0%
Interest expense	(19,545)	(15.2)%	(26,558)	(20.9)%
Equity in net earnings of investees	6,365	4.9%	5,452	4.3%
Other non-operating, net	—	—	(87,746)	(69.2)%
Total other income (expense)	3,972	3.0%	(107,764)	(84.9)%
Income (loss) before income taxes	34,092	26.4%	(74,773)	(58.9)%
Income tax benefit (expense)	(13,297)	(10.3)%	91,419	72.0%
Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	0.0%
Net income	$20,794	16.1%	$16,645	13.1%

Revenues

Revenues.   Revenues increased $2.1 million to $129.0 million in 2006 compared to $126.9 million in 2005. Excluding the impact of acquired operations, revenues decreased $1.7 million compared to the prior year. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $1.3 million to $32.9 million in 2006 compared to $31.6 million in 2005. Excluding the impact of acquired operations, local calling service revenues increased $0.5 million compared to 2005. The primary driver of this increase is an increase in wireless interconnection revenue. Voice access lines, including lines acquired, decreased 2.1% from June 30, 2005. Voice access lines, excluding acquired lines, decreased 3.3% from June 30, 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts remained flat at $9.5 million in the six month periods ended June 30, 2006 and June 30, 2005.

Interstate access revenues.   Interstate access revenues were $34.2 million for the six months ended June 30, 2006 compared to $37.0 million for the six months ended June 30, 2005. Excluding the impact of acquired companies, interstate access revenues decreased $3.7 million compared to 2005. The primary drivers of this decrease were decreases in revenue settlements and adjustments related to prior years. In the second quarter of 2005, these revenue settlements and adjustments increased revenue by $1.9 million while in the second quarter of 2006, the settlements and adjustments decreased revenue by approximately $1.0 million. Therefore, the two adjustments combined resulted in a decrease in interstate revenues of $2.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Intrastate access revenues.   Intrastate access revenues decreased $1.8 million to $17.9 million in 2006 compared to 2005. Excluding the impact of acquired companies, intrastate access revenues decreased $2.5 million compared to 2005. Intrastate access revenue declined primarily due to a decrease in access rates and a decrease in minutes of use compared to 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate revenues are expected to continue to decline.

Long distance services.   Long distance services revenues increased $1.5 million from $9.5 million in 2005 to $11.0 million in 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2006 was 46.8% of voice access lines as compared to 41.7% as of June 30, 2005.

Data and Internet services.   Data and Internet services revenues increased $2.0 million to $13.6 million in 2006 compared to 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 40,910 as of June 30, 2005 to 51,331 as of June 30, 2006 and represents a 21.2% penetration of voice access lines.

Other services.   Other revenues increased from $8.2 million in 2005 to $9.9 million in 2006. Excluding the impact of acquired companies, other revenues increased $0.9 million compared to 2005. This increase is principally driven by an increase in directory revenues in 2006.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $4.1 million to $71.9 million in 2006 from $67.8 million in 2005. Approximately $2.3 million of this increase is related to operating expenses of the companies acquired during 2005. In addition, this increase is primarily driven by an increase in network operations expense of $0.8 million, an increase in billing expenses of $0.8 million, an increase in audit and tax related expenses of $0.6 million, an increase in employee compensation expenses of $0.4 million, an increase in lease expense of $0.3 million and an increase in expenses related to HSD and long distance services of $0.3 million. These increases were offset by a decrease in consulting expenses of $1.8 million due to expenses incurred in 2005 related to our preparation for compliance under Section 404 of the Sarbanes-Oxley Act. Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. For the six months ended June 30, 2006 and 2005, stock based compensation expenses totaled $1.3 million and $1.1 million, respectively.

Depreciation and amortization.   Depreciation and amortization expense increased $0.9 million to $27.0 million in 2006.

Income from operations.   Income from operations decreased $2.9 million to $30.1 million in 2006. This was driven principally by the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset declining higher margin regulated revenues. In addition to the increase in unregulated products, we experienced declines in interstate and intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other income (expense) increased $111.8 million to $4.0 million in 2006 compared to a loss in the prior year of $107.8 million. Gains on sale of investments increased $14.4 million primarily due to the sale of our investments in the Rural Telephone Bank and Southern Illinois Cellular Corporation. Interest and dividend income increased $1.7 million primarily as a result of a dividend distribution from Southern Illinois Cellular Corporation associated with the sale. Interest expense decreased $7.0 million to $19.5 million in 2006, mainly attributable to the initial public offering and related transactions in 2005 which substantially de-leveraged us and provided a decrease in interest expense. In addition, our series A preferred stock was repurchased which eliminated dividends and accretion on our series A preferred stock for the six months ended June 30, 2006, which under Statement of Financial Accounting Standards No. 150, or SFAS No. 150, were being reported as interest expense. Also, in 2005, in connection with the initial public offering, we repurchased our series A preferred stock and repaid our old credit facility and repurchased or redeemed substantially all of our high yield debt which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax (expense) benefit.   Income tax expense of $13.3 million was recorded for the six months ended June 30, 2006, resulting in an effective rate of 39.0%. Exclusive of unusual items affecting the tax rate, our effective annual tax rate was 41.7% as of June 30, 2005.   For the six months ended June 30, 2005, we recorded an income tax benefit of $91.4 million. Following the initial public offering and related transactions, we re-evaluated our expectation of generating future taxable income. Based upon the results of this evaluation, we concluded that we could reverse the deferred tax valuation allowance and, as a result, we recognized income tax benefits of $66.0 million for the six months ended June 30, 2005. Additional income tax benefits of $25.4 million were recognized due to the taxable loss for the six months ended June 30, 2005, which resulted mainly from losses on the extinguishment of debt.

Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. As of December 31, 2005, we had $291.9 million of federal and state net operating loss carryforwards. As a result, the income tax expense we record is generally greater than the income taxes actually paid by us.

Net income.   Net income was $20.8 million for the six months ended June 30, 2006 as compared to net income of $16.6 million for the six months ended June 30, 2005. The differences between 2006 and 2005 are a result of the factors discussed above.

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

On June 21, 2006, we declared a dividend totaling $13.8 million, or $0.39781 per share of common stock, which was paid on July 21, 2006 to holders of record as of July 6, 2006. In 2006, we have paid dividends totaling $27.6 million, or $0.79562 per share of common stock.

We expect to fund our operations, interest expense, capital expenditures and dividend payments on our common stock for the next twelve months principally from cash from operations and distributions from investments. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, proceeds from the sale of non-core assets or to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

For the six months ended June 30, 2006, cash provided by operating activities of continuing operations was $47.3 million compared to $17.3 million for the six months ended June 30, 2005. The increase in 2006 compared to 2005 is primarily a result of the initial public offering and related transactions in 2005 which substantially de-leveraged us, resulting in a reduction in accrued interest.

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

We have entered into various interest rate swap agreements which are detailed in note 6 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report. As a result of these swap agreements, as of June 30, 2006, approximately 92% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

As of December 31, 2005 we had $291.9 million of federal and state net operating loss carryforwards. As a result of the utilization of the net operating loss carryforwards we are not paying significant income taxes.

On February 8, 2005, we used net proceeds received from the initial public offering, together with approximately $566.0 million of borrowings under the term facility of our credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. On May 2, 2005, we redeemed the remaining outstanding 12 1/2% notes with borrowings of $22.4 million under the delayed draw facility of our credit facility.

Net cash provided by investing activities of continuing operations was $31.5 million for the six months ended June 30, 2006 compared to net cash used in investing activities of continuing operations of $21.4 million for the six months ended June 30, 2005. These cash flows primarily reflect net capital expenditures of $17.5 million and $9.7 million for the six months ended June 30, 2006 and 2005, respectively. Offsetting capital expenditures were distributions from investments of $5.7 million and $4.8 million for the six months ended June 30, 2006 and 2005, respectively, and proceeds from the sale of investments of $43.4 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively. In April, 2006, we received proceeds of $26.9 million from the liquidation of our investment in the Rural Telephone Bank. In addition, on May 1, 2006, we received proceeds of $14.8 million from the sale of our investment in Southern Illinois Cellular Corp. The distributions from investments represent passive ownership interests in partnership and other investments. We do not control the timing or amount of distributions from such investments. In 2005, we also used $16.4 million in cash to acquire telephone properties.

Net cash used in financing activities of continuing operations was $41.6 million for the six months ended June 30, 2006. Net cash provided by financing activities of continuing operations was $7.7 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we used cash to pay dividends of $27.6 million and used cash of $14.1 million associated with the net repayment of long term debt. For the six months ended June 30, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $209.4 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million, to pay debt issuance costs of $8.5 million and to pay dividends of $7.8 million.

On July 26, 2006, we completed the purchase of the assets of Cass County for approximately $33.0 million in cash, subject to adjustment. We funded the acquisition from cash on hand and from borrowings under the revolving facility of our credit facility. We expect to fund the acquisition of Unite from cash on hand and from borrowings under the revolving facility of our credit facility.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures generally constitute an attractive use of our cash flow. Net capital expenditures were approximately $17.5 million for the six months ended June 30, 2006. We expect total capital expenditures for 2006 to be approximately $29.5 to $31.5 million.

Our credit facility consists of a $100.0 million revolving facility, of which $98.7 million was available at June 30, 2006, that matures in February 2011 and a term facility of $588.5 million, of which $588.5 million was outstanding at June 30, 2006, that matures in February 2012. A $1.3 million letter of credit was also outstanding as of June 30, 2006. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into amendments to our credit facility. For a summary description of our credit facility, see note 8 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

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

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of June 30, 2006 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$696	$696	$—	$—	$—
Long term debt	592,620	—	1,186	2,371	589,063
Operating leases(1)	6,405	1,269	1,988	1,060	2,088
Minimum purchase contract	1,001	741	239	21	—
Total contractual cash obligations	$600,722	$2,706	$3,413	$3,452	$591,151

(1)          Real property lease obligations of $0.2 million associated with the discontinued operations discussed in note (5) to our condensed consolidated financial statements are stated in this table at total contractual amounts. Operating leases from continuing operations of $6.2 million are also included.

The following table discloses aggregate information about our derivative financial instruments as of June 30, 2006, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$17,860	7,051	8,408	2,155	246

(1)          Fair value of interest rate swaps at June 30, 2006 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

Goodwill was $482.3 million at June 30, 2006. As part of the Berkshire and Bentleyville acquisitions, we have recorded intangible assets related to the acquired companies’ customer relationships of $2.4 million and $1.4 million, respectively. These intangible assets will be amortized over 15 years. The intangible assets are included in Deferred Charges and Other Assets on the Condensed Consolidated Balance Sheet.

We are required to perform an annual impairment review of goodwill as required by Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. No impairment of goodwill or other long-lived assets resulted from the annual valuation of goodwill in 2005.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes. FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of the adoption of this interpretation on our financial position, results of operations or cash flows.

Inflation

We do not believe inflation has a significant effect on our operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2006, approximately 92% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at June 30, 2006 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.1 million for the six months ended June 30, 2006.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $17.9 million at June 30, 2006. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties. In connection with our credit facility, on February 8, 2005, we entered into three interest rate swap agreements, with notional amounts of $130.0 million each, to effectively convert a portion of our variable interest rate exposure to fixed rates ranging from 3.76% to 4.11%, plus a 1.75% margin. These swap agreements expire beginning December 31, 2007 through December 31, 2009. On April 7, 2005, we entered into two additional interest rate swap agreements, one with the notional amount of $50.0 million which will fix the interest rate at 4.69%, plus a 1.75% margin beginning on April 29, 2005 and ending on March 31, 2011 and one with the notional amount of $50.0 million which will fix the interest rate at 4.72%, plus a 1.75% margin, beginning on June 30, 2005 and ending on March 31, 2012. On May 15, 2006, we entered into an additional interest rate swap agreement with a notional amount of $50.0 million which will fix the interest rate at 5.36%, plus a 1.75% margin, beginning on June 30, 2006 and ending on December 31, 2009.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate’s Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. We believe that this action is without merit and intend to continue to defend the litigation vigorously.

From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

During the quarter ended June 30, 2006, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the quarter ended June 30, 2006.

Restrictions on Payment of Dividends

Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•       We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. “Cumulative distributable cash” is defined in our credit facility as the amount of “Available cash” generated beginning on April 1, 2005 through the end of the Company’s most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after

April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). “Available cash” is defined in the credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization, swap interest and dividends and accretion on series A preferred stock), (ii) scheduled principal payments on indebtedness, (iii) capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. “Adjusted EBITDA” is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility” in our Annual Report on Form 10-K for the year ended December 31, 2005 and note 8 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report for a more detailed description of our credit facility and these restrictions.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on April 24, 2006. At the meeting, our shareholders:

(1)          Elected the following directors as “Class I directors” to serve until our annual meeting in 2009:

	Votes For:	Votes Withheld:
Eugene B. Johnson	32,631,593	240,910
Patricia Garrison-Corbin	31,848,499	1,024,004

(2)          Ratified the appointment of KPMG LLP as our independent public accountants for the 2006 fiscal year.

Votes For:	Votes Against:	Abstentions:
31,781,265	1,041,688	49,550

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

FAIRPOINT COMMUNICATIONS, INC.
	By:	/s/ JOHN P. CROWLEY
Date: August 7, 2006		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
2.3	Asset Purchase Agreement, dated as of December 14, 2005, by and among FairPoint, Local Exchange Company LLC, Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc.(16)
2.4

Stock Purchase Agreement, dated February 17, 2006, by and among Southern Illinois Cellular Corp. and Crosslink Wireless, Inc., Egyptian Communication Services, Inc., Hamilton County Communications, Inc., HTC Holding Co., MJD Services Corp., Shawnee Communications, Inc. and Wabash Independent Networks, Inc. and Alltel Communications, Inc.(16)

2.5	Stock Purchase Agreement, dated May 26, 2006, among MJD Services Corp., Kevin M. Anderson, Ronald C. Reckrodt, Jeffrey S. Ingram, Dennis R. Devoy and Unite Communications Systems, Inc.*
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(3)
3.2	Amended and Restated By Laws of FairPoint.(3)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(3)
4.3	Form of Initial Senior Note due 2010.(4)
4.4	Form of Exchange Senior Note due 2010.(4)
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

10.6	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.7	Form of Swingline Note.(3)
10.8	Form of RF Note.(3)
10.9	Form of B Term Note.(3)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(7)
10.11	Nominating Agreement, dated as of February 8, 2005.(3)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.13	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(17)
10.14	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(9)
10.15	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(10)
10.16	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.17	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.18	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(12)
10.19	FairPoint 1995 Stock Option Plan.(13)
10.20	FairPoint Amended and Restated 1998 Stock Incentive Plan.(13)
10.21	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(10)
10.22	FairPoint 2005 Stock Incentive Plan.(3)
10.23	FairPoint Annual Incentive Plan.(3)
10.24	Form of Restricted Stock Agreement.(8)
10.25	Form of Director Restricted Stock Agreement.(14)
10.26	Restricted Stock Agreement, dated as of September 21, 2005, by and between FairPoint and John P. Crowley.(15)
10.27	Form of Director Restricted Unit Agreement.(14)

21	Subsidiaries of FairPoint.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.(17)

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

(17)                Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2006.