Form 10-Q
period 2006-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2006-11-03
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

As of November 1, 2006, there were 35,113,105 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$4,483	$5,083
Accounts receivable, net	30,894	34,985
Other	14,179	9,200
Deferred income tax, net	21,655	29,190
Assets of discontinued operations	—	90
Total current assets	71,211	78,548
Property, plant, and equipment, net	248,513	242,617
Investments	11,594	39,808
Goodwill	493,945	481,343
Deferred income tax, net	40,175	47,160
Deferred charges and other assets	24,300	18,663
Total assets	$889,738	$908,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,824	$12,030
Dividends payable	13,869	13,789
Current portion of long-term debt	705	677
Demand notes payable	312	338
Accrued interest payable	542	288
Other accrued liabilities	16,483	20,808
Liabilities of discontinued operations	1,449	2,495
Total current liabilities	45,184	50,425
Long-term liabilities:
Long-term debt, net of current portion	604,037	606,748
Deferred credits and other long-term liabilities	6,770	4,108
Total long-term liabilities	610,807	610,856
Minority interest	9	10
Stockholders’ equity:
Common stock	351	350
Additional paid-in capital	543,717	590,131
Unearned compensation	—	(6,475)
Accumulated deficit	(315,864)	(342,635)
Accumulated other comprehensive income, net	5,534	5,477
Total stockholders’ equity	233,738	246,848
Total liabilities and stockholders’ equity	$889,738	$908,139

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Revenues	$70,700	$66,038	$199,687	$192,909
Operating expenses:
Operating expenses, excluding depreciation and amortization	40,362	38,470	112,242	106,234
Depreciation and amortization	12,839	12,947	39,826	39,063
Total operating expenses	53,201	51,417	152,068	145,297
Income from operations	17,499	14,621	47,619	47,612
Other income (expense):
Net gain (loss) on sale of investments and other assets	64	(15)	14,289	(199)
Interest and dividend income	211	398	3,138	1,670
Interest expense	(9,969)	(10,026)	(29,514)	(36,584)
Equity in net earnings of investees	1,841	2,716	8,206	8,168
Other non-operating, net	—	—	—	(87,746)
Total other income (expense)	(7,853)	(6,927)	(3,881)	(114,691)
Income (loss) before income taxes	9,646	7,694	43,738	(67,079)
Income tax (expense) benefit	(3,668)	(3,504)	(16,965)	87,915
Minority interest	(1)	(1)	(2)	(2)
Net income	$5,977	$4,189	$26,771	$20,834
Weighted average shares outstanding:
Basic	34,651	34,550	34,618	31,043
Diluted	34,796	34,590	34,711	31,085
Earnings per share:
Basic	$0.17	$0.12	$0.77	$0.67
Diluted	$0.17	$0.12	$0.77	$0.67

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income	$5,977	$4,189	$26,771	$20,834
Other comprehensive income:
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $(3.4) million and $3.3 million as of the three months ended September 30, 2006 and 2005, respectively, and net of tax expense of $0.1 million and $2.2 million for the nine months ended September 30, 2006 and 2005, respectively	(5,610)	5,465	57	3,699
Comprehensive income	$367	$9,654	$26,828	$24,533

See accompanying notes to condensed consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$26,771	$20,834
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Dividends and accretion on shares subject to mandatory redemption	—	2,362
Loss on preferred stock subject to mandatory redemption	—	9,899
Deferred income taxes	15,159	(97,921)
Amortization of debt issue costs	1,200	1,458
Depreciation and amortization	39,826	39,063
Loss on early retirement of debt	—	77,847
Minority interest in income of subsidiaries	2	2
Income from equity method investments	(8,206)	(8,168)
Net (gain) loss on sale of investments and other assets	(14,289)	199
Other non cash items	1,403	1,575
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	2,838	(1,551)
Accounts payable and accrued expenses	(4,193)	(15,090)
Income taxes	(520)	8,090
Other assets/liabilities	(996)	226
Total adjustments	32,224	17,991
Net cash provided by operating activities of continuing operations	58,995	38,825
Cash flows from investing activities of continuing operations:
Acquisitions of telephone properties, net of cash acquired	(37,643)	(25,730)
Acquisition of investments	—	(12)
Net capital additions	(25,636)	(17,905)
Distributions from investments	7,901	7,309
Net proceeds from sales of investments and other assets	43,416	175
Other, net	(183)	(629)
Net cash used in investing activities of continuing operations	(12,145)	(36,792)
Cash flows from financing activities of continuing operations:
Net proceeds from issuance of common stock	—	431,921
Debt issue and offering costs	—	(9,061)
Proceeds from issuance of long-term debt	94,450	680,709
Repayments of long-term debt	(99,583)	(883,370)
Repurchase of preferred and common stock	—	(129,278)
Payment of fees and penalties associated with early retirement of long term debt	—	(61,037)
Payment of deferred transaction fee	—	(8,445)
Proceeds from exercise of stock options	24	184
Dividends paid to common stockholders	(41,384)	(21,533)
Net cash provided by (used in) financing activities of continuing operations	(46,493)	90
Cash flows of discontinued operations:
Operating cash flows, net used in	(957)	(610)
Net (decrease) increase in cash	(600)	1,513
Cash, beginning of period	5,083	3,595
Cash, end of period	$4,483	$5,108

See accompanying notes to condensed consolidated financial statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1)          Organization and Basis of Financial Reporting

The accompanying unaudited condensed financial statements of FairPoint Communications, Inc. and subsidiaries as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2005 and, in the opinion of the Company’s management, the unaudited condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint’s results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

On September 19, 2006, the Company declared a dividend totaling $13.9 million, or $0.39781 per share of common stock, which was paid on October 18, 2006 to holders of record as of October 3, 2006. In 2006, the Company has paid dividends totaling $41.4 million, or $1.19343 per share of common stock.

(3)          Income Taxes

The Company’s accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

For the three months ended September 30, 2006, the Company recorded income tax expense of $3.7 million, resulting in an effective rate of 38.0% compared to 45.5% for the three months ended September 30, 2005.

For the nine months ended September 30, 2006, the Company recorded income tax expense of $17.0 million, resulting in an effective rate of 38.8%. The Company’s effective annual tax rate is estimated to be 38.6% for 2006. For the nine months ended September 30, 2005, the Company recorded an income tax benefit of $87.9 million. The income tax benefit and effective tax rate for the nine months ended September 30, 2005 were primarily impacted by unusual items occurring in 2005. Income tax benefits of $21.9 million were recognized due to the taxable loss for the nine months ended September 30, 2005 which resulted primarily from additional costs associated with the extinguishment of debt. In addition, subsequent to the initial public offering, the Company re-evaluated its expectation of future taxable income and concluded that its future taxable income would be sufficient to fully utilize the benefits of net operating loss, or NOL, carryforwards generated prior to the initial public offering. Therefore, the Company recognized an income tax benefit of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from this re-evaluation of the Company’s expectation of generating future taxable income. The income tax benefit also includes $1.6 million for an adjustment to record the Company’s net deferred tax assets at an expected federal income tax rate of 35%, in anticipation of higher levels of taxable income in subsequent periods.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In addition, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. The Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

(4)          Stock-Based Compensation

Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). As a result of this adoption, amounts previously included in stockholders’ equity as unearned compensation are included in additional paid-in capital as of September 30, 2006. At September 30, 2006, the Company had $6.9 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company’s four stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.2 years. These stock-based compensation plans are described below. Any future share awards under any of these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Amounts charged against income, before income tax benefit	$752	$567	$2,036	$1,659
Amount of related income tax benefit recognized in income	283	213	766	624
Total net income impact	$469	$354	$1,270	$1,035

(a)   1995 Stock Incentive Plan

In February 1995, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1995 Stock Incentive Plan (the 1995 Plan). The 1995 Plan covers officers, directors, and employees of the Company. The Company was allowed to issue qualified or nonqualified stock options to purchase up to 215,410 shares of the Company’s Class A common stock to employees that would vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 161,596 shares at $1.32 per share. No options have been granted since 1995. Effective in February 2005, the Company may no longer grant awards under the 1995 Plan. As of January 1, 2006, only 18,013 options remained outstanding. The life of these options had previously been extended to May 21, 2008. In March 2006 the remaining 18,013 options outstanding were exercised. The intrinsic value of these options on the date of exercise was $230,000, the cash received was $24,000 and the tax benefit was $87,000.

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

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 1998 Plan was $58.95 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yield, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made. As of September 30, 2006 and December 31, 2005, options to purchase 832,888 shares of common stock were outstanding with a weighted average exercise price of $10.80.

The following table presents the weighted average price and contractual life information about the various 1998 Plan option groups outstanding at September 30, 2006.

Options outstanding				Options exercisable
	Number		Aggregate	Number
	outstanding at	Remaining	Intrinsic	exercisable at
Exercise	September 30,	contractual	Value	September 30,
price	2006	life (years)	(in thousands)	2006
$9.02	756,332	1.9	6,338	—
14.46	29,183	2.8	86	—
36.94	47,373	5.3	—	—
	832,888		6,424	—

The weighted average remaining contractual life for the options outstanding at September 30, 2006 is 2.1 years. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the closing price of the Company’s stock of $17.40 on September 30, 2006.

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

As of September 30, 2006 and December 31, 2005, there were 229,388 and 240,638 options outstanding under the 2000 Plan, respectively. The options outstanding at September 30, 2006 have a weighted average exercise price of $36.94 and remaining contractual life of 6.0 years. As of September 30,

2006, 210,499 options with a remaining contractual life of 5.9 years were exercisable with a weighted average exercise price of $36.94. Based upon the fair market value of the stock as of September 30, 2006 of $17.40, these options do not have any intrinsic value.

As of September 30, 2006, there were 24,310 stock units outstanding with a weighted average grant date fair value per share of $32.51. None of these awards were vested as of September 30, 2006 or December 31, 2005.

(d)   2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2005 Plan vest over periods ranging from three to four years and certain of these shares pay current dividends. At September 30, 2006, up to 375,343 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Plan.

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

In the second quarter of 2006 and the second quarter of 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In the second quarter of 2005, the Company granted 1,870 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 7,480 stock units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. In the second quarter of 2006, the Company granted an additional 2,200 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 11,000 stock units with a total value at the grant date of approximately $150,000 to the Company’s non-employee directors. As of September 30, 2006, an additional 1,495 stock units were granted in lieu of dividends on the stock units. In addition, in February 2006, 467 stock units were granted to a newly appointed non-employee director. These stock units vested on April 1, 2006.

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

The following table presents information regarding non-vested stock granted to employees under the 2005 Plan during 2006:

		Weighted
		average grant
	Shares	date fair value
	outstanding	per share
Non-vested stock
Non-vested at January 1, 2006	470,029	$18.13
Granted	133,926	15.47
Vested	(88,773)	18.17
Forfeited	(56,369)	18.25
Non-vested at September 30, 2006	458,813	17.33

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

Net liabilities of discontinued competitive communications operations as of September 30, 2006 and December 31, 2005 were $1.4 million and $2.4 million, respectively. The remaining restructuring accrual at September 30, 2006 was $0.3 million, and is primarily associated with remaining equipment and lease obligations.

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

As a result of these swap agreements, as of September 30, 2006, approximately 90% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the three and nine months ended September 30, 2006. At September 30, 2006, the fair market value of these swaps was approximately $8.9 million and has been recorded, net of tax of $3.4 million, as an increase in comprehensive income. Of the $8.9 million, $5.3 million has been included in other current assets and $3.6 million has been included in other long-term assets.

(7)          Investments

The Company has a 7.5% ownership in Orange County Poughkeepsie Limited Partnership, which is accounted for under the equity method. Summary financial information for the partnership follows (in thousands):

	June 30, 2006	December 31, 2005
Current assets	$14,115	$9,812
Property, plant and equipment, net	38,453	37,516
Total assets	$52,568	$47,328
Total liabilities	$1,100	$432
Partners’ capital	51,468	46,896
	$52,568	$47,328

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenues	$42,588	$43,302	$131,282	$123,946
Operating income	32,891	33,565	103,769	100,922
Net income	33,159	33,782	104,548	101,511

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

On August 4, 2005, the Board of Directors of the Rural Telephone Bank, or RTB, approved the liquidation and dissolution of the RTB. As part of such liquidation and dissolution, all RTB loans were to be transferred to the Rural Utilities Service and all shares of the RTB’s Class A Stock, Class B Stock and Class C Stock were to be redeemed at par value. The Company had no outstanding loans with the RTB but owned 2,477,493 shares of Class B Stock and 24,380 shares of Class C Stock. This liquidation was completed in April 2006, and, as a result, the Company received proceeds of $26.9 million from the RTB liquidation. The Company recorded a gain on this investment of approximately $4.1 million in the second quarter of 2006. Some portion of the proceeds received from the RTB, while not estimable at this time, may be subject to review by regulatory authorities who may require us to record a portion thereof as a regulatory liability. In October 2006, the Company was notified that the state of Washington opened a docket to review the proceeds received by companies from the RTB in that state. At this time, the Company can not determine the impact of this review.

On May 1, 2006, the Company completed the sale of its investment in Southern Illinois Cellular Corp., or SICC, from which it received total proceeds of $16.9 million. As part of this sale, the Company received a portion of total proceeds, approximately $2.1 million, in the form of a dividend. In addition to the dividend income of $2.1 million, the Company recorded a gain on this investment of approximately $10.2 million in the second quarter of 2006. Additional proceeds of approximately $2.6 million will be held in escrow and the Company will not record the gain on this portion of the transaction until the proceeds are received.

(8)          Long Term Debt

Long term debt at September 30, 2006 and December 31, 2005 is shown below:

	September 30, 2006	December 31, 2005
	(In thousands)
Senior secured notes (credit facility), variable rates ranging from 7.25% to 9.25% at September 30, 2006, due 2011 to 2012	$600,090	$602,275
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	2,602	3,100
Total outstanding long-term debt	604,742	607,425
Less current portion	(705)	(677)
Total long-term debt, net of current portion	$604,037	$606,748

The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2006 are as follows (in thousands):

Year ending September 30,
2007	$705
2008	743
2009	307
2010	2,208
2011	11,758
Thereafter	589,021
$604,742

The Company has entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. As of September 30, 2006, the Company had borrowed the entire $588.5 million available under the term facility and had $11.6 million outstanding under the revolving facility.

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

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of September 30, 2006, a letter of credit had been issued for $1.4 million.

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

(9)          Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. For the three and nine months ended September 30, 2006 and September 30, 2005, diluted weighted average shares of common stock outstanding included 144,760 and 92,881 shares, respectively, associated with outstanding stock options and non-vested stock and stock units.

The number of potential shares of common stock excluded from the calculation of diluted net income per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Contingent stock options	833	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	229	242	229	241
Restricted stock	432	452	482	471
Restricted stock units	28	30	36	34
Total	1,522	1,557	1,580	1,579

(10)   Subsequent Event

On October 26, 2006, the Company announced a reorganization of its customer sales and services operations. The reorganization will result in additional charges to income from operations of approximately $0.3 million in the fourth quarter of 2006.

(11)   Acquisitions

On August 17, 2006, the Company completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $8.9 million net of cash acquired and debt assumed), subject to adjustment. The Company incurred acquisition costs of $40,000. Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite serves approximately 4,200 access lines in Kearney and Platte City, Missouri.

The Unite acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final determination of the working capital adjustment and final settlement of an escrow (for potential contingent liabilities), the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $5.7 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of

$2.9 million and the remaining $2.8 million has been recognized as goodwill. The estimated useful life of the $2.9 million intangible asset is 15 years.

On July 26, 2006, the Company completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $33.0 million (or $28.8 million net of liabilities assumed), subject to adjustment. The Company incurred acquisition costs of $0.2 million. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas. The acquisition of the assets of Cass County has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final determination of the working capital adjustment and final settlement of an escrow (for potential contingent liabilities), the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $14.1 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $5.3 million and the remaining $8.8 million has been recognized as goodwill. The estimated useful life of the $5.3 million intangible asset is 15 years.

(12)   Litigation

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

Overview

We are a leading provider of communications services in rural communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural communities and we are the 14th largest local telephone company, in each case based on number of access lines. We operate in 18 states with 308,858 access line equivalents (including voice access lines and high speed data lines, or HSD, which include digital subscriber lines, or DSL, wireless broadband and cable modems) in service as of September 30, 2006.

We were incorporated in February 1991 for the purpose of acquiring and operating local exchange carriers in rural markets. Since 1993, we have acquired 34 such businesses, 30 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the rural communities we serve have fewer than 2,500 access lines. All of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. As a result, in our markets, while we have experienced some voice competition from cable providers, it has been limited and we have experienced limited wireline competition. We also are subject to competition from wireless and various other technologies which may increase in the future. If competition were to increase, the originating and terminating access revenues we receive may be reduced as a result of wireless, voice over internet protocol, or VOIP, or other new technology utilization. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

During the third quarter of 2006, we completed the conversion of all access lines previously billed on the ICMS platform to the MACC Customer Master platform (approximately 65% of total access line equivalents). The conversion of the remaining companies is expected to be completed by early 2007.

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenue Source
Local calling services	$16,984	$16,586	$49,875	$48,185	24%	25%	25%	25%
Universal service fund-high cost loop	5,116	5,045	14,666	14,548	7%	8%	7%	8%
Interstate access revenues	19,399	17,697	53,624	54,660	28%	27%	27%	28%
Intrastate access revenues	10,150	10,227	28,015	29,844	14%	15%	14%	15%
Long distance services	6,525	5,694	17,553	15,174	9%	9%	9%	8%
Data and Internet services	7,120	6,230	20,693	17,759	10%	9%	10%	9%
Other services	5,406	4,559	15,261	12,739	8%	7%	8%	7%
Total	$70,700	$66,038	$199,687	$192,909	100%	100%	100%	100%

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

Acquisitions

We intend to continue to pursue selective acquisitions:

•       On September 13, 2006, the Company and certain subsidiaries entered into an Agreement and Plan of Merger with The Germantown Independent Telephone Company, or GITC. On October 16, 2006, we announced that the shareholders of GITC approved the merger. The merger consideration is $10.2 million. This transaction is expected to close in the fourth quarter of 2006. GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio, serving approximately 4,400 access line equivalents. We refer to this merger herein as the GITC merger.

•       On August 17, 2006, we completed the purchase of Unite for approximately $11.5 million (or $8.9 million net of cash acquired and debt assumed), subject to adjustment. Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite serves approximately 4,200 access lines in Kearney and Platte City, Missouri, approximately 50 miles north of the Cass County service territory.

•       On July 26, 2006, we completed the purchase of the assets of Cass County, for approximately $33.0 million (or $28.8 million net of liabilities assumed), subject to adjustment. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

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

•       On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired). Bentleyville, which had approximately 3,600 access line equivalents as of the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania which are adjacent to our existing operations in Pennsylvania.

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

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

	Three months ended September 30,		Three months ended September 30,
	2006	% of revenue	2005	% of revenue
	(in thousands)
Revenues	$70,700	100.0%	$66,038	100.0%
Operating expenses	40,362	57.1%	38,470	58.3%
Depreciation and amortization	12,839	18.1%	12,947	19.6%
Total operating expenses	53,201	75.2%	51,417	77.9%
Income from operations	17,499	24.8%	14,621	22.1%
Net gain (loss) on sale of investments and other assets	64	0.1%	(15)	(0.0)%
Interest and dividend income	211	0.3%	398	0.6%
Interest expense	(9,969)	(14.1)%	(10,026)	(15.2)%
Equity in net earnings of investees	1,841	2.6%	2,716	4.1%
Total other income (expense)	(7,853)	(11.1)%	(6,927)	(10.5)%
Income before income taxes	9,646	13.7%	7,694	11.6%
Income tax expense	(3,668)	(5.2)%	(3,504)	(5.3)%
Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	(0.0)%
Net income	$5,977	8.5%	$4,189	6.3%

Revenues

Revenues.   Revenues increased $4.7 million to $70.7 million in 2006 compared to $66.0 million in 2005. Excluding the impact of acquired operations, revenues increased $1.6 million compared to the third quarter of 2005. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $0.4 million to $17.0 million in 2006 compared to $16.6 million in 2005. Excluding the impact of acquired operations, local calling service revenues decreased $0.5 million compared to the third quarter of 2005. Voice access lines, including lines acquired, increased 1.2% from the third quarter of 2005. Voice access lines, excluding acquired lines, decreased 3.5% from the third quarter of 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts increased $0.1 million to $5.1 million in the third quarter of 2006 compared to the third quarter of 2005. Excluding the impact of acquired operations, universal service fund revenues decreased $0.2 million compared to the third quarter of 2005.

Interstate access revenues.   Interstate access revenues were $19.4 million for the three months ended September 30, 2006 compared to $17.7 million for the three months ended September 30, 2005. Excluding the impact of acquired companies, interstate access revenues increased $0.8 million compared to 2005. This increase is primarily the result of revenue requirement factors adjusted based on recent cost study filings. These occur periodically in the normal course of business.

Intrastate access revenues.   Intrastate access revenues decreased $0.1 million to $10.2 million for the three months ended September 30, 2006. Excluding the impact of acquired companies, intrastate access revenues decreased $0.4 million compared to 2005. Intrastate access revenue declined primarily due to a decrease in access rates and a decrease in minutes of use compared to the third quarter of 2005. Intrastate access revenues are expected to continue to decline.

Long distance services.   Long distance services revenues increased $0.8 million from $5.7 million in 2005 to $6.5 million in 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2006 was 45.6% of voice access lines as compared to 42.3% as of September 30, 2005.

Data and Internet services.   Data and Internet services revenues increased $0.9 million to $7.1 million in 2006 compared to 2005. Excluding the impact of acquired companies, data and Internet revenues increased $0.7 million compared to 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 43,103 as of September 30, 2005 to 57,095 as of September 30, 2006 and represents a 22.7% penetration of voice access lines.

Other services.   Other services revenues increased from $4.6 million in 2005 to $5.4 million in 2006. Excluding the impact of acquired companies, other services revenues increased $0.5 million compared to 2005. This increase is principally driven by an increase in directory revenues in 2006.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $1.9 million to $40.4 million in 2006 from $38.5 million in 2005. Approximately $1.5 million of this increase is related to operating expenses of the companies acquired in the last twelve months. This increase also results from an increase in expenses related to HSD and long distance services of $1.0 million and an increase in employee compensation expenses of $0.6 million, partially offset by a decrease in bad debt expenses of $1.0 million and a decrease in consulting expenses of $0.5 million. Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. For the three months ended September 30, 2006 and 2005, stock based compensation expenses totaled $0.8 million and $0.6 million, respectively.

Depreciation and amortization.   Depreciation and amortization expense decreased $0.1 million to $12.8 million in 2006.

Income from operations.   Income from operations increased $2.9 million to $17.5 million in 2006. This increase was driven principally by income from operations of companies acquired in the last twelve months. In general, income from operations has been declining due to the increased percentage of lower margin unregulated revenues in our total business mix due to HSD and long distance revenue growth, which offset declining higher margin regulated revenues. In addition to the increase in unregulated products, we experienced declines in local and intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other income (expense) increased $0.9 million to $(7.9) million in 2006. The primary driver of this increase in expenses was a reduction in equity in net earnings of investees of $0.9 million. In addition, gains on sale of investments increased $0.1 million, interest and dividend income decreased $0.2 million and interest expense decreased $0.1 million to $9.9 million in 2006.

Income tax (expense) benefit.   Income tax expense of $3.7 million was recorded for the three months ended September 30, 2006, resulting in an effective rate of 38.0% as compared to 45.5% as of September 30, 2005. Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

Net income.   Net income was $6.0 million for the three months ended September 30, 2006 as compared to net income of $4.2 million for the three months ended September 30, 2005. The differences between 2006 and 2005 are a result of the factors discussed above.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

	Nine months ended September 30,		Nine months ended September 30,
	2006	% of revenue	2005	% of revenue
	(in thousands)
Revenues	$199,687	100.0%	$192,909	100.0%
Operating expenses	112,242	56.2%	106,234	55.1%
Depreciation and amortization	39,826	20.0%	39,063	20.2%
Total operating expenses	152,068	76.2%	145,297	75.3%
Income from operations	47,619	23.8%	47,612	24.7%
Net gain (loss) on sale of investments and other assets	14,289	7.2%	(199)	(0.1)%
Interest and dividend income	3,138	1.6%	1,670	0.9%
Interest expense	(29,514)	(14.8)%	(36,584)	(19.0)%
Equity in net earnings of investees	8,206	4.1%	8,168	4.2%
Other non-operating, net	—	—	(87,746)	(45.5)%
Total other income (expense)	(3,881)	(1.9)%	(114,691)	(59.5)%
Income (loss) before income taxes	43,738	21.9%	(67,079)	(34.8)%
Income tax benefit (expense)	(16,965)	(8.5)%	87,915	45.6%
Minority interest in income of subsidiaries	(2)	(0.0)%	(2)	(0.0)%
Net income	$26,771	13.4%	$20,834	10.8%

Revenues

Revenues.   Revenues increased $6.8 million to $199.7 million in 2006 compared to $192.9 million in 2005. Excluding the impact of acquired operations, revenues increased $0.2 million compared to the prior year. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $1.7 million to $49.9 million in 2006 compared to $48.2 million in 2005. Excluding the impact of acquired operations, local calling service revenues increased $0.1 million compared to 2005. Voice access lines, including lines acquired, increased 1.2% from September 30, 2005. Voice access lines, excluding acquired lines, decreased 3.5% from September 30, 2005.

Universal Service Fund high cost loop.   Universal Service Fund high cost loop receipts increased $0.1 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Excluding the impact of acquired operations, universal service fund revenues decreased $0.1 million compared to the prior year.

Interstate access revenues.   Interstate access revenues were $53.6 million for the nine months ended September 30, 2006 compared to $54.7 million for the nine months ended September 30, 2005. Excluding the impact of acquired companies, interstate access revenues decreased $2.7 million compared to 2005. The primary drivers of this decrease were decreases in revenue settlements and adjustments related to prior years. In the second quarter of 2005, these revenue settlements and adjustments increased revenue by $1.9 million while in the second quarter of 2006, the settlements and adjustments decreased revenue by approximately $1.0 million. Therefore, the two adjustments combined resulted in a decrease in interstate revenues of $2.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Intrastate access revenues.   Intrastate access revenues decreased $1.8 million to $28.0 million in 2006 compared to 2005. Excluding the impact of acquired companies, intrastate access revenues decreased $2.9 million compared to 2005. Intrastate access revenue declined primarily due to a decrease in access rates and a decrease in minutes of use compared to 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate access revenues are expected to continue to decline.

Long distance services.   Long distance services revenues increased $2.4 million from $15.2 million in 2005 to $17.6 million in 2006. Excluding the impact of acquired operations, long distance services revenues increased $2.1 million compared to the nine months ended September 30, 2005. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2006 was 45.6% of voice access lines as compared to 42.3% as of September 30, 2005.

Data and Internet services.   Data and Internet services revenues increased $2.9 million to $20.7 million in 2006 compared to 2005. Excluding the impact of acquired operations, data and Internet services revenues increased $2.3 million compared to the nine months ended September 30, 2005. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our HSD subscribers increased from 43,103 as of September 30, 2005 to 57,095 as of September 30, 2006 and represents a 22.7% penetration of voice access lines.

Other services.   Other services revenues increased from $12.7 million in 2005 to $15.3 million in 2006. Excluding the impact of acquired companies, other services revenues increased $1.4 million compared to 2005. This increase is principally driven by an increase in directory revenues in 2006.

Operating Expenses

Operating expenses, excluding depreciation and amortization.   Operating expenses increased $6.0 million to $112.2 million in 2006 from $106.2 million in 2005. Approximately $3.9 million of this increase is related to operating expenses of the companies acquired in the last twelve months. This increase also results from an increase in billing expenses of $1.3 million, an increase in expenses related to HSD and long distance services of $1.3 million, an increase in employee compensation expenses of $1.1 million, an increase in audit and tax related expenses of $0.7 million and an increase in operating taxes of $0.6 million. These increases were partially offset by a decrease in consulting expenses of $2.2 million due to expenses incurred in 2005 related to our preparation for compliance under Section 404 of the Sarbanes-Oxley Act and a decrease in bad debt expenses of $1.3 million. Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. For the nine months ended September 30, 2006 and 2005, stock based compensation expenses totaled $2.0 million and $1.7 million, respectively.

Depreciation and amortization.   Depreciation and amortization expense increased $0.8 million to $39.8 million in 2006.

Income from operations.   Income from operations remained flat at $47.6 million in 2006 and 2005. Income from operations of companies acquired in the last twelve months offset declines related to the increased percentage of lower margin unregulated revenues in our total business mix due to HSD and long distance revenue growth, which offset declining higher margin regulated revenues. In addition to the increase in unregulated products, we experienced declines in interstate and intrastate revenues which have significantly higher margins and we have also experienced an increase in operating expenses.

Other income (expense).   Total other income (expense) increased $110.8 million to $(3.9) million in 2006 compared to the prior year of $(114.7) million. Gains on sale of investments increased $14.5 million primarily due to the sale of our investments in the RTB and SICC. Interest and dividend income increased $1.5 million primarily as a result of a dividend distribution from SICC associated with the sale. Interest expense decreased $7.1 million to $29.5 million in 2006, mainly attributable to the initial public offering and related transactions in 2005 which substantially de-leveraged us and provided a decrease in interest expense. In 2005, in connection with the initial public offering, we repurchased our series A preferred stock and repaid our old credit facility and repurchased or redeemed substantially all of our high yield debt which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax (expense) benefit.   Income tax expense of $17.0 million was recorded for the nine months ended September 30, 2006, resulting in an effective rate of 38.8%. Exclusive of unusual items affecting the tax rate, our effective annual tax rate was 43.2% as of September 30, 2005.

At the time of the initial public offering and related transactions in February 2005, we had NOL carryforwards of $265.3 million. Prior to February 2005, we did not expect to generate sufficient taxable income in future years to fully utilize these NOL carryforwards and, as a result, reduced the expected benefit of these NOL carryforwards by $66.0 million. Subsequent to the initial public offering and related transactions, we re-evaluated our expectation of future taxable income and concluded that our future taxable income would be sufficient to fully utilize the benefits of the NOL carryforwards. As a result of this re-evaluation, we recognized an income tax benefit of $66.0 million for the nine months ended September 30, 2005. Additional income tax benefits of $21.9 million were recognized in the nine months ended September 30, 2005 due to the taxable loss which resulted mainly from additional costs associated with the extinguishment of debt. These two items resulted in a net income tax benefit of $87.9 million for the nine months ended September 30, 2005.

Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. As of December 31, 2005, we had $291.9 million of federal and state NOL carryforwards. As a result, the income tax expense we record is generally greater than the income taxes actually paid by us.

Net income.   Net income was $26.8 million for the nine months ended September 30, 2006 as compared to net income of $20.8 million for the nine months ended September 30, 2005. The differences between 2006 and 2005 are a result of the factors discussed above.

Liquidity and Capital Resources

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our credit facility; (ii) capital expenditures; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock; and (v) potential acquisitions. Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to our stockholders instead of retaining it in our business. However, we are not required to pay dividends, and our board of directors may modify or revoke our dividend policy at any time. Dividend payments are within the sole discretion of our board of directors and will depend upon, among other things, our results of operations, our financial condition, future developments that could differ materially from our current expectations, including competitive or technological developments (which could, for example, increase our need for capital expenditures), acquisition opportunities or other factors.

On September 19, 2006, the Company declared a dividend totaling $13.9 million, or $0.39781 per share of common stock, which was paid on October 18, 2006 to holders of record as of October 3, 2006. In 2006, the Company has paid dividends totaling $41.4 million, or $1.19343 per share of common stock.

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

For the nine months ended September 30, 2006, net cash provided by operating activities of continuing operations was $59.0 million compared to $38.8 million for the nine months ended September 30, 2005. The increase in 2006 compared to 2005 is primarily a result of the initial public offering and related transactions in 2005 which substantially de-leveraged us, resulting in a reduction in accrued interest.

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

We have entered into various interest rate swap agreements which are detailed in note 6 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report. As a result of these swap agreements, as of September 30, 2006, approximately 90% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

As of December 31, 2005 we had $291.9 million of federal and state NOL carryforwards. As a result of the utilization of the net operating loss carryforwards, we are not paying significant income taxes.

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

Net cash used in investing activities of continuing operations was $12.1 million for the nine months ended September 30, 2006 compared to $36.8 million for the nine months ended September 30, 2005. These cash flows primarily reflect net capital expenditures of $25.6 million and $17.9 million for the nine months ended September 30, 2006 and 2005, respectively. Offsetting capital expenditures were distributions from investments of $7.9 million and $7.3 million for the nine months ended September 30, 2006 and 2005, respectively, and proceeds from the sale of investments of $43.4 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively. In April, 2006, we received proceeds of

$26.9 million from the liquidation of our investment in the RTB. In addition, on May 1, 2006, we received proceeds of $14.8 million from the sale of our investment in SICC. The distributions from investments represent passive ownership interests in partnership and other investments. We do not control the timing or amount of distributions from such investments. In 2006, we also used $37.6 million in cash to acquire telephone properties compared to $25.7 million in 2005.

Net cash used in financing activities of continuing operations was $46.5 million for the nine months ended September 30, 2006. Net cash provided by financing activities of continuing operations was $0.1 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we used cash to pay dividends of $41.4 million and used cash of $5.1 million associated with the net repayment of long term debt. For the nine months ended September 30, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $202.7 million and the repurchase of preferred and common stock of $129.3 million. Remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million, to pay debt issuance costs of $8.5 million and to pay dividends of $21.5 million.

On July 26, 2006, we completed the purchase of the assets of Cass County for approximately $33.0 million (or $28.8 million net of liabilities assumed) in cash, subject to adjustment. On August 17, 2006, we completed the purchase of Unite for approximately $11.5 million (or $8.9 million net of cash acquired and debt assumed) subject to adjustment. We funded these acquisitions from cash on hand and from borrowings under the revolving facility of our credit facility. We intend to fund the GITC merger from cash on hand and from borrowings under the revolving facility of our credit facility.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures generally constitute an attractive use of our cash flow. Net capital expenditures were approximately $25.6 million for the nine months ended September 30, 2006. We expect total capital expenditures for 2006 to be approximately $32.5 to $33.0 million.

Our credit facility consists of a $100.0 million revolving facility, of which $87.0 million was available at September 30, 2006, that matures in February 2011 and a term facility of $588.5 million, of which $588.5 million was outstanding at September 30, 2006, that matures in February 2012. A $1.4 million letter of credit was also outstanding as of September 30, 2006. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into amendments to our credit facility. For a summary description of our credit facility, see note 8 of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report.

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

The following table discloses aggregate information about our contractual obligations as of September 30, 2006 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$705	$705	$—	$—	$—
Long term debt	604,037	—	1,050	13,966	589,021
Operating leases(1)	6,136	1,253	1,968	942	1,973
Minimum purchase contract	728	555	149	24	—
Total contractual cash obligations	$611,606	$2,513	$3,167	$14,932	$590,994

(1)          Real property lease obligations of $0.2 million associated with the discontinued operations discussed in note (5) of the “Notes to Condensed Consolidated Financial Statements” in this Quarterly Report are stated in this table at total contractual amounts. Operating leases from continuing operations of $5.9 million are also included.

The following table discloses aggregate information about our derivative financial instruments as of September 30, 2006, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$8,869	5,248	2,972	595	54

(1)          Fair value of interest rate swaps at September 30, 2006 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

Based on certain assumptions, we had $291.9 million in federal and state NOL carryforwards as of December 31, 2005. In February 2005, we completed the initial public offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our NOL carryforwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the net operating losses, we will need to generate future taxable income of approximately $219 million prior to the expiration of the net operating loss carry forwards beginning in 2019 to 2025. In addition, as a result of the offering, we have substantially reduced our aggregate long term debt and expect a significant reduction in our annual interest expense. When considered together with our history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, we expect that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

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

Goodwill was $493.9 million at September 30, 2006. In addition, we have recorded intangible assets related to the acquired companies’ customer relationships of $12.0 million. These intangible assets will be amortized over 15 years. The intangible assets are included in Deferred Charges and Other Assets on the Condensed Consolidated Balance Sheet.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles, or GAAP, it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS 157 are effective for us in the first quarter 2008. We expect no significant impact from adopting SFAS 157.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We will be required to adopt the provisions of SAB 108 in our financial statements for the fiscal year ended December 31, 2006. We do not believe that the adoption of SAB 108 will have a material impact our consolidated financial statements.

Inflation

We do not believe inflation has a significant effect on our operations.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk.

As of September 30, 2006, approximately 90% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR.

If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at September 30, 2006 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.1 million for the nine months ended September 30, 2006.

We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we pay a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or we receive a payment if the variable rate payment is above the contractual rate. The chart below provides details of each of our interest rate swap agreements.

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

Item 1A.                Risk Factors

During the quarter ended September 30, 2006, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the quarter ended September 30, 2006.

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

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•       We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. “Cumulative distributable cash” is defined in our credit facility as the amount of “available cash” generated beginning on April 1, 2005 through the end of the Company’s most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). “Available cash” is defined in our credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization, swap interest and dividends and accretion on series A preferred stock), (ii) scheduled principal payments on indebtedness, (iii) capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. “Adjusted EBITDA” is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.                        Other Information.

Our 2007 Annual Meeting of Stockholders, which we refer to as the 2007 Annual Meeting, will be held on June 14, 2007, which date is more than 30 days from the date on which the 2006 Annual Meeting of Stockholders took place. The proxy rules promulgated by the Securities and Exchange Commission under the Exchange Act require us to inform stockholders of such change in date in addition to the new deadline for stockholder proposals in our earliest possible Quarterly Report on Form 10-Q. Accordingly, we hereby notify our stockholders that stockholder proposals for our 2007 Annual Meeting must be submitted to us no later than February 15, 2007.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: November 3, 2006	By:	/s/ JOHN P. CROWLEY
		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2003, by and among FairPoint, MJD Ventures, Inc., FairPoint Berkshire Corporation and Berkshire Telephone Corporation.(1)
2.2	Agreement and Plan of Merger, dated as of April 22, 2005, by and among FairPoint, MJD Ventures, Inc., FairPoint Bentleyville Corporation and Bentleyville Communications Corporation.(2)
2.3	Asset Purchase Agreement, dated as of December 14, 2005, by and among FairPoint, Local Exchange Company LLC, Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc.(16)
2.4	Stock Purchase Agreement, dated May 26, 2006, among MJD Services Corp., Kevin M. Anderson, Ronald C. Reckrodt, Jeffrey S. Ingram, Dennis R. Devoy and Unite Communications Systems, Inc.(18)
2.5	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.*
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(3)
3.2	Amended and Restated By Laws of FairPoint.(3)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(3)
4.3	Form of Initial Senior Note due 2010.(4)
4.4	Form of Exchange Senior Note due 2010.(4)
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

10.6	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(2)
10.7	Form of Swingline Note.(3)

10.8	Form of RF Note.(3)
10.9	Form of B Term Note.(3)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(7)
10.11	Nominating Agreement, dated as of February 8, 2005.(3)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.13	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(17)
10.14	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(9)
10.15	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(10)
10.16	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.17	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.18	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(12)
10.19	FairPoint 1995 Stock Option Plan.(13)
10.20	FairPoint Amended and Restated 1998 Stock Incentive Plan.(13)
10.21	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(10)
10.22	FairPoint 2005 Stock Incentive Plan.(3)
10.23	FairPoint Annual Incentive Plan.(3)
10.24	Form of February 2005 Restricted Stock Agreement.(8)
10.25	Form of Non-Director Restricted Stock Agreement.(15)
10.26	Form of Director Restricted Stock Agreement.(14)
10.27	Form of Director Restricted Unit Agreement.(14)
21	Subsidiaries of FairPoint.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.(17)

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

(18) Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2006.