Form 10-K
period 2006-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2007-03-13
CIK 1062613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission File Number 333-56365

FairPoint Communications, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware
(State or Other Jurisdiction of	13-3725229
Incorporation or Organization)	(I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 250
Charlotte, North Carolina	28202
(Address of Principal Executive Offices)	(Zip code)

Registrant’s Telephone Number, Including Area Code: (704) 344-8150.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2006 (based on the closing price of $14.40 per share as quoted on the New York Stock Exchange as of such date) was approximately $386,771,000.

As of March 1, 2007, there were 35,271,910 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

•       future performance generally,

•       our dividend policy and expectations regarding dividend payments,

•       business development activities,

•       future capital and operating expenditures, including in connection with our proposed merger with a subsidiary of Verizon Communications Inc.,

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

Our Business

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 14th largest local telephone company in the United States, in each case based on number of access lines. We operate in 18 states with 311,150 access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of December 31, 2006.

We were incorporated in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. We have acquired 35 such businesses, 31 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the communities we serve have fewer than 2,500 access lines. Most of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the Telecommunications Act.

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

Recent Developments

On January 15, 2007, we entered into an Agreement and Plan of Merger, referred to herein as the Merger Agreement, with Verizon Communications Inc., or Verizon, and Northern New England Spinco Inc., or Spinco, a newly formed wholly-owned subsidiary of Verizon that will own Verizon’s local exchange and certain related business activities in Maine, New Hampshire and Vermont following the contribution by Verizon (directly or through one or more subsidiaries) of assets to Spinco and the assumption by Spinco of certain related liabilities. Following the contribution of such assets and liabilities to Spinco, and subject to the approval of the transaction by our stockholders and the satisfaction of other closing conditions, including receipt of certain regulatory approvals, Verizon will distribute to its stockholders all of the shares of capital stock of Spinco, and then Spinco will immediately be merged with and into the Company, with the Company continuing as the surviving corporation. Spinco stockholders will receive newly issued shares of the Company’s common stock in exchange for their shares of Spinco. This transaction is referred to herein as the Merger.

Verizon and Spinco entered into a Distribution Agreement, dated as of January 15, 2007, under which certain specified assets and liabilities will be transferred to subsidiaries of Spinco and certain distributions will be made and debt securities issued by Spinco. We, as successor by merger to Spinco, will have certain post-closing rights for specified periods to ensure that the assets and liabilities specified in the Distribution Agreement were transferred to Spinco. For accounting purposes, we expect that FairPoint will be the acquiree. Consequently, merger related costs will been expensed as incurred in connection with the transaction and FairPoint’s assets and liabilities will be recorded at fair value at acquisition.

In connection with the Merger, on January 15, 2007 we also entered into (i) a Transition Services Agreement with certain subsidiaries of Verizon, (ii) an Employee Matters Agreement with Verizon and Spinco, (iii) a Tax Sharing Agreement with Verizon and Spinco, and (iv) a Master Services Agreement with Capgemini U.S. LLC. The Merger and related transactions are expected to be completed within one year.

Separately, on January 15, 2007, Taconic Telephone Corp., or Taconic, a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement, referred to herein as the O-P Purchase Agreement, with Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP pursuant to which Taconic will sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership. The sale is expected to be completed in the second quarter of 2007.

For additional information regarding the Merger and related transactions, and the Merger Agreement and related agreements, see our Current Report on Form 8-K filed with the SEC on January 19, 2007.

Following the Merger, our operations will be more focused on small urban markets and geographically concentrated in the northeastern United States, we expect to face more competition in our business located in the northeastern United States, and we expect to be less dependent on regulated revenues.

Our Competitive Strengths

We believe we are distinguished by the following competitive strengths:

•       Leading market share.   We have the leading market position in the communities we serve, with limited competition. Demand for telephone services from our residential and local business customers has historically been very stable despite changing economic conditions. As a result, we have experienced less of a decline in access lines during the last two years as compared to regional bell operating companies. Additionally, our telephone companies operate in generally supportive regulatory environments. These factors have permitted us to generate consistent cash flows and strong margins.

•       Geographically diversified markets.   We currently operate 31 local exchange companies in 18 states enabling us to capitalize on economies of scale and operating efficiencies. Our geographic diversity significantly enhances our cash flow stability by limiting our exposure to competition, local economic downturns and state regulatory changes. In addition, we believe that we have achieved significant scale efficiencies by centralizing many functions, such as sales and marketing, operations, network planning, accounting and customer service.

•       Technologically advanced infrastructure.   Our advanced network infrastructure enables us to provide a wide array of communications services. Our network consists of central office hosts and remote sites all with digital switches (primarily manufactured by Nortel and Siemens) and operating with current software. As a result of our historic capital investments, we believe that our network infrastructure requires predictable capital expenditures and allows us to implement certain broadband enabled services with minimal incremental cost. As of December 31, 2006, approximately 99% of our exchanges were capable of providing broadband services and approximately 92% of our access lines are high speed data capable.

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

•       Management team with proven track record.   We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 23 years of industry experience. Our management team has successfully integrated 35 business acquisitions since 1993, improving revenues and cash flow significantly while enhancing service quality and broadening service offerings.

Our Strategy

The key elements of our strategy are to:

•       Increase revenue per customer.   We are focused on increasing our revenues by introducing innovative product offerings and marketing strategies for enhanced and ancillary services to meet the growing needs of our customers. Our long standing relationships with our customers have helped us to successfully cross-sell broadband and value-added services, such as DSL, long distance, Internet dial-up, voicemail and other services. We will continue to evaluate and implement technologies that will allow us to offer new products and services and improve contribution per customer.

•       Continue to improve operating efficiencies and profitability.   We have achieved significant operating efficiencies by applying our operational, regulatory, marketing and management expertise to our acquired businesses. We intend to continue to increase our operating efficiencies by consolidating various administrative functions and implementing best practices across our company.

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

•       Grow through selective acquisitions.   We believe that our acquisition strategy has been successful because of our ability to integrate acquisitions and improve operating efficiencies in the businesses we acquire. Our management team has consistently produced strong operating cash flow improvements in our acquired businesses. We will continue to evaluate and pursue acquisitions which provide the opportunity to enhance our revenues and cash flows. However, our ability to pursue acquisitions is limited by the Merger Agreement.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information regarding our revenue sources.

Local Calling Services

Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined “exchange” area. Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a rural local exchange carrier’s territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

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

Intrastate Access Charges.   We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our rural local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the call. We bill access charges relating to such calls through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority.

Interstate Access Charges.   We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the Federal Communications Commission instead of the state regulatory authority.

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

Other Services

We seek to capitalize on our local exchange carriers’ local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.

Cable TV and Video.   In certain of our markets we offer video services to our customers through cable television and video-over-DSL.

Enhanced Services.   Our advanced digital switch and voicemail platforms allow us to offer enhanced services such as call waiting, call forwarding and transferring, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial.

Billing and Collection.   Many interexchange carriers provide long distance services to our local exchange carrier customers and may elect to use our billing and collection services. Our local exchange carriers charge interexchange carriers a billing and collection fee for each call record generated by the interexchange carrier’s customer.

Directory Services.   Through our local telephone companies, we publish telephone directories in the majority of our locations. These directories provide white page listings, yellow page listings and community information listings. These directories generate revenues and operating cash flow from the sale of yellow page and related advertising to businesses. We contract with leading industry providers to assist in the sale of advertising and the compilation of information, as well as the production, publication and distribution of these directories.

Our Markets

Most of our 31 local exchange companies operate as the incumbent local exchange carrier in each of their respective markets. Our local exchange companies serve an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 77% of our access lines serve residential customers. Our business customers account for approximately 23% of our access lines. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2006:

State	Access Line Equivalents
Maine	68,163
Florida	56,127
New York	52,877
Washington	47,268
Ohio	15,268
Missouri	15,133
Illinois	8,257
Virginia	8,321
Vermont	7,426
Idaho	6,860
Kansas	6,935
Pennsylvania	6,572
Oklahoma	4,124
Colorado	3,711
Other States(1)	4,108
Total:	311,150

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

Each of our local exchange companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong identity and reputation that each rural local exchange carrier enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our identity in order to attain higher recognition with potential customers.

To demonstrate our commitment to the markets we serve, we maintain a strong local presence in our service territories. We believe that a local presence helps facilitate a direct connection to the community, which improves customer satisfaction and loyalty.

In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote rural economic development in the rural communities we serve.

Many of the companies acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such rural local exchange carriers, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2006, we had 255 employees engaged in sales, marketing and customer service.

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

As of December 31, 2006, 17 of our operating companies had converted to a single outsourced billing platform (Mid America Computer Corporation, or MACC). The conversion of the remaining companies is expected to be completed by the middle of 2007.

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

In our rural local exchange carrier markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2006, we had deployed this technology in 152 of our 154 exchanges. Approximately 99% of our exchanges are capable of providing broadband services through cable modem, wireless broadband and/or DSL technology.

Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture will enable us to efficiently respond to these technological changes.

Competition

We believe that the Telecommunications Act and other recent actions taken by the Federal Communications Commission and state regulatory authorities promote competition in the provision of communications services; however, many of the competitive threats now confronting larger regulated telephone companies are limited in the rural local exchange carrier marketplace. Our rural local exchange carriers historically have experienced limited wireline competition as the incumbent carrier in their markets because the demographic characteristics of rural communications markets generally will not support the high cost of operations and significant capital investment required for new wireline entrants to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas, as rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage other wireline competitors from entering territories serviced by our rural local exchange carriers.

Wireless Competition

In most of our rural markets we face competition from wireless technology and, as technology and economies of scale improve, competition from wireless carriers may increase. In addition, the Federal Communications Commission’s requirement that telephone companies offer wireline-to-wireless number portability may increase the competition we face from wireless carriers.

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

In addition, we have and could continue to face increased competition from competitive local exchange carriers, particularly in offering services to Internet service providers.

Voice Over Internet Protocol Competition

VoIP service is increasingly being embraced by all industry participants. VoIP service essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the existing public switched telephone network. This routing mechanism may give VoIP service providers a cost advantage and enable them to offer services to end users at a lower price. While current VoIP applications typically complete calls using incumbent local exchange carrier infrastructure and networks, as VoIP services obtain acceptance and market penetration and technology advances further, a greater quantity of communication may be placed without utilizing the public switched telephone network. The proliferation of VoIP, particularly to the extent such communications do not utilize our rural local exchange carriers’ networks, may result in an erosion of our customer base and loss of access fees and other funding.

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

Employees

As of December 31, 2006, we employed a total of 952 employees. 127 employees of our local exchange companies are represented by four unions. We believe the state of our relationship with our union and non-union employees is generally good. Within our company, 109 employees are employed at our corporate offices and 843 employees are employed at our local exchange companies.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Regulatory Environment

The following summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Risks Related to our Regulatory Environment” in this Annual Report.

Our regulated communications services are subject to extensive federal, state and local regulation. We hold various regulatory authorizations for our service offerings. At the federal level, the Federal Communications Commission generally exercises jurisdiction over all facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over such facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies have substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive communications providers. Local governments often regulate the public rights-of-way necessary to install and operate networks, and may require communications services providers to obtain licenses or franchises regulating their use of public rights-of-way. Additionally, municipalities and other local government agencies may regulate limited aspects of our business, including our use of public rights-of-way, and by requiring us to obtain construction permits and abide by building codes.

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

Federal Regulation

We must comply with the Communications Act which requires, among other things, that communications carriers offer services at just and reasonable rates and on non-discriminatory terms and conditions. The amendments to the Communications Act contained in the Telecommunications Act dramatically changed the landscape of the communications industry. The central aim of the Telecommunications Act was to open local communications marketplaces to competition while enhancing universal service. Most significantly, the Telecommunications Act governs the removal of barriers to market entry into local telephone services, requires incumbent local exchange carriers to interconnect with competitors, establishes procedures pursuant to which incumbent local exchange carriers may provide other services, such as the provision of long distance services by regional Bell operating companies, and imposes on incumbent local exchange carriers duties to negotiate interconnection arrangements in good faith.

Removal of Entry Barriers.   Prior to the enactment of the Telecommunications Act, many states limited the services that could be offered by a company competing with an incumbent local exchange carrier. The Telecommunications Act generally preempts state and local laws that prevent competitive entry into the provision of any communications service. However, states can modify conditions of entry into areas served by rural local exchange carriers where the state regulatory commission determines that such modification is warranted by the public interest. Since the passage of the Telecommunications Act, we have experienced limited wireline competition from cable providers, however recently cable service providers have been introducing VoIP local service offerings that may increase their ability to compete for residential customer lines, and we have experienced increasing competition from wireless service providers.

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

The Federal Communications Commission regulates the levels of interstate access charges by imposing price caps on larger incumbent local telephone companies. These price caps can be adjusted based on various formulae, such as inflation and productivity, and otherwise through regulatory proceedings. Smaller incumbents may elect to base access charges on price caps, but are not required to do so unless they elected to use price caps in the past or their affiliated incumbent local telephone companies base their access charges on price caps. Each of our 31 local telephone subsidiaries elected not to apply the Federal Communications Commission’s price caps. Instead, our subsidiaries employ rate-of-return regulation for their interstate access charges.

The Federal Communications Commission has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the Federal Communications Commission adopted an order implementing the beginning phases of the Multi Association Group plan to reform the access charge system for rural carriers. The Multi Association Group plan is revenue neutral to our operating companies. Among other things, the Multi Association Group plan reduces access charges and shifts a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. In adopting the Multi Association Group plan, the Federal Communications Commission also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25%. In addition, to the extent our rural local exchange carriers become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange carriers rather than to us. Additionally, the access charges we receive may be reduced as a result of competition by other service providers such as wireless and VoIP services. Such a circumstance could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Communications Commission has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and could, as a result, substantially modify the current forms of carrier-to-carrier payments for interconnected traffic. In July of 2006 a diverse group of telecommunications providers filed a comprehensive plan for intercarrier compensation reform called the “Missoula Plan” with the Federal Communications Commission. This Plan would, among other things, unify state and interstate intercarrier rates, provide a restructure mechanism to replace intercarrier revenues lost through rate unification, resolve a number of outstanding disputes among carriers regarding interconnection and compensation obligations, and introduce an optional incentive plan for carriers currently under rate-of-return regulation. It is unclear at this time what, if anything, the Federal Communications Commission will do with the Missoula Plan recommendations. Furthermore, in the notice of proposed rulemaking on VoIP services adopted by the Federal Communications Commission in February 2004, the Federal Communications Commission has sought comment on whether access charges should apply to VoIP or other Internet Protocol-based services. It is unknown at this time what additional changes, if any, the Federal Communications Commission may eventually adopt and the effect of any such changes on our business.

Rural Local Exchange Carrier Services Regulation.   Our rural local exchange carrier services revenue is subject to regulation including regulation by the Federal Communications Commission and incentive regulation by various state regulatory commissions. State lawmakers will likely continue to review the statutes governing the level and type of regulation for communications services. It is expected that over the next few years, legislative and regulatory actions will provide opportunities to restructure rates, introduce more flexible incentive regulation programs and possibly reduce the overall level of regulation. We expect the election of incentive regulation plans and the expected reduction in the overall level of regulation to allow us to introduce new services and pricing changes more expeditiously than in the past. At the same time, however, the implementation of such new programs may also lead to reductions in intrastate access charges.

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

State Regulation

Most states have some form of certification requirement that requires providers of communications services to obtain authority from the state regulatory commission prior to offering common carrier services within the state. Most of our rural local exchange companies operate as the incumbent local telephone company in the states in which they operate and are certified in those states to provide local telephone services. State regulatory commissions generally regulate the rates incumbent local exchange carriers charge for intrastate services, including rates for intrastate access services paid by providers of intrastate long distance services. Although the Federal Communications Commission has preempted certain state regulations pursuant to the Telecommunications Act, states have retained authority to impose requirements on carriers necessary to preserve universal service, protect public safety and welfare, ensure quality of service and protect consumers. For instance, incumbent local exchange carriers must file tariffs setting forth the terms, conditions and prices for their intrastate services, and such tariffs may be challenged by third parties. From time to time, states conduct rate cases or “earnings” reviews. These reviews may result in the disallowance of certain investments or expenses for ratemaking purposes.

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

Local Government Authorizations

We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain rural and small urban communities. Some of these franchises may require the payment of franchise fees. We have obtained such municipal franchises as were required. In some areas, we do not need to obtain such permits or franchises because the subcontractors or electric utilities with which we have contracts already possess the requisite authorizations to construct or expand our networks.

Promotion of Local Service Competition and Traditional Telephone Companies

As discussed above, the Telecommunications Act provides, in general, for the removal of barriers to entry into the communications industry in order to promote competition for the provision of local service. Congress, however, has recognized that states should not be prohibited from taking actions necessary to preserve and advance universal service, and has further recognized that special consideration should be given to the appropriate conditions for competitive entry in areas served by rural telephone companies, such as our 31 local exchange carrier subsidiaries.

Pursuant to the Telecommunications Act, all local exchange carriers, including both incumbents and new competitive carriers, are required to: (i) allow others to resell their services at retail rates; (ii) ensure that customers can keep their telephone numbers when changing carriers; (iii) ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the competitors’ costs of completing calls to competitors’ customers. Competitors are required to compensate the incumbent telephone company for the cost of providing these interconnection services. Under the Telecommunications Act, our rural local exchange carriers may request from state regulatory commissions, suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that such exemption, suspension or modification is consistent with the public interest and necessary to avoid a significant adverse economic impact on communications users and generally avoid imposing a requirement that is technically unfeasible or unduly economically burdensome. If a state regulatory commission denies some or all of any such request made by one of our rural local exchange carriers, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase and our revenues could decline. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive such interconnection rights. With the exception of our requests to modify the May 24, 2004 implementation date for local number portability in certain states, we have not encountered a need to file any such requests for suspension or modification of the interconnection requirements.

The Telecommunications Act, with certain exceptions, imposes the following additional duties on incumbent telephone companies by requiring them to: (i) interconnect their facilities and equipment with any requesting communications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements such as local loops, switches and transport facilities, at nondiscriminatory rates and on nondiscriminatory terms and conditions; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent telephone company’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to unbundled network elements at the premises of the incumbent telephone company. Competitors are required to compensate the incumbent local exchange carrier for the cost of providing these interconnection services. However, pursuant to the Telecommunications Act, rural telephone companies, including our rural local exchange carriers, are automatically exempt from these additional incumbent telephone company requirements. The exemption remains effective until an incumbent rural local telephone company receives a bona fide request for these additional interconnection services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service objectives set forth in the Telecommunications Act. This exemption remains effective for all of our incumbent local telephone operations, except in Florida where the legislature has determined that all incumbent local exchange carriers are required to provide the additional interconnection services as prescribed in the Telecommunications Act. If a request for any of these additional interconnection services is filed by a potential competitor with respect to one of our other operating territories, we are likely to ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds such exemption in whole or in part and if the state regulatory commission does not allow us adequate compensation for the costs of providing the interconnection, our costs would significantly increase, we would face new competitors in that state and we could suffer a significant loss of customers and resulting declines in our revenues. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements.

Promotion of Universal Service

The payments received by our rural local exchange carriers from the Universal Service Fund are intended to support the high cost of our operations in rural markets. Payments from the high cost loop component of the Universal Service Fund represented 7% of our revenues for the year ended December 31, 2006. Under current Federal Communications Commission regulations, the total Universal Service Fund available to all rural local telephone companies is subject to a cap. In any given year, the cap may or may not be reached. In any year where the cap is reached, the per access line rate at which we can recover Universal Service Fund payments may decrease. In addition, the consideration of changes in the federal rules governing both the collection and distribution of Universal Service Fund is pending before the Federal Communications Commission. If our rural local exchange carriers were unable to receive Universal Service Fund payments, or if such payments were reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Payments from the Universal Service Fund fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. Over the past year, the national average cost per loop in relation to our average cost per loop has increased and we believe the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund will likely decline.

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

Two notable regulatory changes enacted by the Federal Communications Commission in the last six years are the adoption, with certain modifications, of the Rural Task Force proposed framework for rural high-cost universal service support and the implementation of the Multi Association Group plan. The Federal Communications Commission’s Rural Task Force order modified the existing universal service support mechanism for rural local exchange carriers and adopted an interim embedded, or historical, cost mechanism for a five-year period that provides predictable levels of support to rural carriers. The Federal

Communication Commission stated its intention to develop a long-term plan based on forward looking costs upon the expiration of the five-year period on May 30, 2006. Prior to this expiration date, the Commission extended the embedded-cost mechanism until such time as the Federal-State Joint Board on Universal Service recommends and the Commission approves a replacement universal service distribution mechanism. The Multi Association Group plan created a new universal service support mechanism, Interstate Common Line Support, to replace carrier common line access charges and the recovery of certain costs formerly recovered through traffic sensitive access charges. A recent Federal Communications Commission order merged long term support into its interstate common line support mechanism without reducing (at least initially) the aggregate universal service support from the two mechanisms (both of which had been previously transformed from access charge revenue streams into universal service support mechanisms). As a result of these changes, when a competitor is designated as an eligible telecommunications carrier, it also receives an increased level of Universal Service Fund support equal to the level received by the incumbent on a per line basis.

The Federal-State Joint Board on Universal Service and the Federal Communications Commission are currently considering revisions to both the collection and distribution mechanisms for universal service funds. Universal service funding is currently collected through a surcharge on interstate and international end-user revenues. Declining long distance revenues, the popularity of service bundles that include local and long distance services, and the growth in the size of the fund, due primarily to increased funding to competitive eligible telecommunications carriers, are all causing the Federal Communications Commission to consider alternative and more sustainable means for collecting this funding. An alternative under active consideration would be to impose some form of surcharge on telephone numbers and/or network connections. Concerning fund distribution, in March of 2005 the Federal Communications Commission issued new rules to set more stringent requirements for competitive eligible telecommunications carriers to obtain universal service funding. Despite these changes, the overall size of the fund continues to grow, and the Joint Board and the Federal Communications Commission are seeking means to control this growth. In August of 2006 the Joint Board released a Public Notice requesting comment on the possible use of reverse auctions to determine recipients of high-cost universal service reform. It is unknown at this time exactly what course the Federal Communications Commission will take on universal service distribution reform, but it is possible the remedy ultimately selected by the Commission could materially affect the amount of universal service funding we receive.

In addition, there are a number of judicial appeals challenging several aspects of the Federal Communications Commission’s universal service rules. It is not possible to predict at this time whether the Federal Communications Commission or Congress will require modification to those rules, or the ultimate impact any such modification might have on us.

Potential Internet Regulatory Obligations

In connection with our Internet access offerings, we could become subject to laws and regulations as they are adopted or applied to the Internet. There is currently only limited regulation applicable to the Internet. As the significance of the Internet expands, federal, state and local governments may adopt rules and regulations, or apply existing laws and regulations to the Internet, and related matters are under consideration in both federal and state legislative and regulatory bodies. The Federal Communications Commission is currently reviewing the appropriate regulatory framework governing broadband access to the Internet through telephone and cable operators’ communications networks. We cannot predict whether the outcome will prove beneficial or detrimental to our competitive position. In February 2004, the Federal Communications Commission initiated a proceeding to examine the regulatory implications of VoIP technology. We cannot predict the results of these proceedings, the nature of these regulations or their impact on our business. Recently there have also been discussions of “net neutrality” or the potential requirement for non-discriminatory treatment of traffic over broadband networks. It is too early to predict what, if any, impact this may have on our business.

In 2005, the Federal Communications Commission adopted FCC Order 05-150, which puts wireline broadband Internet access service, commonly delivered by DSL technology, on an equal regulatory footing with cable modem service. This approach is consistent with a 2005 United States Supreme Court decision upholding the Federal Communications Commission’s light regulatory treatment of cable modem service. Specifically, the Federal Communications Commission determined that wireline broadband Internet access services are defined as information services functionally integrated with a telecommunications component. In the past, the Federal Communications Commission required facilities-based providers to offer wireline broadband transmission components separately from their Internet service as a stand alone service on a common-carrier basis, and thus classified that component as a telecommunications service. The Federal Communications Commission order provides an option which allows rate of return carriers, such as our operating companies, the option to continue providing DSL service as a common carrier (status quo) offering but carriers are no longer required to do so.

Environmental Regulations

Like all other local telephone companies, our 31 local exchange carrier subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

Other Information

We make available on our website, www.fairpoint.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC.

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

Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on regulatory, competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Our credit facility contains significant restrictions on our ability to make dividend payments. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock in accordance with the dividend policy. If we were to use borrowings under our credit facility’s revolving facility to fund dividends, we would have less cash available for future dividends. The reduction or elimination of dividends may negatively affect the market price of our common stock.

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

Borrowings under our credit facility bear interest at variable interest rates. Accordingly, if any of the base reference interest rates for the borrowings under our credit facility increase, our interest expense will increase, which could negatively impact our ability to pay dividends on our common stock. We have entered into interest rate swap agreements which effectively convert a significant portion of our variable rate interest exposure to fixed rates. As a result of these swap agreements, a significant portion of our indebtedness bears interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations with respect to borrowings under our credit facility will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. If we choose to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge in the future, the amount of cash available to pay dividends on our common stock may decrease. However, to the extent interest rates increase in the future, we may not be able to enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge on acceptable terms.

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

If we have insufficient cash flow to cover the expected dividend payments under our dividend policy due to costs associated with the Merger or other factors we would need to reduce or eliminate dividends or, to the extent permitted under the agreements governing our indebtedness, fund a portion of our dividends with additional borrowings.

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

Prior to the closing of the Merger, we expect to invest approximately $95 million to $110 million in transition and other costs in connection with the transaction. Verizon has agreed to reimburse us for up to $40 million of these pre-closing transition costs as described in the Merger Agreement. We expect to partially offset these pre-closing transition costs with proceeds we expect to receive from the sale of our interest in Orange County Poughkeepsie Limited Partnership to an affiliate of Verizon, which sale is expected to occur during the second quarter of 2007. However, there can be no assurance that the sale will close during the second quarter of 2007 or at all.

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

In anticipation of the Merger, we will spend a significant amount of money on assets and services that are not useful in our existing business.

Prior to the closing of the Merger, we expect to invest approximately $95 million to $110 million in transition and other costs in connection with the transaction. Verizon has agreed to reimburse us for up to $40 million of these pre-closing transition costs as described in the Merger Agreement. A significant portion of the amount we expect to spend on pre-closing transition costs will be spent on assets and services will not be useful in our existing business. In addition, the amounts actually spent on such transition costs may exceed budgeted amounts.

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

The Company’s operating subsidiaries have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or other distributions. In addition, we have minority investments and passive partnership interests from which we receive distributions. We do not control the timing or amount of distributions from such investments or interests and we may not have access to the cash flows of these entities.

Accordingly, our ability to pay dividends with respect to shares of our common stock and to repay our credit facility at maturity or otherwise may be dependent upon factors beyond our control. Subject to limitations in our credit facility, the Company’s subsidiaries may also enter into agreements that contain covenants prohibiting them from distributing or advancing funds or transferring assets to the Company under certain circumstances, including to pay dividends. Certain regulatory orders may similarly restrict or prohibit the Company’s subsidiaries from taking such actions.

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

Limitations on usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends.

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

In connection with the Merger, we will issue an estimated 53.8 million shares of our common stock to stockholders of Spinco. We plan to register the issuance of such shares pursuant to a registration statement to be filed with the SEC.

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

Our business generates revenue by delivering voice and data services over access lines. We have experienced net voice access line losses, adjusted for acquisitions and divestitures, of 10.2% for the period from January 1, 2002 through December 31, 2006 and 3.5% for the period from December 31, 2005 through December 31, 2006, due mainly to challenging economic conditions and the introduction of digital subscriber line services. We may continue to experience net access line losses in our markets. Our inability to retain access lines could adversely affect our business and results of operations.

The Merger may present significant challenges to our management that could divert management’s attention from day-to-day operations and have a negative impact on our business.

There is a significant degree of difficulty and management distraction inherent in the process of closing the Merger and preparing to integrate our business and Spinco’s business which could cause an interruption of, or loss of momentum in, the activities of our existing business. Prior to the closing of the Merger, our management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and develop new products or strategies. One potential consequence of such distractions could be the failure of management to realize opportunities to respond to the increasing forms of competition that our business is facing, which could increase the rate of access line loss that our business has experienced in recent years. If our senior management is not able to effectively manage the process leading up to the Merger, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We are subject to competition that may adversely impact us.

As an incumbent carrier, we historically have experienced little competition in our rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural markets, we face competition from wireless technology, which may increase as wireless technology improves. We also face competition from wireline and cable television operators. We may face additional competition from new market entrants, such as providers of wireless broadband, VoIP, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that competition will intensify. Many of our competitors have brand recognition, offer online content services and have financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on our business.

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

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or our response thereto delayed while our management devotes significant effort and resources to closing the Merger and preparing to integrate our business and Spinco’s business. An element of our business strategy is to deliver enhanced and ancillary services to customers. The successful delivery of new services is uncertain and dependent on many factors, and we may not generate anticipated revenues from such services.

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

We have grown rapidly by acquiring other businesses and we expect that a portion of our future growth will result from additional acquisitions, some of which may be material. Growth through acquisitions, including the Merger, entails numerous risks, including:

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

•       failure to achieve projected cost savings or cash flow from acquired businesses;

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

The size of Spinco’s business in relation to our existing business may exacerbate the above risks with respect to the Merger.

In addition, future acquisitions by us could result in the incurrence of indebtedness or contingent liabilities, which could have a material adverse effect on our business and our ability to pay dividends on our common stock, provide adequate working capital and service our indebtedness.

There can be no assurance that we will be able to successfully complete the integration of Spinco or of other businesses that we have already acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, there will be a risk that our business may be adversely affected.

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

The failure of any of our billing systems could result in our inability to adequately bill and provide service to our customers. We are in the process of converting all of our companies to a single outsourced billing platform. The conversion is expected to be complete by the middle of 2007. At the completion of this project, we will have a single integrated billing platform for our end-user customers.  The failure to successfully complete this conversion or the failure of any of our billing systems could have a material adverse effect on our business, financial condition and results of operations.

We depend on third parties for our provision of long distance and bandwidth services.

Our provision of long distance and bandwidth services is dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases which may adversely affect our results of operations.

We may not be able to maintain the necessary rights-of-way for our networks.

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install and maintain conduit and related communications equipment for any expansion of our networks. We may need to renew current rights-of-way for our networks and cannot assure you that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we may be required to remove our existing facilities from under the streets or abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our networks, if we decide to do so, could be impaired.

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

Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing the management, storage and disposal of hazardous substances, materials and wastes. Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any contamination at owned or operated properties; or for contamination arising from the disposal by us or our predecessors of hazardous wastes at formerly owned properties or at third party waste disposal sites. In addition, we could be held responsible for third party property or personal injury claims relating to any such contamination or violations of environmental laws. Changes in existing laws or regulations or future acquisitions could require us to incur substantial future costs relating to such matters.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of our internal controls may result in our identifying material weaknesses in our internal controls. If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

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

Risk of loss or reduction of network access charge revenues.   A significant portion of our revenues come from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions served. This also includes Universal Service Fund payments for local switching support, long term support and interstate common line support. In recent years, several of these long distance carriers have declared bankruptcy. Future declarations of bankruptcy by one or more carriers that utilize our access services could negatively impact our financial results. The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and such rates could change. Further, from time to time federal and state regulatory bodies conduct rate cases and/or “earnings” reviews, which may result in rate changes. The Federal Communications Commission has reformed and continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. In October 2001, the Federal Communications Commission reformed the system to reduce interstate access charges and shift a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. Although these changes were implemented on a revenue neutral basis (with commensurate increases in other charges and Universal Service Fund support), there is no assurance that future changes in access charge rates will be implemented on a revenue neutral basis. Furthermore, to the extent our rural local exchange carriers become subject to competition, such access charges could be paid to competing communications providers rather than to us. Additionally, the originating and terminating access revenues we receive may be reduced as a result of wireless, VoIP, or other new technology utilization. Finally, the Federal Communications Commission is currently weighing several proposals to comprehensively reform the intercarrier compensation regime in order to create a uniform system of intercarrier payments. Any such proposal eventually adopted by the Federal Communications Commission will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether. Decreases or losses of access charges may or may not result in offsetting increases in local, subscriber line or Universal Service Fund revenues. Regulatory developments of this type could adversely affect our business, revenue and/or profitability.

Risk of loss or reduction of Universal Service Fund support.   We receive Universal Service Fund revenues to support the high cost of our operations in rural markets. The high cost loop support we receive from the Universal Service Fund is based upon our average cost per loop compared to the national average cost per loop. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. The national average cost per loop in relation to our average cost per loop has increased and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund have declined and will likely continue to decline. This support fluctuates based upon the historical costs of our operating companies. In addition to the Universal Service Fund high cost loop support, we also receive other Universal Service Fund support payments, which include local switching support, long term support, and interstate common line support that used to be included in our interstate access charge revenues (the Federal Communications Commission has recently merged long term support into interstate common line support). If our rural local exchange carriers were unable to receive support from the Universal Service Fund, or if such support was reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically, in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

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

On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers for receipt of high-cost support. In its corresponding order, released on March 17, 2005, the Federal Communications Commission adopted additional mandatory requirements for Eligible Telecommunications Carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate Eligible Telecommunications Carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. The Federal Communications Commission adopted interim changes to this methodology in June 2006, and further revisions will be part of an overall rulemaking regarding Universal Service Support that remains pending.

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

The consummation of the Merger is subject to certain state and federal regulatory approvals. We cannot assure you that we will be able to obtain the necessary approvals, that could delay or prevent the consummation of the Merger.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

On or about November 22, 2006, we received a comment letter from the SEC regarding our Annual Report on Form 10-K for our fiscal year ended December 31, 2005. All comments were resolved through correspondence with the SEC.

ITEM 2.                PROPERTIES

We own all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our rural local exchange carrier business. Our administrative and maintenance facilities are generally located in or near the rural communities served by our rural local exchange carriers and our central offices are often within the administrative building and/or outlying customer service centers. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

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

From time to time, we are involved in other litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common stock began trading on the New York Stock Exchange under the symbol “FRP” on February 4, 2005. Prior to that time, there was no trading market for our common stock.

The following table shows the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

Year ended December 31, 2006	High	Low
First quarter	$14.41	$10.92
Second quarter	14.40	12.91
Third quarter	18.10	13.81
Fourth quarter	19.74	17.40

Year ended December 31, 2005	High	Low
First quarter	$18.05	$14.97
Second quarter	16.55	14.49
Third quarter	16.66	14.32
Fourth quarter	14.30	10.36

The following table shows the dividends which have been declared and/or paid on our common stock during 2006 and 2005:

Year ended December 31, 2006	Per Share Dividend Declared	Date Declared	Record Date	Date Paid/Payable
First quarter	$0.39781	March 15, 2006	March 31, 2006	April 18, 2006
Second quarter	0.39781	June 21, 2006	July 6, 2006	July 21, 2006
Third quarter	0.39781	September 19, 2006	October 3, 2006	October 18, 2006
Fourth quarter	0.39781	December 13, 2006	December 29, 2006	January 16, 2007

Year ended December 31, 2005	Per Share Dividend Declared	Date Declared	Record Date	Date Paid/Payable
First quarter(1)	$0.22543	March 3, 2005	March 31, 2005	April 15, 2005
Second quarter	0.39781	June 16, 2005	June 30, 2005	July 19, 2005
Third quarter	0.39781	September 21, 2005	October 3, 2005	October 19, 2005
Fourth quarter	0.39781	December 14, 2005	December 30, 2005	January 18, 2006

(1)          Our initial public offering occurred in February 2005 and, therefore, we paid a partial quarterly dividend for the first quarter of 2005.

As of March 1, 2007, there were approximately 119 holders of record of our common stock.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the New York Stock Exchange and (ii) the cumulative total return of the peer group set forth below which was selected by us. The period compared commences on January 1, 2006 and ends on

December 31, 2006. This graph assumes that $100 was invested on January 1, 2006 in our common stock and in each of the market index and the peer group index at the closing price for the Company and the other companies, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not indicative of future price performance.

Our peer group consists of the following companies:  CenturyTel, Inc., Citizens Communications Company, Consolidated Communications Holdings, Inc., Iowa Telecommunications Services, Inc. and  Windstream Corporation.

Dividend Policy and Restrictions

General

Our board of directors has adopted a dividend policy which reflects an intention that a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of our common stock, rather than retained by us and used for other purposes, including to finance growth opportunities. This policy reflects our judgment that our stockholders would be better served if we distributed to them such substantial portion of the excess cash generated by our business instead of retaining it in our business. However, our stockholders may not receive any dividends as a result of the following factors:

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

Prior to the closing of the Merger, we expect to invest approximately $95 million to $110 million in transition and other costs in connection with the transaction. Verizon has agreed to reimburse us for up to $40 million of these pre-closing transition costs as described in the Merger Agreement. A significant portion of the amount we expect to spend on pre-closing transition costs will be spent on assets and services which will not be useful in our existing business. We expect to fund these expenditures principally from the proceeds we expect to receive from the sale of our interest in Orange County Poughkeepsie Limited Partnership to an affiliate of Verizon, which sale is expected to occur during the second quarter of 2007. See “—Restrictions on Payment of Dividends” below.

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

Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•       We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. “Cumulative distributable cash” is defined in our credit facility as the amount of “available cash” generated beginning on April 1, 2005 through the end of the Company’s most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). “Available cash” is defined in our credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization and swap interest), (ii) scheduled principal payments on indebtedness, (iii) consolidated capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. “Adjusted EBITDA” is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

•       We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio is above 5.25 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility’s revolving facility).

Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” in this Annual Report for a more detailed description of our credit facility and these restrictions.

Equity Compensation Plan Information

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by our stockholders	1,077,417	$15.52	280,880
Equity compensation plans not approved by our stockholders	0	$0	0

(1)          Includes 832,888 options to purchase shares of our common stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 209,075 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, 14,549 restricted units granted under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan and 20,905 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

(2)          Includes 280,880 shares under the FairPoint Communications, Inc. 2005 Stock Incentive Plan. Available shares shown above for the FairPoint Communications, Inc. 2005 Stock Incentive Plan include shares that have become available due to forfeitures or have been re-acquired by the Company for any reasons without delivery of the stock, as allowed under the terms of the plan.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None of our equity securities registered pursuant to Section 12 of the Exchange Act  were purchased by us or affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during 2006.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during 2006.

ITEM 6.                SELECTED FINANCIAL DATA

The following financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations:
Revenues	$270,069	$262,843	$252,645	$231,432	$230,819
Operating expenses:
Operating expenses	155,463	143,425	128,804	111,203	111,189
Depreciation and amortization	53,236	52,390	50,287	48,089	46,310
Total operating expenses	208,699	195,815	179,091	159,292	157,499
Income from operations	61,370	67,028	73,554	72,140	73,320
Interest expense(1)	(39,665)	(46,416)	(104,315)	(90,224)	(69,520)
Other income (expense), net(2)	28,671	(75,156)	6,926	9,600	(11,974)
Income (loss) from continuing operations before income taxes	50,376	(54,544)	(23,835)	(8,484)	(8,174)
Income tax (expense) benefit(3)	(19,858)	83,096	(516)	236	(518)
Minority interest in income of subsidiaries	(2)	(2)	(2)	(2)	(2)
Income (loss) from continuing operations	30,516	28,550	(24,353)	(8,250)	(8,694)
Income from discontinued operations	574	380	671	9,921	21,933
Net income (loss)	31,090	28,930	(23,682)	1,671	13,239
Redeemable preferred stock dividends and accretion(1)	—	—	—	(8,892)	(11,918)
Gain on repurchase of redeemable preferred stock	—	—	—	2,905	—
Net income (loss) attributable to common shareholders	$31,090	$28,930	$(23,682)	$(4,316)	$1,321
Basic shares outstanding	34,629	31,927	9,468	9,483	9,498
Diluted shares outstanding	34,754	31,957	9,468	9,483	9,498
Basic and diluted earnings (loss) from continuing operations per share	$0.88	$0.89	$(2.57)	$(1.50)	$(2.17)
Operating Data:
Capital expenditures	$32,317	$28,099	$36,492	$33,595	$38,803
Access line equivalents(4)	311,150	288,899	271,150	264,308	248,581
Residential access lines	194,119	188,206	189,668	196,145	189,803
Business access lines	57,587	55,410	49,606	50,226	51,810
High Speed Data subscribers	59,444	45,283	31,876	17,937	6,968
Summary Cash Flow Data:
Net cash provided by operating activities of continuing operations	$81,766	$61,682	$45,975	$32,834	$55,632
Net cash used in investing activities of continuing operations	(27,361)	(42,807)	(20,986)	(54,010)	(30,258)
Net cash used in financing activities of continuing operations	(54,668)	(16,647)	(23,966)	(1,976)	(12,546)
Balance Sheet Data (at period end):
Cash	$3,805	$5,083	$3,595	$5,603	$5,394
Property, plant and equipment, net	246,264	242,617	252,262	266,706	271,690
Total assets	885,230	908,139	819,136	843,068	829,253
Total long term debt	607,986	607,425	810,432	825,560	804,190
Preferred shares subject to mandatory redemption(5)	—	—	116,880	96,699	90,307
Total stockholders’ equity (deficit)	224,719	246,848	(172,952)	(147,953)	(146,150)

(1)           Interest expense includes amortization of debt issue costs aggregating $1,571, $1,859, $4,603, $4,171 and $3,664 for the fiscal years ended December 31, 2006, 2005, 2004, 2003 and 2002. We prospectively adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 requires us to classify as a long-term liability our series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock is described as “Preferred Shares Subject to Mandatory Redemption” in the balance sheet and dividends and accretion on these shares are included in pre-tax income prior to repurchase in 2005 whereas previously they were presented as a reduction to equity (a dividend), and, therefore, a reduction of net income available to common stockholders. For the years ended December 31, 2005, 2004 and 2003, interest expense includes $2,362, $20,181 and $9,049, respectively, related to dividends and accretion on preferred shares subject to mandatory redemption.

(2)           In 2003, other income (expense) includes a $3,465 gain on the extinguishment of debt and a $4,967 loss for the write-off of debt issue costs related to this extinguishment of debt. In 2004, other income (expense) includes a $5,951 loss for the write-off of debt issuance and offering costs associated with an abandoned offering of Income Deposit Securities. In 2005, other income (expense) includes an $87.7 million loss on early retirement of debt and loss on repurchase of series A preferred stock. In 2006, other income (expense) includes gains on sales of investments and other assets of $14.7 million.

(3)           In 2005, we recorded an income tax benefit of $83.1 million which is primarily the result of the recognition of deferred tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the recapitalization that occurred as part of our initial public offering in February 2005.

(4)           Total access line equivalents includes voice access lines and high speed data lines, which include DSL lines, wireless broadband and cable modem.

(5)          In connection with our initial public offering, we repurchased all of our series A preferred stock from the holders thereof.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A.—Risk Factors” in this Annual Report.

Overview

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 14th largest local telephone company in the United States, in each case based on number of access lines. We operate in 18 states with 311,150 access line equivalents (including voice access lines and high speed data lines, or HSD, which include DSL, wireless broadband and cable modems) in service as of December 31, 2006.

We were incorporated in February 1991 for the purpose of acquiring and operating local exchange carriers in rural markets. Since 1993, we have acquired 35 such businesses, 31 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the communities we serve have fewer than 2,500 access lines. Most of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act.

Rural local exchange carriers generally are characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We also are subject to competition from wireless and various other technologies which may increase in the future. If competition were to increase, the originating and terminating access revenues we receive may be reduced as a result of wireless, VoIP, or other new technology utilization. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

During 2006, we completed the conversion of all access lines previously billed on the ICMS platform to the MACC Customer Master platform (approximately 65% of total access line equivalents).  The conversion of the remaining companies is expected to be completed by the middle of 2007.

Our board of directors has adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retained and used for other purposes.

We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the Federal Communications Commission has jurisdiction over interstate and international communications services. State telecommunications regulators exercise jurisdiction over intrastate communications services.

On January 15, 2007, we entered into the Merger Agreement pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation. Following the Merger, our operations will be more focused on small urban markets and geographically concentrated in the northeastern United States, we expect to face more competition in our business located in the northeastern United States, and we expect to be less dependent on regulated revenue.

Revenues

We derive our revenues from:

•       Local calling services.   We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

•       Universal Service Fund high cost loop support.   We receive payments from the Universal Service Fund, or USF, to support the high cost of our operations in rural markets. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the USF would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the USF would increase. The national average cost per loop in relation to our average cost per loop has increased, and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the USF have declined and will likely continue to decline.

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

•       Other services.   We receive revenues from other services, including video services (including cable television and video-over-DSL), billing and collection, directory services and sale and maintenance of customer premise equipment.

The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
	Revenue (in thousands)			% of Revenue
Local calling services	$67,656	$65,105	$63,150	25%	25%	25%
Universal Service Fund high cost loop	20,046	19,737	22,151	7	8	9
Interstate access	72,392	75,287	70,297	27	29	28
Intrastate access	37,352	40,009	42,389	14	15	17
Long distance services	23,537	20,868	17,766	9	7	7
Data and Internet services	28,242	24,168	19,054	10	9	7
Other services	20,844	17,669	17,838	8	7	7
Total	$270,069	$262,843	$252,645	100%	100%	100%

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

•       Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.

Acquisitions and Mergers

We intend to continue to pursue selective acquisitions and mergers. Recent transactions are listed below.

•       On January 15, 2007, we entered into the Merger Agreement pursuant to which the Company and Spinco will merge, with the Company continuing as the surviving corporation for legal purposes. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own Verizon’s local exchange and related business activities in Maine, New Hampshire and Vermont. For accounting purposes, we expect that FairPoint will be the acquiree. Consequently, merger related costs will been expensed as incurred in connection with the transaction and FairPoint’s assets and liabilities will be recorded at fair value at acquisition.

•       On November 15, 2006, we completed a merger with The Germantown Independent Telephone Company, or GITC. The merger consideration was $10.7 million (or $9.2 million net of cash acquired). GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio, serving approximately 4,400 access line equivalents, as of the date of acquisition.

•       On August 17, 2006, we completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $11.4 million net of cash acquired). Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite served approximately 4,200 access lines in Kearney and Platte City, Missouri, approximately 50 miles north of the Cass County service territory, as of the date of acquisition.

•       On July 26, 2006, we completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $33.0 million (or $28.7 million net of liabilities assumed), subject to adjustment. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

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

•       On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired). Bentleyville, which had approximately 3,600 access line equivalents as of the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania that are adjacent to our existing operations in Pennsylvania.

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

Results of Operations

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2006	% of revenue	2005	% of revenue	2004	% of revenue
Revenues	$270,069	100.0%	$262,843	100.0%	$252,645	100.0%
Operating expenses, excluding depreciation and amortization	155,463	57.6	143,425	54.6	128,804	51.0
Depreciation and amortization	53,236	19.7	52,390	19.9	50,287	19.9
Total operating expenses	208,699	77.3	195,815	74.5	179,091	70.9
Income from operations	61,370	22.7	67,028	25.5	73,554	29.1
Other income (expense):
Net gain (loss) on sale of investments and other assets	14,740	5.5	(11)	—	104	—
Interest and dividend income	3,315	1.2	2,499	1.0	2,335	0.9
Interest expense	(39,665)	(14.7)	(46,416)	(17.7)	(104,315)	(41.3)
Impairment of investments	—	—	(1,200)	(0.5)	(349)	0.1
Equity in net earnings of investees	10,616	3.9	11,302	4.3	10,899	4.3
Realized and unrealized losses on interest rate swaps	—	—	—	—	(112)	—
Other nonoperating, net	—	—	(87,746)	33.4	(5,951)	(2.5)
Total other expense	(10,994)	(4.1)	(121,572)	46.3	(97,389)	(38.5)
Income (loss) from continuing operations before income taxes	50,376	18.6	(54,544)	(20.8)	(23,835)	(9.4)
Income tax benefit (expense)	(19,858)	(7.3)	83,096	31.6	(516)	(0.2)
Minority interest in income of subsidiaries	(2)	—	(2)	—	(2)	—
Income (loss) from continuing operations	$30,516	11.3%	$28,550	10.9%	$(24,353)	(9.6)%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues

Revenues increased $7.2 million to $270.1 million in 2006 compared to 2005. Operations acquired in 2005 and 2006 contributed $10.6 million to the increased total revenues. Excluding the impact of acquired operations, revenues from our existing operations decreased $3.4 million. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $2.6 million to $67.7 million in 2006. Acquired operations increased local calling service revenues by $3.0 million. Revenues from our existing operations decreased $0.4 million compared to 2005. The decrease in local revenues from existing operations is primarily due to a 3.4% decline in net voice access lines.

Universal Service Fund high cost loop support.   USF high cost loop payments increased $0.3 million to $20.0 million in 2006. Acquired operations added $0.6 million in USF revenue and USF revenues from our existing operations declined $0.3 million. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the USF have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

Interstate access.   Interstate access revenues decreased $2.9 million to $72.4 million in 2006 compared to 2005. Acquired operations added $2.8 million in interstate access revenues in 2006. Interstate access revenues from our existing operations decreased $5.7 million. In 2006, we recognized certain negative interstate revenue settlement adjustments related to prior years in the amount of $0.8 million. In addition, in 2005, we recognized certain positive interstate revenue settlement adjustments related to prior years which accounted for approximately $4.3 million of interstate access revenue. Excluding these prior year adjustments and acquired operations, interstate access revenue would have declined $0.6 million in 2006.

Intrastate access.   Intrastate access revenues decreased $2.7 million to $37.4 million in 2006 compared to 2005. Acquired operations added $1.3 million in intrastate access revenues in 2006. Intrastate access revenues from our existing operations decreased  $4.0 million. Intrastate access revenues declined primarily due to a decrease in access rates and a decrease in minutes of use compared to 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate access revenues are expected to continue to decline.

Long distance services.   Long distance services revenues increased $2.7 million to $23.5 million in 2006 compared to 2005. Of this increase, $0.3 million was attributable to acquired companies and $2.4 million was attributable to our existing operations. This increase was primarily a result of promotional efforts and bundled product offerings with unlimited long distance designed to generate more revenue.

Data and Internet services.   Data and Internet services revenues increased $4.1 million to $28.2 million in 2006 compared to 2005. Of this increase, $1.1 million was attributable to acquired companies and $3.0 million was attributable to our existing operations. The increase from existing operations is due primarily to increases in HSD customers as we continue to aggressively market our HSD services. Our HSD subscriber customer base as of December 31, 2006 increased to 59,444 subscribers compared to 45,365 subscribers as of December 31, 2005, a 31% increase during this period.

Other services.   Other services revenues increased $3.2 million to $20.8 million in 2006 compared to 2005. Of this increase, $1.5 million was attributable to acquired companies and $1.7 million was attributable to our existing operations. This increase is principally due to an increase in directory revenues in 2006.

Operating Expenses

Operating expenses and cost of goods sold, excluding depreciation and amortization.   Operating expenses increased $12.0 million to $155.5 million in 2006 compared to 2005. Of the increase, $5.9 million is related to our existing operations and $6.1 million is related to expenses of the acquired operations. The increase from existing operations is principally due to $2.4 million in transaction expenses related to the Merger, an increase in compensation and benefit expenses of $1.6 million, an increase in expenses related to data and long distance services of $1.4 million, an increase in billing expenses of $1.2 million, an increase in audit and tax fees of $0.7 million and an increase in operating taxes of $0.6 million. These increases were partially offset by a decrease in bad debt expense of $1.5 million and a decrease in consulting expenses of $2.2 million.

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.9 million and $2.4 million for the twelve months ended December 31, 2006 and 2005, respectively.

Depreciation and amortization.   Depreciation and amortization from continuing operations increased $0.8 million to $53.2 million in 2006 compared to 2005. Acquired operations added $2.0 million to depreciation expense. Depreciation expense from our existing operations decreased $1.2 million.

Income from operations.   Income from operations decreased $5.7 million to $61.4 million in 2006 compared to 2005. This decrease is principally due to the increase in expenses discussed above.

Other income (expense).   Total other expense decreased $110.6 million to $11.0 million in 2006 compared to 2005. Interest expense decreased $6.8 million to $39.7 million in 2006 mainly due to lower debt balances throughout the year. Earnings from equity investments decreased $0.7 million to $10.6 million in 2006. Gain (loss) on sale of investments increased $14.7 million compared to 2005, principally due to the sale of two non-core equity investments. In 2005, in connection with our initial public offering, we refinanced our old credit facility and repurchased and/or redeemed the 9 ½% senior subordinated notes due 2008, or the 9 ½% notes, the floating rate callable securities due 2008, or the floating rate notes, the 12 ½% senior subordinated notes due 2010, or the 12 ½% notes, and the 11 7/8% senior notes due 2010, or the 11 7/8% notes, which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax expense.   Income tax expense of $19.9 million was recorded for the year ended December 31, 2006, resulting in an effective rate of 39.4%.

At the time of our initial public offering in February 2005, we had net operating loss, or NOL, carryforwards of $265.3 million. Prior to February 2005, we did not expect to generate sufficient taxable income in future years to fully utilize these NOL carryforwards and, as a result, reduced the expected benefit of these NOL carryforwards by $66.0 million. Subsequent to our initial public offering and related transactions, we re-evaluated our expectation of future taxable income and concluded that our future taxable income would be sufficient to fully utilize the benefits of the NOL carryforwards. As a result of this re-evaluation, we recognized an income tax benefit of $66.0 million for the year ended December 31, 2005. Additional income tax benefits of $21.9 million were recognized in 2005 due to the taxable loss which resulted mainly from additional costs associated with the extinguishment of debt. These two items contributed to the net income tax benefit of $83.1 million for the year ended December 31, 2005.

As of December 31, 2006, we had $235.1 million of federal and state NOL carryforwards. As a result, the income tax expense we record is generally greater than the income taxes actually paid by us.

Discontinued operations.   During the twelve months ended December 31, 2006 and 2005, we recorded a reduction to our liability associated with the discontinuation of our competitive local exchange carrier operations, which, net of tax, resulted in a $0.6 million and $0.4 million adjustment to income from discontinued operations, respectively. The adjustments in 2006 and 2005 related to the settlement of certain lease obligations which reduced our future obligation under these leases and the expiration of certain statutes of limitations as they relate to certain contingency reserves.

Net income (loss).   Net income for the year ended December 31, 2006 was $31.1 million compared to $28.9 million for the year ended December 31, 2005.  The difference between 2006 and 2005 is a result of the factors discussed above.

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

Data and Internet services.   Data and Internet services revenues increased $5.1 million to $24.2 million in 2005 from $19.1 million in 2004. The increase is due primarily to increases in DSL customers as we continue to aggressively market our HSD services. Our HSD subscriber customer base as of December 31, 2005, increased to 45,365 subscribers compared to 34,824 subscribers as of December 31, 2004, a 30% increase during this period. The Bentleyville and Berkshire acquisitions contributed the remaining revenue increase of $0.5 million.

Other services.   Other services revenues decreased to $17.7 million in 2005 from 2004. The Berkshire and Bentleyville acquisitions increased other services revenues by $1.3 million. Excluding the impact of the Berkshire and Bentleyville acquisitions, other services revenue decreased $1.5 million. A portion of this decrease from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment in 2004. The remaining decrease was due to reductions in billing and collections revenues, as interexchange carriers continue to take back the billing function for their more significant long distance customers. We expect this billing and collections trend to continue.

Operating Expenses

Operating expenses and cost of goods sold, excluding depreciation and amortization.   Operating expenses increased $14.6 million to $143.4 million in 2005 compared to 2004. Of the increase, $9.3 million is related to our existing operations and $5.3 million is related to expenses of the acquired operations in 2005. Consulting fees increased $1.8 million primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Expenses related to data and long distance services increased $2.3 million principally due to the increase in HSD and long distance subscribers. Bad debt expense was $1.4 million higher in 2005 than 2004 due primarily to difficulties experienced in our billing conversion related to the delay of non-pay disconnect notices. Billing costs have increased $2.0 million as we incurred costs associated with the conversion of our billing systems into an integrated platform and recurring expenses from our outsourced billing service provider.

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.4 million and $49,000 for the twelve months ended December 31, 2005 and 2004, respectively. The increase is due primarily to the issuance of restricted stock and restricted units to certain key employees and directors under the 2005 Stock Incentive Plan.

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

Other income (expense).   Total other expense increased $24.2 million to $121.6 million in 2005 from $97.4 million in 2004. Interest expense decreased $57.9 million to $46.4 million in 2005 mainly due to the transactions associated with the offering which substantially de-leveraged us and provided a decrease in interest expense. In addition, in connection with the offering we repurchased our series A preferred stock (together with accrued and unpaid dividends thereon) which eliminated dividends and accretion on our series A preferred stock for the twelve months ended December 31, 2005. The dividends and accretion on our series A preferred stock were being reported as interest expense under SFAS No. 150. In connection with our initial public offering, we also refinanced our old credit facility and repurchased and/or redeemed the 9 ½% notes, the floating rate notes, the 12 ½% notes and the 11 7/8% notes, which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs. Earnings from equity investments increased $0.4 million to $11.3 million in 2005. For the twelve months ended December 31, 2004, other non-operating income (expense) includes the write-off of debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities.

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

We expect to fund our operations, interest expense, capital expenditures not related to the Merger and dividend payments on our common stock for the next twelve months principally from cash from operations and distributions from investments. To fund future acquisitions, we intend to use cash from operations and borrowings under our credit facility, or, subject to the restrictions in our credit facility, proceeds from the sale of non-core assets or to arrange additional funding through the sale of public or private debt and/or equity securities, or obtain additional senior bank debt.

For the years ended December 31, 2006, 2005 and 2004, net cash provided by operating activities of continuing operations was $81.8 million, $61.7 million and $46.0 million, respectively. The increase in net cash provided by operating activities in 2006 was primarily due to a decrease in accrued interest resulting from our recapitalization in February 2005.

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

Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in Note 1(m) to our consolidated financial statements included in this Annual Report. As a result of these swap agreements, as of December 31, 2006, approximately 90% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms. An increase of 10% in the annual interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) would result in an increase of approximately $0.1 million in our annual cash interest expense.

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

On February 8, 2005, we used net proceeds received from our initial public offering, together with approximately $566.0 million of borrowings under the term loan facility of our credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of our outstanding 9 1/2% notes, floating rate notes, 12 1/2% notes and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. We redeemed the remaining outstanding 12 1/2% notes on May 2, 2005 with borrowings of $22.4 million under the delayed draw facility of our credit facility.

Net cash used in investing activities of continuing operations was $27.4 million, $42.8 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. These cash flows primarily reflect capital expenditures of $32.3 million, $28.1 million and $36.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, and acquisitions of telephone properties, net of cash acquired, of $49.8 million and $26.3 million for the years ended December 31, 2006 and 2005, respectively. There were no acquisitions during 2004.

Offsetting capital expenditures were distributions from investments of $10.7 million, $10.9 million and $15.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $15.0 million received in 2004 included a one time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments. In addition, in 2006, we received proceeds of $43.8 million principally related to the sale of our investments in the Rural Telephone Bank and Southern Illinois Cellular Corporation. On January 15, 2007, Taconic entered into the O-P Purchase Agreement pursuant to which Taconic has agreed to sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership. The transaction is expected to close in the second quarter of 2007, and we will no longer receive distributions from Orange County-Poughkeepsie Limited Partnership following such closing.

Net cash used in financing activities from continuing operations was $54.7 million, $16.6 million and $24.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, net proceeds from the issuance of long-term debt were $0.5 million and we paid dividends in the amount of $55.2 million. For the year ended December 31, 2005, net proceeds from the issuance of common stock of $431.9 million was used for the net repayment of long term debt of $205.7 million and the repurchase of series A preferred stock and common stock of $129.3 million. The remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and to pay debt issuance costs of $9.0 million. For the year ended December 31, 2004, these cash flows primarily represented net repayment of long-term debt of $15.2 million and $7.8 million in debt issuance and initial public offering related costs.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures have historically constituted an attractive use of our cash flow. Capital expenditures were approximately $32.3 million, $28.1 million and $36.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We expect that our annual capital expenditures will be approximately $73 to $75 million for fiscal 2007, including $44 million (net of $40 million which Verizon has to reimburse us per the Merger Agreement) related to the Merger. A portion of these capital expenditures will be paid for with proceeds from the pending sale of our Orange County-Poughkeepsie Limited Partnership investment to Cellco Partnership for $55 million. The remaining capital expenditures are expected to be funded through our cash flow from operations and borrowings under our credit facility, if necessary. If cash is available beyond what is required to support our dividend policy, we may consider additional capital expenditures if we believe they are beneficial. Although the amount of our capital expenditures can fluctuate from quarter to quarter, on an annual basis we do not expect capital expenditures for our existing operations through fiscal 2009 to vary significantly from our estimated amounts.

We expect to fund the Merger through the issuance of approximately 53.8 million shares of our common stock to existing Verizon stockholders at an implied value of $18.88 per share totaling $1.015 billion in equity and the incurrence of $1.7 billion of new indebtedness. We anticipate that the new indebtedness will consist of bank debt and senior unsecured notes in proportions that have yet to be determined. We have obtained commitment letters for up to $2.080 billion of bank financing to facilitate the re-financing of our existing bank debt with the bank debt to be incurred at the time of the Merger.

Our credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $83.7 million was available at March 1, 2007 and a term loan facility, or the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at March 1, 2007. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Borrowings under our revolver bear interest, at our option, at either (i) the Eurodollar rate plus 2.0% or (ii) a base rate, as such term is defined in the credit agreement, plus 1.0%. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term loan by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans.

On January 25, 2007, we entered into an amendment to our credit facility that is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits us to consummate the sale of our interest in Orange County-Poughkeepsie Limited Partnership and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the sale of our interest in Orange County-Poughkeepsie Limited Partnership from the “Available Cash”, (iii) amends the definition of “Adjusted Consolidated EBITDA” to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of “Consolidated Capital Expenditures” to exclude certain expenditures incurred by us in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

The credit facility contains financial covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.50:1. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. Subject to certain limitations set forth in the credit facility, we may use all of our Cumulative Distributable Cash (as defined in the credit facility) accumulated after April 1, 2005 to declare and pay dividends, but we may not in general pay dividends in excess of such amount. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our credit facility.

Our credit facility requires us first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the revolver and/or to reduce revolver commitments (or commitments under the delayed draw facility) under the credit facility with, subject to certain conditions and exceptions, 100% of the net cash proceeds we receive from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds we receive from the issuance of permitted securities and, at certain times if we are not permitted to pay dividends, with 50% of the increase in our cumulative distributable cash during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing recapture events will not reduce the revolving commitments under the credit facility below $50.0 million. Our credit facility provides for voluntary prepayments of the revolver and the term loan and voluntary commitment reductions of the revolver (and the delayed draw facility), subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

Our old credit facility consisted of an $85.0 million revolving loan facility, of which $45.0 million was available at December 31, 2004, and two term facilities, a tranche A term loan facility of $40.0 million with $40.0 million outstanding at December 31, 2004 that was to mature on March 31, 2007 and a tranche C term loan facility with $102.4 million outstanding as of December 31, 2004 that was to mature on March 31, 2007. We repaid all of the borrowings under our old credit facility with a portion of net proceeds from our initial public offering together with borrowings under our credit facility.

In 1998, the Company issued $125.0 million aggregate principal amount of the 9 1/2% notes and $75.0 million aggregate principal amount of floating rate notes. Both series of notes were to mature on May 1, 2008. On February 9, 2005, we repurchased $115.0 million principal amount of 9 1/2% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for such notes. We redeemed the remaining outstanding 9 1/2% notes and floating rate notes on March 10, 2005.

In 2000, the Company issued $200.0 million aggregate principal amount of 12 1/2% notes. These notes were to mature on May 10, 2010. On February 9, 2005, we repurchased $173.1 million principal amount of the 12 1/2% notes tendered pursuant to the tender offer for such notes. We redeemed the remaining outstanding 12 1/2% notes on May 2, 2005.

In 2003, the Company issued $225.0 million aggregate principal amount of 11 7/8% notes. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. At December 31, 2005, $2.1 million principal amount of the 11 7/8% notes remained outstanding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of December 31, 2006 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long term debt	$607,986	$714	$914	$17,381	$588,977
Fixed interest payments	119,051	32,695	58,942	26,369	1,045
Variable interest payments	79,634	3,274	17,348	52,954	6,058
Operating leases	7,851	1,112	2,017	1,108	3,614
Minimum purchase contracts	414	286	107	21	—
Total contractual cash obligations	$814,936	$38,081	$79,328	$97,833	$599,694

The following table discloses aggregate information about our derivative financial instruments as of December 31, 2006, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments (1)	$8,615	5,424	2,685	496	10

(1)          Fair value of interest rate swaps at December 31, 2006 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company’s telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. As of December 31, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2005 to 2006 monitoring periods was approximately $0.4 million. The settlement period related to (i) the 2003 to 2004 monitoring period lapses on September 30, 2007 and (ii) the 2005 to 2006 monitoring period lapses on September 30, 2009. We will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

Based on certain assumptions, we had $235.1 million in federal and state net operating loss carry forwards as of December 31, 2006. In February 2005, we completed our initial public offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our NOL carry forwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the NOLs, we will need to generate future taxable income of approximately $165.2 million prior to the expiration of the NOL carry forwards beginning in 2019 through 2025.

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

Goodwill was $499.2 million at December 31, 2006. We have recorded intangible assets related to the acquired companies’ customer relationships of $13.8 million. These intangible assets are being amortized over 15 years. The intangible assets are included in Intangible Assets on our consolidated balance sheet.

We are required to perform an annual impairment review of goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. No impairment of goodwill resulted from the annual valuation of goodwill in 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the impact of the adoption of this interpretation will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles, or GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. We do not expect a significant impact from adopting SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We were required to adopt the provisions of SAB No. 108 in our financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The adoption of this guidance will have no impact on our consolidated financial statements.

Inflation

We do not believe inflation has a significant effect on our operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, approximately 90% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at December 31, 2006 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.1 million for the year ended December 31, 2006.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $8.6 million at December 31, 2006. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties.

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

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.76%	5.51%	December 31, 2007
February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	6.66%	December 30, 2011
December 31, 2008	$100.0 Million	5.02%	6.77%	December 31, 2010

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

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of FairPoint Communications, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Omaha, Nebraska
March 12, 2007

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
Assets
Current assets:
Cash	$3,805	$5,083
Accounts receivable, net	27,940	30,034
Other receivables	593	4,951
Material and supplies	5,128	4,285
Prepaid and other	2,631	1,786
Deferred income tax	33,648	29,190
Interest rate swaps	5,425	3,129
Assets of discontinued operations	—	90
Total current assets	79,170	78,548
Property, plant, and equipment, net	246,264	242,617
Goodwill	499,184	481,343
Investments	12,057	39,808
Intangible assets, net	13,197	3,662
Debt issue costs, net	7,574	9,145
Deferred income tax	23,830	47,160
Interest rate swaps	3,190	5,649
Other	764	207
Total assets	$885,230	$908,139
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,337	$12,030
Dividend payable	13,908	13,789
Other accrued liabilities	12,713	14,021
Accrued interest payable	560	288
Accrued bonuses	3,304	2,975
Deferred credits	—	3,812
Current portion of long-term debt	714	677
Demand notes payable	312	338
Liabilities of discontinued operations	486	2,495
Total current liabilities	46,334	50,425
Long-term liabilities:
Long-term debt, net of current portion	607,272	606,748
Other liabilities	6,897	4,108
Total long-term liabilities	614,169	610,856
Minority interest	8	10
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 35,218,443 shares at December 31, 2006 and 35,021,335 at December 31, 2005	352	350
Additional paid-in capital	530,536	590,131
Unearned compensation	—	(6,475)
Accumulated other comprehensive income, net	5,376	5,477
Accumulated deficit	(311,545)	(342,635)
Total stockholders’ equity	224,719	246,848
Total liabilities and stockholders’ equity	$885,230	$908,139

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2006, 2005, and 2004
(in thousands, except per share data)

	2006	2005	2004
Revenues	$270,069	$262,843	$252,645
Operating expenses:
Operating expenses, excluding depreciation and amortization	155,463	143,425	128,804
Depreciation and amortization	53,236	52,390	50,287
Total operating expenses	208,699	195,815	179,091
Income from operations	61,370	67,028	73,554
Other income (expense):
Net gain (loss) on sale of investments and other assets	14,740	(11)	104
Interest and dividend income	3,315	2,499	2,335
Interest expense	(39,665)	(46,416)	(104,315)
Impairment on investments	—	(1,200)	(349)
Equity in net earnings of investees	10,616	11,302	10,899
Realized and unrealized losses on interest rate swaps	—	—	(112)
Other nonoperating, net	—	(87,746)	(5,951)
Total other expense	(10,994)	(121,572)	(97,389)
Income (loss) from continuing operations before income taxes	50,376	(54,544)	(23,835)
Income tax (expense) benefit	(19,858)	83,096	(516)
Minority interest in income of subsidiaries	(2)	(2)	(2)
Income (loss) from continuing operations	30,516	28,550	(24,353)
Discontinued operations:
Income on disposal of assets of discontinued operations	574	380	671
Income from discontinued operations	574	380	671
Net income (loss)	$31,090	$28,930	$(23,682)
Basic weighted average shares outstanding	34,629	31,927	9,468
Diluted weighted average shares outstanding	34,754	31,957	9,468
Basic earnings (loss) per common share:
Continuing operations	$0.88	$0.89	$(2.57)
Discontinued operations	0.02	0.02	0.07
Net income	0.90	0.91	(2.50)
Diluted earnings (loss) per common share:
Continuing operations	$0.88	$0.89	$(2.57)
Discontinued operations	0.01	0.02	0.07
Net income	0.89	0.91	(2.50)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2006, 2005, and 2004
(in thousands)

									Accumulated		Total
			Class A		Class C		Additional		other		stockholders’
	Common Stock		Common		Common		paid-in	Unearned	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	income (loss)	deficit	(deficit)
Balance at December 31, 2003	—	—	8,643	86	809	8	198,470	—	1,366	(347,883)	(147,953)
Net income	—	—	—	—	—	—	—	—	—	(23,682)	(23,682)
Compensation expense for stock-based awards	—	—	—	—	—	—	49	—	—	—	49
Other comprehensive loss from available-for-sale securities	—	—	—	—	—	—	—	—	(1,469)	—	(1,469)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	103	—	103
Balance at December 31, 2004	—	—	8,643	86	809	8	198,519	—	—	(371,565)	(172,952)
Net income	—	—	—	—	—	—	—	—	—	28,930	28,930
Net proceeds from issuance of common stock	25,000	250	—	—	—	—	431,671	—	—	—	431,921
Transfer of Class A and Class C to common stock	9,452	94	(8,643)	(86)	(809)	(8)	—	—	—	—	—
Exercise of stock options	98	1	—	—	—	—	183	—	—	—	184
Issuance of restricted shares, net of forfeitures	471	5	—	—	—	—	8,545	(8,550)	—	—	—
Recognition of compensation expense	—	—	—	—	—	—	275	2,075	—	—	2,350
Dividends declared	—	—	—	—	—	—	(49,062)	—	—	—	(49,062)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	5,477	—	5,477
Balance at December 31, 2005	35,021	$ 350	—	$ —	—	$ —	$ 590,131	$ (6,475)	$ 5,477	$ (342,635)	$ 246,848
Net income	—	—	—	—	—	—	—	—	—	31,090	31,090
Issuance of restricted shares	216	2	—	—	—	—	—	—	—	—	2
Restricted stock cancelled for withholding tax	(42)	—	—	—	—	—	(633)	—	—	—	(633)
Exercise of stock options and restricted units	23	—	—	—	—	—	24	—	—	—	24
Stock based compensation expense	—	—	—	—	—	—	2,859	—	—	—	2,859
Reclassify unearned compensation	—	—	—	—	—	—	(6,475)	6,475	—	—	—
Dividends declared	—	—	—	—	—	—	(55,370)	—	—	—	(55,370)
Other comprehensive loss from cash flow hedges	—	—	—	—	—	—	—	—	(101)	—	(101)
Balance at December 31, 2006	35,218	$ 352	—	$ —	—	$ —	$ 530,536	$ —	$ 5,376	$ (311,545)	$ 224,719

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2006, 2005, and 2004
(in thousands)

	2006		2005		2004
Net income (loss)		$31,090		28,930		$(23,682)
Other comprehensive income (loss):
Available-for-sale securities:
Unrealized holding losses	$—		—		(1,243)
Less reclassification adjustment for gain realized in net income (loss)	—		—		(226)
Reclassification for other than temporary loss included in net income	—	—	—	—	—	(1,469)
Cash flow hedges:
Change in net unrealized gain, net of tax expense (benefit) of $0.1 million and $3.3 million as of the twelve months ended December 31, 2006 and 2005, respectively	(101)		5,477		—
Reclassification adjustment	—	(101)	—	5,477	103	103
Other comprehensive income (loss)		(101)		5,477		(1,366)
Comprehensive income (loss)		$30,989		34,407		$(25,048)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 31,090	$ 28,930	$ (23,682)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(574)	(380)	(671)
Dividends and accretion on shares subject to mandatory redemption	—	2,362	20,181
Depreciation and amortization	53,236	52,390	50,287
Loss of preferred stock subject ot mandatory redemption	—	9,899	—
Amortization of debt issue costs	1,571	1,859	4,603
Provision for uncollectible revenue	1,798	3,245	1,718
Deferred income taxes	17,474	(84,208)	—
Income from equity method investments	(10,616)	(11,302)	(10,899)
Deferred patronage dividends	(1)	(77)	(84)
Minority interest in income of subsidiaries	2	2	2
Loss on early retirement of debt	—	77,847	—
Write-off of offering costs	—	—	5,951
Net (gain) loss on sale of investments and other assets	(14,740)	11	(104)
Impairment on investments	—	1,200	349
Amortization of investment tax credits	(12)	(16)	(27)
Stock-based compensation	2,859	2,350	49
Other non-cash item	(637)	(212)	—
Change in fair value of interest rate swaps and reclassification of transition adjustment recorded in comprehensive loss	—	—	(772)
Changes in assets and liabilities arising from continuing operations, net of acquisitions:
Accounts receivable	5,500	(3,103)	(3,068)
Prepaid and other assets	(790)	576	(89)
Accounts payable	(1,289)	(3,428)	(390)
Accrued interest payable	272	(16,309)	(44)
Other accrued liabilities	(2,647)	338	2,302
Income taxes	29	(363)	(138)
Other assets/liabilities	(759)	71	501
Total adjustments	50,676	32,752	69,657
Net cash provided by operating activities of continuing operations	81,766	61,682	45,975
Cash flows from investing activities of continuing operations:
Acquisition of telephone properties, net of cash acquired	(49,837)	(26,258)	(225)
Acquisition of property, plant, and equipment	(32,317)	(28,099)	(36,492)
Proceeds from sale of property, plant, and equipment	327	698	531
Distributions from investments	10,654	10,859	15,017
Payment on covenants not to compete	(20)	(110)	(145)
Acquisition of investments	—	(12)	—
Proceeds from sale of investments and other assets	43,832	115	328
Net cash used in investing activities of continuing operations	(27,361)	(42,807)	(20,986)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2006, 2005, and 2004
(in thousands)

Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	129,200	699,959	178,550
Repayment of long-term debt	(128,651)	(905,675)	(193,761)
Payment of fees and penalties associated with early retirement of long term debt	—	(61,037)	—
Payment of deferred transaction fee	—	(8,445)	—
Repurchase of shares of common stock subject to put options	—	(136)	(1,000)
Repurchase of redeemable preferred stock	—	(129,141)	—
Loan origination and offering costs	—	(8,975)	(7,750)
Dividends paid to minority stockholders	(4)	(4)	(5)
Proceeds from the exercise of stock options	24	184	—
Net proceeds from issuance of common stock	—	431,921	—
Dividends paid to common stockholders	(55,237)	(35,298)	—
Net cash used in financing activities of continuing operations	(54,668)	(16,647)	(23,966)
Cash flows of discontinued operations:
Operating cash flows	(1,015)	(740)	(3,031)
Net increase (decrease) in cash	(1,278)	1,488	(2,008)
Cash, beginning of year	5,083	3,595	5,603
Cash, end of year	$ 3,805	$ 5,083	$ 3,595
Supplemental disclosures of cash flow information:
Interest paid	$ 37,822	58,494	$ 80,736
Income taxes paid, net of refunds	$ 2,369	946	$ 1,055
Supplemental disclosures of noncash financing activities:
Redeemable preferred stock dividends paid in-kind	$ —	—	$ —
Gain on repurchase of redemmable preferred stock	$ —	—	$ —
Accretion of redeemable preferred stock	$ —	—	$ —
Long-term debt issued in connection with Carrier Services’ Tranche B interest payment	$ —	—	$ 115

See accompanying notes to consolidated financial statements.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

(1)   Organization and Summary of Significant Accounting Policies

(a) Organization

FairPoint Communications, Inc. (FairPoint) provides management services to its wholly owned subsidiaries: ST Enterprises, Ltd. (STE); MJD Ventures, Inc. (Ventures); MJD Services Corp. (Services); FairPoint Carrier Services, Inc. (Carrier Services); FairPoint Broadband, Inc. (Broadband); and MJD Capital Corp. STE, Ventures, and Services also provide management services to their wholly owned subsidiaries.

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

STE’s wholly owned subsidiaries include Sunflower Telephone Company, Inc. (Sunflower); Northland Telephone Company of Maine, Inc.; FairPoint Vermont, Inc.; ST Computer Resources, Inc.; and ST Long Distance, Inc. (ST Long Distance). Ventures’ wholly owned subsidiaries include Bentleyville Communications Corporation (Bentleyville), Berkshire Telephone Corporation (Berkshire), Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua and Erie Telephone Corporation (C&E); The Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); GTC Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications, LLC (Fretel); Comerco, Inc. (Comerco); Marianna and Scenery Hill Telephone Company (Marianna); Community Service Telephone Co. (CST); Commtel Communications Inc. (Commtel); Telephone Service Company; and The Germantown Independent Telephone Company (GITC). Services’ wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); FairPoint Communications Missouri, Inc.; Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Ravenswood Communications, Inc. (Ravenswood); Unite Communications Systems, Inc.; and Yates City Telephone Company (Yates).

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

The following is activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

	2006	2005	2004
Balance, beginning of period	$2,121	$1,255	$1,028
Acquisition adjustments	212	28	(143)
Provision charged to expense	1,798	3,245	1,718
Amounts written off, net of recoveries	(2,316)	(2,407)	(1,348)
Balance, end of period	$1,815	$2,121	$1,255

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

(g) Investments

Investments consist of stock in CoBank, ACB (CoBank), the Rural Telephone Finance Cooperative (RTFC), various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank and the RTFC is nonmarketable and stated at cost. For investments in partnerships, the equity method of accounting is used.

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

The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for Federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative’s earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The Company’s investment in the Rural Telephone Bank (RTB) paid dividends annually at the discretion of its board of directors. The investment in the RTB was liquidated in April of 2006.

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

In 2005 and 2004, the Company developed and implemented, with CSG Systems, Inc., an integrated end-user billing system. The costs to develop the system were accounted for in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, or SOP 98-1. Aggregate capitalized costs (before accumulated amortization) totaled $8.6 million (of which, $5.1 million was capitalized in 2004), of which the majority represents payments for license fees and third-party consultants. As a result of the Company’s decision to convert to a new end-user billing system in November 2005, the capitalized costs associated with the CSG Systems, Inc. billing system was amortized over its remaining useful life which was estimated to be 8 months (reduced from 5 years).

In November 2005, the Company reached an agreement with CSG Systems, Inc. in which the Company received total compensation from CSG Systems, Inc. of $5.1 million in order to relieve it from its responsibilities under the original service bureau contract. The Company recorded the $5.1 million as a deferred credit which was amortized over the remaining life of the CSG contract (8 months). When amortized, a portion of the credit offset depreciation expenses and a portion offset billing expenses. Of this deferred credit, $1.3 million was recognized in 2005 and $3.8 million was recognized in 2006.

As of December 31, 2006, the Company has incurred costs to develop and implement the new billing system. The costs to develop the new billing system were accounted for in accordance with SOP 98-1. As of December 31, 2006, aggregate capitalized costs (before accumulated amortization) totaled $2.3 million (of which, $0.1 million was capitalized in 2005), of which the majority represents payments for license fees and third-party consultants. These capitalized billing system costs will be amortized over its estimated useful life of 5 years.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. The Company incurred a total of $10.4 million of debt issuance costs associated with entering into the credit facility and subsequent amendments thereto.

Accumulated amortization of debt issue costs was $2.9 million, $1.4 million and $14.9 million at December 31, 2006, 2005 and 2004, respectively.

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

As a result of these swap agreements, as of December 31, 2006, approximately 90% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net earnings was insignificant for the twelve months ended December 31, 2006 and 2005. At December 31, 2006, the fair market value of these swaps was approximately $8.6 million and has been recorded, net of tax of $3.2 million, as a increase in accumulated other comprehensive income. Of the $8.6 million, $5.4 million has been included in other current assets and $3.2 million has been included in other long-term assets.

The Company entered into two additional swap agreements in November 2006 and January 2007. One swap agreement is for a notional amount of $65 million at a rate of 4.91% (or 6.66% including the applicable margin). This agreement is effective as of December 31, 2007 and expires on December 30, 2011. The second swap agreement is for a notional amount of $100.0 million at a rate of 5.02% (or 6.77% including the applicable margin). This agreement is effective as of December 31, 2008 and expires on December 31, 2010.

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

The following is a summary of amounts included in realized and unrealized gains (losses) on interest rate swaps that did not qualify as accounting hedges for the twelve months ended December 31, 2004 (in thousands):

2004
Change in fair value of interest rate swaps	$874
Reclassification of transition adjustment included in other comprehensive income (loss)	(103)
Realized losses	(883)
Total	$(112)

(n)   Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards granted in

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of SFAS No. 123(R) using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company. There were no modifications to outstanding stock options prior to the adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock option plans using the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

(o)   Business Segments

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

(p)   Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted units, restricted stock and shares that could be issued under outstanding stock options.

The number of potential common shares excluded from the calculation of diluted net income (loss) per share, prior to the application of the treasury stock method, is as follows (in thousands):

	Year ended December 31
	2006	2005	2004
Contingent stock options	833	833	833
Shares excluded as effect would be anti-dilutive:
Stock options	209	241	356
Restricted stock	543	471	—
Restricted units	25	34	26
	1,610	1,579	1,215

(q)   New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires applying a “more likely than not” threshold to the recognition and de-

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the impact of the adoption of this interpretation will not have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles, or GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008. The Company does not expect a significant impact from adopting SFAS No. 157.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The Company was required to adopt the provisions of SAB No. 108 in its financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires a company to disclose its accounting policy (i.e. gross vs. net basis) relating to the presentation of taxes within the scope of EITF 06-3. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The guidance is effective for all periods beginning after December 15, 2006. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

On May 2, 2005, the Company used $22.4 million of borrowings under the delayed draw facility of the credit facility to redeem the $19.9 million aggregate principal amount of the 12 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes. In connection with such redemption, a premium of $1.2 million was recorded and an additional $0.4 million of existing debt issuance costs has been subsequently charged off, resulting in the recognition of a loss of $1.6 million for retirement of debt in 2005.

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

On December 13, 2006, the Company declared a dividend of $0.39781 per share of common stock, which was paid on January 16, 2007 to holders of record as of December 29, 2006. In 2006, the Company declared dividends totaling $55.4 million, or $1.59124 per share of common stock. In 2005, the Company declared dividends totaling $49.1 million, or $1.41886 per share of common stock.

(3)   Acquisitions

On November 15, 2006, the Company and certain subsidiaries completed its merger with The Germantown Independent Telephone Company, or GITC. The merger consideration is $10.7 million (or $9.2 million net of cash acquired). Goodwill on this transaction will not be deductible for income tax purposes. The Company incurred acquisition costs of $0.3 million. GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio.

The GITC acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final settlement of an escrow (for potential contingent liabilities), the excess of the purchase price and acquisition costs over the fair value of the net tangible assets acquired was approximately $6.5 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $1.8 million and the remaining $4.7 million has been recognized as goodwill. The estimated useful life of the $1.8 million intangible asset is 15 years.

On August 17, 2006, the Company completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $11.4 million net of cash acquired). Goodwill on this transaction will be deductible for income tax purposes. The Company incurred acquisition costs of $58,000. Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Unite acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final determination of the working capital adjustment and final settlement of an escrow (for potential contingent liabilities), the excess of the purchase price and acquisition costs over the fair value of the net tangible assets acquired was approximately $5.8 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $2.9 million and the remaining $2.9 million has been recognized as goodwill. The estimated useful life of the $2.9 million intangible asset is 15 years.

On July 26, 2006, the Company completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $28.7 million, subject to adjustment. Goodwill on this transaction will be deductible for income tax purposes. The Company incurred acquisition costs of $0.2 million.

The acquisition of the assets of Cass County has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s preliminary purchase price allocation, subject to final settlement of an escrow (for potential contingent liabilities), the excess of the purchase price and acquisition costs over the fair value of the net tangible assets acquired was approximately $14.5 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $5.3 million and the remaining $9.2 million has been recognized as goodwill. The estimated useful life of the $5.3 million intangible asset is 15 years.

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

The Berkshire acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $11.0 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $2.4 million and the remaining $8.6 million has been recognized as goodwill. The estimated useful life of the $2.4 million intangible asset is 15 years.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

services to rural areas of Southwestern Pennsylvania which are adjacent to the Company’s existing operations in Pennsylvania. The acquisition is referred to herein as the Bentleyville acquisition.

The Bentleyville acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net identifiable assets acquired was approximately $4.6 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $1.4 million and the remaining $3.2 million has been recognized as goodwill. The estimated useful life of the $1.4 million intangible asset is 15 years.

The allocation of the total net purchase price of the GITC, Unite and Cass County acquisitions, which occurred in 2006, is shown in the table below (in thousands):

Current assets	$3,226
Property, plant, and equipment	28,166
Investments	869
Excess cost over fair value of net assets acquired	16,869
Intangible assets	10,000
Current liabilities	(5,751)
Other liabilities	(1,913)
Total net purchase price	$51,466

The allocation of the total net purchase price of the Berkshire and Bentleyville acquisitions, which occurred in 2005, is shown in the table below (in thousands):

Current assets	$8,067
Property, plant, and equipment	14,585
Investments	2,770
Excess cost over fair value of net assets acquired	12,835
Other assets	25
Intangible assets	3,800
Current liabilities	(2,317)
Long term debt	(2,690)
Other liabilities	(4,703)
Total net purchase price	$32,372

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following unaudited pro forma information presents the combined results of operations of the Company as though the GITC, Unite, Cass County, Berkshire and Bentleyville acquisitions each had been consummated on January 1, 2005. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the results of operations as if the Germantown, Unite, Cass County, Berkshire and Bentleyville acquisitions each had been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

	Pro forma year
	ended December 31,
	2006	2005
	(unaudited)
Revenues	$280,015	$282,478
Income from continuing operations	31,238	28,997
Net income	31,812	29,377
Earnings per common share from continuing operations:
Basic	$0.90	$0.91
Diluted	0.90	0.91
Earnings per common share:
Basic	$0.92	$0.92
Diluted	0.92	0.92

(4)   Subsequent Events

On January 16, 2007, the Company announced that it signed definitive agreements to merge with a subsidiary of Verizon Communications Inc. owning the wireline operations of Verizon in Maine, New Hampshire and Vermont. The Company expects that FairPoint will be the acquiree for accounting purposes. Consequently, merger related costs have been expensed as incurred in connection with the transaction and FairPoint’s assets and liabilities will be recorded at fair value at acquisition. The Company incurred expenses related to this transaction, principally legal and consultant fees, of approximately $2.4 million in 2006, which were expensed as incurred. This transaction is subject to regulatory approval. In a separate but related transaction, the Company also agreed on January 16, 2007 to sell its investment in Orange County-Poughkeepsie Limited Partnership to Verizon Wireless for $55 million.

(5)   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2004	$468,508
Acquisition of Berkshire and Bentleyville	12,835
Balance, December 31, 2005	481,343
Acquisition of GITC, Unite and Cass County	16,869
Acquisition adjustment to Berkshire goodwill	972
Balance, December 31, 2006	$499,184

As required under SFAS No. 142, the Company updated its annual impairment testing of goodwill as of December 31, 2006, 2005, and 2004, and determined that no impairment loss was required to be recognized.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As part of the Unite, Cass County, GITC, Berkshire and Bentleyville acquisitions, the Company has recorded intangible assets related to the acquired companies’ customer relationships of $13.8 million. These intangible assets will be amortized over 15 years using the straight-line method. As of December 31, 2006, accumulated amortization related to the customer relationship intangibles was $0.6 million. The intangible assets are included in Intangible Assets, net on the Consolidated Balance Sheet. Amortization expense related to these customer relationship intangibles is expected to be approximately $0.9 million per year over the next five years.

(6)   Property, Plant, and Equipment

A summary of property, plant, and equipment from continuing operations is shown below (in thousands):

	Estimated
	life (in years)	2006	2005
Land	—	$4,256	$4,096
Buildings and leasehold improvements	2–40	41,486	39,889
Telephone equipment	3–50	714,246	649,465
Cable equipment	3–20	12,190	10,287
Furniture and equipment	3–34	22,718	19,219
Vehicles and equipment	3–20	27,458	25,105
Computer software	3–5	6,880	11,861
Total property, plant, and equipment		829,234	759,922
Accumulated depreciation		(582,970)	(517,305)
Net property, plant, and equipment		$246,264	$242,617

The telephone company composite depreciation rate for property and equipment was 7.29%, 7.38%, and 7.32% in 2006, 2005, and 2004, respectively. Depreciation expense from continuing operations, excluding amortization of intangible assets and previously disclosed deferred billing system credits, for the years ended December 31, 2006, 2005, and 2004 was $56.1 million, $53.5 million, and $50.3 million, respectively.

(7)   Investments

The Company’s non-current investments at December 31, 2006 and 2005 consist of the following:

	2006	2005
	(in thousands)
Equity method investments in cellular companies and partnerships:
Orange County—Poughkeepsie Limited Partnership	$5,006	$4,138
Chouteau Cellular Telephone Company	28	46
Illinois Valley Cellular RSA 2, Inc.	—	1,409
Syringa Networks, LLC	1,277	1,063
Other equity method investments	961	41
Investments in securities carried at cost:
RTB stock	—	22,796
CoBank stock and unpaid deferred CoBank patronage	3,630	4,664
RTFC secured certificates and unpaid deferred RTFC patronage	263	480
Southern Illinois Cellular Corp.	—	4,552
Other nonmarketable minority equity investments	166	55
Nonqualified deferred compensation plan assets	726	564
Total investments	$12,057	$39,808

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(a)   Marketable Equity Securities

As of December 31, 2006, the Company no longer holds any marketable equity investments classified as available-for-sale. Following an August 2, 2004 announcement by Choice One of a financial restructuring under Chapter 11 of the United States Bankruptcy Code, the quoted market value of the Company’s investment in Choice One Communications Inc.’s common stock declined to $33,000. The Company determined that the decline in fair value was other-than-temporary and recorded an impairment loss of $0.5 million in 2004, of which $0.4 million was recorded as an expense in the consolidated statement of operations and $0.1 million was recorded as a reduction in accumulated other comprehensive income. On November 8, 2004, Choice One exited Chapter 11 and, in accordance with its plan of reorganization, Choice One’s preferred stockholders and common stockholders did not receive any recovery and all of the preferred stock and common stock has now been cancelled. Total proceeds from sales of available-for-sale securities were $0.3 million in 2004. Gross gains of $0.1 million were realized on those sales in 2004.

(b)   Equity Method Investments

The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three-month lag. The investments accounted for under the equity method and the Company’s ownership percentage as of December 31, 2006 and 2005 are summarized below:

	2006	2005
Chouteau Cellular Telephone Company	33.7%	33.7%
ILLINET Communications, LLC	9.1%	9.1%
Orange County—Poughkeepsie Limited Partnership	7.5%	7.5%
ILLINET Communications of Central IL LLC	5.2%	5.2%
Syringa Networks, LLC	11.5%	11.7%
Illinois Valley Cellular RSA 2, Inc.	0.0%	25.0%

Earnings in equity investments for the years ended December 31, 2006, 2005, and 2004 consisted of the following (in thousands):

	2006	2005	2004
Orange County—Poughkeepsie Limited Partnership	$10,018	$10,523	$10,249
Syringa Networks, LLC	213	81	26
Illinois Valley Cellular RSA 2, Inc.	49	477	372
Chouteau Cellular Telephone Company	—	—	2
Other, net	336	221	250
Total	$10,616	$11,302	$10,899

Distributions from investments during the years ended December 31, 2006, 2005, and 2004 consisted of the following (in thousands):

	2006	2005	2004
Orange County—Poughkeepsie Limited Partnership	$9,150	$9,975	$11,775
Illinois Valley Cellular RSA 2, Inc.	—	—	375
Chouteau Cellular Telephone Company	—	40	2,524
CoBank, ACB	1,034	634	—
Distributions from other equity investments	470	210	343
Total	$10,654	$10,859	$15,017

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

During 2005, the Company determined that the carrying amount of its investment in Illinois Valley Cellular RSA No. 2, which is accounted for under the equity method, exceeded the estimated fair value and such decline was “other-than-temporary.”  As a result, the Company recorded a non-cash impairment charge of $1.2 million. This charge is classified as impairment on investments in the consolidated statements of operations. The Company sold its investment in Illinois Valley Cellular RSA No. 2 during 2006 and recorded a gain of $0.1 million.

(c)   Investments in Equity Securities Carried at Cost

The aggregate cost of the Company’s cost method investments totaled $4.1 million at December 31, 2006. These investments consist primarily of investments in stock of governmental agencies and minority interests in limited partnerships or corporations. Therefore, the investments are highly illiquid and there is no readily available market for these securities which makes it impracticable to estimate a fair value. As a result, these investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 Disclosures About Fair Value of Financial Instruments, and (b) the Company did not identify any events or circumstances that may have had a significant adverse effect on the fair value of those investments.

On August 4, 2005, the Board of Directors of the RTB approved the liquidation and dissolution of the RTB. As part of such liquidation and dissolution, all RTB loans were to be transferred to the Rural Utilities Service and all shares of the RTB’s Class A Stock, Class B Stock and Class C Stock were to be redeemed at par value. The Company had no outstanding loans with the RTB but owned 2,477,493 shares of Class B Stock and 24,380 shares of Class C Stock. This liquidation was completed in April 2006, and, as a result, the Company received proceeds of $26.9 million from the RTB liquidation. The Company recorded a gain on this investment of approximately $4.1 million in 2006. Some portion of the proceeds received from the RTB, while not estimable at this time, may be subject to review by regulatory authorities who may require us to record a portion thereof as a regulatory liability.  In October 2006, the Company was notified that the state of Washington opened a docket to review the proceeds received by companies from the RTB in that state.  In November 2006, the Company also received an information request from the state of Maine regarding the RTB transaction. At this time, the Company can not determine the impact of these reviews.

On May 1, 2006, the Company completed the sale of its investment in Southern Illinois Cellular Corp., or SICC, from which it received total proceeds of $16.9 million. As part of this sale, the Company received a portion of total proceeds, approximately $2.1 million, in the form of a dividend. In addition to the dividend income of $2.1 million, the Company recorded a gain on this investment of approximately $10.2

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

million in 2006. Additional proceeds of approximately $2.6 million are held in escrow and the Company will not record the gain on this portion of the transaction until the proceeds are received.

(8) Long-term Debt

Long-term debt at December 31, 2006 and 2005 is shown below (in thousands):

	2006	2005
2005 Senior secured notes, variable rates ranging from 7.125% to 9.25% (weighted average rate of 7.2%) at December 31, 2006, due 2011 to 2012	$603,500	$602,275
2003 Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC:
Fixed rate, ranging from 8.2% to 9.20%, due 2009 to 2014	2,436	3,100
Total outstanding long-term debt	607,986	607,425
Less current portion	(714)	(677)
Total long-term debt, net of current portion	$607,272	$606,748

The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2006 are as follows (in thousands):

Fiscal year:
2007	$714
2008	753
2009	161
2010	2,210
2011	15,171
Thereafter	588,977
$607,986

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

On January 25, 2007, the Company entered into an amendment to its credit facility which is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits the Company to consummate the sale of its interest in Orange County-Poughkeepsie Limited Partnership and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the sale of our interest in Orange County-Poughkeepsie Limited Partnership from the “Available Cash”, (iii) amends the definition of “Adjusted Consolidated EBITDA” to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of “Consolidated Capital Expenditures” to exclude certain expenditures incurred by the Company in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

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

The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests:  a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.50:1. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with the Company’s affiliates. The credit facility restricts the Company’s ability to declare and pay dividends on its common stock as follows:

•       The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. “Available cash” is defined in the credit facility as Adjusted EBITDA (a) minus (i) interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) consolidated capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets and (ii) certain non-cash items excluded from Adjusted EBITDA and received in cash. “Adjusted EBITDA” is defined in the

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

•       The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company’s leverage ratio is above 5.25 to 1.00 or if the Company does not have at least $10 million of cash on hand (including unutilized commitments under the credit facility’s revolving facility).

The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of December 31, 2006, a letter of credit had been issued for $1.4 million.

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

(b) Senior Notes Issued in 2003

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

(c) Other

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

The Company also has $0.3 million unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2006 and 2005.

(9) Redeemable Preferred Stock

The Series A preferred stock was issued to the lenders in connection with the Carrier Services debt restructuring.

The initial carrying amount of the Series A preferred stock was recorded at its fair value at the date of issuance ($78.4 million). The carrying amount was increased by periodic accretions, using the interest method, so that the carrying amount equaled the mandatory redemption amount ($82.3 million) at the mandatory redemption date (May 2011). On March 6, 2003, in connection with the Company’s issuance of the 2003 Notes, the Company used a portion of these proceeds to repurchase $13.3 million aggregate liquidation preference of its Series A preferred stock at a 35% discount (together with accrued and unpaid dividends thereon). For the years ended December 31, 2005 and 2004, the Series A preferred stock was increased by $0.2 million and $1.4 million, respectively, to reflect the periodic accretions. The carrying amount of the Series A preferred stock was further increased by $2.2 million and $18.8 million in connection with dividends paid in kind on the outstanding shares of the Series A preferred stock for the years ended December 31, 2005 and 2004, respectively.

In February 2005, the Company repurchased all of the Company’s outstanding Series A preferred stock for $129.2 million. The Company recorded a loss of $9.9 million on the redemption.

(10) Employee Benefit Plans

The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2006, 2005, and 2004, the Company matched 100% of each employee’s contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

to the 401(k) Plan were $1.5 million, $1.3 million, and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $3,000, $26,000, and $7,000 for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006 and 2005, the NQDC Plan assets were $0.7 million and $0.6 million, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to these plans were $0.3 million, $0.3 million, and $0.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

(11) Income Taxes

Income tax benefit (expense) from continuing operations for the years ended December 31, 2006, 2005, and 2004 consists of the following components (in thousands):

	2006	2005	2004
Current:
Federal	$(1,422)	$—	$—
State	(1,456)	(1,128)	(543)
Total current income tax expense from continuing operations	(2,878)	(1,128)	(543)
Investment tax credits	12	16	27
Deferred:
Federal	(15,806)	78,385	—
State	(1,186)	5,823	—
Total deferred income tax benefit (expense) from continuing operations	(16,992)	84,208	—
Total income tax benefit (expense) from continuing operations	$(19,858)	$83,096	$(516)

Income tax expense of $0.3 million and $0.2 million has also been recognized associated with income from discontinued operations in 2006 and 2005, respectively.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Total income tax benefit (expense) from continuing operations was different than that computed by applying U.S. Federal income tax rates to losses from continuing operations before income taxes for the years ended December 31, 2006, 2005, and 2004. The reasons for the differences are presented below (in thousands):

	2006	2005	2004
Computed “expected” Federal tax benefit (expense) from continuing operations	$(17,632)	$19,090	$8,104
State income tax benefit (expense), net of Federal income tax expense	(2,251)	167	(358)
Dividends and loss on redemption on preferred stock	—	(4,291)	(6,862)
Dividends received deduction	605	153	103
Rate change	—	1,585	—
Change in valuation allowance (Federal and state)	—	66,011	(1,858)
Other	(580)	381	355
Total income tax benefit (expense) from continuing operations	$(19,858)	$83,096	$(516)

The Company had a valuation allowance for deferred tax assets of $66.0 million as of December 31, 2004. These deferred tax assets primarily related to the Company NOL carryforwards. In assessing the realizability of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of the deferred tax assets was dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering (as described in Note 2), the Company had reduced its aggregate long term debt with a corresponding significant reduction in its annual interest expense. When considered together with the Company’s history of producing positive operating results and other evidence affecting recoverability of deferred tax assets, the Company expected that future taxable income would more likely than not be sufficient to recover net deferred tax assets. Therefore, the valuation allowance was reversed in the 2005, subsequent to the offering.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below (in thousands):

	2006	2005
Deferred tax assets:
Federal and state tax loss carryforwards	$84,934	$109,569
Employee benefits	1,756	1,865
Self insurance reserves	1,110	1,389
Restructure charges and exit liabilities	—	493
Allowance for doubtful accounts	697	800
Alternative minimum tax and other state credits	3,210	1,857
Total gross deferred tax assets	91,707	115,973
Deferred tax liabilities:
Property, plant, and equipment, principally due to
depreciation differences	8,967	11,996
Goodwill and other intangible assets	21,189	17,883
Change in fair market value of swaps	3,240	3,301
Basis in investments	833	6,443
Total gross deferred tax liabilities	34,229	39,623
Net deferred tax assets	$57,478	$76,350

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company estimates that it will need to generate future taxable income of $165.6 million prior to the expiration of the net operating loss carryforwards in 2025. Taxable income (losses) for the years ended December 31, 2006 and 2005 were $65.0 million and $(41.0) million, respectively. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences based on facts and circumstances known as of December 31, 2006.

At December 31, 2006, the Company had federal and state net operating loss carryforwards of $235.1 million that will expire in 2019 to 2025. At December 31, 2006, the Company has alternative minimum tax credits of $2.7 million that may be carried forward indefinitely. The Company completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. As a result of such ownership change, there are specific limitations on the Company’s ability to use its net operating loss carryfowards and other tax attributes however, it is the Company’s belief that it can use the net operating losses even with these restrictions in place because of net unrealized built in gains.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(12) Stockholders’ Equity

On February 8, 2005, the Company consummated its initial public offering of 25,000,000 shares of common stock, par value $.01 per share. At December 31, 2006, there were 35,218,443 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

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

At December 31, 2004, there were 8,643,000 shares of Class A voting stock outstanding. The Class A voting stock had a par value of $0.01 per share and 44,757,000 shares were authorized. In addition, at December 31, 2004, there were 809,000 shares of Class C nonvoting, convertible stock outstanding. The Class C nonvoting, convertible stock had a par value of $0.01 per share and 2,615,000 shares were authorized.

(13) Stock Option Plans

Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). As a result of this adoption, amounts previously included in stockholders’ equity as unearned compensation are included in additional paid-in capital as of December 31, 2006. At December 31, 2006, the Company had $7.8 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company’s four stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 2.1 years. Any future share awards under any of these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	For the year ended December 31,
	2006	2005	2004
Amounts charged against income, before income tax benefit	$2,859	$2,350	$49
Amount of related income tax benefit recognized in income(1)	1,075	884	—
Total net income impact	$1,784	$1,466	$49

(1)          Amounts shown for 2004 are not tax effected due to the recognition of a valuation allowance associated with deferred tax assets.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Stock option activity under the 1995 Plan is summarized as follows:

	2006	2005	2004
Outstanding at January 1:	18,013	112,265	112,265
Granted	—	—	—
Exercised	(18,013)	(94,252)	—
Forfeited	—	—	—
Outstanding at December 31	—	18,013	112,265
Exercisable at December 31, 2006	—
Stock options available to grant at December 31, 2006	—

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). The per share weighted average fair value of stock options granted under the 1998 Plan was $58.95 on the date of grant using the Black-Scholes option-pricing model. Input variables used in the model included no expected dividend yield, a risk-free interest rate of 6.52%, and an estimated option life of 10 years. Because the Company was not public on the date of the grant, no assumption as to the volatility of the stock price was made. As of December 31, 2006 and December 31, 2005, options to purchase 832,888 shares of common stock were outstanding with a weighted average exercise price of $10.80.

Stock option activity under the 1998 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price
Outstanding at December 31, 2003 and 2004	836,356	$10.87
Granted	—	—
Exercised	(3,468)	17.31
Forfeited	—	—
Outstanding at December 31, 2005	832,888	10.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2006	832,888	$10.80
Stock options available to grant at December 31, 2006	—

Options outstanding				Options exercisable
	Number		Aggregate	Number
	outstanding at	Remaining	Intrinsic	exercisable at
Exercise	December 31,	contractual	Value	December 31,
price	2006	life (years)	(in thousands)	2006
$9.02	756,332	1.6	7,510	—
14.46	29,183	2.5	131	—
36.94	47,373	5.0	—	—
	832,888		7,641	—

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The weighted average remaining contractual life for the options outstanding at December 31, 2006 is 1.8 years. The aggregate intrinsic value in the preceding table represents total pre-tax intrinsic value based on the closing price of the Company’s stock of $18.95 on December 31, 2006.

In February 2007, all the options outstanding under the 1998 Plan were cancelled, except the 47,373 options with a $36.94 exercise price. This cancellation was triggered by certain events noted in the 1998 Plan.

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
Notes to Consolidated Financial Statements (Continued)

Stock option activity under the 2000 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price
Outstanding at December 31, 2003	300,734	$36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	(60,096)	36.94
Outstanding at December 31, 2004	240,638	36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	—	—
Outstanding at December 31, 2005	240,638	36.94
Granted	—	—
Exercised	—	—
Canceled or forfeited	(31,563)	36.94
Outstanding at December 31, 2006	209,075	$36.94
Stock options available to grant at December 31, 2006	—

The remaining contractual life for the options outstanding at December 31, 2006 was 5.8 years, and 209,075 options were exercisable. Based upon the fair market value of the stock as of December 31, 2006 of $18.95, these options do not have any intrinsic value.

As of December 31, 2006, there were 14,549 stock units outstanding with a grant date fair value per share of $32.51. During 2006, 6,555 stock units were cancelled or forfeited and 5,338 stock units vested and were converted to common shares. None of these remaining awards were vested as of December 31, 2006 or December 31, 2005.

(d) 2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2005 Plan vest over periods ranging from three to four years and certain of these shares pay current dividends. At December 31, 2006, up to 280,880 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Plan.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In 2006 and 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors of approximately $30,000 in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. In 2005, the Company granted 1,870 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 7,480 stock units with a total value at the grant date of approximately $120,000 to the Company’s non-employee directors. In 2006, the Company granted an additional 2,200 shares of non-vested stock with a total value at the grant date of approximately $30,000 and 11,000 stock units with a total value at the grant date of approximately $150,000 to the Company’s non-employee directors. As of December 31, 2006, an additional 2,017 stock units were granted in lieu of dividends on the stock units. In addition, in February 2006, 467 stock units were granted to a newly appointed non-employee director. These stock units vested on April 1, 2006.

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

The following table presents information regarding non-vested stock granted to employees under the 2005 Plan during 2006:

		Weighted
		average grant
	Shares	date fair value
	outstanding	per share
Non-vested stock
Non-vested at December 31, 2004	—	$—
Granted	523,716	18.16
Vested	—	—
Forfeited	(53,687)	18.50
Non-vested at December 31, 2005	470,029	18.13
Granted	233,926	16.93
Vested	(88,773)	18.17
Forfeited	(62,369)	18.27
Non-vested at December 31, 2006	552,813	17.60

The weighted average fair market value of the 88,773 shares that vested in 2006 was $14.14.

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 (14)   Discontinued Operations and Restructure Charges

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

During 2004, the Company revised its assumptions on certain lease obligations related to the restructuring accrual and as a result, increased the obligation by $0.1 million in 2004. Also during 2004, accrued liabilities associated with the discontinued operations were re-evaluated, or settled for less than original estimates and as a result, these obligations were adjusted by $0.6 million.

In 2006 and 2005, the Company settled certain lease obligations which reduced the remaining obligations related to discontinued operations. As a result, the Company reduced the obligation by $0.9 million and $0.6 million, respectively, to properly reflect the on-going obligations of the Company.

Assets and liabilities of discontinued operations of Carrier Services as of December 31, 2006 and 2005 follows (in thousands):

	2006	2005
Accounts receivable	$—	$90
Current assets of discontinued operations	$—	$90
Accrued liabilities	$(486)	$(1,133)
Restructuring accrual	—	(1,312)
Accrued property taxes	—	(50)
Current liabilities of discontinued operations	$(486)	$(2,495)

Selected information relating to the restructuring charge follows (in thousands):

Equipment,
occupancy,
and other
lease
terminations
Restructuring accrual as of December 31, 2003	$5,253
Adjustments from initial estimated charges	80
Cash payments	(2,682)
Restructuring accrual as of December 31, 2004	2,651
Adjustments from initial estimated charges	(600)
Cash payments	(739)
Restructuring accrual as of December 31, 2005	1,312
Adjustments from initial estimated charges	(270)
Cash payments	(1,042)
Restructuring accrual as of December 31, 2006	$—

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(15)   Related Party Transactions

The Company had entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provided certain consulting and advisory services related, but not limited to, equity financings and strategic planning. In 2005, the Company paid approximately $0.1 million related to these agreements. These agreements were cancelled on February 8, 2005. The Company paid $1.0 million for the year ended December 31, 2004 in such fees to the equity investors and this expense was classified within operating expenses. The agreements also provided that the Company reimburse the equity investors for travel relating to the Company’s board of directors meetings. The Company reimbursed the equity investors $123,000 for the year ended December 31, 2004 for travel and related expenses. In connection with our initial public offering, we terminated these agreements and paid a transaction fee of $8.4 million to one of these equity advisors.

A law firm, in which a partner of such law firm is the husband of an executive officer, was paid $88,000, $303,000 and $4,000 for the years ended December 31, 2006, 2005, and 2004, respectively, for legal services and expenses.

On July 31, 2003, the Company loaned $1.0 million to two employees that are the former owners of Fremont. These loans were settled on January 2, 2005.

(16)   Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except per share data)
2006:
Revenue	$64,791	64,196	70,700	70,382
Income from continuing operations	5,720	15,074	5,977	3,745
Net income	5,720	15,074	5,977	4,319
Earnings per from continuing operations
Basic and diluted earnings per share from continuing operations	0.13	0.44	0.17	0.11
Basic and diluted earnings per share	0.13	0.44	0.17	0.12
2005:
Revenue	$61,665	65,206	66,038	69,934
Income from continuing operations	11,042	5,603	4,189	7,716
Net income	11,042	5,603	4,189	8,096
Basic and diluted earnings per share from continuing operations	0.46	0.16	0.12	0.22
Basic and diluted earnings per share	0.46	0.16	0.12	0.23

In the second quarter of 2006, the Company recorded gains on the sale of two non-core assets resulting in pre-tax gains of $16.4 million. In addition, in the fourth quarter of 2006, the Company incurred $2.4 million in expenses related to the merger agreement with Verizon Communications Inc.

In connection with the Company’s initial public offering in February 2005, the Company recognized, in the first quarter of 2005, non-operating losses of $86.2 million related to fees and penalties paid on the

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

 (17)   Disclosures About the Fair Value of Financial Instruments

(a)   Cash, Accounts Receivable, Accounts Payable, and Demand Notes Payable

The carrying amount approximates fair value because of the short maturity of these instruments.

(b)   Investments

Investments classified as trading securities are carried at their fair value, which was approximately $0.7 million and $0.6 million at December 31, 2006 and 2005, respectively. (see note 7 and note 10)

At December 31, 2006, the Company had cost method investments with a carrying value of $4.1 million. The Company did not estimate the fair value of these investments as to do so would involve significant judgment and a value could not be determined with any degree of accuracy.

(c)   Long-term Debt

The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2006 and 2005, the Company had long-term debt with a carrying value of $608.0 million and $607.4 million, respectively, and estimated fair values of $608.4 million and $608.3 million, respectively.

(d)   Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

 (18)   Revenue Concentrations

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. A substantial portion of revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 24.5%, 26.7%, and 25.7% of the Company’s total revenues from continuing operations for the years ended December 31, 2006, 2005, and 2004, respectively.

 (19)   Revenue Settlements

Certain of the Company’s telephone subsidiaries participate in revenue-sharing arrangements with other telephone companies for interstate revenue-sharing arrangements and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within the state jurisdiction

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company’s estimates. The Company recognized $0.8 million, $3.3 million, and $3.1 million of revenue for settlements and adjustments related to prior years during 2006, 2005, and 2004, respectively.

 (20)   Commitments and Contingencies

(a)   Operating Leases

Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

Continuing
operations
Year ending December 31:
2007	$1,112
2008	1,077
2009	940
2010	528
2011	580
Thereafter	3,614
Total minimum lease payments	$7,851

In January 2006, the Company reached an agreement to amend the remaining lease related to its discontinued operations; therefore, as of January 2006, there are no longer any sublease arrangements in place. Total rent expense from continuing operations was $3.8 million, $3.5 million, and $3.2 million in 2006, 2005, and 2004, respectively. All leases associated with discontinued operations have been settled as of December 31, 2006.

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

FairPoint Communications, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management determined that our internal control over financial reporting was effective as of December 31, 2006.

We acquired GITC, Unite and Cass County during the year ended December 31, 2006. Accordingly, management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, GITC’s, Unite’s, and Cass County’s internal control over financial reporting associated with total assets of $36.6 million and total revenues of $6.6 million included in our consolidated financial statements as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated:  March 13, 2007

/s/ Eugene B. Johnson	/s/ John P. Crowley
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FairPoint Communications, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that FairPoint Communications, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired The Germantown Independent Telephone Company (GITC), Unite Communications Systems, Inc. (Unite), and Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc. (Cass County) during the year ended December 31, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, internal control over financial reporting of GITC, Unite, and Cass County associated with total assets of $36.6 million and total revenues of $6.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GITC, Unite and Cass County.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Omaha, Nebraska
March 12, 2007

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Committees of the Board of Directors

As of December 31, 2006, our board of directors consisted of seven directors. Three of our directors, Eugene B. Johnson, Frank K. Bynum, Jr. and Kent R. Weldon, served on our board of directors prior to our initial public offering in February 2005. Three of our directors, Patricia Garrison-Corbin, David L. Hauser and Claude C. Lilly, were appointed as directors in connection with our initial public offering. Robert S. Lilien was appointed as a director by our board of directors in December of 2005 to fill the vacancy which existed on our board of directors since our initial public offering. Our directors are divided into three classes having staggered three-year terms, so that the term of one class expires at each annual meeting of stockholders. As of December 31, 2006, the classes were comprised as follows:

•       Class I directors. Eugene B. Johnson and Patricia Garrison-Corbin are Class I directors whose terms will expire at the annual meeting of stockholders held in 2009;

•       Class II directors. Frank K. Bynum, Jr. and David L. Hauser are Class II directors whose terms will expire at the annual meeting of stockholders held in 2007; and

•       Class III directors. Kent R. Weldon, Claude C. Lilly and Robert S. Lilien are Class III directors whose terms will expire at the annual meeting of stockholders held in 2008.

Frank K. Bynum, Jr. and Kent R. Weldon resigned from our board of directors and all committees thereof effective as of January 16, 2007.

Directors

The following sets forth selected biographical information for our directors.

Eugene B. Johnson—Mr. Johnson, age 59, has served as our Chairman since January 1, 2003 and as our Chief Executive Officer since January 1, 2002. Prior to his current responsibilities, Mr. Johnson was our Chief Development Officer from May 1993 to December 2002 and Vice Chairman from August 1998 to December 2002. Mr. Johnson is a founder and has been a director of our Company since 1991. From 1997 to 2002, Mr. Johnson served as a director of the Organization for the Promotion and Advancement of Small Telecommunications Companies, the primary industry organization for small independent telephone companies. From 1987 to 1993, Mr. Johnson served as President and principal stockholder of JC&A, Inc., an investment banking and brokerage firm providing services to the cable television, telephone and related industries. From 1985 to 1987, Mr. Johnson served as a director of the mergers and acquisitions department of Cable Investments, Inc., an investment banking firm. Mr. Johnson is also on the Board of Trustees of the University of North Carolina at Charlotte and is on the Board of Directors of the Foundation of the University of North Carolina at Charlotte, Inc.

Patricia Garrison-Corbin—Ms. Corbin, age 59, has served as a Director of the Company since February 2005. Ms. Corbin has served as President of P.G. Corbin & Company, Inc., Financial Advisory Services, Municipal Finance, since 1986. Ms. Corbin has also served as President and Chief Information Officer of P.G. Corbin Asset Management, Inc., Fixed Income Investment Management, since 1987. Ms. Corbin has served as Chairman of the Board of Directors and Chief Executive Officer of Delancey Capital Group, LP, Equity Management, since 1996, and Chairman of the Board of Directors of P.G. Corbin Group, Inc., Investment and Financial Advisory Services since 1996. Ms. Corbin has also served as a director for the Erie Insurance Company since 1999.

Frank K. Bynum, Jr.—Mr. Bynum, age 44, served as a director of our company from July 1997 to January 16, 2007. He is also a Managing Director of Kelso & Company. Mr. Bynum joined Kelso &

Company in 1987 and has held positions of increasing responsibility at Kelso & Company prior to becoming a Managing Director. Mr. Bynum is a director of CDT Holdings PLC, Custom Buildings Products, Inc., Endurance Business Media, Inc. and eMarkets, Inc. He is also a Trustee of Prep for Prep and a member of the Board of Trustees of the College Foundation of the University of Virginia. Mr. Bynum was designated to the Board of Directors by Kelso & Company pursuant to Kelso & Company’s designation rights under our stockholders agreement which was terminated in connection with our initial public offering.

David L. Hauser—Mr. Hauser, age 55, was appointed as a director of our company in February 2005. He is currently the Group Executive and Chief Financial Officer of Duke Energy Corporation, where he has been employed for 30 years. Mr. Hauser is a certified public accountant and a certified purchasing manager. Mr. Hauser is on the Board of Directors of Charlotte’s Blumenthal Center for the Performing Arts and is the chair of the UNCC Business School Advisory Board. He is a member of the North Carolina Association of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Hauser is on the board of directors of Enpro Industries and serves on the audit and compensation committees.

Kent R. Weldon—Mr. Weldon, age 39, served as a director of our company from January 2000 until January 16, 2007. He is currently a Managing Director of Thomas H. Lee Partners, L.P. Mr. Weldon worked at the firm from 1991 to 1993 and rejoined it in 1995. Prior to 1991, Mr. Weldon worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Weldon is a director of Michael Foods, Inc., Nortek, Inc. and THL-PMPL Holding Corp. From April 1997 to June 2005, Mr. Weldon served as a director of Syratech Corporation which, together with its subsidiaries, Wallace International de P.R. and Chi International, Inc., filed for bankruptcy under Chapter 11 in February 2005 and emerged from bankruptcy pursuant to a confirmed Chapter 11 plan in June 2005. Mr. Weldon was designated to the Board of Directors of FairPoint by Thomas H. Lee Equity Fund in connection with Thomas H. Lee Equity Fund’s designation rights under our stockholders agreement which was terminated in connection with our initial public offering.

Claude C. Lilly—Dr. Lilly, age 60, was appointed as a director of our company in February 2005. Dr. Lilly is currently dean and James J. Harris Chair of Risk Management and Insurance in The Belk College of Business Administration at The University of North Carolina at Charlotte. Dr. Lilly has served as Assistant Deputy Insurance Commissioner for the State of Georgia and as a director of several corporations. Mr. Lilly currently serves on the audit committees of the board of directors of TIAA CREF Trust Company FSB, Erie Indemnity Company and subsidiaries thereof. He holds the Chartered Property Casualty Underwriters and Chartered Life Underwriter designations and is a member of numerous professional associations.

Robert S. Lilien—Mr. Lilien, age 59, was appointed as a director of our company in December 2005. Mr. Lilien is currently a partner in the law firm of Robinson, Bradshaw & Hinson, located in Charlotte, North Carolina, where he has worked since April 2002, and the managing member of Trilogy Capital Partners, LLC, a captive private equity fund with equity provided by a single family group, where he has also worked since April 2002. From 1993 to 2002, he held various positions at Duke Energy Corporation, including Senior Vice President—Duke Ventures of Duke Energy Corporation, Chairman and Chief Executive Officer of Crescent Resources, LLC, Chairman of DukeNet Communications, Inc. and Chairman of Duke Capital Partners, LLC. Mr. Lilien is also on the finance and audit committees of the board of directors of the Lynnwood Foundation.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance committee.

Audit Committee

Our audit committee, consisting of Claude C. Lilly, David L. Hauser and Robert S. Lilien, met nine times during fiscal 2006. Claude C. Lilly is the chair of our audit committee. All audit committee members meet the independence criteria set forth in the listing standards of the New York Stock Exchange and Rule 10A-3 under the Exchange Act. Mr. Hauser is qualified as an audit committee financial expert within the meaning of item 401(h) of Regulation S-K under the Exchange Act and our board of directors has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the New York Stock Exchange. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation. Effective as of January 16, 2007, Ms. Garrison-Corbin was appointed to the audit committee.

Among other functions, the principal duties and responsibilities of our audit committee are to appoint our independent auditors, oversee the quality and integrity of our financial reporting and the audit of our financial statements by our independent auditors and, in fulfilling its obligations, our audit committee reviews with our management and independent auditors the scope and result of the annual audit, our auditors’ independence and our accounting policies.

The audit committee is required to report regularly to our board of directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements, the performance and independence of our independent auditors, or the performance of the internal audit function.

A copy of the charter of our audit committee can be found on our website at www.fairpoint.com under the “Investor Relations” caption.

Compensation Committee

Our compensation committee, consisting of David L. Hauser, Patricia Garrison-Corbin and Kent R. Weldon, met three times during fiscal 2006. David L. Hauser is the chair of our compensation committee. All compensation committee members meet the independence criteria set forth in the listing standards of the New York Stock Exchange. Among other functions, the compensation committee oversees the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof. Mr. Weldon resigned from our board of directors and our compensation committee effective as of January 16, 2007. Effective as of January 16, 2007, Mr. Lilly and Mr. Lilien were appointed to the compensation committee.

A copy of our compensation committee charter can be found on our website at www.fairpoint.com under the “Investor Relations” caption.

Compensation Committee Interlocks and Insider Participation

During 2006, decisions on various elements of executive compensation were made by our compensation committee. No officer, employee or former officer of the Company served as a member of our compensation committee during 2006. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

For a description of certain relationships and transactions with members of our board of directors or their affiliates, see “Certain Relationships and Related Party Transactions.”

Corporate Governance Committee

Our corporate governance committee consisting of Patricia Garrison-Corbin, Claude C. Lilly and Robert S. Lilien met three times during fiscal 2006. Patricia Garrison-Corbin is the chair of our corporate governance committee. All of the members of our corporate governance committee meet the independence criteria set forth in the listing standards of the New York Stock Exchange. Among other functions, the principal duties and responsibilities of our corporate governance committee are to identify qualified individuals to become board members, recommend to the board individuals to be designated as nominees for election as directors at the annual meetings of shareholders, and develop and recommend to the board our corporate governance guidelines. Effective as of January 16, 2007, Mr. Hauser was appointed to the corporate governance committee.

A copy of our corporate governance committee charter can be found on our website at www.fairpoint.com under the “Investor Relations” caption.

Executive Officers

The following table sets forth the names and positions of our current executive officers and their ages as of December 31, 2006.

Name	Age	Position
Eugene B. Johnson	59	Co-Founder, Chairman of the Board of Directors and Chief Executive Officer
Peter G. Nixon	54	Chief Operating Officer
John P. Crowley	52	Executive Vice President and Chief Financial Officer
Walter E. Leach, Jr.	55	Executive Vice President, Corporate Development
Shirley J. Linn	56	Executive Vice President, General Counsel and Secretary
Lisa R. Hood	41	Senior Vice President and Controller
Thomas Griffin	46	Treasurer

The following sets forth selected biographical information for our executive officers who are not directors.

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

John P. Crowley.   In June 2005, Mr. Crowley was appointed as Executive Vice President and Chief Financial Officer. Mr. Crowley served as Executive Vice President, Finance and Treasurer from May 2005 to June 2005. From 2000 to 2004, Mr. Crowley was an independent consultant in telecommunications investment banking. From 1999 to 2000, he was a Director in corporate finance at PricewaterhouseCoopers, and from 1996 to 1999, Mr. Crowley was a Managing Director in investment banking at BT/Alex Brown and its predecessor company. Previously he was active in telecommunications finance both as a principal and in banking.

Walter E. Leach, Jr.   In June 2005, Mr. Leach was appointed as the company’s Executive Vice President, Corporate Development. Mr. Leach served as our Executive Vice President and Chief Financial

Officer from July 2004 to June 2005. Mr. Leach served as our Senior Vice President from February 1998 to July 2004. From October 1994 to December 2000, Mr. Leach was our Secretary. From 1984 through September 1994, Mr. Leach served as Executive Vice President of Independent Hydro Developers, where he had responsibility for all project acquisition, financing and development activities.

Shirley J. Linn.   In March 2006, Ms. Linn was appointed our Executive Vice President, General Counsel and Secretary. Ms Linn served as our Senior Vice President, General Counsel and Secretary from September 2004 to March 2006. Ms. Linn has served as our General Counsel since October 2000, our Vice President since October 2000 and our Secretary since December 2000. Prior to joining us, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.

Lisa R. Hood.   In July 2004, Ms. Hood was appointed our Senior Vice President and Controller. Ms. Hood has served as our Controller since December 1993 and served as our Vice President from December 1993 to July 2004. Prior to joining our company, Ms. Hood served as manager of a local public accounting firm in Kansas. Ms. Hood is certified as a public accountant in Kansas.

Thomas Griffin.   In December 2005, Mr. Griffin was appointed our Treasurer. Mr. Griffin jointed the Company in January 2000 as Assistant Treasurer and served as our General Manager of Wireless Broadband operations from December 2003 through March 2005. Prior to joining our Company, Mr. Griffin was employed by Sealand Service, Inc. as Assistant Treasurer from September 1997 to January 2000 where he was responsible for worldwide cash management and as Director of Financial Planning for Europe from September 1995 to September 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own, or are part of a group that owns, more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than ten percent shareholders are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of Forms 3, 4 and 5 and amendments thereto available to us and other information obtained from our directors and officers and certain 10% shareholders or otherwise available to us, we believe that no director or officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2006.

The Company has adopted a Code of Ethics for Financial Professionals that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and a Code of Business Conduct and Ethics that applies to all employees, directors and officers of the Company, its subsidiaries and its controlled affiliates. The Company has posted its Code of Ethics for Financial Professionals and its Code of Business Conduct and Ethics on its website (www.fairpoint.com). The Company intends to post any amendments to or any waivers from a provision of its Code of Ethics for Financial Professionals or its Code of Business Conduct and Ethics on its website.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Report

Our executive compensation program for our executive officers named in the Summary Compensation Table below (“NEOs”) is administered by the compensation committee of our board of directors.

The compensation committee is generally responsible for strategic decisions relating to our compensation structure, including, recommending salary-based compensation, incentive compensation, and equity based awards for NEOs; non-employee director compensation; recommending the amount of stock option and restricted stock awards as retention incentive compensation for executives, directors, non-directors, and non-executive officers; and deferred compensation for executives and other key employees.

On behalf of stockholders, the compensation committee has carefully monitored our executive compensation programs. The Compensation Discussion and Analysis and tables that follow will show, we believe, structures for executive compensation that strike an appropriate balance between preserving capital for stockholders and providing our NEOs with incentives and protections that are designed both to reward them for superior corporate and individual performance, and to provide competitive compensation that encourages them to remain with FairPoint.

In fiscal year 2006, we struck this balance through compensating our NEOs with competitive base salaries and restricted stock awards that aligned their interests with stockholders. Overall, the undersigned believe that the compensation provided for NEOs in fiscal year 2006 was entirely appropriate given our business achievements, including the completion of three acquisitions, our progress on the conversion of our operating companies to one outsourced billing system, the consolidation of our call centers, and the general increase in cash available for dividends under the terms of our credit facility, in fiscal year 2006.

The members of the compensation committee responsible for determining salary and incentive compensation awards for the 2006 fiscal year were the undersigned. From time to time, the compensation committee selects and engages outside compensation consultants and other experts for survey data and other information as it deems appropriate.

The compensation committee has reviewed the following Compensation Discussion and Analysis with management, and recommends to the board of directors that it be included in the Company’s Annual Report on Form 10-K and the Company’s proxy statement.

Messrs. David L. Hauser, Claude C. Lilly, Robert S. Lilien and Ms. Patricia Garrison-Corbin

Compensation Discussion and Analysis

1.   General Principals and Procedures

General Program Objectives.

The compensation committee’s principal objective in designing compensation policies is to develop and administer a comprehensive program to attract, motivate and retain outstanding managers who are likely to enhance our profitability and create value for our stockholders. Within this overall compensation philosophy, the compensation committee seeks to: (1) recognize and reward sustained superior performance by individual officers and key employees; (2) pay for performance on both an individual and corporate level; (3) align stockholder and executive interests by placing a significant portion of executive compensation “at risk”; (4) tie executive compensation to the achievement of certain short-term and long-term performance objectives of FairPoint; and (5) offer a total compensation program that takes into account the compensation practices of comparable companies.

In order to more closely align NEO compensation with the long-term interests of our stockholders, the intent of the compensation committee is to generally provide less incentive compensation in the form of cash bonuses than it does in the form of stock-based compensation having service and performance based future vesting requirements. The compensation committee used an independent consultant in 2006 to review its stock award levels and to benchmark the levels of all components of compensation.

2.   Specific Principals for Determining Executive Compensation

The table below identifies and explains the reason for each component of NEO compensation. See “—Executive Compensation Decisions for 2006” for amounts and further detail.

Element:	Reason for Element
Salary

Our career-oriented philosophy toward executive compensation requires a competitive base salary as a starting point. The compensation committee establishes the base salaries for our NEOs as fixed amounts in order to provide a reliable indication of the minimum amount of compensation that each NEO will receive in a given year.

Bonus

We maintain an Annual Incentive Plan under which our NEOs and other key employees may earn annual cash and/or restricted stock bonuses based on corporate and individual performance. The Annual Incentive Plan is designed to provide an incentive for executives to attain goals. The compensation committee establishes and approves the goals of the chief executive officer and the chief executive officer approves the goals of the other NEOs and the compensation committee reviews them.

Restricted Stock Awards

We maintain the 2005 Stock Incentive Plan, which allows for a variety of stock-based awards that are available to link employee compensation to stockholders’ interest and encourage the creation of long-term value for our stockholders by increasing the retention of qualified key employees. In 2006, the compensation committee relied on restricted stock awards for this purpose.

Element:	Reason for Element
Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan (the “NQDC Plan”) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are made according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k) plan.

Perquisites

Our NEOs have received some or all of the following perquisites: supplemental life and disability insurance, use of a company vehicle, spousal travel benefits, and in one instance, payment of country club dues. Perquisites paid to our chief executive officer were eliminated in March 2006 as part of a new employment agreement. All other perquisites for NEOs have been eliminated as of January 1, 2007.

Post-employment Benefits	Retirement. We maintain a standard 401(k) plan that includes an employer matching contribution up to an amount equal to 4½% of each participant’s compensation.
Welfare Benefits. We provide, on equal terms for all employees, group term life insurance, group health insurance, and short-term and long-term disability insurance.

Severance and Change in Control Benefits.   We will provide severance benefits to Mr. Johnson, Mr. Leach, Mr. Nixon, Mr. Crowley and Ms. Linn at levels that we consider conservative yet competitive when compared to those offered by our peers. We believe that the foregoing benefits are necessary and appropriate in order to attract and retain qualified NEOs.

Method for Determining Amounts

Base Salary

The compensation committee determines the level of base salary for our chief executive officer and the other executive officers with the general goal of providing competitive salaries. Decisions take into account independent studies and surveys prepared by consultants based on publicly available information with respect to other comparable communications companies. In addition, with respect to each executive officer, including the chief executive officer, the compensation committee considers the individual’s performance, including that individual’s total level of experience in the communications industry, his or her record of performance and contribution to our success relative to his or her job responsibilities and annual goals, as well as his or her overall service to FairPoint.

Annual Incentive Compensation Awards

The annual incentive awards are based on a combination of corporate and individual goals having specific financial and operational objectives  such as the following: FairPoint achieving a specified EBITDA target, FairPoint working within a specified total debt to EBITDA ratio, FairPoint achieving certain free cash flow and revenue targets, FairPoint generating sufficient cash available for dividends, FairPoint accomplishing certain budgetary, operational and regulatory goals and providing company and industry leadership. We generally establish bonus targets and performance criteria at the end of each year for the following year.

Long-Term Incentive Awards

In determining the long-term incentive component of the chief executive officer’s compensation, the compensation committee considers, among other factors selected by the compensation committee, FairPoint’s performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the chief executive officer in past years. With respect to the amount of long-term incentive awards for non-chief executive officer management and key employees, the compensation committee considers the recommendation of the chief executive officer and takes into account the amount of long term incentive awards granted to peer executives among comparable companies. The compensation committee obtains market compensation data from a compensation consultant.

The compensation committee determines the vesting schedule for future stock awards under the 2005 Stock Incentive Plan and considers past award levels and their vesting when making current determinations.

The compensation committee is considering the adoption of a policy relating to the re-coupment of stock awards and their proceeds if an NEO’s fraud or misconduct triggers a material financial restatement. No such policy currently exists. The Company does not in any way time its stock awards to the release of material non-public information.

Deferred Compensation

We maintain a nonqualified deferred compensation plan (the NQDC Plan) for NEOs and other select executives in order to enable them to defer compensation in excess of the limits applicable to them under our 401(k) plan. Company matching contributions are made according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k).

Perquisites

Prior to 2007, certain of our executive officers received Company-provided supplemental life and disability insurance, use of a Company-provided vehicle and, for our chief executive officer, payment of country club dues. The compensation committee provides perquisites to certain key executives that it believes are reasonable and consistent with its overall compensation program to better enable us to attract and retain superior employees for key positions.

Retirement and Welfare Benefits

Our NEOs participate in our standard broad-based 401(k) and welfare plans, and thereby receive, for example, group health insurance, group term life insurance and short-term and long-term disability insurance. The costs of these benefits constitutes only a small percentage of each of our executive officer’s total compensation.

Post-employment Severance and Change-in-Control Benefits

We provide post-employment severance and change-in-control benefits to Mr. Johnson, pursuant to an employment agreement, and to Mr. Leach, Mr. Nixon, Mr. Crowley and Ms. Linn, pursuant to offer letters. The severance benefits for these executives are generally paid only if the executives are terminated without cause and they do not voluntarily resign. The severance benefits are also provided if are termination of employment occurs because of a change in control. In addition to severance payments, each executive is entitled to continued welfare benefits for a limited period. Mr. Johnson’s severance benefits are also subject to a covenant not to compete with us.

3.   Executive Compensation Decisions for 2006

Discussed below are the key components of the compensation that our NEOs received in 2006 as categorized in the Summary Compensation Table. Based on the fair value of equity awards granted to NEOs in 2006, their base salaries generally accounted for approximately 28% of their total compensation, while incentive compensation, including annual bonuses, accounted for approximately 69% of their total compensation. The compensation committee believes that the balance described below of 2006 levels for salary, cash bonus, restricted stock, and other benefits reflect both (i) an appropriate and performance-oriented structure for total compensation, and (ii) a suitable correlation of total NEO compensation to the Company’s strong financial and business performance in 2006. Note that the Summary Compensation Table below reports the value of certain equity awards based on the compensation expense recorded under FAS 123(R) value rather than based on their current fair value.

Base Salary.

In March of 2006, upon the recommendation of the compensation committee, our board of directors approved a new employment agreement for Mr. Johnson which, among other things, provided for an increase in his annual base salary to $460,000 and eliminated all executive perquisites. The base salaries of the other NEOs increased approximately 2% compared to 2005.

Cash Bonus.

The compensation committee established the 2006 target bonuses and related performance goals for certain members of our senior management under the FairPoint Communications, Inc. Annual Incentive Plan, or the Annual Incentive Plan, on December 14, 2005 and, accordingly, we paid bonuses equal to the established target levels discussed below.

Below is a chart that identifies the target bonus for each NEO, who was eligible to participate in the Annual Incentive Plan in 2006 and the performance criteria used to evaluate the NEO’s performance. The performance criteria were weighted as indicated. The compensation committee, in its sole discretion but with input from the chief executive officer for all NEOs other than himself, determines whether or not individual performance goals were satisfied. Any bonus awards are subject to the terms of the Annual Incentive Plan.

Executive	Position	Bonus Target (% of 2006 annual Base Salary)	Performance Criteria
Eugene B. Johnson	Chief Executive Officer	100%

(i) 50%—FairPoint achieving a specified EBITDA target for 2006; (ii) 20%—FairPoint not exceeding a specified total debt to EBITDA ratio for 2006; (iii) 10%—providing company and industry leadership to the public policy debate around USF and intercarrier compensation; (iv) 10%—leading succession planning efforts for all key positions in FairPoint; and (v) 10%—continuing to foster a culture that places a premium on high standards of ethical behavior and integrity.

Peter G. Nixon	Chief Operating Officer	50%

(i) 70%—FairPoint achieving a specified EBITDA target for 2006; (ii) 15%—effecting certain operational improvements; (iii) 5%—developing FairPoint’s employees; (iv) 5%—supporting public policy initiatives and FairPoint complying with the internal control requirements of the Sarbanes-Oxley Act; (v) 2.5%—achieving specified customer service and community relations goals; and (v) 2.5%—promoting workers’ safety and reducing workers compensation claims.

Executive	Position	Bonus Target (% of 2006 annual Base Salary)	Performance Criteria
John P. Crowley	Executive Vice President and Chief Financial Officer	50%

(i) 60%—FairPoint achieving a specified EBITDA target for 2006 and generating sufficient cash available for dividends to maintain the current dividend level; (ii) 20%—improving FairPoint’s investor relations efforts; (iii) 15%—FairPoint complying with the internal control requirements of the Sarbanes-Oxley Act and effecting certain operating efficiencies; and (iv) 5%—complying with FairPoint’s safety, ethics and business conduct initiatives.

Walter E. Leach, Jr.	Executive Vice President, Corporate Development	50%	(i) 55%—FairPoint completing a specified amount of RLEC acquisitions which satisfy certain criteria; (ii) 25%—developing new lines of business; and (iii) 15%—managing FairPoint’s non-strategic assets.
Shirley J. Linn	Executive Vice President, General Counsel and Secretary	40%

(i) 40%—meeting the needs of FairPoint’s various departments; (ii) 30%—standardizing and enhancing FairPoint’s compliance with public company and corporate governance requirements; (iii) 10%—assisting in FairPoint’s compliance with the internal control requirements of the Sarbanes-Oxley Act; (iv) 10%—assessing performance and cost of FairPoint’s outside legal advisors; and (v) 10%—facilitating board and board committee communications.

The compensation committee made bonus decisions in January 2007 to the general effect that each NEO had satisfied all (or substantially all) of their performance goals for 2006. Cash bonus awards were consequently paid at various levels from 88% to 120% of the target levels based on the NEOs actual performance against these goals.

Restricted Stock Awards.

Mr. Johnson’s March 2006 employment agreement provided for the grant of 50,000 shares of restricted stock coincident with the execution of his employment agreement. In addition, his employment agreement provides for an additional grant of 50,000 shares of restricted stock on each of January 1, 2007 and January 1, 2008 provided Mr. Johnson is not terminated for cause and/or voluntarily resigns. Mr. Johnson received 50,000 shares of restricted stock on January 1, 2007. The compensation committee also awarded 50,000 shares of restricted stock to Ms. Linn and Mr. Crowley in December 2006. Both Ms. Linn and Mr. Crowley received the awards at the discretion of the compensation committee, for excellent individual corporate performance in 2006.

In September 2006, the compensation committee also approved grants to various employees based on their title and current salary. For example, all employees that were executive vice presidents or above received a grant valued on the date of grant to equal 75% of their base salary. Each of the NEOs received shares of restricted stock as part of this grant, except the chief executive officer.

Perquisites

In 2006, we provided NEOs with limited perquisites and other personal benefits (such as use of Company automobiles, additional life and disability insurance benefits and, for the chief executive officer, reimbursement of country club dues). The compensation committee believes these perquisites were reasonable and consistent with the objective of better enabling us to attract and retain superior employees for key positions. The compensation committee has eliminated all perquisites beginning on January 1, 2007.

Post-employment Benefits

Mr. Johnson’s 2006 employment agreement entitles him to receive the following severance and/or change-in-control benefits provided he continues to work as chief executive officer until the end of his term of employment (currently, December 31, 2008),  provided we do not terminate his employment for cause, or he does not voluntarily resign: payment of his base salary as of the termination date for the remainder of the employment period plus one year thereafter (subject to suspension for a breach of Mr. Johnson’s covenant not to compete with us);  continued medical coverage for Mr. Johnson and his wife for the life of each under our medical benefits plans; and, continued vesting of all restricted stock granted as of the termination date under the 2005 Stock Incentive Plan.

Pursuant to a letter agreement between Mr. Leach and us, upon termination of Mr. Leach’s employment by us without cause (including upon a change of control), Mr. Leach is entitled to a lump sum payment amount equal to twelve months of his base salary (as of the date of termination), and continued long-term disability, term life insurance and medical benefits for twelve months following such date of termination.

Pursuant to letter agreements, upon termination of employment without cause (including upon a change of control), Mr. Nixon, Mr. Crowley and Ms. Linn are entitled to receive from us in a lump sum payment an amount equal to twelve months of base salary as of the date of termination, plus the continuation of certain benefits, including medical benefits, for twelve months.

Tax Considerations

Section 162(m) of the Internal Revenue Code, or the Code, generally disallows a tax deduction to public corporations for compensation, other than performance-based compensation, over $1.0 million paid for any fiscal year to any of the corporation’s chief executive officer and four other highly compensated executive officers as of the end of any fiscal year. The Company’s policy is to qualify its executive officers’ for deductibility under Section 162(m) to the extent the compensation committee determines such to be appropriate. In 2006, compensation did not exceed the deductibility limits of Section 162(m) for any NEO. The compensation committee remains aware of the Code Sections 162(m) and 409A limitations and the available exemptions and special rules, and will address the issue of 162(m) deductibility and 409A compliance when and if circumstances warrant the use of such exemptions or other considerations.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
						Non-equity	Change in
						Incentive	pension volume	All
				Stock	Option	Plan	and NQ	Other
		Salary	Bonus	Awards	Awards	Compensation	DC Earnings	Compensation	Total
Name and Principal Position	Year	$ (1)	$ (2)	$ (3)	$	$	$	$ (4)(5)	$
Eugene B. Johnson	2006	434,740	394,140	1,171,158	—	—	—	25,647	2,025,685
Chairman of the Board of
Directors and Chief
Executive Officer
John Crowley	2006	234,808	104,629	233,840	—	—	—	21,577	594,854
Executive Vice President,
Chief Financial Officer
Shirley J. Linn	2006	204,808	99,100	176,209	—	—	—	11,835	491,952
Executive Vice President,
General Counsel and
Secretary
Peter G. Nixon	2006	219,755	97,641	189,063	—	—	—	30,674	537,133
Chief Operating Officer
Walter E. Leach, Jr.	2006	214,808	129,325	302,060	—	—	—	40,102	686,295
Executive Vice President,
Corporate Development

(1)             The amounts shown in column (c) include amounts of salary compensation deferred by the executive officer in 2006 under the NQDC Plan. The amount of deferrals under this plan in 2006 were $36,221 by Mr. Crowley, $2,055 by Ms. Linn, $4,562 by Mr. Nixon and $6,950 by Mr. Leach.

(2)             For the year ended December 31, 2006, amounts in column (d) represent bonuses which were earned during 2006 and paid in February 2007. The amounts in column (d) include amounts of bonus compensation deferred under the NQDC Plan by Mr. Crowley in the amount of $51,965, Ms. Linn in the amount of $1,968, Mr. Nixon in the amount of $1,939 and Mr. Leach in the amount of $4,945.

(3)             The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123(R) of awards pursuant to the 2005 Stock Incentive Plan and thus may include amounts from awards granted during and prior to 2006.

(4)             The amount shown in column (i) reflects for each NEO:

•        Matching contributions made by us to our 401(k) savings plan in the amounts of $9,900 for Mr. Johnson, $9,900 for Mr. Crowley, $9,900 for Ms. Linn, $9,900 for Mr. Nixon and $9,900 for Mr. Leach;

•        Contributions made by us to term life insurance plans in the amounts of $1,312 for Mr. Johnson, $690 for Mr. Crowley, $1,304 for Ms. Linn, $713 for Mr. Nixon and $704 for Mr. Leach;

•        Additional life insurance benefits of $4,699 for Mr. Leach;

•        Contributions made by the Company to the NQDC Plan in the amount of $155 for Mr. Crowley, $631 for Ms. Linn, $998 for Mr. Nixon and $1,575 for Mr. Leach;

•        Vehicle fringe benefits of $4,679 paid to Mr. Johnson, $6,499 paid to Mr. Crowley, $11,438 paid to Mr. Nixon and $9,773 paid to Mr. Leach;

•        Amounts paid to effectively “gross-up” certain bonus payments during the year for payment of taxes in the amount of $5,774 for Mr. Johnson, $4,333 for Mr. Crowley, $7,625 for Mr. Nixon and $11,169 for Mr. Leach; and

•        Other miscellaneous perquisites in the amount of $3,982 are included for Mr. Johnson and in the amount of $2,281 for Mr. Leach.

(5)             The value attributable to personal use of company-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) are included as compensation on the W-2 of NEOs who receive such benefit. Each such NEO is responsible for paying income tax on such amount.

Grants of Plan Based Awards

		Estimated future payouts under Non-equity incentive plan awards			Estimated Future payouts under equity incentive plan awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
								All other	All other
								stock	option
								awards:	awards:	Exercise
								number of	number of	or base
								shares of	securities	price of
								stock or	underlying	option
	Grant	Treshold	Target	Maximum	Threshold	Target	Maximum	units	options	awards
Name	date	($)	($)	($)	(#)	(#) (1)	(#)	(#)(2)	(#)	($/Sh)
Eugene B. Johnson	17-Mar-06	—	—	—	—	—	—	50,000	—	—
Chairman of the Board
of Directors and Chief
Executive Officer
John Crowley	8-Sep-06	—	—	—	—	—	—	12,589	—	—
Executive Vice	5-Dec-06	—	—	—	—	—	—	50,000	—	—
President, Chief
Financial Officer
Shirley J. Linn	8-Sep-06	—	—	—	—	—	—	10,982	—	—
Executive Vice	5-Dec-06	—	—	—	—	—	—	50,000	—	—
President, General
Counsel and Secretary
Peter G. Nixon	8-Sep-06	—	—	—	—	—	—	11,783	—	—
Chief Operating Officer
Walter E. Leach, Jr.	8-Sep-06	—	—	—	—	—	—	11,518	—	—
Executive Vice
President, Corporate
Development

(1)             In accordance with Mr. Johnson’s employment agreement, he is scheduled to receive additional grants of restricted stock on January 1, 2007 and January 1, 2008 in the amount of 50,000 shares on each date. These shares are not included in this table as they had not been granted as of December 31, 2006.

(2)             The amounts shown in column (i) reflect the number of shares of stock granted to each NEO in 2006 pursuant to the 2005 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
									Equity	Equity
									incentive	incentive
									plan	plan
									awards:	awards:
				Equity					number	market or
			Number	incentive					of	payout
		Number	of	plan					unearned	value of
		of	securities	awards:			Number	Market	shares,	unearned
		securities	underlying	number of			of shares	value of	units	shares,
		underlying	unexer-	securities			or units	shares or	or other	units or
		unexer-	cisable	underlying			of stock	units of	rights	other
		cised	options	unexercised	Option		that	stock that	that	right that
		options	(#)	unearned	exercise	Option	have not	have not	have not	have not
	Grant	(#) exer-	unexer-	options	price	expiration	vested	vested	vested	vested
Name	Date	cisable	cisable	(#)	($)(1)	date	(#)	(#)	(#)	($)
Eugene B. Johnson	5/21/1998	—	226,439	—	9.02	5/21/2008	—	—	—	—
Chairman of the	1/1/2002	—	47,373	—	36.94	1/1/2012	—	—	—	—
Board of Directors	3/12/2002	20,490	—	—	36.94	3/12/2012	—	—	—	—
and Chief Executive	2/8/2005	—	—	—	—	—	126,325	2,393,859	—	—
Officer	3/17/2006	—	—	—	—	—	50,000	947,500	—	—
John Crowley	9/21/2005	—	—	—	—	—	37,500	710,625	—	—
Executive Vice	9/8/2006	—	—	—	—	—	12,589	238,562	—	—
President, Chief	12/5/2006	—	—	—	—	—	50,000	947,500	—	—
Financial Officer
Shirley J. Linn	3/12/2002	9,209	—	—	36.94	3/12/2012	—	—	—	—
Executive Vice	12/12/2003	7,106	7,106	—	36.94	12/12/2013	—	—	—	—
President, General	12/12/2003	—	—	—	—	—	2,369	44,893	—	—
Counsel and	2/8/2005	—	—	—	—	—	33,159	628,363	—	—
Secretary	9/8/2006	—	—	—	—	—	10,982	208,109	—	—
	12/5/2006	—	—	—	—	—	50,000	947,500	—	—
Peter G. Nixon	5/21/1998	—	18,949	—	9.02	5/21/2008	—	—	—	—
Chief Operating	3/12/2002	8,419	—	—	36.94	3/12/2012	—	—	—	—
Officer	12/12/2003	11,893	11,893	—	36.94	12/12/2013	—	—	—	—
	12/12/2003	—	—	—	—	—	3,965	75,137	—	—
	2/8/2005	—	—	—	—	—	42,634	807,914	—	—
	9/8/2006	—	—	—	—	—	11,783	223,288	—	—
Walter E. Leach, Jr.	5/21/1998	—	115,475	—	9.02	5/21/2008	—	—	—	—
Executive Vice	3/12/2002	77,364	—	—	36.94	3/12/2012	—	—	—	—
President,	12/12/2003	—	—	—	—	—	3,159	59,863	—	—
Corporate	2/8/2005	—	—	—	—	—	71,058	1,346,549	—	—
Development	9/8/2006	—	—	—	—	—	11,518	218,266	—	—

(1)             Options granted to certain NEOs on May 21, 1998 were subject to certain conditions and therefore, were not exercisable. These options were subsequently cancelled on February 5, 2007.

Option Exercises and Stock Vested

None of the NEOs exercised any stock options during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	shares	Value
	Acquired on	upon	acquired on	realized on
	Exercise	Exercise	vesting	vesting
Name	(#)	($)	(#)	($)
Eugene B. Johnson	—	—	63,163	872,913
Chairman of the Board of
Directors and Chief
Executive Officer
John Crowley	—	—	12,500	213,125
Executive Vice President,
Chief Financial Officer
Shirley J. Linn	—	—	11,054	152,766
Executive Vice President,			1,184	22,851
General Counsel and
Secretary
Peter G. Nixon	—	—	14,212	196,410
Chief Operating Officer			1,982	38,253
Walter E. Leach, Jr.	—	—	23,686	327,341
Executive Vice President,			1,579	30,475
Corporate Development

Nonqualified Deferred Compensation

Pursuant to the NQDC Plan, certain executives, including NEOs, may defer a portion of their annual salary and bonuses. Deferral elections are made by eligible executives in each year for amounts to be earned in the following year. An executive can defer up to 50% of their annual salary and up to 100% of their annual bonuses.

NON-QUALIFIED DEFERRED COMPENSATION

(a)	(b)	(c)	(d)	(e)	(f)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
Eugene B. Johnson	—	—	12,499	—	12,499
Chairman of the Board of
Directors and Chief
Executive Officer
John Crowley	88,186	155	4,048	—	92,389
Executive Vice President,
Chief Financial Officer
Shirley J. Linn	4,023	631	2,079	—	6,733
Executive Vice President,
General Counsel and
Secretary
Peter G. Nixon	6,501	998	334	—	7,833
Chief Operating Officer
Walter E. Leach, Jr.	11,895	1,575	4,881	—	18,351
Executive Vice President,
Corporate Development

Potential Payments Upon Termination or Change of Control

The Company has an employment agreement with Eugene B. Johnson and letter agreements with Peter G. Nixon, John P. Crowley, Walter E. Leach, Jr. and Shirley J. Linn. These agreements are summarized below.

Eugene B. Johnson.   In March 2006, we extended the existing employment agreement with Mr. Johnson, originally entered into in December 2002, pursuant to Mr. Johnson will continue as our chief executive officer and/or chairman of our board of directors from until December 31, 2008. The employment agreement provides that Mr. Johnson will receive an annual base salary of $460,000, an annual discretionary bonus, and Mr. Johnson shall be entitled to participate in all incentive, savings, stock option and retirement plans, practices, policies and programs applicable generally to other senior management. If Mr. Johnson’s employment is terminated without cause during the term of his employment agreement (including upon a change in control) he is entitled to receive payment of his salary as of the termination date for the remainder of the employment period, subject to suspension for a breach of Mr. Johnson’s covenant not to compete with us. Upon the expiration of the term of Mr. Johnson’s employment agreement at December 31, 2008, unless extended, he is entitled to receive payment of his salary as of the expiration date for one year thereafter. The employment agreement also provides that upon (i) the expiration of Mr. Johnson’s employment period, or (ii) the termination of Mr. Johnson’s employment as chief executive officer without cause, Mr. Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Mr. Johnson and his wife for the life of each under our medical benefits plans and continued vesting of all restricted stock granted as of the termination date under the 2005 Stock Incentive Plan. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Mr. Johnson and us.

Walter E. Leach, Jr.   In January 2000, we entered into an employment agreement with Mr. Leach, which agreement expired on December 31, 2003. In December 2003, we entered into a letter agreement with Mr. Leach, supplementing and modifying his employment agreement. The letter agreement provides that following the expiration of his employment agreement, Mr. Leach shall continue as an employee at will. During this period, Mr. Leach is entitled to receive certain benefits. The letter agreement also provides that upon termination of Mr. Leach’s employment by us without cause (including upon a change of control), Mr. Leach is entitled to receive from us in a lump sum payment an amount equal to his base salary as of the date of termination for a period of twelve months, plus all accrued and unpaid base salary and benefits as of the date of termination. In addition, Mr. Leach is also entitled to receive continued long-term disability, term life insurance and medical benefits following his termination for twelve months following such date of termination.

Peter G. Nixon, John P. Crowley and Shirley J. Linn  In November 2002, we entered into a letter agreement with each of Mr. Nixon and Ms. Linn. In May 2005, we entered into a letter agreement with Mr. Crowley. The letter agreements provide that upon the termination of each person’s respective employment with us without cause (including upon a change of control), each person is entitled to receive from us a lump sum payment in an amount equal to twelve months of such executive’s base salary as of the date of termination, plus the continuation of certain benefits, including medical benefits, for twelve months.

	Value of Amounts Payable
		Acceleration and	Continuation of
		Continuation of Equity	Medical/Welfare	Total
	Cash	Awards (unamortized	Benefits	Termination
Reason for payment:	Severance	expense as of 12/31/06)	(present value)	Benefits
Eugene B. Johnson
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$460,000	$2,448,225	$137,754	$3,045,979
John Crowley
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$251,500	0	$6,048	$257,548
Shirley J. Linn
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$220,000	0	$15,132	$235,132
Peter G. Nixon
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$245,000	0	$15,132	$260,132
Walter E. Leach, Jr.
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$237,500	0	$15,132	$252,632

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of our board of directors.

For fiscal 2006, each non-employee director received an annual fee of $45,000 for serving as a director. In addition, an annual fee of $5,000 was paid for serving as the chair of our compensation committee or corporate governance committee and an annual fee of $10,000 was paid for serving as the chair of our audit committee. An annual fee of $2,500 was paid to the members who were not serving as chair of our compensation committee and corporate governance committee and $5,000 for members who were not serving as chair of our audit committee. An annual fee of $5,000 was paid to our lead director.

Our non-employee directors also receive an annual award of approximately $30,000 in the form of restricted stock or restricted units, at the recipient’s option, which are issued under our 2005 Stock Incentive Plan. These awards vest in four quarterly installments from the grant date, and the holders thereof are entitled to receive dividends or dividend equivalents on such awards from the date of grant, whether or not vested.

Our employee directors do not receive any compensation for serving on our board of directors.

Summary Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
					Value and
	Fees Earned			Non-equity	Nonqualified	All
	or Paid	Stock	Option	Plan	Deferred	Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($) (1)	($) (2)	($)	($)	Earnings	($)	($)
Frank K. Bynum, Jr.	45,000	23,126	—	—	—	—	68,126
Patricia Garrison-Corbin	52,500	23,126	—	—	—	—	75,626
David L. Hauser	55,000	23,126	—	—	—	—	78,126
Claude C. Lilly	62,500	23,126	—	—	—	—	85,626
Robert S. Lilien	52,500	21,448	—	—	—	—	73,948
Kent R. Weldon	47,500	23,126	—	—	—	—	70,626

(1)          See the discussion preceding this table for the general method used to determine each non-employee director’s cash compensation. For fiscal 2006, the particular components paid as cash compensation in excess of each non-employee director’s $45,000 retainer were as follows:  Garrison-Corbin ($5,000 for chair of corporate governance committee and $2,500 as a member of the compensation committee); Hauser ($5,000 for chair of compensation committee and $5,000 as a member of the audit committee); Lilly ($5,000 as lead director, $10,000 as chair of the audit committee and $2,500 as a member of the corporate governance committee); Lilien ($5,000 as member of the audit committee and $2,500 as a member of the corporate governance committee); Weldon ($2,500 as a member of the compensation committee).

(2)          Column (c) reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director has the following number of restricted stock units outstanding: Mr. Bynum, 4,606; Ms. Garrison-Corbin, 4,606; Mr. Hauser, 4,606; Mr. Lilly, 4,606; and Mr. Lilien, 2,874. Included in these totals are restricted stock units that were granted to the directors in lieu of dividends. Mr. Weldon has 1,100 shares of restricted stock which have not vested and are therefore outstanding as of December 31, 2006. These awards vest in four quarterly installments from the grant date, and the holders thereof are entitled to receive dividends on such awards from the date of grant, whether or not vested.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our common stock as of March 1, 2007 for each director, each NEO, by all directors and executive officers of the Company as a group and by each person known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock.

The information (other than with respect to our directors and executive officers) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act with respect to our common stock. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Common Stock Beneficially Owned (1)
Name	Number	Percent of Class
Executive Officers and Directors:
Eugene B. Johnson (2)	471,826	1.3%
Peter G. Nixon (3)	87,472	0.2%
Walter E. Leach, Jr. (4)	184,295	0.5%
John P. Crowley (5)	128,533	0.4%
Shirley J. Linn (6)	118,723	0.3%
Patricia Garrison-Corbin (7)	300	*
David L. Hauser (8)	1,300	*
Robert S. Lilien (9)	—	*
Claude C. Lilly (10)	1,500	*
All directors and executive officers of the Company as a group (9 persons) (11)	993,949	2.8%
5% Stockholders:
Wellington Management Company LLP (12)	3,283,300	9.3%
75 State Street
Boston, Massachusetts 02109
Lehman Brothers Holdings Inc	2,362,965	6.7%
745 Seventh Avenue
New York, NY 10019

                 * Less than 0.1%.

       (1) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 35,271,910 shares of our common stock outstanding as of March 1, 2007.

       (2) With respect to shares beneficially owned: (i) includes 20,490 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 273,812 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days and (iii)  includes 226,325 shares of restricted stock awarded under our 2005 Stock Incentive Plan.

       (3) With respect to shares beneficially owned: (i) includes 20,312 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 30,842 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 3,965 shares of common stock underlying unvested restricted stock units, (iv) includes 54,417 shares of restricted stock awarded under our 2005 Stock Incentive Plan and (v) includes 60 shares of common stock owned by Mr. Nixon’s spouse and children.

       (4) With respect to shares beneficially owned: (i) includes 77,364 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 115,474 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 3,159 shares of common stock underlying unvested restricted stock units and (iv) includes 82,576 shares of restricted stock awarded under our 2005 Stock Incentive Plan.

       (5) With respect to shares beneficially owned includes 100,089 shares of restricted stock awarded under our 2005 Stock Incentive Plan.

       (6) With respect to shares beneficially owned: (i) includes 16,315 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 7,106 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 2,369 shares of common stock underlying unvested restricted stock units and (iv)  includes 94,141 shares of restricted stock awarded under our 2005 Stock Incentive Plan.

       (7) With respect to shares beneficially owned: (i) does not include 589 restricted units awarded under our 2005 Stock Incentive Plan, which units are subject to certain vesting requirements and (ii) does not include 4,017 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan.

       (8) With respect to shares beneficially owned: (i) does not include 589 restricted units awarded under our 2005 Stock Incentive Plan, which units are subject to certain vesting requirements, (ii) does not include 4,017 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (iii) includes 800 shares of common stock owned by Mr. Hauser’s spouse.

       (9) With respect to shares beneficially owned: (i) does not include 589 restricted units awarded under our 2005 Stock Incentive Plan, which units are subject to certain vesting requirements and (ii) does not include 2,285 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan.

(10) With respect to shares beneficially owned: (i) does not include 589 restricted units awarded under our 2005 Stock Incentive Plan, which units are subject to certain vesting requirements and (ii) does not include 4,017 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan.

(11) With respect to shares beneficially owned: (i) includes 134,481 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 427,234 shares of our common stock issuable upon exercise of stock options that are not currently exercisable or do not become exercisable during the next 60 days, (iii) does not include 9,493 shares of common stock underlying unvested restricted stock units, (iv) includes 557,548 shares of restricted stock awarded under our 2005 Stock Incentive Plan and (v) does not include 16,692 restricted units awarded under our 2005 Stock Incentive Plan.

(12) The securities beneficially owned by Wellington Management Company, LLP, in its capacity as investment advisor, are owned of record by clients of Wellington Management Company, LLP.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for information regarding securities authorized for issuance under the Company’s equity compensation plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Nominating Agreement and Registration Rights Agreement

In connection with our initial public offering in February 2005, we entered into a nominating agreement with THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners pursuant to which we, acting through our corporate governance committee, agreed, subject to the requirements of our directors’ fiduciary duties, that (i) THL Equity Fund would be entitled to designate one Class III director to be nominated for election to our board of directors and Kelso Investment Associates and Kelso Equity Partners would be entitled to designate one Class II director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners own in the aggregate at least 40% of the shares of our common stock which they owned immediately prior to the closing of our initial public offering or (ii) THL Equity Fund would be entitled to designate one Class III director to be nominated for election to our board of directors as long as THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners owned in the aggregate less than 40% and at least 20% of the shares of our common stock which they owned immediately prior to the closing of our initial public offering. In addition, at any time after Kelso Investment Associates and Kelso Equity Partners no longer own any of our common stock, as long as THL Equity Fund and its affiliates own at least 40% of the shares of our common stock which THL Equity Fund and its affiliates, Kelso Investment Associates and Kelso Equity Partners owned immediately prior to the closing of our initial public offering, THL Equity Fund would be entitled to designate one Class II director to be nominated for election to our board of directors in addition to its right to designate one Class III director to be nominated for election to our board of directors. The nominating agreement was terminated effective as of February 1, 2007.

In connection with our initial public offering in February 2005, we also entered into a registration rights agreement with THL Equity Fund, certain affiliates of THL Equity Fund, Kelso Investment Associates and Kelso Equity Partners, certain other significant stockholders and certain members of our management. This agreement required us to use our commercially reasonable efforts to file with the SEC on the 181st day following the closing of the offering a shelf registration statement covering the shares of our common stock held by such parties and to use our commercially reasonable efforts to have such shelf registration statement declared effective by the SEC as soon as reasonably practicable thereafter. A shelf registration statement meeting these requirements was declared effective by the SEC on September 1, 2005.

Director Independence

Our board of directors considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, other than Eugene B. Johnson and Frank K. Bynum, Jr., all of our directors are independent under the criteria for independence set forth in the listing standards of the New York Stock Exchange, and therefore meet the New York Stock Exchange requirement for a majority of independent directors serving on the board of directors.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fee Information

The following table sets forth the aggregate fees billed by KPMG LLP for audit services and other professional services rendered in fiscal year 2005 and fiscal year 2006:

	Fiscal Year 2005	Fiscal Year 2006
Audit Fees (1)	$904,000	$1,175,000
Audit-Related Fees (2)	30,000	12,000
Tax Fees (3)	394,000	237,000

(1)          Audit fees include amounts billed to us related to annual financial statement audit work and quarterly financial statement reviews. In 2005, this category includes services associated with our initial public offering, including the related registration statements.

(2)          Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements. This category includes services associated with the initial public offering, including the related registration statements, research and consultation related to our implementation of the Sarbanes-Oxley Act, due diligence related to acquisitions and divestitures, consulting related to financial accounting and reporting standards and the annual benefit plan audit.

(3)          Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

Audit Committee Pre-Approval Policy

In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent accountants were pre-approved by our audit committee. Our audit committee has considered whether the provision of non-audit services is compatible with maintaining the independence of KPMG LLP and has concluded that it is.

Our audit committee’s pre-approval policy provides that our independent auditors shall not provide services that have the potential to impair or appear to impair the independence of the audit role. The pre-approval policy requires our independent auditors to provide an annual engagement letter to our audit committee outlining the scope of the audit services proposed to be performed during the fiscal year. Upon the audit committee’s acceptance of and agreement with such engagement letter, the services within the scope of the proposed audit services shall be deemed pre-approved pursuant to the policy.

The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services and requires the specific pre-approval by the audit committee, prior to engagement, of such services, other than audit services covered by the annual engagement letter. In addition, services to be provided by our independent auditors that are not within the category of pre-approved services must be approved by the audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

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

The audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee is prohibited from delegating to management its responsibilities to pre-approve services to be performed by our independent auditors.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                               Financial Statements

The financial statements filed as part of this Annual Report are listed in the index to the financial statements under “Item 8. Financial Statements and Supplementary Data” in this Annual Report, which index to the financial statements is incorporated herein by reference. In addition, certain financial statements of equity method investments owned by the Company are included as Exhibit 99.1 to this Annual Report.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: March 13, 2007	By:	/s/ EUGENE B. JOHNSON
	Name:	Eugene B. Johnson
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EUGENE B. JOHNSON	Chairman of the Board of Directors and	March 13, 2007
Eugene B. Johnson	Chief Executive Officer (Principal
Executive Officer)
/s/ JOHN P. CROWLEY	Executive Vice President and Chief	March 13, 2007
John P. Crowley	Financial Officer (Principal Financial
Officer)
/s/ LISA R. HOOD	Senior Vice President and Controller	March 13, 2007
Lisa R. Hood	(Principal Accounting Officer)
/s/ PATRICIA GARRISON-CORBIN	Director	March 13, 2007
Patricia Garrison-Corbin
/s/ DAVID L. HAUSER	Director	March 13, 2007
David L. Hauser
/s/ ROBERT S. LILIEN	Director	March 13, 2007
Robert S. Lilien
/s/ CLAUDE C. LILLY	Director	March 13, 2007
Claude C. Lilly

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(3)
3.2	Amended and Restated By Laws of FairPoint.(3)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(4)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(3)
4.3	Form of Initial Senior Note due 2010.(4)
4.4	Form of Exchange Senior Note due 2010.(4)
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

10.7

Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)

10.8	Form of Swingline Note.(3)
10.9	Form of RF Note.(3)
10.10	Form of B Term Note.(3)
10.11

Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)

10.12	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communication Inc. and Northern New England Spinco Inc.(2)
10.13	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC. (2)
10.14	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
10.15	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(2)

10.16	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(2)
10.17	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(9)
10.18	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.19	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(10)
10.20	Employment Agreement, dated as of January 20, 2000, by and between FairPoint and Walter E. Leach, Jr.(11)
10.21	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(12)
10.22	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(4)
10.23	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(4)
10.24	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(13)
10.25	FairPoint 1995 Stock Option Plan.(14)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(14)
10.27	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(12)
10.28	FairPoint 2005 Stock Incentive Plan.(3)
10.29	FairPoint Annual Incentive Plan.(3)
10.30	Form of February 2005 Restricted Stock Agreement.(15)
10.31	Form of Director Restricted Stock Agreement.(16)
10.32	Form of Director Restricted Unit Agreement.(16)
10.33	Form of Non-Director Restricted Stock Agreement.(17)
14.1	FairPoint Code of Business Conduct and Ethics.(18)
14.2	FairPoint Code of Ethics for Financial Professionals.(3)
21	Subsidiaries of FairPoint.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Audited financial statements for the Orange County-Poughkeepsie Limited Partnership for the years ended December 31, 2006, 2005 and 2004.*

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

(1)          Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2006.

(2)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

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

(5)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(6)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 3, 2005.

(7)          Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 26, 2007.

(8)          Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2005.

(9)          Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(10) Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2006.

(11) Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 1999.

(12) Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(13) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 24, 2005.

(14) Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(15) Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(16) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(17) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(18) Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.