Form 10-Q
period 2007-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2007-05-10
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 4, 2007, there were 35,234,041 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

Item 1. Financial Statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$5,550	$3,805
Accounts receivable, net	28,890	28,533
Other	12,665	13,184
Deferred income tax, net	19,182	33,648
Investment held for sale	5,403	—

Total current assets	71,690	79,170

Property, plant, and equipment, net	241,490	246,264
Investments	6,211	12,057
Goodwill	499,192	499,184
Deferred income tax, net	43,096	23,830
Deferred charges and other assets	22,456	24,725

Total assets	$884,135	$885,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,867	$14,337
Dividends payable	13,925	13,908
Current portion of long-term debt	723	714
Demand notes payable	312	312
Accrued interest payable	592	560
Other accrued liabilities	17,722	16,017
Liabilities of discontinued operations	485	486

Total current liabilities	49,626	46,334

Long-term liabilities:
Long-term debt, net of current portion	616,932	607,272
Deferred credits and other long-term liabilities	7,898	6,897

Total long-term liabilities	624,830	614,169

Minority interest	8	8

Stockholders' equity:
Common stock	353	352
Additional paid-in capital	517,508	530,536
Accumulated deficit	(311,578)	(311,545)
Accumulated other comprehensive income, net	3,388	5,376

Total stockholders' equity	209,671	224,719

Total liabilities and stockholders' equity	$884,135	$885,230

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Revenues	$69,672	$64,791

Operating expenses:
Operating expenses, excluding depreciation and amortization	49,264	35,605
Depreciation and amortization	12,907	13,635

Total operating expenses	62,171	49,240

Income from operations	7,501	15,551

Other income (expense):
Net gain (loss) on sale of investments and other assets	242	(52)
Interest and dividend income	78	340
Interest expense	(10,032)	(9,753)
Equity in net earnings of investees	2,575	3,286

Total other expense	(7,137)	(6,179)

Income before income taxes	364	9,372
Income tax expense	(397)	(3,652)

Net (loss) income	$(33)	$5,720

Weighted average shares outstanding:
Basic	34,671	34,552

Diluted	34,671	34,647

(Loss) earnings per share:
Basic	$(0.00)	$0.17

Diluted	$(0.00)	$0.17

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

(in thousands)

	Common Stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2006	35,218	$352	$530,536	$5,376	$(311,545)	$224,719
Net (loss)	—	—	—	—	(33)	(33)
Issuance of restricted shares	50	1	—	—	—	1
Exercise of restricted units	4	—	—	—	—	—
Stock based compensation expense	—	—	858	—	—	858
Dividends declared	—	—	(13,917)	—	—	(13,917)
Tax benefit from stock based compensation expense	—	—	31	—	—	31
Other comprehensive loss from cash flow hedges	—	—	—	(1,988)	—	(1,988)

Balance at March 31, 2007	35,272	$353	$517,508	$3,388	$(311,578)	$209,671

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Net (loss) income	$(33)	$5,720

Other comprehensive (loss) income:
Cash flow hedges:
Change in net unrealized gain, net of tax benefit of $1.2 million for the three months ended March 31, 2007 and net of tax expense of $2.0 million for the three months ended March 31, 2006	(1,988)	3,374

Comprehensive (loss) income	$(2,021)	$9,094

See accompanying notes to condensed consolidated financial statements. (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(33)	$5,720

Adjustments to reconcile net (loss) income to net cash provided by operating activities of continuing operations:
Deferred income taxes	102	3,253
Amortization of debt issue costs	385	444
Depreciation and amortization	12,907	13,635
Income from equity method investments	(2,575)	(3,286)
Other non cash items	630	387
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(773)	4,293
Accounts payable and other accrued liabilities	851	(3,262)
Income taxes	(320)	(221)
Other assets/liabilities	(42)	(47)

Total adjustments	11,165	15,196

Net cash provided by operating activities of continuing operations	11,132	20,916

Cash flows from investing activities of continuing operations:
Net capital additions	(7,743)	(5,944)
Distributions from investments	2,420	3,430
Net proceeds from sales of investments and other assets	794	1,746
Other, net	(5)	(36)

Net cash used in investing activities of continuing operations	(4,534)	(804)

Cash flows from financing activities of continuing operations:
Loan origination costs	(626)	—
Proceeds from issuance of long-term debt	37,500	13,850
Repayments of long-term debt	(27,831)	(15,787)
Proceeds from exercise of stock options	—	24
Dividends paid to common stockholders	(13,896)	(13,765)

Net cash used in financing activities of continuing operations	(4,853)	(15,678)

Cash flows of discontinued operations:
Operating cash flows, net provided by	—	138

Net increase in cash	1,745	4,572
Cash, beginning of period	3,805	5,083

Cash, end of period	$5,550	$9,655

See accompanying notes to condensed consolidated financial statements (unaudited)

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

        The accompanying unaudited condensed consolidated financial statements of FairPoint Communications, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company's management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint's results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

(2)    Certain Transactions

(a)    Dividends

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

        On March 14, 2007, the Company declared a dividend totaling $13.9 million, or $0.39781 per share of common stock, which was paid on April 17, 2007 to holders of record as of March 30, 2007.

(b)    Merger

        On January 15, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Verizon Communications Inc. ("Verizon") and Northern New England Spinco Inc. ("Spinco"), pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation for legal purposes (the "Merger"). Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon's local exchange and related

business activities in Maine, New Hampshire and Vermont.    The Company expects that FairPoint will be the acquiree for accounting purposes. Consequently, merger related costs will be expensed as incurred in connection with the transaction and FairPoint's assets and liabilities will be recorded at fair value upon acquisition. The Company incurred expenses related to this transaction of approximately $7.6 million in the three months ended March 31, 2007, which were expensed as incurred and included in operating expenses on the Condensed Consolidated Statement of Operations. This transaction is subject to regulatory approval.

(3)    Income Taxes

        For the three months ended March 31, 2007, the Company recorded income tax expense of $0.4 million, resulting in an effective rate of 109.1% compared to 39.0% for the three months ended March 31, 2006.

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards, or SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences. The Company considers projected future taxable income and tax planning strategies in determining an effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

        In 2007, the Company considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Based on current projections the Company believes its annual effective tax rate for 2007 will be approximately 109%. In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

        The Company adopted FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109" on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $3.7 million as of March 31, 2007 and January 1, 2007, of which $3.7 million would impact the effective tax rate, if recognized. There are no amounts recorded for interest and penalties as the Company has net operating loss carryforwards which would be utilized to offset any actual cash payments. The Company believes that within the next 12 months it is reasonably possible that the liability associated principally with uncertain expense deductions taken on prior returns may be settled with the IRS, resulting in a decrease in the liability of approximately $2.7 million. The tax years subject to examination in the U.S. begin in 2001 due to net operating loss carryforwards which generally serve to extend the period of time for examination. Tax years are typically subject to examination for three years after the filing of the tax return.

(4)    Discontinued Operations

        In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, FairPoint Carrier Services, Inc., or Carrier Services.

        Net liabilities of discontinued competitive communications operations as of March 31, 2007 and December 31, 2006 were $0.5 million and $0.5 million, respectively.

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, the Company pays a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or it receives a payment if the variable rate payment is above the contractual rate. The chart below provides details of each of the Company's interest rate swap agreements.

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

        As a result of these swap agreements, as of March 31, 2007, approximately 88% of the Company's indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company's interest rate swap agreements by 0.25% to 1.75%.

        These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net loss was insignificant for the three months ended March 31, 2007. At March 31, 2007, the fair market value of these swaps was approximately $5.4 million and has been recorded, net of tax of $2.0 million, as an increase to accumulated other comprehensive income. Of the $5.4 million, $4.5 million has been included in other current assets and $0.9 million has been included in other long-term assets.

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

(6)    Investments

        The Company had a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership ("OCPLP"), which has been consistently accounted for under the equity method using a three-month lag due to the timing of the receipt of the partnership financial statements. Summary financial information for OCPLP follows (in thousands):

	December 31, 2006	September 30, 2006
Current assets	$11,304	$13,131
Property, plant and equipment, net	38,917	41,078

Total assets	$50,221	$54,209

Total liabilities	$431	$1,715
Partners' capital	49,790	52,494

	$50,221	$54,209

	Three months ended December 31,
	2006	2005
Revenues	$40,261	$50,225
Operating income	32,285	40,683
Net income	32,296	40,976

        On January 15, 2007, Taconic Telephone Corp., a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement (the "O-P Interest Purchase Agreement") with Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP, pursuant to which the Company has agreed to sell its 7.5% limited partnership interest in OCPLP to Cellco Partnership (the "O-P Disposition"). The transaction closed on April 10, 2007. As a result, the Company has classified the carrying value of its interest in OCPLP as a current asset on the Condensed Consolidated Balance Sheet as of March 31, 2007. In the second quarter of 2007, the Company will record a gain on the sale of approximately $45.9 million. Total proceeds from the sale were $55 million, of which approximately $1.0 million was paid to the Company in the form of a distribution from OCPLP in the first quarter of 2007.

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

(7)    Long Term Debt

        Long term debt at March 31, 2007 and December 31, 2006 is shown below:

	March 31, 2007	December 31, 2006
	(In thousands)
Senior secured notes (credit facility), variable rates ranging from 7.13% to 9.25% (weighted average rate of 7.2%) at March 31, 2007, due 2011 to 2012	$613,337	$603,500
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	2,268	2,436

Total outstanding long-term debt	617,655	607,986
Less current portion	(723)	(714)

Total long-term debt, net of current portion	$616,932	$607,272

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2007 are as follows (in thousands):

Quarter ending March 31,
2008	$723
2009	623
2010	2,203
2011	25,000
2012	588,673
Thereafter	433

$617,655

        The Company has a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million.

        The term facility matures in February 2012 and the revolving facility matures in February 2011. Borrowings bear interest, at the Company's option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in the credit facility) plus an applicable margin or (b) the Base rate (as defined in the credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under the term facility are 1.75% and 0.75%, respectively, and the Eurodollar rate applicable margin and the Base rate applicable margin for loans under the revolving facility are 2.0% and 1.0%, respectively. Interest with respect to Base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

        The credit facility provides for payment to the lenders of a commitment fee on any unused commitments equal to 0.5% per annum, payable quarterly in arrears, as well as other fees.

        On January 15, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Verizon Communications Inc. ("Verizon") and Northern New England Spinco Inc. ("Spinco"), pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation for legal purposes (the "Merger"). Spinco is a newly formed wholly-owned subsidiary of Verizon that will own Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont.

        On January 25, 2007, the Company entered into an amendment to its credit facility which is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits the Company to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the O-P Disposition from the calculation of "Available Cash", (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of "Consolidated Capital Expenditures" to exclude certain expenditures incurred by the Company in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

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

        The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.50:1. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with the Company's affiliates. The credit facility restricts the Company's ability to declare and pay dividends on its common stock as follows:

  •
  The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. "Available cash" is defined in the credit facility as Adjusted EBITDA (a) minus (i) cash interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) consolidated capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets (excluding the gain realized on the sale of the Company's investment in the Orange County-Poughkeepsie Limited Partnership) and (ii) certain non-cash items excluded from Adjusted EBITDA and received in cash. "Adjusted EBITDA" is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

  •
  The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company's leverage ratio is above 5.25 to 1.00 or if the Company does not have at least $10 million of cash on hand (including unutilized commitments under the credit facility's revolving facility).

        The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

        The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of March 31, 2007, a letter of credit had been issued for $1.4 million.

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

(8)    Earnings (Loss) Per Share

        (Loss) earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options.

        The following table provides a reconciliation of the common shares used for basic (loss) earnings per share and diluted (loss) earnings per share:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(In thousands)
Weighted average number of common shares used for basic earnings per share	34,671	34,552
Effect of potential dilutive shares	—	95

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	34,671	34,647

Anti-dilutive shares excluded from the above reconciliation	667	1,643

(9)    Subsequent Event

        On April 10, 2007, the Company completed the O-P Disposition. In the second quarter of 2007, the Company will record a gain on the sale of approximately $45.9 million. Total proceeds from the sale were $55 million, of which approximately $1.0 million was paid to the Company in the form of a distribution from OCPLP in the first quarter of 2007. The remaining proceeds of approximately $54.0 million were received from the purchasers upon closing on April 10, 2007. The Company has historically recorded equity in net earnings of investees of approximately $9 to $10 million annually and has received annual distributions of approximately $9 to $10 million from OCPLP. Due to the sale, the Company will not receive distributions from OCPLP after April 10, 2007. The Company records earnings from OCPLP on a three month lag and therefore, will continue to record earnings in investees in the second and third quarter to reflect the April 10, 2007 disposition.

(10)    Litigation

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company's initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate's decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate's Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. The Company believes that this action is without merit and intends to continue to defend the litigation vigorously.

        From time to time, the Company is involved in other litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis provides information that the Company's management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries. The discussion should be read in conjunction with FairPoint's Consolidated Financial Statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 14th largest local telephone company in the United States, in each case based on number of access lines. We operate in 18 states with 310,180 access line equivalents (including voice access lines and high speed data lines, or HSD, which include DSL, wireless broadband and cable modems) in service as of March 31, 2007.

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

        Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. We have not been immune to these conditions. We have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

        During 2006, we have completed the conversion of the majority of our access lines to a single outsourced billing platform. The conversion of the remaining companies is expected to be completed by the middle of 2007.

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

        We are subject to regulation by federal and state governmental agencies. At the federal level, the Federal Communications Commission has jurisdiction over interstate and international communications services. State telecommunications regulators exercise jurisdiction over intrastate and local communications services.

        On January 15, 2007, we entered into the Merger Agreement pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation. Following the Merger, our operations will be more focused on small urban markets and will be more geographically concentrated in the northeastern United States. We expect to face more competition in our business located in the northeastern United States and we expect to be less dependent on access and Universal Service Fund revenue.

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The following summarizes our revenues and percentage of revenues from these sources (in thousands):

	Revenues		% of Revenues
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Revenue Source
Local calling services	$17,506	$16,282	25%	25%
Universal Service Fund high cost loop	4,616	4,819	7%	8%
Interstate access revenues	18,398	17,636	26%	27%
Intrastate access revenues	9,729	8,977	14%	14%
Long distance services	6,944	5,399	10%	8%
Data and Internet services	7,842	6,683	11%	10%
Other services	4,637	4,995	7%	8%

Total	$69,672	$64,791	100%	100%

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

Acquisitions and Mergers

  •
  On January 15, 2007, we entered into the Merger Agreement pursuant to which the Company and Spinco will merge, with the Company continuing as the surviving corporation for legal purposes. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. For accounting purposes, we expect that the Company will be the acquiree. Consequently, merger related costs will be expensed as incurred in connection with the transaction and the Company's assets and liabilities will be recorded at fair value at acquisition.

  •
  On November 15, 2006, we completed a merger with The Germantown Independent Telephone Company, or GITC. The merger consideration was $10.7 million (or $9.2 million net of cash acquired). GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio, which served approximately 4,400 access line equivalents as of the date of acquisition.

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

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

	Three months ended March 31,		Three months ended March 31,
	2007	% of revenue	2006	% of revenue
Revenues	$69,672	100.0%	$64,791	100.0%
Operating expenses	49,264	70.7%	35,605	55.0%
Depreciation and amortization	12,907	18.5%	13,635	21.0%

Total operating expenses	62,171	89.2%	49,240	76.0%

Income from operations	7,501	10.8%	15,551	24.0%

Net gain (loss) on sale of investments and other assets	242	0.3%	(52)	(0.0)%
Interest and dividend income	78	0.1%	340	0.5%
Interest expense	(10,032)	(14.4)%	(9,753)	(15.1)%
Equity in net earnings of investees	2,575	3.7%	3,286	5.1%

Total other expense	(7,137)	(10.3)%	(6,179)	(9.5)%

Income before income taxes	364	0.5%	9,372	14.5%
Income tax expense	(397)	(0.6)%	(3,652)	(5.6)%

Net (loss) income	$(33)	(0.1)%	$5,720	8.8%

Revenues

        Revenues increased $4.9 million to $69.7 million in 2007 compared to $64.8 million in 2006. Of this increase, $4.8 million was attributable to companies acquired in the last twelve months and $0.1 million was attributable to our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $1.2 million to $17.5 million in 2007 compared to $16.3 million in 2006. Excluding the impact of acquired operations, local calling service revenues decreased $0.3 million compared to the first quarter of 2006. Voice access lines, including lines acquired, increased 2.5% from the first quarter of 2006 but decreased sequentially from the fourth quarter of 2006 by 1.3%. Voice access lines, excluding acquired lines, decreased 3.8% from the first quarter of 2006.

        Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $0.2 million to $4.6 million in the first quarter of 2007 compared to the first quarter of 2006. Excluding the impact of acquired companies, Universal Service Fund high cost loop receipts decreased $0.6 million compared to 2006.

        Interstate access revenues.    Interstate access revenues were $18.4 million for the three months ended March 31, 2007 compared to $17.6 million for the three months ended March 31, 2006. Excluding the impact of acquired companies, interstate access revenues decreased $0.7 million compared to 2006.

        Intrastate access revenues.    Intrastate access revenues increased $0.8 million to $9.7 million in 2007 compared to 2006. Excluding the impact of acquired companies, intrastate access revenues increased $0.3 million compared to 2006.

        Long distance services.    Long distance services revenues increased $1.5 million to $6.9 million in 2007 compared to 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of March 31, 2007 was 50.4% of voice access lines as compared to 45.2% as of March 31, 2006.

        Data and Internet services.    Data and internet services revenues increased $1.2 million to $7.8 million in 2007 compared to 2006. This increase is due primarily to increases in high speed data customers as we continue to market our broadband services. Our high speed data subscribers increased from 49,270 as of March 31, 2006 to 61,814 as of March 31, 2007 and represents a 25.0% penetration of voice access lines.

        Other services.    Other revenues decreased from $5.0 million in 2006 to $4.6 million in 2007. Excluding the impact of acquired companies, other revenues decreased $0.7 million compared to 2006. This decrease is principally driven by a decrease in directory revenues in 2007.

Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $13.7 million to $49.3 million in 2007 from $35.6 million in 2006. Approximately $2.4 million of this increase is related to operating expenses of the companies acquired during the last twelve months. In addition, the primary drivers of this increase were merger transaction related expenses of $7.6 million and increases in employee compensation expenses of $1.2 million, cost of goods sold of $1.2 million (including $1.0 million related to HSD and long distance services), operating insurance expenses of $0.4 million, advertising and promotion expenses of $0.2 million and contracted labor expenses of $0.2 million.

        Depreciation and amortization.    Depreciation and amortization expense decreased $0.7 million to $12.9 million in 2007.

        Income from operations.    Income from operations decreased $8.1 million to $7.5 million in 2007. This was driven principally by the increase in expenses discussed above. Also driving the decrease in income from operations is the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues.

        Other expense.    Total other expense increased $1.0 million to $7.1 million in 2007. Interest expense increased $0.3 million to $10.0 million in 2007. In addition, equity in net earnings of investees decreased $0.7 million in 2007.

        Income tax expense.    Income tax expense of $0.4 million was recorded for the three months ended March 31, 2007, resulting in an effective rate of 109.1% compared to 39.0% for the three months ended March 31, 2006.

        Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. In 2007, we considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Based on current projections, we believes our annual effective tax rate for 2007 will be 109.1%.

        As of December 31, 2006, we had $235.1 million of federal and state NOL carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

        Net (loss) income.    Net loss was $33 thousand for the three months ended March 31, 2007 compared to net income of $5.7 million for the three months ended March 31, 2006. The differences between 2007 and 2006 are a result of the factors discussed above.

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

        For the three months ended March 31, 2007 and March 31, 2006, net cash provided by operating activities of continuing operations was $11.1 million and $20.9 million, respectively. The decrease in net cash provided by operating activities in 2007 was primarily due to expenses related to the Merger.

        Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facility's term loan facility prior to maturity in February 2012. We will need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility.

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 5 of the "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report. As a result of these swap agreements, as of March 31, 2007, approximately 88% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Net cash used in investing activities of continuing operations was $4.5 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. These cash flows primarily reflect capital expenditures of $7.7 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively, and distributions from investments of $2.4 million and $3.4 million for the three months ended March 31, 2007 and 2006, respectively. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

        On January 15, 2007, Taconic entered into the O-P Interest Purchase Agreement pursuant to which Taconic has agreed to effect the O-P Disposition. The transaction closed on April 10, 2007 and therefore, we will no longer receive distributions from Orange County-Poughkeepsie Limited Partnership after April 10, 2007.

        Net cash used in financing activities from continuing operations was $4.9 million and $15.7 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, net proceeds from the issuance of long-term debt were $9.7 million and we paid dividends in the amount of $13.9 million. For the three months ended March 31, 2006, net repayments from the issuance of long-term debt were $1.9 million and we paid dividends in the amount of $13.8 million.

        Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures have historically constituted an attractive use of our cash flow. Capital expenditures were approximately $7.7 million and $5.9 million for the three months ended March 31, 2007 and 2006, respectively.

        We expect that our annual capital expenditures will be approximately $73 to $75 million for fiscal 2007, including $44 million (net of up to $40 million of certain expenses which Verizon has agreed to reimburse us for in connection with the Merger Agreement) related to the Merger. A portion of these capital expenditures will be paid for with proceeds from the O-P Disposition, which was completed on April 10, 2007. The remaining capital expenditures are expected to be funded through our cash flow from operations and borrowings under our credit facility, if necessary. We expect that our annual maintenance capital expenditures will be approximately $160 million to $180 million in the first full year following the closing of the Merger.

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

        We expect to spend approximately $125 million to $140 million following the closing of the Merger primarily on network and system upgrades related to the integration of the acquired business. We plan to fund these expenditures through cash flow from operations.

        Our credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $76.8 million was available at May 1, 2007 and a term loan facility, or the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at May 1, 2007. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Borrowings under our revolver bear interest, at our option, at either (i) the Eurodollar rate plus 1.75% or (ii) a base rate, as such term is defined in the credit agreement, plus 0.75%.

        On January 25, 2007, we entered into an amendment to our credit facility that is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits us to consummate the sale of our interest in Orange County-Poughkeepsie Limited Partnership and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the sale of our interest in Orange County-Poughkeepsie Limited Partnership from the calculation of "Available Cash", (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of "Consolidated Capital Expenditures" to exclude certain expenditures incurred by us in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

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

        We believe that cash generated from operations will be sufficient to meet our debt service, dividend, capital expenditure and working capital requirements for the foreseeable future, and to complete the back office and systems integration in connection with the Merger. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing or may be required to reduce our dividend payments if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that additional financing, if permitted under the terms of the agreements governing our indebtedness, will be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2007 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$723	$723	$—	$—	$—
Long term debt	616,932	—	2,826	613,673	433
Fixed interest payments	107,857	30,889	54,223	22,540	205
Variable interest payments	85,134	7,661	20,891	56,582	—
Operating leases	7,157	1,238	2,054	1,137	2,728
Unrecognized tax benefits	3,710	2,725	—	—	985
Minimum purchase contract	200	100	82	18	—

Total contractual cash obligations	$821,713	$43,336	$80,076	$693,950	$4,351

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2007, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$5,428	4,481	682	265	—

(1)
Fair value of interest rate swaps at March 31, 2007 was provided by the counterparties to the underlying contracts using consistent methodologies.

Critical Accounting Policies

        The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The Company's critical accounting policies that require the use of estimates and assumptions were disclosed in detail in the most recent Form 10-K and have not changed materially from that discussion.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles, or GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for the Company in the first quarter 2008. The Company does not expect a significant impact from adopting SFAS No. 157.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2007, approximately 88% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at March 31, 2007 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $0.1 million for the three months ended March 31, 2007.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $5.4 million at March 31, 2007. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties.

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

        Our Annual Report on Form 10-K for the year ended December 31, 2006 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended March 31, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company's initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate's decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff has filed a Notice of Objection to the Magistrate's Recommendation. Both the appeal of denial of the Motion to Remand and the Motion to Dismiss are pending before the District Court Judge. We believe that this action is without merit and intends to continue to defend the litigation vigorously.

        From time to time, we are involved in other litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

        During the quarter ended March 31, 2007, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended March 31, 2007.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. "Cumulative distributable cash" is defined in our credit facility as the amount of "available cash" generated beginning on

    April 1, 2005 through the end of the Company's most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). "Available cash" is defined in our credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization and swap interest), (ii) scheduled principal payments on indebtedness, (iii) consolidated capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business (excluding the gain realized on the sale O-P Disposition) and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. "Adjusted EBITDA" is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

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

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility" in our Annual Report on Form 10-K for the year ended December 31, 2006 and note 7 of the "Notes to Condensed Consolidated Financial Statements" in this quarterly report for a more detailed description of our credit facility and these restrictions.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: May 9, 2007	By:	/s/ JOHN P. CROWLEY
		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(4)
3.2	Amended and Restated By-Laws of FairPoint.(4)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(5)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(4)
4.3	Form of Initial Senior Note due 2010.(5)
4.4	Form of Exchange Senior Note due 2010.(5)
10.1
Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(4)
10.2
First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(4)
10.3
Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(6)
10.4
Third Amendment to Credit Agreement, dated as of September 14, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(7)
10.5
Fourth Amendment and Waiver to Credit Agreement, dated as of January 25, 2007, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(8)
10.6
Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(4)
10.7	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(9)

10.8	Form of Swingline Note.(4)
10.9	Form of RF Note.(4)
10.10	Form of B Term Note.(4)
10.11
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
10.12	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communication Inc. and Northern New England Spinco Inc.(2)
10.13	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC. (2)
10.14	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
10.15	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(2)
10.16	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
10.17	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(2)
10.18	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(11)
10.19	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(3)
10.20	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(12)
10.21	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(13)
10.22	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(13)
10.23	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(13)
10.24	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(13)
10.25	Letter Agreement, dated as of March 23, 2007, by and between FairPoint and Patrick T. Hogan.(3)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(14)
10.27	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(15)
10.28	FairPoint 2005 Stock Incentive Plan.(4)
10.29	FairPoint Annual Incentive Plan.(4)

10.30	Form of February 2005 Restricted Stock Agreement.(16)
10.31	Form of Director Restricted Stock Agreement.(17)
10.32	Form of Director Restricted Unit Agreement.(17)
10.33	Form of Non-Director Restricted Stock Agreement.(18)
21	Subsidiaries of FairPoint.(19)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.*

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

(2)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

(3)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 23, 2007.

(4)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(5)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2002.

(6)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(7)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 3, 2005.

(8)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 26, 2007.

(9)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2005.

(10)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 10, 2007.

(11)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(12)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2006.

(13)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(14)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(15)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(16)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(17)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(18)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(19)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2006.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders' Equity (Unaudited) (in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX