Form 10-K/A
period 2006-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2007-05-30
CIK 1062613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Explanatory Note

On March 13, 2007, FairPoint Communications, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Annual Report”). On April 2, 2007, the Company filed a Registration Statement on Form S-4 (Registration No. 333-141825) (the “Registration Statement”) with the SEC, which included a proxy statement for the Company’s stockholders relating to the proposed merger (the “Merger”) of the Company and Northern New England Spinco Inc., a subsidiary of Verizon Communications Inc. (“Verizon”), and a prospectus for Verizon’s stockholders relating to the shares of the Company’s common stock to be issued to Verizon’s  stockholders in connection with the Merger. The Company is filing this Annual Report on Form 10-K/A to correct the exhibit index included in the Original Annual Report, including the incorporation of certain exhibits by reference to the Registration Statement, and to make certain changes primarily in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 11. Executive Compensation” to conform the disclosure in the Original Annual Report to the disclosure in the Registration Statement. Except for reflecting the changes noted above, no information included in the Original Annual Report is amended by this Annual Report on Form 10-K/A. This Annual Report on Form 10-K/A speaks only as of the date the Original Annual Report was filed, and except as noted above, the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to subsequent events.

FAIRPOINT COMMUNICATIONS, INC. ANNUAL REPORT ON FORM 10-K/A
FOR THE YEAR ENDED DECEMBER 31, 2006

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

•       future performance generally,

•       material adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial or operational impact, in the markets served by us,

•       our dividend policy and expectations regarding dividend payments,

•       anticipated business development activities and future capital and operating expenditures, including in connection with our proposed merger with a subsidiary of Verizon Communications Inc.,

•       financing sources and availability, and future interest expense,

•       distributions from minority investments and passive partnership interests,

•       availability of net operating loss carry forwards,

•       material technological developments and changes in the communications industry, including disruption of FairPoint’s suppliers’ provisioning of critical products or services,

•       use by customers of alternative technologies,

•       availability and levels of regulatory support payments,

•       the effects of regulation and competition on the markets currently served by us,

•       changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, or the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings, and

•       pending litigation.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Item 1A. Risk Factors” and other parts of this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

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

Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to, increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. We have not been immune to these conditions. We have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

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

Separately, on January 15, 2007, Taconic Telephone Corp., or Taconic, a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement, referred to herein as the O-P Purchase Agreement, with Cellco Partnership d/b/a Verizon Wireless, or Cellco Partnership, and Verizon Wireless of the East LP pursuant to which Taconic will sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership. The sale is expected to be completed in the second quarter of 2007.

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

•       Experienced management team with proven track record.   We have an experienced management team that has demonstrated its ability to grow our rural telephone business over the past decade. Our senior management team has an average of 23 years of industry experience. Our management team has successfully integrated 35 business acquisitions since 1993, improving revenues and cash flow significantly while enhancing service quality and broadening service offerings.

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

The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2006:

State	Access Line Equivalents
Maine	68,163
Florida	56,127
New York	52,877
Washington	47,268
Ohio	15,268
Missouri	15,133
Virginia	8,321
Illinois	8,257
Vermont	7,426
Kansas	6,935
Idaho	6,860
Pennsylvania	6,572
Oklahoma	4,124
Colorado	3,711
Other States(1)	4,108
Total:	311,150

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

The Federal Communications Commission has made, and is continuing to consider, various reforms to the existing rate structure for charges assessed on long distance carriers for connection to local networks. States often mirror federal rules in establishing intrastate access charges. In 2001, the Federal Communications Commission adopted an order implementing the beginning phases of the Multi Association Group plan to reform the access charge system for rural carriers. The Multi Association Group plan is revenue neutral to our operating companies. Among other things, the Multi Association Group plan reduces access charges and shifts a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our rural local exchange carriers, has decreased and may continue to decrease. In adopting the Multi Association Group plan, the Federal Communications Commission also determined that rate-of-return carriers will continue to be permitted to set rates based on the authorized rate of return of 11.25%. In addition, to the extent our rural local exchange carriers become subject to competition in their own local exchange areas, such access charges could be paid to competing local exchange carriers rather than to us. Additionally, the access charges we receive may be reduced as a result of competition by other service providers such as wireless and VoIP services. Such a circumstance could have a material adverse effect on our financial condition and results of operations. In addition, the Federal Communications Commission has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and could, as a result, substantially modify the current forms of carrier-to-carrier payments for interconnected traffic. In July 2006, a diverse group of telecommunications providers filed a comprehensive plan for intercarrier compensation reform called the “Missoula Plan” with the Federal Communications Commission. This Plan would, among other things, unify state and interstate intercarrier rates, provide a restructure mechanism to replace intercarrier revenues lost through rate unification, resolve a number of outstanding disputes among carriers regarding interconnection and compensation obligations, and introduce an optional incentive plan for carriers currently under rate-of-return regulation. It is unclear at this time what, if anything, the Federal Communications Commission will do with the Missoula Plan recommendations. Furthermore, in the notice of proposed rulemaking on VoIP services adopted by the Federal Communications Commission in February 2004, the Federal Communications Commission has sought comment on whether access charges should apply to VoIP or other Internet Protocol-based services. It is unknown at this time what additional changes, if any, the Federal Communications Commission may eventually adopt and the effect of any such changes on our business.

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

The Federal-State Joint Board on Universal Service and the Federal Communications Commission are currently considering revisions to both the collection and distribution mechanisms for universal service funds. Universal service funding is currently collected through a surcharge on interstate and international end-user revenues. Declining long distance revenues, the popularity of service bundles that include local and long distance services, and the growth in the size of the fund, due primarily to increased funding to competitive eligible telecommunications carriers, are all causing the Federal Communications Commission to consider alternative and more sustainable means for collecting this funding. An alternative under active consideration would be to impose some form of surcharge on telephone numbers and/or network connections. Concerning fund distribution, in March of 2005 the Federal Communications Commission issued new rules to set more stringent requirements for competitive eligible telecommunications carriers to obtain universal service funding. Despite these changes, the overall size of the fund continues to grow, and the Joint Board and the Federal Communications Commission are seeking means to control this growth. In August of 2006 the Joint Board released a Public Notice requesting comment on the possible use of reverse auctions to determine recipients of high cost universal service reform. It is unknown at this time exactly what course the Federal Communications Commission will take on universal service distribution reform, but it is possible the remedy ultimately selected by the Commission could materially affect the amount of universal service funding we receive.

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

Risks Relating to Our Common Stock and our Substantial Indebtedness

Our stockholders may not receive the level of dividends provided for in the dividend policy our board of directors has adopted or any dividends at all.

Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on regulatory, competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Our credit facility contains significant restrictions on our ability to make dividend payments, and the terms of our future indebtedness are expected to contain similar restrictions. There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, to pay dividends on our common stock in accordance with the dividend policy. The reduction or elimination of dividends may negatively affect the market price of our common stock.

To operate and expand our business, service our indebtedness and complete future acquisitions, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. We may not generate sufficient funds from operations to pay dividends with respect to shares of our common stock, to repay or refinance our indebtedness at maturity or otherwise, or to consummate future acquisitions.

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

Our ability to make payments on our indebtedness will depend on our ability to generate cash flow from operations in the future. This ability, to a certain extent, will be subject to general economic, financial, competitive, legislative, regulatory and other factors that will be beyond our control. There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our indebtedness, to make payments of principal at maturity or to fund our other liquidity needs.

We may also be forced to raise additional capital or sell assets and, if we are forced to pursue any of these options under distressed conditions, our business and the value of our common stock could be adversely affected. In addition, these alternatives may not be available to us when needed or on satisfactory terms due to prevailing market conditions, a decline in our business, legislative and regulatory factors or restrictions contained in the agreements governing our indebtedness.

If we have insufficient cash flow to cover the expected dividend payments under our dividend policy due to costs associated with the Merger or other factors we will be required to reduce or eliminate dividends or, to the extent permitted under the agreements governing our indebtedness, fund a portion of our dividends with additional borrowings.

If we do not have sufficient cash to fund dividend payments, we would either reduce or eliminate dividends or, to the extent we are permitted to do so under the agreements governing our indebtedness, fund a portion of our dividends with borrowings or from other sources. If we were to use borrowings to fund dividends, we would have less cash available for future dividends and other purposes, which could negatively impact our business, financial condition and results of operations.

Our substantial indebtedness could restrict our ability to pay dividends on our common stock and have an adverse impact on our financing options and liquidity position.

We have a significant amount of indebtedness. This substantial indebtedness could have important adverse consequences to the holders of our common stock, including:

•       limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations, including under our credit facility;

•       limiting our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions;

•       causing us to be unable to refinance our indebtedness on terms acceptable to us or at all;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•       requiring a significant portion of our cash flow from operations to be dedicated to the payment of interest, and to a lesser extent, principal on our indebtedness, thereby reducing funds available for future operations, dividends on our common stock and capital expenditures;

•       making us more vulnerable to economic and industry downturns and conditions, including increases in interest rates; and

•       placing us at a competitive disadvantage compared to those of our competitors that have less indebtedness.

Subject to the covenants in the agreements governing our indebtedness, we may incur additional indebtedness. Any additional indebtedness that we may incur would exacerbate the risks described above.

In anticipation of the Merger, we will spend a significant amount of money on assets and services that are not useful in our existing business.

Prior to the closing of the Merger, we expect to spend approximately $95 million to $110 million on infrastructure and network systems integration and planning in connection with the transaction. Verizon has agreed to reimburse us for up to $40 million of these pre-closing transition costs if the Merger is completed. A significant portion of the amount we expect to spend on pre-closing transition costs will be spent on assets and services which will not be useful in our existing business because we already have adequate infrastructure and systems in place for our existing business. In addition, the amounts actually spent on such costs may exceed budgeted amounts.

The Company is a holding company and relies on dividends, interest and other payments, advances and transfers of funds from its operating subsidiaries and investments to meet its debt service and other obligations.

The Company is a holding company and conducts all of its operations through its operating subsidiaries. The Company currently has no significant assets other than equity interests in its subsidiaries. As a result, the Company relies on dividends and other payments or distributions from its operating subsidiaries to pay dividends with respect to its common stock and to meet its debt service obligations generally. The ability of the Company’s subsidiaries to pay dividends or make other payments or distributions to the Company will depend on their respective operating results and may be restricted by, among other things:

•       the laws of their jurisdiction of organization;

•       the rules and regulations of state regulatory authorities;

•       agreements of those subsidiaries;

•       the terms of agreements governing indebtedness of those subsidiaries; and

•       regulatory orders.

The Company’s subsidiaries have no obligation, contingent or otherwise, to make funds available to the Company, whether in the form of loans, dividends or other distributions.

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

•       the creation of liens;

•       the ability of each of our subsidiaries to guarantee indebtedness;

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

Our ability to comply with the covenants, ratios or tests contained in our credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios or tests could result in a default under the agreements governing our indebtedness. Events of default under our credit facility would prohibit us from making dividend payments on our common stock. In addition, upon the occurrence of an event of default under our credit facility, the lenders could elect to declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were to be unable to repay those amounts, the lenders could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of the indebtedness under our credit facility, our assets may not be sufficient to repay in full the indebtedness under our credit facility and our other indebtedness, if any.

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

Limitations on usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in future periods, may affect our ability to pay dividends to our stockholders.

Our initial public offering in February 2005 resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of this ownership change, there are specific limitations on our ability to use our net operating loss carry forwards and other tax attributes from periods prior to our initial public offering. Although it is not expected that these limitations will materially affect our U.S. federal and state income tax liability in the near-term, it is possible in the future that these limitations could limit our ability to utilize the carry forwards and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we will be required to pay cash income taxes because all of our net operating loss carry forwards have been used or have expired. Limitations on our usage of net operating loss carry forwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available for the payment of dividends and might require us to reduce or eliminate the dividends on our common stock.

The price of our common stock may fluctuate substantially, which could negatively affect holders of our common stock.

The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, the volume of sales of our common stock, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management’s attention and resources.

Our certificate of incorporation and by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

A number of provisions in our certificate of incorporation and by-laws make it difficult for another company to acquire us and for our stockholders to receive any related takeover premium for their securities. For example, our certificate of incorporation provides that certain provisions of our certificate of incorporation can only be amended by a vote of two-thirds or more in voting power of all the outstanding shares of capital stock, that stockholders generally may not act by written consent, and that only stockholders representing at least 50% in voting power may request that our board of directors call a special meeting. Our certificate of incorporation provides for a classified board of directors and authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

We may, under certain circumstances, suspend the rights of stock ownership the exercise of which would result in any inconsistency with, or violation of, any applicable communications law.

Our certificate of incorporation provides that so long as we hold any authorization, license, permit, order, filing or consent from the Federal Communications Commission or any state regulatory commission having jurisdiction over us, we will have the right to request certain information from our stockholders. If any stockholder from whom such information is requested should fail to respond to such a request or we conclude that the ownership of, or the existence or exercise of any rights of stock ownership with respect to, shares of our capital stock by such stockholder, could result in any inconsistency with, or violation of, any applicable communications law, we may suspend those rights of stock ownership the existence or exercise of which would result in any inconsistency with, or violation of, any applicable communications law, and we may exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, with a view towards obtaining such information or preventing or curing any situation which would cause an inconsistency with, or violation of, any provision of any applicable communications law.

Risks Related to Our Business

We provide services to our customers over access lines, and if we lose access lines, our business, financial condition and results of operations may be adversely affected.

We generate revenue by delivering voice and data services over access lines. We have experienced net voice access line losses in the past few years. We experienced a 10.2% decline in the number of access lines (adjusted for acquisitions and divestitures) for the period from January 1, 2002 through December 31, 2006 and 3.5% for the period from December 31, 2005 through December 31, 2006. These losses resulted mainly from competition and technology substitution and, to a lesser degree, challenging economic conditions and the introduction of DSL services, which prompts some customers to cancel second line service. We may continue to experience net access line losses in our markets. Our inability to retain access lines could adversely affect our business, financial condition and results of operations.

The Merger may present significant challenges to our management that could divert management’s attention from day-to-day operations and have a negative impact on our business.

There is a significant degree of difficulty and management distraction inherent in the process of closing the Merger and preparing to integrate our business and the Spinco business which could cause an interruption of, or loss of momentum in, the activities of our existing business. Prior to the closing of the Merger, our management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers and develop new products or strategies. One potential consequence of such distractions could be the failure of management to realize opportunities to respond to the increasing forms of competition that our business is facing, which could increase the rate of access line loss that our business has experienced in recent years. If our senior management is not able to effectively manage the process leading up to the Merger, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We are subject to competition that may adversely impact our business, financial condition and results of operations.

As an incumbent carrier, we historically have experienced little competition in our rural telephone company markets. Nevertheless, the market for communications services is highly competitive. Regulation and technological innovation change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural markets, we face competition from wireless technology, which may increase as wireless technology improves. We also face competition from wireline and cable television operators. We may face additional competition from new market entrants, such as providers of wireless broadband, VoIP, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that competition will intensify. Many of our competitors have brand recognition, offer online content services and have financial, personnel, marketing and other resources that are significantly greater than ours. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, especially as a result of existing or new federal and state regulatory or legislative actions, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition and results of operations.

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

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or our response thereto delayed while our management devotes significant effort and resources to closing the Merger and preparing to integrate our business and Spinco’s business.

Our relationships with other communications companies are material to our operations and their financial difficulties may adversely affect our business, financial condition and results of operations.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network. For that service, we receive payments for access charges. These payments represent a significant portion of our revenues. Should these carriers go bankrupt or experience substantial financial difficulties, our inability to then collect access charges from them could have a negative effect on our business, financial condition and results of operations.

We face risks associated with acquired businesses and potential acquisitions.

We have grown rapidly by acquiring other businesses and expect that a portion of our future growth will result from additional acquisitions, some of which may be material. Growth through acquisitions, including the Merger, entails numerous risks, including:

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

In the future, we may need additional capital to continue growing through acquisitions. This additional capital may be raised in the form of additional debt, which would increase our leverage and could have an adverse effect on our ability to pay dividends. We may not be able to raise sufficient additional capital on terms that we consider acceptable, or at all.

There can be no assurance that we will be able to successfully complete the integration of Spinco or of other businesses that we have recently acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than anticipated, our business, financial condition and results of operations may be adversely affected.

A network disruption could cause delays or interruptions of service, which could cause us to lose customers.

To be successful, we will need to continue to provide our customers reliable service over our expanded network. Some of the risks to our network and infrastructure include:

•       physical damage to access lines;

•       wide spread power surges or outages;

•       software defects in critical systems; and

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

Our provision of long distance and bandwidth services is dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases which may adversely affect our business, financial condition and results of operations.

We may not be able to maintain the necessary rights-of-way for our networks.

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install and maintain conduit and related communications equipment for any expansion of our networks. We may need to renew current rights-of-way for our networks and there can be no assurance that we would be successful in renewing these agreements on acceptable terms. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements were terminated or could not be renewed, we could be required to remove our then-existing facilities from under the streets or abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our networks could be impaired.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We evaluate our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Our evaluation of our internal controls may result in our identifying material weaknesses in our internal controls. If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner.

Risks Relating to Our Regulatory Environment

We are subject to significant regulations that could change in a manner adverse to us.

We operate in a heavily regulated industry, and the majority of our revenues are supported by regulations, including access revenue and Universal Service Fund support for the provision of telephone services in rural areas. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by Congress or regulators. In addition, any of the following have the potential to have a significant impact on us:

Risk of loss or reduction of network access charge revenues.   A significant portion of our revenues come from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions served. This also includes Universal Service Fund payments for local switching support, long term support and interstate common line support. In recent years, several of these long distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier, although less likely due to recent industry consolidation, that utilizes our access services could negatively impact our business, financial condition and results of operations. The amount of access charge revenues that we currently receive is based on rates set by federal and state regulatory bodies. Further, from time to time federal and state regulatory bodies conduct rate cases, “earnings” reviews, or adjustments to price cap formulas which may result in rate changes. The Federal Communications Commission has reformed and continues to reform the federal access charge system. States often mirror these federal rules in establishing intrastate access charges. In 2000 and 2001, the Federal Communications Commission reformed the system to reduce interstate access charges for price cap and rate-of-return carriers and shift a portion of cost recovery, which historically has been based on minutes-of-use, to flat-rate, monthly per line charges on end-user customers rather than long distance carriers. As a result, the aggregate amount of access charges paid by long distance carriers to access providers, such as our local exchange carriers, has decreased and may continue to decrease. Although these changes were implemented on a revenue neutral basis (with commensurate increases in other charges and Universal Service Fund support), there is no assurance that future changes in access charge rates will be implemented on a revenue neutral basis. Furthermore, to the extent our rural local exchange carriers become subject to competition, such access charges could be paid to competing communications providers rather than to us. Additionally, the access charges we receive may be reduced as a result of competition wireless, VoIP or other new technology utilization. Finally, the Federal Communications Commission is currently weighing several proposals to comprehensively reform the intercarrier compensation regime in order to create a uniform system of intercarrier payments. Any such proposal eventually adopted by the Federal Communications Commission will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether. Decreases or losses of access charges may or may not result in offsetting increases in local, subscriber line or Universal Service Fund revenues. Regulatory developments of this type could adversely affect our business, financial condition and results of operations.

Risk of loss or reduction of Universal Service Fund support.   We receive Universal Service Fund revenues to support the high cost of operations in high costs areas. Current Federal Communications Commission rules provide different methodologies for the determination of federal universal service payments to rural and non-rural telephone company areas. In general, the rules provide high cost support to rural telephone company study areas where the company’s actual costs exceed a preset nationwide benchmark level. High cost support for non-rural telephone company areas, on the other hand, is determined by a nationwide proxy cost model. The Federal-State Joint Board on Universal Service is considering proposals to update the proxy model upon which non-rural high-cost funding is determined. These changes could have a negative impact on the Universal Service Fund revenues.

The high cost loop support we receive from the Universal Service Fund is based upon our average cost per loop compared to the national average cost per loop benchmark. This revenue stream will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our rural company operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. The national average cost per loop in relation to our historic average cost per loop has increased and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the Universal Service Fund have declined and the payments that we will receive will likely continue to decline. This support has fluctuated based upon the historical costs of our rural operating companies. In addition to the Universal Service Fund high cost loop support, we also receive other Universal Service Fund support payments for our rural company service areas, which include local switching support, long term support, and interstate common line support that used to be included in our interstate access charge revenues (the Federal Communications Commission has recently merged long term support into interstate common line support). If our rural local exchange carriers were unable to receive support from the Universal Service Fund, or if such support was reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically, in the absence of our implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

The Telecommunications Act provides that eligible communications carriers, including competitors to rural local exchange carriers, such as wireless operators may obtain the same per line support as the rural local exchange carriers receive if a state commission determines that granting such support to competitors would be in the public interest. In fact, wireless communications providers in certain of our markets have obtained matching support payments from the Universal Service Fund, but this matching has not led to a loss of revenues for our rural local exchange carriers under existing regulations. Any shift in universal service regulation, however, could have an adverse effect on our business, financial condition and results.

During the last four years, pursuant to recommendations made by the Multi Association Group and the Rural Task Force, the Federal Communications Commission has made certain modifications to the universal service support system for rural carriers that changed the sources of support and the method for determining the level of support. To date, these changes have been revenue neutral to our operations. It is unclear whether the changes in methodology will continue to accurately reflect the costs incurred by our rural local exchange carriers, and whether the revised methodology will provide for the same amount of Universal Service Fund support that our rural local exchange carriers have received in the past. In addition, several parties have raised objections to the size of the Universal Service Fund and the types of services eligible for support. A number of issues regarding the source and amount of contributions to, and eligibility for payments from, the Universal Service Fund are pending and will likely be addressed by the Federal Communications Commission or Congress in the near future. For example, a number of proposals to be examined by the Federal Communications Commission in its current rulemaking with respect to the reform of the intercarrier compensation system include reforms of the Universal Service Fund. The outcome of any regulatory proceedings or legislative changes could affect the amount of Universal Service Fund support that we receive, and could have an adverse effect on our business, financial condition and results.

On February 28, 2005, the Federal Communications Commission issued a press release announcing additional requirements for the designation of competitive Eligible Telecommunications Carriers for receipt of high cost support. In its corresponding order, released on March 17, 2005, the Federal Communications Commission adopted additional mandatory requirements for Eligible Telecommunications Carriers designation in cases where it has jurisdiction, and encourages states that have jurisdiction to designate Eligible Telecommunications Carriers to adopt similar requirements. The Federal Communications Commission is still considering revisions to the methodology by which contributions to the Universal Service Fund are determined. These revisions will be part of an overall rulemaking regarding Universal Service Support which will be dealt within future proceedings.

Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.   Our rural local exchange carriers are exempt from the Telecommunications Act’s more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent’s network at favorable rates. If state regulators decide that it is in the public’s interest to impose these more burdensome interconnection requirements on us, we would be required to provide unbundled network elements to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected and we could incur additional administrative and regulatory expenses, and experience additional revenue losses.

Risks posed by costs of regulatory compliance.   Regulations create significant compliance costs for us, and are expected to continue to do so. Our subsidiaries that provide intrastate services are generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Our interstate access services are currently provided in accordance with tariffs filed with the Federal Communications Commission. Challenges in the future to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.

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

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing potential revenues or raising our costs.

The Telecommunications Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries. This statute and the Federal Communications Commission’s implementing regulations remain subject to judicial review and additional rulemakings of the Federal Communications Commission, thus making it difficult to predict what effect the legislation will have on us, including our operations and our revenues and expenses, and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors. We cannot predict the outcome of these developments, nor can there be any assurance that these changes will not have a material adverse effect on us or our industry.

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

•       our stockholders have no contractual or other legal right to receive dividends; and

•       we may not have enough cash to pay dividends due to changes in our cash from operations, working capital requirements and/or anticipated cash needs.

We believe that our dividend policy limits, but does not preclude, our ability to pursue growth. If we continue paying dividends at the level currently anticipated under our dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures that are significantly beyond our current expectations.

Prior to the closing of the Merger, we expect to invest approximately $95 million to $110 million on infrastructure and network systems integration and planning. Verizon has agreed to reimburse us for up to $40 million of these pre-closing transition costs if the Merger is completed. A significant portion of the amount we expect to spend on pre-closing transition costs will be spent on assets and services which will not be useful in our existing business because we already have adequate infrastructure and systems in place for our existing business. We expect to fund these expenditures principally from the proceeds we expect to receive from the sale of our interest in Orange County-Poughkeepsie Limited Partnership to an affiliate of Verizon, which sale is expected to occur during the second quarter of 2007. See “—Restrictions on Payment of Dividends” below.

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

Rural local exchange carriers operate in supportive regulatory environments and have historically achieved stable operating results and strong cash flow margins. While our historical results indicate a higher level of growth than non-rural local exchange carriers, this increased growth was principally generated through acquisitions. Excluding revenues from acquisitions, our total revenues have grown 0.4% from 2004 to 2006. From the regulatory standpoint, existing state and federal regulations permit us to charge rates that enable us to recover our operating costs, plus a reasonable rate of return on our invested capital (as determined by relevant regulatory authorities). Competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We also are subject to competition from wireless and various other technologies which may increase in the future. If competition were to increase as a result of wireless, VoIP or other new technology utilization, the originating and terminating access revenues we receive may be reduced. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

During 2006, we completed the conversion of the majority of our access lines to a single outsourced billing platform. The conversion of the remaining access lines is expected to be completed by the middle of 2007.

Our board of directors has adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retaining that cash and using it for other purposes.

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

•       Intrastate access revenue.   These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of intrastate telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

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

The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Year ended December 31,			Year ended December 31,
	2006	2005	2004	2006	2005	2004
	Revenues (in thousands)			% of Revenues
Local calling services	$67,656	$65,105	$63,150	25%	25%	25%
Universal Service Fund high cost loop	20,046	19,737	22,151	7	8	9
Interstate access	72,392	75,287	70,297	27	29	28
Intrastate access	37,352	40,009	42,389	14	15	17
Long distance services	23,537	20,868	17,766	9	7	7
Data and Internet services	28,242	24,168	19,054	10	9	7
Other services	20,844	17,669	17,838	8	7	7
Total	$270,069	$262,843	$252,645	100%	100%	100%

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

•       On August 17, 2006, we completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $11.4 million net of cash acquired). Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite served approximately 4,200 access lines in Kearney and Platte City, Missouri, approximately 50 miles north of the service territory of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, as of the date of acquisition.

•       On July 26, 2006, we completed the purchase of the assets of Cass County, for approximately $33.0 million (or $28.7 million net of liabilities assumed), subject to adjustment. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

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

Discontinued Operations

In November 2001, we decided to discontinue the competitive local exchange carrier operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slowdown of the economy and the slower than expected growth in Carrier Services’ competitive local exchange carrier operations. Carrier Services now provides wholesale long distance services and support to our rural local exchange carriers and communications providers not affiliated with us. These services allow such companies to operate their own long distance communication services and sell the services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying financial statements.

The information in our year to year comparisons below represents only our results from continuing operations.

Results of Operations

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2006	% of revenues	2005	% of revenues	2004	% of revenues
Revenues	$270,069	100.0%	$262,843	100.0%	$252,645	100.0%
Operating expenses, excluding depreciation and amortization	155,463	57.6	143,425	54.6	128,804	51.0
Depreciation and amortization	53,236	19.7	52,390	19.9	50,287	19.9
Total operating expenses	208,699	77.3	195,815	74.5	179,091	70.9
Income from operations	61,370	22.7	67,028	25.5	73,554	29.1
Other income (expense):
Net gain (loss) on sale of investments and other assets	14,740	5.5	(11)	—	104	—
Interest and dividend income	3,315	1.2	2,499	1.0	2,335	0.9
Interest expense	(39,665)	(14.7)	(46,416)	(17.7)	(104,315)	(41.3)
Impairment of investments	—	—	(1,200)	(0.5)	(349)	0.1
Equity in net earnings of investees	10,616	3.9	11,302	4.3	10,899	4.3
Realized and unrealized losses on interest rate swaps	—	—	—	—	(112)	—
Other nonoperating, net	—	—	(87,746)	33.4	(5,951)	(2.5)
Total other expense	(10,994)	(4.1)	(121,572)	46.3	(97,389)	(38.5)
Income (loss) from continuing operations before income taxes	50,376	18.6	(54,544)	(20.8)	(23,835)	(9.4)
Income tax benefit (expense)	(19,858)	(7.3)	83,096	31.6	(516)	(0.2)
Minority interest in income of subsidiaries	(2)	—	(2)	—	(2)	—
Income (loss) from continuing operations	$30,516	11.3%	$28,550	10.9%	$(24,353)	(9.6)%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Revenues

Revenues increased $7.2 million to $270.1 million in 2006 compared to 2005. Operations acquired in 2005 and 2006 contributed $10.6 million to the increase in total revenues for 2006. Excluding the impact of acquired operations, revenues from our existing operations decreased $3.4 million. We derived our revenues from the following sources:

Local calling services.   Local calling service revenues increased $2.6 million to $67.7 million in 2006. Acquired operations increased local calling service revenues by $3.0 million. Revenues from our existing operations decreased slightly, primarily due to a 3.4% decline in net voice access lines.

Universal Service Fund high cost loop support.   USF high cost loop payments were $20.0 million in 2006 and 2005. Acquired operations added $0.6 million in USF revenue which was offset by a decline in existing operations as the national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the USF have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

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

Other income (expense).   Total other expense decreased $110.6 million to $11.0 million in 2006 compared to 2005. Interest expense decreased $6.8 million to $39.7 million in 2006 mainly due to lower debt balances throughout the year. Earnings from equity investments decreased $0.7 million to $10.6 million in 2006. Gain (loss) on sale of investments increased $14.7 million compared to 2005, principally due to the sale of two non-core equity investments. In 2005, in connection with our initial public offering, we refinanced our old credit facility and repurchased or redeemed the 9 ½% senior subordinated notes due 2008, or the 9 ½% notes, the floating rate callable securities due 2008, or the floating rate notes, the 12 ½% senior subordinated notes due 2010, or the 12 ½% notes, and the 11 7/8% senior notes due 2010, or the 11 7/8% notes, which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

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

Other services.   Other services revenues stayed consistent at $17.7 million in 2005 and 2004. The Berkshire and Bentleyville acquisitions increased other services revenues by $1.3 million. Excluding the impact of the Berkshire and Bentleyville acquisitions, other services revenue decreased $1.5 million. This decrease from existing operations was due to a $1.2 million one-time sale and installation of E911 system equipment in 2004.

Operating Expenses

Operating expenses and cost of goods sold, excluding depreciation and amortization.   Operating expenses increased $14.6 million to $143.4 million in 2005 compared to 2004. Of the increase, $9.3 million is related to our existing operations and $5.3 million is related to expenses of the acquired operations in 2005. Consulting fees increased $1.8 million, primarily related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Expenses related to data and long distance services increased $2.3 million principally due to the increase in HSD and long distance subscribers. Bad debt expense was $1.4 million higher in 2005 than 2004 due primarily to difficulties experienced in our billing conversion related to the delay of non-pay disconnect notices. Billing costs have increased $2.0 million as we incurred costs associated with the conversion of our billing systems into an integrated platform and recurring expenses from our outsourced billing service provider.

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.4 million for the twelve months ended December 31, 2005. This expense relates to the issuance of restricted stock and restricted units to certain key employees and directors under the 2005 Stock Incentive Plan.

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

Other income (expense).   Total other expense increased $24.2 million to $121.6 million in 2005 from $97.4 million in 2004. Interest expense decreased $57.9 million to $46.4 million in 2005 mainly due to the transactions associated with our initial public offering which substantially de-leveraged us and provided a decrease in interest expense. In addition, in connection with our initial public offering, we repurchased our series A preferred stock (together with accrued and unpaid dividends thereon) which eliminated dividends and accretion on our series A preferred stock for the twelve months ended December 31, 2005. The dividends and accretion on our series A preferred stock were being reported as interest expense under SFAS No. 150. In connection with our initial public offering, we also refinanced our old credit facility and repurchased or redeemed the 9 ½% notes, the floating rate notes, the 12 ½% notes and the 11 7/8% notes, which resulted in significant charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs. Earnings from equity investments were $11.3 million in 2005 and 2004. For the twelve months ended December 31, 2004, other non-operating income (expense) includes the write-off of debt issuance and offering costs of $6.0 million associated with an abandoned offering of Income Deposit Securities.

Income tax expense.   In 2005, income tax benefits of $83.1 million were primarily the result of the recognition of deferred tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the recapitalization. The income tax benefit for 2005 also includes deferred tax benefits of $29.3 million related to the extinguishment of debt and $1.6 million for an adjustment of our net deferred tax assets to an expected federal income tax rate of 35% from 34%, in anticipation of higher levels of taxable income in subsequent periods. These benefits were partially offset by income tax expense associated with taxable income generated following the recapitalization. During the twelve months ended December 31, 2004, the income tax expense related primarily to income taxes owed in certain states.

Discontinued operations.   During the twelve months ended December 31, 2004, we recorded a reduction to our liability associated with the discontinuation of our competitive local exchange carrier operations, which, net of tax, resulted in a $0.4 million and $0.7 million adjustment to income from discontinued operations. The adjustment was mainly attributable to excise tax refunds received from the Internal Revenue Service as well as a reduction in liabilities associated with potential property tax payments.

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

Offsetting capital expenditures were distributions from investments of $10.7 million, $10.9 million and $15.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The $15.0 million received in 2004 included a one-time $2.5 million distribution from our equity interest in Chouteau Cellular Telephone Company as the partnership sold the majority of its assets. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from these investments. In addition, in 2006, we received proceeds of $43.8 million principally related to the sale of our investments in the Rural Telephone Bank and Southern Illinois Cellular Corporation. On January 15, 2007, Taconic entered into the O-P Purchase Agreement pursuant to which Taconic has agreed to sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership. The transaction is expected to close in the second quarter of 2007, and we will no longer receive distributions from Orange County-Poughkeepsie Limited Partnership following such closing.

Net cash used in financing activities from continuing operations was $54.7 million, $16.6 million and $24.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, net proceeds from the issuance of long-term debt were $0.5 million and we paid dividends in the amount of $55.2 million. For the year ended December 31, 2005, net proceeds from the issuance of common stock of $431.9 million were used for the net repayment of long-term debt of $205.7 million and the repurchase of series A preferred stock and common stock of $129.3 million. The remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and to pay debt issuance costs of $9.0 million. For the year ended December 31, 2004, these cash flows primarily represented net repayment of long-term debt of $15.2 million and $7.8 million in debt issuance and initial public offering related costs.

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

We expect that our annual capital expenditures will be approximately $73 to $75 million for fiscal 2007, including $44 million (net of $40 million for which Verizon has agreed to reimburse us under the Merger Agreement) related to the Merger. A portion of these capital expenditures will be paid for with proceeds from the pending sale of our Orange County-Poughkeepsie Limited Partnership investment to Cellco Partnership for $55 million. The remaining capital expenditures are expected to be funded through our cash flow from operations and borrowings under our credit facility, if necessary. If cash is available beyond what is required to support our dividend policy, we may consider additional capital expenditures if we believe they are beneficial.

We expect to fund the Merger through the issuance of approximately 53.8 million shares of our common stock to existing Verizon stockholders at an implied value of $18.88 per share totaling $1.015 billion in equity and the incurrence of $1.7 billion of new indebtedness. We anticipate that the new indebtedness will consist of bank debt and senior unsecured notes in proportions that have yet to be determined. We have obtained commitment letters for up to $2.080 billion of bank financing to facilitate a portion of this new indebtedness and the re-financing of our existing bank debt with the bank debt to be incurred at the time of the Merger.

Our current credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $83.7 million was available at March 1, 2007 and a term loan facility, or the term loan, in a total principal amount of $588.5 million of which $588.5 million in aggregate borrowings was outstanding at March 1, 2007. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swing line subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Borrowings under our revolver bear interest, at our option, at either (i) the Eurodollar rate plus 2.0% or (ii) a base rate, as such term is defined in the credit agreement, plus 1.0%. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term loan by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans.

On January 25, 2007, we entered into an amendment to our credit facility that is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits us to consummate the sale of our interest in Orange County-Poughkeepsie Limited Partnership and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the sale of our interest in Orange County-Poughkeepsie Limited Partnership from the “Available Cash”, (iii) amends the definition of “Adjusted Consolidated EBITDA” to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of “Consolidated Capital Expenditures” to exclude certain expenditures incurred by us in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the maintenance leverage covenant and dividend suspension leverage covenant to 5.50:1.00 and 5.25:1.00, respectively.

The credit facility contains financial covenants, including, without limitation, requirements that we maintain a minimum interest coverage ratio equal to or greater than 3.0:1 and a maximum leverage ratio equal to or less than 5.50:1. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. Subject to certain limitations set forth in the credit facility, we may use all of our Cumulative Distributable Cash (as defined in the credit facility) accumulated after April 1, 2005 to declare and pay dividends, but we may not in general pay dividends in excess of such amount. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our credit facility.

Our credit facility requires us first to prepay outstanding term loans under the credit facility and, thereafter, to repay loans under the revolver or to reduce revolver commitments (or commitments under the delayed draw facility) under the credit facility with, subject to certain conditions and exceptions, 100% of the net cash proceeds we receive from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds we receive from the issuance of permitted securities and, at certain times if we are not permitted to pay dividends, with 50% of the increase in our cumulative distributable cash during the prior fiscal quarter. Reductions to the revolving commitments under the credit facility from the foregoing prepayment events will not reduce the revolving commitments under the credit facility below $50.0 million. Our credit facility provides for voluntary prepayments of the revolver and the term loan and voluntary commitment reductions of the revolver (and the delayed draw facility), subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

Our previous credit facility consisted of an $85.0 million revolving loan facility, of which $45.0 million was available at December 31, 2004, and two term facilities, a tranche A term loan facility of $40.0 million with $40.0 million outstanding at December 31, 2004 that was to mature on March 31, 2007 and a tranche C term loan facility with $102.4 million outstanding as of December 31, 2004 that was to mature on March 31, 2007. We repaid all of the borrowings under our previous credit facility with a portion of net proceeds from our initial public offering together with borrowings under our current credit facility.

In 1998, the Company issued $125.0 million in aggregate principal amount of the 9 1/2% notes and $75.0 million aggregate principal amount of floating rate notes. Both series of notes were to mature on May 1, 2008. On February 9, 2005, we repurchased $115.0 million principal amount of 9 1/2% notes and $50.8 million principal amount of the floating rate notes tendered pursuant to the tender offers for those notes. We redeemed the remaining outstanding 9 1/2% notes and floating rate notes on March 10, 2005.

In 2000, the Company issued $200.0 million in aggregate principal amount of 12 1/2% notes. These notes were to mature on May 10, 2010. On February 9, 2005, we repurchased $173.1 million in principal amount of the 12 1/2% notes tendered pursuant to the tender offer for those notes. We redeemed the remaining outstanding 12 1/2% notes on May 2, 2005.

In 2003, the Company issued $225.0 million in aggregate principal amount of 11 7/8% notes. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. At December 31, 2005, $2.1 million in principal amount of the 11 7/8% notes remained outstanding.

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

Revenue recognition.   Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the Federal Communications Commission, while the remainder of these revenues are derived from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association.

The Telecommunications Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds if the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the Federal Communications Commission. Certain of the Company’s telephone subsidiaries file interstate tariffs directly with the Federal Communication Commission using this streamlined filing approach. As of December 31, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2005 to 2006 monitoring periods was approximately $0.4 million. The settlement periods related to the 2003 to 2004 monitoring period and the 2005 to 2006 monitoring period lapse on September 30, 2007 and September 30, 2009, respectively. We will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

Accounting for income taxes.   As part of the process of preparing our consolidated financial statements we were required to estimate our income taxes. This process involves estimating our actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe the recovery is not likely, we must establish a valuation allowance. Further, to the extent that we establish a valuation allowance or increase this allowance in a financial accounting period, we must include a tax provision or reduce our tax benefit in our consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

Based on certain assumptions, we had $235.1 million in federal and state NOL carry forwards as of December 31, 2006. In February 2005, we completed our initial public offering which resulted in an

“ownership change” within the meaning of the U.S. federal income tax laws addressing NOL carry forwards, alternative minimum tax credits and other similar tax attributes. As a result of the ownership change, there will be specific limitations on our ability to use our NOL carry forwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the NOLs, we will need to generate future taxable income of approximately $165.2 million prior to the expiration of the NOL carry forwards beginning in 2019 through 2025.

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

We are required to perform an annual impairment review of goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill resulted from the annual valuation of goodwill in 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that the impact of the adoption of this interpretation will not have a material impact on our financial position, results of operations or cash flows.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We were required to adopt the provisions of SAB No. 108 in our financial statements for the fiscal year ended December 31, 2006. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

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

Claude C. Lilly currently serves as our lead director.

Directors

The following sets forth selected biographical information for our directors as of December 31, 2006.

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

Claude C. Lilly—Dr. Lilly, age 60, was appointed as a director of our company in February 2005. Dr. Lilly is currently dean and James J. Harris Chair of Risk Management and Insurance in The Belk College of Business Administration at The University of North Carolina at Charlotte. Dr. Lilly has served as Assistant Deputy Insurance Commissioner for the State of Georgia and as a director of several corporations. Dr. Lilly currently serves on the audit committees of the board of directors of TIAA CREF Trust Company FSB, and Erie Indemnity Company and subsidiaries thereof. He holds the Chartered Property Casualty Underwriters and Chartered Life Underwriter designations and is a member of numerous professional associations.

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

Compensation Committee

Our compensation committee, consisting of David L. Hauser, Patricia Garrison-Corbin and Kent R. Weldon, met three times during 2006. David L. Hauser is the chair of our compensation committee. All compensation committee members meet the independence criteria set forth in the listing standards of the New York Stock Exchange. Among other functions, the compensation committee oversees the compensation of our chief executive officer and other executive officers and senior management, including plans and programs relating to cash compensation, incentive compensation, equity-based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof. Mr. Weldon resigned from our board of directors and our compensation committee effective as of January 16, 2007. Effective as of January 16, 2007, Mr. Lilly and Mr. Lilien were appointed to the compensation committee.

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

Corporate Governance Committee

Our corporate governance committee consisting of Patricia Garrison-Corbin, Claude C. Lilly and Robert S. Lilien met three times during 2006. Patricia Garrison-Corbin is the chair of our corporate governance committee. All of the members of our corporate governance committee meet the independence criteria set forth in the listing standards of the New York Stock Exchange. Among other functions, the principal duties and responsibilities of our corporate governance committee are to identify qualified individuals to become board members, recommend to the board individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to the board our corporate governance guidelines. Effective as of January 16, 2007, Mr. Hauser was appointed to the corporate governance committee.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Committee Report

Our executive compensation program for our executive officers named in the Summary Compensation Table (“NEOs”) below is administered by the compensation committee of our board of directors.

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

On behalf of stockholders, the compensation committee has carefully monitored our executive compensation programs. We believe that the Compensation Discussion and Analysis and tables that follow will show structures for executive compensation that strike an appropriate balance between preserving capital for stockholders and providing our NEOs with incentives and protections that are designed both to reward them for superior corporate and individual performance, and to provide competitive compensation that encourages them to remain with FairPoint.

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

1.   General Principles and Procedures

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

In order to more closely align NEO compensation with the long-term interests of our stockholders, the intent of the compensation committee is to generally provide less incentive compensation in the form of cash bonuses than it does in the form of stock-based compensation having service and performance based future vesting requirements. The compensation committee engaged an independent consultant, Findley Davies, in 2006 to review its stock award levels and to benchmark the levels of all components of compensation.

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

Severance and Change in Control Benefits.   We will provide severance benefits to NEOs at levels that we consider conservative yet competitive when compared to those offered by our peers. We believe that the foregoing benefits are necessary and appropriate in order to attract and retain qualified NEOs.

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

Long-Term Incentive Awards

In determining the long-term incentive component of the chief executive officer’s compensation, the compensation committee considers, among other factors selected by the compensation committee, our performance and relative shareholder return, the value of similar incentive awards to chief executive officers at comparable companies, and the awards given to the chief executive officer in past years. With respect to the amount of long-term incentive awards for non-chief executive officer management and key employees, the compensation committee considers the recommendation of the chief executive officer and takes into account the amount of long term incentive awards granted to peer executives among comparable companies. The compensation committee also obtains and reviews market compensation data from a compensation consultant.

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

Deferred Compensation

We maintain a nonqualified deferred compensation plan, or the NQDC Plan, for NEOs and other select executives in order to enable them to defer compensation in excess of the limits applicable to them under our 401(k) plan. Company matching contributions are made to the NQDC Plan according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k).

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

Post-employment Severance and Change-in-Control Benefits

We provide post-employment severance and change-in-control benefits to Mr. Johnson, pursuant to an employment agreement, and to Mr. Leach, Mr. Nixon, Mr. Crowley and Ms. Linn, pursuant to offer letters. The severance benefits for these executives are generally paid only if the executives are terminated without cause and they do not voluntarily resign. The severance benefits are also provided if any termination of employment occurs because of a change in control. In addition to severance payments, each executive is entitled to continued welfare benefits for a limited period. Mr. Johnson’s severance benefits are also subject to a covenant not to compete with us.

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

Below is a chart that identifies the target bonus for each NEO who was eligible to participate in the Annual Incentive Plan in 2006 and the performance criteria used to evaluate the NEO’s performance. The performance criteria were weighted as indicated. The compensation committee, in its sole discretion but with input from the chief executive officer for all NEOs other than himself, determines whether or not individual performance goals were satisfied. Any bonus awards are subject to the terms of the Annual Incentive Plan.

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

The compensation committee made bonus decisions in January 2007 to the general effect that each NEO had satisfied all (or substantially all) of their performance goals for 2006. Cash bonus awards were consequently paid at various levels from 88% to 120% of the target levels based on actual performance by the NEOs against these goals.

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

In September 2006, the compensation committee also approved grants to various employees based on their title and current salary. For example, all employees that were executive vice presidents or above received a grant valued on the date of grant, equal to 75% of their respective base salaries. Each of the NEOs received shares of restricted stock as part of this grant, except the chief executive officer.

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

Post-employment Benefits

Mr. Johnson’s 2006 employment agreement entitles him to receive the following severance and/or change-in-control benefits provided he continues to work as chief executive officer until the end of his term of employment (currently, December 31, 2008),  provided we do not terminate his employment for cause, or he does not voluntarily resign: payment of his base salary as of the termination date for the remainder of the employment period plus one year thereafter (subject to suspension for a breach of Mr. Johnson’s covenant not to compete with us);  continued medical coverage for Mr. Johnson and his wife for the life of each under our medical benefits plans; and, continued vesting of all unvested restricted stock outstanding as of the termination date.

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

(3)             The amounts in column (e) reflect the dollar amount compensation expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, adjusted to eliminate the effect of any forfeiture assumption, in accordance with SFAS 123(R) of awards pursuant to the 2005 Stock Incentive Plan and thus include amounts from awards granted during and prior to 2006. Please see Note 13 to our consolidated financial statements for the fiscal year ended December 31, 2006 for more information about the assumptions we use to determine the value of equity-based awards and the amount of compensation expense recognized.

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

•        Vehicle fringe benefits of $4,679 paid to Mr. Johnson, $6,499 paid to Mr. Crowley, $11,438 paid to Mr. Nixon and $9,773 paid to Mr. Leach;

•        Amounts paid to “gross-up” certain bonus payments during the year for taxes in the amount of $5,774 for Mr. Johnson, $4,333 for Mr. Crowley, $7,625 for Mr. Nixon and $11,169 for Mr. Leach; and

•        Other miscellaneous perquisites in the amount of $3,982 are included for Mr. Johnson and in the amount of $2,281 for Mr. Leach.

(5)             The value attributable to personal use of company-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) are included as compensation on the W-2 of NEOs who receive such benefit. Each such NEO is responsible for paying income tax on such amount.

Grants of Plan-Based Awards

		Estimated future payouts under Non-equity incentive plan awards			Estimated Future payouts under equity incentive plan awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
								All other	All other
								stock	option
								awards:	awards:	Exercise	Grant date
								number of	number of	or base	tax value
								shares of	securities	price of	of stock
								stock or	underlying	option	and option
	Grant	Treshold	Target	Maximum	Threshold	Target	Maximum	units	options	awards	awards
Name	date	($)	($)	($)	(#)	(#)(1)	(#)	(#)(2)	(#)	($/Sh)	($)

Eugene B. Johnson	17-Mar-06	—	—	—	—	—	—	50,000	—	—	701,000
Chairman of the Board
of Directors and Chief
Executive Officer
John Crowley	8-Sep-06	—	—	—	—	—	—	12,589	—	—	205,578
Executive Vice	5-Dec-06	—	—	—	—	—	—	50,000	—	—	945,000
President, Chief
Financial Officer
Shirley J. Linn	8-Sep-06	—	—	—	—	—	—	10,982	—	—	179,336
Executive Vice	5-Dec-06	—	—	—	—	—	—	50,000	—	—	945,000
President, General
Counsel and Secretary
Peter G. Nixon	8-Sep-06	—	—	—	—	—	—	11,783	—	—	192,416
Chief Operating Officer
Walter E. Leach, Jr.	8-Sep-06	—	—	—	—	—	—	11,518	—	—	188,089
Executive Vice
President, Corporate
Development

(1)             In accordance with Mr. Johnson’s employment agreement, he is scheduled to receive additional grants of restricted stock on January 1, 2007 and January 1, 2008 in the amount of 50,000 shares on each date. These shares are not included in this table as they had not been granted as of December 31, 2006.

(2)             The amounts shown in column (i) reflect the number of shares of stock granted to each NEO in 2006 pursuant to the 2005 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards					Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)	(j)
										Equity	Equity
										incentive	incentive
										plan	plan
										awards:	awards:
				Equity						number	market or
			Number	incentive						of	payout
		Number	of	plan						unearned	value of
		of	securities	awards:			Number		Market	shares,	unearned
		securities	underlying	number of			of shares		value of	units	shares,
		underlying	unexer-	securities			or units		shares or	or other	units or
		unexer-	cisable	underlying			of stock		units of	rights	other
		cised	options	unexercised	Option		that		stock that	that	right that
		options	(#)	unearned	exercise	Option	have not		have not	have not	have not
	Grant	(#) exer-	unexer-	options	price	expiration	vested		vested	vested	vested
Name	Date	cisable	cisable	(#)	($)	date	(#)		($)	(#)	($)
Eugene B. Johnson	5/21/1998	—	226,439 (1)	—	9.02	5/21/2008	—		—	—	—
Chairman of the	1/1/2002	—	47,373	—	36.94	1/1/2012	—		—	—	—
Board of Directors	3/12/2002	20,490	—	—	36.94	3/12/2012	—		—	—	—
and Chief Executive	2/8/2005	—	—	—	—	—	126,325	(4)	2,393,859	—	—
Officer	3/17/2006	—	—	—	—	—	50,000		947,500	—	—
John Crowley	9/21/2005	—	—	—	—	—	37,500	(5)	710,625	—	—
Executive Vice	9/8/2006	—	—	—	—	—	12,589	(4)	238,562	—	—
President, Chief	12/5/2006	—	—	—	—	—	50,000	(4)	947,500	—	—
Financial Officer
Shirley J. Linn	3/12/2002	9,209	—	—	36.94	3/12/2012	—		—	—	—
Executive Vice	12/12/2003	7,106 (2)	7,106 (2)	—	36.94	12/12/2013	—		—	—	—
President, General	12/12/2003	—	—	—	—	—	2,369	(3)	44,893	—	—
Counsel and	2/8/2005	—	—	—	—	—	33,159	(5)	628,363	—	—
Secretary	9/8/2006	—	—	—	—	—	10,982	(4)	208,109	—	—
	12/5/2006	—	—	—	—	—	50,000	(4)	947,500	—	—
Peter G. Nixon	5/21/1998	—	18,949 (1)	—	9.02	5/21/2008	—		—	—	—
Chief Operating	3/12/2002	8,419	—	—	36.94	3/12/2012	—		—	—	—
Officer	12/12/2003	11,893 (2)	11,893 (2)	—	36.94	12/12/2013	—		—	—	—
	12/12/2003	—	—	—	—	—	3,965	(3)	75,137	—	—
	2/8/2005	—	—	—	—	—	42,634	(5)	807,914	—	—
	9/8/2006	—	—	—	—	—	11,783	(4)	223,288	—	—
Walter E. Leach, Jr.	5/21/1998	—	115,475 (1)	—	9.02	5/21/2008	—		—	—	—
Executive Vice	3/12/2002	77,364	—	—	36.94	3/12/2012	—		—	—	—
President,	12/12/2003	—	—	—	—	—	3,159	(3)	59,863	—	—
Corporate	2/8/2005	—	—	—	—	—	71,058	(5)	1,346,549	—	—
Development	9/8/2006	—	—	—	—	—	11,518	(4)	218,266	—	—

(1)             Options granted to certain NEOs on May 21, 1998 were subject to certain conditions and therefore, were not exercisable. These options were subsequently cancelled on February 5, 2007.

(2)             These options vest one-fourth per year beginning on December 12, 2005 and ending on December 12, 2008.

(3)             These restricted units vest one-third per year beginning on December 12, 2006.

(4)             These restricted shares vest one-third per year on the first, second, and third anniversary dates.

(5)             These restricted shares vest one-fourth per year on the first, second, third and fourth anniversary dates.

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
Corporate Development

Nonqualified Deferred Compensation

Pursuant to the NQDC Plan, certain executives, including NEOs, may defer a portion of their annual salary and bonuses. Deferral elections are made by eligible executives in each year for amounts to be earned in the following year. An executive can defer up to 50% of his or her annual salary and up to 100% of his or her annual bonuses.

Non-Qualified Deferred Compensation

(a)	(b)	(c)	(d)	(e)	(f)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
Eugene B. Johnson	—	—	12,499	—	91,797
Chairman of the Board of
Directors and Chief
Executive Officer
John Crowley	88,186	155	4,048	—	95,821
Executive Vice President,
Chief Financial Officer
Shirley J. Linn	4,023	631	2,079	—	20,880
Executive Vice President,
General Counsel and
Secretary
Peter G. Nixon	6,501	998	334	—	11,754
Chief Operating Officer
Walter E. Leach, Jr.	11,895	1,575	4,881	—	38,690
Executive Vice President,
Corporate Development

Potential Payments Upon Termination or Change of Control

The Company has an employment agreement with Eugene B. Johnson and letter agreements with Peter G. Nixon, John P. Crowley, Walter E. Leach, Jr. and Shirley J. Linn. These agreements are summarized below.

Eugene B. Johnson.   In March 2006, we extended the existing employment agreement with Mr. Johnson, originally entered into in December 2002, pursuant to Mr. Johnson will continue as our chief executive officer and/or chairman of our board of directors until December 31, 2008. The employment agreement provides that Mr. Johnson will receive an annual base salary of $460,000, an annual discretionary bonus, and Mr. Johnson shall be entitled to participate in all incentive, savings, stock option and retirement plans, practices, policies and programs applicable generally to other senior management. If Mr. Johnson’s employment is terminated without cause during the term of his employment agreement (including upon a change in control) he is entitled to receive payment of his salary as of the termination date for the remainder of the employment period, subject to suspension for a breach of Mr. Johnson’s covenant not to compete with us. Upon the expiration of the term of Mr. Johnson’s employment agreement at December 31, 2008, unless extended, he is entitled to receive payment of his salary as of the expiration date for one year thereafter. The employment agreement also provides that upon (i) the expiration of Mr. Johnson’s employment period, or (ii) the termination of Mr. Johnson’s employment as chief executive officer without cause, Mr. Johnson is entitled to receive certain benefits. These benefits include continued medical coverage for Mr. Johnson and his wife for the life of each under our medical benefits plans and continued vesting of all restricted stock granted as of the termination date under the 2005 Stock Incentive Plan. The employment agreement supersedes and terminates all prior employment agreements and severance arrangements between Mr. Johnson and us.

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

The following table presents certain severance information for the NEO’s as of December 31, 2006.

	Value of Amounts Payable
		Acceleration and	Continuation of
		Continuation of Equity	Medical/Welfare	Total
	Cash	Awards (unamortized	Benefits	Termination
Reason for payment:	Severance	expense as of 12/31/06)	(present value)	Benefits
Eugene B. Johnson
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$920,000	$2,448,225	$137,754	$3,505,979
John Crowley
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$251,500	0	$6,048	$257,548
Shirley J. Linn
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$220,000	0	$15,132	$235,132
Peter G. Nixon
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$245,000	0	$15,132	$260,132
Walter E. Leach, Jr.
Involuntary termination	0	0	0	0
Voluntary retirement	0	0	0	0
Without cause or after change in control	$237,500	0	$15,132	$252,632

Other Compensation Arrangements

Transaction Bonuses

In connection with the merger, the compensation committee of our board of directors approved the award of bonuses to certain members of our senior management under the FairPoint Communications, Inc. Annual Incentive Plan. The transaction bonuses were are follows: Eugene B. Johnson, $150,000; John P. Crowley, $100,000; Walter E. Leach, Jr., $120,000; Peter G. Nixon, $100,000; and Shirley J. Linn,

$135,000. One half of the transaction bonus was paid in February 2007 and the remaining half will be paid upon closing of the merger.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to us as well as the skill-level required by the members of our board of directors.

For fiscal 2006, each non-employee director received an annual fee of $45,000 for serving as a director. In addition, an annual fee of $5,000 was paid for serving as the chairperson of our compensation committee or corporate governance committee and an annual fee of $10,000 was paid for serving as the chairperson of our audit committee. An annual fee of $2,500 was paid to the members who were not serving as chairperson of our compensation committee and corporate governance committee and $5,000 for members who were not serving as chairperson of our audit committee. An annual fee of $5,000 was paid to our lead director.

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

    (10) With respect to shares beneficially owned: (i) does not include 589 restricted units awarded under our 2005 Stock Incentive Plan, which units are subject to certain vesting requirements and (ii) does not include 4,017 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan. 500 shares owned by Mr. Lilly are held in a brokerage firm margin account and serve as collateral for any indebtedness attributable to such account.

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

    (12) The securities beneficially owned by Wellington Management Company, LLP, in its capacity as investment advisor, are owned of record by clients of Wellington Management Company, LLP. Those clients have a right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.

See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for information regarding securities authorized for issuance under the Company’s equity compensation plans.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Code of Business Conduct and Ethics, which is posted on our website at www.fairpoint.com, prohibits directors and executive officers from engaging in transactions on behalf of the Company with a family member, or with a company with which they are or their family member is a significant owner or associated or employed in a significant role. Our audit committee must review and approve in advance all material related party transactions or business or professional relationships. All instances involving potential related party transactions or business or professional relationships must be reported to the Company’s legal department who will assess the materiality of the transaction or relationship and elevate the matter to the audit committee as appropriate. Any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by the Company are no less favorable than could be obtained from unrelated parties on an arm’s-length basis. Directors and officers are not permitted to enter into, develop or continue any such material transaction or relationship without obtaining prior approval from the audit committee.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 29, 2007	By:	/s/ EUGENE B. JOHNSON
	Name:	Eugene B. Johnson
	Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EUGENE B. JOHNSON	Chairman of the Board of Directors and	May 29, 2007
Eugene B. Johnson	Chief Executive Officer (Principal
Executive Officer)
/s/ JOHN P. CROWLEY	Executive Vice President and Chief	May 29, 2007
John P. Crowley	Financial Officer (Principal Financial
Officer)
/s/ PATRICK T. HOGAN	Senior Vice President and Controller	May 29, 2007
Patrick T. Hogan	(Principal Accounting Officer)
/s/ PATRICIA GARRISON-CORBIN	Director	May 29, 2007
Patricia Garrison-Corbin
/s/ DAVID L. HAUSER	Director	May 29, 2007
David L. Hauser
/s/ ROBERT S. LILIEN	Director	May 29, 2007
Robert S. Lilien
/s/ CLAUDE C. LILLY	Director	May 29, 2007
Claude C. Lilly

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.4

Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)

2.5	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC. (2)
2.6	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.7	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(3)
2.8	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(2)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(4)
3.2	Amended and Restated By-Laws of FairPoint.(4)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(5)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(4)
4.3	Form of Initial Senior Note due 2010.(5)
4.4	Form of Exchange Senior Note due 2010.(5)
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

10.7	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(9)
10.8	Form of Swingline Note.(4)
10.9	Form of RF Note.(4)
10.10	Form of B Term Note.(4)
10.11	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(10)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(4)
10.13	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(11)
10.14	Letter Agreement, dated as of December 15, 2003, by and between FairPoint and Walter E. Leach, Jr.(12)
10.15	Letter Agreement, dated as of November 11, 2002, by and between FairPoint and Peter G. Nixon.(5)
10.16	Letter Agreement, dated as of November 13, 2002, by and between FairPoint and Shirley J. Linn.(5)
10.17	Letter Agreement, dated as of May 16, 2005, by and between FairPoint and John P. Crowley.(13)
10.18	FairPoint Amended and Restated 1998 Stock Incentive Plan.(14)
10.19	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(12)
10.20	FairPoint 2005 Stock Incentive Plan.(4)
10.21	FairPoint Annual Incentive Plan.(4)
10.22	Form of February 2005 Restricted Stock Agreement.(15)
10.23	Form of Director Restricted Stock Agreement.(16)
10.24	Form of Director Restricted Unit Agreement.(16)
10.25	Form of Non-Director Restricted Stock Agreement.(17)

14.1	FairPoint Code of Business Conduct and Ethics.(18)
14.2	FairPoint Code of Ethics for Financial Professionals.(4)
21	Subsidiaries of FairPoint.**
23.1	Consent of KPMG LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Audited financial statements for the Orange County-Poughkeepsie Limited Partnership for the years ended December 31, 2006, 2005 and 2004.**

*                    Filed herewith.

**             Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

(2)          Incorporated by reference to Amendment No. 1 to the Registration Statement on Form S-4 of FairPoint filed on May 25, 2007.

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