Form 10-Q/A
period 2007-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2007-05-30
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

        On May 10, 2007, FairPoint Communications, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the "Original Quarterly Report"). On April 2, 2007, the Company filed a Registration Statement on Form S-4 (Registration No. 333-141825) (the "Registration Statement") with the SEC, which included a proxy statement for the Company's stockholders relating to the proposed merger (the "Merger") of the Company and Northern New England Spinco Inc., a subsidiary of Verizon Communications Inc. ("Verizon"), and a prospectus for Verizon's stockholders relating to the shares of the Company's common stock to be issued to Verizon's stockholders in connection with the Merger. The Company is filing this Quarterly Report on Form 10-Q/A solely to revise the exhibit index included in the Original Quarterly Report, including to incorporate certain exhibits by reference to the Registration Statement. Except for reflecting the changes noted above, no information included in the Original Quarterly Report is amended by this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A speaks only as of the date the Original Quarterly Report was filed, and except as noted above, the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to subsequent events.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: May 29, 2007	By:	/s/ JOHN P. CROWLEY
		Name:	John P. Crowley
		Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.5	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.6
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
2.7	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC. (2)
2.8	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.9	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(3)
2.10	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(2)
2.11	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(4)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(5)
3.2	Amended and Restated By-Laws of FairPoint.(5)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(6)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(5)
4.3	Form of Initial Senior Note due 2010.(6)
4.4	Form of Exchange Senior Note due 2010.(6)
10.1
Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)

10.2
First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(5)
10.3
Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(7)
10.4
Third Amendment to Credit Agreement, dated as of September 14, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(8)
10.5
Fourth Amendment and Waiver to Credit Agreement, dated as of January 25, 2007, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(9)
10.6
Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(5)
10.7	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(10)
10.8	Form of Swingline Note.(5)
10.9	Form of RF Note.(5)
10.10	Form of B Term Note.(5)
10.18	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(11)
10.19	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(5)
10.20	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(12)
10.21	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(13)
10.22	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(13)
10.23	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(13)
10.24	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(13)
10.25	Letter Agreement, dated as of March 23, 2007, by and between FairPoint and Patrick T. Hogan.(14)
10.26	FairPoint Amended and Restated 1998 Stock Incentive Plan.(15)
10.27	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(16)
10.28	FairPoint 2005 Stock Incentive Plan.(5)

10.29	FairPoint Annual Incentive Plan.(5)
10.30	Form of February 2005 Restricted Stock Agreement.(17)
10.31	Form of Director Restricted Stock Agreement.(18)
10.32	Form of Director Restricted Unit Agreement.(18)
10.33	Form of Non-Director Restricted Stock Agreement.(19)
21	Subsidiaries of FairPoint.(20)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
99.1	Risk Factors.**

*
Filed herewith.

**
Previously filed with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007.

†
Previously furnished as an exhibit to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2007. Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as "accompanying" this Quarterly Report on Form 10-Q and not "filed" as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

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

(6)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2002.

(7)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(8)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 3, 2005.

(9)
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

(15)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(16)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(17)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(18)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(19)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(20)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2006.

QuickLinks

Explanatory Note
SIGNATURES
EXHIBIT INDEX