Form 10-Q
period 2007-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2007-08-09
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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

        As of August 5, 2007, there were 35,241,541 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

Item 1. Financial Statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$29,226	$3,805
Current receivables, net	42,583	28,533
Other current assets	14,381	13,184
Deferred income tax, net	4,590	33,648

Total current assets	90,780	79,170

Property, plant, and equipment, net	245,188	246,264
Investments	6,379	12,057
Goodwill	499,215	499,184
Deferred income tax, net	41,240	23,830
Deferred charges and other assets	26,253	24,725

Total assets	$909,055	$885,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,127	$14,337
Dividends payable	13,957	13,908
Current portion of long-term debt	734	714
Demand notes payable	308	312
Accrued interest payable	636	560
Other accrued liabilities	22,567	16,017
Liabilities of discontinued operations	476	486

Total current liabilities	68,805	46,334

Long-term liabilities:
Long-term debt, net of current portion	603,081	607,272
Deferred credits and other long-term liabilities	6,913	6,897

Total long-term liabilities	609,994	614,169

Minority interest	8	8

Stockholders' equity:
Common stock	353	352
Additional paid-in capital	504,344	530,536
Accumulated deficit	(280,799)	(311,545)
Accumulated other comprehensive income, net	6,350	5,376

Total stockholders' equity	230,248	224,719

Total liabilities and stockholders' equity	$909,055	$885,230

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$69,897	$64,196	$139,569	$128,987

Operating expenses:
Operating expenses, excluding depreciation and amortization	51,606	36,275	100,870	71,880
Depreciation and amortization	12,342	13,352	25,249	26,987

Total operating expenses	63,948	49,627	126,119	98,867

Income from operations	5,949	14,569	13,450	30,120

Other income (expense):
Net gain on sale of investments and other assets	46,585	14,277	46,827	14,225
Interest and dividend income	433	2,587	511	2,927
Interest expense	(9,976)	(9,792)	(20,008)	(19,545)
Equity in net earnings of investees	1,994	3,079	4,569	6,365

Total other income (expense)	39,036	10,151	31,899	3,972

Income before income taxes	44,985	24,720	45,349	34,092
Income tax expense	(14,205)	(9,645)	(14,602)	(13,297)
Minority interest	(1)	(1)	(1)	(1)

Net income	$30,779	$15,074	$30,746	$20,794

Weighted average shares outstanding:
Basic	34,765	34,649	34,718	34,601

Diluted	34,949	34,683	34,947	34,665

Earnings per share:
Basic	$0.89	$0.44	$0.89	$0.60

Diluted	$0.88	$0.43	$0.88	$0.60

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
Six Months Ended June 30, 2007
(in thousands)

	Common Stock			Accumulated other comprehensive income
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2006	35,218	$352	$530,536	$5,376	$(311,545)	$224,719

Net income	—	—	—	—	30,746	30,746
Issuance of restricted shares, net of forfeitures	58	1	—	—	—	1
Restricted stock cancelled for withholding tax	(38)	—	(728)	—	—	(728)
Exercise of restricted units	4	—	—	—	—	—
Stock based compensation expense	—	—	2,041	—	—	2,041
Dividends declared	—	—	(27,866)	—	—	(27,866)
Tax benefit from stock based compensation expense	—	—	361	—	—	361
Other comprehensive income from cash flow hedges	—	—	—	974	—	974

Balance at June 30, 2007	35,242	$353	$504,344	$6,350	$(280,799)	$230,248

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net income	$30,779	$15,074	$30,746	$20,794

Other comprehensive income:
Cash flow hedges:
Change in net unrealized gain, net of tax expense of $1.8 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively, and net of tax expense of $0.6 million and $3.4 million for the six months ended June 30, 2007 and June 30, 2006, respectively	2,962	2,293	974	5,667

Comprehensive income	$33,741	$17,367	$31,720	$26,461

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$30,746	$20,794

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Deferred income taxes	12,671	11,873
Amortization of debt issue costs	775	825
Depreciation and amortization	25,249	26,987
Minority interest in income of subsidiaries	1	1
Income from equity method investments	(4,569)	(6,365)
Net gain on sale of investments and other assets	(46,827)	(14,225)
Other non cash items	2,006	668
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(14,168)	6,472
Accounts payable and other accrued liabilities	21,927	118
Income taxes	(2,417)	234
Other assets/liabilities	(1,052)	(130)

Total adjustments	(6,404)	26,458

Net cash provided by operating activities of continuing operations	24,342	47,252

Cash flows from investing activities of continuing operations:
Net capital additions	(23,575)	(17,536)
Distributions from investments	2,610	5,740
Net proceeds from sales of investments and other assets	54,644	43,358
Other, net	(10)	(111)

Net cash provided by investing activities of continuing operations	33,669	31,451

Cash flows from financing activities of continuing operations:
Loan origination costs	(626)	—
Proceeds from issuance of long-term debt	63,320	26,450
Repayments of long-term debt	(67,468)	(40,515)
Proceeds from exercise of stock options	—	24
Dividends paid to common stockholders	(27,806)	(27,559)

Net cash used in financing activities of continuing operations	(32,580)	(41,600)

Cash flows of discontinued operations:
Operating cash flows, net used in	(10)	(958)

Net increase in cash	25,421	36,145
Cash, beginning of period	3,805	5,083

Cash, end of period	$29,226	$41,228

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

  The accompanying unaudited condensed consolidated financial statements of FairPoint Communications, Inc. and subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company's management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of FairPoint's results of operations, financial position, and cash flows. The results of operations for the interim periods are not necessarily indicative of the results of operations which might be expected for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2006. Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

  On June 14, 2007, the Company declared a dividend totaling $13.9 million, or $0.39781 per share of common stock, which was paid on July 17, 2007 to holders of record as of June 29, 2007. For the six months ended June 30, 2007, the Company has paid dividends totaling $27.8 million, or $0.79562 per share of common stock.

(b)    Merger

  On January 15, 2007, the Company entered into an Agreement and Plan of Merger with Verizon Communications Inc., or Verizon, and Northern New England Spinco Inc., or Spinco, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, Amendment

  No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, and Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, referred to as the Merger Agreement, pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation for legal purposes, such transaction referred to as the Merger. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. The Company expects to be the acquiree for accounting purposes. Consequently, merger related costs will be expensed as incurred in connection with the transaction and FairPoint's assets and liabilities will be recorded at fair value upon acquisition.

  As of June 30, 2007, approximately $21.9 million of costs related to the Merger have been capitalized and $22.0 million have been expensed. These amounts were partially offset by approximately $13.0 million and $6.0 million, respectively, for amounts that have been or will be reimbursed to the Company by Verizon pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Verizon will reimburse the Company for up to $40 million of certain qualified transition costs (subject to the specific terms contained in the Merger Agreement). As of June 30, 2007, approximately $13.8 million is recorded within current receivables.

  On January 15, 2007, the Company entered into a Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, the Company intends to replicate and/or replace certain existing Verizon systems during a phased period lasting from January 2007 through the fourth quarter of 2008. The Company is currently in the application development stage of the project and is recognizing costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company has recognized external service costs associated with the MSA based on total labor incurred as of June 30, 2007 compared to the total estimated labor to substantially complete the implementation project.

(3)   Income Taxes

  For the three months ended June 30, 2007, the Company recorded income tax expense of $14.2 million, resulting in an effective rate of 31.6% compared to 39.0% for the three months ended June 30, 2006. For the six months ended June 30, 2007, the Company recorded income tax expense of $14.6 million, resulting in an effective tax rate of 32.2% compared to 39.0% for the six months ended June 30, 2006.

  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences. The Company considers projected future taxable income and tax planning strategies in determining an effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs.

  During the second quarter of 2007, the Company disposed of its 7.5% ownership interest in the Orange County-Poughkeepsie Limited Partnership, resulting in the recognition of a gain of $44.9 million for Federal and State income tax purposes that is taxed at the Company's blended statutory rate of 37.6%. Furthermore, during the second quarter of 2007, the Company effectively settled tax exposure items totaling $2.7 million with the IRS resulting in a reduction of the FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," liability and income tax expense. The Company also recognized other discrete items during the second quarter resulting in a reduction of income tax expense of $430,000. The Company treated these items as discrete events during the second quarter. Excluding these discrete events, the Company's effective tax rate for the six months ended June 30, 2007 was 210%.

  In 2007, the Company considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Excluding the impact of the non- deductible transaction costs attributable to the Merger, the annualized effective rate will be approximately 40%.

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

  The Company adopted FIN 48 on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $3.7 million as of January 1, 2007 and $1.0 million as of June 30, 2007, of which $1.0 million would impact its effective tax rate, if recognized. There are no amounts recorded for interest and penalties because the Company has net operating loss carryforwards which would be utilized to offset any actual cash payments. Based on the outcome of certain examinations, the expiration of the statute of limitations for certain jurisdictions, or favorable resolution of other matters, we believe that within the next 12 months it is reasonably possible that none of our previously unrecognized tax benefits could be recorded to our income tax provision. The tax years subject to examination in the U.S. begin in 2001 due to net operating loss carryforwards which generally serve to extend the period of time for examination. Tax years are typically subject to examination for three years after the filing of the tax return.

(4)   Discontinued Operations and Restructure Charges

  In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, FairPoint Carrier Services, Inc., or Carrier Services.

  Net liabilities of the discontinued competitive communications operations as of June 30, 2007 and December 31, 2006 were $0.5 million and $0.5 million, respectively.

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

  As a result of these swap agreements, as of June 30, 2007, approximately 90% of the Company's indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company's interest rate swap agreements by 0.25% to 1.75%.

  These interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net income was insignificant for the three and six months ended June 30, 2007. At June 30, 2007, the fair market value of these swaps was approximately $10.2 million and has been recorded, net of tax of $3.8 million, as an increase to accumulated other comprehensive income. Of the $10.2 million, $4.8 million has been included in other current assets and $5.4 million has been included in other long-term assets.

  As of June 30, 2007, the Company has entered into four additional swap agreements which had not reached their effective date. One swap agreement is for a notional amount of $65.0 million at a rate of 4.91% (or 6.66% including the applicable margin), is effective as of December 31, 2007 and expires on December 30, 2011. A second swap agreement is for a notional amount of $100.0 million at a rate of 5.02% (or 6.77% including the applicable margin), is effective as of December 31, 2008 and expires on December 31, 2010. The third swap agreement is for a notional amount of $75.0 million at a rate of 5.46% (or 7.21% including the applicable margin), is effective as of December 31, 2007 and expires on December 31, 2010. The fourth swap agreement is for a notional amount of $150.0 million at a rate of 5.65% (or 7.4% including the applicable margin), is effective as of December 31, 2009 and expires on December 31, 2011. These swaps qualify as cash flow hedges for accounting purposes.

(6)   Investments

  The Company had a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership, which has been consistently accounted for under the equity method using a three-month lag due to the timing of the receipt of the partnership financial statements. Summary financial information for Orange County-Poughkeepsie Limited Partnership follows (in thousands):

	March 31, 2007	December 31, 2006
Current assets	$10,201	$11,304
Property, plant and equipment, net	39,234	38,917

Total assets	$49,435	$50,221

Total liabilities	$1,716	$431
Partners' capital	47,719	49,790

	$49,435	$50,221

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues	$32,750	$38,469	$73,011	$88,694
Operating income	24,656	30,195	56,941	70,878
Net income	24,928	30,413	57,224	71,389

  On January 15, 2007, Taconic Telephone Corp., or Taconic, a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement, or the O-P Interest Purchase Agreement, with Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP, pursuant to which the Company agreed to sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership, or the O-P Disposition. The O-P Disposition closed on April 10, 2007. In the second quarter of 2007, the Company recorded a gain on the O-P Disposition of approximately $46.4 million. Total proceeds from the sale were $55 million, of which approximately $1.2 million was paid to the Company in the form of distributions from Orange County-Poughkeepsie Limited Partnership in the first and second quarters of 2007.

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

(7)   Long Term Debt

        Long term debt at June 30, 2007 and December 31, 2006 is shown below:

	June 30, 2007	December 31, 2006
	(In thousands)
Senior secured notes (credit facility), variable rates ranging from 7.13% to 9.25% (weighted average rate of 7.2%) at June 30, 2007, due 2011 to 2012	$599,695	$603,500
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	2,070	2,436

Total outstanding long-term debt	603,815	607,986
Less current portion	(734)	(714)

Total long-term debt, net of current portion	$603,081	$607,272

  The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2007 are as follows (in thousands):

Year ending June 30,
2008	$734
2009	452
2010	2,205
2011	11,361
2012	588,676
Thereafter	387

$603,815

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

  On January 25, 2007, the Company entered into an amendment to its credit facility which is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits the Company to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the O-P Disposition from the calculation of "Available Cash", (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for cash operating expenses incurred in connection with the Merger; (iv) amends the definition of "Consolidated

  Capital Expenditures" to exclude certain expenditures incurred by the Company in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

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

  The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0:1.0 and a maximum leverage ratio equal to or less than 5.50:1.0. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with the Company's affiliates. The credit facility restricts the Company's ability to declare and pay dividends on its common stock as follows:

  •
  The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. "Available cash" is defined in the credit facility as Adjusted EBITDA (a) minus (i) cash interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) consolidated capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events or related to the Merger), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets (excluding the gain realized on the sale of the Company's investment in the Orange County-Poughkeepsie Limited Partnership) and (ii) certain non-cash items excluded from Adjusted EBITDA and received in cash. "Adjusted EBITDA" is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

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

  The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of June 30, 2007, a letter of credit had been issued for $1.4 million.

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

(8)   Earnings Per Share

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

  The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(In thousands)
Weighted average number of common shares used for basic earnings per share	34,765	34,649	34,718	34,601
Effect of potential dilutive shares	184	34	229	64

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	34,949	34,683	34,947	34,665

Anti-dilutive shares excluded from the above reconciliation	640	1,575	595	1,553

(9)   Subsequent Events

  In July 2007, the Company entered into two interest rate swap agreements which are contingent upon closing of the Merger. The first swap agreement is for a notional amount of $100.0 million at a rate of 5.45% (or 7.20% including the applicable margin), is effective as of June 30, 2008 and expires on December 31, 2010. The second swap agreement is for a notional amount of $100.0 million at a rate of 5.30% (or 7.05% including the applicable margin), is effective as of June 30, 2008 and expires on December 31, 2010.

  On July 31, 2007, the Company completed the sale of Yates City Telephone Company, a wholly-owned indirect subsidiary of the Company, for $2.5 million. Yates City Telephone Company is located in Yates City, Illinois and has less than 500 access lines.

  In August 2007, the Company received $2.7 million from the escrow account related to the sale of its investment in Southern Illinois Cellular Corporation, which was completed in 2006.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of FairPoint Communications, Inc. and its subsidiaries. The discussion should be read in conjunction with FairPoint's consolidated financial statements for the year ended December 31, 2006 included in FairPoint's Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

  We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 14th largest local telephone company in the United States, in each case based on number of access lines. We operate in 18 states with 312,494 access line equivalents (including voice access lines and high speed data, or HSD, lines which include DSL, wireless broadband and cable modems) in service as of June 30, 2007.

  We were incorporated in February 1991 for the purpose of acquiring and operating local exchange carriers in rural markets. Since 1993, we have acquired 35 such businesses, 30 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the communities we serve have fewer than 2,500 access lines. Most of our telephone companies qualify as rural local exchange carriers under the Telecommunications Act.

  Rural local exchange carriers, or RLECs, have historically been characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit RLECs to charge rates that enable recovery of operating costs, plus a reasonable rate of return on invested capital (as determined by relevant regulatory authorities). Historically, competition has typically been limited because RLECs primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We are also subject to competition which may increase in the future from wireless and other technologies. If competition were to increase, the originating and terminating access revenues we receive may be reduced. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

  Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. We have not been immune to these conditions but we have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

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

  As of June 30, 2007, approximately $21.9 million of costs related to the Merger have been capitalized and $22.0 million have been expensed. These amounts were partially offset by approximately $13.0 million and $6.0 million, respectively, for amounts that have been or will be reimbursed to us by Verizon pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Verizon will reimburse us for up to $40 million of certain qualified transition costs (subject to the specific terms contained in the Merger Agreement). At June 30, 2007, the Company had received approximately $5.1 million in cash reimbursements for qualified transition costs. As of June 30, 2007, approximately $13.8 million is recorded within current receivables.

  The regulatory approval process is proceeding. We have submitted testimony, have answered data requests and is preparing rebuttal testimony. Settlement conferences with certain interveners are underway. Hearings before the New Hampshire and Maine Public Utilities Commissions and the Vermont Public Service Board are expected to occur in September and October. There can be no assurances regulatory approval will be received or received on a satisfactory and timely basis.

  On January 15, 2007, we entered into a the MSA with Capgemini U.S. LLC. Through the MSA, we intend to replicate and/or replace certain existing Verizon systems during a phased period lasting from January 2007 through the fourth quarter of 2008. We are currently in the application development stage of the project and are recognizing costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We have recognized external service costs associated with the MSA based on total labor incurred as of June 30, 2007 compared to the total estimated labor to substantially complete the implementation project.

  Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

  •
  Data and Internet services. We receive revenues from monthly recurring charges for services, including HSD, special access, private lines, Internet and other services.

  •
  Other services. We receive revenues from other services, including billing and collection, directory services and sale and maintenance of customer premise equipment.

  The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenue Source(1)
Local calling services	$17,532	$16,823	$35,036	$33,286	25%	26%	25%	26%
Universal service fund-high cost loop	4,445	4,731	9,061	9,550	6%	7%	6%	7%
Interstate access revenues	18,134	16,591	36,538	34,228	26%	26%	26%	26%
Intrastate access revenues	9,606	8,672	19,331	17,467	14%	14%	14%	13%
Long distance services	7,542	5,734	14,663	11,202	11%	9%	11%	9%
Data and Internet services	8,225	6,882	16,057	13,563	12%	11%	12%	11%
Other services	4,413	4,763	8,883	9,691	6%	7%	6%	8%

Total	$69,897	$64,196	$139,569	$128,987	100%	100%	100%	100%

(1)
In the second quarter of 2007, we re-categorized certain revenues to more accurately reflect the nature of those revenues. Prior year amounts were re-categorized to present on a comparable basis.

Operating Expenses

  Our operating expenses are categorized as operating expenses and depreciation and amortization.

  •
  Operating expenses include cash expenses incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional bell operating companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to the Merger, sales and marketing, customer service and administration and corporate and personnel administration. Also included in operating expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested stock granted to our executive officers and directors.

  •
  Depreciation and amortization includes depreciation of our communications network and equipment.

Acquisitions and Mergers

  •
  On January 15, 2007, we entered into the Merger Agreement pursuant to which FairPoint and Spinco will merge, with FairPoint continuing as the surviving corporation for legal purposes. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. For accounting purposes, we expect that FairPoint will be the acquiree. Consequently, Merger related costs will be expensed as incurred and FairPoint's assets and liabilities will be recorded at fair value at acquisition.

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

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

	Three months ended June 30,		Three months ended June 30,
	2007	% of revenue	2006	% of revenue
Revenues	$69,897	100.0%	$64,196	100.0%
Operating expenses	51,606	73.8%	36,275	56.5%
Depreciation and amortization	12,342	17.7%	13,352	20.8%

Total operating expenses	63,948	91.5%	49,627	77.3%

Income from operations	5,949	8.5%	14,569	22.7%

Net gain on sale of investments and other assets	46,585	66.6%	14,277	22.2%
Interest and dividend income	433	0.6%	2,587	4.0%
Interest expense	(9,976)	(14.3)%	(9,792)	(15.2)%
Equity in net earnings of investees	1,994	2.9%	3,079	4.8%

Total other income (expense)	39,036	55.8%	10,151	15.8%

Income before income taxes	44,985	64.3%	24,720	38.5%
Income tax expense	(14,205)	(20.3)%	(9,645)	(15.0)%

Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	(0.0)%

Net income	$30,779	44.0%	$15,074	23.5%

Revenues

  Revenues increased $5.7 million to $69.9 million in 2007 compared to $64.2 million in 2006. Of this increase, $4.7 million was attributable to companies acquired in the last twelve months and $1.0 million was attributable to our existing operations. We derived our revenues from the following sources:

  Local calling services.    Local calling service revenues increased $0.7 million to $17.5 million in 2007 compared to 2006. Excluding the impact of acquired operations, local calling service revenues decreased $0.8 million compared to the second quarter of 2006. Voice access lines, including lines acquired, increased 2.1% from the second quarter of 2006 but decreased sequentially from the first quarter of 2007 by 0.4%. Voice access lines, excluding acquired lines, decreased 4.1% from the second quarter of 2006.

  Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $0.3 million to $4.4 million in the second quarter of 2007 compared to the second quarter of 2006. Excluding the impact of acquired companies, Universal Service Fund high cost loop receipts decreased $0.7 million compared to 2006.

  Interstate access revenues.    Interstate access revenues were $18.1 million for the three months ended June 30, 2007 compared to $16.6 million for the three months ended June 30, 2006. Excluding the impact of acquired companies, interstate access revenues increased $0.2 million compared to 2006.

  Intrastate access revenues.    Intrastate access revenues increased $0.9 million to $9.6 million in 2007 compared to 2006. Excluding the impact of acquired companies, intrastate access revenues increased $0.4 million compared to 2006.

  Long distance services.    Long distance services revenues increased $1.8 million to $7.5 million in 2007 compared to 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2007 was 52.4% of voice access lines as compared to 46.8% as of June 30, 2006.

  Data and Internet services.    Data and internet services revenues increased $1.3 million to $8.2 million in 2007 compared to 2006. Excluding the impact of acquired companies, data and internet services revenues increased $0.8 million compared to 2006. This increase is due primarily to increases in HSD customers as we continue to market our broadband services. Our HSD subscribers increased from 51,427 as of June 30, 2006 to 65,132 as of June 30, 2007 and represents a 26.3% penetration of voice access lines.

  Other services.    Other revenues decreased from $4.8 million in 2006 to $4.4 million in 2007. Excluding the impact of acquired companies, other revenues decreased $0.7 million compared to 2006. This decrease is principally driven by a decrease in directory revenues in 2007.

Operating Expenses

  Operating expenses, excluding depreciation and amortization.    Operating expenses increased $15.3 million to $51.6 million in 2007 from $36.3 million in 2006. Approximately $2.2 million of this increase is related to operating expenses of the companies acquired during the last twelve months. In addition, the primary drivers of this increase were Merger related expenses of $8.3 million and increases in operating taxes of $1.6 million (principally related to the O-P Disposition), cost of goods sold of $0.6 million (principally related to HSD and long distance services), official toll expenses of $0.5 million, network operating expenses of $0.4 million, operating insurance expenses of $0.2 million and audit and tax services of $0.2 million.

  Depreciation and amortization.    Depreciation and amortization expense decreased $1.0 million to $12.3 million in 2007 due principally to the maturing nature of our plant assets.

  Income from operations.    Income from operations decreased $8.6 million to $5.9 million in 2007. This was driven principally by the increase in expenses discussed above. Also driving the decrease in income from operations is the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues.

  Other income.    Total other income increased $28.9 million to $39.0 million in 2007. Net gains on sale of investments and other assets increased $32.3 million, principally as a result of the O-P Disposition. Interest expense increased $0.2 million to $10.0 million in 2007. In addition, equity in net earnings of investees decreased $1.1 million in 2007 due to the O-P Disposition in April 2007.

  Income tax expense.    Income tax expense of $14.2 million was recorded for the three months ended June 30, 2007, resulting in an effective rate of 31.6% compared to 39.0% for the three months ended June 30, 2006.

  During the second quarter of 2007, we disposed of our 7.5% ownership interest in the Orange County-Poughkeepsie Limited Partnership, resulting in the recognition of a gain of $44.9 million for Federal and State income tax purposes that is taxed at our blended statutory rate of 37.6%. Furthermore, during the second quarter of 2007, we effectively settled tax exposure items totaling $2.7 million with the IRS resulting in a reduction of the FIN 48 liability and income tax expense. We also recognized other discrete items during the second quarter resulting in a reduction of income tax expense of $430,000. We treated these items as discrete events during the second quarter.

  Our accounting policy is to report income tax expense for interim reporting periods using an estimated annual effective income tax rate. However, the effects of significant or unusual items are not considered in the estimated annual effective tax rate. The tax effect of such events is recognized in the interim period in which the event occurs. In 2007, we considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Based on current projections, we believe our annual effective tax rate for 2007 will be 210%. Excluding the impact of the non-deductible transaction costs attributable to the Merger, the annualized effective rate will be approximately 40%.

  As of December 31, 2006, we had $235.1 million of federal and state net operating loss, or NOL, carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

  Net income.    Net income was $30.8 million for the three months ended June 30, 2007 compared to net income of $15.1 million for the three months ended June 30, 2006. The differences between 2007 and 2006 are a result of the factors discussed above.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

	Six months ended June 30,		Six months ended June 30,
	2007	% of revenue	2006	% of revenue
Revenues	$139,569	100.0%	$128,987	100.0%
Operating expenses	100,870	72.3%	71,880	55.7%
Depreciation and amortization	25,249	18.1%	26,987	20.9%

Total operating expenses	126,119	90.4%	98,867	76.6%

Income from operations	13,450	9.6%	30,120	23.4%

Net gain on sale of investments and other assets	46,827	33.5%	14,225	11.0%
Interest and dividend income	511	0.4%	2,927	2.3%
Interest expense	(20,008)	(14.3)%	(19,545)	(15.2)%
Equity in net earnings of investees	4,569	3.3%	6,365	4.9%

Total other income (expense)	31,899	22.9%	3,972	3.0%

Income before income taxes	45,349	32.5%	34,092	26.4%
Income tax expense	(14,602)	(10.5)%	(13,297)	(10.3)%
Minority interest in income of subsidiaries	(1)	(0.0)%	(1)	(0.0)%

Net income	$30,746	22.0%	$20,794	16.1%

Revenues

  Revenues increased $10.6 million to $139.6 million in 2007 compared to $129.0 million in 2006. Of this increase, $9.5 million was attributable to companies acquired in the last twelve months and $1.1 million was attributable to our existing operations. We derived our revenues from the following sources:

  Local calling services.    Local calling service revenues increased $1.8 million to $35.0 million in 2007 compared to 2006. Excluding the impact of acquired operations, local calling service revenues decreased $1.3 million compared to the six months ended June 30, 2006. Voice access lines, including lines acquired, increased 2.1% from the second quarter of 2006. Voice access lines, excluding acquired lines, decreased 4.1% from the second quarter of 2006.

  Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $0.5 million to $9.1 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Excluding the impact of acquired companies, Universal Service Fund high cost loop receipts decreased $1.3 million compared to 2006.

  Interstate access revenues.    Interstate access revenues were $36.5 million for the six months ended June 30, 2007 compared to $34.2 million for the six months ended June 30, 2006. Excluding the impact of acquired companies, interstate access revenues decreased $0.5 million compared to 2006.

  Intrastate access revenues.    Intrastate access revenues increased $1.9 million to $19.3 million in 2007 compared to 2006. Excluding the impact of acquired companies, intrastate access revenues increased $0.9 million compared to 2006.

  Long distance services.    Long distance services revenues increased $3.5 million to $14.7 million in 2007 compared to 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of June 30, 2007 was 52.4% of voice access lines as compared to 46.8% as of June 30, 2006.

  Data and Internet services.    Data and internet services revenues increased $2.5 million to $16.1 million in 2007 compared to 2006. Excluding the impact of acquired companies, data and internet services revenues increased $1.5 million compared to 2006. This increase is due primarily to increases in HSD customers as we continue to market our broadband services. Our HSD subscribers increased from 51,427 as of June 30, 2006 to 65,132 as of June 30, 2007 and represents a 26.3% penetration of voice access lines.

  Other services.    Other revenues decreased from $9.7 million in 2006 to $8.9 million in 2007. Excluding the impact of acquired companies, other revenues decreased $1.5 million compared to 2006. This decrease is principally driven by a decrease in directory revenues in 2007.

Operating Expenses

  Operating expenses, excluding depreciation and amortization.    Operating expenses increased $29.0 million to $100.9 million in 2007 from $71.9 million in 2006. Approximately $4.6 million of this increase is related to operating expenses of the companies acquired during the last twelve months. In addition, the primary drivers of this increase were Merger related expenses of $16.0 million and increases in cost of goods sold of $1.8 million (principally related to HSD and long distance services), operating taxes of $1.3 million (principally related to the O-P Disposition), official toll expenses of $0.7 million and operating insurance expenses of $0.6 million.

  Depreciation and amortization.    Depreciation and amortization expense decreased $1.7 million to $25.2 million in 2007 due principally to the maturing nature of our plant assets.

  Income from operations.    Income from operations decreased $16.7 million to $13.5 million in 2007. This was driven principally by the increase in expenses discussed above. Also driving the decrease in income from operations is the increased percentage of lower margin unregulated revenues in our total business mix due to DSL and long distance revenue growth, which offset higher margin regulated revenues.

  Other income.    Total other income increased $27.9 million to $31.9 million in 2007. Net gains on sale of investments and other assets increased $32.6 million principally as a result of the sale of the Company's investment in Orange County Poughkeepsie Limited Partnership. Interest expense increased $0.5 million to $20.0 million in 2007. In addition, equity in net earnings of investees decreased $1.8 million in 2007 due to the O-P Disposition in April 2007.

  Income tax expense.    Income tax expense of $14.6 million was recorded for the six months ended June 30, 2007, resulting in an effective rate of 32.2% compared to 39.0% for the six months ended June 30, 2006.

  During the six months ended June 30, 2007, we disposed of our 7.5% ownership interest in the Orange County-Poughkeepsie Limited Partnership, resulting in the recognition of a gain of $44.9 million for Federal and State income tax purposes that is taxed at our blended statutory rate of 37.6%. Furthermore, during the six months ended June 30, 2007, we effectively settled tax exposure items totaling $2.7 million with the IRS resulting in a reduction of the FIN 48 liability and income tax expense. We treated these items as discrete events during the period.

  As of December 31, 2006, we had $235.1 million of federal and state NOL carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

  Net income.    Net income was $30.7 million for the six months ended June 30, 2007 compared to net income of $20.8 million for the six months ended June 30, 2006. The differences between 2007 and 2006 are a result of the factors discussed above.

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

  For the six months ended June 30, 2007 and June 30, 2006, net cash provided by operating activities of continuing operations was $24.3 million and $47.3 million, respectively. The decrease in net cash provided by operating activities in 2007 was primarily due to expenses related to the Merger.

  Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our credit facility's term loan facility prior to maturity in February 2012. However, we will need to refinance all or a portion of our indebtedness on or before maturity and we may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we were unable to renew or refinance our credit facility, our failure to repay all amounts due on the maturity date would cause a default under our credit facility.

  Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 5 of the "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report. As a result of these swap agreements, as of June 30, 2007, approximately 90% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

  Net cash provided by investing activities of continuing operations was $33.7 million and $31.5 million for the six months ended June 30, 2007 and 2006, respectively. Proceeds from sales of investments and other assets were $54.6 million and $43.4 million for the six months ended June 30, 2007 and 2006, respectively. In addition, capital expenditures were $23.6 million and $17.5 million for the six months ended June 30, 2007 and 2006, respectively, and distributions from investments were $2.6 million and $5.7 million for the six months ended June 30, 2007 and 2006, respectively. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

  On January 15, 2007, Taconic entered into the O-P Interest Purchase Agreement pursuant to which Taconic agreed to effect the O-P Disposition. The transaction closed on April 10, 2007 and therefore we will no longer receive distributions from Orange County-Poughkeepsie Limited Partnership after April 10, 2007.

  Net cash used in financing activities from continuing operations was $32.6 million and $41.6 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, net repayments of long-term debt were $4.1 million and we paid dividends in the amount of $27.8 million. For the six months ended June 30, 2006, net repayments from the issuance of long-term debt were $14.1 million and we paid dividends in the amount of $27.6 million.

  In August 2007, we received $2.7 million from the escrow account related to the sale of our investment in Southern Illinois Cellular Corporation, which was completed in 2006.

  We expect that our annual capital expenditures will be approximately $29 to $31 million for fiscal 2007, excluding expenditures related to the Merger. We continue to expect cash capital expenditures related to the Merger to be approximately $84 million in 2007 (before applying any reimbursement we may receive from Verizon). A portion of these capital expenditures will be paid for with proceeds from the O-P Disposition, which was completed on April 10, 2007. The remaining capital expenditures are expected to be funded through our cash flow from operations and borrowings under our credit facility, if necessary. In addition, we will receive up to $40 million in cash associated with qualified transition cost reimbursements from Verizon (subject to the specific terms contained in the Merger Agreement). Our accounting treatment of these expenditures may cause the financial statement impact of these expenditures to be different than the cash flow impact. We expect that our annual maintenance capital expenditures will be approximately $160 million to $180 million in 2009, the first full year following the closing of the Merger.

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

  Our credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $83.9 million was available at August 5, 2007 and a term loan facility, or the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at August 5, 2007. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline subfacility in an amount of $5.0 million and a letter of credit subfacility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Borrowings under our revolver bear interest, at our option, at either (i) the Eurodollar rate plus 2.00% or (ii) a base rate, as such term is defined in the credit agreement, plus 1.00%.

  On January 25, 2007, we entered into an amendment to our credit facility that is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits us to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55 million; (ii) excludes the gain on the O-P Disposition from the calculation of "Available Cash", (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger; (iv) amends the definition of "Consolidated Capital Expenditures" to exclude certain expenditures incurred by us in connection with transition and integration expenses prior to consummation of the Merger; and (v) increases the leverage covenant and dividend suspension test to 5.50:1.00 and 5.25:1.00, respectively.

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

  We believe that at the current time cash generated from operations is sufficient to meet our debt service, dividend, capital expenditure and working capital requirements for the foreseeable future, and to complete the back office and systems integration in connection with the Merger. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing or may be required to reduce our dividend payments if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that additional financing, if permitted under the terms of the agreements governing our indebtedness, will be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Contractual Obligations

  The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

  The following table discloses aggregate information about our contractual obligations as of June 30, 2007 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$734	$734	$—	$—	$—
Long term debt	603,081	—	2,657	600,037	387
Fixed interest payments	102,420	31,245	52,853	18,146	176
Variable interest payments	82,930	6,807	27,864	48,259	—
Operating leases	7,406	1,602	2,070	1,162	2,572
Unrecognized tax benefits	985	—	—	—	985
Minimum purchase contract	166	94	57	15	—

Total contractual cash obligations	$797,722	$40,482	$85,501	$667,619	$4,120

  The following table discloses aggregate information about our derivative financial instruments as of June 30, 2007, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More thane 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$10,176	4,790	4,141	1,245	—

(1)
Fair value of interest rate swaps at June 30, 2006 was provided by the counterparties to the underlying contracts using consistent methodologies.

Critical Accounting Policies

  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect amounts reported in consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were disclosed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006 and have not changed materially from that disclosure.

New Accounting Standards

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter 2008. We are still evaluating the impact, if any, from adopting SFAS No. 157.

Inflation

  We do not believe inflation has a significant effect on our operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

  As of June 30, 2007, approximately 90% of our existing indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at June 30, 2007 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $0.1 million for the three months ended June 30, 2007.

  We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net asset of approximately $10.2 million at June 30, 2007. The fair value indicates an estimated amount we would have received to cancel the contracts or transfer them to other parties.

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

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.76%	5.51%	December 31, 2007
February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	6.66%	December 30, 2011
December 31, 2008	$100.0 Million	5.02%	6.77%	December 31, 2010
December 31, 2008	$75.0 Million	5.46%	7.21%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	7.40%	December 31, 2011

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

Changes in Internal Control over Financial Reporting

  We continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the second quarter of 2007, we converted our accounting and enterprise resource planning system and have continued to modify the system subsequent to the end of the second quarter. However, during the quarter ended June 30, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

  During the quarter ended June 30, 2007, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  Unregistered Sales of Equity Securities

  We did not sell any unregistered equity securities during the quarter ended June 30, 2007.

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

  Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. "Cumulative distributable cash" is defined in our credit facility as the amount of "available cash" generated beginning on April 1, 2005 through the end of the Company's most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). "Available cash" is defined in our credit facility as Adjusted EBITDA (a) minus (i) cash interest expense (adjusted for amortization and swap interest), (ii) scheduled principal payments on indebtedness, (iii) consolidated capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business (excluding the gain realized on the O-P Disposition) and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. "Adjusted EBITDA" is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

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

  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility" in our Annual Report on Form 10-K for the year ended December 31, 2006 and note 8 of the notes to condensed consolidated financial statements in this Quarterly Report for a more detailed description of our credit facility and these restrictions.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: August 9, 2007	By:	/s/ JOHN P. CROWLEY Name: John P. Crowley Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.7	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.8	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.9	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.10
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
2.11	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(2)
2.12	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(4)
2.13	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.14	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.15	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(2)
2.16	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(6)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(7)
3.2	Amended and Restated By-Laws of FairPoint.(7)

4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(8)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(7)
4.3	Form of Initial Senior Note due 2010.(8)
4.4	Form of Exchange Senior Note due 2010.(8)
10.1
Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(7)
10.2
First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(7)
10.3
Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(9)
10.4
Third Amendment to Credit Agreement, dated as of September 14, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(10)
10.5
Fourth Amendment and Waiver to Credit Agreement, dated as of January 25, 2007, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(11)
10.6
Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(7)
10.7	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(12)
10.8	Form of Swingline Note.(7)
10.9	Form of RF Note.(7)
10.10	Form of B Term Note.(7)
10.11	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(13)
10.12	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(7)
10.13	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(14)
10.14	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(15)

10.15	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(15)
10.16	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(15)
10.17	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(15)
10.18	Letter Agreement, dated as of March 23, 2007, by and between FairPoint and Patrick T. Hogan.(16)
10.19	FairPoint Amended and Restated 1998 Stock Incentive Plan.(17)
10.20	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(18)
10.21	FairPoint 2005 Stock Incentive Plan.(7)
10.22	FairPoint Annual Incentive Plan.(7)
10.23	Form of February 2005 Restricted Stock Agreement.(19)
10.24	Form of Director Restricted Stock Agreement.(20)
10.25	Form of Director Restricted Unit Agreement.(20)
10.26	Form of Non-Director Restricted Stock Agreement.(21)
21	Subsidiaries of FairPoint.(22)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.(23)

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

(2)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of July 16, 2007.

(3)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 28, 2007.

(4)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 9, 2007.

(5)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

(6)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 10, 2007.

(7)
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

(13)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(14)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2006.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(16)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 23, 2007.

(17)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(18)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(19)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(20)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(21)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(22)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2006.

(23)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the quarter ended March 31, 2007.

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
Cautionary Note Regarding Forward-Looking Statements
  Item 1. Financial Statements.
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders' Equity (Unaudited) Six Months Ended June 30, 2007 (in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
  PART II—OTHER INFORMATION
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
Exhibit Index