Form 10-Q
period 2007-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2007-11-02
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007.
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

        As of November 1, 2007, there were 35,228,122 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

  •
  future performance generally,

  •
  our dividend policy and expectations regarding dividend payments,

  •
  business development activities,

  •
  future capital and operating expenditures, including in connection with our proposed merger with a subsidiary of Verizon Communications Inc.,

  •
  the status of the regulatory approval process for such merger,

  •
  future interest expense,

  •
  distributions from minority investments and passive partnership interests,

  •
  net operating loss carry forwards,

  •
  technological developments and changes in the communications industry,

  •
  financing sources and availability,

  •
  compliance with the covenants in our credit facility,

  •
  regulatory support payments,

  •
  the effects of regulation and competition, and

  •
  pending litigation.

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

Item 1.    Financial Statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$8,842	$3,805
Current receivables, net	49,349	28,533
Other current assets	11,965	13,184
Deferred income tax, net	8,387	33,648

Total current assets	78,543	79,170

Property, plant, and equipment, net of accumulated depreciation of $621.6 million and $583.0 million, respectively	248,365	246,264
Investments	6,529	12,057
Goodwill	498,913	499,184
Deferred income tax, net	38,162	23,830
Deferred charges and other assets	20,260	24,725

Total assets	$890,772	$885,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$26,270	$14,337
Dividends payable	13,953	13,908
Current portion of long-term debt	743	714
Demand notes payable	260	312
Accrued interest payable	712	560
Other accrued liabilities	21,234	16,017
Liabilities of discontinued operations	475	486

Total current liabilities	63,647	46,334

Long-term liabilities:
Long-term debt, net of current portion	607,294	607,272
Deferred credits and other long-term liabilities	16,176	6,897

Total long-term liabilities	623,470	614,169

Minority interest	7	8

Stockholders' equity:
Common stock	353	352
Additional paid-in capital	491,325	530,536
Accumulated deficit	(285,990)	(311,545)
Accumulated other comprehensive (loss) income, net	(2,040)	5,376

Total stockholders' equity	203,648	224,719

Total liabilities and stockholders' equity	$890,772	$885,230

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$75,707	$70,700	$215,276	$199,687

Operating expenses:
Operating expenses, excluding depreciation and amortization	54,846	40,362	155,716	112,242
Depreciation and amortization	12,624	12,839	37,873	39,826
Gain on sale of operating assets	(2,164)	—	(2,164)	—

Total operating expenses	65,306	53,201	191,425	152,068

Income from operations	10,401	17,499	23,851	47,619

Other income (expense):
Net gain on sale of investments and other assets	2,759	64	49,586	14,289
Interest and dividend income	294	211	805	3,138
Interest expense	(9,924)	(9,969)	(29,932)	(29,514)
Loss on derivative instruments	(5,669)	—	(5,669)	—
Equity in net earnings of investees	320	1,841	4,889	8,206

Total other (expense) income	(12,220)	(7,853)	19,679	(3,881)

(Loss) income before income taxes	(1,819)	9,646	43,530	43,738
Income tax expense	(3,372)	(3,668)	(17,974)	(16,965)
Minority interest	—	(1)	(1)	(2)

Net (loss) income	$(5,191)	$5,977	$25,555	$26,771

Weighted average shares outstanding:
Basic	34,770	34,651	34,736	34,618

Diluted	34,770	34,796	34,967	34,711

Earnings (loss) per share:
Basic	$(0.15)	$0.17	$0.74	$0.77

Diluted	$(0.15)	$0.17	$0.73	$0.77

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholder's Equity (Unaudited)

Nine Months Ended September 30, 2007

(in thousands)

	Common Stock			Accumulated other comprehensive income (loss)
			Additional paid-in capital		Accumulated deficit	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2006	35,218	$352	$530,536	$5,376	$(311,545)	$224,719

Net income	—	—	—	—	25,555	25,555
Issuance of restricted shares, net of forfeitures	56	1	—	—	—	1
Restricted stock cancelled for withholding tax	(50)	—	(855)	—	—	(855)
Exercise of restricted units	4	—	—	—	—	—
Stock based compensation expense	—	—	3,012	—	—	3,012
Dividends declared	—	—	(41,809)	—	—	(41,809)
Tax benefit from stock based compensation expense	—	—	441	—	—	441
Unrealized loss from cash flow hedges, net of tax	—	—	—	(7,416)	—	(7,416)

Balance at September 30, 2007	35,228	$353	$491,325	$(2,040)	$(285,990)	$203,648

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net (loss) income	$(5,191)	$5,977	$25,555	$26,771

Other comprehensive income (loss):
Cash flow hedges:
Change in net unrealized gain (loss), net of tax expense (benefit) of $5.1 million and $(3.4) million for the three months ended September 30, 2007 and 2006, respectively, and net of tax benefit of $(4.5) million and tax expense of $0.1 million for the nine months ended September 30, 2007 and 2006, respectively	8,390	(5,610)	(7,416)	57

Comprehensive income	$3,199	$367	$18,139	$26,828

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,555	$26,771

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Deferred income taxes	19,411	15,159
Amortization of debt issue costs	1,159	1,200
Depreciation and amortization	37,873	39,826
Minority interest in income of subsidiaries	1	2
Income from equity method investments	(4,889)	(8,206)
Net gain on sale of investments and other assets	(49,586)	(14,289)
Gain on sale of operating assets	(2,164)	—
Loss on derivative instruments	5,669	—
Other non cash items	2,963	1,403
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(21,399)	2,838
Accounts payable and other accrued liabilities	12,771	(4,193)
Income taxes	(1,274)	(520)
Other assets/liabilities	(1,942)	(996)

Total adjustments	(1,407)	32,224

Net cash provided by operating activities of continuing operations	24,148	58,995

Cash flows from investing activities of continuing operations:
Net capital additions	(39,870)	(25,636)
Distributions from investments	2,640	7,901
Net proceeds from sales of investments and other assets	60,229	43,416
Acquisitions of telephone properties, net of cash acquired	—	(37,643)
Other, net	265	(183)

Net cash provided by (used in) investing activities of continuing operations	23,264	(12,145)

Cash flows from financing activities of continuing operations:
Loan origination costs	(628)	—
Proceeds from issuance of long-term debt	115,945	94,450
Repayments of long-term debt	(115,919)	(99,583)
Proceeds from exercise of stock options	—	24
Dividends paid to common stockholders	(41,763)	(41,384)

Net cash used in financing activities of continuing operations	(42,365)	(46,493)

Cash flows of discontinued operations:
Operating cash flows, net used in	(10)	(957)

Net increase (decrease) in cash	5,037	(600)
Cash, beginning of period	3,805	5,083

Cash, end of period	$8,842	$4,483

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

(2) Certain Transactions

(a)
Dividends

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to our stockholders instead of retaining it in our business. As a result of this dividend policy, we may not have significant cash available to meet any unanticipated liquidity requirements, other than available borrowings, if any, under our credit facility. If we do not have sufficient cash to meet such unanticipated liquidity requirements, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

        On September 13, 2007, the Company declared a dividend totaling $13.9 million, or $0.39781 per share of common stock, which was paid on October 16, 2007 to holders of record as of September 28, 2007. For the nine months ended September 30, 2007, the Company paid dividends totaling $41.8 million, or $1.19343 per share of common stock.

(b)
Merger

        On January 15, 2007, the Company entered into an Agreement and Plan of Merger with Verizon Communications Inc., or Verizon, and Northern New England Spinco Inc., or Spinco, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, Amendment No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, and Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, referred to herein as the Merger Agreement, pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation for legal purposes, which transaction is referred to herein as the Merger. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. The Company expects to be the acquiree for accounting purposes. Consequently, certain Merger related costs that are normally capitalized will be expensed as incurred in connection with the transaction and FairPoint's assets and liabilities will be recorded at fair value upon acquisition. The Merger is subject to regulatory approval.

        As of September 30, 2007, approximately $44.6 million of costs related to the Merger had been capitalized and $40.8 million had been expensed. These amounts were partially offset by approximately $26.2 million and $12.3 million, respectively, for amounts that have or will be reimbursed to the Company by Verizon pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Verizon will reimburse the Company for up to $40.0 million of certain qualified transition costs (subject to the specific terms contained in the Merger Agreement). As of September 30, 2007, approximately $20.2 million was recorded within current receivables.

        On January 15, 2007, the Company entered into a Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, the Company intends to replicate and/or replace certain existing Verizon systems during a phased period lasting from January 2007 through the fourth quarter of 2008. The Company is currently in the application development stage of the project and the Company will capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

(3) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on the Company's actual effective tax rate for the nine months ended September 30, 2007 and differs from the federal and state statutory income tax rate primarily due to nondeductible acquisition expenses.

        For the three months ended September 30, 2007, the Company recorded income tax expense of $3.4 million, resulting in an effective rate of (185.4%) compared to 38.0% for the three months ended September 30, 2006. For the nine months ended September 30, 2007, the Company recorded income tax expense of $18.0 million, resulting in an effective tax rate of 41.3% compared to 38.8% for the nine months ended September 30, 2006.

        During the nine months ended September 30, 2007, the Company disposed of its 7.5% ownership interest in the Orange County-Poughkeepsie Limited Partnership and disposed of the assets of Yates City Telephone Company, resulting in the recognition of gains of $44.9 million and $2.2 million, respectively, for federal and state income tax purposes that is taxed at the Company's blended statutory rate of 37.6%. Furthermore, the Company effectively settled tax exposure items totaling $2.7 million with the Internal Revenue Service, or IRS, resulting in a reduction of the Financial Accounting Standards Board, or FASB, Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," liability and income tax expense. The Company also recognized other discrete items resulting in a reduction of income tax expense of $536,000. The Company treated these items as discrete events during the nine months ended September 30, 2007. Excluding these discrete events, the Company's effective tax rate for the nine months ended September 30, 2007 was (97%).

        In 2007, the Company considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Excluding the impact of the non-deductible transaction costs attributable to the Merger, the annualized effective rate will be approximately 38%.

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

        The Company adopted FIN 48 on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $3.7 million as of January 1, 2007 and $1.0 million as of September 30, 2007, of which $1.0 million would impact its effective tax rate, if recognized. There are no amounts recorded for interest and penalties because the Company has net operating loss carryforwards which would be utilized to offset any actual cash payments. Based on the outcome of certain examinations, the expiration of the statute of limitations for certain jurisdictions, or favorable resolution of the matters, we believe that within the next 12 months it is reasonably possible that none of our previously unrecognized tax benefits could be recorded to our income tax provision. The tax years subject to examination in the U.S. begin in 2001 due to net operating loss carryforwards which generally serve to extend the period of time for examination. Tax years are typically subject to examination for three years after the filing of the tax return.

(4) Discontinued Operations and Restructure Charges

        In November 2001, the Company announced its plan to discontinue the competitive communications business operations of its wholly owned subsidiary, FairPoint Carrier Services, Inc., or Carrier Services.

        Net liabilities of the discontinued competitive communications operations as of September 30, 2007 and December 31, 2006 were $0.5 million and $0.5 million, respectively.

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

        As a result of these swap agreements, as of September 30, 2007, approximately 89% of the Company's indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company's interest rate swap agreements by 0.25% to 1.75%.

        The aforementioned interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net income was insignificant for the three and nine months ended September 30, 2007. At September 30, 2007, the fair market value of these swaps was a $3.3 million liability and has been recorded, net of tax of $1.2 million, as a decrease to accumulated other comprehensive income (loss). Of the $3.3 million, $1.2 million is included in other current assets and $4.5 million is included in deferred credits and other long-term liabilities.

        As of September 30, 2007, the Company had entered into four additional swap agreements which had not reached their effective date. One swap agreement is for a notional amount of $65.0 million at a rate of 4.91% (or 6.66% including the applicable margin), is effective as of December 31, 2007 and expires on December 30, 2011. A second swap agreement is for a notional amount of $100.0 million at a rate of 5.02% (or 6.77% including the applicable margin), is effective as of December 31, 2008 and expires on December 31, 2010. The third swap agreement is for a notional amount of $75.0 million at a rate of 5.46% (or 7.21% including the applicable margin), is effective as of December 31, 2007 and expires on December 31, 2010. The fourth swap agreement is for a notional amount of $150.0 million at a rate of 5.65% (or 7.40% including the applicable margin), is effective as of December 31, 2009 and expires on December 31, 2011. These swaps qualify as cash flow hedges for accounting purposes.

        In addition, during the third quarter of 2007, the Company entered into four forward starting swap agreements, which are contingent upon the closing of the Merger, for a total notional amount of $400 million. These swaps did not meet the criteria for hedge accounting. As of September 30, 2007, the changes in fair value of the contingent swap contracts resulted in a $5.7 million pre-tax loss included in other income (expense) on our condensed consolidated statement of operations. Of the $5.7 million liability, $0.8 million is included in other accrued liabilities and $4.9 million is included in deferred credits and other long-term liabilities on the condensed consolidated balance sheets.

(6) Investments

        The Company had a 7.5% ownership in Orange County-Poughkeepsie Limited Partnership, which was consistently accounted for under the equity method using a three-month lag due to the timing of our receipt of the partnership financial statements. On January 15, 2007, Taconic Telephone Corp., or Taconic, a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement, or the O-P Interest Purchase Agreement, with Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP, pursuant to which the Company agreed to sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership, or the O-P Disposition. The O-P Disposition closed on April 10, 2007. In the second quarter of 2007, the Company recorded a gain on the O-P Disposition of approximately $46.4 million. Total proceeds from the sale were $55.0 million, of which approximately $1.2 million was paid to the Company in the form of distributions from Orange County-Poughkeepsie Limited Partnership in the first and second quarters of 2007.

        Summary financial information for Orange County-Poughkeepsie Limited Partnership follows as of and for the periods included in the company's condensed consolidated financial statements:

As of December 31, 2006
(in thousands)
Current assets	$11,304
Property, plant and equipment, net	38,917

Total assets	$50,221

Total liabilities	$431
Partners' capital	49,790

$50,221

	Three months ended June 30, 2006	Nine months ended June 30, 2006
	(in thousands)
Revenues	$42,588	$131,282
Operating income	32,891	103,769
Net income	33,159	104,548

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

(7) Long Term Debt

        Long term debt at September 30, 2007 and December 31, 2006 is shown below:

	September 30, 2007	December 31, 2006
	(In thousands)
Senior secured notes (credit facility), variable rates ranging from 7.12% to 9.18% (weighted average rate of 7.17%) at September 30, 2007, due 2011 to 2012	$604,090	$603,500
Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC, fixed rate, ranging from 8.2% to 9.2%, due 2009 to 2014	1,897	2,436

Total outstanding long-term debt	608,037	607,986
Less current portion	(743)	(714)

Total long-term debt, net of current portion	$607,294	$607,272

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2007 are as follows (in thousands):

Year ending September 30,
2008	$743
2009	307
2010	2,208
2011	15,758
2012	588,679
Thereafter	342

$608,037

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

        On January 25, 2007, the Company entered into an amendment to its credit facility which is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits the Company to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55.0 million; (ii) excludes the gain on the O-P Disposition from the calculation of "Available Cash" under the credit facility, (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for cash operating expenses incurred in connection with the Merger (subject to an overall cap on the amount of such add-backs); (iv) amends the definition of "Consolidated Capital Expenditures" to exclude certain expenditures incurred by the Company in connection with transition and integration costs prior to consummation of the Merger (subject to an overall cap on the amount of such exclusions); and (v) increases the leverage covenant and dividend suspension test to 5.50 to 1.00 and 5.25 to 1.00, respectively.

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

        The credit facility requires that the Company maintain certain financial covenants. The credit facility contains customary affirmative covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0 to 1.0 and a maximum leverage ratio equal to or less than 5.50 to 1.0. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with the Company's affiliates.

The credit facility restricts the Company's ability to declare and pay dividends on its common stock as follows:

  •
  The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. "Available Cash" is defined in the credit facility as Adjusted Consolidated EBITDA (a) minus (i) cash interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) consolidated capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events or related to the Merger), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted Consolidated EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets (excluding the gain realized on the sale of the Company's investment in the Orange County-Poughkeepsie Limited Partnership) and (ii) certain non-cash items excluded from Adjusted Consolidated EBITDA and received in cash. "Adjusted Consolidated EBITDA" is defined in the credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement (subject to an overall cap on the amount of such charges which may be added back) and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

  •
  The Company may not pay dividends if a default or event of default under the credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company's leverage ratio is above 5.25 to 1.00 or if the Company does not have at least $10.0 million of cash on hand (including unutilized commitments under the credit facility's revolving facility).

        The credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

        The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of September 30, 2007, a letter of credit had been issued for $1.4 million.

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(In thousands)
Weighted average number of common shares used for basic (loss) earnings per share	34,770	34,651	34,736	34,618
Effect of potential dilutive shares	—	145	231	93

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	34,770	34,796	34,967	34,711

Anti-dilutive shares excluded from the above reconciliation	786	1,522	555	1,580

        For the three months ended September 30, 2007, all potentially dilutive shares are anti-dilutive due to the net loss during the third quarter of 2007.

(9) Disposition of Assets

        On July 31, 2007, the Company completed the sale of the assets of Yates City Telephone Company, a wholly-owned indirect subsidiary of the Company, or Yates, for $2.5 million, resulting in a gain of $2.2 million during the third quarter of 2007. Yates is located in Yates City, Illinois and had less than 500 access lines at the time of the sale. The gain is recorded in income from operations as a gain on sale of operating assets.

(10) Subsequent Events

        In October 2007, the Company entered into two interest rate swap agreements which are contingent upon closing of the Merger. The first swap agreement is for a notional amount of $100.0 million at a rate of 4.5% (or 6.25% including the applicable margin), is effective as of June 30,

2008 and expires on December 31, 2010. The second swap agreement is for a notional amount of $100.0 million at a rate of 4.5% (or 6.25% including the applicable margin), is effective as of June 30, 2008 and expires on December 31, 2010.

(11) Litigation

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company's initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate's decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff filed a Notice of Objection to the Magistrate's Recommendation. On August 16, 2007, the United States District Court for the Western District of North Carolina accepted the Magistrate's recommendations as its own and dismissed the complaint with prejudice.

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

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 12th largest local telephone company in the United States, in each case based on number of access lines. We operate in 18 states with 309,857 access line equivalents (including voice access lines and high speed data, or HSD, lines which include digital subscriber line, or DSL, wireless broadband and cable modems) in service as of September 30, 2007.

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

        Rural local exchange carriers, or RLECs, have historically been characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. In particular, existing state and federal regulations permit RLECs to charge rates that enable recovery of operating costs, plus a reasonable rate of return on invested capital (as determined by relevant regulatory authorities). Historically, competition has typically been limited because RLECs primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We are also subject to competition from wireless and other technologies. If competition were to increase, the originating and terminating access revenues we receive may be reduced. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

        Access lines are an important element of our business. Recently, many rural telephone companies have experienced a loss of access lines due to increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. We have not been immune to these conditions but we have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to our stockholders, rather than retained and used for other purposes. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

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

        As of September 30, 2007, approximately $44.6 million of costs related to the Merger had been capitalized and $40.8 million had been expensed. These amounts were partially offset by approximately $26.2 million and $12.3 million, respectively, for amounts that have or will be reimbursed to us by Verizon pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Verizon will reimburse us for up to $40.0 million of certain qualified transition costs (subject to the specific terms contained in the Merger Agreement). At September 30, 2007, we had received approximately $18.3 million in cash reimbursements for qualified transition costs. As of September 30, 2007, approximately $20.2 million was recorded within current receivables.

        The regulatory approval process is proceeding. We have submitted pre-filed testimony, answered data requests, participated in technical conferences, presented testimony at hearings (which have concluded) and are preparing formal briefs and reply briefs. Settlement conferences with certain interveners continue. There can be no assurance that regulatory approval will be received or received on a satisfactory and timely basis. In addition, at the current time, it is unclear what restrictions, if any, on our operations, capital structure and/or our ability to pay dividends at the current level and/or what expenditure requirements, if any, may be imposed as part of any such regulatory approvals.

        If we cannot obtain a waiver under our credit facility, we anticipate that we may be in breach of certain financial covenants contained in our credit facility which will be measured as of March 31, 2008, if we continue to make expected pre-closing Merger related expenditures in 2008 and the Merger has not been consummated. If such a breach occurs, the lenders party to our credit facility could terminate our ability to borrow under our credit facility and accelerate the outstanding indebtedness under our credit facility. If the indebtedness under our credit facility were accelerated, we would not have the ability to repay such indebtedness. See "—Liquidity and Capital Resources."

        On January 15, 2007, we entered into the MSA with Capgemini U.S. LLC. Through the MSA, we intend to replicate and/or replace certain existing Verizon systems during a phased period lasting from January 2007 through the fourth quarter of 2008. We are currently in the application development stage of the project and are recognizing costs in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". We have recognized both external service costs associated with the MSA based on total labor incurred as of September 30, 2007 compared to the total estimated labor to substantially complete the implementation project.

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

        The following summarizes our revenues and percentage of revenues from continuing operations from these sources (in thousands):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
Revenue Source(1)
	2007	2006	2007	2006	2007	2006	2007	2006
Local calling services	$17,453	$16,586	$52,489	$49,872	23%	23%	24%	25%
Universal service fund high cost loop	5,245	5,116	14,306	14,666	7%	7%	7%	7%
Interstate access revenues	18,360	19,402	54,898	53,630	24%	28%	26%	27%
Intrastate access revenues	13,541	10,545	32,872	28,012	18%	15%	15%	14%
Long distance services	7,843	6,694	22,506	17,896	10%	10%	10%	9%
Data and Internet services	8,805	7,108	24,862	20,676	12%	10%	12%	10%
Other services	4,460	5,249	13,343	14,935	6%	7%	6%	8%

Total	$75,707	$70,700	$215,276	$199,687	100%	100%	100%	100%

(1)
Beginning in the second quarter of 2007, we re-categorized certain revenues to more accurately reflect the nature of those revenues. Prior year amounts were re-categorized to be presented on a comparable basis.

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

Acquisitions and Dispositions

  •
  On July 31, 2007, we completed the sale of the assets of Yates for $2.5 million. Yates is located in Yates City, Illinois and had less than 500 access lines at the time of the sale.

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

  •
  On July 26, 2006, we completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $28.7 million. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

Results of Operations

        The following tables set forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The comparisons of financial results are not necessarily indicative of future results.

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

	Three months ended September 30,		Three months ended September 30,
	2007	% of revenues	2006	% of revenues
	(in thousands)		(in thousands)
Revenues	$75,707	100.0%	$70,700	100.0%
Operating expenses	54,846	72.4%	40,362	57.1%
Depreciation and amortization	12,624	16.7%	12,839	18.1%
Gain on sale of operating assets	(2,164)	(2.9)%	—	—

Total operating expenses	65,306	86.2%	53,201	75.2%

Income from operations	10,401	13.8%	17,499	24.8%

Net gain on sale of investments and other assets	2,759	3.6%	64	0.1%
Interest and dividend income	294	0.4%	211	0.3%
Interest expense	(9,924)	(13.1)%	(9,969)	(14.1)%
Loss on derivative instruments	(5,669)	(7.5)%	—	—
Equity in net earnings of investees	320	0.4%	1,841	2.6%

Total other (expense) income	(12,220)	(16.2)%	(7,853)	(11.1)%

Income before income taxes	(1,819)	(2.4)%	9,646	13.7%
Income tax expense	(3,372)	(4.5)%	(3,668)	(5.2)%
Minority interest in income of subsidiaries	—	—	(1)	(0.0)%

Net (loss) income	$(5,191)	(6.9)%	$5,977	8.5%

Revenues

        Revenues increased $5.0 million to $75.7 million in the third quarter of 2007 compared to $70.7 million in the third quarter of 2006. Of this increase, $2.0 million was attributable to companies acquired in the last twelve months and $3.0 million was attributable to our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $0.9 million to $17.5 million in 2007 compared to 2006. Excluding the impact of acquired operations, local calling service revenues increased $0.2 million compared to the third quarter of 2006. Voice access lines, including lines acquired, decreased 3.5% from the third quarter of 2006 and decreased sequentially from the second quarter of 2007 by 1.8%. Voice access lines, excluding acquired lines, decreased 4.8% from the third quarter of 2006.

        Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts increased $0.1 million to $5.2 million in the third quarter of 2007 compared to the third quarter of 2006. Excluding the impact of acquired companies, Universal Service Fund high cost loop receipts were flat compared to 2006.

        Interstate access revenues.    Interstate access revenues were $18.4 million for the three months ended September 30, 2007 compared to $19.4 million for the three months ended September 30, 2006. Excluding the impact of acquired companies, interstate access revenues decreased $1.5 million compared to 2006.

        Intrastate access revenues.    Intrastate access revenues increased $3.0 million to $13.5 million in 2007 compared to 2006. Excluding the impact of acquired companies, intrastate access revenues increased $2.8 million compared to 2006. This increase is principally due to the settlement of certain previously disputed access revenues of $4.4 million.

        Long distance services.    Long distance services revenues increased $1.1 million to $7.8 million in 2007 compared to 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2007 was 53.7% of voice access lines as compared to 45.6% as of September 30, 2006.

        Data and Internet services.    Data and internet services revenues increased $1.7 million to $8.8 million in 2007 compared to 2006. Excluding the impact of acquired companies, data and internet services revenues increased $1.4 million compared to 2006. This increase is due primarily to increases in HSD customers as we continue to market our broadband services. Our number of HSD subscribers increased from 57,095 as of September 30, 2006 to 66,978 as of September 30, 2007 and represents a 27.6% penetration of voice access lines.

        Other services.    Other revenues decreased from $5.2 million in 2006 to $4.5 million in 2007. Excluding the impact of acquired companies, other revenues decreased $0.9 million compared to 2006. This decrease is principally driven by a decrease in directory revenues in 2007.

Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $14.5 million to $54.8 million in 2007 compared to 2006. Approximately $1.4 million of this increase is related to operating expenses of the companies acquired during the last twelve months. In addition, the primary drivers of this increase were Merger related expenses of $12.5 million and cost of goods sold of $0.6 million (principally related to HSD and long distance services), bad debt expense of $0.6 million, materials and supplies expense of $0.3 million and audit and tax services of $0.3 million. These increases were partially offset by decreases in employee related costs of $0.6 million, billing expenses of $0.5 million, contract services of $0.4 million and consulting expenses of $0.3 million.

        Depreciation and amortization.    Depreciation and amortization expense decreased $0.2 million to $12.6 million in 2007 due primarily to the maturing nature of our plant assets.

        Gain on sale of operating assets.    Gain on sale of operating assets in the third quarter of $2.2 million resulted from the sale of the assets of Yates.

        Income from operations.    Income from operations decreased $7.1 million to $10.4 million in 2007. This was driven principally by the increase in expenses discussed above. Also driving the decrease in income from operations is the increased percentage of lower margin unregulated revenues in our total business mix due to HSD and long distance revenue growth, which offset higher margin regulated revenues.

        Other income (expense).    Total other expense increased $4.4 million to $12.2 million in 2007. Net gains on sale of investments and other assets increased $2.7 million, principally as a result of a gain on the release of escrowed funds related to the sale of Southern Illinois Cellular Corporation. Equity in net earnings of investees decreased $1.5 million in 2007 due to the O-P Disposition in April 2007. In addition, we recorded a loss on derivative instruments for the change in fair value of $5.7 million in the third quarter of 2007.

        Income tax expense.    Income tax expense of $3.4 million was recorded for the three months ended September 30, 2007, resulting in an effective rate of (185.4%) compared to 38.0% for the three months ended September 30, 2006.

        During the third quarter of 2007, we disposed of the assets of Yates, resulting in the recognition of a gain of $2.2 million for federal and state income tax purposes that is taxed at our blended statutory rate of 37.6%. We treated this item as a discrete event during the third quarter.

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Our effective income tax rate for the interim periods presented is based on our actual effective tax rate for the nine months ended September 30, 2007 and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences. In 2007, we considered all estimated expenses related to the Merger and determined that some of these expenses were not deductible for income tax purposes. Based on current projections, we believe our annual effective tax rate for 2007 will be 97%. Excluding the impact of the non-deductible transaction costs attributable to the Merger, the annualized effective rate will be approximately 38%.

        As of December 31, 2006, we had $235.1 million of federal and state net operating loss, or NOL, carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

        Net (loss) income.    Net loss was $5.2 million for the three months ended September 30, 2007 compared to net income of $6.0 million for the three months ended September 30, 2006. The differences between 2007 and 2006 are a result of the factors discussed above.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

	Nine months ended September 30,		Nine months ended September 30,
	2007	% of revenues	2006	% of revenues
	(in thousands)		(in thousands)
Revenues	$215,276	100.0%	$199,687	100.0%
Operating expenses	155,716	72.3%	112,242	56.2%
Depreciation and amortization	37,873	17.6%	39,826	20.0%
Gain on sale of operating assets	(2.164)	(1.0)%	—	—

Total operating expenses	191,425	88.9%	152,068	76.2%

Income from operations	23,851	11.1%	47,619	23.8%

Net gain on sale of investments and other assets	49,586	23.0%	14,289	7.2%
Interest and dividend income	805	0.4%	3,138	1.6%
Interest expense	(29,932)	(13.9)%	(29,514)	(14.8)%
Loss on derivative instruments	(5,669)	(2.6)%	—	—
Equity in net earnings of investees	4,889	2.2%	8,206	4.1%

Total other income (expense)	19,679	9.1%	(3,881)	(1.9)%

Income before income taxes	43,530	20.2%	43,738	21.9%
Income tax expense	(17,974)	(8.3)%	(16,965)	(8.5)%
Minority interest in income of subsidiaries	(1)	(0.0)%	(2)	(0.0)%

Net income	$25,555	11.9%	$26,771	13.4%

Revenues

        Revenues increased $15.6 million to $215.3 million in 2007 compared to $199.7 million in 2006. Of this increase, $11.5 million was attributable to companies acquired in the last twelve months and $4.1 million was attributable to our existing operations. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues increased $2.6 million to $52.5 million in 2007 compared to 2006. Excluding the impact of acquired operations, local calling service revenues decreased $1.1 million compared to the nine months ended September 30, 2006. Voice access lines, excluding acquired lines, decreased 4.8% from the prior year.

        Universal Service Fund high cost loop.    Universal Service Fund high cost loop receipts decreased $0.4 million to $14.3 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Excluding the impact of acquired companies, Universal Service Fund high cost loop receipts decreased $1.4 million compared to 2006.

        Interstate access revenues.    Interstate access revenues were $54.9 million for the nine months ended September 30, 2007 compared to $53.6 million for the nine months ended September 30, 2006. Excluding the impact of acquired companies, interstate access revenues decreased $2.0 million compared to 2006.

        Intrastate access revenues.    Intrastate access revenues increased $4.9 million to $32.9 million in 2007 compared to 2006. Excluding the impact of acquired companies, intrastate access revenues increased $3.7 million compared to 2006. This increase is principally due to the settlement of certain previously disputed access revenues in the third quarter of 2007.

        Long distance services.    Long distance services revenues increased $4.6 million to $22.5 million in 2007 compared to 2006. This is attributable to the increase in subscribers and minutes related to bundles and packages sold to our existing customers. Interstate long distance penetration as of September 30, 2007 was 53.7% of voice access lines as compared to 45.6% as of September 30, 2006.

        Data and Internet services.    Data and internet services revenues increased $4.2 million to $24.9 million in 2007 compared to 2006. Excluding the impact of acquired companies, data and internet services revenues increased $3.0 million compared to 2006. This increase is due primarily to increases in HSD customers as we continue to market our broadband services. Our number of HSD subscribers increased from 57,095 as of September 30, 2006 to 66,978 as of September 30, 2007 and represents a 27.6% penetration of voice access lines.

        Other services.    Other revenues decreased from $14.9 million in 2006 to $13.3 million in 2007. Excluding the impact of acquired companies, other revenues decreased $2.5 million compared to 2006. This decrease is principally driven by a decrease in directory revenues in 2007.

Operating Expenses

        Operating expenses, excluding depreciation and amortization.    Operating expenses increased $43.5 million to $155.7 million in 2007 from $112.2 million in 2006. Approximately $6.0 million of this increase is related to operating expenses of the companies acquired during the last twelve months. In addition, the primary drivers of this increase were Merger related expenses of $28.4 million and increases in cost of goods sold of $2.4 million (principally related to HSD and long distance services), operating taxes of $1.3 million (principally related to the O-P Disposition), official toll expenses of $1.0 million, employee related costs of $0.7 million, materials and supplies expenses of $0.5 million and operating insurance expenses of $0.3 million.

        Depreciation and amortization.    Depreciation and amortization expense decreased $2.0 million to $37.9 million in 2007 due principally to the maturing nature of our plant assets.

        Gain on sale of operating assets    Gain on sale of operating assets in the nine months ended September 30, 2007 of $2.2 million resulted from the sale of the assets of Yates.

        Income from operations.    Income from operations decreased $23.8 million to $23.9 million in 2007. This was driven principally by the increase in expenses discussed above. Also driving the decrease in income from operations is the increased percentage of lower margin unregulated revenues in our total business mix due to HSD and long distance revenue growth, which offset higher margin regulated revenues.

        Other income (expense).    Total other income (expense) increased $23.6 million to $19.7 million in 2007. Net gains on sale of investments and other assets increased $35.3 million principally as a result of the sale of the Company's investment in Orange County-Poughkeepsie Limited Partnership. Interest expense increased $0.4 million to $29.9 million in 2007. Equity in net earnings of investees decreased $3.3 million in 2007 due to the O-P Disposition in April 2007. Interest and dividend income decreased $2.3 million to $0.8 million in 2007. In addition, we recorded a loss on derivative instruments for the change in fair value of $5.7 million in 2007.

        Income tax expense.    Income tax expense of $18.0 million was recorded for the nine months ended September 30, 2007, resulting in an effective rate of 41.3% compared to 38.8% for the nine months ended September 30, 2006.

        During the nine months ended September 30, 2007, we disposed of our 7.5% ownership interest in the Orange County-Poughkeepsie Limited Partnership and the assets of Yates, resulting in the recognition of gains of $44.9 million and $2.2 million, respectively, for federal and state income tax purposes that is taxed at the Company's blended statutory rate of 37.6%. Furthermore, we effectively settled tax exposure items totaling $2.7 million with the IRS resulting in a reduction of the FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," liability and income tax expense. We also recognized other discrete items resulting in a reduction of income tax expense of $536,000. We treated these items as discrete events during the nine months ended September 30, 2007. Excluding these discrete events, our effective tax rate for the nine months ended September 30, 2007 was (97%).

        As of December 31, 2006, we had $235.1 million of federal and state NOL carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

        Net income.    Net income was $25.6 million for the nine months ended September 30, 2007 compared to net income of $26.8 million for the nine months ended September 30, 2006. The differences between 2007 and 2006 are a result of the factors discussed above.

Liquidity and Capital Resources

        Our short and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our credit facility; (ii) capital expenditures, including those related to the Merger; (iii) working capital requirements as may be needed to support the growth of our business, including those related to the Merger; (iv) dividend payments on our common stock; and (v) potential acquisitions.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to our stockholders instead of retaining it in our business. As a result of this dividend policy, we may not have significant cash available to meet any unanticipated liquidity requirements, other than available borrowings, if any, under our credit facility. If we do not have sufficient cash to meet such unanticipated liquidity requirements, our financial condition and our business will suffer. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends. For the nine months ended September 30, 2007, we paid dividends on our common stock totaling $41.8 million, or $1.19343 per share. The amount of dividends we pay following the Merger could be reduced as a result of conditions that may be imposed by regulatory authorities in connection with the approval of the Merger or financial covenants in new indebtedness incurred in connection with the Merger.

        For the nine months ended September 30, 2007 and September 30, 2006, net cash provided by operating activities of continuing operations was $24.1 million and $59.0 million, respectively. The decrease in net cash provided by operating activities in 2007 was primarily due to expenses related to the Merger.

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

        Our credit facility consists of a revolving facility, or the revolver, in a total principal amount of up to $100.0 million, of which $76.5 million was available at October 31, 2007 and a term loan facility, or the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at October 31, 2007. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline sub-facility in an amount of $5.0 million and a letter of credit sub-facility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account.

Borrowings under our revolver bear interest, at our option, at either (i) the Eurodollar rate plus 2.00% or (ii) a base rate, as such term is defined in our credit facility, plus 1.00%.

        On January 25, 2007, we entered into an amendment to our credit facility that is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits us to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55.0 million; (ii) excludes the gain on the O-P Disposition from the calculation of "Available Cash" under our credit facility; (iii) amends the definition of "Adjusted Consolidated EBITDA" to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger (subject to an overall cap on the amount of such add-backs); (iv) amends the definition of "Consolidated Capital Expenditures" to exclude certain expenditures incurred by us in connection with transition and integration costs prior to consummation of the Merger (subject to an overall cap on the amount of such exclusions); and (v) increases the leverage covenant and dividend suspension test to 5.50 to 1.00 and 5.25 to 1.00, respectively. We expect that operating expenses incurred in connection with the Merger and expenditures in connection with transition and integration costs will exceed the aggregate cap by the end of December 2007, and we will no longer be able to add any such expenses in excess of the cap back to calculate "Adjusted Consolidated EBITDA" and/or exclude any such expenditures in excess of the cap to calculate "Consolidated Capital Expenditures" after such time.

        Our credit facility contains financial covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0 to 1 and a maximum leverage ratio equal to or less than 5.50 to 1. Our credit facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. Subject to certain limitations set forth in our credit facility, we may use all of our Cumulative Distributable Cash (as defined in our credit facility) accumulated after April 1, 2005 to declare and pay dividends, but we may not in general pay dividends in excess of such amount. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our credit facility.

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 5 of the notes to our condensed consolidated financial statements in this Quarterly Report. As a result of these swap agreements, as of September 30, 2007, approximately 89% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Net cash provided by (used in) investing activities of continuing operations was $23.3 million and $(12.1) million for the nine months ended September 30, 2007 and 2006, respectively. Proceeds from sales of investments and other assets were $60.2 million and $43.4 million for the nine months ended September 30, 2007 and 2006, respectively. In addition, capital expenditures were $39.9 million and

$25.6 million for the nine months ended September 30, 2007 and 2006, respectively, and distributions from investments were $2.6 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in capital expenditures primarily relates to Merger related capital expenditures. Distributions from investments decreased as a result of the O-P Disposition.

        On January 15, 2007, Taconic entered into the O-P Interest Purchase Agreement pursuant to which Taconic agreed to effect the O-P Disposition. This transaction closed on April 10, 2007 and therefore we no longer receive distributions from Orange County-Poughkeepsie Limited Partnership effective as of such date. In August 2007, we received $2.7 million from the escrow account related to the sale of our investment in Southern Illinois Cellular Corporation, which was completed in 2006.

        Net cash used in financing activities from continuing operations was $42.4 million and $46.5 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, net proceeds from issuance of long-term debt were $26 thousand. For the nine months ended September 30, 2006, net repayments of long-term debt were $5.1 million.

        We expect to fund the Merger through the issuance of approximately 53.8 million shares of our common stock to existing Verizon stockholders and the incurrence of $1.7 billion of new indebtedness. We anticipate that the new indebtedness will consist of bank debt and senior unsecured notes in proportions that have yet to be determined. We have obtained commitment letters for up to $2.080 billion of bank financing to facilitate the re-financing of our existing bank debt with the new bank debt to be incurred in connection with the Merger.

        We expect that total capital expenditures for 2007 will be approximately $29.0 million to $31.0 million, excluding capital expenditures related to the Merger.

        We expect to continue to incur significant monthly cash expenditures related to the Merger through the closing of the Merger. We currently expect the Merger will close on January 31, 2008; however the closing may be delayed if required regulatory approvals have not been obtained. If such a delay occurs, there can be no assurance that we will generate sufficient cash from operations or have borrowings available under our credit facility to make these pre-closing Merger related expenditures and satisfy our debt service and our dividend and working capital requirements. Subject to restrictions in our credit facility, we may incur more indebtedness to satisfy such obligations, but there can be no assurance that additional financing, if permitted under the terms of our credit facility, will be available to us on terms acceptable to us or at all. If borrowings under our credit facility and/or other additional financing are not available to us and we continue to make these pre-closing Merger related expenditures, we may need to decrease the level of dividends payable on our common stock or discontinue entirely the payment of dividends. In addition, unless we have at least $10.0 million of cash on hand (including unutilized commitments under our credit facility's revolving facility), we will not be permitted under our credit facility to pay dividends on our common stock.

        In addition, if we cannot obtain a waiver under our credit facility, we anticipate that we may be in breach of certain financial covenants contained in our credit facility which will be measured as of March 31, 2008 if we continue to make expected pre-closing Merger related expenditures in 2008 and the Merger has not been consummated. If such a breach occurs, the lenders party to our credit facility could terminate our ability to borrow under our credit facility and accelerate the outstanding indebtedness under our credit facility, and our ability to pay dividends under our credit facility would be suspended. If the indebtedness under our credit facility were accelerated, we would not have the ability to repay such indebtedness.

        We expect to spend approximately $125.0 million to $140.0 million following the closing of the Merger (assuming the Merger closes on January 31, 2008) primarily on network systems upgrades related to the integration of the acquired business. We plan to fund these expenditures through cash flow from operations, borrowings under the delayed draw term loan facility of the new credit facility we expect to enter into in connection with the consummation of the Merger and borrowings under the revolving facility of such new credit facility, if necessary.

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

        The following table discloses aggregate information about our contractual obligations as of September 30, 2007 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Debt maturing within one year	$743	$743	$—	$—	$—
Long term debt	607,294	—	2,515	604,437	342
Fixed interest payments	94,219	30,521	49,798	13,752	148
Variable interest payments	89,589	8,371	32,417	48,801	—
Operating leases	7,010	1,588	1,821	1,187	2,414
Hardware and software contracts	141,887	141,887	—	—	—
Unrecognized tax benefits	985	—	—	—	985
Minimum purchase contract	148	104	32	12	—

Total contractual cash obligations	$941,875	$183,214	$86,583	$668,189	$3,889

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2007, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(8,946)	396	(8,224)	(1,118)	—

(1)
Fair value of interest rate swaps at September 30, 2007 was provided by the counterparties to the underlying contracts using consistent methodologies.

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

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of

Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (98-1). Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

        Our critical accounting policies that require the use of estimates and assumptions were disclosed in detail in our Annual Report on Form 10-K for the year ended December 31, 2006; apart from 98-1, they have not changed materially from that disclosure.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter of 2008. We are still evaluating the impact, if any, from adopting SFAS No. 157.

        In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115," which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently in the process of evaluating the impact of SFAS No. 159.

Inflation

        We do not believe inflation has a significant effect on our operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2007, approximately 89% of our existing indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at September 30, 2007 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $0.1 million for the three months ended September 30, 2007.

        We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net liability of approximately $8.9 million at September 30, 2007. The fair value indicates an estimated amount we would have paid to cancel the contracts or transfer them to other parties.

        We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we pay a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or we receive a payment if the variable rate payment is above the contractual rate. The chart below provides details of each of our interest rate swap agreements as of September 30, 2007.

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.76%	5.51%	December 31, 2007
February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	6.66%	December 30, 2011
December 31, 2007	$75.0 Million	5.46%	7.21%	December 31, 2010
December 31, 2008	$100.0 Million	5.02%	6.77%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	7.40%	December 31, 2011
June 30, 2008*	$100.0 Million	4.99%	6.74%	December 30, 2010
June 30, 2008*	$100.0 Million	4.95%	6.70%	June 30, 2010
June 30, 2008*	$100.0 Million	5.45%	7.20%	December 31, 2010
June 30, 2008*	$100.0 Million	5.30%	7.05%	December 30, 2010

* Contingent upon closing of the Merger.

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

Changes in Internal Control over Financial Reporting

        We continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the second quarter of 2007, we converted our accounting and enterprise resource planning system and have continued to modify the system subsequent to the end of the second quarter. However, during the quarter ended September 30, 2007, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company's Chairman and Chief Executive Officer, certain of the Company's current and former directors and certain of the Company's stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act, and alleges that the Company's registration statement on Form S-1 (which was declared effective by the SEC on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company's initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company's broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock "issued pursuant and/or traceable to the Company's IPO during the period from February 3, 2005 through March 21, 2005". The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate's decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff filed a Notice of Objection to the Magistrate's Recommendation. On August 16, 2007, the United States District Court for the Western District of North Carolina accepted the Magistrate's recommendations as its own and dismissed the complaint with prejudice.

        From time to time, we are involved in other litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

        During the quarter ended September 30, 2007, there were no material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006.

        For a discussion of the risks facing us, refer to Exhibit 99.1 to this Quarterly Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended September 30, 2007.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. "Cumulative distributable cash" is defined in our credit facility as the amount of "available cash" generated beginning on April 1, 2005 through the end of the Company's most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested). "Available Cash" is defined in our credit facility as Adjusted Consolidated EBITDA (a) minus (i) cash interest expense (adjusted for amortization and swap interest), (ii) scheduled principal payments on indebtedness, (iii) consolidated capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted Consolidated EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business (excluding the gain realized on the O-P Disposition) and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted Consolidated EBITDA. "Adjusted Consolidated EBITDA" is defined in our credit facility as Consolidated Net Income (which is defined in the credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement (subject to a cap on the amount of such charges which may be added back) and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

  •
  We may not pay dividends if a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio is above 5.25 to 1.00 or if we do not have at least $10 million of cash on hand (including unutilized commitments under our credit facility's revolving facility).

        For purposes of calculating "Adjusted Consolidated EBITDA" under our credit facility, we are permitted to add back certain operating expenses incurred in connection with the Merger (subject to an overall cap on the amount of such add-backs). In addition, certain capital expenditures related to the Merger are excluded from the definition of "Consolidated Capital Expenditures" under our credit facility (subject to an overall cap on the amount of such exclusions). As disclosed in Part I of this Quarterly Report, we expect that we will reach the aggregate cap by the end of December 2007, and will no longer be able to add any such expenses back to calculate "Adjusted Consolidated EBITDA" or exclude any such expenditures from "Consolidated Capital Expenditures." As a result, after we reach the aggregate cap, we expect that the amount of "Available Cash" we generate prior to the closing of the Merger will decrease, which may adversely affect our ability to continue paying dividends at the current level.

        Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Description of Certain Indebtedness—Credit Facility" in our Annual Report on Form 10-K for the year ended December 31, 2006 and note 7 of the notes to our condensed consolidated financial statements in this Quarterly Report for a more detailed description of our credit facility and these restrictions.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting on August 22, 2007. As of the record date for the annual meeting, there were 35,241,541 shares of our common stock outstanding. Below is a summary of the proposals voted on at the annual meeting and the outcome of such vote with respect to each proposal.

        1.     The proposal to adopt the Merger Agreement, as amended, and to approve the issuance of FairPoint common stock to Verizon stockholders pursuant to the Merger Agreement was approved with 22,017,856 votes for, 316,208 votes against and 684,229 abstentions.

        2.     The proposal to elect David L. Hauser to serve as a director of FairPoint until the 2010 annual meeting was approved with 30,752,430 votes for, 2,642 votes against and 754,047 abstentions. Claude C. Lilly and Robert S. Lilien continued as directors of FairPoint serving until the 2008 annual meeting and Eugene B. Johnson and Patricia Garrison-Corbin continued as directors of FairPoint serving until the 2009 annual meeting.

        3.     The proposal to ratify KPMG LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved by 31,185,518 votes for, 214,388 votes against and 109,213 abstentions.

        4.     The proposal to adjourn the annual meeting, if necessary, to solicit additional proxies for the adoption of the Merger Agreement and approval of the issuance of FairPoint common stock in connection therewith was approved by 30,205,777 votes for, 1,103,899 votes against and 199,443 abstentions.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: November 2, 2007	By:	/s/ JOHN P. CROWLEY Name: John P. Crowley Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.7	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.8	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.9	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
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
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholder's Equity (Unaudited) Nine Months Ended September 30, 2007 (in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Comprehensive Income (Unaudited)
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
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURES
Exhibit Index