Form 10-K
period 2007-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2008-02-29
CIK 1062613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 001-32408

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2007 (based on the closing price of $17.75 per share as quoted on the New York Stock Exchange as of such date) was approximately $610,510,000.

As of February 25, 2008, there were 35,264,945 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report will be incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s fiscal 2008 annual meeting of stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

•	future performance generally;

•	material adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial or operational impact, in the markets we serve;

•	our dividend policy and expectations regarding dividend payments;

•	restrictions imposed by the agreements governing our indebtedness;

•	anticipated cost savings from the proposed merger with a subsidiary of Verizon Communications Inc.;

•	anticipated business development activities and future capital expenditures;

•	financing sources and availability, and future interest expense;

•	availability of net operating loss carryforwards to offset anticipated tax liabilities;

•	material technological developments and changes in the communications industry, including disruption of our suppliers’ provisioning of critical products or services;

•	use by customers of alternative technologies;

•	availability and levels of regulatory support payments;

•	the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to approvals needed to consummate the merger with a subsidiary of Verizon Communication Inc.;

•	the effects of competition on the markets we serve; and

•	changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, or the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

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

Our Business

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, video and Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 12th largest local telephone company in the United States, in each case based on number of access lines as of December 31, 2007. We operate in 18 states with 305,777 access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of December 31, 2007.

We were incorporated in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. We have acquired 35 such businesses, 30 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the communities we serve have fewer than 2,500 access lines. Most of our existing telephone companies qualify as rural local exchange carriers under the Telecommunications Act of 1996, or the 1996 Act.

Rural local exchange carriers have historically been characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. While our historical results indicate a higher level of growth than non-rural local exchange carriers, this increased growth was principally generated through acquisitions. Excluding revenue from acquisitions, our total revenues grew 0.9% from 2004 to 2007. In particular, existing state and federal regulations permit rural local exchange carriers to charge rates that enable recovery of their operating costs, plus a reasonable rate of return on their invested capital (as determined by relevant regulatory authorities). Historically, competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We also are subject to competition from wireless and other technologies. If competition were to increase, local calling services, data and internet services and the originating and terminating access revenues we receive may be reduced. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

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

Recent Developments

  Merger

On January 15, 2007, we entered into an Agreement and Plan of Merger with Verizon Communications Inc., or Verizon, and Northern New England Spinco Inc., a subsidiary of Verizon, or Spinco, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, Amendment No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, Amendment No. 4 to Agreement and Plan of Merger, dated as of

November 16, 2007, and Amendment No. 5 to Agreement and Plan of Merger, dated as of February 25, 2008, referred to herein as the merger agreement. Pursuant to the merger agreement, Spinco will merge with and into FairPoint and, following completion of the merger, the separate existence of Spinco will cease. FairPoint will survive the merger and will hold and conduct the combined business operations of FairPoint and Spinco. We refer collectively to the transactions described above as the merger. When the merger is completed and prior to the elimination of fractional shares, Verizon stockholders will collectively own approximately 60% and FairPoint stockholders will collectively own approximately 40% of the shares of our common stock following the merger, on a fully diluted basis (excluding treasury stock, certain specified options, restricted stock units, restricted units and certain restricted shares outstanding as of the date of the merger agreement). On August 22, 2007, our stockholders voted to approve the adoption of the merger agreement and to approve the issuance of shares of our common stock to Verizon stockholders pursuant to the merger agreement.

  Distribution, Spin-Off and Notes Offering

In connection with the merger, Verizon and Spinco entered into a Distribution Agreement, dated as of January 15, 2007, as amended by Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, and Amendment No. 4 to the Distribution Agreement, dated February 25, 2008, referred to as the distribution agreement, under which Verizon and its subsidiaries (other than Cellco Partnership doing business as Verizon Wireless), collectively referred to as the Verizon Group, will transfer certain specified assets and liabilities of the local exchange business of Verizon New England Inc., or Verizon New England, in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider business in those states to subsidiaries of Spinco. In exchange therefore, Spinco will:

•	issue additional shares of Spinco common stock to the Verizon Group, referred to as the distribution;

•	pay a special $1,160 million cash payment to the Verizon Group; and

•	issue senior notes due 2018 in an aggregate principal amount of approximately $540 million, or the notes, to the Verizon Group.

After the distribution and immediately prior to the merger, Verizon will spin-off Spinco by distributing all of the shares of Spinco common stock to a third-party distribution agent to be held collectively for the benefit of Verizon stockholders. We refer collectively to the transactions described above as the spin-off.

To comply with the conditions to the approval of the merger and related transactions imposed by state regulatory agencies, the Verizon Group will also contribute at or prior to the spin-off approximately $316.2 million in cash to the working capital of Spinco in addition to the amount specified in the distribution agreement as currently in effect. Additionally, Verizon will not receive credit for the $12.0 million that Verizon spent in expanding its DSL network in Maine, which the Verizon Group was entitled to receive as an offset to its capital contribution obligations under the distribution agreement as currently in effect. Of the approximately $316.2 million, the Verizon Group may contribute $25.0 million to us on the second anniversary of the closing date of the merger or, at its option, pay to us on the closing date of the merger the net present value of that amount which is estimated to be approximately $24.0 million, which amount is to be used by us to make capital expenditures in New Hampshire. The aggregate required capital contributions required to be made by the Verizon Group are referred to collectively as the required capital contribution. For purposes of this Annual Report, it is assumed that the Verizon Group will make the required capital contribution in the approximate amount of $316.2 million prior to the closing of the merger.

We expect that the Verizon Group will seek to exchange the notes issued by Spinco to the Verizon Group for certain outstanding debt obligations of the Verizon Group. We then expect that the notes thereby exchanged will be sold through an offering in accordance with the provisions of Rule 144A under the Securities Act. We refer collectively to the transactions described above as the debt exchange.

  New Credit Facility

In addition, we expect that in connection with the merger, FairPoint and Spinco will enter into a new $2,030 million senior secured credit facility, referred to as the new credit facility, consisting of a non-amortizing revolving facility in an aggregate principal amount of up to $200 million, referred to as the new revolver, a senior secured term loan A facility in an aggregate principal amount of up to $500 million, referred to as the term loan A facility, a senior secured term loan B facility in an aggregate principal amount of at least $1,130 million, referred to as the term loan B facility, and together with the term loan A facility, referred to as the new term loan, and a delayed draw term loan facility in the amount of $200 million, referred to as the new delayed draw term loan. We expect that Spinco will draw $1,160 million under the new term loan immediately prior to the spin-off and FairPoint will draw $470 million under the new term loan concurrently with the closing of the merger.

We collectively refer to the merger, spin-off, the debt exchange, the issuance of the notes to the Verizon Group, FairPoint’s and Spinco’s entry into the new credit facility and the borrowings thereunder as the transactions. We currently expect the transactions to close on March 31, 2008, but we cannot assure you that the transactions will close on such date or that the transactions will be consummated.

  Other Agreements

In connection with the merger, on January 15, 2007 we also entered into (i) a Transition Services Agreement, or the TSA, with certain subsidiaries of Verizon, (ii) an Employee Matters Agreement, or the EMA, with Verizon and Spinco, (iii) a Tax Sharing Agreement, or the tax sharing agreement, with Verizon and Spinco, and (iv) a Master Services Agreement, or the MSA, with Capgemini U.S. LLC, or Capgemini, which was subsequently amended by the First Amendment to the Master Services Agreement, dated as of July 6, 2007 and the Second Amendment to the Master Services Agreement, dated February 25, 2008. The TSA allows for the provision of certain services on an interim basis following the merger. The EMA will allow for the uninterrupted continuity of employment, compensation and benefits of Spinco employees. Through the MSA, we intend to replicate and/or replace certain existing Verizon systems during a phased period through the fourth quarter of 2008.

  Regulatory Conditions

The parties to the merger have received orders, dated February 1, 2008, February 15, 2008 and February 25, 2008 of applicable state regulatory authorities in Maine, Vermont and New Hampshire, respectively, in each case approving the transactions subject to certain conditions.

The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provide for, among other things:

•	a 35% reduction in the rate of dividends to be paid by us following the merger (as compared to the dividend rate paid by us since our initial public offering in 2005), which could be effective for up to ten years following the merger unless we meet certain financial conditions set forth in the orders, and our repayment of debt related to the merger until the date these requirements and other requirements terminate as set forth in the orders, referred to as the termination of conditions date, with funds that would otherwise be available to pay dividends;

•	restrictions on our ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger, if we are unable to satisfy specified financial ratio tests set forth in the orders;

•	a requirement that we limit the cumulative amount of our dividend to not more than the cumulative adjusted free cash flow generated by us after the closing of the merger;

•	a requirement that if on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under the new credit facility is refinanced;

•	the required capital contribution of approximately $316.2 million by the Verizon Group;

•	requirements that we make (a) average capital expenditures in Maine of $48 million, $48 million and $47 million, respectively in the first three years following the closing, (b) average capital expenditures in New Hampshire of $52 million each of the first three years following the closing and $49 million in each of the fourth and fifth years following the closing, (c) $50 million in additional capital expenditures in New Hampshire on other network improvement expenditures approved by the New Hampshire Public Utilities Commission, referred to as the NHPUC, using an equivalent portion of the required capital contribution provided by the Verizon Group, and (d) capital expenditures in Vermont of $41 million for the first year and averaging $40 million per year for the first two years and $40 million averaged for the first three years following the closing;

•	a requirement that we remove double poles in Vermont, make service quality improvements and address certain broadband buildout commitments under a performance enhancement plan in Vermont; and it in the case of double pole removal and service quality improvements under the performance enhancement plan using funds, including up to $6.7 million and $25.0 million, respectively, provided by the Verizon Group as part of the required capital contribution;

•	a requirement that we pay annually the greater of $45 million or 90% of our annual free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) to reduce the principal amount of the term loan portion of our new credit facility;

•	requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont; and

•	a requirement that the Verizon Group pay $15 million to us for each of the first and second years after the closing of the merger if in either such year our line losses in New Hampshire are greater than 10%.

The terms of the orders also prohibit us from consummating any acquisition with a transaction value in excess of $100 million during a period of one year following the completion of the cutover from the systems that will be provided by the Verizon Group during the period of the TSA to our systems, and for a period of up to three years following the closing of the merger if certain financial tests are not met. The order issued by the NHPUC also prohibits us from consummating any acquisition until it meets specified service quality benchmarks.

We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the TSA. The monitor will consult with representatives of the Vermont Department of Public Service, referred to as the VDPS, the Maine Public Utilities Commission, referred to as the MPUC, and the NHPUC. The monitor will evaluate and approve our testing and cutover readiness process to evaluate our readiness to support our operations after the cutover from the systems that will be provided by the Verizon Group during the period of the TSA.

The parties have also obtained the approval of the Federal Communications Commission, or the FCC, in an order dated January 9, 2008 that imposed no additional conditions.

  Amendment to Our Existing Credit Facility

On February 25, 2008, we entered into the fifth amendment to our existing credit facility, as amended, referred to as our existing credit facility, in order to accommodate the expected March 31, 2008 closing date for the merger. The fifth amendment to our existing credit facility (i) allows us to continue to make pre-closing expenditures related to the merger during the three months ending March 31, 2008; (ii) provides accommodations for certain restructuring charges that we would incur if the merger is not consummated; (iii) amends the interest coverage ratio maintenance covenant to require our interest coverage ratio to be not less than 1.85:1.00 for any fiscal quarter ending after December 31, 2007 and on or prior to December 31, 2008, 2.50:1.00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 2.75:1:00 for any fiscal quarter ending thereafter; (iv) amends the leverage ratio maintenance covenant to require our leverage ratio to not exceed 6.50:1.00 for any quarter ending after December 31, 2007 and on or prior to December 31, 2008, 5:00:1:00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 4.50:1.00 for any fiscal quarter ending thereafter; (v) prohibits us from paying dividends on or repurchasing our common stock if (1) our total leverage ratio exceeds 4.50:1:00 (previously 5.25:1.00) on the dividend calculation date and/or (2) our cash on hand is less than $20 million (previously $10 million); (vi) provides for an amount equal to 75% of the increase in our cumulative distributable cash as of the last day of each fiscal quarter to be applied as a mandatory repayment of the principal amount of outstanding B term loans under our existing credit facility (or an amount equal to 50%, if our leverage ratio is less than or equal to 5.25:1.00); (vii) provides for more restrictive negative covenants, minimum liquidity requirements and increased mandatory prepayments from proceeds of debt and equity issuances; (viii) provides for acceleration of the maturity of the borrowings under our existing credit facility to June 30, 2009 if certain vendor debt incurred by us in connection with the merger is outstanding as of such date and has a mandatory payment date on or prior to the maturity of the borrowings under our existing credit facility as of such date; (ix) prohibits us from incurring additional obligations related to the merger after March 31, 2008; provided that we may make cash expenditures not to exceed $20 million in the aggregate from the proceeds of equity issuances or if we have received a reimbursement obligation from Verizon or another third party acceptable to the lenders under our existing credit facility and certain other conditions are satisfied; (x) provides for higher interest rate margins (3.00% on base rate loans and 4.00% on Eurodollar loans), a Eurodollar rate floor of 2.50% and repayment premiums payable during the two year period beginning on May 1, 2008 upon certain repayments of borrowings under our existing credit facility, which provisions would become effective as of May 1, 2008 if our existing credit facility has not been repaid in full on or prior to such date; and (xi) provides for higher interest rate margins (5.00% on base loans and 6.00% on Eurodollar loans), a Eurodollar rate floor of 3.25%, which provisions would become effective as of January 1, 2009 if our existing credit facility has not been repaid in full on or prior to such date. We paid the lenders an amendment fee of $1.7 million in connection with the fifth amendment. We have also agreed to pay additional fees of 0.25%, 1.5% and 2.5% of the aggregate amount of all outstanding term loans and revolving commitments of the lenders outstanding on the effective date of the fifth amendment to the lenders under the existing credit facility on April 1, 2008, May 1, 2008 and January 1, 2009, respectively, if our existing credit facility is not repaid in full on or prior to such dates.

We anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility as amended by the fifth amendment; provided that we would be permitted to declare a dividend at any time prior to April 30, 2008 so long as the payment of such dividend is expressly subject to the consummation of the merger and related transactions and we have repaid in full all of the obligations owing under the existing credit facility.

Our management believes that the fifth amendment to our existing credit facility was necessary to avoid events of default relative to certain covenants as of March 31, 2008, assuming the closing of the merger does not occur on or before March 31, 2008.

We intend to repay our existing credit facility in full in connection with the closing of the transactions and, accordingly, the provisions contained in the fifth amendment to our existing credit facility, including those restricting the payment of dividends, would terminate as a result of such repayment and no longer be effective. However, there can be no assurance that the transactions will be consummated.

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

Following the merger, we expect to be less dependent on regulated revenues like Universal Service Fund high cost loop payments.

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

Interstate Access Charges.  We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the FCC instead of the state regulatory authority.

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

  Our Markets

Most of our 30 local exchange companies operate as the incumbent local exchange carrier in each of their respective markets. Our local exchange companies served an average of approximately 13 access lines per square mile versus the non-rural carrier average of approximately 128 access lines per square mile. Approximately 77% of our access lines served residential customers as of December 31, 2007. Our business customers accounted for approximately 23% of our access lines as of December 31, 2007. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

Following the merger, our operations will be more focused on small urban markets and will be geographically concentrated in the northeastern United States.

The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2007:

State	Access Line Equivalents

Maine	65,947
Florida	54,919
New York	51,652
Washington	46,788
Ohio	14,928
Missouri	14,783
Virginia	8,538
Vermont	8,025
Kansas	7,287
Illinois	7,256
Idaho	6,884
Pennsylvania	6,515
Oklahoma	4,289
Colorado	3,899
Other States(1)	4,067

Total:	305,777

(1)	Includes Massachusetts, New Hampshire, Georgia and Alabama.

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

Many of the companies acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such rural local exchange carriers, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2007, we had 244 employees engaged in sales, marketing and customer service.

Information Technology and Support Systems

Our approach to billing and operational support systems focuses on implementing best-of-class applications that allow consistent communication and coordination throughout our entire organization. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. As of December 31, 2007, all of our operating companies had converted to a single outsourced billing platform.

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

In our rural local exchange carrier markets, DSL-enabled integrated access technology is being deployed to provide significant broadband capacity to our customers. As of December 31, 2007, we had deployed this technology in 152 of our 153 exchanges. Approximately 99% of our exchanges are capable of providing broadband services through cable modem, wireless broadband and/or DSL technology.

Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. We believe that our network architecture will enable us to efficiently respond to these technological changes.

Competition

The 1996 Act and other recent actions taken by the FCC and state regulatory authorities promote competition in the provision of communications services; however, many of the competitive threats now confronting larger regulated telephone companies are limited in the rural local exchange carrier marketplace. Our rural local exchange carriers historically have experienced limited wireline competition as the incumbent carrier in their markets because the demographic characteristics of rural communications markets generally will not support the high cost of operations and significant capital investment required for new wireline entrants to offer competitive services. For instance, the per minute cost of operating both telephone switches and interoffice facilities is higher in rural areas, as rural local exchange carriers typically have fewer, more geographically dispersed customers and lower calling volumes. Also, the distance from the telephone switch to the customer is typically longer in rural areas, which results in increased distribution facilities costs. These relatively high costs tend to discourage other wireline competitors from entering territories serviced by our rural local exchange carriers. We estimate that as of December 31, 2007, a majority of our current customers and a majority of our customers following the merger had access to a cable modem offering.

Following the merger, our operations will be more focused on small urban markets and will be geographically concentrated in the northeastern United States. As a result, we expect to face more competition in our business located in the northeastern United States. In addition, Verizon has informed us of its current intention to compete with us following the merger by continuing to provide the following services in the northern New England areas in which we will operate:

•	the offering of long distance services and prepaid calling card services and the resale of local exchange service;

•	the offering of products and services to business and government customers other than as the incumbent local exchange carrier, including but not limited to carrier services, data customer premises equipment and software, structured cabling, call center solutions and the products and services formerly offered by MCI, Inc.; and

•	the offering of wireless voice, wireless data and other wireless services.

Although Verizon could compete with us in the offering of long distance services to residences and small businesses, Verizon does not presently actively market the sale of these services to residences and small businesses in Maine, New Hampshire and Vermont, other than through the current local exchange business and related landline activities in Maine, New Hampshire and Vermont as historically operated by the Verizon Group, or the Northern New England business. In addition, if we enter into an agreement with Verizon or another wireless services provider to be a mobile virtual network operator, or MVNO, we will compete with Verizon to provide wireless services in those areas where the Northern New England business and Cellco Partnership doing business as Verizon Wireless currently operate.

  Wireless Competition

In most of our rural markets we face competition from wireless technology and, as technology and economies of scale improve, competition from wireless carriers may increase. In addition, the FCC’s requirement that telephone companies offer wireline-to-wireless number portability may increase the competition we face from wireless carriers.

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

  Voice Over Internet Protocol Competition

Voice over internet protocol, or VoIP, service is increasingly being embraced by all industry participants. VoIP service essentially involves the routing of voice calls, at least in part, over the Internet through packets of data instead of transmitting the calls over the existing public switched telephone network. This routing mechanism may give VoIP service providers a cost advantage and enable them to offer services to end users at a lower price. While current VoIP applications typically complete calls using incumbent local exchange carrier infrastructure and networks, as VoIP services obtain acceptance and market penetration and technology advances further, a greater quantity of communication may be placed without utilizing the public switched telephone network. The proliferation of VoIP, particularly to the extent such communications do not utilize our rural local exchange carriers’ networks, may result in an erosion of our customer base and loss of access fees and other funding.

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

  Other Competition

Although we currently believe we offer the most comprehensive suite of communications services in our markets, existing service providers such as wireline, wireless, cable and utility companies are beginning to offer bundled services in our markets. We may face increased competition from such bundled service providers in the future.

Employees

As of December 31, 2007, we employed a total of 1,087 employees. 130 employees of our local exchange companies are covered by six Collective Bargaining Agreements. We believe the state of our relationship with our union and non-union employees is generally good. Within our company, 262 employees are employed at our corporate offices and 825 employees are employed at our local exchange companies.

Following the merger, we expect to have approximately 3,800 employees covered by eight collective bargaining agreements.

Intellectual Property

We believe we have the trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. We do not consider our trademarks, trade names or licenses to be material to the operation of our business.

Regulatory Environment

We are subject to extensive federal, state and local regulation. At the federal level, the FCC generally exercises jurisdiction over facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers’ facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the 1996 Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation. In particular, state regulatory agencies exercise substantial oversight over the provision by incumbent telephone companies of interconnection and non-discriminatory network access to competitive communications providers.

Most of our existing telephone companies qualify as rural local exchange carriers under the 1996 Act. Following the transactions, the Northern New England business will comprise the vast majority of our lines nationwide. The Northern New England business is predominately non-rural, and is referred to as the non-rural operations. The regulation of the operations historically conducted by the Northern New England business differs in certain respects from that applicable to our traditional, rural local exchange operations, referred to as our existing rural operations.

  Federal Regulation

We are required to comply with the Communications Act of 1934, or the Communications Act, which requires, among other things, that communications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. We are also required to comply with the 1996 Act, which amended the Communications Act by adding provisions intended to promote competition in the provision of local service, and to lead to deregulation as markets become more competitive.

  Interstate Access Charges

Our local exchange subsidiaries receive compensation from long-distance telecommunications providers for the use of their network to originate and terminate interstate inter-exchange traffic. With respect to intrastate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end-users and usage-sensitive charges paid by long-distance carriers, and recurring monthly charges for use of dedicated facilities by long distance carriers. The amount of access charge revenue that we will receive is subject to change.

Following the transactions, the non-rural operations will be subject to price cap regulation of access charges. Under price cap regulation, limits are imposed on a company’s interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give us flexibility to adjust our rates within these limits. In contrast, our existing rural operations will be subject to interstate rate of return regulation, permitting us to set rates for those operations based upon our allowed costs and projected revenue requirement, including an authorized rate of return of 11.25%. In an order dated January 25, 2008, the FCC granted our request for a waiver of the “all or nothing” rule, which will allow us to continue to operate the non-rural and existing rural operations under these respective regimes until the FCC completes its general review of whether to modify or eliminate the all or nothing rule.

The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. Other reform proposals are now pending. The FCC has not yet announced whether it will take any action with respect to its comprehensive reform proposal for intercarrier compensation, which seeks, among other things, to unify state and interstate intercarrier charges in certain circumstances, provide a mechanism to replace intercarrier revenues lost through rate unification, and resolve a number of outstanding disputes among carriers regarding interconnection and compensation obligations. The FCC has also sought comment on whether access charges should apply to VoIP or other Internet protocol-based service providers. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.

  Universal Service Support

Current FCC rules provide different methodologies for the determination of universal service payments to rural and non-rural telephone companies. In general, the rules provide high-cost support to rural telephone companies where the company’s actual costs exceed a nationwide benchmark level. High-cost support for non-rural telephone companies, on the other hand, is determined by nationwide proxy cost model. Under the current FCC rules, following the transactions our non-rural operations will receive support under the non-rural model methodology in Maine and Vermont. The FCC’s current rules for support to high-cost areas served by non-rural local telephone companies were remanded by the U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court’s remand, but its rules remain in effect pending the results of the rulemaking. The FCC is also considering proposals to update the proxy model upon which non-rural high-cost funding is determined, as well as other possible reforms to the support mechanism for non-rural carriers.

The payments that are received by the existing rural operations from the Universal Service Fund will be intended to support the high cost of our operations in rural markets. Under current FCC regulations, the total Universal Service Fund support available for high-cost loops operated by rural local telephone companies is subject to a cap. The FCC prescribes the “national average cost per loop” each year to keep the total available funding within the cap. Payments from the Universal Service Fund will fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs and average cost per loop remain constant or decrease, the payments we will receive from the Universal Service Fund will decline. Based on historical trends, we believe the total payments from the Universal Service Fund to our existing rural operations likely will continue to decline.

Universal Service Fund disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” by a state regulatory commission. Following the transactions, all of our non-rural and rural local exchange carriers will be designated as eligible telecommunications carriers. However, under current regulations, competitors can obtain the same per-line support payments as we do, if a state regulatory commission determines that granting such support is in the public interest.

The FCC is currently considering revisions to the distribution mechanisms for Universal Service Fund high-cost support. The proposals under consideration include using “reverse auctions” to determine recipients of rural high-cost support and creating separate funds for wireless, broadband, and “carriers of last resort,” which might be the incumbent local exchange carrier. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors or provide for new support, such as for broadband services. We cannot predict what course the FCC will take on universal service distribution reform, but it is possible that the remedy selected by the FCC could materially affect the amount of universal service funding we will receive. If our existing rural local exchange carriers were unable to receive Universal Service Fund payments, or if those payments were reduced, many of our rural local exchange carriers would be unable to operate as profitably as they have historically in the absence of the implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

Following the transactions, we will receive additional support under the FCC’s rules in the forms of Interstate Access Support and Interstate Common Line Support. We will receive Interstate Access Support in all three of our price cap study areas (Maine, New Hampshire and Vermont). We will also continue to receive Interstate Common Line Support in our rate-of-return study areas. These forms of support replace revenues previously collected through interstate access charges. We will have no assurance that these support programs will remain unchanged if the FCC revises its rules governing universal service and inter-carrier compensation.

  Universal Service Contributions

Federal universal service programs are currently funded through a surcharge on interstate and international end-user telecommunications revenues. Declining long-distance revenues, the popularity of service bundles that include local and long-distance services, and the growth in size of the fund, due primarily to increased funding to competitive eligible telecommunications carriers, all prompted the FCC to consider alternative means for collecting this funding. As an interim step, the FCC has ordered that providers of certain VoIP services must contribute to federal universal service funding. The FCC also increased the percentage of revenues subject to federal universal service contribution obligations that wireless providers may use as their methodology for funding universal service. One alternative under active consideration would be to impose surcharges on telephone numbers or network connections instead of carrier revenues. Any further change in the current assessment mechanism could result in a change in the total contribution that local telephone companies, wireless carriers or others must make and that would be collected from customers. We cannot predict whether the FCC or Congress will require modification to any of the universal contribution rules, or the ultimate impact that any such modification might have on us.

  Local Service Competition

The 1996 Act provides, in general, for the removal of barriers to market entry in order to promote competition in the provision of local telecommunications services. As a result, competition in our local exchange service areas will continue to increase from competitive local exchange carriers, wireless providers, cable companies, Internet service providers, electric companies and other providers of network services. Many of these competitors have a significant market presence and brand recognition, which could lead to more competition and a greater challenge to our future revenue growth.

Under the 1996 Act, all local exchange carriers, including both incumbents and new competitive carriers, are required to: (i) allow others to resell their services; (ii) ensure that customers can keep their telephone numbers when changing carriers, referred to as local number portability; (iii) ensure that competitors’ customers can use the same number of digits when dialing and receiving nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure competitive access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the cost of completing calls to competitors’ customers from the other carrier’s customers.

In addition to these obligations, incumbent local exchange carriers, such as our telephone operating subsidiaries, are required to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, referred to as unbundled network elements, or UNEs, such as local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be “impaired” without them; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the incumbent local exchange carrier’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the premises of the incumbent local exchange carrier. Competitors are required to compensate the incumbent local exchange carrier for the cost of providing these services.

Following the transactions, our non-rural operations will be subject to all of the above requirements. In addition, following the transactions, as a Bell Operating Company, our non-rural operations will be subject to additional unbundling obligations that apply only to Bell Operating Companies. In contrast to the unbundling obligations that apply generally to incumbent local exchange carriers, these Bell Operating Company-specific requirements mandate access to certain facilities (such as certain types of local loops and inter-office transport, and local circuit switching) even where other carriers would not be “impaired” without them.

Our existing rural operations will be exempt from the additional incumbent telephone company requirements until the applicable rural telephone company receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service objectives set forth in the 1996 Act. This exemption will be effective for all of our existing rural incumbent local telephone operations, except in Florida where the legislature has determined that all incumbent local exchange carriers are required to provide the additional services as prescribed in the 1996 Act. If a request for any of these additional services is filed by a potential competitor with respect to one of our other existing rural operating territories, we will likely ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds an exemption in whole or in part and does not allow us adequate compensation for the costs of providing the interconnection, our costs could increase significantly; we could face new competitors in that state; and we could suffer a significant loss of customers and incur a material adverse effect on our business, financial condition and results of operations. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements. Any of these could result in a material adverse effect on our results of operations and financial condition.

Under the 1996 Act, rural local exchange carriers may request from state regulatory commissions suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that doing so is consistent with the public interest and is necessary to avoid a significant adverse economic impact on communications users, and where imposing the requirement would be technically infeasible or unduly economically burdensome. If a state regulatory commission denies all or a portion of a request made by one of our rural local exchange carriers, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase and our revenues could decline. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive interconnection rights. With the exception of certain requests by us to modify the May 24, 2004 implementation date for local number portability in certain states, we have not encountered a need to file any requests for suspension or modification of the interconnection requirements.

  Long-Distance Operations

The FCC has required that independent incumbent local exchange carriers that provide interstate long-distance services originating from their local exchange service territories must do so in accordance with “non-structural separation” rules. These rules have required that our long-distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from their affiliated local exchange telephone company at tariffed rates, terms and conditions. The Bell Operating Companies have been subject to additional requirements to separate their long-distance operations form their local exchange operations in the regions where they operate as Bell Operating Companies. In addition, the Northern New England business’ local exchange carriers have been obligated under the FCC’s “equal access” scripting requirement to read new customers a list of all available long-distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long-distance market. The FCC recently ruled that the Bell Operating Companies need no longer comply with these rules for their long-distance services in order to avoid classification as a dominant carrier, and that their independent/incumbent local exchange carrier affiliates need no longer comply with the separation rules for their long distance services, provided that they comply with certain existing and additional safeguards, such as providing special access performance metrics, offering low-volume calling plans, and making available certain monthly usage information on customers’ bills. The FCC also has ruled that the Bell Operating Companies and their independent incumbent local exchange carrier affiliates are no longer required to comply with the equal access scripting requirement. In approving the transfer of authorizations, the FCC stated that following the transactions, we would be entitled to this same relief.

  Other Obligations Under Federal Law

We are subject to a number of other statutory and regulatory obligations at the federal level. For example, the Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Under CALEA and other federal laws, we may be required to provide law enforcement officials with call records, content or call identifying information, pursuant to an appropriate warrant.

The FCC limits how carriers may use or disclose customer proprietary network information, referred to as CPNI, and specifies what carriers must do to safeguard CPNI provided to third parties. The U.S. Congress has enacted, and state legislatures are considering, legislation to criminalize the sale of call detail records and to further restrict the manner in which carriers make such information available. The FCC has recently amended its rules to address these practices, and such rule changes could result in additional costs to us, including administrative or operational burdens on our customer care, sales, marketing and information technology systems.

In addition, if we seek in the future to acquire companies that hold FCC authorizations, in most instances we will be required to seek approval from the FCC prior to completing those acquisitions. The FCC has broad authority to condition, modify, cancel, terminate or revoke operating authority for failure to comply with applicable federal laws or rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The interstate common carrier services that we will provide will also be subject to nondiscrimination requirements and requirements that rates be just and reasonable.

  Broadband and Internet Regulation

The FCC has adopted a series of orders that recognize the competitive nature of broadband and Internet-based services, and impose lesser regulatory requirements on broadband services and facilities than apply to narrowband operations.

With respect to our local network facilities, the FCC has determined that certain unbundling requirements that apply to narrowband facilities do not apply to broadband facilities such as fiber-to-the-premises loops and packet switches. The FCC recently has ruled that broadband Internet access services offered by telephone companies (using DSL technology), cable operators, electric utilities and wireless providers qualify as largely deregulated information services. Telephone companies or their affiliates may offer the underlying broadband transmission services that are used as an input to Internet access services through private carriage arrangements on negotiated commercial terms. The FCC order also allows rate-of-return carriers the option to continue providing DSL service as a common carrier (status quo) offering.

In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers when those services are not used for Internet access was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome.

The FCC has imposed particular regulatory obligations on broadband services. It has concluded that interconnected VoIP providers and broadband Internet access providers must comply with CALEA. The FCC has also required interconnected VoIP providers to provide enhanced 911 emergency calling capabilities, to comply with certain disability access requirements, to comply with the FCC’s rules protecting CPNI, and to provide local number portability. Recently there have also been discussions among policymakers concerning “net neutrality,” or the potential requirement for non-discriminatory treatment of traffic over broadband networks. The FCC has sought comment on industry practices in connection with this issue. However, we cannot predict what impact, if any, this may have on our business. Finally the FCC has preempted some state regulation of VoIP.

Following the transactions, because our non-rural operations will be classified as a Bell Operating Company, they will be subject to additional requirements in connection with their provision of enhanced services. Specifically, our non-rural operations generally must provide enhanced services consistent with the FCC’s so-called Computer Inquiry rules, which require each Bell Operating Company to ensure that unaffiliated enhanced service providers have nondiscriminatory access to the telecommunications transmission capability underlying any enhanced services provided by the Bell Operating Company, except for where the FCC specifically has provided relief from some or all of these requirements.

Additional rules and regulations may be extended to the Internet. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

  State Regulation

The local service rates and intrastate access charges of substantially all of our telephone subsidiaries will be regulated by state regulatory commissions which typically have the power to grant and revoke franchises authorizing companies to provide communications services. In some states, our intrastate long-distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well.

Most state commissions have traditionally regulated local exchange carrier pricing through cost-based “rate-of-return” regulation. In recent years, however, state legislatures and regulatory commissions in most of the states in which our telephone companies operate have either reduced the regulation of local exchange carriers or have announced their intention to do so, and we expect this trend will continue. Such relief may take the form of mandatory deregulation of particular services or rates; or it may consist of optional alternative forms of regulation, referred to as AFOR, which may involve price caps or other flexible pricing arrangements. Some of these deregulatory measures are described in greater detail below. We believe that some AFOR plans allow us to offer new and competitive services faster than under the traditional regulatory regimes.

The following summary addresses significant regulatory actions by regulatory agencies in Maine, New Hampshire and Vermont that have affected or are expected to affect the Northern New England business:

  Regulatory Conditions to the Merger

The parties to the merger have received the orders, dated February 1, 2008, February 15, 2008 and February 25, 2008, of applicable state regulatory authorities in Maine, Vermont and New Hampshire, respectively, in each case approving the transactions, subject to certain conditions.

The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provide for, among other things:

•	a 35% reduction in the rate of dividends to be paid by us following the merger (as compared to the dividend rate paid by us since our initial public offering in 2005), which could be effective for up to ten years following the merger unless we meet certain financial conditions set forth in the orders, and our repayment of debt related to the merger until the termination of conditions date with funds that would otherwise be available to pay dividends;

•	restrictions on our ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger if we are unable to satisfy specified financial ratio tests set forth in the orders;

•	a requirement that we limit the cumulative amount of our dividend to not more than the cumulative adjusted free cash flow generated by us after the closing of the merger;

•	a requirement that if on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under the new credit facility is refinanced;

•	the required capital contribution of approximately $316.2 million by the Verizon Group;

•	requirements that we make (a) average capital expenditures in Maine of $48 million, $48 million and $47 million, respectively in the first three years following the closing, (b) average capital expenditures in New Hampshire of $52 million each of the first three years following the closing and $49 million in each of the fourth and fifth years following the closing, (c) $50 million in additional capital expenditures in New Hampshire on other network improvement expenditures approved by the NHPUC using an equivalent portion of the required capital contribution provided by the Verizon Group, and (d) capital expenditures in Vermont of $41 million for the first year and averaging $40 million per year for the first two years and $40 million averaged for the first three years following the closing;

•	a requirement that we remove double poles in Vermont, make service quality improvements and address certain broadband buildout commitments under a performance enhancement plan in Vermont; and it in the case of double pole removal and service quality improvements under the performance enhancement plan using funds, up to $6.7 million and $25.0 million, respectively, provided by the Verizon Group as part of the required capital contribution;

•	a requirement that we pay annually the greater of $45 million or 90% of our annual free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) to reduce the principal amount of the term loan portion of our new credit facility;

•	requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont; and

•	a requirement that the Verizon Group pay $15 million to us for each of the first and second years after the closing of the merger if in either such year our line losses in New Hampshire are greater than 10%.

The terms of the orders also prohibit us from consummating any acquisition with a transaction value in excess of $100 million during a period of one year following the completion of the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement to our systems, and for a period of up to three years following the closing of the merger if certain financial tests are not met. The order issued by the NHPUC also prohibits us from consummating any acquisition until it meets specified service quality benchmarks.

Prior to the closing of the transactions, the Company, Verizon and Spinco will amend the transaction documents as necessary to reflect the terms of the final orders of the state regulatory authorities. In particular, the Verizon Group will be required to provide at, or prior to, closing a contribution to Spinco that would increase Spinco’s working capital in the amount of not less that approximately $316.2 million. This contribution would be in addition to the amount specified for working capital in the distribution agreement between Verizon and Spinco and Spinco will not be entitled to receive credit for amounts up to $12.0 million that Verizon spent in expanding its DSL network in Maine in excess of the $1.9 million previously anticipated for that purposes (which amounts would otherwise have been offset against Spinco’s required working capital at closing of the merger).

We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the TSA. The monitor will consult with representatives of the VDPS, the MPUC and the NHPUC. The monitor will evaluate and approve our testing and cutover readiness process to evaluate our readiness to support our operations after the cutover from the systems that will be provided by the Verizon Group during the period of the TSA. Any delay caused by the evaluation and approval process would result in the payment of monthly fees to Verizon for an additional period and may limit our ability to introduce new services.

There can be no assurance that the orders issued by state regulatory authorities in Vermont and New Hampshire approving the transactions will not be appealed or that third parties will not seek reconsideration of these orders. The period for appeals in Maine has expired.

  Maine — Retail Regulation

The Northern New England business in Maine currently operates under an AFOR implemented by the MPUC. The AFOR provides for the capping of rates for basic local exchange services and allows pricing flexibility for other services, including intrastate long distance, optional services and bundled packages. Our existing telephone companies in Maine currently operate under traditional rate of return regulation and have limited forms of pricing flexibility. All telephone companies in Maine are required to establish intrastate access rates which do not exceed their interstate access rates as they existed on January 1, 2003. Certain intrastate wholesale services are also subject to tariffing requirements of the MPUC. The AFOR also includes a service quality indexing, or SQI, requirement for the Northern New England business, which establishes benchmarks for certain performance categories and imposes penalties for the failure to meet the benchmarks. In 2006, the MPUC established temporary service quality benchmarks for measuring service quality improvements by our existing telephone companies, which have been satisfied. In addition to the regulation of rates and service, telephone companies are generally subject to regulation by the MPUC in other areas, including transactions with affiliates, financing and reorganizations. In June 2001, the MPUC ordered the continuation of the AFOR applicable to the Northern New England business’s operations in Maine for a second five-year term. This was appealed by the Maine Office of the Public Advocate and after proceedings the MPUC’s order approved a final settlement for these proceedings subject to the closing of the transactions. Under the terms of the order, among other things, we would reduce monthly basic exchange rates effective as of August 1, 2008 by an amount designed to decrease revenues by $1.5 million per month. The new AFOR would cap basic exchange rates in Maine at that level for five years after August 1, 2008.

  Maine — Unbundling of Network Elements

In orders issued in 2004 and 2005, the MPUC ruled that it had the authority under federal law to regulate compliance with certain conditions that the Northern New England business must satisfy to sell long-distance services, and in particular to define the elements that the Northern New England business must provide on a wholesale basis to competitive carriers under Section 271 of the Communications Act. The MPUC ruled that it had the authority to set rates for Section 271 elements and interpreted Section 271 to require the Northern New England business to provide access to elements that the FCC had held are not required to be proved as unbundled network elements under Section 251 of the Communications Act. Verizon New England challenged the ruling in the U.S. District Court of Maine. Following an unfavorable ruling, Verizon New England appealed to the First Circuit Court of Appeals. The First Circuit vacated the District Court’s decision and held that the MPUC has no such authority. The court remanded the matter for further proceedings by the District Court. Once these matters are resolved, the court’s decision is expected to reduce to some extent our wholesale service obligations.

  New Hampshire

Following the transactions, our incumbent local exchange carrier business operations in New Hampshire will be subject to rate of return regulation. We will adopt the contractual and tariffed rates and terms and conditions rates that were in effect for the Northern New England business prior to the merger. No rate proceeding is pending. Within this regulatory structure, the NHPUC has instituted rules and policies to expedite offerings of new services, but we will be subject to regulations, such as tariff filing and cost allocation requirements, that are not applicable to our competitors. In addition to our access tariff, we will maintain two New Hampshire wholesale tariffs, one for interconnection, collocation and UNEs and another for services offered to carriers for resale. The order of the NHPUC approving the spin-off and the merger includes conditions generally limiting rates for existing retain, wholesale and DSL services during the three years following the closing of the merger to those in effect as of the close date of the merger.

The intrastate access tariff applicable to the Northern New England business that we will adopt includes provisions that are the subject of a pending NHPUC proceeding. In response to a complaint by a competitive local exchange carrier, the NHPUC is investigating the application of switched access carrier common line charges under this tariff in circumstances where the Northern New England business did not, and we will not, provide a common line. The investigation addresses both prior charges and the interpretation of the tariff prospectively. Hearings have been held and the matter is awaiting decision by the NHPUC. The outcome of this proceeding and its impact on our New Hampshire operations after the transactions cannot be predicted.

In a case similar to that of the MPUC described under “— Maine — Unbundling of Network Elements,” the NHPUC had entered orders asserting authority under federal law to require the Northern New England business to continue offering certain network elements no longer required to be offered pursuant to Section 251 of the 1996 Act, and at existing total element long run incremental cost rates until the NHPUC decided otherwise. The Northern New England business challenged the orders in the United States District Court for the District of New Hampshire and obtained an order enjoining the NHPUC from enforcing the orders. The recent First Circuit decision that considered the MPUC order also considered this New Hampshire decision and affirmed the District Court’s opinion.

The NHPUC is considering a complaint brought by a competitive local exchange carrier seeking a ruling that access charges, or at least the carrier common line rate element, do not apply to certain interexchange calls where neither the calling nor the called party is served by Verizon New England. Verizon New England is contesting this complaint. The proceeding, which was expanded to include similar claims by other competitive carriers, may result in refunds of access charges collected in the past and a prohibition on charging some or all of these charges by us in the future, which could result in reduced revenues for us. Hearings have been held, and the matter is awaiting the decision of the NHPUC.

  Vermont

In April 2006, the Vermont Public Service Board issued a final order adopting an amended alternative regulatory plan, referred to as the amended Incentive Regulation Plan, for the Northern New England business to replace a plan adopted in 2000. The Amended Incentive Regulation Plan is retroactive to July 1, 2005, and runs through December 31, 2010. Under the amended plan, the Northern New England business committed to make broadband capability available to 75% of its access lines in Vermont by 2008 and 80% of its access lines in Vermont by 2010 with milestones of 65% and 77% for 2007 and 2009, respectively. The Amended Incentive Regulation Plan provides pricing flexibility for all new services, and no price increases are permitted for existing services such as basic exchange service, message toll service and most vertical services. The final order also continues a service quality plan with a $10.5 million penalty cap. Other provisions of the order include lifeline credits for qualified customers that subscribe to bundled services and a requirement to separately public and distribute while and Yellow Pages directories. The Vermont Public Service board’s order approving the transaction is conditioned on our being subject to the terms and conditions of the Amended Incentive Regulation Plan. As a part of our settlement with the VDPS, we have agreed to exceed the existing Amended Incentive Regulation Plan’s broadband buildout milestones and have agreed to a condition that requires us to reach 100% broadband availability in 50% of our exchanges in Vermont. This requirement has been adopted by the Vermont Public Service Board as a condition of approval and is in addition to the broadband expansion requirements contained in the existing Amended Incentive Regulation Plan. We have also agreed in our settlement with the VDPS to implement a performance enhancement plan, which has been adopted by the Vermont Public Service Board as a condition of approval (in addition to the retail service quality plan required under the Amended Incentive Regulation Plan).

  Local Government Authorizations

We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain communities. As we enter into the video markets, municipal franchises may be required for us to operate as a cable television provider. Some of these franchises may require the payment of franchise fees. We have historically obtained municipal franchises as required. In some areas, we will not need to obtain permits or franchises because of the subcontractors or electric utilities with which we will have contracts already possess the requisite authorizations to construct or expand our networks.

  Environmental Regulations

Like all other local telephone companies, our 30 local exchange carrier subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

Other Information

We make available on our website, www.fairpoint.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC’s website at www.sec.gov, or at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

Risks Related to Our Common Stock and Substantial Indebtedness

Our stockholders may not receive the level of dividends provided for in the dividend policy our board of directors has adopted or any dividends at all.

Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors’ current assessment of our business and the environment in which we operate, and that assessment could change based on regulatory, competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. Our existing credit facility contains significant restrictions on our ability to make dividend payments and the terms of our future indebtedness are expected to contain similar restrictions.

As a condition to the approval of the transactions by state regulatory authorities, we have agreed that we will be subject to reductions in our dividend rate and certain other restrictions on the payment of dividends following the merger. Until the termination of conditions date, we may not pay annual dividends in excess of approximately $1.03 per share. Beginning with the third full quarter following the closing of the merger until the termination of conditions date, we may not declare or pay any dividend unless (i) for the three preceding quarters, the ratio of adjusted EBITDA to interest expense is at least 2.25 and the ratio of our indebtedness to adjusted EBITDA does not exceed (a) 5.50 or (b) after the fifth full quarter following the closing of the merger, 5.0 and (ii) for the immediately preceding quarter, the interest coverage ratio is at least 2.5 and the ratio of indebtedness to adjusted EBITDA does not exceed 5.0. Beginning with the third full quarter following the closing of the merger until the termination of conditions date, we will limit the cumulative amount of dividends on our common stock to not more than the cumulative adjusted free cash flow we generate after the closing of the merger. If on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under the new credit facility is refinanced. See “Item 1. Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and Restrictions.” In addition to these conditions and requirements imposed by the regulatory orders, the new credit facility and the indenture governing the notes will contain conditions and requirements with respect to our payment of dividends, and certain of these conditions and requirements may be more restrictive than the conditions and requirements imposed by the regulatory orders. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and Restrictions.”

There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, or be permitted under the terms of the regulatory orders and the agreement governing our indebtedness to pay dividends on our common stock in accordance with the dividend policy. The reduction or elimination of dividends may negatively affect the market price of our common stock.

Based on the dividend restrictions contained in the fifth amendment to our existing credit facility, we anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility; provided that we would be permitted to declare a divided payment at any time prior to April 30, 2008, so long as the payment of such dividend is expressly subject to the consummation of the merger and related transactions and we have repaid in full all of the obligations owing under our existing credit facility.

To operate and expand our business, service our indebtedness and complete future acquisitions, we will require a significant amount of cash. Our ability to generate cash will depend on many factors beyond our control. We may not generate sufficient funds from operations to pay dividends with respect to shares of our common stock, repay or refinance our indebtedness at maturity or otherwise, to consummate future acquisitions or fund our operations.

A significant amount of our cash flow from operations will be dedicated to capital expenditures and debt service. The fifth amendment to our existing credit facility requires us to use a significant portion of our excess cash flow to reduce the indebtedness outstanding under our existing credit facility. In addition, we currently expect to distribute a significant portion of our remaining cash flow to our stockholders in the form of a quarterly dividend (subject to restrictions imposed by the regulatory orders approving the transactions and the agreements governing our existing and future indebtedness). As a result, there can be no assurance that the cash that we retain will be sufficient to finance growth opportunities, including acquisitions, or may be required to devote additional cash to unanticipated capital expenditures or to fund our operations.

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

We have a significant amount of indebtedness. This substantial indebtedness could have important adverse consequences to the holders of our common stock, including:

•	limiting our ability to pay dividends on our common stock or make payments in connection with our other obligations, including under our existing credit facility;

•	limiting our ability in the future to obtain additional financing for working capital, capital expenditures or acquisitions;

•	causing us to be unable to refinance our indebtedness on terms acceptable to us or at all;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

•	requiring a significant portion of our cash flow from operations to be dedicated to the payment of interest and, to a lesser extent, the principal on our indebtedness, thereby reducing funds available for future operations, dividends on our common stock, capital expenditures or acquisitions;

•	making us more vulnerable to economic and industry downturns and conditions, including increases in interest rates; and

•	placing us at a competitive disadvantage compared to those of our competitors that have less indebtedness.

Based on the dividend restrictions contained in the fifth amendment to our existing credit facility, we anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility; provided that we would be permitted to declare a divided payment at any time prior to April 30, 2008, so long as the payment of such dividend is expressly subject to the consummation of the merger and related transactions and we have repaid in full all of the obligations owing under our existing credit facility.

In connection with the merger and other transactions we will incur a substantial amount of indebtedness. We expect that immediately following the transactions we will have approximately $2.2 billion of total debt outstanding, and we will have approximately $400 million available for additional borrowing under our new credit facility. We currently expect that we will borrow at least $110 million under the new delayed draw term loan during the one-year period following the closing of the merger to fund certain capital expenditures and other expenses associated with the merger. Subject to the covenants expected to be included in the agreements governing our indebtedness following the merger, we may incur additional indebtedness, including to pay dividends. Any additional indebtedness that we may incur would exacerbate the risks described above.

Borrowings under our existing credit facility bear (and borrowings under our new credit facility are expected to bear) interest at variable interest rates. Accordingly, if any of the base reference interest rates for the borrowings under our existing credit facility or our new credit facility increase, our interest expense will increase, which could negatively affect our ability to pay dividends on our common stock or repay or refinance our indebtedness. We seek to enter into interest rate swap agreements which will effectively convert a significant portion of our variable rate interest exposure to fixed rates. If these swap agreements are in force, a significant portion of our indebtedness will effectively bear interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations with respect to borrowings under our existing credit facility or our new credit facility will vary unless we enter into new interest rate swap agreements or purchase an interest rate cap or other form of interest rate hedge. However, we may not be able to enter into new interest rate swap agreements or purchase an interest rate cap or other form of interest rate hedge on acceptable terms, which could negatively affect our ability to pay dividends on our common stock or repay or refinance our indebtedness.

In anticipation of the merger, we have spent and will continue to spend a significant amount of money on assets and services that are not useful in our existing business.

We expect to spend $200 million on systems integration pursuant to the MSA in connection with the merger, $70.7 million of which we had spent as of December 31, 2007. Verizon has agreed to reimburse us for up to $40 million of pre-closing transition costs (subject to specific terms contained in the merger agreement). As of December 31, 2007, we had received $34.2 million of the $40 million from Verizon, and as of the date of filing of this Annual Report, Verizon had reimbursed the full $40 million. A significant portion of the amount we spend on system integration and other pre-closing transition costs has been spent and will be spent on assets and services which will not be useful in our existing business. In addition, the amounts actually spent on such transition costs may exceed budgeted amounts.

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

Our existing credit facility and other agreements governing our indebtedness contain covenants that limit our business flexibility by imposing operating and financial restrictions on our operations and the payment of dividends.

Our existing credit facility imposes significant operating and financial restrictions on us. These restrictions prohibit or limit, among other things:

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

Our existing credit facility also requires us to maintain specified financial ratios and satisfy financial condition tests, including, without limitation, a maximum total leverage ratio and a minimum interest coverage ratio.

We expect the new credit facility and the indenture governing the notes to contain similar restrictions in favor of the lenders and holders, respectively.

Our ability to comply with these covenants, ratios or tests contained in the agreements governing our indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. A breach of any of these covenants, ratios or tests could result in a default under the agreements governing our indebtedness. Under certain conditions, covenants prohibit us from making dividend payments on our common stock. In addition, upon the occurrence of an event of default, the lenders under our existing credit facility (or the new credit facility following the consummation of the transactions) could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were to be unable to repay those amounts, the lenders under our existing credit facility (or the new credit facility following the consummation of the transactions) could proceed against the security granted to them to secure that indebtedness or the lenders could commence collection or bankruptcy proceedings against us. If the lenders accelerate the payment of any outstanding indebtedness, our assets may not be sufficient to repay all of our indebtedness.

As a result of general economic conditions, conditions in the lending markets, the results of our business or for any other reason, we may elect or be required to amend or refinance our existing credit facility (or the new credit facility following the consummation of the transactions), at or prior to maturity, or enter into additional agreements for indebtedness. Any such amendment, refinancing or additional agreement may contain covenants which could limit in a significant manner our operations and our ability to pay dividends on our common stock.

Pursuant to the fifth amendment to our existing credit facility, we agreed to significant restrictions on the operation of our business, including with respect to the payment of dividends, capital expenditures and future acquisitions. See “Item 1. Business — Recent Developments — Amendment to Our Existing Credit Facility.”

Limitations on usage of net operating loss carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to pay dividends to our stockholders.

Our initial public offering in February 2005 resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the merger will result in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use our net operating loss carryforwards and other tax attributes from periods prior to the initial public offering and the merger. Although it is not expected that these limitations will materially affect our U.S. federal and state income tax liability in the near-term, it is possible in the future that if we were to generate taxable income in excess of the limitation on usage of net operating loss carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our net operating loss carryforwards have been used or have expired. Limitations on our usage of net operating loss carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to service our debt and pay dividends.

Investors holding shares of our common stock immediately prior to the merger will, in the aggregate, have a significantly reduced ownership and voting interest after the merger and will exercise less influence over management.

After the merger’s completion, our current stockholders will, in the aggregate, own a significantly smaller percentage of the Company than they will own immediately prior to the merger. Following completion of the merger and prior to the elimination of fractional shares, our stockholders immediately prior to the merger collectively will own approximately 40% of the Company on a fully-diluted basis (excluding treasury stock, certain specified options, restricted stock units, restricted units and certain restricted shares outstanding as of the date of the merger agreement). Consequently, our current stockholders, collectively, will be able to exercise less influence over the management and policies of the Company than they could exercise immediately prior to the merger. In addition, Verizon has exercised its right to designate four of the nine members of our board of directors following the merger.

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

Future sales or the possibility of future sales of a substantial amount of our common stock, including as a result of the merger, may depress the price of our common stock.

Future sales, or the availability for sale in the public market, of substantial amounts of our common stock could adversely affect the prevailing market price of our common stock, and could impair our ability to raise capital through future sales of equity securities. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales could occur. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that we deem appropriate.

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

In connection with the merger, we will issue an estimated 53.8 million shares of our common stock to stockholders of Verizon. We have registered the issuance of such shares pursuant to a registration statement filed with and declared effective by the SEC.

Immediately after the merger, prior to the elimination of fractional shares, Verizon stockholders will collectively hold approximately 60% of our common stock on a fully diluted basis (excluding treasury stock, certain specified options, restricted stock units, restricted units and certain restricted shares outstanding as of the date of the merger agreement). Currently, Verizon’s common stock is included in index funds and exchange-traded funds tied to the Dow Jones Industrial Average and the Standard & Poor’s 500 Index. Because we are not expected to be included in these indices at the time of the merger and may not meet the investing guidelines of certain institutional investors that may be required to maintain portfolios reflecting these indices, these index funds, exchange-traded funds and institutional investors may be required to sell shares of our common stock that they receive in the merger. These sales may negatively affect the price of our common stock.

Our certificate of incorporation and by-laws and several other factors could limit another party’s ability to acquire us and deprive our investors of the opportunity to obtain a takeover premium for their securities.

A number of provisions in our certificate of incorporation and by-laws make it difficult for another company to acquire us and for our stockholders to receive any related takeover premium for their securities. For example, our certificate of incorporation provides that certain provisions of the certificate of incorporation can only be amended by a vote of two-thirds or more in voting power of all the outstanding shares of capital stock, that stockholders generally may not act by written consent, and only stockholders representing at least 50% in voting power may request that the board of directors call a special meeting. Our certificate of incorporation provides for a classified board of directors and authorizes the issuance of preferred stock without stockholder approval and upon such terms as the board of directors may determine. The rights of the holders of shares of our common stock are subject to, and may be adversely affected by, the rights of holders of any class or series of preferred stock that may be issued in the future.

In addition, the tax sharing agreement entered into in connection with the merger may limit another party’s ability to acquire us following the consummation of the transactions.

We may, under certain circumstances, suspend the rights of stock ownership the exercise of which would result in any inconsistency with, or violation of, any applicable communications law.

Our certificate of incorporation provides that so long as we hold any authorization, license, permit, order, filing or consent from the FCC or any state regulatory commission having jurisdiction over us, we will have the right to request certain information from our stockholders. If any stockholder from whom such information is requested should fail to respond to such a request or we conclude that the ownership of, or the existence or exercise of any rights of stock ownership with respect to, shares of our capital stock by such stockholder, could result in any inconsistency with, or violation of, any applicable communications law, we may suspend those rights of stock ownership the existence or exercise of which would result in any inconsistency with, or violation of, any applicable communications law, and we may exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction, against any stockholder, with a view towards obtaining such information or preventing or curing any situation which would cause an inconsistency with, or violation of, any provision of any applicable communications law.

  Risks Related to Our Business

We provide services to customers over access lines, and if we lose access lines, our business, financial condition and results of operations may be adversely affected.

We generate revenue primarily by delivering voice and data services over access lines. We have experienced net voice access line losses in the past few years. We experienced a 15.3% decline in the number of voice access lines (adjusted for acquisitions and divestitures) for the period from January 1, 2003 through December 31, 2007 and a 5.2% decrease for the period from January 1, 2007 through December 31, 2007. These losses resulted mainly from competition and use of alternative technologies and, to a lesser degree, challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. Our 2007 revenues from switched access lines comprised approximately 80% of our total 2007 revenues, down from 89% in 2003. Our revenues from switched access lines have declined by 2.2% from 2003 to 2007, while the number of access lines has declined by 13.9% excluding acquisitions. We may continue to experience net access line losses in our markets. Our inability to retain access lines could adversely affect our business, financial condition and results of operations.

In addition, the local exchange business and related landline activities in Maine, New Hampshire and Vermont as historically operated by the Verizon Group have experienced net voice access line losses in the past few years. The Northern New England business’s 2007 revenues from switched access lines comprised 77% of total 2007 revenues, down from 84% in 2003. Since 2003, the Northern New England businesses’ revenues from switched access line have declined by 10.0%, while the number of switched access lines has declined by 22.6%. The Spinco business we acquire may continue to experience net access line losses in its markets.

The merger may present significant challenges to our management that could divert management’s attention from day-to-day operations and have a negative impact on our business.

There is a significant degree of difficulty and management distraction inherent in the process of closing the merger and integrating our business and the Spinco business which could cause an interruption of, or loss of momentum in, the activities of our existing business. Prior to and immediately following the closing of the merger, our management team may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our existing business, service existing customers, attract new customers and develop new products or strategies. One potential consequence of such distractions could be the failure of management to realize opportunities to respond to the increasing forms of competition that our business is facing, which could increase the rate of access line loss that our business has experienced in recent years. If our senior management is not able to effectively manage the process leading up to and immediately following the merger, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

We are subject to competition that may adversely impact our business, financial condition and results of operations.

As an incumbent carrier, we historically have experienced little competition in our rural telephone company markets. However, many of the competitive threats now confronting large communications companies, such as competition from cable providers, will be more prevalent in the small urban markets that we will serve following the merger. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural and small urban markets, we will face competition from wireless technology, which may increase as wireless technology improves. We will also face competition from wireline and cable television operators. We may face additional competition from new market entrants, such as providers of wireless broadband, VoIP, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that competition will intensify. Many of our competitors have brand recognition, offer online content services and have financial, personnel, marketing and other resources that are significantly greater than ours. We estimate that as of December 31, 2007, a majority of our current customers and a majority of our customers following the merger had access to a cable modem offering.

Following the merger, our operations will be more focused on small urban markets and will be geographically concentrated in the northeastern United States. We expect to face more competition in our business located in the northeastern United States. In addition, Verizon has informed us of its current intention to compete with us following the merger by continuing to provide the following services in the northern New England areas in which we will operate:

•	the offering of long distance services and prepaid calling card services and the resale of local exchange service;

•	the offering of products and services to business and government customers other than as the incumbent local exchange carrier, including but not limited to carrier services, data customer premises equipment and software, structured cabling, call center solutions and the products and services formerly offered by MCI, Inc.; and

•	the offering of wireless voice, wireless data and other wireless services.

Although Verizon could compete with us in the offering of long distance services to residences and small businesses, Verizon does not actively market the sale of these services to residences and small businesses in Maine, New Hampshire and Vermont, other than through the Northern New England business. In addition, if we enter into an agreement with Verizon or another wireless services provider to be a MVNO we will compete with Verizon to provide wireless services in those areas where the Northern New England business and Cellco Partnership doing business as Verizon Wireless currently operate.

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

The communications industry is subject to rapid and significant changes in technology, frequent new service introductions and evolving industry standards. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and/or sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or our response thereto delayed while our management devotes significant effort and resources to closing the merger and integrating our business and the Spinco business.

Our relationships with other communications companies are material to our operations and their financial difficulties may adversely affect our business, financial condition and results of operations.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network. For that service, we receive payments for access charges. These payments represent a significant portion of our revenues and are expected to be material to our business following the merger. If these carriers go bankrupt or experience substantial financial difficulties, our inability to then collect access charges from them could have a negative effect on our business, financial condition and results of operations.

Our business, financial condition and results of operations could be adversely affected if we fail to maintain satisfactory labor relations.

Following the merger, approximately 66% of our employees will be members of unions employed under seven collective bargaining agreements. The two principal collective bargaining agreements to which Verizon is currently a party expire in August 2008. Upon the expiration of any of these collective bargaining agreements, we may not be able to negotiate new agreements on favorable terms to us or at all. Furthermore, the process of renegotiating the collective bargaining agreements could result in labor disputes or other difficulties and delays. These potential labor disruptions could have a material adverse effect on our results of operations and financial condition. In the event of any work stoppage or other disruption, we will be required to engage third-party contractors. Labor disruptions, strikes or significant negotiated wage or benefits increases could reduce our sales or increase our costs and, accordingly, could have a material adverse effect on our business, financial condition and results of operations.

Both of the labor unions representing Spinco employees objected to the merger in certain regulatory proceedings. The International Brotherhood of Electrical Workers, referred to as the IBEW, filed four grievances alleging that the transaction violates their collective bargaining agreements with respect to job security, benefit plans, transfer of work and hiring restrictions. The IBEW’s grievances were submitted to arbitration under the labor arbitration rules of the American Arbitration Association pursuant to the parties’ collective bargaining agreements. On November 30, 2007, the arbitrator hearing the grievances filed by the IBEW concerning benefit plans and hiring restrictions issued a decision finding no merit to those grievances and denied them. On December 10, 2007, the arbitrator hearing the grievances filed by the IBEW concerning benefit plans and hiring restrictions issued a decision finding no merit to those grievances and denied them. The decision in each arbitration has become final. The Communications Workers of America filed four grievances which are identical to those of the IBEW. Those grievances have been denied by Verizon, and the Communications Workers of America has not sought to have them arbitrated.

We face risks associated with acquired businesses and potential acquisitions.

Prior to entering into the merger agreement, we grew rapidly by acquiring other businesses. Subject to restrictions in the tax sharing agreement that limit our ability to take certain actions during the two years following the spin-off that could jeopardize the tax-free status of the spin-off or merger and restrictions imposed by the orders of state regulatory authorities in connection with the approval of the transactions, we expect that a portion of our future growth may result from additional acquisitions. Growth through acquisitions, including the merger, entails numerous risks, including:

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

The size of the Spinco business in relation to our existing business may exacerbate the above risks with respect to the merger.

In the future, we may need additional capital to continue growing through acquisitions. This additional capital may be raised in the form of additional debt, which would increase our leverage and could have an adverse effect on our ability to pay dividends. We may not be able to raise sufficient capital on terms we consider acceptable, or at all.

We may not be able to successfully complete the integration of Spinco or other businesses that we have previously acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, our business, financial condition and results of operation may be adversely affected.

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

The failure of any of our billing systems could result in our inability to adequately bill and provide service to our customers. We recently completed the conversion of all of our companies to a single integrated outsourced billing platform for our end-user customers and we will install a new billing system for the Spinco business. The failure of any of our billing systems could have a material adverse effect on our business, financial condition and results of operations.

We depend on third parties for our provision of long distance and bandwidth services.

Our provision of long distance and bandwidth services is dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases that may adversely affect our business, financial condition and results of operations.

We may not be able to maintain the necessary rights-of-way for our networks.

We are dependent on rights-of-way and other permits from railroads, utilities, state highway authorities, local governments and transit authorities to install and maintain conduit and related communications equipment for any expansion of our networks. We may need to renew current rights-of-way for our networks and there can be no assurance that we would be successful in renewing these agreements on acceptable terms or at all. Some of our agreements may be short-term, revocable at will, or subject to termination upon customary default provisions, and we may not have access to existing rights-of-way after they have expired or terminated. If any of these agreements are terminated or not renewed, we could be required to remove our then-existing facilities from under the streets or abandon our networks. Similarly, we may not be able to obtain right-of-way agreements on favorable terms, or at all, in new service areas, and, if we are unable to do so, our ability to expand our networks could be impaired.

Our success depends on our ability to attract and retain qualified management and other personnel.

Our success depends upon the talents and efforts of our senior management team. While we are not aware that any of our senior executives or any senior executives of the Northern New England business necessary to operate the business of the combined company following the transactions has indicated an intention to leave as a result of the merger, none of our senior executives or those of the Northern New England business, with the exception of Eugene B. Johnson, our Chairman and Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Johnson is expected to continue as the Chairman and Chief Executive Officer of the Company following the transactions. Mr. Johnson’s employment agreement expires on December 31, 2008. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

We may face significant future liabilities or compliance costs in connection with environmental and worker health and safety matters.

Our operations and properties are subject to federal, state and local laws and regulations relating to protection of the environment, natural resources, and worker health and safety, including laws and regulations governing the management, storage and disposal of hazardous substances, materials and wastes, and remediation of contaminated sites. Under certain environmental laws, we could be held liable, jointly and severally and without regard to fault, for the costs of investigating and remediating any contamination at owned or operated properties, or for contamination arising from the disposal by us or our predecessors of regulated materials at formerly owned or operated properties or at third-party waste disposal sites. In addition, we could be held responsible for third-party property or personal injury claims relating to any such contamination or relating to any violations of environmental laws. Changes in existing laws or regulations, future acquisitions of businesses or any newly discovered information could require us to incur substantial costs in the future relating to these matters.

We are exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. If our management identifies one or more material weaknesses in our internal control over financial reporting in the future in accordance with the annual assessment required by the Sarbanes-Oxley Act, we will be unable to assert that our internal control is effective. We have identified a material weakness in our internal controls over financial reporting as of December 31, 2007, see “Item 1A. Risk Factors — We have identified a material weakness in our internal controls over financial reporting as of December 31, 2007. If we fail to remedy this material weakness, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.”

In addition, following the merger, we will begin evaluating our internal control systems with respect to the Spinco business to allow management to report on, and our independent auditors to attest to, the internal controls of the Spinco business as required by Section 404 of the Sarbanes-Oxley Act. We will be performing the systems and process evaluation and testing (and any necessary remediation) required to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act.

While we expect that we will be able to fully implement the requirements relating to internal controls and all other aspects of Section 404 with respect to the Spinco business for the year ending December 31, 2009, due to the magnitude of the merger and the new processes and controls being developed in conjunction with the integration of the Spinco business, we may not be able to successfully perform this assessment for the year ending December 31, 2009.

If we are not able to implement the requirements of Section 404 with respect to the Spinco business in a timely manner or with adequate compliance or if we are otherwise unable to assert that our internal control over financial reporting is effective for any fiscal year, we might be subject to sanctions or investigation by regulatory authorities.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2007. If we fail to remedy this material weakness, that failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act requires our management to make an assessment of the design and operating effectiveness of our disclosure controls and procedures. Standards established by the Public Company Accounting Oversight Board define a material weakness in these disclosure controls and procedures as a deficiency in internal control over financial reporting that results in a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As discussed below in “Item 9A. Controls and Procedures,” we have concluded that the following material weakness in our internal controls over financial reporting existed as of December 31, 2007:

•	Our management oversight and review procedures designed to monitor the effectiveness of control activities in our northern New England division, which was formed in 2007 to handle transactions relating to the merger, referred to as the northern New England division, were ineffective. As a result, errors existed in capitalized software costs, operating expenses, accounts receivable, prepaid expenses, accounts payable and accrued expenses in our preliminary 2007 consolidated financial statements.

If we fail to remedy this material weakness, that failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

  Risks to the Company If the Transactions are Consummated

The integration of our business and Spinco’s business may not be successful.

The acquisition of the Spinco business is the largest and most significant acquisition we have undertaken. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of our business and Spinco’s business, which will decrease the time they will have to manage our business, service existing customers, attract new customers, develop new services or strategies and respond to increasing forms of competition. Due to, among other things, the size and complexity of the Northern New England business and the activities required to separate Spinco’s operations from Verizon’s, we may be unable to integrate the Spinco business into our operations in an efficient, timely and effective manner. Our inability to complete this integration successfully could have a material adverse effect on our business, financial condition and results of operations.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees to integrate our and Spinco’s businesses or to operate our business. Furthermore, Spinco offers services that we have no experience in providing, the most significant of which are competitive local exchange carrier wholesale services. Our failure or inability to hire or retain employees with the requisite skills and knowledge to run our business following the merger, may have a material adverse effect on our business. The inability of our management to manage the integration process effectively, or any significant interruption of business activities as a result of the integration process, could have a material adverse effect on our business, financial condition and results of operations.

In addition, if we continue to require services from Verizon under the TSA after the one-year anniversary of the closing of the merger, the fees payable by us to Verizon pursuant to the TSA will increase significantly, which could have a material adverse effect on our business, financial condition and results of operations. The aggregate fees expected to be payable by us under the TSA for the six-month period following the merger will be approximately $132.9 million. However, if we require twelve months or eighteen months of transition services following the merger, the aggregate fees expected to be payable will be approximately $226.9 million and $336.2 million, respectively.

We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the TSA. The monitor will consult with representatives of the VDPS, the MPUC, and the NHPUC. The monitor will evalute and approve our testing and cutover readiness process to evaluate our readiness to support operations after the cutover from the systems that will be provided by the Verizon Group during the period of the TSA. Any delay caused by the evaluation and approval process would result in the payment of monthly fees to Verizon for an additional period and may limit our ability to introduce new services. See “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger.”

The integration of our business and Spinco’s business may present significant systems integration risks, including risks associated with the ability to convert from Spinco’s customer sales, service and support operations platform into our new customer care, service delivery and network monitoring and maintenance platforms.

In order to operate following the merger, we will be required to identify, acquire or develop, test, implement, maintain and manage systems and processes which provide the functionality currently performed for the Northern New England business by over 600 systems of Verizon. Of these Verizon systems, approximately one third relate to customer sales, service and support. Another third of the Verizon systems support network monitoring and related field operations. The remaining Verizon systems enable finance, payroll, logistics and other administrative activities. Over 80% of the information systems used in support of the Northern New England business are Verizon proprietary systems.

We entered into the MSA with Capgemini to assist in the identification and conversion of systems to be deployed following the merger. The collective experience and knowledge of FairPoint, Capgemini (during the term of the MSA) and Verizon (during the pre-closing period and the period of the TSA) will be essential to the success of the integration. The parties’ inability or failure to implement successfully their plans and procedures or the insufficiency of those plans and procedures could result in failure of or delays in the merger integration and could adversely impact our business, results of operations and financial condition. This could require us to acquire and deploy additional systems, extend the TSA and pay increasing monthly fees under the TSA.

The failure of any of our systems could result in our inability to adequately bill and provide service to our customers or meet our financial and regulatory reporting obligations. The failure of any of our billing and operational support services systems could have a material adverse effect on our business, financial condition and results of operations. We are also implementing new systems to provide for and meet financial and regulatory reporting obligations. A failure of these systems may result in us not being able to meet our financial and regulatory reporting obligations.

We may not realize the anticipated synergies, cost savings and growth opportunities from the merger.

The success of the merger will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating our and Spinco’s businesses. Our success in realizing these synergies, cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of our and Spinco’s businesses and operations. Even if we are able to integrate our and Spinco’s business operations successfully, this integration may not result in the realization of the full benefits of synergies, cost savings and growth opportunities that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, or the benefits from the merger may be offset by costs incurred or delays in integrating the companies.

If the assets transferred to Spinco by Verizon are insufficient to operate our business, it could adversely affect our business, financial condition and results of operations.

Pursuant to the distribution agreement, the Verizon Group will contribute to Spinco and entities that will become Spinco’s subsidiaries (i) specified assets and liabilities associated with the local exchange business of Verizon New England in Maine, New Hampshire and Vermont, and (ii) the customers of the Verizon Group’s related long distance and Internet service provider businesses in those states. The contributed assets may not be sufficient to operate our business. Accordingly, we may have to use assets or resources from our existing business or acquire additional assets in order to operate the Spinco business, which could adversely affect our business, financial condition and results of operations.

Pursuant to the distribution agreement, we have certain rights to cause Verizon to transfer to us any assets required to be transferred to Spinco or its subsidiaries under that agreement which were not transferred as required. If Verizon were unable or unwilling to transfer those assets to us, or Verizon and we were to disagree about whether those assets were required to be transferred to Spinco under the distribution agreement, we might not be able to obtain those assets or similar assets from others.

Conditions imposed by state regulatory authorities in connection with their approval of the spin-off and the merger may diminish the anticipated benefits of the merger.

Completion of the spin-off and the merger is conditioned upon the receipt of certain government consents, approvals, orders and authorizations. The parties have received the required approvals of the FCC and of state regulatory authorities.

However, the state regulatory authorities in Maine, New Hampshire and Vermont that approved the spin-off and the merger have imposed conditions on us that could have a material adverse effect on our business, financial condition and results of operations. These conditions include mandatory capital expenditures, minimum service quality standards, commitments to expand substantially the availability of broadband service and restrictions on our payment of dividends. See “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger.”

Our business, financial condition and results of operations may be adversely affected following the merger if we are not able to replace certain contracts which will not be assigned to Spinco.

Certain contracts, including supply contracts used in the Northern New England business, will not be assigned to Spinco by the Verizon Group. Accordingly, we will have to obtain new agreements for the goods and services covered by these contracts in order to operate the Spinco business following the merger. There can be no assurance that we will be able to replace these contracts on terms favorable to us or at all. Our failure to enter into new agreements prior to the closing of the merger may have a material adverse impact on our business, financial conditions and results of operations following the merger.

In addition, certain wholesale, large business, Internet service provider and other customer contracts which are required to be assigned to Spinco by the Verizon Group require the consent of the customer party to the contract to effect this assignment. The Company and the Verizon Group may be unable to obtain these consents on terms favorable to us or at all, which could have a material adverse impact on our business, financial condition and results of operations following the merger.

The geographic concentration of our operations in Maine, New Hampshire and Vermont following the merger will make our business susceptible to local economic and regulatory conditions, and an economic downturn, recession or unfavorable regulatory action in any of those states may adversely affect our business, financial condition and results of operations.

We currently operate 30 different rural local exchange carriers in 18 states. No single state accounted for more than 22% of our access line equivalents as of December 31, 2007, which limited our exposure to competition, local economic downturns and state regulatory changes. Following the merger, we expect that 88% of our access line equivalents will be located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for our services and resulting loss of access lines which could have a material adverse effect on our business, financial condition and results of operations.

In addition, if state regulators in Maine, New Hampshire or Vermont were to take action that was adverse to our operations in those states, we could suffer greater harm from that action by state regulators than we would from action in other states because of the concentration of our operations in those states following the merger.

If the spin-off does not constitute a tax-free spin-off under section 355 of the Internal Revenue Code, or the merger does not constitute a tax-free reorganization under section 368(a) of the Internal Revenue Code, including as a result of actions taken in connection with the spin-off or the merger or as a result of subsequent acquisitions of stock of Verizon or our stock, then Verizon, us or Verizon stockholders may be responsible for payment of substantial United States federal income taxes.

The spin-off and merger are conditioned upon Verizon’s receipt of a private letter ruling from the Internal Revenue Service to the effect that the spin-off, including (i) the contribution of specified assets and liabilities associated with the local exchange business of Verizon New England in Maine, New Hampshire and Vermont, and the customers of the Verizon Group’s related long distance and Internet service provider businesses in those states, to Spinco, (ii) the receipt by the Verizon Group of the Spinco securities and the special cash payment and (iii) the exchange by the Verizon Group of the Spinco securities for Verizon Group debt, will qualify as tax-free to Verizon, Spinco and the Verizon stockholders for United States federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code, referred to as the Code. The private letter ruling was issued by the Internal Revenue Service on October 5, 2007. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Verizon and we will not be able to rely on the ruling.

The spin-off and merger are also conditioned upon the receipt by Verizon of an opinion of its counsel to the effect that the spin-off will be tax-free to Verizon, Spinco and the stockholders of Verizon under Section 355 and other related provisions of the Code. The opinion will rely on the Internal Revenue Service letter ruling as to matters covered by the ruling. Lastly, the spin-off and the merger are conditioned on Verizon’s receipt of an opinion of its counsel and our receipt of an opinion of our counsel, each to the effect that the merger will be treated as a tax-free reorganization within the meaning of Section 368(a) of the Code. All of these opinions will be based on, among other things, current law and certain representations and assumptions as to factual matters made by Verizon, Spinco and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in their respective opinions. The opinions will not be binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinions.

The spin-off would become taxable to Verizon pursuant to Section 355(e) of the Code if 50% or more of the shares of either Verizon common stock or Spinco common stock (including our common stock, as successor to Spinco) were acquired, directly or indirectly, as part of a plan or series of related transactions that included the spin-off. Because Verizon stockholders will own more than 50% of our common stock following the merger, the merger, standing alone, will not cause the spin-off to be taxable to Verizon under Section 355(e). However, if the Internal Revenue Service were to determine that other acquisitions of Verizon common stock or our common stock, either before or after the spin-off and the merger, were part of a plan or series of related transactions that included the spin-off, this determination could result in the recognition of gain by Verizon under Section 355(e). In that case, the gain recognized by Verizon likely would be substantial. In connection with the request for the Internal Revenue Service private letter rulings and the opinion of Verizon’s counsel, Verizon represented that the spin-off is not part of any such plan or series of related transactions.

In certain circumstances, under the tax sharing agreement, we would be required to indemnify Verizon against tax-related losses to Verizon that arise as a result of a disqualifying action taken by us or our subsidiaries after the distribution (including for two years after the spin-off (i) entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition or issuance of our stock, (ii) repurchasing any shares of our stock, except to the extent consistent with guidance issued by the Internal Revenue Service, (iii) ceasing or permitting certain subsidiaries to cease the active conduct of the Spinco business and (iv) voluntarily dissolving, liquidating, merging or consolidating with any other person unless the Company is the survivor of the merger or consolidation, except in accordance with the restrictions in the tax sharing agreement) or a breach of certain representations and covenants. See “— We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off and the merger.” If Verizon were to recognize a gain on the spin-off for reasons not related to a disqualifying action or breach by us, Verizon would not be entitled to be indemnified under the tax sharing agreement.

We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off or the merger.

The tax sharing agreement restricts FairPoint from taking certain actions that could cause the spin-off to be taxable to Verizon under Section 355(e) or otherwise jeopardize the tax-free status of the spin-off or the merger, which the tax sharing agreement refers to as disqualifying actions, including:

•	generally, for two years after the spin-off, taking, or permitting any of its subsidiaries to take, an action that might be a disqualifying action;

•	for two years after the spin-off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition or issuance of our capital stock, or options to acquire or other rights in respect of our capital stock unless, generally, the shares are issued to our qualifying employees or retirement plans, each in accordance with “safe harbors” under regulations issued by the Internal Revenue Service;

•	for two years after the spin-off, repurchasing our capital stock, except to the extent consistent with guidance issued by the Internal Revenue Service;

•	for two years after the spin-off, permitting certain wholly owned subsidiaries that were wholly owned subsidiaries of Spinco at the time of the spin-off to cease the active conduct of the Spinco business to the extent it was conducted immediately prior to the spin-off; and

•	for two years after the spin-off, voluntarily dissolving, liquidating, merging or consolidating with any other person, unless the Company is the survivor of the merger or consolidation and the transaction otherwise complies with the restrictions in the tax sharing agreement.

Nevertheless, we will be permitted to take any of the actions described above in the event that it obtains Verizon’s consent, or an opinion of counsel or a supplemental Internal Revenue Service ruling to the effect that the disqualifying action will not affect the tax-free status of the spin-off and the merger. To the extent that the tax-free status of the transactions is lost because of a disqualifying action taken by the Company or any of its subsidiaries after the distribution date, whether or not the required consent, opinion or ruling was obtained, we generally would be required to indemnify, defend and hold harmless Verizon and its subsidiaries (or any successor to any of them) from and against any resulting tax-related losses incurred by Verizon.

Because of these restrictions, we may be limited in the amount of capital stock that we can issue to make acquisitions or raise additional capital in the two years subsequent to the spin-off and merger. Also, our indemnity obligation to Verizon might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable.

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

Risk of loss or reduction of network access revenues.  A significant portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions served and for providing special access services which connect interexchange third-party private line carriers to their end users in our service areas. This also includes Universal Service Fund payments for local switching support, long term support and interstate common line support. In recent years, several long distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier, although less likely due to recent industry consolidation, that utilizes our access services could negatively impact our business, financial condition and results of operations.

The amount of access charge revenues that we currently receive is based on rates set by federal and state regulatory bodies, and those rates could change in the future. Further, from time to time federal and state regulatory bodies conduct rate cases, “earnings” reviews, or make adjustments to price cap formulas that may result in rate changes. In addition, reforms of the federal and state access charge systems, combined with the development of competition, have caused the aggregate amount of access charges paid by long distance carriers to decrease. See “Item 1. Business — Regulatory Environment — Federal Regulation — Interstate Access Charges.” If any of the currently proposed reforms were adopted by the FCC it would likely involve significant changes in the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Decreases in or loss of access charges may or may not result in offsetting increases in local, subscriber line or universal service support revenues. Regulatory developments of this type could adversely affect our business, financial condition and results of operations.

Risk of loss or reduction of Universal Service Fund support.  We receive Universal Service Fund revenues (and equivalent state universal service support) to support our operations in high cost areas. These federal revenues include universal service service support payments for local switching support, interstate common line support or interstate access support. High cost support for our rural and non-rural operations is determined pursuant to different methodologies, aspects of which are now under review. See “Item 1. Business — Regulatory Environment — Federal Regulation — Universal Service Support.” Any changes to the existing rules could reduce the Universal Service Fund revenues we receive following the merger. Corresponding changes in state universal service support could likewise have a negative effect on the revenues we receive.

Further, the total payments from the Universal Service Fund to our rural operations will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. See “Item 1. Business — Regulatory Environment — Federal Regulation — Universal Service Support.” We will also receive other Universal Service Fund support payments, including Interstate Access Support, in all three of our price cap study areas following the merger (Maine, New Hampshire and Vermont) and Interstate Common Line Support in our rate-of-return study areas. If we were unable to receive such support, or if that support was reduced, many of the operations of the Northern New England business would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Furthermore, any changes in the FCC’s rules governing the distribution of such support or the manner in which entities contribute to the Universal Service Fund could have a material adverse effect on our business, financial condition or results of operations. See “Item 1. Business — Regulatory Environment — Federal Regulation — Universal Service Support.”

Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.  Our rural local exchange carriers are exempt from the 1996 Act’s more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent’s network at favorable rates. To the extent that state regulators decide that it is in the public interest to extend some or all of these requirements to our rural local exchange carriers, we would be required to provide unbundled network elements to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition and results of operations.

Risks posed by costs of regulatory compliance.  Regulations create significant compliance costs for us, and are expected to continue to do so. Subsidiaries that provide intrastate services are generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Our interstate access services are currently provided in accordance with tariffs filed with the FCC and state regulatory authorities. Challenges in the future to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, these challenges could adversely affect the rates that we are able to charge our customers.

In addition, our non-rural operations following the merger will be subject to extensive regulations not applicable to the rural operations, including but not limited to requirements relating to interconnection, the provision of unbundled network elements, and the other market-opening obligations set forth in the 1996 Act. See “Item 1. Business — Regulatory Environment — Federal Regulation — Local Service Competition” for a description of these requirements. In approving the transfer of authorizations to us, the FCC determined that non-rural operations would be considered a Bell Operating Company following the completion of the transactions, and will be subject to the same regulatory requirements that currently apply to the other Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England has obtained in the region. See “Item 1. Business — Regulatory Environment — Federal Regulation” for a description of these requirements.

Any changes made in connection with these obligations could increase our non-rural operations’ costs or otherwise have a material adverse effect on our business, financial condition, and results of operations. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to our company.

State regulators in Maine, New Hampshire and Vermont have also imposed conditions on their approval of the transactions that could adversely affect our business, financial condition or results of operations. See “Item 1. Business — Recent Developments — Regulatory Conditions” and “Item 1. Business — Regulatory Environment.”

Our business also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, protecting customer privacy or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing that legislation require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether or to what extent the FCC might modify its Communications Assistance for Law Enforcement Act rules or any other rules or what compliance with new rules might cost. Similarly, we cannot predict whether or to what extent federal or state legislators or regulators might impose new security, environmental or other obligations on our business.

For a more thorough discussion of the regulatory issues that may affect our business, see “Item 1. Business — Regulatory Environment.”

Risk of loss from rate reduction.  Our local exchange companies that operate pursuant to intrastate rate of return regulation are subject to state regulatory authority over their intrastate telecommunications service rates. State review of these rates could lead to rate reductions, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing potential revenues or raising our costs.

The 1996 Act provides for significant changes and increased competition in the communications industry, including competition for local communications and long distance services. This statute and the FCC’s implementing regulations could be submitted for judicial review or affected by future rulings of the FCC’s thus making it difficult to predict whether the legislation will have a material adverse effect on our business, financial condition or results of operations and our competitors. Several regulatory and judicial proceedings have concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors. We cannot predict the outcome of these developments, nor can there be any assurance that these changes will not have a material adverse effect on us or our industry.

For a more thorough discussion of the regulatory issues that may affect our business, see “Item 1. Business — Regulatory Environment.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments from the SEC staff regarding our periodic or current reports less than 180 days before the end of our fiscal year ended December 31, 2007 that remain unresolved.

ITEM 2.	PROPERTIES

We own all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our rural local exchange carrier business. Our administrative and maintenance facilities are generally located in or near the rural communities served by our rural local exchange carriers and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

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

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

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

The following table shows the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

Year Ended December 31, 2007	High	Low

First quarter	$21.41	$18.38
Second quarter	19.18	17.33
Third quarter	19.79	14.87
Fourth quarter	19.34	13.02

Year Ended December 31, 2006	High	Low

First quarter	$14.41	$10.92
Second quarter	14.40	12.91
Third quarter	18.10	13.81
Fourth quarter	19.74	17.40

The following table shows the dividends which have been declared and/or paid on our common stock during 2007 and 2006:

	Per Share
Year Ended	Dividend
December 31, 2007	Declared	Date Declared	Record Date	Date Paid

First quarter	$0.39781	March 14, 2007	March 30, 2007	April 17, 2007
Second quarter	0.39781	June 14, 2007	June 29, 2007	July 17, 2007
Third quarter	0.39781	September 13, 2007	September 28, 2007	October 16, 2007
Fourth quarter	0.39781	December 14, 2007	December 31, 2007	January 16, 2008

	Per Share
Year Ended	Dividend
December 31, 2006	Declared	Date Declared	Record Date	Date Paid

First quarter	$0.39781	March 15, 2006	March 31, 2006	April 18, 2006
Second quarter	0.39781	June 21, 2006	July 6, 2006	July 21, 2006
Third quarter	0.39781	September 19, 2006	October 3, 2006	October 18, 2006
Fourth quarter	0.39781	December 13, 2006	December 29, 2006	January 16, 2007

As of February 20, 2008, there were approximately 150 holders of record of our common stock.

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the New York Stock Exchange and (ii) the cumulative total return of the peer group set forth below which was selected by us. The period compared commences on February 4, 2005 and ends on December 31, 2007. This graph assumes that $100 was invested on February 4, 2005 (the date of the initial public offering of our common stock) in our common stock and in each of the market index and the peer group index at the closing price for the Company and the other companies, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not necessarily indicative of future price performance.

Our peer group consists of the following companies:  CenturyTel, Inc., Citizens Communications Company, Consolidated Communications Holdings, Inc., Iowa Telecommunications Services, Inc. and Windstream Corporation.

Comparison of Cumulative Total Return Among FairPoint Communications, Inc.,
NYSE Index and Peer Group Index

Dividend Policy and Restrictions

  General

Our board of directors has adopted a dividend policy which reflects an intention that a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, would in general be distributed as regular quarterly dividend payments to the holders of our common stock, rather than retained by us and used for other purposes, including to finance growth opportunities. This policy reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of the excess cash generated by our business instead of retaining it in our business. However, our stockholders may not receive any dividends as a result of the following factors:

•	nothing requires us to pay dividends;

•	while our current dividend policy contemplates the distribution of a substantial portion of our cash in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, this policy could be modified or revoked by our board of directors at any time;

•	the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont impose restrictions on our ability to pay dividends following the merger;

•	even if our dividend policy was not modified or revoked, the actual amount of dividends distributed under this policy and the decision to make any distributions are entirely at the discretion of our board of directors;

•	the amount of dividends distributed is subject to covenant restrictions under our existing credit facility and will be subject to similar restrictions under our new credit facility and the indenture governing the notes;

•	the amount of dividends distributed is subject to restrictions under Delaware law;

•	our stockholders have no contractual or other legal right to receive dividends; and

•	we may not have enough cash to pay dividends due to changes in our cash from operations, distributions we receive from minority investments and passive partnership interests, working capital requirements and/or anticipated cash needs.

As a condition to the approval of the transactions by state regulatory authorities, we have agreed that we will be subject to reductions in our dividend rate and certain other restrictions on the payment of dividends following the merger. See “Item 1. Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger” and “— Resections on Payment of Dividends.”

Based on the dividend restrictions contained in the fifth amendment to our existing credit facility, we anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility; provided that we may declare a dividend at any time prior to April 30, 2008 so long as the repayment of such dividend is expressly subject to the consummation of the merger and related transactions and the repayment in full of all obligations owing under our existing credit facility.

We believe that our dividend policy limits, but does not preclude, our ability to pursue growth. If we pay dividends at the level currently anticipated under our expected dividend policy, we expect that we would need additional financing to fund significant acquisitions or to pursue growth opportunities requiring capital expenditures that are significantly beyond our current expectations.

At the time that our board of directors approved the merger, we expected to maintain our current dividend policy for the Company following the transactions, subject to the limitations and restrictions described below under “— Restrictions on Payments of Dividends.” However, following the transactions we will pay dividends at a reduced annual rate of no more than $1.03 per share beginning with the first full fiscal quarter following the closing of the merger. See “Item 1. Business — Recent Developments — Regulatory Conditions” and “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger.”

Restrictions on Payment of Dividends

  Delaware Law

Under Delaware law, our board of directors may declare dividends only to the extent of our “surplus” (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

  Existing Credit Facility

Our existing credit facility restricts our ability to declare and pay dividends on our common stock as follows:

•	We may use our cumulative distributable cash to pay dividends, but may not in general pay dividends in excess of the amount of our cumulative distributable cash. “Cumulative distributable cash” is defined in our existing credit facility as the amount of “available cash” generated beginning on April 1, 2005 through the end of the Company’s most recent fiscal quarter for which financial statements are available and a compliance certificate has been delivered (a) minus the aggregate amount of dividends paid after July 30, 2005 and the aggregate amount of investments made after April 1, 2005 using such cash, (b) plus the aggregate amount of distributions received from such investments (not to exceed the amount originally invested) and (c) minus the aggregate principal amount of term loans actually repaid (or required to be repaid) on a date of determination or the next business day thereafter pursuant to a mandatory excess cash flow sweep. “Available cash” is defined in our existing credit facility as Adjusted EBITDA (determined without regard to any portion of Adjusted EBITDA attributable to merger operating expense add-backs, one-time restructuring add-backs and excluded capital expenditure amounts pursuant to the terms of the existing credit agreement) (a) minus (i) cash interest expense (adjusted for amortization and swap interest), (ii) scheduled principal payments on indebtedness, (iii) consolidated capital expenditures, (iv) investments, (v) cash income taxes, and (vi) non-cash items excluded from Adjusted EBITDA and paid in cash and (b) plus (i) the cash amount of any extraordinary gains and gains realized on asset sales other than in the ordinary course of business and (ii) cash received on account of non-cash gains and non-cash income excluded from Adjusted EBITDA. “Adjusted EBITDA” is defined in our existing credit facility as Consolidated Net Income (which is defined in the existing credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, consolidated interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the merger agreement and certain other non-cash items, each as defined, (b) minus gains on sales of assets and other extraordinary gains and all non-cash items increasing Consolidated Net Income.

•	We may not pay dividends if a default or event of default under our existing credit facility has occurred and is continuing or would exist after giving effect to such payment, if our leverage ratio is above 4.50 to 1.00 or if we do not have at least $20 million of cash on hand (including unutilized commitments under our existing credit facility’s revolving facility).

Our existing credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a more detailed description of our existing credit facility and these restrictions.

Based on the dividend restrictions contained in the fifth amendment to our existing credit facility, we anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility; provided that we may declare a dividend at any time prior to April 30, 2008 so long as the payment of such dividend is expressly subject to the consummation of the merger and related transactions and the repayment in full of all obligations owing under our existing credit agreement.

  New Credit Facility

Our new credit facility is expected to restrict our ability to declare and pay dividends on our common stock as follows:

•	We may declare and pay dividends, but may not in general pay dividends in excess of the amount of our Cumulative Distributable Cash. “Cumulative Distributable Cash” will be defined in our new credit facility as the amount of Available Cash generated beginning on the first day of the first full fiscal quarter ending after the closing date of the merger and ending on the last day of the last fiscal quarter for which a compliance certificate has been delivered, or the Reference Period (a) minus the aggregate amount of Restricted Payments (as defined in our new credit facility) paid by us in cash during such Reference Period (other than excluded dividend payments, certain restricted payments permitted to be made under the new credit facility and the payment of dividends by any of our subsidiaries to us), (b) minus the aggregate amount of Investments (as defined in our new credit facility) made by us during such Reference Period, (c) plus the aggregate amount of all cash and non-cash returns received from such Investments (not to exceed the amount originally invested). “Available Cash” will be defined in our new credit facility as an amount of cash equal to (a) the sum of (i) $40 million plus (ii) Adjusted Consolidated EBITDA, minus (b) the product of (i) 1.4 times (ii) Consolidated Interest Expense (as defined in our new credit facility), minus (c) the cash cost of any extraordinary losses and any losses on asset sales (other than in the ordinary course of business), plus (d) the cash amount of any extraordinary gains and gains realized on asset sales (other than in the ordinary course of business). “Adjusted Consolidated EBITDA” will be defined in our new credit facility as Consolidated Net Income (as defined in our new credit facility) (a) plus the following add-backs to the extent deducted from Consolidated Net Income: provision for income taxes; Consolidated Interest Expense; depreciation; amortization; losses on asset sales and other extraordinary losses; non-cash portion of any retirement or pension plan expense incurred; all one-time cash costs and expenses paid with respect to advisory services, financing sources and other advisors retained prior to the closing date with respect to the transactions; cash expenses paid under the TSA; any other non-cash charges accrued by us; the acquisition adjustment for the Reference Period; and the amount of any permitted junior capital issued by us in accordance with the terms of our new credit facility, (b) minus gains on asset sales and other extraordinary gains and all non-cash gains and income accrued by us.

•	We may not pay dividends if: (a) a default or event of default under our new credit facility has occurred and is continuing or would exist after giving effect to such payment; (b) our leverage ratio is above 5.00 to 1.00; (c) we do not have at least $25 million of cash on hand (including unutilized commitments under our new credit facility’s revolving facility); and (d) we do not deliver an officer’s certificate on the date of the proposed dividend payment certifying that the Cumulative Distributable Cash on such date exceeds the aggregate amount of the proposed dividend; provided that notwithstanding the foregoing restrictions, we will be permitted to make regular quarterly dividends payable for the fiscal quarter in which the closing date occurs (which payment may be made after the closing date) and the first and second full fiscal quarters following the closing date so long as the aggregate amount of the dividend payments does not exceed $50 million.

Our new credit facility is also expected to permit us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

  The Notes

The indenture governing the notes is expected to restrict our ability to pay dividends on our common stock as follows:

•	So long as no event of default has occurred and is continuing under the indenture governing the notes, we may pay dividends in an amount not to exceed $50.0 million in the aggregate for the first two quarterly dividend payments immediately following the issue date of the notes; and

•	So long as no default or event of default has occurred and is continuing under the indenture governing the notes and our consolidated leverage ratio (as defined in the indenture governing the notes) is at least 5.00 to 1.00, we may pay dividends (other than as contemplated by clause (1) above) in an amount not to exceed the sum of (i) our consolidated cash flow (as defined in the indenture governing the notes) less 1.4 times our consolidated interest expense (as defined in the indenture governing the notes) for the period (taken as one accounting period) from the beginning of the first fiscal quarter commencing after the issue date of the notes to the end of the Company’s most recently ended fiscal quarter for which financial statements are available, (ii) the net proceeds received by the Company since the issue date of the notes as a contribution to its common equity capital or from the issue or sale of equity interests and (iii) the proceeds received from certain investments.

  Regulatory Orders

The parties to the merger have received orders, dated February 1, 2008, February 15, 2008 and February 25, 2008, of applicable state regulatory authorities in Maine, Vermont and New Hampshire, respectively, in each case approving the transactions, subject to certain conditions.

The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provided for, among other things:

•	a 35% reduction in the rate of dividends to be paid by us following the merger (as compared to the dividend rate paid by us since our initial public offering in 2005), which could be effective for up to ten years following the merger unless we meet certain financial conditions set forth in the orders, and we repay debt related to the merger until the termination of conditions date with funds that would otherwise be available to pay dividends;

•	restrictions on our ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger if we are unable to satisfy specified financial ratio tests set forth in the orders;

•	a requirement that we limit the cumulative amount of our dividend to not more than the cumulative adjusted free cash flow generated by us after the closing of the merger; and

•	a requirement that if on December 31, 2011, our total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under the new credit facility is refinanced.

  Equity Compensation Plan Information

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted average	remaining available
	exercise of	exercise price of	for future issuance
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights(1)	warrants, and rights(1)	compensation plans(2)

Equity compensation plans approved by our stockholders	292,009	$32.39	274,276
Equity compensation plans not approved by our stockholders	0	$0	0
Total	292,009	$32.39	274,276

(1)	Includes 47,373 options to purchase shares of our common stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 208,687 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, 7,273 restricted stock units granted under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan and 28,676 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

(2)	Includes 274,276 shares under the FairPoint Communications, Inc. 2005 Stock Incentive Plan. Available shares shown above for the FairPoint Communications, Inc. 2005 Stock Incentive Plan include shares that have become available due to forfeitures or have been re-acquired by the Company for any reasons without delivery of the stock, as allowed under the terms of the plan.

Purchases of Equity Securities by the Company and Affiliated Purchasers

None of our equity securities registered pursuant to Section 12 of the Exchange Act were purchased by us or affiliated purchasers, as defined in Rule 10b-18(a)(3) under the Exchange Act, during 2007.

Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations:
Revenues	$283,462	$270,069	$262,843	$252,645	$231,432
Operating expenses:
Operating expenses(1)	218,560	155,463	143,425	128,804	111,203
Depreciation and amortization	50,836	53,236	52,390	50,287	48,089
Gain on sale of operating assets	(2,164)	—	—	—	—
Total operating expenses	267,232	208,699	195,815	179,091	159,292
Income from operations	16,230	61,370	67,028	73,554	72,140
Interest expense(2)	(39,662)	(39,665)	(46,416)	(104,315)	(90,224)
Other income (expense), net(3)	38,243	28,671	(75,156)	6,926	9,600
Income (loss) from continuing operations before income taxes	14,811	50,376	(54,544)	(23,835)	(8,484)
Income tax (expense) benefit(4)	(9,093)	(19,858)	83,096	(516)	236
Minority interest in income of subsidiaries	(1)	(2)	(2)	(2)	(2)
Income (loss) from continuing operations	5,717	30,516	28,550	(24,353)	(8,250)
Income from discontinued operations	297	574	380	671	9,921
Net income (loss)	6,014	31,090	28,930	(23,682)	1,671
Redeemable preferred stock dividends and accretion(2)	—	—	—	—	(8,892)
Gain on repurchase of redeemable preferred stock	—	—	—	—	2,905
Net income (loss) attributable to common shareholders	$6,014	$31,090	$28,930	$(23,682)	$(4,316)
Basic shares outstanding	34,752	34,629	31,927	9,468	9,483
Diluted shares outstanding	34,980	34,754	31,957	9,468	9,483
Basic and diluted earnings (loss) from continuing operations per share	$0.16	$0.88	$0.89	$(2.57)	$(1.50)
Cash dividends paid per share	$1.59	$1.59	$1.42	$—	$—
Operating Data:
Capital expenditures	$59,152	$32,317	$28,099	$36,492	$33,595
Access line equivalents(5)	305,777	311,150	288,899	271,150	264,308
Residential access lines	182,182	194,119	188,206	189,668	196,145
Business access lines	55,892	57,587	55,410	49,606	50,226
High Speed Data subscribers	67,703	59,444	45,283	31,876	17,937
Summary Cash Flow Data:
Net cash provided by operating activities of continuing operations	$35,829	$81,766	$61,682	$45,975	$32,834
Net cash provided by (used in) investing activities of continuing operations	3,819	(27,361)	(42,807)	(20,986)	(54,010)

	Year Ended December 31,
	2007	2006	2005	2004	2003

Net cash used in financing activities of continuing operations	(40,505)	(54,668)	(16,647)	(23,966)	(1,976)
Balance Sheet Data (at period end):
Cash	$2,942	$3,805	$5,083	$3,595	$5,603
Property, plant and equipment, net	268,890	246,264	242,617	252,262	266,706
Total assets	896,467	885,230	908,139	819,136	843,068
Total long term debt	624,972	607,986	607,425	810,432	825,560
Preferred shares subject to mandatory redemption(6)	—	—	—	116,880	96,699
Total stockholders’ equity (deficit)	161,898	224,719	246,848	(172,952)	(147,953)

(1)	Operating expenses for 2007 and 2006 include $52.1 million and $2.4 million, respectively, of expenses related to the merger.

(2)	Interest expense includes amortization of debt issue costs aggregating $1.5 million, $1.6 million, $1.9 million, $4.6 million and $4.2 million for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003. We prospectively adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” effective July 1, 2003. SFAS No. 150 required us to classify as a long-term liability our series A preferred stock and to reclassify dividends and accretion from the series A preferred stock as interest expense. Such stock was described as “Preferred Shares Subject to Mandatory Redemption” in the consolidated balance sheet and dividends and accretion on these shares are included in pre-tax income prior to repurchase in 2005 whereas previously they were presented as a reduction to equity (a dividend), and, therefore, a reduction of net income available to common stockholders. For the years ended December 31, 2005, 2004 and 2003, interest expense includes $2.4 million, $20.2 million and $9.0 million, respectively, related to dividends and accretion on preferred shares subject to mandatory redemption.

(3)	In 2007, other income (expense) includes a gain on sale of investments of $49.5 million resulting primarily from the sale of our interests in the Orange County Poughkeepsie Limited Partnership and loss on derivative instruments of $17.2 million. In 2006, other income (expense) includes gains on sales of investments and other assets of $14.7 million. In 2005, other income (expense) includes an $87.7 million loss on early retirement of debt and loss on repurchase of series A preferred stock. In 2004, other income (expense) includes a $6.0 million loss for the write-off of debt issuance and offering costs associated with an abandoned offering of Income Deposit Securities. In 2003, other income (expense) includes a $3.5 million gain on the extinguishment of debt and a $5.0 million loss for the write-off of debt issue costs related to this extinguishment of debt.

(4)	In 2005, we recorded an income tax benefit of $83.1 million which is primarily the result of the recognition of deferred tax benefits of $66.0 million from the reversal of the deferred tax valuation allowance that resulted from our expectation of generating future taxable income following the recapitalization that occurred as part of our initial public offering in February 2005.

(5)	Total access line equivalents includes voice access lines and high speed data lines, which include DSL lines, wireless broadband and cable modem.

(6)	In connection with our initial public offering, we repurchased all of our series A preferred stock from the holders thereof.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. — Risk Factors” in this Annual Report.

  Overview

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 12th largest local telephone company in the United States, in each case based on number of access lines as of December 31, 2007. We operate in 18 states with 305,777 access line equivalents (including voice access lines and high speed data lines, or HSD, which include DSL, wireless broadband and cable modems) in service as of December 31, 2007.

We were incorporated in February 1991 for the purpose of acquiring and operating local exchange carriers in rural markets. Since 1993, we have acquired 35 such businesses, 30 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years. The majority of the communities we serve have fewer than 2,500 access lines. Most of our telephone companies qualify as rural local exchange carriers under the 1996 Act.

Rural local exchange carriers have historically been characterized by stable operating results and strong cash flow margins and operate in supportive regulatory environments. While our historical results indicate a higher level of growth than non-rural local exchange carriers, this increased growth was principally generated through acquisitions. Excluding revenue from acquisitions, our total revenues grew 0.9% from 2004 to 2007. Existing state and federal regulations permit rural local exchange carriers to charge rates that enable recovery of their operating costs, plus a reasonable rate of return on their invested capital (as determined by relevant regulatory authorities). Historically, competition is typically limited because rural local exchange carriers primarily serve sparsely populated rural communities with predominantly residential customers, and the cost of operations and capital investment requirements for new entrants is high. However, in our markets, we have experienced some voice competition from cable providers and competitive local exchange carriers. We also are subject to competition from wireless and other technologies. If competition were to increase, local calling services, data and internet services and the originating and terminating access revenues we receive may be reduced. We periodically negotiate interconnection agreements with other telecommunications providers which could ultimately result in increased competition in those markets.

Access lines are an important element of our business. Historically, rural telephone companies have experienced consistent growth in access lines because of positive demographic trends, insulated rural local economies and little competition. Recently, however, many rural telephone companies have experienced a loss of access lines due to challenging economic conditions, increased competition and the introduction of DSL services (resulting in customers substituting DSL for a second line). We have not been immune to these conditions but we have been able to mitigate our access line loss somewhat through bundling services, retention programs, continued community involvement and a variety of other focused programs.

Our board of directors has adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retained and used for other purposes. However, our board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends. As a condition to the approval of the transactions by state regulatory authorities, we have agreed that we will be subject to reductions in the dividend rate and certain other restrictions on the payment of dividends following the transactions. See “Item 1. Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and

Restrictions.” In addition to these conditions and requirements imposed by the regulatory orders, the new credit facility and the indenture governing the notes will contain conditions and requirement with respect to the payment of dividends by us, and certain of these conditions and requirements may be more restrictive than the conditions and requirements imposed by the regulatory orders. The indenture governing the notes will also contain covenants restricting the payment of dividends by us. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and Restrictions.”

We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC has jurisdiction over interstate and international communications services. State telecommunications regulators exercise jurisdiction over intrastate communications services. In connection with the approval of the transactions by the regulatory authorities in Maine, New Hampshire and Vermont, we will be subject to restrictions on our operations and capital expenditures. See “Item. 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger.”

On January 15, 2007, we entered into the merger agreement pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation. For accounting purposes, we expect that FairPoint will be the acquiree. Consequently, merger related costs are being expensed as incurred in connection with the merger and related transactions and FairPoint’s assets and liabilities will be recorded at fair value at acquisition.

Following the merger, our operations will be more focused on small urban markets and will be geographically concentrated in the northeastern United States. We expect to face more competition in our business located in the northeastern United States and we expect to be less dependent on access and Universal Service Fund revenue.

Pursuant to the fifth amendment to our existing credit facility, we agreed to significant restrictions on the operation of our business, including with respect to the payment of dividends, capital expenditures and future acquisitions. See “Item 1. Business — Recent Developments — Amendment to Our Existing Credit Facility.”

On January 15, 2007, we entered into the MSA with Capgemini. Through the MSA, we intend to replicate and/or replace certain existing Verizon systems during a phased period through the fourth quarter of 2008. We are currently in the application development stage of the project and are recognizing costs in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” We have recognized both external and internal service costs associated with the MSA based on total labor incurred as of December 31, 2007 compared to the total estimated labor to substantially complete the implementation project.

In connection with our evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2007, our management determined that our internal control over financial reporting was not effective as of December 31, 2007 because a material weakness in internal control over financial reporting existed as of December 31, 2007. Specifically, our management’s oversight and review procedures designed to monitor the effective of control activities in our northern New England division were ineffective. As a result, errors existed in capitalized software costs, operating expenses, accounts receivable, prepaid expenses, accounts payable and accrued expenses in our preliminary 2007 consolidated financial statements. These identified errors were corrected prior to the finalization of those financial statements. We believe that progress has been made in the remediation of this material weakness.

Management views our business of providing voice, data and communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenues

We derive our revenues from:

•	Local calling services. We receive revenues from providing local exchange telephone services, including monthly recurring charges for basic service, usage charges for local calls and service charges for special calling features.

•	Universal Service Fund high-cost loop support. We receive payments from the Universal Service Fund, or USF, to support the high cost of our operations in rural markets. This revenue stream fluctuates based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the USF would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the USF would increase. The national average cost per loop in relation to our average cost per loop has increased, and we believe that the national average cost per loop will likely continue to increase in relation to our average cost per loop. As a result, the payments we receive from the USF have declined and will likely continue to decline.

•	Interstate access revenue. These revenues are primarily based on a regulated return on rate base and recovery of allowable expenses associated with the origination and termination of toll calls both to and from our customers. Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include USF payments for local switching support, long term support and interstate common line support.

•	Intrastate access revenue. These revenues consist primarily of charges paid by long distance companies and other customers for access to our networks in connection with the origination and termination of long distance telephone calls both to and from our customers. Intrastate access charges to long distance carriers and other customers are based on access rates filed with the state regulatory agencies.

•	Long distance services. We receive revenues from long distance services we provide to our residential and business customers. In addition, Carrier Services provides communications providers not affiliated with us with wholesale long distance services.

•	Data and Internet services. We receive revenues from monthly recurring charges for services, including HSD, special access, private lines, Internet and other services.

•	Other services. We receive revenues from other services, including video services (including cable television and video-over — DSL), billing and collection, directory services and sale and maintenance of customer premise equipment.

Following the merger, we expect to be less dependent on certain regulated revenues, including USF payments and access charges.

The following summarizes our revenues and percentage of revenues from continuing operations from these sources:

	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	Revenue(1) (In thousands)			% of Revenue

Local calling services	$69,655	$67,656	$65,846	24%	25%	25%
Universal Service Fund high cost loop	19,090	20,046	19,737	7	7	7
Interstate access	71,558	72,404	75,292	25	27	29
Intrastate access	41,418	37,340	39,262	15	14	15
Long distance services	30,157	24,051	20,940	11	9	8
Data and Internet services	33,576	28,199	24,176	12	10	9
Other services	18,008	20,373	17,590	6	8	7

Total	$283,462	$270,069	$262,843	100%	100%	100%

(1)	Beginning in the second quarter of 2007, we re-categorized certain revenues to more accurately reflect the nature of those revenues. Prior year amounts were re-categorized to be presented on a comparable basis.

Operating Expenses

Our operating expenses are categorized as operating expenses and depreciation and amortization.

•	Operating expenses include cash expenses incurred in connection with the operation of our central offices and outside plant facilities and related operations. In addition to the operational costs of owning and operating our own facilities, we also purchase long distance services from the regional Bell Operating Companies, large independent telephone companies and third party long distance providers. In addition, our operating expenses include expenses relating to sales and marketing, customer service and administration and corporate and personnel administration. Also included in operating expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested stock granted to our executive officers and directors. Operating expenses also include certain costs associated with the merger.

•	Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.

Acquisitions and Dispositions

•	On July 31, 2007, we completed the sale of the assets of Yates City Telephone Company, or Yates, for $2.5 million. Yates is located in Yates City, Illinois and had less than 500 access lines at the time of the sale. We recognized a gain on the sale of $2.2 million.

•	On January 15, 2007, we entered into the merger agreement pursuant to which the Company and Spinco will merge, with the Company continuing as the surviving corporation for legal purposes. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon’s local exchange and related business activities in Maine, New Hampshire and Vermont. For accounting purposes, we expect that we will be the acquiree. Consequently, merger related costs have been expensed as incurred and our assets and liabilities will be recorded at fair value at acquisition.

•	On November 15, 2006, we completed a merger with The Germantown Independent Telephone Company, or GITC. The merger consideration was $10.7 million (or $9.2 million net of cash acquired). GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio, which served approximately 4,400 access line equivalents as of the date of acquisition.

•	On August 17, 2006, we completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $11.4 million net of cash acquired). Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. Unite served approximately 4,200 access lines in Kearney and Platte City, Missouri, approximately 50 miles north of the Cass County service territory, as of the date of acquisition.

•	On July 26, 2006, we completed the purchase of the assets of Cass County Telephone Company Limited Partnership and LEC Long Distance, Inc., or Cass County, for approximately $28.7 million. Cass County served approximately 8,600 access line equivalents, as of the date of acquisition, in Missouri and Kansas.

•	On May 2, 2005, we completed the acquisition of Berkshire Telephone Corporation, or Berkshire, for a purchase price of approximately $20.3 million (or $16.4 million net of cash acquired). Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents, as of the date of acquisition, serving five communities in New York State. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the Company’s subsidiaries.

•	On September 1, 2005, we completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired). Bentleyville, which had approximately 3,600 access line equivalents as of the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania that are adjacent to our existing operations in Pennsylvania.

Discontinued Operations

In November 2001, we decided to discontinue the competitive local exchange carrier operations of Carrier Services. This decision was a proactive response to the deterioration in the capital markets, the general slow-down of the economy and the slower-than-expected growth in Carrier Services’ competitive local exchange carrier operations. Carrier Services now provides wholesale long distance services and support to our rural local exchange carriers and communications providers not affiliated with us. These services allow such companies to operate their own long distance communication services and sell such services to their respective customers. Our long distance business is included as part of continuing operations in the accompanying consolidated financial statements.

The information in our year to year comparisons below represents only our results from continuing operations.

Results of Operations

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparison of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2007	% of revenue	2006	% of revenue	2005	% of revenue

Revenues	$283,462	100.0%	$270,069	100.0%	$262,843	100.0%
Operating expenses, excluding depreciation and amortization	218,560	77.1	155,463	57.6	143,425	54.6
Depreciation and amortization	50,836	17.9	53,236	19.7	52,390	19.9
Gain on sale of operating assets	(2,164)	(0.8)	—	—	—	—

Total operating expenses	267,232	94.2	208,699	77.3	195,815	74.5

Income from operations	16,230	5.8	61,370	22.7	67,028	25.5

Other income (expense):
Net gain (loss) on sale of investments and other assets	49,455	17.4	14,740	5.5	(11)	—
Interest and dividend income	965	0.3	3,315	1.2	2,499	1.0
Interest expense	(39,662)	(14.0)	(39,665)	(14.7)	(46,416)	(17.7)
Impairment of investments	—	—	—	—	(1,200)	(0.5)
Equity in net earnings of investees	5,025	1.8	10,616	3.9	11,302	4.3
Loss on derivative instruments	(17,202)	(6.1)	—	—	—	—
Other nonoperating, net	—	—	—	—	(87,746)	33.4

Total other expense	(1,419)	(0.5)	(10,994)	(4.1)	(121,572)	46.3

Income (loss) from continuing operations before income taxes	14,811	5.2	50,376	18.6	(54,544)	(20.8)
Income tax benefit (expense)	(9,093)	(3.2)	(19,858)	(7.3)	83,096	31.6
Minority interest in income of subsidiaries	(1)	—	(2)	—	(2)	—

Income from continuing operations	$5,717	2.0%	$30,516	11.3%	$28,550	10.9%

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

  Revenues

Revenues increased $13.4 million to $283.5 million in 2007 compared to 2006. Operations acquired in 2006 contributed $11.8 million to the increased total revenues. Excluding the impact of acquired operations, revenues from our existing operations increased $1.6 million. We derived our revenues from the following sources:

Local calling services.  Local calling service revenues increased $2.0 million to $69.7 million in 2007. Acquired operations increased local calling service revenues by $3.8 million. Revenues from our existing operations decreased $1.8 million compared to 2006. The decrease in local revenues from existing operations is primarily due to a 5.2% decline in net voice access lines.

Universal Service Fund high-cost loop support.  USF high-cost loop payments decreased $1.0 million to $19.1 million in 2007. Acquired operations added $1.0 million in USF revenue and USF revenues from our existing operations declined $2.0 million. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the USF have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

Interstate access.  Interstate access revenues decreased $0.8 million to $71.6 million in 2007 compared to 2006. Acquired operations contributed $3.2 million to interstate access revenues. Interstate access revenues from our existing operations decreased $4.0 million. In 2007, we recognized certain negative interstate revenue settlement adjustments related to prior years in the amount of $1.3 million. In addition, in 2006, we recognized certain negative interstate revenue settlement adjustments related to prior years in the amount of $0.8 million. Excluding these prior year adjustments and acquired operations, interstate access revenue declined $3.5 million in 2007. This decrease is partially due to lower expenses and lower net property, plant and equipment balance at the operating companies.

Intrastate access.  Intrastate access revenues increased $4.1 million to $41.4 million in 2007 compared to 2006. Acquired operations added $1.3 million in intrastate access revenues in 2007. Intrastate access revenues from our existing operations increased $2.8 million. The increase is due to the settlement of certain previously disputed access charges during 2007 totaling $5.0 million. Excluding this settlement, intrastate revenues would have decreased due to a decrease in access rates and a decrease in minutes of use compared to 2006. Intrastate access revenues are expected to continue to decline.

Long distance services.  Long distance services revenues increased $6.1 million to $30.2 million in 2007 compared to 2006. Of this increase, $0.1 million was attributable to acquired companies and $6.0 million was attributable to our existing operations. This increase was primarily a result of promotional efforts and bundled product offerings with unlimited long distance designed to generate more revenue.

Data and Internet services.  Data and Internet services revenues increased $5.4 million to $33.6 million in 2007 compared to 2006. Of this increase, $1.3 million was attributable to acquired companies and $4.1 million was attributable to our existing operations. The increase from existing operations is due primarily to increases in HSD customers as we continue to aggressively market our HSD services. Our HSD subscriber customer base as of December 31, 2007 increased to 67,703 subscribers compared to 59,444 subscribers as of December 31, 2006, a 14% increase during this period.

Other services.  Other services revenues decreased $2.4 million to $18.0 million in 2007 compared to 2006. Acquired operations added $0.9 million in other services revenues in 2007. Other services revenues from our existing operations decreased $3.3 million. This decrease is principally due to a decrease in directory revenues in 2007.

  Operating Expenses

Operating expenses, excluding depreciation and amortization. Operating expenses increased $63.1 million to $218.6 million in 2007 compared to 2006. Of the increase, $52.1 million is related to transition expenses related to the merger and $6.2 million is related to expenses of the acquired operations. The remaining increase from our existing operations is principally due an increase in cost of goods sold of $3.4 million

(principally related to HSD and long distance services), an increase in operating taxes of $1.3 million, an increase in bad debt expense of $0.9 million, and an increase in various network expenses of $1.2 million. These increases were partially offset by decreases in employee related costs of $0.9 million and billing expenses of $0.8 million.

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $4.0 million and $2.9 million for the years ended December 31, 2007 and 2006, respectively.

Depreciation and amortization.  Depreciation and amortization from continuing operations decreased $2.4 million to $50.8 million in 2007 compared to 2006. Acquired operations added $2.4 million to depreciation expense. Depreciation expense from our existing operations decreased $4.8 million primarily due to the maturing nature of our plant assets.

Income from operations.  Income from operations decreased $45.1 million to $16.2 million in 2007 compared to 2006. This decrease is principally due to the increase in merger related expenses of $52.1 million incurred in 2007.

Other income (expense).  Total other expense decreased $9.6 million to $1.4 million in 2007. Net gains on sale of investments and other assets increased $34.7 million, principally as a result of the sale of our investment in O-P Disposition. Equity in net earnings of investees decreased $5.6 million in 2007 due to the O-P Disposition in April 2007. In addition, interest and dividend income decreased $2.4 million in 2007 and we recorded a loss on derivative instruments for the change in fair value of $17.2 million in 2007.

Income tax expense.  Income tax expense of $9.1 million was recorded for the year ended December 31, 2007, resulting in an effective rate of 61.4%. Our effective tax rate for the year ended December 31, 2007 differs from the federal statutory income tax rate primarily due to nondeductible permanent differences. In 2007, we determined that certain expenses related to the merger were not deductible for tax purposes.

As of December 31, 2007, we had $183.5 million of federal and state net operating loss, or NOL, carryforwards. As a result, the income tax expense we record is generally greater than the income taxes we currently pay.

Discontinued operations.  During the years ended December 31, 2007 and 2006, we recorded a reduction to our liability associated with the discontinuation of our competitive local exchange carrier operations, which, net of tax, resulted in a $0.3 million and $0.6 million adjustment to income from discontinued operations, respectively. The adjustment in 2007 related to the expiration of the statute of limitations on certain liabilities. The adjustments in 2006 related to the settlement of certain lease obligations which reduced our future obligation under these leases and the expiration of certain statutes of limitations as they relate to certain contingency reserves.

Net income.  Net income for the year ended December 31, 2007 was $6.0 million compared to $31.1 million for the year ended December 31, 2006. This decrease is principally due to merger related expenses and losses on contingent interest rate swaps incurred in 2007. The remaining difference between 2007 and 2006 is a result of the other factors discussed above.

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

Local calling services.  Local calling service revenues increased $1.8 million to $67.7 million in 2006. Acquired operations increased local calling service revenues by $3.0 million. Revenues from our existing operations decreased $1.2 million compared to 2005. The decrease in local revenues from existing operations is primarily due to a 3.4% decline in net voice access lines.

Universal Service Fund high-cost loop support.  USF high-cost loop payments increased $0.3 million to $20.0 million in 2006. Acquired operations added $0.6 million in USF revenue and USF revenues from our existing operations declined $0.3 million. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the USF have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

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

Intrastate access.  Intrastate access revenues decreased $1.9 million to $37.3 million in 2006 compared to 2005. Acquired operations added $1.3 million in intrastate access revenues in 2006. Intrastate access revenues from our existing operations decreased $3.2 million. Intrastate access revenues declined primarily due to a decrease in access rates and a decrease in minutes of use compared to 2005. The rate decrease is primarily due to intrastate rate reductions implemented in Maine in the second quarter of 2005. Intrastate access revenues are expected to continue to decline.

Long distance services.  Long distance services revenues increased $3.1 million to $24.1 million in 2006 compared to 2005. Of this increase, $0.3 million was attributable to acquired companies and $2.8 million was attributable to our existing operations. This increase was primarily a result of promotional efforts and bundled product offerings with unlimited long distance designed to generate more revenue.

Data and Internet services.  Data and Internet services revenues increased $4.0 million to $28.2 million in 2006 compared to 2005. Of this increase, $1.1 million was attributable to acquired companies and $2.9 million was attributable to our existing operations. The increase from existing operations is due primarily to increases in HSD customers as we continue to aggressively market our HSD services. Our HSD subscriber customer base as of December 31, 2006 increased to 59,444 subscribers compared to 45,365 subscribers as of December 31, 2005, a 31% increase during this period.

Other services.  Other services revenues increased $2.8 million to $20.4 million in 2006 compared to 2005. Of this increase, $1.5 million was attributable to acquired companies and $1.3 million was attributable to our existing operations. This increase is principally due to an increase in directory revenues in 2006.

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

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.9 million and $2.4 million for the years ended December 31, 2006 and 2005, respectively.

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

Other income (expense).  Total other expense decreased $110.6 million to $11.0 million in 2006 compared to 2005. Interest expense decreased $6.8 million to $39.7 million in 2006 mainly due to lower debt balances throughout the year. Earnings from equity investments decreased $0.7 million to $10.6 million in 2006. Gain (loss) on sale of investments increased $14.7 million compared to 2005, principally due to the sale of two non-core equity investments. In 2005, in connection with our initial public offering, we refinanced our old credit facility and repurchased and/or redeemed the 9 1/2% senior subordinated notes due 2008, or the 9 1/2% notes, the floating rate callable securities due 2008, or the floating rate notes, the 12 1/2% senior subordinated notes due 2010, or the 12 1/2% notes, and the 11 7/8% senior notes due 2010, or the 11 7/8% notes, which resulted in charges of $87.7 million due to fees and penalties paid on the repurchase/redemption and for the write-off of unamortized debt issuance costs.

Income tax expense.  Income tax expense of $19.9 million was recorded for the year ended December 31, 2006, resulting in an effective rate of 39.4%.

At the time of our initial public offering in February 2005, we had NOL carryforwards of $265.3 million. Prior to February 2005, we did not expect to generate sufficient taxable income in future years to fully utilize these NOL carryforwards and, as a result, reduced the expected benefit of these NOL carryforwards by $66.0 million. Subsequent to our initial public offering and related transactions, we re-evaluated our expectation of future taxable income and concluded that our future taxable income would be sufficient to fully utilize the benefits of the NOL carryforwards. As a result of this re-evaluation, we recognized an income tax benefit of $66.0 million for the year ended December 31, 2005. Additional income tax benefits of $21.9 million were recognized in 2005 due to the taxable loss which resulted mainly from additional costs associated with the extinguishment of debt. These two items contributed to the net income tax benefit of $83.1 million for the year ended December 31, 2005.

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

Liquidity and Capital Resources

  Historical

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our existing credit facility; (ii) capital expenditures, including those related to the merger; (iii) working capital requirements as may be needed to support the growth of our business, including those related to the merger; (iv) dividend payments on our common stock; and (v) potential acquisitions.

Our board of directors has adopted a dividend policy, which the board of directors intends to continue following the transactions, which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash available for distribution to our stockholders instead of retaining it in our business. For the twelve months ended December 31, 2007, we paid dividends on our common stock totaling $55.7 million, or $1.59 per share. The annual per share amount of dividends we pay following the merger is required to be reduced as a result of conditions imposed by regulatory authorities in connection with the approval of the merger and financial covenants in the new credit facility and the indenture governing the notes. See “Item 1. Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and Restrictions.”

For the years ended December 31, 2007, 2006 and 2005, net cash provided by operating activities of continuing operations was $35.8 million, $81.8 million and $61.7 million, respectively. The decrease in net cash provided by operating activities in 2007 was primarily due to merger related costs incurred during 2007.

Our ability to service our indebtedness depends on our ability to generate cash in the future. We are not required to make any scheduled principal payments under our existing credit facility’s term loan facility prior to maturity in February 2012. However, we will need to refinance all or a portion of our indebtedness on or before maturity and may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we are unable to renew or refinance our existing credit facility, our failure to repay all amounts due on the maturity date would cause a default under our existing credit facility.

Our existing credit facility consists of a revolving facility, referred to in this section as the revolver, in a total principal amount of up to $100.0 million, of which $95.4 million was outstanding at February 22, 2008 (we had $52.2 million of cash on hand at February 22, 2008), and a term loan facility, referred to in this section as the term loan, in a total principal amount of $588.5 million with $588.5 million outstanding at February 22, 2008. The term loan matures in February 2012 and the revolver matures in February 2011. The revolver has a swingline sub-facility in an amount of $5.0 million and a letter of credit sub-facility in an amount of $10.0 million, which will allow issuances of standby letters of credit for our account. Borrowings under the term loan and revolver bear interest, at our option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in our existing credit facility) plus an applicable margin or (b) the Base rate (as defined in our existing credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under our existing credit facility are 2.0% and 1.0%, respectively. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. Pursuant to the fifth amendment to our existing credit facility, if our existing credit facility is not repaid in full prior to May 1, 2008, the margin on base rate loans will increase to 3.00% and the margin on Eurodollar loans will increase to 4.00% with a Eurodollar rate floor of 2.50% and if our existing credit facility is not repaid in full prior to January 1, 2009, the margin on base rate loans will increase to 5.00% and the margin on Eurodollar loans will increase to 6.00% with a Eurodollar rate floor of 3.25%

On January 25, 2007, we entered into an amendment to our existing credit facility that was intended to facilitate certain transactions related to the merger. Among other things, such amendment: (i) permitted us to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55.0 million; (ii) excluded the gain on the O-P Disposition from the calculation of “Available Cash” under our existing credit facility; (iii) amended the definition of “Adjusted Consolidated EBITDA” to allow for certain one-time add-backs to the calculation thereof for operating expenses incurred in connection with the Merger (subject to an overall cap on the amount of such add-backs); (iv) amended the definition of “Consolidated Capital Expenditures” to exclude certain expenditures incurred by us in connection with transition and integration costs prior to consummation of the merger (subject to an overall cap on the amount of such exclusions); and (v) increased the leverage covenant and dividend suspension test to 5.50 to 1.00 and 5.25 to 1.00, respectively.

On February 25, 2008, we entered into the fifth amendment to our existing credit facility in order to accommodate the expected March 31, 2008 closing date for the merger. The fifth amendment to our existing credit facility (i) allows us to continue to make pre-closing expenditures related to the merger during the three months ending March 31, 2008; (ii) provides accommodations for certain restructuring charges (including $17.8 million of cash restructuring charges) that we would incur if the merger is not consummated; (iii) amends the interest coverage ratio maintenance covenant to require our interest coverage ratio to be not less than 1.85:1.00 for any fiscal quarter ending after December 31, 2007 and on or prior to December 31, 2008, 2.50:1.00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 2.75:1:00 for any fiscal quarter ending thereafter; (iv) amends the leverage ratio maintenance covenant to require our leverage ratio to not exceed 6.50:1.00 for any quarter ending after December 31, 2007 and on or prior to December 31, 2008, 5:00:1:00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 4.50:1.00 for any fiscal quarter ending thereafter; (v) prohibits us from paying dividends on or repurchasing our common stock if (1) our total leverage ratio exceeds 4.50:1:00 (previously 5.25:1.00) on the dividend calculation date and/or (2) our cash on hand is less than $20 million (previously $10.0 million); (vi) provides for an amount equal to 75% of the increase in our cumulative distributable cash as of the last day of each fiscal quarter to be applied as a mandatory repayment of the principal amount of outstanding B term loans under our existing credit facility (or an amount equal to 50%, if our leverage ratio is less than or equal to 5.25:1.00); (vii) provides for more restrictive negative covenants, minimum liquidity requirements and increased mandatory prepayments from proceeds of debt and equity issuances; (viii) provides for acceleration of the maturity of the borrowings under our existing credit facility to June 30, 2009 if certain vendor debt incurred by us in connection with the merger is outstanding as of such date and has a mandatory payment date on or prior to the maturity of the borrowings under our existing credit facility as of such date; (ix) prohibits us from incurring additional obligations of more than $58.4 million (subject to certain reductions contained in the fifth amendment to our existing credit facility) related to the merger after March 31, 2008; provided that we may make cash expenditures not to exceed $20 million in the aggregate from the proceeds of equity issuances or if we have received a reimbursement obligation from Verizon or another third party acceptable to the lenders under our existing credit facility and certain other conditions are satisfied; (x) provides for higher interest rate margins (3.00% on base rate loans and 4.00% on Eurodollar loans), a Eurodollar rate floor of 2.50% and repayment premiums payable during the two year period beginning on May 1, 2008 upon certain repayments of borrowings under our existing credit facility, which provisions would become effective as of May 1, 2008 if our existing credit facility has not been repaid in full on or prior to such date; and (xi) provides for higher interest rate margins (5.00% on base loans and 6.00% on Eurodollar loans), a Eurodollar rate floor of 3.25%, which provisions would become effective as of January 1, 2009 if our existing credit facility has not been repaid in full on or prior to such date. We paid the lenders an amendment fee of $1.7 million in connection with the fifth amendment. We have also agreed to pay additional fees of 0.25%, 1.5% and 2.5% of the aggregate amount of all outstanding term loans and revolving commitments of the lenders outstanding on the effective date of the fifth amendment to the lenders under the existing credit facility on April 1, 2008, May 1, 2008 and January 1, 2009, respectively, if our existing credit facility is not repaid in full on or prior to such dates.

We anticipate that we will not be permitted to pay dividends on our common stock pursuant to our existing credit facility as amended by the fifth amendment to our existing credit facility; provided that we would be permitted to declare a dividend at any time prior to April 30, 2008 so long as the payment of such dividend is expressly subject to the consummation of the merger and related transactions and we have repaid in full all of the obligations owing under the existing credit facility. Our management believes that the fifth amendment to our existing credit facility was necessary to avoid events of default relative to certain covenants in our existing credit facility as of March 31, 2008, assuming the closing of the merger does not occur on or before March 31, 2008. We intend to repay our existing credit facility in full in connection with the closing of the transactions, and accordingly, the provisions contained in the fifth amendment to our existing credit facility, including those restricting the payment of dividends, would terminate as a result of such repayment and no longer be effective. However, there can be no assurance that the transactions will be consummated.

The fifth amendment to our existing credit facility requires us to use a significant portion of our excess cash flow to reduce the indebtedness outstanding under our existing credit facility. As a result, the cash that we retain may not be sufficient to finance growth opportunities or unanticipated capital expenditures or to fund our operations.

Our existing credit facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. Pursuant to the fifth amendment to our existing, we agreed to significant restrictions on the operation of our business, including with respect to the payment of dividends, capital expenditures and future acquisitions. On March 11, 2005, April 29, 2005 and September 14, 2005, we entered into technical amendments to our existing credit facility.

Borrowings under our existing credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 1 of the notes to our condensed consolidated financial statements for the years ended December 31, 2007 and 2006 included in this Annual Report. As a result of these swap agreements, as of December 31, 2007, approximately 89% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

On February 8, 2005, we used net proceeds received from our initial public offering, together with approximately $566 million of borrowings under the term loan facility of our existing credit facility, to, among other things, repay all outstanding loans under our old credit facility, repurchase all of our series A preferred stock and consummate tender offers and consent solicitations in respect of the 9 1/2% notes, floating rate notes, 12 1/2% notes, and 11 7/8% notes. On March 10, 2005, we redeemed the remaining outstanding 9 1/2% notes and floating rate notes. We redeemed the remaining outstanding 12 1/2% notes on May 2, 2005 with borrowings of $22 million under the delayed draw facility of our credit facility.

In 2003, we issued $225.0 million aggregate principal amount of the 11 7/8% notes. These notes were to mature on March 1, 2010. These notes are general unsecured obligations of the Company, ranking pari passu in right of payment with all existing and future senior debt of the Company, including all obligations under our existing credit facility, and senior in right of payment to all existing and future subordinated indebtedness of the Company. On February 9, 2005, we repurchased $223.0 million principal amount of the 11 7/8% notes tendered pursuant to the tender offer for such notes. $2.1 million principal amount of the 11 7/8% notes remains outstanding. We expect to redeem the outstanding principal amount of these notes in connection with the transactions.

Net cash provided by (used in) investing activities of continuing operations was $3.8 million, ($27.4) million and ($42.8) million for the years ended December 31, 2007, 2006 and 2005, respectively. These cash flows primarily reflect capital expenditures of $59.2 million, $32.3 million and $28.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in capital expenditures in 2007 is due to merger related expenditures. Net cash used in investing activities also includes acquisitions of telephone properties, net of cash acquired, of $49.8 million and $26.3 million for the years ended December 31, 2006 and 2005, respectively and proceeds from the sale of operating assets, investments and other assets of $59.9 million and $43.8 million for the years ended December 31, 2007 and 2006, respectively. In 2007, we received proceeds of $59.9 million principally related to the O-P Disposition and the sale of Yates. In 2006, we received proceeds of $43.8 million principally related to the sale of our investments in the Rural Telephone Bank and Southern Illinois Cellular Corporation.

Distributions from investments totaled $2.7 million, $10.7 million and $10.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. These distributions decreased in 2007 primarily as a result of the O-P Disposition. All of these distributions represent passive ownership interests in partnership investments. We do not control the timing or amount of distributions from such investments.

On January 15, 2007, Taconic entered into the Orange County-Poughkeepsie Limited Partnership Interest Purchase Agreement pursuant to which Taconic agreed to effect the O-P Disposition. This transaction closed on April 10, 2007 and therefore we no longer receive distributions from Orange County-Poughkeepsie Limited Partnership effective as of such date. In August 2007, we received $2.7 million from the escrow account related to the sale of our investment in Southern Illinois Cellular Corporation, which was completed in 2006. The $2.7 million was recorded as a gain on sale of investments during 2007.

Net cash used in financing activities from continuing operations was $40.5 million, $54.7 million and $16.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. For the year ended December 31, 2007, net proceeds from the issuance of long-term debt were $17.0 million and we paid dividends in the amount of $55.7 million. For the year ended December 31, 2006, net proceeds from the issuance of long-term debt were $0.5 million and we paid dividends in the amount of $55.2 million. For the year ended December 31, 2005, net proceeds from the issuance of common stock of $431.9 million were used for the net repayment of long term debt of $205.7 million and the repurchase of series A preferred stock and common stock of $129.3 million. The remaining proceeds were used to pay fees and penalties associated with the early retirement of long term debt of $61.0 million, to pay a deferred transaction fee of $8.4 million and to pay debt issuance costs of $9.0 million.

Our annual capital expenditures for our rural telephone operations have historically been significant. Because existing regulations allow us to recover our operating and capital costs, plus a reasonable return on our invested capital in regulated telephone assets, capital expenditures have historically constituted an attractive use of our cash flow. Capital expenditures, excluding merger related capital expenditures, were approximately $29.2 million, $32.3 million and $28.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Our cash capital expenditures related to the merger were approximately $30.0 million in 2007. In addition, in 2007, we incurred other merger related expenses of $52.1 million. A portion of these expenditures and expenses was paid for with proceeds from the O-P Disposition which was completed in April 2008. The remaining expenditures and expenses were funded through cash flow from operations and borrowings under our existing credit facility. As of December 31, 2007, we had received $34.2 million in cash and, as of February 22, 2008, we had received $40.0 million in cash, associated with qualified transition cost reimbursement from Verizon for certain of these expenditures and expenses. Our accounting treatment of these expenditures and expenses may cause the financial statement impact of these expenditures to be different than the cash flow impact.

We expect to make additional cash expenditures of approximately $35.0 million related to the merger through the closing of the merger, assuming the merger closes on March 31, 2008. Pursuant to the fifth amendment to our existing credit facility, we are prohibited from incurring additional obligations related to the merger after March 31, 2008; provided that we may make expenditures not to exceed $20 million in the aggregate from the proceeds of equity issuances or if we have received a reimbursement obligation from Verizon or another third party acceptable to our lenders and certain other conditions are satisfied.

We expect to effect the merger through the issuance of approximately 54.0 million shares of our common stock to existing Verizon stockholders and the incurrence of debt under the new $2,030 million credit facility consisting of a non-amortizing revolving facility in an aggregate principal amount of up to $200 million, a term loan A facility in an aggregate principal amount of up to $500 million, a term loan B facility in an aggregate principal amount of at least $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. We expect that Spinco will draw $1,160 million under the new term loan immediately prior to the spin-off and we will draw $470 million under the new term loan concurrently with the closing of the merger. We expect that the amounts borrowed by us, together with cash on hand at Spinco, will be used to repay in full all outstanding loans under our existing credit facility (approximately $684 million as of February 22, 2008) and $4 million of other outstanding indebtedness and to pay fees and expenses relating to the transactions. We also expect to borrow at least $110 million under the new delayed draw term loan during the one-year period following the closing of the merger to fund certain capital expenditures and other expenses associated with the merger. Following the merger, we will also be the obligor on approximately $540 million in aggregate principal amount of the notes.

If the merger is not consummated, we expect to incur approximately $17.8 million of cash restructuring costs, a substantial portion of which are expected to be paid in the second quarter of 2008, primarily related to the termination of contracts and employees associated with the transactions.

  Following the Transactions

Following consummation of the transactions our short-term and long-term liquidity needs will arise primarily from: (i) interest payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock, to the extent permitted by the agreements governing our indebtedness, including the new credit facility, and restrictions imposed by state regulatory authorities as conditions to their approval of the merger; and (v) potential acquisitions.

We anticipate that our primary source of liquidity following the transactions will continue to be cash flow from operations. We are also expected to have available funds under our new revolving credit facility and the delayed draw term loan facility of the new credit facility, subject to certain conditions.

As a result of the conditions imposed by regulatory authorities in connection with the approval of the merger, until the termination of conditions date, the annual dividend rate paid by us on our common stock following the merger may not exceed $1.03 per share. Financial covenants in the new credit facility and the indenture governing the notes are also expected to restrict our ability to pay dividends. See “Item 1.

Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger” and “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Dividend Policy and Restrictions.”

We expect that our annual maintenance capital expenditures following the transactions will be approximately $180 million to $190 million in the first full year following the closing of the merger. Assuming the merger closes on March 31, 2008, we expect that we will spend approximately $120 million to $130 million following the closing of the merger, primarily on network and system upgrades related to the integration of the Spinco business. We anticipate that we will fund these expenditures through cash flow from operations, borrowings under the delayed draw term loan facility of the new credit facility and, if necessary, borrowings under the revolving credit facility of the new credit facility, if necessary.

In addition, as a condition to the approval of the transactions by state regulatory authorities, we have agreed to make additional capital expenditures following the completion of the merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, we have agreed that, following the closing of the merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and $47 million in the first three years. We are also required to expend not less than $40 million (in addition to the $12 million obligation of the Verizon Group discussed in “Item 1. Business — Recent Developments — Regulatory Conditions,” “Item 1. Business — Regulatory Environment — State Regulation — Retail Regulation” and our separate $17.6 million obligation to implement a two-year DSL deployment plan) on equipment and infrastructure to expand the availability of broadband services in Maine.

The order issued by the state regulatory authority in Vermont also requires us to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and $40 million per year in the first three years following the closing of the merger. Pursuant to the Vermont order, we are required to remove double poles in Vermont, make service quality improvements and address certain broadband buildout commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group.

We are also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the merger and $49 million during each of the fourth and fifth years after the closing of the merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that we are required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the merger, we will be required to spend 150% of the amount of such shortfall at the direction of the NHPUC. We are required to spend at least $56.4 million over the 60-month period following the closing of the merger on broadband infrastructure in New Hampshire. We also are obligated to use a $25 million contribution by the Verizon Group to the working capital of Spinco prior to the closing and a $25 million payment by the Verizon Group to us following the closing, or its net present value at the closing, to make capital expenditures in New Hampshire in addition to those described above. See “Item 1. Business — Recent Developments — Regulatory Conditions” and “Item 1. Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger.”

In connection with the transactions, we will incur or assume substantial amounts of indebtedness, including amounts outstanding under the new credit facility and the notes. Interest payments on this indebtedness will be a significant use of our cash flow from operations following the transactions. We expect that immediately following the transactions we will have total debt of approximately $2.2 billion and annual interest expense of approximately $175 million. However, the amount of indebtedness following the transactions is subject to change, including as a result of market conditions.

We anticipate that our new credit facility will consist of a senior secured six-year revolving credit facility in an aggregate principal amount of $200.0 million, a senior secured six-year term loan A facility in an aggregate principal amount of up to $500.0 million, a senior secured seven-year term loan B facility in an aggregate principal amount of up to $1.18 billion and a delayed draw term loan facility available to be drawn until the first anniversary of the closing date of the merger in an aggregate principal amount of up to $200.0 million.

Our ability to service our indebtedness following the transactions will depend on our ability to generate cash in the future. Scheduled amortization payments are expected to begin on the term loan A facility of the new credit facility in 2009, on the term loan B facility of the new credit facility in 2010 and on the delayed draw facility of the new credit facility in 2011. We will be required to refinance all or a portion of our indebtedness on or before the maturity date and may not be able to refinance our indebtedness on commercially reasonable terms or at all. If we are unable to renew or refinance the new credit facility, our failure to repay all amounts due on the respective maturity dates would cause a default under the new credit facility.

On January 17, 2008, we entered into a letter agreement with Capgemini, which agreement was amended on February 28, 2008, in connection with the transactions. This agreement, as amended, provides that, if, following the nine month anniversary of the consummation of the merger, we continue to receive or request certain services under the TSA, Capgemini will pay an amount not to exceed $49.5 million of such fees for the tenth through twelfth months following the consummation of the merger, if applicable. In exchange for the payment of any fees under the TSA, we expect to issue to Capgemini shares of FairPoint preferred stock having a liquidation preference equal to the aggregate amount of such fees paid by Capgemini. The preferred stock will have a stated liquidation value of $1,000 per share, a 6.75% cumulative annual dividend in year one and an 8.75% cumulative annual dividend in year two and each succeeding year, which dividend will be payable in additional shares of preferred stock. The preferred stock issued to Capgemini will be non-voting, will not be convertible and will have no other rights or preferences. The preferred stock will be redeemable, in whole or in part, only after the expiration of the TSA, after payment to the supplier of the deferred payment obligations under the TSA and after we meet certain financial tests.

We believe that following the transactions that cash generated from operations will be sufficient to meet our debt service, dividend, capital expenditure and working capital requirements and employee benefit plan obligations for the foreseeable future, and to complete the back office and systems integration after the merger. We believe that following the transactions we may consider additional capital expenditures if cash is available beyond these requirements and we believe they are beneficial. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing or may be required to reduce our dividend payments if our results of operations or plans materially change in an adverse manner or prove to be materially inaccurate. Additional financing, even if permitted under the terms of the agreements governing the our indebtedness following the transactions, may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Summary of Contractual Obligations

The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

The following table discloses aggregate information about our contractual obligations as of December 31, 2007 and the periods in which payments are due:

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
		(Dollars in thousands)

Contractual obligations:
Long term debt	$624,972	$753	$2,372	$621,553	$294
Fixed interest payments	124,508	35,204	68,726	20,458	120
Variable interest payments	99,135	6,976	37,108	55,051	—
Operating leases	6,336	1,295	1,575	1,215	2,251

Total contractual cash obligations	$854,951	$44,228	$109,781	$698,277	$2,665

The following table discloses aggregate information about our derivative financial instruments as of December 31, 2007, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
		(Dollars in thousands)

Source of fair value:
Derivative financial instruments(1)	$(34,105)	(7,035)	(25,041)	(2,029)	—

(1)	Fair value of interest rate swaps at December 31, 2007 was provided by the counterparties to the underlying contracts using consistent methodologies.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for income taxes;

•	Valuation of long-lived assets, including goodwill; and

•	Accounting for software development costs.

Revenue recognition.  Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues are derived from revenue sharing arrangements with other local exchange carriers administered by the National Exchange Carrier Association.

The 1996 Act allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company’s telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of December 31, 2007, our earnings were lower than the authorized rate of return, and therefore we did not have a liability on the balance sheet for the 2005 to 2006 monitoring periods. The settlement period related to the 2005 to 2006 monitoring period lapses on September 30, 2009. We will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

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

We adopted FASB Interpretation No. (FIN) 48, Accounting For Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. Our unrecognized tax benefits totaled $3.7 million as of January 1, 2007 and $1.0 million as of December 31, 2007, of which $1.0 million would impact its effective tax rate, if recognized.

Based on certain assumptions, we had $183.5 million in federal and state NOL carryforwards as of December 31, 2007. In February 2005, we completed our initial public offering which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. As a result of such ownership change, there will be specific limitations on our ability to use our NOL carryforwards and other tax attributes. In order to fully utilize the deferred tax assets, mainly generated by the NOLs, we will need to generate future taxable income of approximately $136.5 million prior to the expiration of the NOL carryforwards beginning in 2019 through 2025.

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

Goodwill was $498.7 million at December 31, 2007. We have recorded intangible assets related to the acquired companies’ customer relationships of $13.8 million and accumulated amortization of $1.5 million as of December 31, 2007. These intangible assets are being amortized over 15 years. The intangible assets are included in intangible assets on our consolidated balance sheet.

We are required to perform an annual impairment review of goodwill as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” No impairment of goodwill resulted from the annual valuation of goodwill in 2007.

Accounting for software development costs.  We capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public

Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (98-1). Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by generally accepted accounting principles, or GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter of 2008. The impact of adopting SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115,” which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The impact of adopting SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact, if any, the adoption of SFAS 160 will have on our consolidated financial statements.

Inflation

We do not believe inflation has a significant effect on our operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, approximately 89% of our indebtedness bore interest at fixed rates or effectively at fixed rates. Our earnings are affected by changes in interest rates as our long-term indebtedness under our existing credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at December 31, 2007 increased by 10%, our interest expense would have increased, and our income from continuing operations before taxes would have decreased, by approximately $0.1 million for the year ended December 31, 2007.

We have entered into interest rate swaps to manage our exposure to fluctuations in interest rates on our variable rate indebtedness. The fair value of these swaps was a net liability of approximately $34.1 million at December 31, 2007. The fair value indicates an estimated amount we would have paid to cancel the contracts or transfer them to other parties.

Subsequent to December 31, 2007, we entered into two additional swap agreements that are contingent on the merger. One swap agreement is for a notional amount of $300 million at a rate of 4.49% (or 6.24% including the applicable margin). This agreement is effective as of December 31, 2010 and expires on December 31, 2012. The second swap agreement is for a notional amount of $250 million at a rate of 3.25% (or 5.00% including the applicable margin). This agreement expires on December 31, 2010.

Subsequent to December 31, 2007, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, we have experienced an adverse impact to the fair value liability of our interest rate swaps. As of February 15, 2008, the fair value liability has increased approximately $24.3 million from a balance of $34.1 million as of December 31, 2007 to $58.4 million as of February 15, 2008.

We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we pay a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or we receive a payment if the variable rate payment is above the contractual rate. The chart below provides details of each of our interest rate swap agreements as of December 31, 2007.

			Rate, including
Effective Date:	Notional Amount	Rate	applicable margin	Expiration Date

February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	6.66%	December 30, 2011
December 31, 2007	$75.0 Million	5.46%	7.21%	December 31, 2010
December 31, 2008	$100.0 Million	5.02%	6.77%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	7.40%	December 31, 2011
June 30, 2008*	$100.0 Million	4.99%	6.74%	December 30, 2010
June 30, 2008*	$100.0 Million	4.95%	6.70%	June 30, 2010
June 30, 2008*	$100.0 Million	5.45%	7.20%	December 31, 2010
June 30, 2008*	$100.0 Million	5.30%	7.05%	December 30, 2010
June 30, 2008*	$100.0 Million	4.50%	6.25%	December 31, 2010
June 30, 2008*	$100.0 Million	4.50%	6.25%	December 31, 2010

*	Contingent upon the closing of the transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FairPoint Communications, Inc.:

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FairPoint Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective January 1, 2007, and the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Charlotte, North Carolina
February 28, 2008

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2007 and 2006

(in thousands, except share data)

	2007	2006

Assets
Current assets:
Cash	$2,942	$3,805
Current receivables, net	22,705	27,940
Other receivables	6,744	593
Materials and supplies	5,349	5,128
Prepaid and other	4,301	2,631
Deferred income tax	4,459	33,648
Interest rate swaps	—	5,425

Total current assets	46,500	79,170

Property, plant, and equipment, net	268,890	246,264
Goodwill	498,725	499,184
Investments	6,654	12,057
Intangible assets, net	12,257	13,197
Debt issue costs, net	6,663	7,574
Deferred income tax	56,042	23,830
Interest rate swaps	—	3,190
Other	736	764

Total assets	$896,467	$885,230

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$35,256	$14,337
Dividend payable	13,952	13,908
Other accrued liabilities	14,120	12,713
Accrued interest payable	580	560
Accrued bonuses	4,509	3,304
Current portion of long-term debt	753	714
Demand notes payable	258	312
Interest rate swaps	7,035	—
Liabilities of discontinued operations	—	486

Total current liabilities	76,463	46,334

Long-Term Liabilities:
Long-term debt, net of current portion	624,219	607,272
Interest rate swaps	27,070	—
Other liabilities	6,810	6,897

Total long-term liabilities	658,099	614,169

Minority interest	7	8

Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 35,222,445 shares at December 31, 2007 and 35,218,443 at December 31, 2006	352	352
Additional paid-in capital	477,625	530,536
Accumulated other comprehensive (loss) income, net	(10,548)	5,376
Accumulated deficit	(305,531)	(311,545)

Total stockholders’ equity	161,898	224,719

Total liabilities and Stockholders’ Equity	$896,467	$885,230

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended December 31, 2007, 2006, and 2005

(in thousands, except per share data)

	2007	2006	2005

Revenues	$283,462	$270,069	$262,843

Operating expenses:
Operating expenses, excluding depreciation and amortization	218,560	155,463	143,425
Depreciation and amortization	50,836	53,236	52,390
Gain on sale of operating assets	(2,164)	—	—

Total operating expenses	267,232	208,699	195,815

Income from operations	16,230	61,370	67,028

Other income (expense):
Net gain (loss) on sale of investments and other assets	49,455	14,740	(11)
Interest and dividend income	965	3,315	2,499
Interest expense	(39,662)	(39,665)	(46,416)
Impairment of investments	—	—	(1,200)
Equity in net earnings of investees	5,025	10,616	11,302
Loss on derivative instruments	(17,202)	—	—
Other nonoperating, net	—	—	(87,746)

Total other expense	(1,419)	(10,994)	(121,572)

Income (loss) from continuing operations before income taxes	14,811	50,376	(54,544)
Income tax (expense) benefit	(9,093)	(19,858)	83,096
Minority interest in income of subsidiaries	(1)	(2)	(2)

Income from continuing operations	5,717	30,516	28,550

Discontinued operations:
Income on disposal of assets of discontinued operations	297	574	380

Income from discontinued operations	297	574	380

Net income	$6,014	$31,090	$28,930

Basic weighted average shares outstanding	34,752	34,629	31,927
Diluted weighted average shares outstanding	34,980	34,754	31,957
Basic earnings per common share:
Continuing operations	$0.16	$0.88	$0.89
Discontinued operations	0.01	0.02	0.02
Net income	$0.17	$0.90	$0.91
Diluted earnings per common share:
Continuing operations	$0.16	$0.88	$0.89
Discontinued operations	0.01	0.01	0.02
Net income	$0.17	$0.89	$0.91

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2007, 2006, and 2005

(in thousands)

									Accumulated		Total
			Class A		Class C		Additional		other		stockholders’
	Common Stock		Common		Common		paid-in	Unearned	comprehensive	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	compensation	(loss) income	deficit	(deficit)

Balance at December 31, 2004	—	—	8,643	86	809	8	198,519	—	—	(371,565)	(172,952)
Net income	—	—	—	—	—	—	—	—	—	28,930	28,930
Net proceeds from issuance of common stock	25,000	250	—	—	—	—	431,671	—	—	—	431,921
Transfer of Class A and Class C to common stock	9,452	94	(8,643)	(86)	(809)	(8)	—	—	—	—	—
Exercise of stock options	98	1	—	—	—	—	183	—	—	—	184
Issuance of restricted shares, net of forfeitures	471	5	—	—	—	—	8,545	(8,550)	—	—	—
Recognition of compensation expense	—	—	—	—	—	—	275	2,075	—	—	2,350
Dividends declared	—	—	—	—	—	—	(49,062)	—	—	—	(49,062)
Other comprehensive income from cash flow hedges	—	—	—	—	—	—	—	—	5,477	—	5,477

Balance at December 31, 2005	35,021	$350	—	$—	—	$—	$590,131	$(6,475)	$5,477	$(342,635)	$246,848

Net income	—	—	—	—	—	—	—	—	—	31,090	31,090
Issuance of restricted shares	216	2	—	—	—	—	—	—	—	—	2
Restricted stock cancelled for withholding tax	(42)	—	—	—	—	—	(633)	—	—	—	(633)
Exercise of stock options and restricted units	23	—	—	—	—	—	24	—	—	—	24
Stock based compensation expense	—	—	—	—	—	—	2,859	—	—	—	2,859
Reclassify unearned compensation	—	—	—	—	—	—	(6,475)	6,475	—	—	—
Dividends declared	—	—	—	—	—	—	(55,370)	—	—	—	(55,370)
Other comprehensive loss from cash flow hedges	—	—	—	—	—	—	—	—	(101)	—	(101)

Balance at December 31, 2006	35,218	$352	—	$—	—	$—	$530,536	$—	$5,376	$(311,545)	$224,719

Net income	—	—	—	—	—	—	—	—	—	6,014	6,014
Issuance of restricted shares	56	1	—	—	—	—	—	—	—	—	1
Restricted stock cancelled for withholding tax	(61)	(1)	—	—	—	—	(1,127)	—	—	—	(1,128)
Exercise of restricted units	9	—	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	3,966	—	—	—	3,966
Dividends declared	—	—	—	—	—	—	(55,750)	—	—	—	(55,750)
Other comprehensive loss from cash flow hedges	—	—	—	—	—	—	—	—	(15,924)	—	(15,924)

Balance at December 31, 2007	35,222	$352	—	$—	—	$—	$477,625	$—	$(10,548)	$(305,531)	$161,898

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years ended December 31, 2007, 2006, and 2005

(in thousands)

	2007	2006	2005

Net income	$6,014	$31,090	$28,930
Other comprehensive (loss) income:
Cash flow hedges:
Change in net unrealized (loss) gain, net of tax (benefit) expense of ($9,618), ($61) and $3,308 for the years ended December 31, 2007, 2006 and 2005, respectively	(15,924)	(101)	5,477

Other comprehensive (loss) income	(15,924)	(101)	5,477

Comprehensive (loss) income	$(9,910)	$30,989	$34,407

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006, and 2005

(in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$6,014	$31,090	$28,930

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(297)	(574)	(380)
Dividends and accretion on shares subject to mandatory redemption	—	—	2,362
Depreciation and amortization	50,836	53,236	52,390
Loss of preferred stock subject to mandatory redemption	—	—	9,899
Amortization of debt issue costs	1,538	1,571	1,859
Provision for uncollectible revenue	2,733	1,798	3,245
Deferred income taxes	7,547	17,474	(84,208)
Income from equity method investments	(5,025)	(10,616)	(11,302)
Deferred patronage dividends	(55)	(1)	(77)
Minority interest in income of subsidiaries	1	2	2
Loss on early retirement of debt	—	—	77,847
Net (gain) loss on sale of investments and other assets	(49,455)	(14,740)	11
Gain on sale of operating assets	(2,164)	—	—
Net loss on derivative instruments	17,202	—	—
Impairment of investments	—	—	1,200
Amortization of investment tax credits	(11)	(12)	(16)
Stock-based compensation	3,966	2,859	2,350
Other non-cash item	—	(637)	(212)
Changes in assets and liabilities arising from continuing operations, net of acquisitions:
Accounts receivable	(3,627)	5,500	(3,103)
Prepaid and other assets	(1,084)	(790)	576
Accounts payable	6,494	(1,289)	(3,428)
Accrued interest payable	20	272	(16,309)
Other accrued liabilities	3,186	(2,647)	338
Income taxes	(867)	29	(363)
Other assets/liabilities	(1,123)	(759)	71

Total adjustments	29,815	50,676	32,752

Net cash provided by operating activities of continuing operations	35,829	81,766	61,682

Cash flows from investing activities of continuing operations:
Acquisition of telephone properties, net of cash acquired	—	(49,837)	(26,258)
Purchase of property, plant, and equipment	(59,152)	(32,317)	(28,099)
Proceeds from sale of property, plant, and equipment	371	327	698
Distributions from investments	2,672	10,654	10,859
Payment on covenants not to compete	(20)	(20)	(110)
Acquisition of investments	—	—	(12)
Proceeds from sale of operating assets	2,496	—	—
Proceeds from sale of investments and other assets	57,452	43,832	115

Net cash provided by (used in) investing activities of continuing operations	3,819	(27,361)	(42,807)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2007, 2006, and 2005

(in thousands)

	2007	2006	2005

Cash flows from financing activities of continuing operations:
Proceeds from issuance of long-term debt	163,545	129,200	699,959
Repayment of long-term debt	(146,586)	(128,651)	(905,675)
Payment of fees and penalties associated with early retirement of long term debt	—	—	(61,037)
Payment of deferred transaction fee	—	—	(8,445)
Payment of tax withholdings on vested restricted shares	(1,127)	—	—
Repurchase of shares of common stock subject to put options	—	—	(136)
Repurchase of redeemable preferred stock	—	—	(129,141)
Loan origination and offering costs	(628)	—	(8,975)
Dividends paid to minority stockholders	(3)	(4)	(4)
Proceeds from the exercise of stock options	—	24	184
Net proceeds from issuance of common stock	—	—	431,921
Dividends paid to common stockholders	(55,706)	(55,237)	(35,298)

Net cash used in financing activities of continuing operations	(40,505)	(54,668)	(16,647)

Cash flows of discontinued operations:
Operating cash flows	(6)	(1,015)	(740)

Net (decrease) increase in cash	(863)	(1,278)	1,488
Cash, beginning of year	3,805	5,083	3,595

Cash, end of year	$2,942	$3,805	$5,083

Supplemental disclosure of cash flow information:
Interest paid	$38,922	$37,822	$58,494

Income taxes paid, net of refunds	$2,482	$2,369	$946

Non-cash capital expenditures	$14,034	$—	$—

See accompanying notes to consolidated financial statements.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1)	ORGANIZATION, PRINCIPLES OF CONSOLIDATION & LIQUIDITY

(a)	Organization

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

STE’s wholly-owned subsidiaries include Sunflower Telephone Company, Inc. (Sunflower); Northland Telephone Company of Maine, Inc.; FairPoint Vermont, Inc.; ST Computer Resources, Inc.; and ST Long Distance, Inc. (ST Long Distance). Ventures’ wholly-owned subsidiaries include Bentleyville Communications Corporation (Bentleyville), Berkshire Telephone Corporation (Berkshire), Sidney Telephone Company (Sidney); C-R Communications, Inc. (C-R); Taconic Telephone Corp. (Taconic); Ellensburg Telephone Company (Ellensburg); Chouteau Telephone Company (Chouteau); Utilities, Inc. (Utilities); Chautauqua and Erie Telephone Corporation (C&E); The Columbus Grove Telephone Company (Columbus Grove); The Orwell Telephone Company (Orwell); GTC Communications, Inc. (GT Com); Peoples Mutual Telephone Company (Peoples); Fremont Telcom Co. (Fremont); Fretel Communications, LLC (Fretel); Comerco, Inc. (Comerco); Marianna and Scenery Hill Telephone Company (Marianna); Community Service Telephone Co. (CST); Commtel Communications Inc. (Commtel); Telephone Service Company; and The Germantown Independent Telephone Company (GITC). Services’ wholly owned subsidiaries include Bluestem Telephone Company (Bluestem); Big Sandy Telecom, Inc. (Big Sandy); FairPoint Communications Missouri, Inc.; Columbine Telecom Company (Columbine); Odin Telephone Exchange, Inc. (Odin); Ravenswood Communications, Inc. (Ravenswood); Unite Communications Systems, Inc.; and Yates City Telephone Company (Yates).

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

The Company’s telephone subsidiaries periodically review the applicability of SFAS No. 71 based on the developments in their current regulatory and competitive environments.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(c)	Liquidity

On February 25, 2008, the Company entered into the Fifth Amendment, or the Fifth Amendment, to its existing credit facility in order to accommodate the Merger (as defined below in note 3(a)) related costs expected to be incurred and due through March 31, 2008, and to meet certain restrictive debt covenants as of various dates for the period March 31, 2008 through December 31, 2008. Additionally, the Company amended its agreement with Capgemini, or the Capgemini Second Amendment, to defer all amounts due as of March 31, 2008 in the event that the closing of the Merger is not consummated or is delayed beyond March 31, 2008. The Company expects to continue to incur significant monthly costs related to the Merger through the closing of the Merger. Management of the Company believes that the Fifth Amendment was necessary to avoid events of default relative to certain covenants as of March 31, 2008, assuming the closing of the Merger does not occur on or before March 31, 2008. In the event that the Merger does not occur on or before March 31, 2008 and the Company plans to continue to pursue the Merger, the Company will either seek to obtain third-party financing (as permitted in the Fifth Amendment) or cease incurring expenditures related to the Merger until the Merger closes.

Among other things, the Fifth Amendment: (i) allows the Company to continue to satisfy pre-closing cash expenditures and cost obligations related to the Merger during the three months ending March 31, 2008; (ii) provides accommodations for certain restructuring charges that the Company would incur if the Merger is not consummated; (iii) amends the interest coverage ratio maintenance covenant to require its interest coverage ratio to be not less than 1.85:1.00 for any fiscal quarter ending after December 31, 2007, and on or prior to December 31, 2008, and 2.50:1.00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 2.75:1.00 for any fiscal quarter ending thereafter; (iv) amends the leverage ratio maintenance covenant to require the Company’s leverage ratio to not exceed 6.50:1.00 for any quarter ending after December 31, 2007 and on or prior to December 31, 2008, 5.00:1.00 for any fiscal quarter ending after December 31, 2008 and on or prior to December 31, 2009 and 4.50:1.00 for any fiscal quarter ending thereafter; (v) restricts the Company’s ability to pay dividends on and repurchase shares of common stock if (1) the Company’s total leverage ratio exceeds 4.50:1.00 (previously 5.25:1.00) on the dividend calculation date and/or (2) our cash on hand is less than $20 million (previously $10 million), (vi) provides more restrictive negative covenants and minimum liquidity requirements, requires minimum repayments if certain financial conditions are met, and increases mandatory prepayments from proceeds of debt and equity issuances; (vii) provides for acceleration of the maturity of the borrowings under the Company’s existing credit facility to June 30, 2009 if the amounts due under the Capgemini Second Amendment are outstanding as of that date and has a mandatory payment date on or prior to the maturity of the borrowings under the credit facility as of such date; (viii) limits the Company to $58.4 million in merger related expenditures through March 31, 2008; (ix) prohibits the Company from making any cash expenditures related to the Merger after March 31, 2008 unless the Company raises up to $20.0 million of additional capital or has a reimbursement agreement from a third party agreed to by the lenders and certain other conditions are satisfied; (x) allows the Company to incur one-time cash restructuring charges (including severance) up to $17.8 million during the quarters ended June 30, 2008 and September 30, 2008 in connection with the termination of the Merger Agreement; (xi) provides for higher interest rate margins (3.00% on base rate loans and 4.00% on Eurodollar loans), a Eurodollar rate floor of 2.50% and premiums payable during the two year period beginning on May 1, 2008 upon certain repayments of borrowings under the Company’s existing credit facility, which provisions would become effective as of May 1, 2008 if its existing credit facility has not been repaid in full on or prior to such date and (xii) provides for higher interest rate margins (5.00% on base loans and 6.00% on Eurodollar loans), a Eurodollar rate floor of 3.25%, which provisions would become effective as of January 1, 2009 if our existing credit facility has not been repaid in full on or prior to such date.

The Company will pay fees of approximately $30.6 million to the lenders in connection with the Fifth Amendment. These fees are payable as follows: $1.7 million due in February 2008, $1.7 million due in April

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2008, $10.2 million due in May 2008, and the remaining $17.0 million due in the first quarter of 2009. These amounts are only payable on the specified dates if the debt is outstanding when the payments are due.

Under the terms of the Capgemini Second Amendment, dated February 25, 2008, the Company agreed that if the Merger is not consummated or is delayed beyond March 31, 2008, the total amount due to Capgemini would be approximately $36 million. In these circumstances, this amount will be repaid as follows: $6 million will be payable in 2008 and $30 million will be payable in 2009 through 2011 in quarterly installments. Unpaid balances will be payable with interest at an annual rate of 6.25%.

After considering the modified debt covenants effected by the Fifth Amendment, the deferral of amounts due to Capgemini under the Capgemini Second Amendment, the Company’s projected cash flows, cash available and borrowings available under the existing credit facility at December 31, 2007, management believes that the Company has sufficient liquidity to cover the Company’s working capital needs, capital expenditures and debt service requirements through at least December 31, 2008.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Use of Estimates

The Company’s management has made a number of estimates and assumptions relating to the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles, or GAAP. Actual results could differ from those estimates.

(b)	Revenue Recognition

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

Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. The majority of the Company’s miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided. The Company recognizes directory services revenue over the subscription period of the corresponding directory. Billing and collection is normally billed under contract or tariff supervision. Directory services are normally billed under contract.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)	Accounts Receivable

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

The following is activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

	2007	2006	2005

Balance, beginning of period	$1,815	$2,121	$1,255
Acquisition adjustments	—	212	28
Provision charged to expense	2,733	1,798	3,245
Amounts written off, net of recoveries	(2,422)	(2,316)	(2,407)

Balance, end of period	$2,126	$1,815	$2,121

(e)	Credit Risk

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

(f)	Investments

Investments consist of stock in CoBank, ACB (CoBank), the Rural Telephone Finance Cooperative (RTFC), various cellular companies and partnerships and other minority equity investments, and Non-Qualified Deferred Compensation Plan assets. The stock in CoBank and the RTFC is nonmarketable and stated at cost. For investments in partnerships, the equity method of accounting is used.

Non-Qualified Deferred Compensation Plan assets are classified as trading. The Company uses fair value reporting for marketable investments in debt and equity securities classified as trading. Unrealized holding gains and losses on trading securities are included in other income.

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

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

The Company currently receives patronage dividends from its investments in businesses organized as cooperatives for Federal income tax purposes (CoBank and RTFC stock). Patronage dividends represent cash distributions of the cooperative’s earnings and notices of allocations of earnings to the Company. Deferred and uncollected patronage dividends are included as part of the basis of the investment until collected. The Company’s investment in the Rural Telephone Bank (RTB) paid dividends annually at the discretion of its board of directors. The investment in the RTB was liquidated in April 2006.

(g)	Property, Plant, and Equipment

Property, plant, and equipment are carried at cost. Repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. For traditional telephone companies, the original cost of depreciable property retired, together with removal cost, less any salvage realized, is charged to accumulated depreciation. For all other companies, the original cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Depreciation for regulated property and equipment is based on a composite depreciation rate. Depreciation for non-regulated property and equipment is determined using the straight-line method for financial reporting purposes.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, or SOP 98-1. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred. The Company also capitalizes interest associated with the acquisition or construction of network-related assets. Capitalized interest is reported as part of the cost of the network-related assets and as a reduction in interest expense. As of December 31, 2007, the Company had capitalized $21.7 million of costs under SOP 98-1 related to the merger.

In 2005 and 2004, the Company developed and implemented, with CSG Systems, Inc., an integrated end-user billing system. The costs to develop the system were accounted for in accordance with SOP 98-1. Aggregate capitalized costs (before accumulated amortization) totaled $8.6 million (of which, $5.1 million was capitalized in 2004), of which the majority represents payments for license fees and third-party consultants. As a result of the Company’s decision to convert to a new end-user billing system in November 2005, the capitalized costs associated with the CSG Systems, Inc. billing system was amortized over its remaining useful life which was estimated to be 8 months (reduced from 5 years).

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

(h)	Debt Issue Costs

Debt issue costs are being amortized over the life of the related debt, ranging from 3 to 10 years. In 2005, the Company entered into a new senior secured credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million. The Company incurred a total of $11.1 million of debt issuance costs associated with entering

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

into the existing credit facility and subsequent amendments thereto. Accumulated amortization was $4.5 million and $2.9 million as of December 31, 2007 and 2006, respectively.

Amortization of debt issue costs was $1.5 million, $1.6 million and $1.9 million at December 31, 2007, 2006 and 2005, respectively.

(i)	Goodwill and Other Intangible Assets

Goodwill consists of the difference between the purchase price incurred in acquisitions using the purchase method of accounting and the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows.

Other intangible assets recorded by the Company consist of acquired customer relationships. These intangible assets are amortized over their estimated useful lives which the Company determined to be 15 years.

(j)	Impairment of Long-lived Assets

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

(k)	Income Taxes

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

The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The Company’s unrecognized tax benefits totaled $3.7 million as of January 1, 2007 and $1.0 million as of December 31, 2007, of which $1.0 million would impact its effective tax rate, if recognized.

As part of the income tax provision process of preparing the Company’s consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. When considered together with the Company’s history of producing positive operating results and other evidence affecting the recoverability of deferred tax assets, the Company expects that future taxable income will more likely than not be sufficient to recover net deferred tax assets.

(l)	Interest Rate Swap Agreements

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

			Rate, including
Effective Date:	Notional Amount	Rate	applicable margin	Expiration Date

February 8, 2005	$130.0 Million	3.98%	5.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	5.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	6.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	6.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	7.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	6.66%	December 30, 2011
December 31, 2007	$75.0 Million	5.46%	7.21%	December 31, 2010
December 31, 2008	$100.0 Million	5.02%	6.77%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	7.40%	December 31, 2011

As a result of these swap agreements, as of December 31, 2007, approximately 89% of the Company’s indebtedness bore interest at fixed rates rather than variable rates. Effective on September 30, 2005, the Company amended the terms of its credit facility. This amendment reduced the effective interest rate margins applicable to the Company’s interest rate swap agreements by 0.25% to 1.75%.

The aforementioned interest rate swaps qualify as cash flow hedges for accounting purposes. The effect of hedge ineffectiveness on net income was insignificant for the year ended December 31, 2007. At December 31, 2007, the fair value of these swaps was a $16.9 million liability which has been recorded, net of tax of $6.4 million, as a decrease to accumulated other comprehensive (loss) income. Of the $16.9 million, $2.9 million is classified as current and $14.0 million is classified as long term on the consolidated balance sheet.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In addition, during 2007, the Company entered into six forward starting swap agreements, which are contingent upon the closing of the merger, for a total notional amount of $600 million. These swaps did not meet the criteria for hedge accounting. For the year ended December 31, 2007, the changes in fair value of the contingent swap contracts resulted in a $17.2 million pre-tax loss included in other income (expense) on the consolidated statement of operations. Of the $17.2 million liability, $4.1 million is classified as current and $13.1 million is classified as long term on the consolidated balance sheet.

Subsequent to December 31, 2007, we entered into two additional swap agreements that are contingent on the merger. One swap agreement is for a notional amount of $300 million at a rate of 4.49% (or 6.24% including the applicable margin). This agreement is effective as of December 31, 2010 and expires on December 31, 2012. The second swap agreement is for a notional amount of $250 million at a rate of 3.25% (or 5.00% including the applicable margin). This agreement expires on December 31, 2010.

Subsequent to December 31, 2007, events in the global credit markets have impacted the expectation of near-term variable borrowing rates. As a result, the Company has experienced an adverse impact to the fair value liability of its interest rate swaps. As of February 15, 2008, the fair value liability has increased approximately $24.3 million from a balance of $34.1 million as of December 31, 2007 to $58.4 million as of February 15, 2008.

(m)	Stock Option Plans

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of SFAS No. 123(R) using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company.

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

(n)	Business Segments

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

(o)	Earnings Per Share

Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation includes the impact of restricted units, restricted stock and shares that could be issued under outstanding stock options.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share:

	Year ended December 31
	2007	2006	2005

Weighted average number of common shares used for basic earnings per share	34,752	34,629	31,927
Effect of potential dilutive shares	228	125	30

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	34,980	34,754	31,957

Anti-dilutive shares excluded from the above reconciliation	521	1,579	1,215

Excluded from the computation of diluted earnings per share were stock awards that are contingently issuable shares, and awards in which the assumed proceeds of the corresponding stock awards were greater than the average market price of the Company’s common stock during the respective periods.

(p)	New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 are effective for us in the first quarter of 2008. The impact of adopting SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 is effective for the first fiscal year beginning after November 15, 2007. The impact of adopting SFAS No. 159 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

(3)	Certain Transactions

(a)	Merger

On January 15, 2007, the Company entered into an Agreement and Plan of Merger with Verizon Communications Inc., or Verizon, and Northern New England Spinco Inc., or Spinco, as amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of April 20, 2007, Amendment No. 2 to Agreement and Plan of Merger, dated as of June 28, 2007, Amendment No. 3 to Agreement and Plan of Merger, dated as of July 3, 2007, Amendment No. 4 to Agreement and Plan of Merger, dated as of November 16, 2007, and Amendment No. 5 to Agreement and Plan of Merger, dated as of February 25, 2008 referred to herein as the Merger Agreement, pursuant to which Spinco will merge with and into the Company with the Company continuing as the surviving corporation for legal purposes, which transaction is referred to herein as the Merger. Spinco is a newly formed wholly-owned subsidiary of Verizon that will own or indirectly own Verizon’s local exchange and related business activities in Maine, New Hampshire and Vermont. The Company will be the acquiree for accounting purposes. Consequently, certain Merger related costs that are normally capitalized are being expensed as incurred in connection with the transaction and FairPoint’s assets and liabilities will be recorded at fair value upon acquisition. The Merger is subject to regulatory approval. The Company expects the merger to close on March 31, 2008.

As of December 31, 2007, approximately $70.9 million of systems development and associated costs had been capitalized and $65.3 million had been expensed related to the Merger. These amounts were partially offset by approximately $26.9 million and $13.1 million, respectively, for amounts that have been reimbursed to the Company by Verizon pursuant to the Merger Agreement. Under the terms of the Merger Agreement, Verizon will reimburse the Company for up to $40.0 million of certain qualified transition costs (subject to the specific terms contained in the Merger Agreement). As of December 31, 2007, the Company had received $34.2 million from Verizon and the remaining $5.8 million was recorded within other receivables.

(b)	Initial Public Offering

On February 8, 2005, the Company consummated an initial public offering, or the offering, of 25,000,000 shares of its common stock, par value $0.01 per share, or common stock, at a price to the public of $18.50 per share.

In connection with the offering, the Company entered into a new senior secured credit facility, or the existing credit facility, with a syndicate of financial institutions, including Deutsche Bank Trust Company Americas, as administrative agent. The existing credit facility is comprised of a revolving facility in an aggregate principal amount of $100 million (less amounts reserved for letters of credit) and a term facility in an aggregate principal amount of $588.5 million (including a $22.5 million delayed draw facility). The revolving facility has a six year maturity and the term facility has a seven year maturity. The offering, the

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

existing credit facility and the transactions described below are referred to herein collectively as the transactions. The Company received gross proceeds of $462.5 million from the offering which, net of costs incurred of $30.6 million related to the offering, was allocated to paid-in capital.

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

On May 2, 2005, the Company used $22.4 million of borrowings under the delayed draw facility of the existing credit facility to redeem the $19.9 million aggregate principal amount of the 12 1/2% notes (including accrued interest and redemption premiums) that were not tendered in the tender offer for such notes. In connection with such redemption, a premium of $1.2 million was recorded and an additional $0.4 million of existing debt issuance costs was charged off, resulting in the recognition of a loss of $1.6 million for retirement of debt in 2005.

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

On December 14, 2007, the Company declared a dividend of $0.39781 per share of common stock, which was paid on January 16, 2008 to holders of record as of December 31, 2007. In 2007, the Company declared dividends totaling $55.8 million, or $1.59124 per share of common stock. In 2006, the Company declared dividends totaling $55.4 million, or $1.59124 per share of common stock.

(4)	Acquisitions and Dispositions

On July 31, 2007, the Company completed the sale of the assets of Yates City Telephone Company, or Yates, for $2.5 million. Yates is located in Yates City, Illinois and had less than 500 access lines at the time of the sale. The Company recorded a gain on the sale of $2.2 million in operating income.

On November 15, 2006, the Company and certain subsidiaries completed the merger with The Germantown Independent Telephone Company, or GITC. The merger consideration was $10.7 million (or $9.2 million net of cash acquired). Goodwill on this transaction will not be deductible for income tax purposes. The Company incurred acquisition costs of $0.3 million. GITC is a single exchange rural incumbent local exchange carrier located in the Village of Germantown, Ohio. In 2007, the Company recorded a $0.3 million purchase adjustment to reduce the goodwill related to GITC.

The GITC acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s purchase price allocation, the excess of the purchase price and acquisition costs over the fair value of the net tangible assets

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

acquired was approximately $6.2 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $1.8 million and the remaining $4.4 million has been recognized as goodwill. The estimated useful life of the $1.8 million intangible asset is 15 years.

On August 17, 2006, the Company completed the purchase of Unite Communications Systems, Inc., or Unite, for approximately $11.5 million (or $11.4 million net of cash acquired). Goodwill on this transaction will be deductible for income tax purposes. The Company incurred acquisition costs of $58,000. Unite owns ExOp of Missouri, Inc., which is a facilities-based voice, data and video service provider located outside of Kansas City, Missouri. In 2007, the Company recorded a $0.2 million purchase adjustment to reduce the goodwill related to Unite.

The Unite acquisition has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities have been recorded at their estimated fair values as of the date of acquisition, and its results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. Based upon the Company’s purchase price allocation the excess of the purchase price and acquisition costs over the fair value of the net tangible assets acquired was approximately $5.6 million. The Company recorded an intangible asset related to the acquired company’s customer relationships of $2.9 million and the remaining $2.7 million has been recognized as goodwill. The estimated useful life of the $2.9 million intangible asset is 15 years.

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

The allocation of the total net purchase price of the GITC, Unite and Cass County acquisitions, which occurred in 2006, is shown in the table below (in thousands):

Current assets	$3,226
Property, plant, and equipment	28,166
Investments	869
Excess cost over fair value of net assets acquired	16,410
Intangible assets	10,000
Current liabilities	(5,751)
Other liabilities	(1,913)

Total net purchase price	$51,007

On May 2, 2005, the Company completed the acquisition of Berkshire Telephone Corporation, or Berkshire, for a purchase price of approximately $20.3 million (or $16.4 million net of cash acquired). Berkshire is an independent local exchange carrier that provides voice communication, cable and internet services to over 7,200 access line equivalents, as of the date of acquisition, serving five communities in New York State. Berkshire’s communities of service are adjacent to those of Taconic Telephone Corp., one of the

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Company’s subsidiaries. In 2006, the Company recorded a $1.0 million purchase adjustment to increase the goodwill related to Berkshire.

On September 1, 2005, the Company completed the acquisition of Bentleyville Communications Corporation, or Bentleyville, for a purchase price of approximately $11.0 million (or $9.3 million net of cash acquired). Bentleyville, which had approximately 3,600 access line equivalents as of the date of acquisition, provides telecommunications, cable and internet services to rural areas of Southwestern Pennsylvania that are adjacent to our existing operations in Pennsylvania.

(5)	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2005	$481,343
Acquisition of GITC, Unite and Cass County	16,869
Acquisition adjustment to Berkshire goodwill	972

Balance, December 31, 2006	499,184
Acquisition adjustment to GITC goodwill	(271)
Acquisition adjustment to Unite	(188)

Balance, December 31, 2007	$498,725

As required under SFAS No. 142, the Company updated its annual impairment testing of goodwill as of December 31, 2007, 2006, and 2005, and determined that no impairment loss was required to be recognized.

The Company has recorded intangible assets related to the acquired companies’ customer relationships of $13.8 million. These intangible assets are being amortized over 15 years using the straight-line method. As of December 31, 2007 and 2006, accumulated amortization related to the customer relationship intangibles was $1.5 million and $0.6 million, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $0.5 million and $0.1 million, respectively. Amortization expense related to these customer relationship intangibles is expected to be approximately $0.9 million per year over the next five years.

(6) Property, Plant, and Equipment

A summary of property, plant, and equipment from continuing operations is shown below (in thousands):

	Estimated
	life	2007	2006
	(in years)

Land	—	$4,000	$4,256
Buildings and leasehold improvements	2 -- 40	43,217	41,486
Telephone equipment	3 -- 50	719,541	704,146
Cable equipment	3 -- 20	13,632	12,190
Furniture and equipment	3 -- 34	24,887	22,718
Vehicles and equipment	3 -- 20	28,058	27,458
Computer software	3 -- 5	9,699	6,880
Plant under construction	--	53,335	10,100

Total property, plant, and equipment		896,369	829,234
Accumulated depreciation		(627,479)	(582,970)

Net property, plant, and equipment		$268,890	$246,264

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The telephone company composite depreciation rate for regulated property and equipment was 6.03%, 7.29%, and 7.38% in 2007, 2006, and 2005, respectively. Depreciation expense from continuing operations, excluding amortization of intangible assets and the previously disclosed deferred billing system credits, for the years ended December 31, 2007, 2006, and 2005 was $50.1 million, $56.1 million, and $53.5 million, respectively. Depreciation expense is recognized on a straight-line basis for non-regulated assets.

(7)	Investments

The Company’s non-current investments at December 31, 2007 and 2006 consist of the following:

	2007	2006
	(in thousands)

Equity method investments in cellular companies and partnerships:
Orange County — Poughkeepsie Limited Partnership	$—	$5,006
Chouteau Cellular Telephone Company	26	28
Syringa Networks, LLC	1,645	1,277
Other equity method investments	286	961
Investments in securities carried at cost:
CoBank stock and unpaid deferred CoBank patronage	3,343	3,630
RTFC secured certificates and unpaid deferred RTFC patronage	219	263
Other nonmarketable minority equity investments	154	166
Nonqualified deferred compensation plan assets	981	726

Total investments	$6,654	$12,057

(a)	Equity Method Investments

The Company records its share of the earnings or losses of the investments accounted for under the equity method on a three-month lag. The investments accounted for under the equity method and the Company’s ownership percentage as of December 31, 2007 and 2006 are summarized below:

	2007	2006

Chouteau Cellular Telephone Company	33.7%	33.7%
Orange County — Poughkeepsie Limited Partnership	0.0%	7.5%
Syringa Networks, LLC	12.56%	12.56%

Equity in earnings of investees for the years ended December 31, 2007, 2006, and 2005 consisted of the following (in thousands):

	2007	2006	2005

Orange County — Poughkeepsie Limited Partnership	$4,497	$10,018	$10,523
Syringa Networks, LLC	368	213	81
Illinois Valley Cellular RSA 2, Inc.	—	49	477
Other, net	160	336	221

Total	$5,025	$10,616	$11,302

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Distributions from investments during the years ended December 31, 2007, 2006, and 2005 consisted of the following (in thousands):

	2007	2006	2005

Orange County — Poughkeepsie Limited Partnership	$2,206	$9,150	$9,975
Chouteau Cellular Telephone Company	—	—	40
CoBank, ACB	342	1,034	634
Distributions from other equity investments	124	470	210

Total	$2,672	$10,654	$10,859

On January 15, 2007, Taconic Telephone Corp., or Taconic, a subsidiary of the Company, entered into a Partnership Interest Purchase Agreement, or the O-P Interest Purchase Agreement, with Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP, pursuant to which the Company agreed to sell its 7.5% limited partnership interest in Orange County-Poughkeepsie Limited Partnership to Cellco Partnership, or the O-P Disposition. The O-P Disposition closed on April 10, 2007. In 2007, the Company recorded a gain on the O-P Disposition of approximately $46.4 million. Total proceeds from the sale were $55.0 million, of which approximately $1.2 million was paid to the Company in the form of distributions from Orange County-Poughkeepsie Limited Partnership in 2007.

The Company’s investment in Orange County-Poughkeepsie has been consistently accounted for under the equity method using a three-month lag due to the timing of the receipt of the partnership financial statements, resulting in six months of equity earnings, or $2.2 million, included in the consolidated results of operations of the Company through the O-P disposition date of April 10, 2007. The following is summary financial information for the Orange County-Poughkeepsie Limited Partnership:

March 31, 2007
(dollars in thousands)

Current assets	$10,201
Property, plant, and equipment, net	39,234

Total assets	$49,435

Current liabilities	$1,386
Noncurrent liabilities	330
Partners’ capital	47,719

Total liabilities and partners’ capital	$49,435

Three Months Ended
March 31, 2007
(dollars in thousands)

Operating revenue	$32,750
Operating income	24,656
Net income	24,928

During 2005, the Company determined that the carrying amount of its investment in Illinois Valley Cellular RSA No. 2, which was accounted for under the equity method, exceeded the estimated fair value and such decline was “other-than-temporary.” As a result, the Company recorded a non-cash impairment charge of $1.2 million. This charge is classified as impairment of investments in the consolidated statement of operations for the year ended December 31, 2005. The Company sold its investment in Illinois Valley Cellular RSA No. 2 during 2006 and recorded a gain of $0.1 million.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(b)	Investments in Equity Securities Carried at Cost

The aggregate cost of the Company’s cost method investments totaled $3.7 million at December 31, 2007. These investments consist primarily of investments in stock of governmental agencies and minority interests in limited partnerships or corporations. Therefore, the investments are highly illiquid and there is no readily available market for these securities which makes it impracticable to estimate a fair value. As a result, these investments were not evaluated for impairment because (a) the Company did not estimate the fair value of those investments in accordance with paragraphs 14 and 15 of SFAS No. 107 Disclosures About Fair Value of Financial Instruments, and (b) the Company did not identify any events or circumstances that may have had a significant adverse effect on the fair value of those investments.

On August 4, 2005, the Board of Directors of the RTB approved the liquidation and dissolution of the RTB. As part of such liquidation and dissolution, all RTB loans were to be transferred to the Rural Utilities Service and all shares of the RTB’s Class A Stock, Class B Stock and Class C Stock were to be redeemed at par value. The Company had no outstanding loans with the RTB but owned 2,477,493 shares of Class B Stock and 24,380 shares of Class C Stock. This liquidation was completed in April 2006, and, as a result, the Company received proceeds of $26.9 million from the RTB liquidation. The Company recorded a gain on this investment of approximately $4.1 million in 2006. A portion of the proceeds received from the RTB, while not estimable at this time, may be subject to review by regulatory authorities who may require the Company to record a portion thereof as a regulatory liability. In October 2006, the Company was notified that the state of Washington opened a docket to review the proceeds received by companies from the RTB in that state. In November 2006, the Company also received an information request from the state of Maine regarding the RTB transaction. At this time, the Company can not determine the impact of these reviews.

On May 1, 2006, the Company completed the sale of its investment in Southern Illinois Cellular Corp., or SICC, from which it received total proceeds of $16.9 million. As part of this sale, the Company received a portion of total proceeds, approximately $2.1 million, in the form of a dividend. In addition to the dividend income of $2.1 million, the Company recorded a gain on this investment of approximately $10.2 million in 2006. Additional proceeds of approximately $2.6 million were paid out of escrow in 2007 and the Company recorded the gain on this portion of the transaction in 2007.

(8)	Long-term Debt

Long-term debt at December 31, 2007 and 2006 is shown below (in thousands):

	2007	2006

2005 Senior secured notes, variable rates ranging from 7.00% to 8.53% (weighted average rate of 7.1%) at December 31, 2007, due 2011 to 2012	$621,200	$603,500
2003 Senior notes, 11.875%, due 2010	2,050	2,050
Senior notes to RTFC:
Fixed rate, ranging from 8.2% to 9.20%, due 2009 to 2014	1,722	2,436

Total outstanding long-term debt	624,972	607,986
Less current portion	(753)	(714)

Total long-term debt, net of current portion	$624,219	$607,272

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2007 are as follows (in thousands):

Fiscal year:
2008	$753
2009	161
2010	2,210
2011	32,871
2012	588,682
Thereafter	295

$624,972

(a)	2005 Senior Secured Notes

On February 8, 2005, the Company entered into a credit facility consisting of a revolving facility in an aggregate principal amount of up to $100.0 million and a term facility in an aggregate principal amount of $588.5 million, which credit facility was subsequently amended, including in 2008 pursuant to the fifth amendment previously discussed in note 1. Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the Company has determined that the Fifth Amendment to its existing credit facility represents a substantial modification, therefore the original debt is considered to be extinguished. As a result, the Company expects to record a loss to interest expense during the quarter ended March 31, 2008. On the closing date of the Company’s initial public offering, the Company drew $566.0 million against the term facility. In addition, on May 2, 2005, the Company drew $22.5 million of borrowings under the delayed draw term facility of the existing credit facility. The Company incurred approximately $10.4 million of debt issuance costs associated with entering into the existing credit facility and subsequent amendments thereto.

The term facility matures in February 2012 and the revolving facility matures in February 2011. Borrowings bear interest, at the Company’s option, for the revolving facility and for the term facility at either (a) the Eurodollar rate (as defined in the existing credit facility) plus an applicable margin or (b) the Base rate (as defined in the existing credit facility) plus an applicable margin. The Eurodollar rate applicable margin and the Base rate applicable margin for loans under the existing credit facility are 2.0% and 1.0%, respectively. Effective on September 30, 2005, the Company amended its credit facility to reduce the effective interest rate margins on the $588.5 million term facility by 0.25% to 1.75% on Eurodollar loans and to 0.75% for Base rate loans. Interest with respect to Base rate loans is payable quarterly in arrears and interest with respect to Eurodollar loans is payable at the end of the applicable interest period and every three months in the case of interest periods in excess of three months.

The existing credit facility provides for payment to the lenders of a commitment fee on any unused commitments equal to 0.5% per annum, payable quarterly in arrears, as well as other fees.

On January 25, 2007, the Company entered into an amendment to its credit facility which is intended to facilitate certain transactions related to the Merger. Among other things, such amendment: (i) permits the Company to consummate the O-P Disposition and retain the proceeds thereof up to an amount equal to $55.0 million; (ii) excludes the gain on the O-P Disposition from the calculation of “Available Cash” under the existing credit facility, (iii) amends the definition of “Adjusted Consolidated EBITDA” to allow for certain one-time add-backs to the calculation thereof for cash operating expenses incurred in connection with the Merger (subject to an overall cap on the amount of such add-backs); (iv) amends the definition of “Consolidated Capital Expenditures” to exclude certain expenditures incurred by the Company in connection with transition and integration costs prior to consummation of the Merger (subject to an overall cap on the amount of such exclusions); and (v) increases the leverage covenant and dividend suspension test to 5.50 to 1.00 and 5.25 to 1.00, respectively.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The existing credit facility requires certain mandatory prepayments, including first to prepay outstanding term loans under the existing credit facility and, thereafter, to repay loans under the revolving facility and/or to reduce revolving facility commitments with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, 100% of net casualty insurance proceeds and 100% of the net cash proceeds the Company receives from the issuance of permitted securities and, at certain times if the Company is not permitted to pay dividends, with 50% of the increase in the Company’s Cumulative Distributable Cash (as defined in the existing credit facility) during the prior fiscal quarter. Reductions to the revolving commitments under the existing credit facility from the foregoing recapture events will not reduce the revolving commitments under the existing credit facility below $50.0 million.

The existing credit facility provides for voluntary prepayments of the revolving facility and the term facility and voluntary commitment reductions of the revolving facility, subject to giving proper notice and compensating the lenders for standard Eurodollar breakage costs, if applicable.

The existing credit facility requires that the Company maintain certain financial covenants. The existing credit facility contains customary affirmative covenants, including, without limitation, the following tests: a minimum interest coverage ratio equal to or greater than 3.0 to 1.0 and a maximum leverage ratio equal to or less than 5.50 to 1.0. The existing credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with the Company’s affiliates. The existing credit facility restricts the Company’s ability to declare and pay dividends on its common stock as follows:

•	The Company may use all of its available cash accumulated after April 1, 2005 plus certain incremental funds to pay dividends, but may not in general pay dividends in excess of such amount. “Available Cash” is defined in the existing credit facility as Adjusted Consolidated EBITDA (a) minus (i) cash interest expense, (ii) repayments of indebtedness other than repayments of the revolving facility (unless funded by debt or equity), (iii) consolidated capital expenditures (unless funded by long-term debt, equity or the proceeds from asset sales or insurance recovery events or related to the Merger), (iv) cash taxes, (v) cash consideration paid for acquisitions (unless funded by debt or equity), (vi) cash paid to make certain investments, and (vii) certain non-cash items excluded from Adjusted Consolidated EBITDA and paid in cash and (b) plus (i) the cash amount of extraordinary gains and gains on sales of assets (excluding the gain realized on the sale of the Company’s investment in the Orange County-Poughkeepsie Limited Partnership) and (ii) certain non-cash items excluded from Adjusted Consolidated EBITDA and received in cash. “Adjusted Consolidated EBITDA” is defined in the existing credit facility as Consolidated Net Income (which is defined in the existing credit facility and includes distributions from investments) (a) plus the following to the extent deducted from Consolidated Net Income: provision for income taxes, interest expense, depreciation, amortization, losses on sales of assets and other extraordinary losses, certain one-time charges recorded as operating expenses related to the transactions contemplated by the Merger Agreement (subject to an overall cap on the amount of such charges which may be added back) and certain other non-cash items, and (b) minus, to the extent included in Consolidated Net Income, gains on sales of assets and other extraordinary gains and all non-cash items.

•	The Company may not pay dividends if a default or event of default under the existing credit facility has occurred and is continuing or would exist after giving effect to such payment, if the Company’s leverage ratio is above 5.25 to 1.00 or if the Company does not have at least $10.0 million of cash on hand (including unutilized commitments under the existing credit facility’s revolving facility).

The existing credit facility also permits the Company to use available cash to repurchase shares of its capital stock, subject to the same conditions.

The Company may obtain letters of credit under the revolving facility to support obligations of the Company and/or obligations of its subsidiaries incurred in the ordinary course of business in an aggregate

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

principal amount not to exceed $10.0 million and subject to limitations on the aggregate amount outstanding under the revolving facility. As of December 31, 2007, a letter of credit had been issued for $1.4 million.

The existing credit facility is guaranteed, jointly and severally, subject to certain exceptions, by all first tier subsidiaries of the Company. The Company has provided to Deutsche Bank Trust Company Americas, as collateral agent for the benefit of the lenders under the existing credit facility and certain hedging creditors under permitted hedging agreements, collateral consisting of (subject to certain exceptions) 100% of the Company’s equity interests in the subsidiary guarantors and certain other intermediate holding company subsidiaries. Newly acquired or formed direct or indirect subsidiaries of the Company which own equity interests of any subsidiary that is an operating company will be required to provide the collateral described above.

The existing credit facility contains customary events of default, including but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the existing credit facility and certain events of bankruptcy and insolvency.

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

The Company also has $0.3 million unsecured demand notes payable to various individuals and entities with interest payable at 5.25% at December 31, 2007 and 2006.

(9)	Redeemable preferred stock

Series A preferred stock was issued to the lenders in connection with the Carrier Services debt restructuring.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company sponsors a voluntary 401(k) savings plan (the 401(k) Plan) that covers substantially all eligible employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2007, 2006 and 2005, the Company matched 100% of each employee’s contribution up to 3% of compensation and 50% of additional contributions up to 6%. The 401(k) Plan also allows for a profit sharing contribution that is made based upon management discretion. Total Company contributions to the 401(k) Plan were $1.5 million, $1.5 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In 1999, the Company began a Non-Qualified Deferred Compensation Plan (the NQDC Plan) that covers certain employees. The NQDC Plan allows highly compensated individuals to defer additional compensation beyond the limitations of the 401(k) Plan. Company matching contributions are subject to the same percentage as the 401(k) Plan. Total Company contributions to the NQDC Plan were approximately $16,000, $3,000, and $26,000 for the years ended December 31, 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the NQDC Plan assets were $1.0 million and $0.7 million, respectively. The related deferred compensation obligation is included in other liabilities in the accompanying consolidated balance sheets.

C&E, Taconic, and GT Com also sponsor defined contribution 401(k) retirement savings plans for union employees. C&E, Taconic, and GT Com match contributions to these plans based upon a percentage of pay of all qualified personnel and make certain profit sharing contributions. Contributions to these plans were $0.3 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(11)	Income Taxes

Income tax (expense) benefit from continuing operations for the years ended December 31, 2007, 2006, and 2005 consists of the following components (in thousands):

	2007	2006	2005

Current:
Federal	$(240)	$(1,422)	$—
State	(1,317)	(1,456)	(1,128)

Total current income tax expense from continuing operations	(1,557)	(2,878)	(1,128)

Investment tax credits	11	12	16
Deferred:
Federal	(6,965)	(15,806)	78,385
State	(582)	(1,186)	5,823

Total deferred income tax (expense) benefit from continuing operations	(7,547)	(16,992)	84,208

Total income tax (expense) benefit from continuing operations	$(9,093)	$(19,858)	$83,096

Income tax expense of $0.2 million, $0.3 million and $0.2 million has also been recognized associated with income from discontinued operations in 2007, 2006 and 2005, respectively.

Total income tax (expense) benefit from continuing operations was different than that computed by applying U.S. Federal income tax rates to income from continuing operations before income taxes for the years ended December 31, 2007, 2006 and 2005. The reasons for the differences are presented below (in thousands):

	2007	2006	2005

Computed “expected” Federal tax (expense) benefit from continuing operations	$(5,184)	$(17,632)	$19,090
State income tax (expense) benefit, net of Federal income tax expense	(1,235)	(2,251)	167
Merger transaction costs	(5,543)	—	—
Change in FIN 48 reserve	2,725	—	—
Dividends and loss on redemption on preferred stock	—	—	(4,291)
Dividends received deduction	15	605	153
Rate change	—	—	1,585
Change in valuation allowance (Federal and state)	—	—	66,011
Other	129	(580)	381

Total income tax (expense) benefit from continuing operations	$(9,093)	$(19,858)	$83,096

The Company had a valuation allowance for deferred tax assets of $66.0 million as of December 31, 2004. These deferred tax assets primarily related to the Company’s NOL carryforwards. In assessing the realizability of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considered the scheduled reversal of deferred tax liabilities, future taxable income and tax planning strategies in making this assessment, as well as all positive and negative evidence that would affect the recoverability of deferred tax assets. As a result of the offering (as described in Note 3), the Company had reduced its aggregate long term debt with a corresponding significant reduction in its annual interest expense. When considered together with the Company’s history of producing positive operating results and other evidence affecting recoverability of deferred tax assets, the Company expects that future taxable income would more likely than not be sufficient to recover deferred tax assets. Therefore, the valuation allowance was reversed in 2005, concurrent with the offering.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below (in thousands):

	2007	2006

Deferred tax assets:
Federal and state tax loss carryforwards	$69,724	$84,934
Employee benefits	1,970	1,756
Self insurance reserves	1,096	1,110
Allowance for doubtful accounts	806	697
Alternative minimum tax and other state credits	4,308	3,210
Basis in interest rate swaps	12,880	—

Total gross deferred tax assets	90,784	91,707
Deferred tax liabilities:
Property, plant, and equipment	6,090	8,967
Goodwill and other intangible assets	24,149	21,189
Basis in interest rate swaps	—	3,240
Basis in investments	44	833

Total gross deferred tax liabilities	30,283	34,229

Net deferred tax assets	$60,501	$57,478

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company estimates that it will need to generate future taxable income of $136.5 million prior to the expiration of the net operating loss carryforwards in 2025. Taxable income for the years ended December 31, 2007 and 2006 was $50.7 million and $65.0 million, respectively. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences based on facts and circumstances known as of December 31, 2007.

At December 31, 2007, the Company had federal and state net operating loss carryforwards of $183.5 million that will expire from 2019 to 2025. At December 31, 2007, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. The Company completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. As a result of such ownership change, there are specific limitations on the Company’s ability to use its net operating loss carryfowards and other tax attributes. It is the Company’s belief that it can use the net operating losses even with these restrictions in place.

The Company adopted FASB Interpretation No. (FIN) 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized no change in the liability

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows in thousands):

Balance as of January 1, 2007	$3,710
Additions for tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	(2,725)

Balance as of December 31, 2007	$985

The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. The entire amount of unrecognized tax benefits, if recognized, would affect the effective tax rate. The Company has not provided for any interest or penalties on tax uncertainties since it is in a NOL carryforward position and any tax adjustments will be offset by the NOL carryforward.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ended June 30, 2007, the Internal Revenue Service (“IRS”) completed its examination of the U.S. income tax returns for the Company for the tax year ended December 31, 2004. The Company received a “no change” letter from the IRS regarding its 2004 income tax return. As a result of this letter, the Company reversed the liability associated with the 2004 exposure and recognized the related tax benefit during the second quarter.

(12)	Stockholders’ Equity

On February 8, 2005, the Company consummated its initial public offering of 25,000,000 shares of common stock, par value $.01 per share. At December 31, 2007, there were 35,222,445 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

On January 28, 2005, the board of directors approved a 5.2773714 for 1 reverse stock split of the Company’s common stock, which has been given retroactive effect in the accompanying consolidated financial statements. In connection with the Company’s initial public offering in February 2005, the Company reclassified all of its class A common stock and class C common stock on a one-for-one basis into a single class of common stock of which 200 million shares are authorized. After the stock split but prior to the issuance of any new shares in the offering, 9,451,719 shares of common stock were outstanding. All common stock issued and outstanding has a $0.01 par value.

(13)	Stock Option Plans

Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). At December 31, 2007, the Company had $4.0 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company’s four stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.1 years. Any future share awards under any of

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	For The Year ended December 31,
	2007	2006	2005

Amounts charged against income, before income tax benefit	$3,966	$2,859	$2,350
Amount of related income tax benefit recognized in income	1,491	1,075	884

Total net income impact	$2,475	$1,784	$1,466

(a)	1995 Stock Incentive Plan

In February 1995, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1995 Stock Incentive Plan (the 1995 Plan). The 1995 Plan covers officers, directors, and employees of the Company. The Company was allowed to issue qualified or nonqualified stock options to purchase up to 215,410 shares of the Company’s Class A common stock to employees that would vest equally over 5 years from the date of employment of the recipient and are exercisable during years 5 through 10. In 1995, the Company granted options to purchase 161,596 shares at $1.32 per share. No options have been granted since 1995. Effective in February 2005, the Company may no longer grant awards under the 1995 Plan. As of January 1, 2006, only 18,013 options remained outstanding. The life of these options had previously been extended to May 21, 2008. In March 2006, the remaining 18,013 options outstanding were exercised. The intrinsic value of these options on the date of exercise was $230,000, the cash received was $24,000 and the tax benefit was $87,000.

These stock options were granted by the Company prior to becoming a public company and therefore the Company accounted for these options under the prospective method under SFAS 123(R).

Stock option activity under the 1995 Plan is summarized as follows:

	2007	2006	2005

Outstanding at January 1:	—	18,013	112,265
Granted	—	—	—
Exercised	—	(18,013)	(94,252)
Forfeited	—	—	—

Outstanding at December 31	—	—	18,013

Exercisable at December 31, 2007	—

Stock options available for grant at December 31, 2007	—

(b)	1998 Stock Incentive Plan

In August 1998, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan (the 1998 Plan). The 1998 Plan provided for grants of up to 1,317,425 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the board of directors. Options vest in 25% increments on the second, third, fourth, and fifth anniversaries of an individual grant. All options have a term of 10 years from date of grant. In the event of a change in control, outstanding options will vest immediately. Effective in February 2005, the Company may no longer grant awards under the 1998 Plan.

Pursuant to the terms of the grant, options granted in 1998 and 1999 would have become exercisable only in the event that the Company was sold, an initial public offering of the Company’s common stock

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

resulted in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, were to have occurred. The number of options that would have become ultimately exercisable also depended upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. The initial public offering did not trigger exercisability of these options.

In February 2007, all the options outstanding under the 1998 Plan were cancelled, except the 47,373 options with a $36.94 exercise price. This cancellation was triggered by certain events noted in the 1998 Plan.

These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). As of December 31, 2007 and 2006, options to purchase 47,373 shares of common stock were outstanding with a weighted average exercise price of $36.94. These remaining options outstanding are time-based vesting only and are fully vested and exercisable as of December 31, 2007.

Stock option activity under the 1998 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price

Outstanding at December 31, 2005	832,888	$10.80
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2006	832,888	10.80
Granted	—	—
Exercised	—	—
Forfeited	(785,515)	9.22

Outstanding at December 31, 2007	47,373	$36.94

Stock options available for grant at December 31, 2007	—

Options outstanding
			Aggregate	Options exercisable
	Number	Remaining	Intrinsic	Number
	outstanding at	contractual	Value	exercisable at
Exercise price	December 31, 2007	life (years)	(In thousands)	December 31, 2007

$36.94	47,373	4.0	—	47,373

The outstanding options have no aggregate intrinsic value based on the closing price of the Company’s stock of $13.02 on December 31, 2007.

(c)	2000 Employee Stock Incentive Plan

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

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Plan shall be a non-statutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Plan.

Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees are granted options to purchase common stock at exercise prices not less than the market value of the Company’s common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company can cancel each option in exchange for a payment in cash of an amount equal to the excess of the fair value of the shares over the exercise price for such option. The Company has not previously exercised this right and does not currently intend to exercise this right in the future.

The 2000 Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Company is accounting for these awards under the prospective method under SFAS 123(R).

Stock option activity under the 2000 Plan is summarized as follows:

		Weighted
		average
	Options	exercise
	outstanding	price

Outstanding at December 31, 2004	240,638	$36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2005	240,638	36.94
Granted	—	—
Exercised	—	—
Forfeited	(31,563)	36.94

Outstanding at December 31, 2006	209,075	36.94
Granted	—	—
Exercised	—	—
Forfeited	(388)	36.94

Outstanding at December 31, 2007	208,687	$36.94

Stock options available for grant at December 31, 2007	—

The remaining contractual life for the options outstanding at December 31, 2007 was 4.8 years, and 208,687 options were exercisable. Based upon the fair market value of the stock as of December 31, 2007 of $13.02, these options do not have any intrinsic value.

As of December 31, 2007, there were 7,273 stock units outstanding with a grant date fair value per share of $32.51. During 2007, 2,137 stock units were forfeited and 5,139 stock units vested and were converted to common shares. None of the remaining outstanding awards were vested as of December 31, 2007 or 2006. The intrinsic value of the 5,139 stock units that vested during 2007 was $0.1 million.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(d)	2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2005 Plan vest over periods ranging from three to four years and certain of these shares pay current dividends. At December 31, 2007, up to 274,276 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Plan.

In March 2006, the Company’s board of directors approved the grant of an additional 100,000 shares to the Company’s chief executive officer. These shares were granted under the 2005 Plan in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008. These shares are considered to have been granted in March 2006 under SFAS 123(R) at a grant date fair value of $14.02 per share.

In 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2005 Plan (including stock units granted in lieu of dividends):

		Weighted
	Units	average
Stock units	outstanding	exercise price

Outstanding at December 31, 2004	—	$—
Granted	7,888	16.13

Outstanding at December 31, 2005	7,888	16.13
Granted	13,017	14.15

Outstanding at December 31, 2006	20,905	14.90
Granted	12,377	18.86
Exercised	(4,017)	21.41
Forfeited	(589)	21.41

Outstanding at December 31, 2007	28,676	$15.10

The fair value of the awards is calculated as the fair value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective method for the awards under the 2005 Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company is required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents information regarding non-vested stock granted to employees under the 2005 Plan:

		Weighted
		average grant
	Shares	date fair value
Non-vested stock	outstanding	per share

Non-vested at December 31, 2004	—	$—
Granted	523,716	18.16
Vested	—	—
Forfeited	(53,687)	18.50

Non-vested at December 31, 2005	470,029	18.13
Granted	233,926	16.93
Vested	(131,721)	18.17
Forfeited	(19,421)	17.83

Non-vested at December 31, 2006	552,813	17.62
Granted	57,500	14.66
Vested	(204,663)	17.72
Forfeited	(2,009)	16.33

Non-vested at December 31, 2007	403,641	$17.16

The weighted average fair value of the 204,663 shares that vested in 2007 was $18.36.

(14)	Discontinued Operations and Restructuring Charges

(a)	Competitive Communications Business Operations

In November 2001, in connection with the sale of certain assets of its competitive communications operations, the Company announced its plan to discontinue the competitive communications business operations of its wholly-owned subsidiary, Carrier Services. As a result of the adoption of the plan to discontinue the competitive communications operations, these results are presented as discontinued operations.

In 2006 and 2005, the Company settled certain lease obligations which reduced the remaining obligations related to discontinued operations. As a result, the Company reduced the obligation by $0.9 million and $0.6 million in 2006 and 2005, respectively, to properly reflect the on-going obligations of the Company. In 2007, the statute of limitations expired on the remainder of the obligations and therefore, the Company reduced the remaining obligation by $0.5 million.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15)	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except per share data)

2007:
Revenue	$69,672	69,897	75,707	68,186
Income (loss) from continuing operations	(33)	30,779	(5,191)	(19,838)
Net income (loss)	(33)	30,779	(5,191)	(19,541)
Earnings (loss) per share from continuing operations
Basic	—	0.89	(0.15)	(0.57)
Diluted	—	0.89	(0.15)	(0.57)
Earnings (loss) per share
Basic	—	0.88	(0.15)	(0.56)
Diluted	—	0.88	(0.15)	(0.56)
2006:
Revenue	$64,791	64,196	70,700	70,382
Income from continuing operations	5,720	15,074	5,977	3,745
Net income	5,720	15,074	5,977	4,319
Earning per share from continuing operations
Basic	0.13	0.44	0.17	0.11
Diluted	0.13	0.44	0.17	0.11
Earnings per share
Basic	0.13	0.44	0.17	0.12
Diluted	0.13	0.44	0.17	0.12

Operating expenses include $7.6 million, $8.3 million, $12.5 million and $23.7 million in the first quarter, second quarter, third quarter and fourth quarter of 2007, respectively, of expenses related to the merger. In the second quarter of 2007, the Company recorded a gain on the sale of its investment in Orange County-Poughkeepsie Limited Partnership of $46.4 million. In the third quarter and fourth quarter of 2007, we recognized a loss on derivative instruments of $5.7 million and $11.5 million, respectively.

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

Investments classified as trading securities are carried at their fair value, which was approximately $1.0 million and $0.7 million at December 31, 2007 and 2006, respectively (see note 7 and note 10).

At December 31, 2007, the Company had cost method investments with a carrying value of $3.7 million. The Company did not estimate the fair value of these investments as to do so would involve significant judgment and a value could not be determined with any degree of accuracy.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(c)	Long-term Debt

The fair value of the Company’s long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities. At December 31, 2007 and 2006, the Company had long-term debt with a carrying value of $625.0 million and $608.0 million, respectively, and estimated fair values of $625.5 million and $608.4 million, respectively.

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

Revenues for interstate access services are based on reimbursement of costs and an allowed rate of return. A substantial portion of revenues of this nature are received from NECA in the form of monthly settlements. Such revenues amounted to 25.1%, 24.5%, and 26.7% of the Company’s total revenues from continuing operations for the years ended December 31, 2007, 2006, and 2005, respectively.

(18)	Revenue Settlements

Certain of the Company’s telephone subsidiaries participate in revenue-sharing arrangements with other telephone companies for interstate revenue-sharing arrangements and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within the state jurisdiction and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company’s estimates. The Company recognized an increase/(decrease) of $3.8 million, $(0.8) million, and $(3.3) million in revenue for settlements and adjustments related to prior years during 2007, 2006, and 2005, respectively.

(19)	Related Party Transactions

The Company had entered into financial advisory agreements with certain equity investors, pursuant to which the equity investors provided certain consulting and advisory services related, but not limited to, equity financings and strategic planning. In 2005, the Company paid approximately $0.1 million related to these agreements. These agreements were cancelled on February 8, 2005. In connection with our initial public offering, the Company terminated these agreements and paid a transaction fee of $8.4 million to one of these equity advisors.

A law firm, in which a partner of such law firm was a director of the Company until February of 2005, was paid $1.4 million of legal fees for the year ended December 31, 2005.

Fairpoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(20)	Commitments and Contingencies

(a)	Operating Leases

Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows (in thousands):

Continuing
operations

Year ending December 31:
2008	$1,295
2009	1,045
2010	530
2011	582
2012	633
Thereafter	2,251

Total minimum lease payments	$6,336

Total rent expense from continuing operations was $4.2 million, $3.8 million, and $3.5 million in 2007, 2006, and 2005, respectively. All leases associated with discontinued operations were settled as of December 31, 2006.

The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

(b)	Legal Proceedings

On June 6, 2005, a purported class action complaint was filed in the General Court of Justice, Superior Court Division, of the State of North Carolina by Robert Lowinger on behalf of himself and all other similarly situated persons against the Company, the Company’s Chairman and Chief Executive Officer, certain of the Company’s current and former directors and certain of the Company’s stockholders. The complaint alleges violations of Sections 11 and 12(a)(2) and liability under Section 15 of the Securities Act of 1933, and alleges that the Company’s registration statement on Form S-1 (which was declared effective by the Securities and Exchange Commission, or SEC, on February 3, 2005) and the related prospectus dated February 3, 2005, each relating to the Company’s initial public offering of common stock, contained certain material misstatements and omitted certain material information necessary to be included relating to the Company’s broadband products and access line trends. The plaintiff, who has been a plaintiff in several prior securities cases, seeks rescission rights and unspecified damages on behalf of a purported class of purchasers of the common stock “issued pursuant and/or traceable to the Company’s IPO during the period from February 3, 2005 through March 21, 2005”. The Company removed the action to Federal Court. The plaintiff filed a motion to remand the action to the North Carolina State Court, which was denied by the Federal Magistrate. The plaintiff has objected to and appealed the Magistrate’s decision to the District Court Judge. The Company has contested the appeal and filed a Motion to Dismiss the action. The Magistrate, on February 9, 2006, issued a Memorandum and a Recommendation to the District Court Judge that the Motion to Dismiss be granted and that the complaint be dismissed with prejudice. The plaintiff filed a Notice of Objection to the Magistrate’s Recommendation. On August 16, 2007, the United States District Court for the Western District of North Carolina accepted the Magistrate’s recommendations as its own and dismissed the complaint with prejudice.

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

  (a)  Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon this evaluation, our chief executive officer and chief financial officer have each concluded that our disclosure controls and procedures were not effective as of December 31, 2007 because we identified a material weakness in our internal control over financial reporting as described below.

The material weakness is related to our northern New England division which was formed in 2007 to handle transactions relating to the merger. This division is in the development stage at this time, with evolving processes and controls, relatively small staff sizes and entirely new personnel.

  (b)  Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and for evaluating the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principle financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Our system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2007 because the following material weakness in internal control over financial reporting existed as of December 31, 2007:

•	Our management oversight and review procedures designed to monitor the effectiveness of control activities in the northern New England division were ineffective. As a result, errors existed in capitalized software costs, operating expenses, accounts receivable, prepaid expenses, accounts payable and accrued expenses in our preliminary 2007 consolidated financial statements. These identified errors were corrected prior to the finalization of those financial statements.

The effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FairPoint Communications, Inc.:

We have audited FairPoint Communications, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FairPoint Communications, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: management oversight and review procedures designed to monitor the effectiveness of control activities in the northern New England division were ineffective. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive (loss) income, and cash flows for each of the years in the three-year period ended December 31, 2007. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated February 28, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, FairPoint Communications, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Charlotte, North Carolina
February 28, 2008

(c)	Changes in Internal Controls

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Subsequent to December 31, 2007, management has begun to address the material weakness discussed above; including assigning experienced accounting management personnel to perform additional detailed reviews of the financial statements for the division during the period end close process. Additional controls will be evaluated and implemented in 2008 as considered appropriate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Items 201(d) and 403 of Regulation S-K under the Securities Act is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 29, 2008 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Date: February 28, 2008

By:	/s/ Eugene B. Johnson
Name: Eugene B. Johnson

Title:	Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Eugene B. Johnson Eugene B. Johnson	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2008

/s/ John P. Crowley John P. Crowley	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Lisa R. Hood Lisa R. Hood	Controller (Principal Accounting Officer)	February 28, 2008

/s/ Patricia Garrison-Corbin Patricia Garrison-Corbin	Director	February 28, 2008

/s/ David L. Hauser David L. Hauser	Director	February 28, 2008

/s/ Robert S. Lilien Robert S. Lilien	Director	February 28, 2008

/s/ Claude C. Lilly Claude C. Lilly	Director	February 28, 2008

/s/ Jane E. Newman Jane E. Newman	Director	February 28, 2008

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(29)
2.8	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.9	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.10	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.11	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.12	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(29)
2.13	Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
2.14	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(2)
2.15	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(4)
2.16	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(29)
2.17	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(6)
2.18	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.*
2.19	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.20	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(7)
2.21	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(8)
2.22	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(8)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(9)

Exhibit No.	Description

3.2	Amended and Restated By Laws of FairPoint.(9)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint’s $225,000,000 11 7/8% Senior Notes due 2010.(10)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(9)
4.3	Form of Initial Senior Note due 2010.(10)
4.4	Form of Exchange Senior Note due 2010.(10)
10.1	Credit Agreement, dated as of February 8, 2005, by and among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(9)
10.2	First Amendment to Credit Agreement, dated as of March 11, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(9)
10.3	Second Amendment and Consent to Credit Agreement, dated as of April 29, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(11)
10.4	Third Amendment to Credit Agreement, dated as of September 14, 2005, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(12)
10.5	Fourth Amendment and Waiver to Credit Agreement, dated as of January 25, 2007, among FairPoint, various lending institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(13)
10.6	Fifth Amendment to Credit Agreement, dated as of February 25, 2008, among FairPoint, various leading institutions, Bank of America, N.A., CoBank ACB, General Electric Capital Corporation and Deutsche Bank Trust Company Americas.(29)
10.7	Pledge Agreement, dated as of February 8, 2005, by FairPoint, ST Enterprises, Ltd., FairPoint Broadband, Inc., MJD Services Corp., MJD Ventures, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., Ravenswood Communications, Inc., Utilities, Inc., FairPoint Carrier Services, Inc. and St. Joe Communications, Inc.(9)
10.8	Subsidiary Guaranty, dated as of February 8, 2005, by FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., ST Enterprises, Ltd. and FairPoint Carrier Services, Inc.(9)
10.9	Form of Swingline Note.(9)
10.10	Form of RF Note.(9)
10.11	Form of B Term Note.(9)
10.12	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(14)
10.13	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(9)
10.14	Employment Agreement, dated as of March 17, 2006, by and between FairPoint and Eugene B. Johnson.(15)
10.15	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(16)
10.16	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(16)
10.17	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(16)
10.18	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(16)
10.19	Letter Agreement, dated as of March 23, 2007, by and between FairPoint and Patrick T. Hogan.(17)

Exhibit No.	Description

10.20	FairPoint Amended and Restated 1998 Stock Incentive Plan.(18)
10.21	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(19)
10.22	FairPoint 2005 Stock Incentive Plan.(9)
10.23	FairPoint Annual Incentive Plan.(9)
10.24	Form of February 2005 Restricted Stock Agreement.(20)
10.25	Form of Director Restricted Stock Agreement.(21)
10.26	Form of Director Restricted Unit Agreement.(21)
10.27	Form of Non-Director Restricted Stock Agreement.(22)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).
14.1	FairPoint Code of Business Conduct and Ethics.(23)
14.2	FairPoint Code of Ethics for Financial Professionals.(9)
21	Subsidiaries of FairPoint.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Audited financial statements for the Orange County-Poughkeepsie Limited Partnership for the year ended December 31, 2007, 2006 and 2005.*
99.2	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(24)
99.3	Order of the Maine Public Utilities Commission, dated February 1, 2008.(25)
99.4	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(28)
99.5	Order of the Vermont Public Service Board, dated February 15, 2008.(27)
99.6	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(28)
99.7	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(29)

*	Filed herewith.

†	Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2006.

(2)	Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of July 16, 2007.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 28, 2007.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on July 9, 2007.

(5)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on November 16, 2007.

(6)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 10, 2007.

(9)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(10)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2002.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on May 4, 2005.

(12)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 3, 2005.

(13)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 26, 2007.

(14)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(15)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2006.

(16)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(17)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 23, 2007.

(18)	Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(19)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(20)	Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(21)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(22)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(23)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.

(24)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(25)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(26)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(27)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(28)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(29)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 27, 2008.