Form 10-Q
period 2008-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2008-05-16
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 13, 2008, there were 89,020,957 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: None

Explanatory Note

        As used in Quarterly Report, unless the context indicates or otherwise requires:

  •
  the terms "the Company," "we," "us" and "our" refers to FairPoint Communications, Inc. and its subsidiaries after giving effect to the merger with Northern New England Spinco Inc. ("Spinco") on March 31, 2008; and

  •
  the terms "Legacy FairPoint" and "FairPoint" refer to FairPoint Communications, Inc. prior to the merger with Spinco on March 31, 2008.

        On March 31, 2008, the previously announced merger between Spinco, a subsidiary of Verizon Communications Inc. ("Verizon"), and FairPoint, was completed. We refer to this transaction herein as the merger. In connection with the merger and in accordance with the terms of an Agreement and Plan of Merger (the "merger agreement") entered into among FairPoint, Verizon and Spinco on January 15, 2007, as amended, the Company issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, Verizon and its subsidiaries (other than Cellco Partnership doing business as Verizon Wireless ("Cellco"), collectively referred to with Verizon as the Verizon Group, engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England Inc. ("Verizon New England"), in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states (the "Northern New England business"), to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect only the financial results of the Northern New England business. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the combined assets and liabilities of FairPoint and Spinco at March 31, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as contributions to Verizon on the statement of stockholder's equity contained herein. The statement of operations in this Quarterly Report reflects the actual results of the Northern New England business for the three months ended March 31, 2008 and may not be indicative of the Company's future results. For more information see note 1 to the "Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation."

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some statements in this Quarterly Report are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

  •
  future performance generally;

  •
  our dividend policy and expectations regarding dividend payments;

  •
  restrictions imposed by the agreements governing our indebtedness;

  •
  anticipated cost savings from the merger with Spinco;

  •
  anticipated business development activities and future capital expenditures;

  •
  financing sources and availability, and future interest expense;

  •
  the effects of regulation, including restrictions and obligations imposed by state regulators as a condition to the approval of the merger;

  •
  material adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial or operational impact, in the markets we serve;

  •
  availability of net operating loss carryforwards to offset anticipated tax liabilities;

  •
  material technological developments and changes in the communications industry, including disruption of our suppliers' provisioning of critical products or services;

  •
  use by customers of alternative technologies;

  •
  availability and levels of regulatory support payments;

  •
  the effects of competition on the markets we serve; and

  •
  changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, referred to as the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in "Part II—Item 1A. Risk Factors" and other parts of this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$10,961	$—
Restricted cash	19,200	—
Accounts receivable, net	168,330	160,130
Other receivables	40,233	18,579
Materials and supplies	10,136	4,229
Other	43,344	21,180
Deferred income tax, net	27,382	9,730
Short term investments	—	37,090

Total current assets	319,586	250,938

Property, plant, and equipment, net	1,890,403	1,630,085
Intangibles assets, net	232,973	—
Prepaid pension asset	70,080	36,692
Debt issue costs, net	29,271	—
Other assets	79,517	20,457
Investments	6,856	—
Goodwill	611,624	—

Total assets	$3,240,310	$1,938,172

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of capital lease obligations	$2,029	$2,064
Accounts payable	206,599	175,866
Dividends payable	13,970	—
Accrued interest payable	282	—
Interest rate swaps	27,079	—
Other accrued liabilities	58,679	47,115

Total current liabilities	308,638	225,045

Long-term liabilities:
Capital lease obligations	9,472	9,936
Employee benefit obligations	170,675	408,863
Deferred income taxes	248,802	140,911
Unamortized investment tax credits	5,738	5,877
Other long-term liabilities	39,290	28,378
Long-term debt, net of current portion	2,177,381	—
Interest rate swap agreements	47,588	—

Total long-term liabilities	2,698,946	593,965

Minority interest	6

Stockholders' equity:
Common stock	890	538
Additional paid-in capital	800,321	484,383
Retained earnings (deficit)	(489,766)	634,241
Accumulated other comprehensive loss	(78,725)	—

Total stockholders' equity	232,720	1,119,162

Total liabilities and stockholders' equity	$3,240,310	$1,938,172

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Revenues	$282,414	$297,950

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	135,837	135,715
Selling, general and administrative expense, excluding depreciation and amortization	63,116	64,033
Depreciation and amortization	53,925	57,898

Total operating expenses	252,878	257,646

Income from operations	29,536	40,304

Other income (expense):
Interest expense	(14,522)	(17,793)
Other	986	906

Total other expense	(13,536)	(16,887)

Income before income taxes	16,000	23,417
Income tax expense	(6,457)	(8,979)

Net income	$9,543	$14,438

Weighted average shares outstanding:
Basic	53,761	53,761
Diluted	53,761	53,761
Earnings per share:
Basic	$0.18	$0.27
Diluted	0.18	0.27

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2007		$538	$484,383	$634,241	$—	$1,119,162

Net income	—	—	—	9,543	—	9,543
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	352,929	—	352,929
Net liabilities contributed back to Verizon	—	—	—	134,627	—	134,627
Employee benefit adjustment to comprehensive income	—	—	—	78,725	(78,725)	—

Balance at March 31, 2008	35,265	$890	$800,321	$(489,766)	$(78,725)	$232,720

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,543	$14,437

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Deferred income taxes	16,021	1,052
Provision for uncollectible revenue	3,874	6,330
Depreciation and amortization	53,925	57,898
SFAS 106 post-retirement accruals	22,522	22,472
Other non cash items	(27,956)	(47,684)
Changes in assets and liabilities arising from operations:
Accounts receivable and other current assets	(28,399)	15,700
Accounts payable and other accrued liabilities	(37,870)	(24,487)
Other	(11,956)	—

Total adjustments	(9,839)	31,281

Net cash (used in) provided by operating activities of continuing operations	(296)	45,718

Cash flows from investing activities of continuing operations:
Acquired cash balance, net	11,552	—
Net capital additions	(24,604)	(36,169)
Net proceeds from sales of investments and other assets		7,765

Net cash used in investing activities of continuing operations	(13,052)	(28,404)

Cash flows from financing activities of continuing operations:
Loan origination costs	(29,238)	—
Proceeds from issuance of long-term debt	1,635,500	—
Repayments of long-term debt	(685,441)	—
Contributions from Verizon	344,629	(16,891)
Restricted cash	(80,886)	—
Repayment of capital lease obligations	(255)	(423)
Dividends paid to stockholders	(1,160,000)	—

Net cash provided by (used in) financing activities of continuing operations	24,309	(17,314)

Net increase in cash	10,961	—
Cash, beginning of period	—	—

Cash, end of period	$10,961	$—

Supplemental disclosure of cash flow information:
Non-cash equity consideration	$316,290	$—
Non-cash issuance of senior notes	551,000	—

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the combined company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, the statement of operations and the financial information derived from the statement of operations, in this Quarterly Report reflect only the financial results of the Northern New England business. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the combined assets and liabilities of FairPoint and Spinco at March 31, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefit, and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as contributions to Verizon on the statement of stockholders' equity contained herein. The statement of operations reflects the actual results of the Northern New England business for the three months ended March 31, 2008 and may not be indicative of the Company's future results.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common stock outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the merger.

Basis of Presentation—Northern New England Business (Historical)

        Prior to March 31, 2008, the Northern New England business and operations were comprised of the local exchange business and related landline activities of the Verizon Group in the states of Maine, New Hampshire and Vermont. The Northern New England business is primarily comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company (doing business as Verizon Enterprise Solutions), Bell Atlantic Communications, Inc. (doing business as Verizon Long Distance), Verizon Internet Services Inc., GTE.Net LLC, and Verizon Select Services Inc.

        The Northern New England business had one reportable segment, servicing a territory consisting of Local Access and Transport Areas ("LATAs"), in Maine, New Hampshire, and Vermont. These LATAs are generally centered on a city or based on some other identifiable common geography. The Northern New England business includes regulated and unregulated carrier business in all three states, consisting principally of:

  •
  local wireline customers and related operations and assets used to deliver:

  •
  local exchange service,

  •
  intraLATA toll service,

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting (Continued)

    •
    network access service, and

    •
    enhanced voice and data services;

  •
  consumer and small business switched long distance customers (excluding any customers of Verizon Business Global LLC);

  •
  dial-up, DSL and fiber-to-the-premises Internet service provider customers; and

  •
  the customer premise equipment sales, installation and maintenance business.

        Management will re-evaluate its reportable segments in 2008 to reflect the manner in which the merged businesses are managed.

        Many of the communications services that the Northern New England business provided are subject to regulation by the state regulatory commissions of Maine, New Hampshire and Vermont with respect to intrastate rates and services and other matters. The Federal Communications Commission regulates rates that the Northern New England business charges long-distance carriers and end-user subscribers for interstate access services and interstate traffic.

        All results presented herein prior to March 31, 2008 represent the historical financial results of the Northern New England business and represent special-purpose combined financial statements prepared to present the balance sheets, statement of operations and cash flows of the Northern New England business in contemplation of the merger with FairPoint and related transactions. These special-purpose combined financial statements were prepared in accordance with U.S. generally accepted accounting principles.

        The special-purpose combined financial statements include the wireline-related businesses, Internet access, long distance and customer premises equipment services provided by the Northern New England business to customers in the states of Maine, New Hampshire and Vermont. All significant intercompany transactions have been eliminated. These special-purpose combined financial statements also included the assets, liabilities and expenses related to employees who support the Northern New England business, some of whom remained employees of Verizon following the merger. The financial statements also include transactions with Verizon which was an affiliate of the Northern New England business prior to consummation of the merger. Through these transactions, Verizon provided various services to the Northern New England business including various operational and administrative services.

        Prior to March 31, 2008, the financial statements of the Northern New England business were prepared using specific information where available and allocations where data was not maintained on a state-specific basis within the Northern New England business' books and records. Effective March 31, 2008, the balance sheet reflects actual balances of Spinco and Legacy FairPoint combined. All adjustments required to change from allocated balances at December 31, 2007 to actual balances at March 31, 2008 are reflected in stockholders' equity.

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, have

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting (Continued)

been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company's management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations, financial position, and cash flows. The results of operations for the Northern New England business interim periods presented are not necessarily indicative of the results of operations of the combined Company and may not be indicative of results for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with the FairPoint's Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

        The accompanying condensed combined financial statements have been prepared using U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of plant, property and equipment, pension and postretirement benefit assumptions, purchase price allocation for the acquisition of Legacy FairPoint and income taxes. In addition, estimates were made to determine the allocations used in preparing the historical combined financial statements as described above.

(2) Accounting Policies

Revenue Recognition

        The Company recognizes service revenues based upon contract terms and usage of the Company's local exchange network and facilities. Fixed fees for local telephone, long distance, Internet access and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when such services are provided.

        The Company recognizes revenue for equipment and installation services when the equipment is installed in accordance with contractual specifications and ready for the customer's use. Maintenance and monitoring services are recognized over the term of the contract as services are provided. Long-term contracts are accounted for using the percentage of completion method. The completed contract method is used if the costs cannot be estimated with a reasonable degree of reliability.

        Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

Maintenance and Repairs

        The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged primarily to cost of services and sales as these costs are incurred.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

Restricted Cash

        As of March 31, 2008, the Company had $80.9 million of restricted cash of which $19.2 million is shown in current assets and $61.7 million is in other long-term assets on the Condensed Consolidated Balance Sheet at March 31, 2008. The Company is required to use these funds to (i) pay for the removal of double poles in Vermont which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, (iii) pay for network improvements in New Hampshire totaling $49.2 million.

Short-term Investments

        Short-term investments consist primarily of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

Trade and Other Accounts Receivable

        Trade and other accounts receivable are stated at the amount the Company expects to collect. Allowances for uncollectible accounts are maintained for estimated losses resulting from the inability of the customers to make required payments. In determining these estimates, the Company considers historical write-offs, the aging of the receivables and other factors, such as overall economic conditions.

Materials and Supplies

        Materials and supplies include new and reusable supplies and network equipment, which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

Plant, Property and Equipment

        Plant, property, and equipment is recorded at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

        The asset lives used are presented in the following table:

Average Lives	Years
Buildings	45
Central office equipment	5–11
Outside communications plant
Copper cable	15–18
Fiber cable	25
Poles and conduit	30–50
Furniture, vehicles and other	3–15

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        When depreciable telephone plant used in the Company's wireline network is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation.

        Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network-related assets. Capitalized interest is reported as part of the cost of the network-related assets and as a reduction in interest expense.

        The Company believes that current estimated useful asset lives are reasonable, although they are subject to regular review and analysis. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements, and the adequacy of reserves.

Long-Lived Assets

        Plant, property, and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.

Computer Software Costs

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", or SOP 98-1. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

        On January 15, 2007, FairPoint entered into the Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, FairPoint intends to replicate and/or replace certain existing Verizon systems during a phased period through September 30, 2008. The Company is currently in the application development stage of the project and is recognizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred as of March 31, 2008 compared to the total estimated labor to substantially complete the implementation project. As of March 31, 2008, the Company had capitalized $56.1 million of costs under SOP 98-1.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

Intangible Assets, net

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At March 31, 2008
Customer lists (weighted average 10 years):
Gross carrying amount	$197,174
Less accumulated amortization	—

Total customer lists	197,174

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	352
Less accumulated amortization	—

Total customer lists	352

Trade names (indefinite life):
Gross carrying amount	35,447

Total	$232,973

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and the trade name has an indefinite useful life. Amortization expense is expected to be approximately $22 million per year.

Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130 million (the "term loan B facility"), and together with the term loan A facility, referred to as the term loan, and a delayed draw term loan facility in an aggregate principal amount of $200 million (the "delayed draw term loan"). Debt issue costs associated with these credit facilities are being amortized over the life of the related debt, ranging from 6 to 7 years using the effective interest method. As of March 31, 2008, the Company had capitalized debt issue and offering costs of $29.3 million.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

Accounting for income taxes

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating the actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, it must establish a valuation allowance. Further, to the extent that the Company establishes a valuation allowance or increases this allowance in a financial accounting period, the Company must include a tax provision, or reduce its tax benefit in the consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. The Company uses its judgment to determine its provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

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

Advertising Costs

        Advertising costs are expensed as they are incurred.

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

Employee Benefit Plans

        For the three months ended March 31, 2008 and 2007, the employees of the Northern New England business participated in Verizon's benefit plans including noncontributory pension plans, postretirement health care and life insurance plans for the Northern New England business' retirees and their dependents. Under these plans pension, postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        Prior to the effective date of the merger, the benefit plans were part of the Verizon consolidated plans. The structure of the plans during this period does not provide for the separate attribution of the related pension and postretirement assets and obligations at the Northern New England business level. Because there is not a separate plan for the Northern New England business, the annual income and expense related to such assets and obligations have been allocated to the Northern New England business and are reflected as prepaid pension assets and employee benefit obligations in the balance sheet as of March 31, 2007 and are reflected in the financial results for the three months ended March 31, 2008 and 2007.

        Effective March 31, 2008 as part of the merger, the Northern New England benefit plans were separated from the Verizon benefit plans and accounted for in accordance with FASB Statement No. 87, "Employers' Accounting for Pension". The separate Northern New England plan covers all active employees of the Northern New England business at March 31, 2008. Retired employees of the Northern New England business at March 31, 2008 will continue to be covered by the Verizon benefit plans. Verizon contributed $202.4 million of cash to the Company's trust on April 30, 2008 related to the pension liability for the Company's active employees. Verizon will make an additional contribution of assets currently estimated at $50.1 million upon final validation by the Company of the census information used in the actuarial calculation as well as finalization of the calculations required by the Pension Benefit Guaranty Corporation. These assets are held in trust and have been invested by the Company in various equity and fixed income securities.

        In September 2006, the FASB issued Statement SFAS No 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit postretirement plan's funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end. The provisions of SFAS 158 are not to be applied retrospectively. The Northern New England business adopted SFAS 158 effective December 31, 2006.

        In addition, the Company sponsors a voluntary 401(k) savings plan that covers substantially all eligible Legacy FairPoint employees. Each 401(k) Plan year, the Company contributes to the 401(k) Plan an amount of matching contributions determined by the Company at its discretion.

(3) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Recent Accounting Pronouncements (Continued)

recurring basis (at least annually). Effective for fiscal 2008, the Company has adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

(4) Dividends

        The Company's board of directors has adopted a dividend policy which reflects the Company's judgment that its stockholders would be better served if the Company distributed a substantial portion of the cash generated by the Company's business in excess of operating needs, interest and principal payments on indebtedness, dividends on future senior classes of capital stock, if any, capital

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(4) Dividends (Continued)

expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of the Company's common stock, rather than retained and used for other purposes. However, the Company's board of directors may, in its discretion, amend or repeal the dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends.

        As a condition to the approval of the merger by state regulatory authorities, the Company has agreed to be subject to reductions in its dividend rate and certain other restrictions on the payment of dividends. The Company's annual dividend rate may not exceed $1.03 per share until certain conditions contained in the state regulatory orders approving the merger no longer apply. In addition to the conditions and restrictions imposed by the state regulatory orders, financial covenants in the Company's credit facility and the indenture governing the 13 1/8 Senior Notes due 2018 issued by Spinco to the Verizon Group and subsequently exchanged for debt obligations of Verizon and sold through a private offering (the "notes") also restrict its ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders.

(5) Acquisitions and Dispositions

        Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states to Spinco and the entities (including an entity formed for holding Vermont property) that became Spinco's subsidiaries. In connection with these restructuring transactions, and immediately prior to closing of the merger on March 31, 2008, the Verizon Group contributed certain of those assets and all of the direct and indirect equity interests of those entities to Spinco in exchange for:

  •
  the issuance of additional shares of Spinco common stock that were distributed in a spin-off, referred to as the distribution;

  •
  a special cash payment of $1,160.0 million to the Verizon Group; and

  •
  the issuance by Spinco to the Verizon Group of the notes.

        As a result of these transactions, the Verizon Group received $1.7 billion of combined cash and principal amount of notes.

        The Verizon Group also contributed approximately $316.0 million in cash to Spinco at the time of the spin-off, in addition to the amount of working capital, subject to adjustment, that it was required to contribute pursuant to the distribution agreement that was in effect prior to the merger.

        After the contribution and immediately prior to the merger, Verizon spun off Spinco by distributing all of the shares of Spinco common stock to a third-party distribution agent to be held collectively for the benefit of Verizon stockholders. We refer collectively to the transactions described above as the spin-off.

        On March 31, 2008, FairPoint completed the merger with Spinco. The merger of FairPoint and Spinco has been accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Spinco's stockholders owned a majority of the shares of the combined

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

company following the merger. The merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes.

        The merger has been accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint have been recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Based upon the Company's preliminary purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $844.6 million. The Company recorded an intangible asset related to the acquired customer relationships of $197.2 million, an intangible asset related to trade names of $35.4 million and an intangible asset related to non-compete agreements of $0.4 million. The remaining $611.6 million has been recognized as goodwill. The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and the trade name has an indefinite useful life.

        The preliminary allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,552
Current assets	45,199
Property, plant, and equipment	292,124
Investments	6,856
Excess cost over fair value of net assets acquired	611,624
Intangible assets	232,973
Other assets	127,034
Current liabilities	(139,996)
Long-term debt	(687,491)
Other liabilities	(183,585)

Total net purchase price	$316,290

        The purchase price allocation is preliminary as the Company is still assessing the fair value of Legacy FairPoint's assets and liabilities. When finalized, material adjustments to goodwill may result.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger had been consummated on January 1, 2007. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

	Pro forma three months ended March 31,
	2008	2007
	(unaudited)
Revenues	$349,418	$366,622
Income (loss) from continuing operations	(9,514)	10,096
Net income	(9,514)	10,096
Earnings per common share from continuing operations:
Basic	$(0.11)	$0.11
Diluted	(0.11)	0.11
Earnings per common share:
Basic	$(0.11)	$0.11
Diluted	(0.11)	0.11

(6) Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." The Company's effective income tax rate for the interim periods presented is based on the Company's annualized effective tax rate for the twelve months ended December 31, 2007.

        For the three months ended March 31, 2008, the Company recorded income tax expense of $6.5 million, resulting in an effective rate of 40.4% compared to 38.3% for the three months ended March 31, 2007. The higher effective income tax rate for 2008 compared to 2007 was primarily due to the permanent tax benefit associated with tax-free Medicare subsidies.

        For the periods through March 31, 2008, the Northern New England business was included in the Verizon consolidated federal tax return and combined state tax returns in the states of Maine, New Hampshire and Vermont. The operations of the Northern New England business were included in a tax sharing agreement with Verizon and were allocated tax payments based on the respective tax liability as if they were filing on a separate company basis. Current and deferred tax expense has been determined by applying the provisions of SFAS No. 109, Accounting for Income Taxes, to each company as if it were a separate taxpayer. At March 31, 2008, the estimated tax liability will be paid by Verizon as stipulated in the merger agreement and therefore is reflected as a contribution from Verizon in the Condensed Consolidated Statement of Stockholders' Equity.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        Due to the merger consummated on March 31, 2008, the Company's deferred tax assets and liabilities have been combined and disclosed on the March 31, 2008 balance sheet as follows (in thousands):

	FairPoint	Spinco	Total
Net current deferred tax asset	$12,320	$15,062	$27,382
Net non-current deferred tax liability	(2,480)	(246,322)	(248,802)

Net deferred tax liability	$9,840	$(231,260)	$(221,420)

        In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company expects that future taxable income will more likely than not be sufficient to recover deferred tax assets.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under FIN 48 were similar to the income tax reserves reflected prior to adoption under FAS 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of FIN 48 was not material.

        FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $10.4 million as of December 31, 2007 and $11.4 million as of March 31, 2008, of which $1.3 million and $1.0 million, respectively, would impact its effective tax rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination, which would not affect the annual effective tax rate. On January 15, 2007, FairPoint and Spinco executed a tax sharing arrangement covering prior period tax liabilities, current period tax liabilities, tax payments, and tax refunds.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2008, there was an immaterial change in the interest and penalties. Cumulative interest and penalties as of March 31, 2008 totaled $1.5 million.

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2000. The Internal Revenue Service (IRS) is currently examining the Company's income tax returns relating to the Spinco business as operated by the various entities comprising the Verizon Group for fiscal years 2000 through 2003. The company believes that it is adequately reserved for this examination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        The merger between FairPoint and Spinco will be treated as a tax-free "reorganization" within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code. As such, Spinco and Legacy FairPoint will be a party to that reorganization within the meaning of Section 368(b) of the Code. Spinco will not recognize gain or loss on the transfer of its assets to FairPoint and the assumption by FairPoint of the liabilities of Spinco, and no gain or loss will be recognized by stockholders of Spinco on the receipt of Company Common Stock in exchange for Spinco Common Stock. Following the merger on March 31, 2008, FairPoint and Spinco will join in the filing of a consolidated federal tax return for the nine month period ending December 31, 2008. Due to the tax free nature of the merger, the company expects any federal and state tax attributes of FairPoint and Spinco to carrforward to the Company.

        At March 31, 2008, the Company had federal net operating loss carryforwards of $251.3 million. The Legacy FairPoint losses are subject to a Section 382 limitation from a prior period ownership change, however, the 382 limitation is not expected to prevent the Company from utilizing these net operating losses over the loss carry forward period.

        As part of the merger, Legacy FairPoint underwent an ownership change subject to Section 382, which places certain limitations on the use of net operating loss carryovers and other tax attributes. The Company is continuing to evaluate the impact of the section 382 limitation. Based upon our initial estimated projections of this limitation, we believe that any additional Section 382 limitation would not have a material impact on the financial statements.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

        The chart below provides details of each of the Company's interest rate swap agreements.

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.98%	6.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	6.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	7.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	7.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	8.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	7.66%	December 30, 2011
December 31, 2007	$75.0 Million	5.46%	8.21%	December 31, 2010
December 31, 2008	$100.0 Million	5.02%	7.77%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	8.40%	December 31, 2011
June 30, 2008	$100.0 Million	4.99%	7.74%	December 30, 2010
June 30, 2008	$100.0 Million	4.95%	7.70%	June 30, 2010
June 30, 2008	$100.0 Million	5.45%	8.20%	December 31, 2010
June 30, 2008	$100.0 Million	5.30%	8.05%	December 30, 2010
June 30, 2008	$100.0 Million	4.50%	7.25%	December 31, 2010
June 30, 2008	$100.0 Million	4.50%	7.25%	December 31, 2010
December 31, 2010	$300.0 million	4.49%	7.24%	December 31, 2012
June 30, 2008	$250.0 million	3.25%	6.00%	December 31, 2010

        As a result of these swap agreements, as of March 31, 2008, approximately 50% of the Company's indebtedness bore interest at fixed rates rather than variable rates. At March 31, 2008, the fair market value of these swaps was a net liability of approximately $74.7 million, of which $27.1 million has been included in current liabilities and $47.6 million has been included in long-term liabilities. As a result of the merger, beginning on April 1, 2008, these swaps will not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts will be recorded as other income (expense) on the condensed consolidated statement of operations.

(8) Investments

        The Company holds certain investments, totaling $6.9 million at March 31, 2008, in non-marketable securities which are accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt

        Prior to March 31, 2008, debt held by the Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Northern New England business.

        Long term debt for the Company at March 31, 2008 and for the Northern New England business at December 31, 2007 is shown below:

	March 31, 2008	December 31, 2007
	(In thousands)
Senior secured credit facility, variable rates ranging from 5.50% to 5.75% (weighted average rate of 5.67%) at March 31, 2008, due 2014 to 2015	$1,635,500	$—
Senior notes, 11.875%, due 2010(1)	2,050	—
Senior notes, 13.125%, due 2018	551,000	—
Discount on senior notes, 13.125%, due 2018	(11,169)	—

Total outstanding long-term debt	2,177,381	—
Less current portion	—	—

Total long-term debt, net of current portion	$2,177,381	$—

(1)
On May 1, 2008, all 11.875% senior notes due 2010 were redeemed.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2008 are as follows (in thousands):

Quarter ending March 31,
2009	$—
2010	38,405
2011	36,355
2012	61,355
2013	61,355
Thereafter	1,991,080

$2,188,550

        On March 31, 2008, immediately prior to the merger, FairPoint and Spinco entered into a $2,030 million credit facility consisting of a revolver in an aggregate principal amount of $200 million, a term loan A facility in an aggregate principal amount of $500 million, a term loan B facility in the aggregate principal amount of $1,130 million and together with the term loan A facility, referred to as the term loan, and a delayed draw term loan in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then the Company drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Following the merger, the Company assumed all of the obligations under the credit facility.

        The revolver has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt (Continued)

Company. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under the credit facility and/or their affiliates. As of March 31, 2008, letters of credit had been issued for $12.8 million.

        The term loan B facility and the delayed draw term loan will mature in March 2015 and the revolver and the term loan A facility will mature in March 2014. Each of the term loan A facility, the term loan B facility and the delayed draw term loan, collectively referred to as the term loans, will be repayable in quarterly installments in the manner set forth in the credit facility.

        Interest rates for borrowings under the credit facility will be, at the Company's option, for the revolver and for the term loans at either (a) the Eurodollar rate, as defined in the credit agreement, plus an applicable margin or (b) the base rate, as defined in the credit agreement, plus an applicable margin.

        The credit facility provides for payment to the lenders of a commitment fee on the average daily unused portion of the revolver commitments, payable quarterly in arrears on the last business day of each calendar quarter and on the date upon which the commitment is terminated. The credit facility also provides for payment to the lenders of a commitment fee from the closing date of the credit facility up through and including the twelve month anniversary thereof on the unused portion of the delayed draw term loan, payable quarterly in arrears, and on the date upon which the delayed draw term loan is terminated, as well as other fees.

        The credit facility requires the Company first to prepay outstanding term loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no term loan A loans remain outstanding, term loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets subject to certain reinvestment rights, 100% of net casualty insurance proceeds subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Company's credit facility requires it to prepay outstanding term loans on the date the Company delivers a compliance certificate pursuant to the credit agreement beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 and (ii) the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the term loans pursuant to the Company's credit agreement. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily repaid will be applied in forward order of maturity of the remaining amortization payments.

        Voluntary prepayments of borrowings under the term loan facilities and optional reductions of the unutilized portion of the revolving facility commitments will be permitted upon payment of an applicable payment fee, which shall only be applicable to certain prepayments of borrowings as described in the credit facility.

        Under the credit facility, the Company is required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt (Continued)

        The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. As of March 31, 2008, the Company is not in violation of any covenants in its credit facility.

        The credit facility also contains restrictions on the Company's ability to pay dividends on its common stock.

        The credit facility is guaranteed, jointly and severally, by all existing and subsequently acquired or organized wholly owned first-tier domestic subsidiaries of the Company that are holding companies. No guarantee is required of a subsidiary that is an operating company. Northern New England Telephone Operations LLC and Enhanced Communications of Northern New England Inc. are regulated operating subsidiaries and, accordingly, are not guarantors under the credit facility.

        The credit facility contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due (subject to customary grace periods), breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the credit facility and certain events of bankruptcy and insolvency.

        On March 31, 2008, Spinco issued $551 million aggregate principal amount of 13 1/8% Senior Notes, referred to as the notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. These securities were issued at a discount, and accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the notes limits the Company's ability to incur additional indebtedness and issue certain preferred stock; or repurchase its capital stock or subordinated debt; make investments; create certain liens; sell certain assets or merge or consolidate with or into other companies; incur restriction on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company; and enter into transactions with affiliates.

        The indenture governing the notes also restricts the Company's ability to pay dividends on its common stock.

(10) Employee Benefits

        The Northern New England business adopted SFAS 158 effective December 31, 2006. The SFAS 158 adjustments related to the funded status of the plans are not reflected in the Northern New England business' balance sheet for the quarter ended March 31, 2007 because the plan does not provide for the separate attribution of the related pension and post-retirement assets and obligations due to the fact that the plan is part of Verizon's plans. Upon the effective date of the merger, the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefits (Continued)

Northern New England business benefit plans were separated from Verizon's plans and adjustments related to the funded status of the plans are reflected in the balance sheet for the quarter ended March 31, 2008. The adoption of SFAS 158 did not affect the Northern New England business' results of operations or liquidity as SFAS 158 does not affect the determination of net periodic benefit costs recorded in the income statement for the quarters ended March 31, 2008 and 2007. The increase in the pension asset and the decrease in the post-retirement health care liability recorded to reflect the funded status is included in net liabilities contributed back to Verizon in the Condensed Statement of Stockholders' Equity for the quarter ended March 31, 2008.

        The following information summarizes benefit costs, benefit obligations, funded status and rate assumptions associated with the pension and postretirement health plans.

Obligations and Funded Status

	Pension		Health Care and Life
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(in thousands)
Projected Benefit Obligation	$182,420	$—	$—	$—
Accumulated projected benefit obligation	—	—	168,483	—
Funded Status	70,080	—	(168,483)	—

	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
	(in thousands)
Amounts recognized on the balance sheet
Prepaid pension asset	$70,080	$36,692	$—	$—
Post-retirement healthcare liability	—	—	168,483	386,877

Total	$70,080	$36,692	$168,483	$386,877

        Verizon made an initial contribution of $202.4 million of cash to the Company on April 30, 2008. This amount is held in trust and has been invested by the Company. The assets are invested in 66% equity securities and 34% fixed income securities.

Net Periodic Benefit Cost

        The net periodic benefit (income) costs related to the Northern New England business' pension plans are $0.1 million and $0.2 million for the quarter ended March 31, 2008 and 2007, respectively. The net periodic benefit costs related to the Northern New England business' postretirement health care plans are $22.5 million and $22.5 million for the quarter ended March 31, 2008 and 2007, respectively. Because the Northern New England business' operating expenses were determined predominantly through allocations, separate identifications of the benefit costs for these businesses were not readily available in 2007.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefits (Continued)

Assumptions

        The weighted-average assumptions used in determining benefit obligations are as follows:

	Pension		Health Care and Life
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Discount rate	6.50%	6.50%	6.50%	6.50%
Rate of future increases in compensation	4.00%	4.00%	4.00%	4.00%

        The weighted-average assumptions used in determining net periodic benefit cost follow:

	Pension		Health Care and Life
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Discount rate	6.50%	6.00%	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%	8.25%	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

(11) Stock Plans

        The Company maintains several stock incentive plans, under which, there were 412,807 shares of restricted stock, 256,060 stock options and 36,817 restricted stock units outstanding as of March 31, 2008. As a result of the closing of the merger, these outstanding restricted shares, restricted units and stock options will be re-valued as of March 31, 2008. The Company will recognize stock based compensation expense on these shares beginning April 1, 2008.

(12) Comprehensive Income

        Comprehensive income consists of net income and other gains and losses affecting shareowners' investment that, under accounting principles generally accepted in the United States, are excluded from net income.

        Changes in the components of Other Comprehensive Income were as follows (in thousands):

	Three months ended March 31,
	2008	2007
	(Dollars in millions)
Net income	$9,543	$14,438

Other comprehensive income (loss), net of taxes:
Defined benefit pension and postretirement plans	(78,725)	—

Total comprehensive (loss) income	$(68,182)	$14,438

        Defined benefit pension and postretirement plan activity during the first quarter of 2008 included $78.7 million in connection with the merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(13) Earnings Per Share

        Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. The weighted average number of common shares outstanding for all periods presented have been restated to reflect the issuance of 53,760,623 shares to the stockholders of Spinco in connection with the merger.

        The following table provides a reconciliation of the common shares used for basic (loss) earnings per share and diluted (loss) earnings per share:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In thousands)
Weighted average number of common shares used for basic earnings per share	53,761	53,761
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	53,761	53,761

Anti-dilutive shares excluded from the above reconciliation	—	—

(14) Fair Value Measurements

        SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP 157-2 on its financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company's financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Fair Value Measurements (Continued)

        The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2008 (in thousands):

	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid pension assets(1)	$70,080	$70,800	$—	$—
Interest rate swap agreements(2)	(74,667)	—	(74,667)	—
Employee benefit obligations(1)	(170,675)	—	(170,675)	—

(1)
The Company maintains certain pension and other post-retirement plans for qualified employees. See note 10 for more information.

(2)
Fair value of interest rate swaps at March 31, 2008 was provided by the counterparties to the underlying contracts using consistent methodologies. See note 7 for more information.

(15) Litigation and Regulatory Commitments

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

        The Company is subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  a 35% reduction in the rate of dividends to be paid by the Company following the closing of the merger on March 31, 2008 (as compared to the dividend rate paid by the Company since its initial public offering in 2005), which could be effective for up to ten years following the merger, unless the Company meets certain leverage ratio conditions set forth in the orders, and repayment of debt related to the merger until the date these requirements and other requirements terminate as set forth in the orders with funds that would otherwise be available to pay dividends;

  •
  restrictions on the Company's ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger, if the Company is unable to satisfy specified leverage ratio tests set forth in the orders;

  •
  a requirement that the Company limit the cumulative amount of its dividend to not more than the cumulative adjusted free cash flow (as defined in the orders) generated by the Company after the closing of the merger;

  •
  a requirement that if on December 31, 2011, the Company's ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then the Company will reduce its debt by $150 million by December 31, 2012, and if the Company's debt is not reduced by $150 million by December 31,

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Litigation and Regulatory Commitments (Continued)

    2012, then the Company will suspend the payment of dividends until the debt under its credit facility is refinanced;

  •
  requirements that the Company make (a) average capital expenditures in Maine of $48 million, $48 million and $47 million, respectively, in the first three years following the closing of the merger, (b) minimum capital expenditures in New Hampshire of $52 million each of the first three years and $49 million in each of the fourth and fifth years following the closing of the merger, and (c) minimum capital expenditures in Vermont of $41 million for the first year and averaging $40 million per year for the first two years and $40 million averaged for the first three years following the closing of the merger;

  •
  a requirement that the Company remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont; and, in the case of double pole removal and service quality improvements under the performance enhancement plan, using $6.7 million and $25.0 million, respectively, provided by the Verizon Group to cover the required capital expenditures or operating expenses;

  •
  a requirement that Company pay the greater of $45 million or 90% of its free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of its credit facility, until certain financial ratio tests have been satisfied;

  •
  requirements that the Company expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which are expected to result in capital expenditures in each state in excess of the minimum capital expenditions set forth in the orders described above; and

  •
  a requirement that the Verizon Group pay $15 million to us on the first anniversary of the merger, and also pay the Company an additional $15 million if, in the second year following the merger the Company's access line losses in New Hampshire are greater than 7.5% or the Company's interest coverage ratio for the four fiscal quarters ending March 31, 2008 is below 2.5 to 1.0.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A. Risk Factors" and "Special Note Concerning Forward-Looking Statements."

Overview

        On March 31, 2008, the previously announced merger between Spinco and FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result the statement of operations and the financial information derived from the statement of operations, in this Quarterly Report reflect only the financial results of the Northern New England business. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the combined assets and liabilities of Legacy FairPoint and Spinco at March 31, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger. The statement of operations in this Quarterly Report reflects the actual results of the Northern New England business for the three months ended March 31, 2008 and may not be indicative of the Company's future results. For more information see note 1 to the "Condensed Consolidated Financial Statements."

        We are the eighth largest telephone company in the United States, based on number of access lines as of March 31, 2008. We operate in 18 states with approximately 1.9 million access line equivalents (including voice access lines and high-speed data lines, which include DSL, fiber-to-the-premises, wireless broadband and cable modem) as of March 31, 2008. We offer an array of services, including local and long distance voice, data, Internet and broadband product offerings to residential and business customers, primarily in northern New England.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including Legacy FairPoint and the Northern New England business, have experienced a decline in access lines due to increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions.

        Our board of directors has adopted a dividend policy that reflects our judgment that our stockholders would be better served if we distributed a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividend payments to the holders of our common stock, rather than retaining that cash and using it for other purposes. However, our board of directors may, in its discretion, amend or repeal this dividend policy to decrease the level of dividends provided for or discontinue entirely the payment of dividends. As a condition to the approval of the merger by state regulatory authorities, we have agreed to be subject to reductions in our dividend rate and certain other restrictions on the payment of dividends. Our annual dividend rate may not exceed $1.03 per share until certain conditions contained in the state regulatory orders approving the merger no longer apply. In addition to the conditions and restrictions imposed by the state regulatory orders, financial covenants in our credit facility and the indenture governing the notes also restrict our ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the Federal Communications Commission (the "FCC"), generally exercises jurisdiction over facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.

        FairPoint's historical operations and the operations of the Northern New England business operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Northern New England business were regulated under a price cap model. FairPoint has obtained permission to continue to operate under these regimes until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers, and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that the Northern New England business must comply with the regulations applicable to the Bell Operating Companies. The rural and non-rural operations also are subject to different regimes concerning universal service.

        The preceding summary does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are or could in the future be the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which this industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. For more information about the regulations governing our operations see "Part 1.—Item 1.—Business—Regulatory Environment" in our Annual Report on Form 10-K for the year ended December 31, 2007.

        Effective April 1, 2008 FairPoint entered into labor agreements with the local chapters of the IBEW and the CWA, which represent our union employees subject to collective bargaining agreements in northern New England. These new labor agreements assumed the existing Verizon labor agreements and extended the term of those agreements through August 2, 2013. The collective bargaining agreements with Verizon otherwise would have expired on August 2, 2008.

Recent Developments

  The Merger

        On March 31, 2008, in accordance with the terms of the merger agreement, Spinco merged with and into FairPoint. Following the completion of the merger, the separate existence of Spinco ceased. Based on a calculation set forth in the merger agreement, Verizon stockholders received 53,760,623 shares of common stock of FairPoint, as the surviving corporation. As of the closing of the merger on March 31, 2008 (and prior to the elimination of fractional shares), Verizon stockholders collectively owned approximately 60% and Legacy FairPoint stockholders collectively owned approximately 40% of the shares of our common stock on a fully diluted basis (excluding treasury stock and certain specified options, restricted stock units, restricted units and restricted shares outstanding). We refer collectively to the transactions described above as the merger. For accounting purposes, Spinco is treated as the acquirer in the merger. For more information see note 1 to the "Condensed Consolidated Financial Statements."

  The Spin-off

        Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states to Spinco and the entities that became Spinco's subsidiaries. In connection with these restructuring transactions, and immediately prior to closing of the merger on March 31, 2008, the Verizon Group contributed certain of those assets and all of the direct and indirect equity interests of those entities to Spinco in exchange for:

  •
  the issuance of additional shares of Spinco common stock that were distributed in a spin-off, referred to as the distribution;

  •
  a special cash payment of $1,160 million to the Verizon Group; and

  •
  the issuance by Spinco to the Verizon Group of the notes.

        As a result of these transactions, the Verizon Group received $1.7 billion of combined cash and principal amount of notes.

        The Verizon Group also contributed approximately $316 million in cash to Spinco at the time of the spin-off, in addition to the amount of working capital that it was required to contribute pursuant to the distribution agreement that was in effect prior to the merger.

        After the contribution and immediately prior to the merger, Verizon spun off Spinco by distributing all of the shares of Spinco common stock to a third-party distribution agent to be held collectively for the benefit of Verizon stockholders. We refer collectively to the transactions described above as the spin-off.

  The Debt Exchange

        Verizon exchanged the notes that were issued by Spinco to the Verizon Group in connection with the contribution for certain outstanding debt obligations of Verizon, thereby reducing the Verizon Group's outstanding indebtedness. We refer collectively to these transactions as the debt exchange.

  The Notes Offering

        After the consummation of the debt exchange, the notes were sold through a private offering. Following consummation of the merger, the Company assumed all obligations under the notes. We collectively refer to these transactions as the notes offering.

  Credit Facility

        Immediately prior to the merger, FairPoint and Spinco entered into a $2,030 million senior secured credit facility, consisting of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the new term loan immediately prior to the spin-off, and then FairPoint drew $470 million under the new term loan and $5.5 million under the new delayed draw term loan concurrently with the closing of the merger.

        The borrowings under our credit facility were primarily used as follows:

    By Spinco:

    •
    to allow Spinco to make a special cash payment of $1,160 million to the Verizon Group.

    By FairPoint:

    •
    together with cash on hand at Spinco, to repay in full all outstanding loans under Legacy FairPoint's then existing credit facility (approximately $684 million as of March 31, 2008) and $4 million of other outstanding indebtedness and to pay fees and expenses relating to the transactions. We currently expect that we will borrow approximately $150 million under the new delayed draw term loan during the one-year period following the March 31, 2008 closing to fund certain capital expenditures and other expenses associated with the merger.

        We collectively refer to the merger, the spin-off, the debt exchange, the notes offering, FairPoint's and Spinco's entry into the credit facility and the use of the borrowings thereunder described above as the transactions.

  Other Agreements

        In connection with the merger, on January 15, 2007 we also entered into (i) a Transition Services Agreement, as amended on March 31, 2008 (the "transition services agreement"), with certain subsidiaries of Verizon, (ii) an Employee Matters Agreement (the "employee matters agreement"), with Verizon and Spinco, (iii) a Tax Sharing Agreement (the "tax sharing agreement"), with Verizon and Spinco, and (iv) a Master Services Agreement, as amended on July 6, 2007 and February 25, 2008 (the "master services agreement"), with Capgemini U.S. LLC, or Capgemini. The transition services agreement allows for the provision of certain services on an interim basis following the closing of the merger. The employee matters agreement allows for the uninterrupted continuity of employment, compensation and benefits of Spinco employees. Through the master services agreement, we are replicating and/or replacing certain existing Verizon systems during a phased period through the fourth quarter of 2008.

Regulatory Conditions

        We are subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  a 35% reduction in the rate of dividends to be paid by us following the closing of the merger on March 31, 2008 (as compared to the dividend rate paid by us since our initial public offering in 2005), which could be effective for up to ten years following the merger, unless we meet certain leverage ratio conditions set forth in the orders, and our repayment of debt related to the merger until the date these requirements and other requirements terminate as set forth in the orders with funds that would otherwise be available to pay dividends;

  •
  restrictions on our ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger, if we are unable to satisfy specified leverage ratio tests set forth in the orders;

  •
  a requirement that we limit the cumulative amount of our dividend to not more than the cumulative adjusted free cash flow (as defined in the orders) generated by us after the closing of the merger;

  •
  a requirement that if on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under our credit facility is refinanced;

  •
  requirements that we make (a) average capital expenditures in Maine of $48 million, $48 million and $47 million, respectively, in the first three years following the closing of the merger, (b) minimum capital expenditures in New Hampshire of $52 million each of the first three years and $49 million in each of the fourth and fifth years following the closing of the merger, and (c) minimum capital expenditures in Vermont of $41 million for the first year and averaging $40 million per year for the first two years and $40 million averaged for the first three years following the closing of the merger;

  •
  a requirement that we remove double poles in Vermont, make service quality improvements and address certain broadband buildout commitments under a performance enhancement plan in Vermont; and, in the case of double pole removal and service quality improvements under the performance enhancement plan, using $6.7 million and $25.0 million, respectively, provided by the Verizon Group to cover the required capital expenditures or operating expenses;

  •
  a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of our credit facility, until certain financial ratio tests have been satisfied;

  •
  requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which is expected to result in capital expenditures in each state in excess of the minimum capital expenditures set forth in the orders described above; and

  •
  a requirement that the Verizon Group pay $15 million to us on the first anniversary of the merger, and also pay us an additional $15 million if, in the second year following the merger our access line losses in New Hampshire are greater than 7.5% or our interest coverage ratio for the four fiscal quarters ending March 31, 2008 is below 2.5 to 1.0.

        These orders also limited rates for existing retail, wholesale and DSL services for fixed periods following the closing of the merger and imposed certain obligations on the Northern New England business related to the provision of wholesale services.

        The terms of the orders also prohibit us from consummating any acquisition with a transaction value in excess of $100 million during a period of one year following the completion of the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement to our systems, and for a period of up to three years following the closing of the merger if certain financial tests are not met. The order issued by the NHPUC also prohibits us from consummating any acquisition until we meet specified service quality benchmarks.

        We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the transition services agreement. The monitor will consult with representatives of the Vermont Department of Public Service (the "VDPS"), the Maine Public Utilities Commission (the "MPUC"), and the New Hampshire Public Utilities Commission (the "NHPUC"). The monitor will evaluate our testing and cutover readiness process to evaluate our readiness to support our operations after the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement. If the monitor, the VDPS, the MPUC or the NHPUC disagree with our decision on the timing of the cutover, the cutover could be delayed.

        The parties also obtained the approval of the Federal Communications Commission (the "FCC"), in an order dated January 9, 2008 that imposed no additional conditions.

Revenues

        We derive our revenues from:

  •
  Local calling services.  We receive revenues from our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, referred to as UNEs, interconnection revenues from competitive local exchange carriers and wireless carriers, and some data transport revenues.

  •
  Universal Service Fund high-cost loop support.  We receive payments from the Universal Service Fund to support the high cost of operating in rural markets, support for low income subscribers, and support for schools, libraries and rural health care.

  •
  Network access services.  We receive revenues earned from end-user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local and inter- exchange capacity to support their private networks. Access revenues are earned from resellers who purchase dial-tone services.

  •
  Interstate access revenue.  Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include Universal Service Fund payments for rural high-cost loop support and non-rural support, local switching support, interstate access support and interstate common line support.

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

  •
  Long distance services.  We receive revenues from long distance services we provide to our residential and business customers. Included in long distance services revenue are revenues received from regional toll calls.

  •
  Data and Internet services.  We receive revenues from monthly recurring charges for services, including high speed data, Internet and other services.

  •
  Other services.  We receive revenues from other services, including video services (including cable television and video-over-DSL), public (coin) telephone, billing and collection, directory services and sale and maintenance of customer premise equipment.

        Revenues for the Northern New England business decreased by 1.1% from fiscal 2005 to fiscal 2006 and increased by 0.3% from fiscal 2006 to fiscal 2007. We anticipated that the 2007 revenues for the Northern New England business would be lower than the actual 2007 results. We believe that the revenue trend from fiscal 2005 to fiscal 2006 for the Northern New England business is more indicative of the revenues expected to be generated by the Spinco business than the fiscal 2006 to fiscal 2007 trend.

        The following table summarizes revenues and the percentage of revenues from the listed sources for the Northern New England business:

	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
	Revenues (in thousands)		% of Revenues
Revenue Source:
Local calling services	$128,812	$141,931	46%	48%
Universal Service Fund high-cost loop	5,345	5,740	2	2
Interstate access	69,844	72,675	25	24
Intrastate access	7,192	6,689	2	2
Long distance services	41,267	41,810	15	14
Data and Internet services	22,020	19,217	8	7
Other services	7,934	9,888	2	3

Total	$282,414	$297,950	100%	100%

Operating Expenses

        Our operating expenses are categorized as operating expenses, consisting of cost of services and sales, selling, general and administrative expenses, and depreciation and amortization.

  •
  Cost of Services and Sales.  Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

  •
  Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. Also included in selling, general and administrative expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested stock granted to executive officers and directors.

  •
  Depreciation and amortization.  Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.

        Because the Northern New England business has been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont and not as a standalone telecommunications provider, the historical operating results of the Northern New England business for the three months ended March 31, 2008 and 2007 include approximately $58 million and $64 million, respectively, of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. Following the merger, during a transition period which is expected to be six months, we will receive these services from internal operations or from third-party service providers and not from Verizon. We estimate that within six months following the end of this transition period, which is expected to end in 2008, we will realize net cost savings on an annual basis of approximately $110 million to $115 million from internalizing these functions or obtaining these services from third-party providers. However, there can be no assurance that these or any cost savings will actually be achieved.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in the Northern New England business's combined statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results:

	Three Months Ended March 31,
(in thousands)	2008	% of Revenues	2007	% of Revenues
Revenues	$282,414	100%	$297,950	100%

Operating expenses
Cost of services and sales	135,837	48	135,715	46
Selling, general and administrative	63,116	22	64,033	21
Depreciation and amortization	53,925	19	57,898	19

Total operating expenses	252,878	89	257,646	86

Income from operations	29,536	11	40,304	14
Interest expense	(14,522)	(5)	(17,793)	(6)
Other income	986	—	906	—

Income before income taxes	16,000	6	23,417	8
Income tax expense	(6,457)	(2)	(8,979)	(3)

Net income	$9,543	4%	$14,438	5%

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        Revenues decreased $16 million to $282 million in 2008 compared to 2007. The Northern New England business derived its revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $13.1 million to $128.8 million during the first quarter of 2008 compared to the same period in 2007. Approximately $1.6 million of the decline in revenue is due to non-recurring credits issued to certain customers during the three months ended March 31, 2008. The remaining decrease was primarily due to lower demand and usage of the Northern New England business' basic local exchange and accompanying services, as reflected by a decline in total switched access lines in service of 9.6% at March 31, 2008 compared to March 31, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution. Technology substitution and competition affected local service revenue growth, as access lines at March 31, 2008 declined by 9.7% compared to March 31, 2007.

        Universal Service Fund high-cost loop support.    Universal Service Fund high-cost loop payments decreased $0.4 million to $5.3 million in the first quarter of 2008 compared to the same period in 2007. The national average cost per loop in relation to the Northern New England business' average cost per loop has increased and, as a result, the Northern New England business' receipts from the Universal Service Fund have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

        Interstate access.    Interstate access revenues decreased $2.8 million to $69.8 million in the first quarter of 2008 compared to the first quarter of 2007. Switched minutes of use declined 12.5% in the first quarter of 2008 compared to the same period in 2007, reflecting the impact of the access line loss and technology substitution. The decline in revenues due to the decrease in switched minutes of use and access lines was partially offset by an increase in special access revenues, reflecting continuing demand in the business market for high-capacity, high speed data services.

        Intrastate access.    Intrastate access revenues increased $0.5 million to $7.2 million in the first quarter of 2008 compared to the same period in 2007, primarily due to an increased in minutes of use in the first quarter of 2008 compared to the first quarter of 2007.

        Long distance services.    Long distance services revenues decreased $0.5 million to $41.3 million in the first quarter of 2008 compared to the same period in 2007. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings, such as the Northern New England business' Freedom service plans, designed to retain customer and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $2.8 million to $22 million in the first quarter of 2008 compared to the same period in 2007. The increase was primarily driven by an increase in the number of high speed data customers as the Northern New England business continues to actively market its high speed data services. The Northern New England business added 17,257 new subscribers since March 31, 2007 for a total of 225,410 subscribers at March 31, 2008.

        Other services.    Other services revenues decreased $2 million to $7.9 million in the first quarter of 2008 compared to the same period in 2007. The decrease was principally due to decreased revenues from late payment charges, billing and collection and public payphone services, partially offset by increased revenues from affiliates for the provision of sales and service support and local telephone services to other Verizon subsidiaries.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales remained flat in the first quarter of 2008 compared to the same period in 2007. The higher costs associated with the continuing growth in the Internet and high speed data business were offset by a decrease in allocated costs from other Verizon subsidiaries.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $0.9 million to $63.1 million in the first quarter of 2008 compared to the same period in 2007. The decrease was primarily driven by lower allocated costs from other Verizon affiliates and bad debt expenses in 2008, partially offset by higher costs in the Internet and high speed data business.

        Depreciation and amortization.    Depreciation and amortization expense decreased $4.0 million to $54.0 million in the first quarter of 2008 compared to the same period in 2007. The decrease was primarily due to lower rates of depreciation as a result of changes in the estimated useful lives of depreciable assets and increases in reserve levels.

  Other Results

        Interest expense.    Interest expense decreased $3.3 million to $14.5 million in the first quarter of 2008 compared to the same period in 2007. The decrease was primarily driven by a decrease in borrowings from the Northern New England businesses' parent company (Verizon) during the first quarter of 2008.

        Other income.    Other income includes interest income and other non-operating income and expense items. Other income remained flat in the quarter of 2008 compared to the same period in 2007.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the Northern New England business in the first quarter of 2008 and 2007 was 40.4% and 38.3%, respectively. The higher effective income tax rate in 2008 compared to 2007 was primarily due to a reduction in the actuarially determined value of tax-free Medicare subsidies.

        Net income.    Net income for the three months ended March 31, 2008 was $9.5 million compared to $14.4 million for the same period in 2007. The difference in net income between 2008 and 2007 is a result of the factors discussed above.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

  Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Accounting for pension and other postretirement benefits;

  •
  Accounting for income taxes;

  •
  Depreciation of plant, property and equipment;

  •
  Valuation of long-lived assets, including goodwill; and

  •
  Accounting for software development costs.

        Revenue Recognition.    We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for local telephone, long distance, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

        Accounting for Pension and Other Postretirement Benefits.    Most of our employees participate in our pension plans and other postretirement benefit plans. In the aggregate, the fair value of pension plan assets exceeds pension plan benefit obligations, which contributes to pension plan income. Other post-retirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant pension and other postretirement benefit plan assumptions, including the discount rate used, the long-term rate of return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations.

        Accounting for Income Taxes.    Our current and deferred income taxes are affected by events and transactions arising in the normal course of business, as well as in connection with the adoption of new accounting standards and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions affecting related income tax balances. We account for tax benefits taken or expected to be taken in its tax returns in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.

        Depreciation of Plant, Property and Equipment.    We recognize depreciation on plant, property, and equipment principally on the composite group remaining life method and straight-line composite rates over estimated useful lives ranging from three to 50 years. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. This method requires the periodic revision of depreciation rates. Changes in the estimated useful lives of plant, property, and equipment or depreciation methods could have a material effect on our results of operations.

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

        Goodwill was $611.6 million at March 31, 2008. We have recorded intangible assets related to the acquired companies' customer relationships of $233.0 million as of March 31, 2008. As of March 31, 2008, there was no accumulated amortization recorded as of March 31, 2008. These intangible assets are being amortized over a weighted average of approximately 9.7 years. The intangible assets are included in intangible assets on our consolidated balance sheet.

        We are required to perform an annual impairment review of goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment of goodwill resulted from the annual valuation of goodwill in 2007.

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

  New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have any financial impact on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, we adopted the provisions of SFAS 159. The adoption did not have any financial impact on our results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock, to the extent permitted by the agreements governing our indebtedness, including our credit facility and the indenture governing the notes, and by restrictions imposed by state regulatory authorities as conditions to their approval of the merger; (v) obligations under our employee benefit plans; and (vi) potential acquisitions. Our board of directors has announced that it intends to cause us to continue a dividend policy which reflects the judgment that our stockholders would be better served if we distributed a substantial portion of our excess cash to them instead of retaining it in our business.

        We anticipate that our primary source of liquidity will continue to be cash flow from operations. We also have available funds under our revolving credit facility and the delayed draw term loan facility of our credit facility, subject to certain conditions.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our excess cash to them instead of retaining it in our business. Since Legacy FairPoint's initial public offering in February 2005, Legacy FairPoint has paid dividends at an annual rate of $1.59 per share. As a result of the conditions imposed by state regulatory authorities in connection with the approval of the merger, until the date that certain financial and other requirements set forth in the state regulatory orders approving the merger, we refer to this date as the termination of conditions date, the annual dividend rate paid by us on our common stock may not exceed $1.03 per share. Financial covenants in our credit facility and the indenture governing the notes also restrict our ability to pay dividends. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        Our $2,030 million senior secured credit facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then FairPoint drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger.

        The revolver has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which allows for issuances of standby letters of credit for our account. Our credit facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under our credit facility and/or their affiliates.

        The term loan B facility and the delayed draw term loan, will mature in March 2015 and the revolver and the term loan A facility will mature in March 2014. Each of the term loan A facility, the term loan B facility and the delayed draw term loan are repayable in quarterly installments in the manner set forth in our credit facility.

        Interest rates for borrowings under our credit facility are, at our option, for the revolver and for the term loans at either (a) the Eurodollar rate, as defined in the credit agreement plus an applicable margin or (b) the base rate, as defined in the credit agreement, plus an applicable margin.

        Our existing credit facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates.

        Borrowings under our credit facility bear interest at variable interest rates. We entered into various interest rate swap agreements which are detailed in Note 7 of the condensed consolidated financial statements for the three months ended March 31, 2008. As a result of these swap agreements, as of March 31, 2008, approximately 50% of our indebtedness bore interest at fixed rates rather than variable rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        Spinco issued and we assumed in the merger $551.0 aggregate principal amount of 13 1/8% Senior Notes. The notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. These notes were issued at a discount, and accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the notes limits our ability to incur additional indebtedness and issue certain preferred stock; or repurchase our capital stock or subordinated debt; make investments; create certain liens; sell certain assets or merge or consolidate with or into other companies; incur restriction on the ability of our subsidiaries to make distributions or transfer assets to us; and enter into transactions with affiliates.

        In connection with the transactions, we used borrowings under our credit facility as well as cash on hand to repay in full an aggregate of $684 million of outstanding loans under our old credit facility which bore interest at the Eurodollar rate plus 2.0% per annum, to redeem all $2.1 million aggregate principal amount of Legacy FairPoint's 11 7/8% senior notes due 2013 (which were redeemed on May 1, 2008) and to repay in full $1.9 million aggregate principal amount of senior secured floating rate notes and fixed notes issued by two of our operating subsidiaries which bore interest at a range of 8.2% to 9.2%.

        For the three months ended March 31, 2008 and 2007, net cash (used in) provided by operating activities of continuing operations was $(0.3) million and $45.7 million, respectively.

        Net cash used in investing activities of continuing operations was $13.1 million and $28.4 million for the three months ended March 31, 2008 and 2007, respectively. These cash flows primarily reflect capital expenditures of $24.6 million and $36.2 million for the three month ended March 31, 2008 and 2007, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the three months ended March 31, 2008.

        Net cash provided by (used in) financing activities from continuing operations was $24.3 million and $(17.3) million for the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008, net proceeds from FairPoint's issuance of long-term debt were $1,636 million, repayment of long-term debt was $685.4 million and dividends to stockholders was $1,160 million. The dividend was paid to Verizon by Spinco in connection with the merger.

        We expect our annual maintenance capital expenditures will be approximately $180 million to $190 million in the first full year following the closing of the merger. We expect to spend approximately $120 million to $130 million in 2008, primarily on network and system upgrades related to the integration of the Spinco business. In addition, pursuant to the orders issued by the state regulatory authorities in connection with the merger, we expect to spend approximately $53 million in the next twelve months to expand our broadband availability in Maine, New Hampshire and Vermont. We anticipate that we will fund these expenditures through cash flow from operations, borrowings under the delayed draw term loan facility of our credit facility and, if necessary, borrowings under the revolving credit facility of our credit facility.

        In addition, as a condition to the approval of the transactions by state regulatory authorities, we have agreed to make additional capital expenditures following the completion of the merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, we agreed that, following the closing of the merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and $47 million in the first three years. We are also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The order issued by the state regulatory authority in Vermont also requires us to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and $40 million per year in the first three years following the closing. Pursuant to the Vermont order, we are required to remove double poles in Vermont, make service quality improvements and address certain broad-band buildout commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group.

In Vermont, we have also agreed to certain broadband buildout milestones that requires us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million in addition to the minimum capital expenditures required by the Vermont order as set forth above.

        We are also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the merger and $49 million during each of the fourth and fifth years after the closing of the merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that we are required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the merger, we will be required to spend 150% of the amount of such shortfall at the direction of the New Hampshire Public Utilities Commission. The New Hampshire Public Utilities Commission may require that a portion of these increased capital expenditures be directed toward state programs rather than invested in our assets. We are required to spend at least $56.4 million over the 60-month period following the closing of the merger on broadband infrastructure in New Hampshire, which is expected to result in capital expenditures in New Hampshire in excess of the minimum capital expenditure requirements described above. We also have the availability of $49.2 million contributed to us by the Verizon Group to make capital expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by us and approved by the New Hampshire Public Utilities Commission.

        Our ability to service our indebtedness will depend on our ability to generate cash in the future. Scheduled amortization payments will begin on the term loan A facility of our credit facility in 2009, on the term loan B facility of our credit facility in 2010 and on the delayed draw facility in 2011. No principal payments are due on the notes prior to their maturity. We will need to refinance all or a portion of our indebtedness on or before maturity and may not be able to refinance our indebtedness on commercially reasonable terms or at all.

        We entered into a letter agreement with Capgemini on January 17, 2008, as amended on February 28, 2008. This agreement, as amended, provides that, if, following the nine month anniversary of the consummation of the merger, we continue to receive or request certain services under the transition services agreement, Capgemini will pay an amount not to exceed $49.5 million of such fees for the tenth through the twelfth months, if applicable, following the consummation of the merger. In exchange for the payment of any fees under the transition services agreement, we expect that we would issue to Capgemini shares of our preferred stock in an amount equal to the aggregate amount of such fees paid by Capgemini. The preferred stock would have a 6.75% cumulative annual dividend in year one and an 8.75% cumulative annual dividend in year two and each succeeding year, which dividend would be payable in additional shares of preferred stock. The preferred stock issued to Capgemini would be non-voting, would not be convertible and would have no other rights or preferences. The preferred stock would be redeemable after we meet certain financial tests and after the expiration or termination of the transition services agreement.

        We believe that cash generated from operations and borrowings under our credit facility will be sufficient to meet our debt service, dividend, capital expenditures, and employee benefit plan obligations and other working capital requirements for the next twelve months, and to complete the back office and systems integration. We may consider additional capital expenditures if cash is available beyond these requirements and we believe they are beneficial. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing or may be required to reduce our dividend payments if our results of operations or plans materially change in an adverse manner or prove to be materially inaccurate. Additional financing, even if permitted under the terms of the agreements governing our indebtedness, may not be available on terms acceptable to us or at all.

  Summary of Contractual Obligations

        The following contractual obligations table represents a summary of future repayments of long-term debt obligations and related interest expense resulting from the issuance of long-term debt as of March 31, 2008. Our management is currently in the process of evaluating the capital and operating leases of the Company and negotiating certain contracts necessary to our operations. The capital and operating lease obligations included in the following contractual obligations table are our current obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-term debt, including current maturities(a)	$2,188,550	$—	$74,760	$122,710	$1,991,080
Interest payments on long-term debt obligations(b)	1,386,435	187,298	371,589	331,406	496,142
Capital lease obligations	16,790	3,322	6,402	3,781	3,285
Operating leases	28,088	6,940	10,951	6,915	3,282

Total projected contractual obligations	$3,619,863	$197,560	$463,702	$464,812	$2,493,789

(a)
Includes senior notes of $551 million. These notes were issued at a discount of $11.2 million.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2008, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period-End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$74,667	27,079	43,072	4,516	—

(1)
Fair value of interest rate swaps at March 31, 2008 was provided by the counterparties to the underlying contracts using consistent methodologies.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2008, approximately 50% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of March 31, 2008, we had total debt of $2,177 million consisting of both fixed rate and variable rate debt with interest rates ranging from 5.5% to 13.125% per annum, including applicable margins. As of March 31, 2008, the fair value of our debt was approximately $2,177 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

        We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable-rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we pay a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or we receive a payment if the variable rate payment is above the contractual rate. Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with respect to at least 50%of our term loan borrowings.

        The chart below provides details of each of our interest rate swap agreements.

Effective Date:	Notional Amount	Rate	Rate, including applicable margin	Expiration Date
February 8, 2005	$130.0 Million	3.98%	6.73%	December 31, 2008
February 8, 2005	$130.0 Million	4.11%	6.86%	December 31, 2009
April 29, 2005	$50.0 Million	4.72%	7.47%	March 31, 2012
June 30, 2005	$50.0 Million	4.69%	7.44%	March 31, 2011
June 30, 2006	$50.0 Million	5.36%	8.11%	December 31, 2009
December 31, 2007	$65.0 Million	4.91%	7.66%	December 30, 2011
December 31, 2007	$75.0 Million	5.46%	8.21%	December 31, 2010
December 31, 2008	$100.0 Million	5.02%	7.77%	December 31, 2010
December 31, 2009	$150.0 Million	5.65%	8.40%	December 31, 2011
June 30, 2008	$100.0 Million	4.99%	7.74%	December 30, 2010
June 30, 2008	$100.0 Million	4.95%	7.70%	June 30, 2010
June 30, 2008	$100.0 Million	5.45%	8.20%	December 31, 2010
June 30, 2008	$100.0 Million	5.30%	8.05%	December 30, 2010
June 30, 2008	$100.0 Million	4.50%	7.25%	December 31, 2010
June 30, 2008	$100.0 Million	4.50%	7.25%	December 31, 2010
December 31, 2010	$300.0 Million	4.49%	7.24%	December 31, 2012
June 30, 2008	$250.0 Million	3.25%	6.00%	December 31, 2010

        At March 31, 2008, the fair market value of these swaps was a liability of approximately $74.7 million, of which $27.1 million has been included in other current liabilities and $47.6 million has been included in other long-term liabilities. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

        Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at March 31, 2008 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $1.5 million for the three months ended March 31, 2008.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in this Quarterly Report has been recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

        We continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended March 31, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as indicated below.

        On March 31, 2008, we completed the acquisition of Spinco, which was accounted for as a "reverse acquisition" with Spinco being the acquirer for accounting purposes. As a result of the transaction, certain process-level controls covered by this report have been developed and executed by Verizon. Some of these controls will continue to be executed by Verizon in accordance with the transition services agreement. Our management has extended our overall financial reporting controls to evaluate the output from these processes, as well as existing FairPoint processes.

        In our Annual Report on Form 10-K for the year ended December 31, 2007, we disclosed that our management determined that our internal controls over financial reporting were not effective as of December 31, 2007, because our management oversight and review procedures designed to monitor the effectiveness of control activities in the northern New England division of Legacy FairPoint, which was formed in 2007 to handle transactions relating to the merger, were ineffective. As a result, errors existed in capitalized software costs, operating expenses, accounts receivable, prepaid expenses, accounts payable and accrued expenses in our preliminary 2007 consolidated financial statements. These identified errors were corrected prior to the finalization of those financial statements. During the quarter ended March 31, 2008, we have implemented additional management review procedures, similar to those already performed for all other divisions, to address the above-referenced material weakness. These procedures include detailed review of the general ledger for the northern New England division, additional reviews of more complex accounting entries, and detailed review of accounts payable transactions to ensure timely recording of expenses. Based on our evaluation as of March 31, 2008, we believe these additional procedures have effectively corrected the material weakness that was identified as of December 31, 2007, and that no material weakness exists as of March 31, 2008.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we are involved in other litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.    Risk Factors

        The risk factors presented below amend and restate the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Our board of directors has adopted a dividend policy which reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Our board of directors may, in its discretion, amend or repeal this dividend policy. Our dividend policy is based upon our directors' current assessment of our business and the environment in which we operate, and that assessment could change based on regulatory, competitive or technological developments (which could, for example, increase our need for capital expenditures) or new growth opportunities. In addition, future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. Our board of directors may decrease the level of dividends provided for in the dividend policy or entirely discontinue the payment of dividends. The orders of the state regulatory authorities approving the merger, the indenture governing the notes and our credit facility contain significant restrictions on our ability to make dividend payments and the terms of our future indebtedness are expected to contain similar restrictions. In addition, as a condition to the approval of the transactions by state regulatory authorities, we have agreed that we may not pay annual dividends in excess of approximately $1.03 per share until certain conditions are satisfied.

        There can be no assurance that we will generate sufficient cash from continuing operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, or be permitted under the terms of the regulatory orders and the agreements governing our indebtedness to pay dividends on our common stock in accordance with our dividend policy. The reduction or elimination of dividends may negatively affect the market price of our common stock.

We have substantial indebtedness which could have a negative impact on our financing options and liquidity position, our ability to pay dividends on our common stock and could prevent us from fulfilling our obligations under our debt obligations, including our credit facility and the notes.

        We had approximately $2,177 million of total debt outstanding as of March 31, 2008. In addition, as of March 31, 2008, we had $394.5 million available for additional borrowing under our credit facility.

        Our overall leverage and the terms of our financing arrangements could:

  •
  make it more difficult for us to pay our anticipated cash dividends;

  •
  make it more difficult for us to satisfy our debt obligations, including our credit facility and the notes;

  •
  limit our ability to obtain additional financing in the future for working capital, capital expenditures or acquisitions;

  •
  limit our ability to refinance our indebtedness on terms acceptable to us or at all;

  •
  limit our ability to adapt to changing market conditions;

  •
  restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

  •
  require us to dedicate a significant portion of our cash flow from operations to paying the principal of and interest on our indebtedness, thereby limiting the availability of our cash flow to fund future capital expenditures, working capital and other corporate purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the communications industry generally;

  •
  place us at a competitive disadvantage compared with competitors that have a less significant debt burden; and

  •
  make us more vulnerable to economic downturns and limit our ability to withstand competitive pressures.

        In addition, a substantial portion of our indebtedness, including borrowings under our credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk.

Despite our indebtedness levels, we may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness in the future, including under the $195 million revolver of our credit facility and the $200 million delayed draw term loan of our credit facility. The terms of our credit facility and the indenture governing the notes do not fully prohibit us from doing so. If new debt is added to our current debt levels, the related risks we could face would be magnified, including limiting our ability to pay dividends on our common stock. We currently expect that we will borrow approximately $150 million under the delayed draw term loan during the one-year period following the closing of the merger to fund certain capital expenditures and other expenses associated with the merger. Any decrease in our revenues (and corresponding reduction in our cash flow) would further increase our leverage.

We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our operating subsidiaries and investments to pay dividends on our common stock and meet our debt service and other obligations.

        We are a holding company and conduct no operations. Accordingly, our cash flow and our ability to make payments on, or repay or refinance, our indebtedness, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon the cash flows of our operating subsidiaries and the payment of funds by those subsidiaries to us in the form of repayment of loans, dividends, management fees or otherwise. Distributions to us from our subsidiaries will depend on their respective operating results and will be subject to restrictions under, among other things,

  •
  the laws of their jurisdiction of organization;

  •
  the rules and regulations of state and federal regulatory authorities;

  •
  agreements of those subsidiaries, including agreements governing their indebtedness; and

  •
  regulatory orders.

        Our subsidiaries have no obligation, contingent or otherwise, to pay amounts pursuant to the notes or to make funds available therefor, whether in the form of loans, dividends or other distributions.

To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not generate sufficient funds from operations to pay dividends on our common stock, repay or refinance our indebtedness at maturity or otherwise, or fund our operations.

        Our ability to make payments on, or repay or refinance, our debt, and to fund planned capital expenditures, unanticipated capital expenditures, dividends on our common stock and other cash needs will depend largely upon our future operating performance. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in our credit facility and our other financing arrangements, including the indenture governing the notes, and other agreements we may enter into in the future. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests, including a maximum total leverage ratio and minimum interest coverage ratio. Furthermore, our board of directors has adopted a dividend policy that reflects an intention to distribute a substantial portion of the cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders (subject to restrictions imposed by the regulatory orders approving the merger and the agreements governing our indebtedness). We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or from other sources in an amount sufficient to enable us to pay dividends on our common stock, make payments on our indebtedness or fund our other liquidity needs.

        In addition, we cannot assure you that we would be able to refinance any of our indebtedness, including our credit facility and the notes, on commercially reasonable terms, or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

  •
  sales of assets;

  •
  reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

  •
  negotiations with our lenders to restructure the applicable debt.

        The credit agreement governing our credit facility and the indenture governing the notes may restrict, or market or business conditions may limit, our ability to take some of these actions or the effectiveness of these actions. In addition, the orders of the state regulatory authorities approving the spin-off and the merger and certain tax related agreements limit our ability to engage in certain of these actions following the completion of the spin-off.

Our financing arrangements subject us to various restrictions that could limit our operating flexibility, our ability to make payment on our debt and to fund dividends on our common stock.

        Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of these financing arrangements impose, and any future indebtedness may impose, various restrictions and covenants on us that could limit our ability to pay dividends, respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios, including minimum interest coverage ratio and maximum leverage ratio, and may limit or prohibit our ability to, among other things:

  •
  incur additional debt and issue preferred stock;

  •
  pay dividends or make other distributions on our stock or repurchase or redeem stock;

  •
  create liens;

  •
  redeem or prepay certain debt;

  •
  make certain investments;

  •
  engage in specified sales of assets;

  •
  enter into transactions with affiliates;

  •
  enter new lines of business;

  •
  engage in consolidation, mergers and acquisitions; and

  •
  make certain capital expenditures.

        These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing arrangements would result in a default under those arrangements and under other arrangements containing cross-default provisions. A default would permit lenders to accelerate the maturity for the debt under these agreements and to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend. Under these circumstances, we might have insufficient funds or other resources to satisfy all our obligations, including our obligations under the notes. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

Limitations on our ability to use net operating loss carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness and may affect our ability to pay dividends to our stockholders.

        Our initial public offering in February 2005 resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these net operating loss carryforwards and other tax attributes from periods prior to the initial public offering and the merger. Although we do not expect that these limitations will materially affect our U.S. federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of net operating loss carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our net operating loss carryforwards have been used or have expired. Limitations on our usage of net operating loss carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to service our debt and pay dividends.

The price of our common stock may fluctuate substantially, which could negatively affect holders of our common stock.

        The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, the volume of sales of our common stock, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources.

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

Risks Relating to the Merger

The integration of FairPoint's and Spinco's businesses may not be successful.

        The merger is the largest and most significant acquisition we have undertaken. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of FairPoint's business and Spinco's business, which will decrease the time they will have to manage our business, service customers, attract new customers, develop new services or strategies and respond to increasing forms of competition. Due to, among other things, the size and complexity of the Northern New England business and the activities required to separate Spinco's operations from Verizon's, we may be unable to integrate the Spinco business into FairPoint's operations in an efficient, timely and effective manner. Our inability to complete this integration successfully could have a material adverse effect on our business, financial condition and results of operations.

        All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees to integrate FairPoint's and Spinco's businesses or to operate our business. Furthermore, Spinco offers services that we have no experience in providing, the most significant of which are competitive local exchange carrier wholesale services. Our failure or inability to hire or retain employees with the requisite skills and knowledge to run the combined business, may have a material adverse effect on our business. The inability of our management to manage the integration process effectively, or any significant interruption of business activities as a result of the integration process, could have a material adverse effect on our business, financial condition and results of operations.

The cutover from the Verizon systems utilized to provide services under the transition services agreement to our own systems may be delayed, which could result in additional costs to us.

        If we continue to require transition services agreement services from Verizon beyond the projected six month period, we will incur an additional cost of $16.4 million per month for months seven and eight. Since the transition services agreement permits us to cutover only every other month, a delay at the end of the initial six month period would result in at least two additional months of service under the transition services agreement.

        In addition, if we continue to require services from Verizon under the transition services agreement after the one-year anniversary of the closing of the merger, the fees payable by us to Verizon pursuant to the transition services agreement will increase significantly, which could have a material adverse effect on our business, financial condition and results of operations. The aggregate fees expected to be payable by us under the transition services agreement for the six-month period following the merger are approximately $132.9 million. However, if we require twelve or eighteen months of transition services following the merger, the aggregate fees expected to be payable will be approximately $226.9 million or $336.3 million, respectively.

        We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the transition services agreement. The monitor will consult with representatives of the Department of Public Service in Vermont, the Maine Public Utilities Commission and the New Hampshire Public Utilities Commission. The monitor will evaluate our testing and cutover readiness process to evaluate our readiness to support our operations after the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement and could disagree with the timing of our decision to implement the cutover, which could delay the cutover. Any delay caused by the evaluation and approval process would result in the payment of monthly fees to Verizon for an additional period and limits our ability to introduce new services.

The integration of FairPoint's and Spinco's businesses may present significant systems integration risks, including risks associated with the ability to convert from Spinco's customer sales, service and support operations platforms into our new customer care, service delivery and network monitoring and maintenance platforms.

        We are required to identify, acquire or develop, test, implement, maintain and manage systems and processes which provide the functionality performed for the Northern New England business by over 600 systems of Verizon. Of these Verizon systems, approximately one third relate to customer sales, service and support. Another third of the Verizon systems support network monitoring and related field operations. The remaining Verizon systems enable finance, payroll, logistics and other administrative activities. Over 80% of the information systems used in support of the Northern New England business are Verizon proprietary systems.

        We have entered into a master services agreement with an independent consulting firm to assist in the identification and conversion of systems to be deployed following the merger. Our collective experience and knowledge, together with that of the consulting firm (during the term of the master services agreement) and Verizon (during the pre-closing period and the period of the transition services agreement), will be essential to the success of the integration. The parties' inability or failure to implement successfully their plans and procedures or the insufficiency of those plans and procedures could result in failure of or delays in the merger integration and could adversely impact our business, results of operations and financial condition. This could require us to acquire and deploy additional systems, extend the transition services agreement and pay increasing monthly fees under the transition services agreement.

        Our ability to complete the transition from Verizon's systems to our systems could be further delayed or affected by the appointment by regulatory authorities in Maine, New Hampshire and

Vermont of an independent third-party monitor to certify if we are ready to transition off of Verizon's systems to our own back office systems. Any delay would result in the payment of monthly fees to Verizon for an additional period and will limit our ability to introduce new services.

        The failure of any of our systems could result in our inability to adequately bill and provide service to our customers or meet our financial and regulatory reporting obligations, which could have a material adverse effect on our business, financial condition and results of operations. We are also implementing new systems to provide for and meet financial and regulatory reporting obligations. A failure of these systems could impair our ability to meet our financial and regulatory reporting obligations.

We may not realize the anticipated cost savings and growth opportunities from the merger.

        The success of the merger will depend, in part, on our ability to realize the anticipated cost savings and growth opportunities from integrating FairPoint's and Spinco's businesses. Our success in realizing these cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of Spinco's and FairPoint's businesses and operations. Even if we are able to integrate the FairPoint and Spinco businesses successfully, this integration may not result in the realization of the full benefits of cost savings and growth opportunities that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, or the benefits from the merger may be offset by costs incurred or delays in integrating the businesses.

If our spending exceeds budgeted amounts on network systems integration and planning related to the merger, it could adversely affect our business, financial condition and results of operations.

        We expect to spend approximately $200 million on systems integration pursuant to the master services agreement in connection with the merger, $76 million of which was spent as of March 31, 2008. Verizon agreed to reimburse us for up to $40 million of pre-closing transition costs. As of March 31, 2008, Verizon has reimbursed us the full $40 million. If we spend in excess of the budgeted amounts on systems integration and other transition costs, it could adversely affect our business, financial condition and results of operations.

If the assets transferred to Spinco by the Verizon Group are insufficient to operate our business, it could adversely affect our business, financial condition and results of operations.

        Pursuant to a distribution agreement, referred to as the distribution agreement, the Verizon Group contributed to Spinco and subsidiaries of Spinco (i) specified assets and liabilities associated with the local exchange business of Verizon New England in Maine, New Hampshire and Vermont, and (ii) the customers of the Verizon Group's related long distance and Internet service provider businesses in those states. The contributed assets may not be sufficient to operate our business. Accordingly, we may have to use assets or resources from our business prior to the merger or acquire additional assets in order to operate the Spinco business, which could adversely affect our business, financial condition and results of operations.

        Pursuant to the distribution agreement, we have certain rights to cause the Verizon Group to transfer to us any assets required to be transferred to Spinco or its subsidiaries under that agreement which were not transferred as required. If the Verizon Group were unable or unwilling to transfer those assets to us, or the Verizon Group and we were to disagree about whether those assets were required to be transferred to Spinco under the distribution agreement, we might not be able to obtain those assets or similar assets from others.

We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off or the merger.

        The tax sharing agreement restricts us from taking certain actions that could cause the spin-off to be taxable to Verizon under Section 355(e) of the Internal Revenue Code of 1986, or the Code, or otherwise jeopardize the tax-free status of the spin-off or the merger, which actions the tax sharing agreement refers to as disqualifying actions, including:

  •
  generally, for two years after the spin-off, taking, or permitting any of our subsidiaries to take, an action that might be a disqualifying action;

  •
  for two years after the spin-off, entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition or issuance of our capital stock, or options to acquire or other rights in respect of our capital stock unless, generally, the shares are issued to qualifying employees or retirement plans, each in accordance with "safe harbors" under regulations issued by the IRS;

  •
  for two years after the spin-off, repurchasing our capital stock, except to the extent consistent with guidance issued by the IRS;

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

        Nevertheless, we will be permitted to take any of the actions described above in the event that we obtain Verizon's consent, or an opinion of counsel or a supplemental IRS ruling to the effect that the disqualifying action will not affect the tax-free status of the spin-off and the merger. To the extent that the tax-free status of the transactions is lost because of a disqualifying action taken by us or any of our subsidiaries after the distribution date, whether or not the required consent, opinion or ruling was obtained, we generally would be required to indemnify, defend and hold harmless Verizon and its subsidiaries (or any successor to any of them) from and against any resulting tax-related losses incurred by Verizon.

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

        The spin-off and merger were conditioned upon Verizon's receipt of a private letter ruling from the Internal Revenue Service to the effect that the spin-off, including (i) the contribution of specified assets and liabilities associated with the local exchange business of Verizon New England in Maine, New Hampshire and Vermont, and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states, to Spinco, (ii) the receipt by the Verizon Group of the Spinco securities and the special cash payment and (iii) the exchange by the Verizon Group of the Spinco securities for Verizon Group debt, will qualify as tax-free to Verizon, Spinco and the Verizon stockholders for United States federal income tax purposes under Section 355 and related provisions of the Internal Revenue Code, referred to as the Code. The private letter ruling was issued by the

Internal Revenue Service on October 5, 2007. Although a private letter ruling from the Internal Revenue Service generally is binding on the Internal Revenue Service, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, then Verizon and we will not be able to rely on the ruling.

        The spin-off and merger were also conditioned upon the receipt by Verizon of an opinion of its counsel to the effect that the spin-off will be tax-free to Verizon, Spinco and the stockholders of Verizon under Section 355 and other related provisions of the Code. The opinion relied on the Internal Revenue Service letter ruling as to matters covered by the ruling. Lastly, the spin-off and the merger were conditioned on Verizon's receipt of an opinion of its counsel and our receipt of an opinion of our counsel, each to the effect that the merger would be treated as a tax-free reorganization within the meaning of Section 368(a) of the Code. All of these opinions are based on, among other things, current law and certain representations and assumptions as to factual matters made by Verizon, Spinco and us. Any change in currently applicable law, which may or may not be retroactive, or the failure of any factual representation or assumption to be true, correct and complete in all material respects, could adversely affect the conclusions reached by counsel in their respective opinions. The opinions are not binding on the Internal Revenue Service or the courts, and the Internal Revenue Service or the courts may not agree with the opinions.

        The spin-off would become taxable to Verizon pursuant to Section 355(e) of the Code if 50% or more of the shares of either Verizon common stock or Spinco common stock (including our common stock, as successor to Spinco) were acquired, directly or indirectly, as part of a plan or series of related transactions that included the spin-off. Because Verizon stockholders owned more than 50% of our common stock following the merger, the merger, standing alone, did not cause the spin-off to be taxable to Verizon under Section 355(e). However, if the Internal Revenue Service were to determine that other acquisitions of Verizon common stock or our common stock, either before or after the spin-off and the merger, were part of a plan or series of related transactions that included the spin-off, this determination could result in the recognition of gain by Verizon under Section 355(e). In that case, the gain recognized by Verizon likely would be substantial. In connection with the request for the Internal Revenue Service private letter rulings and the opinion of Verizon's counsel, Verizon represented that the spin-off is not part of any such plan or series of related transactions.

        In certain circumstances, under the tax sharing agreement, we would be required to indemnify Verizon against tax-related losses to Verizon that arise as a result of a disqualifying action taken by us or our subsidiaries after the distribution (including for two years after the spin-off (i) entering into any agreement, understanding or arrangement or engaging in any substantial negotiations with respect to any transaction involving the acquisition or issuance of our stock, (ii) repurchasing any shares of our stock, except to the extent consistent with guidance issued by the Internal Revenue Service, (iii) ceasing or permitting certain subsidiaries to cease the active conduct of the Spinco business and (iv) voluntarily dissolving, liquidating, merging or consolidating with any other person unless the Company is the survivor of the merger or consolidation, except in accordance with the restrictions in the tax sharing agreement) or a breach of certain representations and covenants. See "—We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off and the merger." If Verizon were to recognize a gain on the spin-off for reasons not related to a disqualifying action or breach by us, Verizon would not be entitled to be indemnified under the tax sharing agreement.

Conditions imposed by state regulatory authorities in connection with their approval of the spin-off and the merger may diminish the anticipated benefits of the merger.

        Completion of the spin-off and the merger required certain government consents, approvals, orders and authorizations. The parties received the required approvals of the FCC, and of state regulatory authorities.

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

        We generate revenue primarily by delivering voice and data services over access lines. Legacy FairPoint and the Northern New England business have both experienced net voice access line losses in the past few years. Legacy FairPoint experienced a 15.3% decline in the number of voice access lines (adjusted for acquisitions and divestitures) for the period from January 1, 2003 through December 31, 2007 and a 5.2% decline for the period from January 1, 2007 through December 31, 2007. The Northern New England business experienced a 25.6% decline in number of voice access lines for the period from January 1, 2003 through December 31, 2007 and a 8.5% decline for the period from January 1, 2007 through December 31, 2007. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, and use of alternate technologies and, to a lesser degree, challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that the long period between the announcement of the merger in January 2007 and the closing of the merger also may have contributed to the Northern New England business's voice access line losses. Legacy FairPoint's 2007 revenues from switched access lines comprised approximately 80% of its total 2007 revenues, down from 89% in 2003. Legacy FairPoint's revenues from switched access lines have declined by 2.2% from fiscal 2003 to fiscal 2007, while the number of access lines has declined by 13.9% excluding acquisitions. The Northern New England business's 2007 revenues from switched access lines comprised nearly 77% of total 2007 revenues, down from 84% in 2002. Since 2003, the Northern New England business's revenues from switched access lines have declined by 10%, while the number of switched access lines has declined by 22.6%. Over this period, the Northern New England business has been able to increase pricing for switched access line service and has also sold more ancillary services (including high-speed data), partially offsetting the decline in revenues from the lower number of switched access lines.

        We may continue to experience net access line losses. Our inability to retain access lines could adversely affect our business, financial condition and results of operations.

We are subject to competition that may adversely impact our business, financial condition and results of operations.

        Many of the competitive threats now confronting large regulated communications companies, such as competition from cable television providers, are more prevalent in the small urban markets that we serve. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural and small urban markets, we face competition from wireless technology, which may increase as wireless technology improves. We may face increasing competition from cable television operators and additional competition from new market entrants, such as providers of wireless broadband, voice over Internet protocol, referred to as VoIP, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that this competition will intensify. We estimate that as of March 31, 2008, at least a majority of the customers we serve had access to a cable modem offering. Many of our competitors have brand recognition, offer online content services and have financial, personnel, marketing and other resources that may be significantly greater than ours. Verizon has informed us of its current intention to compete with us by continuing to provide the following services in the northern New England areas in which we operate:

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

        Although Verizon could compete with us in the offering of long distance services to residences and small businesses, Verizon currently does not actively market the sale of these services to residences and small businesses in Maine, New Hampshire and Vermont. If we enter into an agreement with Verizon or another wireless services provider to be a mobile virtual network operator, referred to as an MVNO, we will compete with Verizon to provide wireless services in those areas where the Northern New England business historically operated and Cellco currently operates. In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, particularly in light of possible regulatory or legislative actions that could facilitate or impede market entry, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition and results of operations.

        Competition may lead to loss of revenues and profitability as a result of numerous factors, including:

  •
  loss of customers (given the likelihood that when we lose customers for local service, we will also lose them for all related services);

  •
  reduced network usage by existing customers who may use alternative providers for long distance and data services;

  •
  reductions in the service prices that may be necessary to meet competition; and

  •
  increases in marketing expenditures and discount and promotional campaigns.

        In addition, our provision of long distance service is subject to a highly competitive market served by large nationwide carriers that enjoy brand name recognition.

        During the term of the transition services agreement, we will also be restricted in our ability to change service offerings, including bundled service offerings and retention programs, and to modify prices of certain service offerings.

We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.

        Rapid and significant changes in technology and frequent new service introductions occur frequently in the communications industry and industry standards evolve continually. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or delayed while our management devotes significant effort and resources to integrating FairPoint's business and Spinco's business.

The geographic concentration of our operations in Maine, New Hampshire and Vermont make our business susceptible to local economic and regulatory conditions, and an economic downturn, recession or unfavorable regulatory action in any of those states may adversely affect our business, financial condition and results of operations.

        As of March 31, 2008, approximately 88% of our access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for our services and resulting loss of access lines which could have a material adverse effect on our business, financial condition and results of operations.

        In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to our operations in those states, we could suffer greater harm from that action by state regulators than we would from action in other states because of the concentration of our operations in those states.

To operate and expand our business we will require a significant amount of cash. Our ability to generate cash will depend on many factors beyond our control. We may not generate sufficient funds from operations to fund our future growth.

        A significant amount of our cash flow from operations will be dedicated to capital expenditures and debt service. In addition, we currently expect that we will distribute a significant portion of our remaining cash flow to our stockholders in the form of quarterly dividends. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions.

Our business, financial condition and results of operations could be adversely affected if Verizon fails to maintain satisfactory labor relations.

        FairPoint is dependent heavily on Verizon during the TSA period and any failure of Verizon to maintain satisfactory labor relations during this period may impact us and our transition off the TSA.

We face risks associated with acquired businesses and potential acquisitions.

        Prior to entering into the merger agreement, we grew rapidly by acquiring other businesses. Subject to restrictions in the tax sharing agreement limiting our ability to take certain actions during the two years following the spin-off that could jeopardize the tax-free status of the spin-off or merger, we expect that a portion of our future growth will result from additional acquisitions, some of which may be material. Growth through acquisitions entails numerous risks, including:

  •
  strain on financial, management and operational resources, including the distraction of our management team in identifying potential acquisition targets, conducting due diligence and negotiating acquisition agreements;

  •
  difficulties in integrating the network, operations, personnel, products, technologies and financial, computer, payroll and other systems of acquired businesses;

  •
  difficulties in enhancing customer support resources to service our existing customers and the customers of acquired businesses adequately;

  •
  the potential loss of key employees or customers of the acquired businesses; and

  •
  unanticipated liabilities or contingencies of acquired businesses.

        We may need additional capital to continue growing through acquisitions. This additional capital may be raised in the form of additional debt, which would increase our leverage and could have an adverse effect on our ability to pay dividends. We may not be able to raise sufficient additional capital on terms that we consider acceptable, or at all.

        As a condition to their approval of the merger, state regulatory authorities in Maine, New Hampshire and Vermont have imposed restrictions on our ability to consummate further business acquisitions.

        We may not be able to complete successfully the integration of Spinco or other businesses that FairPoint has acquired or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, our business, financial condition and results of operations may be adversely affected.

A network disruption could cause delays or interruptions of service, which could cause us to lose customers.

        To be successful, we will need to continue to provide our customers reliable service over our expanded network. Some of the risks to our network and infrastructure include:

  •
  physical damage to access lines;

  •
  widespread power surges or outages;

  •
  software defects in critical systems; and

  •
  disruptions beyond our control.

        Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses.

Our relationships with other communications companies will be material to our operations and their financial difficulties may adversely affect our future business, financial condition and results of operations.

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

        Our provision of long distance and bandwidth services are dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases that may adversely affect our business, financial condition and results of operations.

Our success will depend on our ability to attract and retain qualified management and other personnel.

        Our success depends upon the talents and efforts of our senior management team. None of our senior executives, with the exception of Eugene B. Johnson, our Chairman and Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Johnson's current employment agreement expires on December 31, 2009. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

We will be exposed to risks relating to evaluations of internal control systems required by the Sarbanes-Oxley Act.

        As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. We concluded that a material weakness in our internal controls over financial reporting existed as of December 31, 2007, which we believe was subsequently remediated. Standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal controls over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigations by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information.

        In addition, we have begun evaluating our internal control systems with respect to the Spinco business to allow management to report on, and our independent auditors to attest to, the internal controls of the Spinco business as required by Section 404 of the Sarbanes-Oxley Act. We will be performing the systems and process evaluation and testing (and any necessary remediation) required to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. It is expected that we will be able to implement fully the requirements relating to internal controls and all other aspects of Section 404 with respect to the Spinco business for the year ending December 31, 2009. Due to the magnitude of the merger and the new processes and controls being developed in conjunction with the integration of the Spinco business, we may not be able to successfully perform this assessment for the year ending December 31, 2009.

        If we are not able to implement the requirements of Section 404 with respect to the Spinco business in a timely manner or with adequate compliance we might be subject to sanctions or investigation by regulatory authorities.

Risks Relating to Our Regulatory Environment

We are subject to significant regulations that could change in a manner adverse to us.

        We operate in a heavily regulated industry. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by the U.S. Congress or regulators. In addition, the following factors could have a significant impact on us:

        Risk of loss or reduction of network access charge revenues.    A portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate long-distance carriers for originating and terminating calls in the regions served. This also includes universal service support payments for local switching support, long-term support, and interstate common line support. In recent years, several of these long-distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition and results of operations.

        The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and those rates could change in the future. Further, from time to time federal and state regulatory bodies conduct rate cases, "earnings" reviews, or make adjustments to price cap formulas that may result in rate changes. In addition, reforms of the federal and state access charge systems, combined with the development of competition, have caused the aggregate amount of access charges paid by long-distance carriers to decrease. Additional reforms have been proposed. If any of the currently proposed reforms were adopted by the FCC it would likely involve significant changes in the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Decreases in or loss of access charges may or may not result in offsetting increases in local, subscriber line or universal service support revenues. Regulatory developments of this type could adversely affect our business, financial condition and results of operations.

        Risk of loss or reduction of Universal Service Fund support.    We receive federal universal service support, referred to as the Universal Service Fund, and in some cases, state universal support, to support our operations in high-cost areas. These federal revenues include universal service support payments for local switching support, interstate common line support, or interstate access support. High-cost support for the operations conducted by the Northern New England business prior to the merger, referred to as our non-rural operations or non-rural local exchange carriers, and for FairPoint's traditional, rural local exchange operations, referred to as our rural operations or rural local exchange carriers, is determined pursuant to different methodologies, aspects of which are now under review. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. Corresponding changes in state universal service support could likewise have a negative effect on the revenues we receive.

        Further, the total payments from the Universal Service Fund to our rural operations will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. We also receive other Universal Service Fund support payments including Interstate Access Support in all three of our price cap study areas (Maine, New Hampshire, and Vermont) and Interstate Common Line Support in our rate-of-return study areas. If we were unable to receive such support, or if that support was reduced, many of the operations of the Northern New England business would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset these losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Furthermore, any changes in the FCC's rules governing the distribution of such support or the manner in which entities contribute to the Universal Service Fund could have a material adverse effect on our financial condition and results of operations and on the revenues we receive.

        Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.    Our rural local exchange carriers are exempt from the more burdensome requirements of the Telecommunications Act of 1996, referred to as the 1996 Act, governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent's network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural local exchange carriers, we would be required to provide unbundled network elements to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, and results of operations.

        Risks posed by costs of regulatory compliance.    Regulations create significant compliance costs for us. Subsidiaries that provide intrastate services are generally subject to certification, tariff filing, and other ongoing regulatory requirements by state regulators. Our interstate and intrastate access services are currently provided in accordance with tariffs filed with the FCC and state regulatory authorities, respectively. Challenges in the future to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, these challenges could adversely affect the rates that we are able to charge our customers.

        In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of unbundled network elements, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us, the FCC determined that we would be considered a Bell Operating Company following the completion of the transactions, subject to the same regulatory requirements that currently apply to the other Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England has obtained in the region. Any changes made in connection with these obligations could increase our non-rural operations' costs or otherwise have a material adverse effect on our business, financial condition, and results of operations. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.

        State regulators have also imposed conditions on their approval of the transactions that could adversely affect our business, financial condition or results of operations.

        Our business also may be affected by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing that legislation require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We cannot predict whether or to what extent the FCC might modify its Communications Assistance for Law Enforcement Act rules or any other rules or what compliance with those new rules might cost. Similarly, we cannot predict whether or to what extent federal or state legislators or regulators might impose new security, environmental, or other obligations on our business.

        Risk of losses from rate reduction.    Our local exchange companies that operate pursuant to intrastate rate of return regulation are subject to state regulatory authority over their intrastate telecommunications service rates. State review of these rates could lead to rate reductions, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing potential revenues or raising our costs.

        The 1996 Act provides for significant changes and increased competition in the communications industry, including competition for local communications and long distance services. This statute and the FCC's implementing regulations could be submitted for judicial review or affected by future rulings of the FCC, thus making it difficult to predict whether the legislation will have a material adverse effect on our business, financial condition and results of operations and our competitors. Several regulatory and judicial proceedings have concluded, are underway or may soon be commenced, that address issues affecting our current operations and those of our competitors. We cannot predict the outcome of these developments, nor can there be any assurance that these changes will not have a material adverse effect on us or our industry.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended March 31, 2008.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may declare and pay dividends, but may not in general pay dividends in excess of the amount of our Cumulative Distributable Cash. "Cumulative Distributable Cash" is defined in our credit facility as the amount of Available Cash generated beginning on the first day of the first full fiscal quarter ending after the closing date of the merger and ending on the last day of the last fiscal quarter for which a compliance certificate has been delivered, referred to as the Reference Period, (a) minus the aggregate amount of Restricted Payments (as defined in our credit facility) paid by us in cash during such Reference Period (other than excluded dividend payments, certain restricted payments permitted to be made under the agreement governing our credit facility and the payment of dividends by any of our subsidiaries to us), (b) minus the aggregate amount of Investments (as defined in our credit facility) made by we during such Reference Period, (c) plus the aggregate amount of all cash and non-cash returns received from such Investments (not to exceed the amount originally invested). "Available Cash" is defined in our credit facility as an amount of cash equal to (a) the sum of (i) $40 million plus (ii) Adjusted Consolidated EBITDA, minus (b) the product of (i) 1.4 times (ii) Consolidated Interest Expense (as defined in our credit facility), minus (c) the cash cost of any extraordinary losses and any losses on asset sales (other than in the ordinary course of business), plus (d) the cash amount of any extraordinary gains and gains realized on asset sales (other than in the ordinary course of business). "Adjusted Consolidated EBITDA" is defined in our credit facility as Consolidated Net Income (as defined in our credit facility) (a) plus the following add-backs to the extent deducted from Consolidated Net Income: provision for income taxes; Consolidated Interest Expense; depreciation; amortization; losses on asset sales and other extraordinary losses; non-cash portion of any retirement or pension plan expense incurred; all one-time cash costs and expenses paid with respect to advisory services, financing sources and other advisors retained prior to the closing date with respect to the transaction; expenses incurred under the transition services agreement so long as such expenses are paid within 15 months after the closing date of the merger; any other non-cash charges accrued by us (except to the extent that any such charge will require a cash payment in a future period; the Acquisition Adjustment (as defined in our credit facility) for the Reference Period; and the amount of any permitted junior capital issued by we in accordance with the terms of our credit facility, (b) minus gains on asset sales and other extraordinary gains and all non-cash gains and income accrued by we.

  •
  We may not pay dividends if: (a) a default or event of default under our credit facility has occurred and is continuing or would exist after giving effect to such payment; (b) our leverage ratio is greater than 5.00 to 1.00; (c) we do not have at least $25 million of cash on hand (including unutilized commitments under our revolver); and (d) we do not deliver an officer's certificate on the date of the proposed dividend payment certifying that the Cumulative Distributable Cash on such date exceeds the aggregate amount of the proposed dividend; provided that notwithstanding the foregoing restrictions, we are permitted to make regular quarterly dividends payable for the fiscal quarter in which the closing date of the merger occurs (which payment may be payable shortly after the closing date) and the first and second full fiscal quarters following the closing date of the merger so long as the aggregate amount of the dividend payments does not exceed $50 million.

        Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions.

        The indenture governing the notes restricts our ability to pay dividends on our common stock as follows:

  •
  so long as no event of default has occurred and is continuing under the indenture governing the notes, we may pay dividends in an amount not to exceed $50 million in the aggregate for each of the first two quarterly dividend payments immediately following March 31, 2008; and

  •
  so long as no default or event of default has occurred and is continuing under the indenture governing the notes and our consolidated leverage ratio (as defined in the indenture governing the notes) is less than 5.00 to 1.00 (after giving pro forma effect to such dividend payment), we may pay dividends (other than as contemplated above) in an amount not to exceed the sum of (i) our consolidated cash flow (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less then 5.00 to 1.00 less 1.6 times our consolidated interest expense (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less than 5.00 to 1.00 for the period (taken as one accounting period) from the beginning of the first fiscal quarter commencing after the issue date of the notes to the end of the our most recently ended fiscal quarter for which internal financial statements are available, (ii) the net proceeds received by us since the issue date of the notes as a contribution to our common equity capital or from the issue or sale of our equity interests and (iii) the proceeds received from certain investments. Consolidated cash flow under the indenture is calculated in substantially the same manner as "Adjusted Consolidated EBITDA" is calculated under our credit facility.

        The indenture also permits us to use the dividend basket to repurchase shares of our capital stock.

        In addition, the indenture governing the notes permits us to make certain restricted payments, which may include, among other things, the payment of dividends, in an amount not to exceed $40 million in the aggregate.

        The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provide for the following dividend restrictions:

  •
  a 35% reduction in the rate of dividends to be paid by us following the merger (as compared to the dividend rate paid by FairPoint since its initial public offering in 2005), which could be effective for up to ten years following the merger unless we meet certain financial conditions set forth in the orders, and the we repay debt related to the merger until the termination of conditions date with funds that would otherwise be available to pay dividends;

  •
  restrictions on our ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger if we are unable to satisfy specified financial ratio tests set forth in the orders;

  •
  a requirement that we limit the cumulative amount of dividends on our common stock to not more than the cumulative adjusted free cash flow generated by us after the closing of the merger; and

  •
  a requirement that if on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under our credit facility is refinanced.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 16, 2008	By:	/s/ JOHN P. CROWLEY
Name: John P. Crowley
		Title:	Executive Vice President
and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(6)
2.8	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.9	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.10	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.11	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.12	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(7)
2.14
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
2.15
Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC(7)
2.16	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(2)
2.17	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(4)

2.18	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(6)
2.19	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(9)
2.21	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.22	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(10)
2.23	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(11)
2.24	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(11)
2.25	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.26	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.27	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.28	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.29	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
2.30	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated Bylaws of FairPoint.(12)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(13)
4.2
Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(12)
4.3	Form of Initial Senior Note due 2010.(13)
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(7)
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(7)

4.7	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(7)
4.8	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(7)
10.1
Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(7)
10.2
Subsidiary Guaranty, dated as of March 31, 2008, by and among FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Logistics, Inc. and Lehman Commercial Paper Inc.(7)
10.3
Pledge Agreement, dated as of March 31, 2008, by and among FairPoint, MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Broadband, Inc., FairPoint Logistics, Inc., Enhanced Communications of Northern New England, Inc., Utilities, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., St. Joe Communications, Inc., Ravenswood Communications, Inc., Unite Communications Systems, Inc. and Lehman Commercial Paper Inc.(7)
10.4	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(7)
10.5	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(14)
10.6	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(12)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(15)
10.8	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(15)
10.9	Form of Performance Unit Award Agreement 2008 Award.*
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(16)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(16)
10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(16)
10.13	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(16)
10.14	FairPoint Amended and Restated 1998 Stock Incentive Plan.(17)
10.15	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(18)
10.16	FairPoint 2005 Stock Incentive Plan.(12)
10.17	FairPoint Annual Incentive Plan.(19)
10.18	Form of February 2005 Restricted Stock Agreement.(19)
10.19	Form of Director Restricted Stock Agreement.(20)
10.20	Form of Director Restricted Unit Agreement.(20)

10.21	Form of Non-Director Restricted Stock Agreement.(21)
10.22	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(22)
10.23	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(7)
10.24	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(23)
10.25	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(8)
10.26	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(7)
21	Subsidiaries of FairPoint.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(25)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(26)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(6)

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

(5)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on November 16, 2007.

(6)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 27, 2008.

(7)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(8)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(9)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2007.

(10)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

(11)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 10, 2007.

(12)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(13)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2002.

(14)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 1, 2008.

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

(23)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(24)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.

(25)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(26)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

QuickLinks

INDEX
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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