Form 10-Q
period 2008-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2008-08-08
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
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

         As of August 1, 2008, there were 89,020,957 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: None

Explanatory Note

        As used in this Quarterly Report, unless the context indicates or otherwise requires:

  •
  the terms "the Company," "we," "us" and "our" refers to FairPoint Communications, Inc. and its subsidiaries after giving effect to the merger with Northern New England Spinco Inc. ("Spinco") on March 31, 2008; and

  •
  the terms "Legacy FairPoint" and "FairPoint" refer to FairPoint Communications, Inc. prior to the merger with Spinco on March 31, 2008.

        On March 31, 2008, the merger between Spinco, a subsidiary of Verizon Communications Inc. ("Verizon"), and FairPoint was completed. We refer to this transaction herein as the merger. In connection with the merger and in accordance with the terms of an Agreement and Plan of Merger (the "merger agreement") entered into among FairPoint, Verizon and Spinco on January 15, 2007, as amended, the Company issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, Verizon and its subsidiaries (other than Cellco Partnership doing business as Verizon Wireless ("Cellco")), collectively referred to with Verizon as the "Verizon Group", engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England Inc. ("Verizon New England"), in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states (the "Northern New England business"), to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the six months ended June 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the three months ended June 30, 2008 and the financial results of Legacy Fairpoint for the three months ended June 30, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended June 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (FairPoint and the Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of FairPoint and Spinco at June 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as contributions to Verizon on the statement of stockholder's equity contained herein. The statement of operations in this Quarterly Report may not be indicative of the Company's future results. For more information see note 1 to the "Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation."

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

  •
  the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the merger;

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$11,150	$—
Restricted cash	13,400	—
Accounts receivable, net	181,066	160,130
Other receivables	37,931	18,579
Materials and supplies	39,749	4,229
Other	50,420	21,180
Deferred income tax, net	22,093	9,730
Short term investments	—	37,090

Total current assets	355,809	250,938

Property, plant, and equipment, net	1,884,847	1,630,085
Intangibles assets, net	227,536	—
Prepaid pension asset	69,977	36,692
Debt issue costs, net	28,144	—
Other assets	83,071	20,457
Investments	6,938	—
Goodwill	613,945	—

Total assets	$3,270,267	$1,938,172

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$9,190	$—
Current portion of capital lease obligations	2,167	2,064
Accounts payable	188,606	175,866
Dividends payable	22,918	—
Accrued interest payable	18,758	—
Interest rate swaps	20,353	—
Other accrued liabilities	76,857	47,115

Total current liabilities	338,849	225,045

Long-term liabilities:
Capital lease obligations	8,196	9,936
Employee benefit obligations	179,882	408,863
Deferred income taxes	251,989	140,911
Unamortized investment tax credits	5,763	5,877
Other long-term liabilities	38,540	28,378
Long-term debt, net of current portion	2,206,777	—
Interest rate swap agreements	11,191	—

Total long-term liabilities	2,702,338	593,965

Minority interest	7	—

Stockholders' equity:
Common stock	890	538
Additional paid-in capital	777,825	484,383
Retained earnings (deficit)	(470,917)	634,241
Accumulated other comprehensive loss	(78,725)	—

Total stockholders' equity	229,073	1,119,162

Total liabilities and stockholders' equity	$3,270,267	$1,938,172

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$344,690	$299,406	$627,104	$597,356

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	133,900	141,931	269,737	277,646
Selling, general and administrative expense, excluding depreciation and amortization	102,290	65,171	165,406	129,204
Depreciation and amortization	69,741	58,103	123,666	116,001

Total operating expenses	305,931	265,205	558,809	522,851

Income from operations	38,759	34,201	68,295	74,505

Other income (expense):
Interest expense	(45,123)	(18,026)	(59,645)	(35,819)
Gain on derivative instruments	43,123	—	43,123	—
Other	264	893	1,250	1,799

Total other expense	(1,736)	(17,133)	(15,272)	(34,020)

Income before income taxes	37,023	17,068	53,023	40,485
Income tax expense	(13,909)	(6,757)	(20,366)	(15,736)

Net income	$23,114	$10,311	$32,657	$24,749

Weighted average shares outstanding:
Basic	88,725	53,761	62,077	53,761

Diluted	89,190	53,761	62,483	53,761

Earnings per share:
Basic	$0.26	$0.19	$0.53	$0.46

Diluted	0.26	0.19	0.52	0.46

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

Six Months Ended June 30, 2008

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2007	53,761	$538	$484,383	$634,241	$—	$1,119,162

Net income	—	—	—	32,657	—	32,657
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Stock based compensation expense	—	—	413	—	—	413
Dividends declared	—	—	(22,909)	—	—	(22,909)
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	352,929	—	352,929
Net liabilities contributed back to Verizon	—	—	—	130,362	—	130,362
Employee benefit adjustment to comprehensive income	—	—	—	78,725	(78,725)	—

Balance at June 30, 2008	89,026	$890	$777,825	$(470,917)	$(78,725)	$229,073

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$32,657	$24,749

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations excluding impact of acquisitions:
Deferred income taxes	24,489	(11,170)
Provision for uncollectible revenue	7,543	10,059
Depreciation and amortization	123,666	116,001
SFAS 106 post-retirement accruals	29,103	44,993
Gain on derivative instruments	(43,123)	—
Other non cash items	(26,406)	(51,673)
Changes in assets and liabilities arising from operations:
Accounts receivable and other assets	(91,970)	3,599
Accounts payable and other accrued liabilities	10,557	(19,142)
Other	(16,221)	—

Total adjustments	17,638	92,667

Net cash provided by operating activities of continuing operations	50,295	117,416

Cash flows from investing activities of continuing operations:
Acquired cash balance, net	11,552	—
Net capital additions	(98,348)	(75,437)
Net proceeds from sales of investments and other assets	235	19,489

Net cash used in investing activities of continuing operations	(86,561)	(55,948)

Cash flows from financing activities of continuing operations:
Loan origination costs	(29,238)	—
Proceeds from issuance of long-term debt	1,676,000	—
Repayments of long-term debt	(687,491)	—
Contributions from Verizon	344,629	(61,010)
Restricted cash	(80,886)	—
Repayment of capital lease obligations	(1,637)	(458)
Dividends paid to stockholders	(1,173,961)	—

Net cash provided by (used in) financing activities of continuing operations	47,416	(61,468)

Net increase in cash	11,150	—
Cash, beginning of period	—	—

Cash, end of period	$11,150	$—

Supplemental disclosure of cash flow information:
Non-cash equity consideration	$316,290	$—
Non-cash issuance of senior notes	551,000	—

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, for the six months ended June 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the three months ended June 30, 2008 and the financial results of FairPoint for the three months ended June 30, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended June 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of FairPoint and Spinco at June 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefit, and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as contributions to Verizon on the statement of stockholders' equity contained herein. The statement of operations in this Quarterly Report may not be indicative of the Company's future results.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common stock outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the merger.

Basis of Presentation—Northern New England Business (Historical)

        Prior to March 31, 2008, the Northern New England business and operations were comprised of the local exchange business and related landline activities of the Verizon Group in the states of Maine, New Hampshire and Vermont. The Northern New England business was primarily comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company (doing business as Verizon Enterprise Solutions), Bell Atlantic Communications, Inc. (doing business as Verizon Long Distance), Verizon Internet Services Inc., GTE.Net LLC, and Verizon Select Services Inc.

        The Northern New England business had one reportable segment, servicing a territory consisting of Local Access and Transport Areas ("LATAs"), in Maine, New Hampshire and Vermont. These LATAs are generally centered on a city or based on some other identifiable common geography. The

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting (Continued)

Northern New England business included regulated and unregulated carrier business in all three states, consisting principally of:

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

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

        Many of the communications services that the Northern New England business provided are subject to regulation by the state regulatory commissions of Maine, New Hampshire and Vermont with respect to intrastate rates and services and other matters. The Federal Communications Commission (the "FCC") regulates rates that the Northern New England business charges long-distance carriers and end-user subscribers for interstate access services and interstate traffic.

        All results presented herein prior to March 31, 2008 represent the historical financial results of the Northern New England business and represent special-purpose combined financial statements prepared to present the balance sheets, statement of operations and cash flows of the Northern New England business in contemplation of the merger with FairPoint and related transactions. These special-purpose combined financial statements were prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

        The special-purpose combined financial statements include the wireline-related businesses, Internet access, long distance and customer premises equipment services provided by the Northern New England business to customers in the states of Maine, New Hampshire and Vermont. All significant intercompany transactions have been eliminated. These special-purpose combined financial statements also included the assets, liabilities and expenses related to employees who support the Northern New England business, some of whom remained employees of Verizon following the merger. The financial statements also include transactions with Verizon which was an affiliate of the Northern New England business prior to consummation of the merger. Through these transactions, Verizon provided various services to the Northern New England business including various operational and administrative services. Subsequent to March 31, 2008, any transactions with Verizon are no longer considered affiliate receivables or payables.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting (Continued)

        Prior to March 31, 2008, the financial statements of the Northern New England business were prepared using specific information where available and allocations where data was not maintained on a state-specific basis within the Northern New England business' books and records. Effective March 31, 2008, the balance sheet reflects actual balances of Spinco and Legacy FairPoint consolidated. All adjustments required to change from allocated balances at December 31, 2007 to actual balances are reflected in stockholders' equity. Any additional adjustments identified to reflect the March 31, 2008 opening balances have been and will be recorded to stockholders' equity.

        The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Accordingly, certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted and condensed pursuant to such rules and regulations. In the opinion of the Company's management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's results of operations, financial position, and cash flows. The results of operations for the Northern New England business interim periods presented are not necessarily indicative of the results of operations of the Company and may not be indicative of results for the entire year. The unaudited condensed consolidated financial statements should be read in conjunction with FairPoint's Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates

        The accompanying condensed consolidated financial statements have been prepared using GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of plant, property and equipment, pension and post-retirement benefit assumptions, purchase price allocation for the acquisition of Legacy FairPoint and income taxes. In addition, estimates were made to determine the allocations used in preparing the historical combined financial statements as described above.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.

Maintenance and Repairs

        The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged primarily to cost of services and sales as these costs are incurred.

Restricted Cash

        As of June 30, 2008, the Company had $80.9 million of restricted cash of which $13.4 million is shown in current assets and $67.5 million is in other long-term assets on the Condensed Consolidated Balance Sheet. The Company is required to use these funds to (i) pay for the removal of double poles in Vermont which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million.

Short-term Investments

        Short-term investments consist primarily of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value. These short-term investments were not transferred to FairPoint in connection with the merger.

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

Materials and Supplies

        Materials and supplies include new and reusable supplies and network equipment, which are stated principally at average original cost, except that specific costs are used in the case of large individual items. As of June 30, 2008, the Company has acquired a significant amount of materials and supplies that will be utilized to execute the Company's capital projects in the near future.

Plant, Property and Equipment

        Plant, property and equipment is recorded at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        The estimated asset lives used are presented in the following table:

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

        Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense.

        The Company believes that current estimated useful asset lives are reasonable, although they are subject to regular review and analysis. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, FairPoint intends to replicate and/or replace certain existing Verizon systems during a phased period through the fourth quarter of 2008. The Company is currently

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

in the application development stage of the project and is recognizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred as of June 30, 2008 compared to the total estimated labor to substantially complete the implementation project. As of June 30, 2008, the Company had capitalized $64.1 million of costs under SOP 98-1.

Intangible Assets, net

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At June 30, 2008
Customer lists (weighted average 9.7 years):
Gross carrying amount	$197,174
Less accumulated amortization	(5,349)

Net customer lists	191,825

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	352
Less accumulated amortization	(88)

Net non-compete agreement	264

Trade names (indefinite life):
Gross carrying amount	35,447

Total intangible assets, net	$227,536

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense is $5 million for the second quarter of 2008 and expected to be approximately $22 million per year.

Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130 million (the "term loan B facility, and together with the term loan A facility, the "term loan"), and a delayed draw term loan facility in an aggregate principal amount of $200 million (the "delayed draw term loan"). Debt issue costs associated with these credit facilities are being amortized over the life of the related debt, ranging from 6 to 7 years using the effective interest method. As of June 30, 2008, the Company had capitalized debt issue and offering costs of $28.1 million, net of amortization.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

Accounting for income taxes

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating the actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes the recovery is not likely, it must establish a valuation allowance. Further, to the extent that the Company establishes a valuation allowance or increases this allowance in a financial accounting period, the Company must include a tax provision, or reduce its tax benefit in the consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company uses its judgment to determine its provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are principally related to receivables from other telecommunications carriers and are otherwise limited to the Company's large number of customers in several states.

Advertising Costs

        Advertising costs are expensed as they are incurred.

Stock Option Plans

        The Company's 2008 Long Term Incentive Plan (the "Plan") was adopted by the Company's board of directors on March 27, 2008 and subsequently approved by its shareholders on June 18, 2008. A total of 9,500,000 shares of the Company's common stock are available for issuance under the Plan which is administered by the compensation committee of our board of directors.

        On March 27, 2008 the Company's compensation committee approved the award of Performance Units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2008 and for the performance period beginning April 1, 2008 and ending December 31, 2009, in each case to certain key employees.

        On June 18, 2008 the Company's compensation committee approved the award of Performance Units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2010 to certain key employees.

        Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock- based compensation cost is measured at the grant date, based on the fair value of the award, and is

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests.

Employee Benefit Plans

        For the three months ended March 31, 2008 and the year ended December 31, 2007, the employees of the Northern New England business participated in Verizon's benefit plans including noncontributory pension plans, post-retirement healthcare and life insurance plans for Northern New England business' retirees and their dependents. Upon the effective date of the merger, the Company assumed certain liabilities with respect to certain employees of the Northern New England business, and the Company adopted noncontributory pension plans, post-retirement healthcare and life insurance plans covering the Northern New England business' future retirees and their dependents. Pension, post-retirement healthcare and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued annually. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the expected return on assets assumption to the market related value of assets. Accumulated actuarial gains and losses are amortized over the average remaining service period of the employees expected to receive benefits only to the extent the unrecognized amounts exceeds a 10% corridor determined as the greater of the plan's assets or liabilities.

        Since June 30, 2006, the Company's Northern New England business management employees have not earned pension benefits. In addition, Northern New England business management employees hired after December 31, 2005 are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006 are not eligible for Company-subsidized retiree healthcare or retiree life insurance benefits.

        Prior to the effective date of the merger, the benefit plans were part of the Verizon consolidated plans. The structure of the plans during this period did not provide for the separate attribution of the related pension and post-retirement assets and obligations at the Northern New England business level. Because there was not a separate plan for the Northern New England business, the annual income and expense related to such assets and obligations were allocated to the Northern New England business and were reflected as prepaid pension assets and employee benefit obligations in the balance sheet as of December 31, 2007 and were reflected in the financial results for all periods prior to March 31, 2008.

        As part of the merger, liabilities and assets attributable to the employees of the Northern New England business were spun off from the relevant Verizon benefit plans to new benefit plans maintained by the Company and accounted for in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions". The separate Northern New England plans now maintained by the Company generally cover all eligible active employees of the Northern New England business. Retired employees of the Northern New England business at March 31, 2008 will continue to be covered by the Verizon benefit plans. In accordance with the Employee Matters Agreement dated January 17, 2007 between Verizon and the Company, an amount equal to $202.4 million of cash was transferred from the trusts of the two Verizon defined benefit pension plans to the corresponding Company pension plans' trusts on April 30, 2008, which amount was calculated by Verizon's actuaries

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

to be 80% of the estimated pension liability for the Company's active employees. An additional transfer of assets currently estimated at $53.7 million will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines. The assets transferred from the Verizon benefit plans' trusts' to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The final asset transfer will include investment return on the entire asset spin-off amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

        In September 2006, the FASB issued Statement SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end. The provisions of SFAS No. 158 are not to be applied retrospectively. The Northern New England business adopted SFAS No. 158 effective December 31, 2006.

        In addition, the Company sponsors a voluntary 401(k) savings plan that covers substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England business employees. Each 401(k) plan year, the Company contributes to the 401(k) plan an amount of matching contributions determined by the Company at its discretion or as otherwise negotiated with respect to collectively bargained employees.

(3) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal year 2008, the Company has adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Recent Accounting Pronouncements (Continued)

requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

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

credit facility and the indenture governing the 13 1/8% Senior Notes due 2018 issued by Spinco to the Verizon Group and subsequently exchanged for debt obligations of Verizon and sold through a private offering (the "notes") also restrict its ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders.

        On June 18, 2008, the Company declared a dividend totaling $22.9 million, or $0.2575 per share of common stock, which was paid on July 18, 2008 to holders of record as of July 2, 2008.

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

        On March 31, 2008, FairPoint completed the merger with Spinco. The merger of FairPoint and Spinco was accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Spinco's stockholders owned a majority of the shares of the combined Company following the merger. The merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes.

        The merger was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint were recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Based upon the Company's preliminary purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $846.9 million. The Company recorded an intangible

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

asset related to the acquired customer relationships of $197.2 million, an intangible asset related to trade names of $35.4 million and an intangible asset related to a non-compete agreement of $0.4 million. The remaining $613.9 million was recognized as goodwill. The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and trade names have an indefinite useful life.

        The preliminary allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,552
Current assets	44,157
Property, plant, and equipment	292,124
Investments	6,856
Excess cost over fair value of net assets acquired	613,945
Intangible assets	232,973
Other assets	127,034
Current liabilities	(141,275)
Long-term debt	(687,491)
Other liabilities	(183,585)

Total net purchase price	$316,290

        The purchase price allocation is preliminary as the Company is still assessing the fair value of Legacy FairPoint's assets and liabilities. In the second quarter of 2008, the Company identified a $2.3 million decrease in the fair value of net tangible assets acquired which resulted in a corresponding increase to goodwill. When finalized, material adjustments to goodwill may result.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger and related transactions had been consummated on January 1, 2007. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

		Pro forma six months ended June 30,
	Pro forma three months ended June 30, 2007
		2008	2007
	(unaudited)	(unaudited)
Revenues	$368,303	$694,108	$734,925
Income (loss) from continuing operations	3,900	13,600	13,996
Net income	3,900	13,600	13,996
Earnings per common share from continuing operations:
Basic	$0.04	$0.22	$0.16
Diluted	0.04	0.22	0.16
Earnings per common share:
Basic	$0.04	$0.22	$0.16
Diluted	0.04	0.22	0.16

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes

        The Company accounts for income taxes for interim periods in accordance with SFAS No. 109 "Accounting for Income Taxes" ("FAS 109") and FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods" ("FIN 18"). FIN 18 requires the tax (or benefit) related to ordinary income (or loss) should be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items should be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated. For the quarter ending June 30, 2008, the Company cannot make a reliable estimate of its estimated effective annual tax rate. Consequently, the Company's effective income tax rate for the period June 30, 2008 has been presented based on the Company's actual year to date effective tax rate.

        For the six months ended June 30, 2008, the Company recorded income tax expense of $20.4 million resulting in an effective tax rate of 38.4% compared to 38.9% for the six months ended June 30, 2007.

        For the periods through March 31, 2008, the Northern New England business was included in the Verizon consolidated federal tax return and combined state tax returns in the states of Maine, New Hampshire and Vermont. The operations of the Northern New England business were included in a tax sharing agreement with Verizon and were allocated tax payments based on the respective tax liability as if they were filing on a separate company basis. Current and deferred tax expense has been determined by applying the provisions of FAS 109 to each company as if it were a separate taxpayer.

        Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under FIN 48 were similar to the income tax reserves reflected prior to adoption under SFAS No. 5 "Accounting for Contingencies" whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of FIN 48 was not material.

        FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $11.4 million as of March 31, 2008 and $8.6 million as of June 30, 2008. The reduction in the unrecognized tax benefits in the second quarter of 2008 solely relates to the effective settlement of an IRS audit covering the fiscal years 2000 through 2003, which is disclosed below. Of the $8.6 million of unrecognized tax benefits at June 30, 2008, $1.0 million would impact its effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination, which would not affect the annual effective tax rate. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended June 30, 2008, there was a $0.6 million reduction in the interest and penalties which relates to the effective settlement of an IRS audit covering fiscal years 2000 through 2003. Of the $0.6 million reduction, $0.5 million relates to an interest reserve recorded as part of the business combination which, accordingly, has no effect on earnings. As of June 30, 2008, cumulative interest and penalties totaled $0.9 million, net of tax.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between FairPoint and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments, and tax returns, the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of June 30, 2008, the Company does not have any significant additional jurisdictional tax audits.

        The merger between FairPoint and Spinco will be treated as a tax-free "reorganization" within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code. As such, Spinco and Legacy FairPoint will be a party to that reorganization within the meaning of Section 368(b) of the Code. Spinco will not recognize gain or loss on the transfer of its assets to FairPoint and the assumption by FairPoint of the liabilities of Spinco, and no gain or loss will be recognized by stockholders of Spinco on the receipt of Company Common Stock in exchange for Spinco Common Stock. Following the merger on March 31, 2008, FairPoint and Spinco will join in the filing of a consolidated federal tax return for the nine month period ending December 31, 2008. Due to the tax free nature of the merger, the Company expects any federal and state tax attributes of FairPoint and Spinco to carry forward to the Company.

        At June 30, 2008, the Company had federal net operating loss carryforwards of $244.2 million. The Legacy FairPoint losses are subject to a Section 382 limitation from a prior period ownership change; however, the Section 382 limitation is not expected to prevent the Company from utilizing these net operating losses over the loss carry forward period.

        At March 31, 2008 in connection with the merger, Legacy FairPoint underwent an ownership change subject to Section 382, which places certain limitations on the use of net operating loss carryovers and other tax attributes. The Company is continuing to evaluate the impact of the Section 382 limitation. Based upon our initial estimated projections of this limitation, we believe that any additional Section 382 limitation would not have a material impact on the financial statements.

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

        As a result of the merger, beginning on April 1, 2008, these swaps do not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. During the second quarter of 2008, as a result of these swap agreements approximately 50% of the Company's indebtedness bore interest at fixed rates rather than variable rates. As of June 30, 2008, several of the swap agreements became effective resulting in approximately 88% of the Company's indebtedness bearing interest at fixed rates. At June 30, 2008, the fair market value of these swaps was a net liability of approximately $31.6 million, of which $20.4 million has been included in current liabilities and $11.2 million has been included in long-term liabilities. The Company has recognized a $43.1 million gain on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months ended June 30, 2008.

(8) Investments

        The Company holds certain investments, totaling $6.9 million at June 30, 2008, in non-marketable securities which are accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Investments (Continued)

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

        Long term debt for the Company at June 30, 2008 is shown below (in thousands):

June 30, 2008
Senior notes, 11.875%, due 2010(1)	$—
Senior secured credit facility, variable rates ranging from 5.50% to 5.75% (weighted average rate of 5.54%) at June 30, 2008, due 2014 to 2015	1,676,000
Senior notes, 13.125%, due 2018	551,000
Discount on senior notes, 13.125%, due 2018	(11,033)

Total outstanding long-term debt	2,215,967
Less current portion	(9,190)

Total long-term debt, net of current portion	$2,206,777

(1)
On May 1, 2008, all 11.875% senior notes due 2010 were redeemed.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2008 are as follows (in thousands):

Quarter ending June 30,
2009	$9,190
2010	36,760
2011	43,010
2012	61,760
2013	136,760
Thereafter	1,939,520

$2,227,000

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

$470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Following the merger, the Company assumed all of the obligations under the credit facility. Subsequent to the merger, the Company has drawn an additional $40.5 million under the delayed draw term loan and as of June 30, 2008 borrowings outstanding under the delayed draw term loan totaled $46.0 million.

        The revolver has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the Company. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the credit facility and/or their affiliates. As of June 30, 2008, letters of credit had been issued for $14.1 million.

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

        The credit facility requires the Company first to prepay outstanding term loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no term loan A loans remain outstanding, term loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets subject to certain reinvestment rights, 100% of net casualty insurance proceeds subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Company's credit facility requires it to prepay outstanding term loans on the date the Company delivers a compliance certificate pursuant to the credit agreement beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the term loans pursuant to the Company's credit agreement. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily repaid will be applied in forward order of maturity of the remaining amortization payments.

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

        Under the credit facility, the Company is required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. As of June 30, 2008, the Company is not in violation of any covenants in its credit facility.

        The credit agreement also contains restrictions on the Company's ability to pay dividends on its common stock.

        The credit facility is guaranteed, jointly and severally, by all existing and subsequently acquired or organized wholly owned first-tier domestic subsidiaries of the Company that are holding companies. No guarantee is required of a subsidiary that is an operating company. Northern New England Telephone Operations LLC, Vermont LLC and Enhanced Communications of Northern New England Inc. are regulated operating subsidiaries and, accordingly, are not guarantors under the credit facility.

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

        On March 31, 2008, Spinco issued $551 million aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The notes were issued at a discount, and accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefits

        As a result of the merger and the associated transfer of the pension and other post-employment benefits ("OPEB") assets and liabilities to FairPoint, the Company is remeasuring its pension and OPEB assets and liabilities as of April 1, 2008. This measurement is based on a 6.80% discount rate (increase of 30 basis points), as well as certain other valuation assumption modifications, and is expected to result in immaterial changes to the pension and OPEB balances.

        The net periodic benefit (income) cost related to the Company's pension plans is $0.1 million for the quarter ended June 30, 2008. The net periodic benefit (income) cost related to the Company's post-retirement healthcare plans is $6.6 million for the quarter ended June 30, 2008. Because prior to March 31, 2008 the Northern New England business' operating expenses were determined predominantly through allocations, separate identification of the benefit costs for these businesses are not readily available.

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the quarter ended June 30, 2008 are presented below.

In Millions	Qualified Pension	Post-retirement Health
Service cost	$2.2	$2.6
Interest cost	2.9	2.7
Expected return on plan assets	(5.0)	0.0
Amortization of prior service cost	0.0	1.1
Amortization of actuarial (gain) loss	0.0	0.2

Net periodic benefit cost	$0.1	$6.6

        In 2008, the Company does not plan to make a contribution to the qualified pension plans, but it does plan to incur $0.1 million in the post-retirement healthcare plan expenditures.

(11) Comprehensive Income

        Comprehensive income consists of net income and other gains and losses affecting stockholders' investment that, under GAAP, are excluded from net income.

        Changes in the components of Other Comprehensive Income were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$23,114	$10,311	$32,657	$24,749
Other comprehensive income (loss), net of taxes:
Defined benefit pension and post-retirement plans	—	—	(78,725)	—

Total comprehesive (loss) income	$23,114	$10,311	$(46,068)	$24,749

        Defined benefit pension and post-retirement plan activity during the first quarter of 2008 included $78.7 million in connection with the merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss.

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average number of common shares used for basic earnings per share	88,725	53,761	62,077	53,761
Effect of potential dilutive shares	465	—	406	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,190	53,761	62,483	53,761

Anti-dilutive shares excluded from the above reconciliation	494	—	509	—

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Fair Value Measurements (Continued)

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2008 (in thousands):

	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid pension assets(1)	$69,977	$69,977	$—	$—
Interest rate swap agreements(2)	(31,544)	—	(31,544)	—
Employee benefit obligations(1)	(179,882)	—	(179,882)	—

(1)
The Company maintains certain pension and other post-retirement plans for qualified employees. See note 10 for more information.

(2)
Fair value of interest rate swaps at June 30, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. See note 7 for more information.

(15) Litigation and Regulatory Commitments

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any litigation or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

        The Company is subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  a 35% reduction in the rate of dividends to be paid by the Company following the closing of the merger (as compared to the dividend rate paid by the Company since its initial public offering in 2005), which could be effective for up to ten years following the merger, unless the Company meets certain leverage ratio conditions set forth in the orders, and repayment of debt related to the merger until the date these requirements and other requirements terminate as set forth in the orders with funds that would otherwise be available to pay dividends;

  •
  restrictions on the Company's ability to pay dividends beginning with the third full fiscal quarter following the closing of the merger if the Company is unable to satisfy specified leverage ratio tests set forth in the orders;

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

  •
  a requirement that the Company pay the greater of $45 million or 90% of its free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of its credit facility, until certain financial ratio tests have been satisfied;

  •
  requirements that the Company expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which are expected to result in capital expenditures in each state in excess of the minimum capital expenditures set forth in the orders described above; and

  •
  a requirement that the Verizon Group pay $15 million to the Company on the first anniversary of the merger, and also pay the Company an additional $15 million if, in the second year following the merger, the Company's access line losses in New Hampshire are greater than 7.5% or the Company's interest coverage ratio for the four fiscal quarters ending March 31, 2008 is below 2.5 to 1.0.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see Exhibit 99.1 to this Quarterly Report and "Special Note Concerning Forward-Looking Statements."

Overview

        On March 31, 2008, the merger between Spinco and FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the six months ended June 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the three months ended June 30, 2008 and the financial results of FairPoint for the three months ended June 30, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended June 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (FairPoint and the Northern New England business) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at June 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger. The statements of operations in this Quarterly Report may not be indicative of the Company's future results. For more information, see note 1 to the "Condensed Consolidated Financial Statements."

        We are the eighth largest wireline telephone company in the United States, based on number of access lines as of June 30, 2008. We operate in 18 states with approximately 1.8 million access line equivalents (including voice access lines and high-speed data lines, which include DSL, fiber-to-the-premises, wireless broadband and cable modem) as of June 30, 2008. We offer an array of services, including local and long distance voice, data, Internet and broadband product offerings to residential and business customers, primarily in northern New England.

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

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC, generally exercises jurisdiction over facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate, or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.

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

        Effective April 1, 2008 FairPoint entered into labor agreements with the local chapters of the International Brotherhood of Electrical Workers and the Communications Workers of America, which represent our union employees subject to collective bargaining agreements in northern New England. These new labor agreements assumed the existing Verizon labor agreements and extended the term of those agreements through August 2, 2013. The collective bargaining agreements with Verizon otherwise would have expired on August 2, 2008. As a result of these new agreements, we are remeasuring our pension and OPEB assets and liabilities to reflect changes to the collective bargaining agreement.

        We are in the process of building new systems and processes to replace those used by Verizon to operate and support the network and back office in Maine, New Hampshire and Vermont. Currently, these services are being provided by Verizon under the transition services agreement agreement. We currently expect to cut over from the transition services agreement by the end of November 2008. However, as part of the state regulatory orders approving the merger, a third party monitor must review our progress against certain acceptance criteria. We must satisfactorily meet these predetermined criteria in order for the third party monitor to recommend approval of the cutover.

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

    By FairPoint:

    •
    together with cash on hand at Spinco, to repay in full all outstanding loans under Legacy FairPoint's then existing credit facility (approximately $684 million as of March 31, 2008) and $4 million of other outstanding indebtedness and to pay fees and expenses relating to the transactions. We currently expect that we will borrow approximately $200 million under the new delayed draw term loan during the one-year period following the March 31, 2008 closing to fund certain capital expenditures and other expenses associated with the merger. As of June 30, 2008, we have drawn $46.0 million on the delayed draw term loan.

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

Regulatory Conditions

        We are subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  a 35% reduction in the rate of dividends to be paid by us following the closing of the merger (as compared to the dividend rate paid by us since our initial public offering in 2005), which could be effective for up to ten years following the merger, unless we meet certain leverage conditions set forth in the orders, and our repayment of debt related to the merger until the date these requirements and other requirements terminate as set forth in the orders with funds that would otherwise be available to pay dividends;

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

        The terms of the orders also prohibit us from consummating any acquisition with a transaction value in excess of $100 million during a period of one year following the completion of the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement to our systems, and for a period of up to three years following the closing of the merger if certain financial tests are not met. The order issued by the New Hampshire Public Utilities Commission (the "NHPUC") also prohibits us from consummating any acquisition until we meet specified service quality benchmarks.

        We have agreed to the appointment of an independent third-party monitor for the cutover process contemplated by the transition services agreement. The monitor will consult with representatives of the Vermont Department of Public Service (the "VDPS"), the Maine Public Utilities Commission (the "MPUC"), and the NHPUC. The monitor will evaluate our testing and cutover readiness process to evaluate our readiness to support our operations after the cutover from the systems that will be provided by the Verizon Group during the period of the transition services agreement. If the monitor, the VDPS, the MPUC or the NHPUC disagree with our decision on the timing of the cutover, the cutover could be delayed.

        The parties also obtained the approval of the FCC, in an order dated January 9, 2008, which imposed no additional conditions.

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

  •
  Network access services.  We receive revenues earned from end-user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local and inter-exchange capacity to support their private networks. Access revenues are earned from resellers who purchase dial-tone services.

  •
  Interstate access revenue.  Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include Universal Service Fund payments for local switching support, long-term support and interstate common line support.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
	Revenues				% of Revenues
Revenue Source:
Local calling services	$141,803	$139,825	$270,615	$281,756	41%	47%	44%	47%
Interstate access	84,885	71,845	154,729	144,520	25%	24%	25%	24%
Intrastate access	14,613	7,383	21,805	14,072	4%	2%	3%	2%
Long distance services	49,090	43,663	90,357	85,473	14%	15%	14%	14%
Data and Internet services	30,552	20,703	52,572	39,920	9%	7%	8%	7%
Universal Service Fund high-cost loop	9,692	5,614	15,037	11,354	3%	2%	2%	2%
Other services	14,055	10,373	21,989	20,261	4%	3%	4%	4%

Total	$344,690	$299,406	$627,104	$597,356	100%	100%	100%	100%

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

        Because the Northern New England business has been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont and not as a standalone telecommunications provider, the historical operating results of the Northern New England business for the three months ended March 31, 2008 and the six months ended June 30, 2007 include approximately $58 million and $131 million, respectively, of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. Following the merger, and after a transition period which is expected to be eight months, we will receive these services from internal operations or from third-party service providers and not from Verizon. We estimate that within six months following the end of this transition period, we will realize net cost savings on an annual basis of approximately $110 million to $115 million from internalizing these functions or obtaining these services from third-party providers. However, there can be no assurance that these or any cost savings will actually be achieved.

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Three months ended June 30,
	2008	% of Revenues	2007	% of Revenues
Revenues	$344,690	100%	$299,406	100%

Operating expenses
Cost of services and sales	133,900	39%	141,931	47%
Selling, general and administrative	102,290	30%	65,171	22%
Depreciation and amortization	69,741	20%	58,103	19%

Total operating expenses	305,931	89%	265,205	88%

Income from operations	38,759	11%	34,201	12%
Interest expense	(45,123)	(13)%	(18,026)	(6)%
Other income	43,387	13%	893	0%

Income before income taxes	37,023	11%	17,068	6%
Income tax expense	(13,909)	(4)%	(6,757)	(2)%

Net income	$23,114	7%	$10,311	4%

        Revenues increased $45.3 million to $344.7 million in 2008 compared to 2007. The acquisition of Legacy FairPoint contributed $67.0 million to total revenues in the three months ended June 30, 2008. Excluding the impact of the merger, combined total revenue would have decreased $21.7 million. We derive our revenues from the following sources:

         Local calling services.    Local calling services revenues increased $2.0 million to $141.8 million during the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $16.8 million to local revenue in the three months ended June 30, 2008. Excluding the impact of the merger, local calling services revenues would have decreased $14.8 million compared to the prior year. This decrease is primarily due to lower demand and usage of our basic local exchange and accompanying services. Total voice access lines in service decreased 10.4% at June 30, 2008 as compared to June 30, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution.

         Interstate access.    Interstate access revenues increased $13.0 million to $84.9 million in the second quarter of 2008 compared to the second quarter of 2007. Legacy FairPoint contributed $16.3 million to interstate access revenues in the three months ended June 30, 2008. Excluding the impact of the merger, interstate access revenues would have decreased by $3.3 million. Switched minutes of use declined 16.5% in the second quarter of 2008 compared to the same period in 2007, reflecting the impact of access line loss and technology substitution. The decline in revenues due to the decrease in switched minutes of use and access lines was partially offset by an increase in special access revenues, reflecting continuing demand in the business market for high-capacity, high speed data services.

         Intrastate access.    Intrastate access revenues increased $7.2 million to $14.6 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $8.4 million to intrastate access revenues in the three months ended June 30, 2008. Excluding the impact of the merger, intrastate access revenues would have decreased $1.2 million.

         Long distance services.    Long distance services revenues increased $5.4 million to $49.1 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $7.7 million to long distance in the three months ended June 30, 2008. Excluding the impact of the merger, long distance revenues would have decreased $2.3 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

         Data and Internet services.    Data and Internet services revenues increased $9.8 million to $30.6 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $9.2 million to data and Internet services revenues in the three months ended June 30, 2008. Excluding the impact of the merger, data and Internet services revenues would have increased $0.6 million. The increase was primarily driven by an increase in the number of high speed data customers as we continue to actively market our high speed data services. We have added 13,826 new subscribers since June 30, 2007 for a total of 294,412 subscribers at June 30, 2008.

         Universal Service Fund high-cost loop support.    Universal Service Fund high-cost loop payments increased $4.1 million to $9.7 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.2 million to universal service high-cost loop support revenue in the three months ended June 30, 2008. Excluding the impact of the merger, Universal Service Fund high-cost loop support revenue would have declined by $0.1 million compared to the prior year. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

         Other services.    Other services revenues increased $3.7 million to $14.1 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.4 million to other services revenues in the three months ended June 30, 2008. Excluding the impact of the merger, other services revenues would have decreased $0.7 million.

  Operating Expenses

Cost of services and sales.    Cost of services and sales decreased $8.0 million to $133.9 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $23.7 million to cost of services and sales expenses in the three months ended June 30, 2008. Also included in cost of services and sales for the three months ended June 30, 2008 are $18.9 million of transition services agreement expenses and $5.0 million of non-cash pension and other post-employment benefit expenses. These costs were offset by the elimination of allocated costs from other Verizon affiliates prior to close.

         Selling, general and administrative.    Selling, general and administrative ("SG&A") expenses increased $37.1 million to $102.3 million in the second quarter of 2008 compared with the same period in 2007. Legacy FairPoint contributed $16.6 million to SG&A expenses in the three months ended June 30, 2008. Also included in SG&A expenses for the three months ended June 30, 2008 are $30.6 million of transition services agreement expenses, $10.0 million of one-time merger related costs (which the Company is allowed to add back to EBITDA under its credit facility) and $1.7 million of non-cash pension and other post-employment benefit expenses. These costs were offset by the elimination of allocated costs from other Verizon affiliates prior to close.

         Depreciation and amortization.    Depreciation and amortization expense increased $11.6 million to $69.7 million in the second quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $13.8 million to depreciation and amortization expenses in the three months ended June 30, 2008. Excluding the impact of the merger, depreciation and amortization would have increased $2.2 million.

  Other Results

Interest expense.    Interest expense increased $27.1 million to $45.1 million in the second quarter of 2008 compared to the same period in 2007. The increase was due to an increase in debt upon the closing of the merger. The prior year balance reflects the capital structure of the Northern New England business prior to the closing of the merger.

         Other income.    Other income includes principally gains recognized on the change in fair market value of interest rate swap derivatives. During the second quarter of 2008, we recognized a non-cash gain of $43.1 million related to our derivative financial instruments.

         Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the second quarter of 2008 and 2007 was 37.6% and 39.6%, respectively.

         Net income.    Net income for the three months ended June 30, 2008 was $23.1 million compared to $10.3 million for the same period in 2007. The difference in net income between 2008 and 2007 is a result of the factors discussed above.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

        The following table sets forth the percentages of revenues represented by selected items reflected in our statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Six months ended June 30,
	2008	% of Revenues	2007	% of Revenues
Revenues	$627,104	100%	$597,356	100%

Operating expenses
Cost of services and sales	269,737	43%	277,646	46%
Selling, general and administrative	165,406	26%	129,204	22%
Depreciation and amortization	123,666	20%	116,001	19%

Total operating expenses	558,809	89%	522,851	87%

Income from operations	68,295	11%	74,505	13%
Interest expense	(59,645)	(10)%	(35,819)	(6)%
Other income	44,373	7%	1,799	0%

Income before income taxes	53,023	8%	40,485	7%
Income tax expense	(20,366)	(3)%	(15,736)	(3)%

Net income	$32,657	5%	$24,749	4%

        Revenues increased $29.7 million to $627.1 million in 2008 compared to 2007. The acquisition of Legacy FairPoint contributed $67.0 million to total revenues in the six months ended June 30, 2008. Excluding the impact of the merger, combined total revenue would have decreased $37.3 million. We derive our revenues from the following sources:

         Local calling services.    Local calling services revenues decreased $11.1 million to $270.6 million during the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $16.8 million to local revenue in the six months ended June 30, 2008. Excluding the impact of the merger, local calling services revenues would have decreased $27.9 million compared to the prior year. This decrease is primarily due to lower demand and usage of the Company's basic local exchange and accompanying services, as reflected by a decline in total voice access lines in service of 10.4% at June 30, 2008 compared to June 30, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution.

         Interstate access.    Interstate access revenues increased $10.2 million to $154.7 million for the six months ended June 30, 2008 compared to the same period of 2007. Legacy FairPoint contributed $16.3 million to interstate access revenues in the six months ended June 30, 2008. Excluding the impact of the merger, interstate access revenues would have decreased by $6.1 million. Switched minutes of use declined 14.4% in the second quarter of 2008 compared to the same period in 2007, reflecting the impact of access line loss and technology substitution. The decline in revenues due to the decrease in switched minutes of use and access lines was partially offset by an increase in special access revenues, reflecting continuing demand in the business market for high-capacity, high speed data services.

         Intrastate access.    Intrastate access revenues increased $7.7 million to $21.8 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $8.4 million to intrastate access revenues in the six months ended June 30, 2008. Excluding the impact of the merger, intrastate access revenues would have decreased $0.7 million.

         Long distance services.    Long distance services revenues increased $4.9 million to $90.4 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $7.7 million to long distance in the six months ended June 30, 2008. Excluding the impact of the merger, long distance revenues would have decreased $2.8 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

         Data and Internet services.    Data and Internet services revenues increased $12.7 million to $52.6 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $9.2 million to data and Internet services revenues in the six months ended June 30, 2008. Excluding the impact of the merger, data and Internet services revenues would have increased $3.5 million. The increase was primarily driven by an increase in the number of high speed data customers as we continue to actively market our high speed data services. We added 13,826 new subscribers since June 30, 2007 for a total of 294,412 subscribers at June 30, 2008.

         Universal Service Fund high-cost loop support.    Universal Service Fund high-cost loop payments increased $3.7 million to $15.0 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.2 million to universal service high-cost loop support revenue in the six months ended June 30, 2008. Excluding the impact of the merger, Universal Service Fund high-cost loop support revenue would have declined by $0.5 million compared to the prior year. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. We expect this trend to continue as we anticipate the national average cost per loop will likely continue to increase in relation to our average cost per loop.

         Other services.    Other services revenues increased $1.7 million to $22.0 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.4 million to other services revenues in the six months ended June 30, 2008. Excluding the impact of the merger, other services revenues would have decreased $2.7 million.

  Operating Expenses

Cost of services and sales.    Cost of services and sales decreased $7.9 million to $269.7 million in the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $23.7 million to cost of services and sales expenses in the six months ended June 30, 2008. Also included in cost of services and sales for the six months ended June 30, 2008 are $18.9 million of transition services agreement expenses. These costs were offset by the elimination of allocated costs from other Verizon affiliates prior to close.

         Selling, general and administrative.    Selling, general and administrative ("SG&A") expenses increased $36.2 million to $165.4 million in the six months ended June 30, 2008 compared with the same period in 2007. Legacy FairPoint contributed $16.6 million to SG&A expenses in the six months ended June 30, 2008. Also included in SG&A expenses for the six months ended June 30, 2008 are $30.6 million of transition services agreement expenses, $10.0 million of one-time merger related costs (which the Company is allowed to add back to EBITDA under its credit facility). These costs were offset by the elimination of allocated costs from other Verizon affiliates prior to close.

         Depreciation and amortization.    Depreciation and amortization expense increased $7.7 million to $123.7 million for the six months ended June 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $13.8 million to depreciation and amortization expenses in the three months ended June 30, 2008. Excluding the impact of the merger, depreciation and amortization would have decreased $6.1 million.

  Other Results

Interest expense.    Interest expense increased $23.8 million to $59.6 million for the six months ended June 30, 2008 compared to the same period in 2007. The increase was due to an increase in debt upon the closing of the merger. The prior year balance reflects the capital structure of the Northern New England business prior to the closing of the merger.

         Other income.    Other income includes principally gains recognized on the change in fair market value of interest rate swap derivatives. During the six months ended June 30, 2008, we recognized non-cash gains of $43.1 million related to our derivative financial instruments.

         Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the six months ended June 30, 2008 and 2007 was 38.4% and 38.9%, respectively.

         Net income.    Net income for the six months ended June 30, 2008 was $32.7 million compared to $24.7 million for the same period in 2007. The difference in net income between 2008 and 2007 is a result of the factors discussed above.

  Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

  Critical Accounting Policies

        The Company's critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Accounting for pension and other post-retirement benefits;

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

         Accounting for Pension and Other Post-retirement Benefits.    Most of our employees participate in our pension plans and other post-retirement benefit plans. In the aggregate, the fair value of pension plan assets exceeds pension plan benefit obligations, which contribute to pension plan income. Other post-retirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant pension and other post-retirement benefit plan assumptions, including the discount rate used, the long term rate of return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations.

         Accounting for Income Taxes.    Our current and deferred income taxes are affected by events and transactions arising in the normal course of business, as well as in connection with the adoption of new accounting standards and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions affecting related income tax balances. We account for tax benefits taken or expected to be taken in our tax returns in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which requires the use of a two step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.

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

        Goodwill was $613.9 million at June 30, 2008. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $233.0 million as of June 30, 2008. As of June 30, 2008, there was $5.5 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average of approximately 9.7 years. The intangible assets are included in intangible assets on our consolidated balance sheet.

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

  New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal year 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption did not have any financial impact on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company's results of operations and financial position.

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

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) capital expenditures including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock, to the extent permitted by the agreements governing our indebtedness, including our credit facility and the indenture governing the notes and by restrictions imposed by state regulatory authorities as conditions to their approval of the merger; (v) obligations under our employee benefit plans; and (vi) potential acquisitions.

        We anticipate that our primary source of liquidity will continue to be cash flow from operations. We also have available funds under our revolving credit facility and the delayed draw term loan facility of our credit facility, subject to certain conditions.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash excess to them instead of retaining it in our business. Since Legacy FairPoint's initial public offering in February 2005, Legacy FairPoint has paid dividends at an annual rate of $1.59 per share. As a result of the conditions imposed by state regulatory authorities in connection with the approval of the merger, until the date that certain financial and other requirements set forth in the state regulatory orders approving the merger, we refer to this date as the termination of conditions date, the annual dividend rate paid by us on our common stock may not exceed $1.03 per share. Financial covenants in our credit facility and the indenture governing the notes also restrict our ability to pay dividends. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        Our $2,030 million senior secured credit facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then FairPoint drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Subsequent to March 31, 2008, the Company drew an additional $40.5 million under the delayed draw term loan resulting in a total outstanding balance of $46.0 million under the delayed draw term loan as of June 30, 2008. The Company expects to borrow the remaining $154 million available under the delayed draw term loan by March 31, 2009.

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

        Borrowings under our credit facility bear interest at variable interest rates. We entered into various interest rate swap agreements which are detailed in Note 7 of the condensed consolidated financial statements for the three and six months ended June 30, 2008. As of June 30, 2008, several of the swap agreements became effective resulting in approximately 88% of the Company's indebtedness bearing interest at fixed rates. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        Spinco issued and we assumed in the merger $551.0 aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. These notes were issued at a discount, and accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

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

        For the six months ended June 30, 2008 and 2007, net cash provided by operating activities of continuing operations was $50.3 million and $117.4 million, respectively.

        Net cash used in investing activities of continuing operations was $86.6 million and $55.9 million for the six months ended June 30, 2008 and 2007, respectively. These cash flows primarily reflect capital expenditures of $98.3 million and $75.4 million for the six months ended June 30, 2008 and 2007, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the six months ended June 30, 2008.

        Net cash provided by (used in) financing activities from continuing operations was $47.4 million and $(61.5) million for the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008, net proceeds from FairPoint's issuance of long-term debt were $1,676.0 million, repayment of long-term debt was $687.5 million and dividends to stockholders was $1,174.0 million, of which $1,160.0 million was paid to Verizon by Spinco in connection with the merger.

        We expect our annual capital expenditures will be approximately $180 million to $190 million in the first full year following the closing of the merger. We expect to spend approximately $120 million to $130 million in 2008, primarily on network and system upgrades related to the integration of the Spinco business. In addition, pursuant to the orders issued by the state regulatory authorities in connection with the merger, we expect to spend approximately $53 million in the next twelve months to expand our broadband availability in Maine, New Hampshire and Vermont. We anticipate that we will fund these expenditures through cash flows from operations, borrowings under the delayed draw term loan facility of our credit facility and, if necessary, borrowings under the revolving credit facility of our credit facility. Total capital expenditures for 2009 are expected to be approximately $180 million to $190 million.

        As a condition to the approval of the transactions by state regulatory authorities, we have agreed to make capital expenditures following the completion of the merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, we agreed that, following the closing of the merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and $47 million in the first three years. We are also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The order issued by the state regulatory authority in Vermont also requires us to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and $40 million per year in the first three years following the closing. Pursuant to the Vermont order, we are required to remove double poles in Vermont, make service quality improvements and address certain broad-band buildout commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont we have also agreed to certain broadband buildout milestones that require us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million in addition to the minimum capital expenditures required by the Vermont order as set forth above.

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

  Summary of Contractual Obligations

        The following contractual obligations table represents a summary of future repayments of long-term debt obligations and related interest expense resulting from the issuance of long-term debt as of June 30, 2008. Our management is currently in the process of evaluating our capital and operating leases and negotiating certain contracts necessary to our operations. The capital and operating lease obligations included in the following contractual obligations table are our current obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-term debt, including current maturities(a)	$2,227,000	$9,190	$79,770	$198,520	$1,939,520
Interest payments on long-term debt obligations(b)	2,251,930	191,940	372,300	330,550	1,357,140
Capital lease obligations	16,790	3,322	6,402	3,781	3,285
Operating leases	27,695	6,929	10,949	6,959	2,858

Total projected contractual obligations	$4,523,415	$211,381	$469,421	$539,810	$3,302,803

(a)
Includes senior notes of $551 million. These notes were issued at a discount of $11.2 million.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2008, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(31,544)	(20,353)	(11,570)	379	—

(1)
Fair value of interest rate swaps at June 30, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        For the three and six months ended June 30, 2008, approximately 50% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of June 30, 2008, we had total debt of $2,227 million consisting of both fixed rate and variable rate debt with interest rates ranging from 5.5% to 13.125% per annum, including applicable margins. As of June 30, 2008, the fair value of our debt was approximately $2,216 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

        We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps change the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swaps, we pay a variable interest rate plus an additional payment if the variable rate payment is below a contractual rate, or we receive a payment if the variable rate payment is above the contractual rate. Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with respect to at least 50% of our term loan borrowings.

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

        At June 30, 2008, the fair market value of these swaps was a liability of approximately $31.6 million, of which $20.4 million has been included in other current liabilities and $11.2 million has been included in other long-term liabilities. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk." As of June 30, 2008, several of the swap agreements became effective resulting in approximately 88% of the Company's indebtedness bearing interest at fixed rates.

        Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at June 30, 2008 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $0.7 million for the three months ended June 30, 2008.

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

Changes in Internal Controls over Financial Reporting

        We continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended June 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as indicated below.

        On March 31, 2008, we completed the acquisition of Spinco, which was accounted for as a "reverse acquisition" with Spinco being the acquirer for accounting purposes. As a result of the transaction, certain process level controls covered by this report have been developed and executed by Verizon. Some of these controls will continue to be executed by Verizon in accordance with the transition services agreement. Our management has extended our overall financial reporting controls to evaluate the output from these processes, as well as existing FairPoint processes.

        In addition, in conjunction with the merger, we are in the process of developing systems and processes to support the Northern New England business. While many of these processes will not be implemented until the conclusion of the transition services agreement, certain accounting and payroll-related processes have been implemented.

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

Item 1A.    Risk Factors

        The risk factors presented below amend and restate the corresponding risk factors previously disclosed in "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2008. There have been no other material changes to the risk factors disclosed in "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

        For a more comprehensive discussion of the risks facing us, refer to Exhibit 99.1 to this Quarterly Report.

Risks Relating to the Merger

The cutover from the Verizon systems utilized to provide services under the transition services agreement to our own systems may be delayed, which could result in additional costs to us.

        We expect to continue to require transition services agreement services from Verizon beyond the six month period following the closing of the merger, which will cause us to incur an additional cost of $16.4 million per month for months seven and eight. Since the transition services agreement permits us to cut over only every other month, this delay period would result in at least two additional months of service under the transition services agreement.

        In addition, if we continue to require services from Verizon under the transition services agreement after the one year anniversary of the closing of the merger, the fees payable by us to Verizon pursuant to the transition services agreement will increase significantly, which could have a material adverse effect on our business, financial condition and results of operations. The aggregate fees expected to be payable by us under the transition services agreement for the eight month period following the merger are approximately $165.9 million. However, if we require twelve or eighteen months of transition services following the merger, the aggregate fees expected to be payable will be approximately $226.9 million or $336.3 million, respectively.

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

Risks Related to Our Business

Our success will depend on our ability to attract and retain qualified management and other personnel.

        Our success depends upon the talents and efforts of our senior management team. None of our senior executives, with the exception of Eugene B. Johnson, our Chairman and Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Johnson's current employment agreement expires on December 31, 2009. In addition, on July 24, 2008, John P. Crowley, our Executive Vice President and Chief Financial Officer, tendered his resignation effective August 15, 2008. The Company has initiated a search with respect to the appointment of a successor to Mr. Crowley. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended June 30, 2008.

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

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may declare and pay dividends, but may not in general pay dividends in excess of the amount of our Cumulative Distributable Cash. "Cumulative Distributable Cash" is defined in our credit facility as the amount of Available Cash generated beginning on the first day of the first full fiscal quarter ending after the closing date of the merger and ending on the last day of the last fiscal quarter for which a compliance certificate has been delivered, referred to as the Reference Period, (a) minus the aggregate amount of Restricted Payments (as defined in our credit facility) paid by us in cash during such Reference Period (other than excluded dividend payments, certain restricted payments permitted to be made under the agreement governing our credit facility and the payment of dividends by any of our subsidiaries to us), (b) minus the aggregate amount of Investments (as defined in our credit facility) made by us during such Reference Period, (c) plus the aggregate amount of all cash and non-cash returns received from such Investments (not to exceed the amount originally invested). "Available Cash" is defined in our credit facility as an amount of cash equal to (a) the sum of (i) $40 million plus (ii) Adjusted Consolidated EBITDA, minus (b) the product of (i) 1.4 times (ii) Consolidated Interest Expense (as defined in our credit facility), minus (c) the cash cost of any extraordinary losses and any losses on asset sales (other than in the ordinary course of business), plus (d) the cash amount of any extraordinary gains and gains realized on asset sales (other than in the ordinary course of business). "Adjusted Consolidated EBITDA" is defined in our credit facility as Consolidated Net Income (as defined in our credit facility) (a) plus the following add-backs to the extent deducted from Consolidated Net Income: provision for income taxes; Consolidated Interest Expense; depreciation; amortization; losses on asset sales and other extraordinary losses; non-cash portion of any retirement or pension plan expense incurred; all one-time cash costs and expenses paid with respect to advisory services, financing sources and other advisors retained prior to the closing date with respect to the transaction; expenses incurred under the transition services agreement so long as such expenses are paid within 15 months after the closing date of the merger; any other non-cash charges accrued by us (except to the extent that any such charge will require a cash payment in a future period; the Acquisition Adjustment (as defined in our credit facility) for the Reference Period; and the amount of any permitted junior capital issued by us in accordance with the terms of our credit facility, (b) minus gains on asset sales and other extraordinary gains and all non-cash gains and income accrued by us.

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

        The indenture governing the notes restricts our ability to pay dividends on our common stock as follows:

  •
  so long as no event of default has occurred and is continuing under the indenture governing the notes, we may pay dividends in an amount not to exceed $50 million in the aggregate for each of the first two quarterly dividend payments immediately following March 31, 2008; and

  •
  so long as no default or event of default has occurred and is continuing under the indenture governing the notes and our consolidated leverage ratio (as defined in the indenture governing the notes) is less than 5.00 to 1.00 (after giving pro forma effect to such dividend payment), we may pay dividends (other than as contemplated above) in an amount not to exceed the sum of (i) our consolidated cash flow (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less than 5.00 to 1.00 less 1.6 times our consolidated interest expense (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less than 5.00 to 1.00 for the period (taken as one accounting period) from the beginning of the first fiscal quarter commencing after the issue date of the notes to the end of our most recently ended fiscal quarter for which internal financial statements are available, (ii) the net proceeds received by us since the issue date of the notes as a contribution to our common equity capital or from the issue or sale of our equity interests and (iii) the proceeds received from certain investments. Consolidated cash flow under the indenture is calculated in substantially the same manner as "Adjusted Consolidated EBITDA" is calculated under our credit facility.

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

        The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provide for the following dividend restrictions:

  •
  a 35% reduction in the rate of dividends to be paid by us following the merger (as compared to the dividend rate paid by FairPoint since its initial public offering in 2005), which could be effective for up to ten years following the merger unless we meet certain financial conditions set forth in the orders, and that we repay debt related to the merger until the termination of conditions date with funds that would otherwise be available to pay dividends;

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        The Company held its annual meeting of stockholders on June 18, 2008. As of the record date for the annual meeting, there were 89,020,957 shares of our common stock outstanding. Below is a summary of the proposals voted on at the annual meeting and the outcome of such vote with respect to each proposal.

        1.     The proposal to elect Claude C. Lilly, Robert S. Lilien and Thomas F. Gilbane, Jr. to the Company's board of directors to serve as class III directors whose term will expire in 2011 was approved with Messrs. Lilly, Lilien and Gilbane, Jr. receiving the following votes:

	Votes For	Votes Against
Claude C. Lilly	75,876,313	1,139,804
Robert S. Lilien	75,849,061	1,167,056
Thomas F. Gilbane, Jr.	69,279,294	7,736,823

Patricia Garrison-Corbin, Eugene B. Johnson and Robert A. Kennedy continued as directors of the Company, serving until the 2009 annual meeting, and David L. Hauser, Jane E. Newman and Michael R. Tuttle continued as directors of the Company, serving until the 2010 annual meeting.

        2.     The proposal to ratify the appointment of Ernst & Young LLP as the Company's independent registered accounting firm for the fiscal year ending December 31, 2008 was approved with 76,338,023 votes for, 461,622 votes against and 216,472 abstentions.

        3.     The proposal to approve the FairPoint Communications, Inc. 2008 Long Term Incentive Plan was approved with 38,352,621 votes for, 13,571,955 votes against and 468,928 abstentions.

        4.     The proposal to approve the FairPoint Communications, Inc. 2008 Annual Incentive Plan was approved with 72,130,276 votes for, 4,613,109 votes against and 272,732 abstentions.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: August 7, 2008	By:	/s/ JOHN P. CROWLEY
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
2.16	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(2)
2.17	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(4)

2.18	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(6)
2.19	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(9)
2.21	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.22	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(10)
2.23	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(11)
2.24	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(11)
2.25	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.26	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.27	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.28	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.29	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
2.30	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(13)
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
10.4	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(7)
10.5	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(14)
10.6	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(12)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(15)
10.8	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Walter E. Leach, Jr.(16)
10.9	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(16)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(16)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and John P. Crowley.(16)
10.12	FairPoint Amended and Restated 1998 Stock Incentive Plan.(17)
10.13	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(18)
10.14	FairPoint 2005 Stock Incentive Plan.(12)
10.15	FairPoint Annual Incentive Plan.(19)
10.16	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(20)
10.17	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.18	Form of February 2005 Restricted Stock Agreement.(19)
10.19	Form of Director Restricted Stock Agreement.(21)
10.20	Form of Director Restricted Unit Agreement.(21)

10.21	Form of Non-Director Restricted Stock Agreement.(22)
10.22	Form of Performance Unit Award Agreement 2008 Award.(23)
10.23	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(15)
10.24	Form of Performance Unit Award Agreement 2008-2010 Award.(20)
10.25	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(24)
10.26	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(7)
10.27	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(25)
10.28	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(8)
10.29	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(7)
14.1	FairPoint Code of Business Conduct and Ethics.(26)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(23)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.*
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(27)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(28)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(6)

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

(20)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 23, 2008.

(21)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(22)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(23)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2008.

(24)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(25)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(26)
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

INDEX
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statement of Stockholders' Equity (Unaudited) Six Months Ended June 30, 2008 (in thousands)
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (Unaudited)
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