Form 10-Q
period 2008-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2008-11-07
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-56365

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3725229 (I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 500 Charlotte, North Carolina (Address of Principal Executive Offices)	28202 (Zip Code)
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

         As of October 31, 2008, there were 88,990,318 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

        On March 31, 2008, the merger between Spinco, a subsidiary of Verizon Communications Inc. ("Verizon"), and FairPoint was completed. We refer to this transaction herein as the merger. In connection with the merger and in accordance with the terms of an Agreement and Plan of Merger (the "merger agreement") entered into among FairPoint, Verizon and Spinco on January 15, 2007, as amended, the Company issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, Verizon and its subsidiaries (other than Cellco Partnership doing business as Verizon Wireless ("Cellco")), collectively referred to with Verizon as the "Verizon Group," engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England Inc. ("Verizon New England") in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states (the "Northern New England business"), to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the nine months ended September 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the six months ended September 30, 2008 and the financial results of Legacy FairPoint for the six months ended September 30, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended September 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (Legacy FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at September 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as contributions to Verizon on the statement of stockholder's equity contained herein. The statement of operations in this Quarterly Report may not be indicative of the Company's future results. For more information see note 1 to the "Condensed Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Basis of Presentation."

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

  •
  our ability to meet obligations to our Company sponsored pension plans;

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash	$168,071	$—
Restricted cash	10,341	—
Accounts receivable, net	168,431	160,130
Other receivables	15,468	18,579
Materials and supplies	42,155	4,229
Other	44,196	21,180
Deferred income tax, net	19,836	9,730
Short term investments	—	37,090

Total current assets	468,498	250,938

Property, plant, and equipment, net	1,924,132	1,630,085
Intangibles assets, net	222,100	—
Prepaid pension asset	69,874	36,692
Debt issue costs, net	27,016	—
Restricted cash	70,108	—
Other assets	16,492	20,457
Investments	6,959	—
Goodwill	625,010	—

Total assets	$3,430,189	$1,938,172

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$22,500	$—
Current portion of capital lease obligations	2,193	2,064
Accounts payable	99,647	175,866
Dividends payable	22,905	—
Accrued interest payable	36,686	—
Interest rate swaps	17,434	—
Other accrued liabilities	65,873	47,115

Total current liabilities	267,238	225,045

Long-term liabilities:
Capital lease obligations	7,869	9,936
Employee benefit obligations	186,775	408,863
Deferred income taxes	248,087	140,911
Unamortized investment tax credits	5,759	5,877
Other long-term liabilities	37,103	28,378
Long-term debt, net of current portion	2,447,608	—
Interest rate swap agreements	19,123	—

Total long-term liabilities	2,952,324	593,965

Minority interest	6	—

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 88,990,318 shares at September 30, 2008 and 53,760,623 shares at December 31, 2007	890	538
Additional paid-in capital	755,574	484,383
Retained earnings (deficit)	(467,118)	634,241
Accumulated other comprehensive loss	(78,725)	—

Total stockholders' equity	210,621	1,119,162

Total liabilities and stockholders' equity	$3,430,189	$1,938,172

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Revenues	$328,255	$306,258	$955,359	$903,614

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	152,579	141,645	422,316	419,290
Selling, general and administrative expense, excluding depreciation and amortization	104,679	67,340	270,085	196,545
Depreciation and amortization	60,768	58,360	184,434	174,361

Total operating expenses	318,026	267,345	876,835	790,196

Income from operations	10,229	38,913	78,524	113,418

Other income (expense):
Interest expense	(49,665)	(17,052)	(109,310)	(52,871)
Gain (loss) on derivative instruments	(5,014)	—	38,109	—
Other	2,165	852	3,415	2,651

Total other expense	(52,514)	(16,200)	(67,786)	(50,220)

Income before income taxes	(42,285)	22,713	10,738	63,198
Income tax (expense) benefit	17,176	(8,903)	(3,190)	(24,639)

Net income (loss)	$(25,109)	$13,810	$7,548	$38,559

Weighted average shares outstanding:
Basic	88,999	53,761	71,358	53,761

Diluted	88,999	53,761	72,773	53,761

Earnings per share:
Basic	$(0.28)	$0.26	$0.11	$0.72

Diluted	(0.28)	0.26	0.10	0.72

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity (Unaudited)

Nine Months Ended September 30, 2008

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2007	53,761	$538	$484,383	$634,241	$—	$1,119,162

Net income	—	—	—	7,548	—	7,548
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Issuance of restricted shares	50	—	—	—	—	—
Restricted stock cancelled for withholding tax	(15)	—	—	—	—	—
Forfeiture of restricted shares	(71)	—	—	—	—	—
Stock based compensation expense	—	—	1,164	—	—	1,164
Dividends declared	—	—	(45,911)	—	—	(45,911)
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	381,890	—	381,890
Net liabilities contributed back to Verizon	—	—	—	130,309	—	130,309
Employee benefit adjustment to comprehensive income	—	—	—	78,725	(78,725)	—

Balance at September 30, 2008	88,990	$890	$755,574	$(467,118)	$(78,725)	$210,621

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$7,548	$38,559

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations excluding impact of acquisitions:
Deferred income taxes	15,354	(21,834)
Provision for uncollectible revenue	13,004	14,603
Depreciation and amortization	184,434	174,361
SFAS 106 post-retirement accruals	33,762	67,514
Gain on derivative instruments	(38,109)	—
Other non cash items	(26,382)	(70,344)
Changes in assets and liabilities arising from operations:
Accounts receivable	(37,670)	(8,645)
Prepaid and other assets	2,838	3,784
Accounts payable and accrued liabilities	(106,576)	(16,194)
Other assets and liabilities, net	4,244	(3,283)
Other	(16,221)	—

Total adjustments	28,678	139,962

Net cash provided by operating activities of continuing operations	36,226	178,521

Cash flows from investing activities of continuing operations:
Acquired cash balance, net	11,401	—
Net capital additions	(189,234)	(107,121)
Net proceeds from sales of investments and other assets	2,154	34,146

Net cash used in investing activities of continuing operations	(175,679)	(72,975)

Cash flows from financing activities of continuing operations:
Loan origination costs	(29,238)	—
Proceeds from issuance of long-term debt	1,930,000	—
Repayments of long-term debt	(687,491)	—
Contributions from Verizon	373,590	(104,848)
Restricted cash	(80,436)	—
Repayment of capital lease obligations	(1,938)	(698)
Dividends paid to stockholders	(1,196,963)	—

Net cash provided by (used in) financing activities of continuing operations	307,524	(105,546)

Net increase in cash	168,071	—
Cash, beginning of period	—	—

Cash, end of period	$168,071	$—

Supplemental disclosure of cash flow information:
Non-cash equity consideration	$316,290	$—
Non-cash issuance of senior notes	551,000	—

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, for the nine months ended September 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the six months ended September 30, 2008 and the financial results of FairPoint for the six months ended September 30, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended September 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (Legacy FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at September 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits, and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Northern New England business that were effectively contributed back to Verizon are reflected as net liabilities contributed back to Verizon on the statement of stockholders' equity contained herein. The statement of operations in this Quarterly Report may not be indicative of the Company's future results.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common shares outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the merger.

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

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment and currently aggregates these revenue streams under the quantitative and qualitative thresholds defined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Use of Estimates

        The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

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

Restricted Cash

        As of March 31, 2008 or the closing of the merger, the Company had $80.9 million of restricted cash. The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million. As of September 30, 2008, the Company has spent $2.0 million on these required projects. These expenditures have been partially offset by an increase of $0.7 million in restricted cash through September 30, 2008, due to interest earned on deposits. In addition, the Company established another escrow account related to pending litigation totaling $0.8 million at September 30, 2008. As of September 30, 2008, the Company had $80.4 million of restricted cash of which $10.3 million is shown in current assets and $70.1 million is shown as a non-current asset on the Condensed Consolidated Balance Sheet.

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

Materials and Supplies

        Materials and supplies include new and reusable supplies and network equipment, which are stated principally at average original cost, except that specific costs are used in the case of large individual items. As of September 30, 2008, the Company has acquired a significant amount of materials and supplies that will be utilized to execute the Company's capital projects in the near future.

Property, Plant and Equipment

        Property, plant and equipment is recorded at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

        At September 30, 2008 and December 31, 2007, accumulated depreciation for property, plant and equipment is $4.6 billion and $3.8 billion, respectively. Depreciation expense for the three months

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

ended September 30, 2008 was reduced by $4.6 million of non-recurring prior period adjustments related to the second quarter of 2008.

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

Long-Lived Assets

        Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, the Company intends to replicate and/or replace certain

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

existing Verizon systems during a phased period through January 2009. The Company is currently in the application development stage of the project and is recognizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred as of September 30, 2008 compared to the total estimated labor to substantially complete the implementation project. As of September 30, 2008, the Company had capitalized $72.6 million of costs under SOP 98-1.

Intangible Assets, net

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At September 30, 2008
Customer lists (weighted average 9.7 years):
Gross carrying amount	$197,174
Less accumulated amortization	(10,697)

Net customer lists	186,477

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	352
Less accumulated amortization	(176)

Net non-compete agreement	176

Trade names (indefinite life):
Gross carrying amount	35,447

Total intangible assets, net	$222,100

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $5.4 million for the third quarter of 2008 and is expected to be approximately $22 million per year.

Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030.0 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the "term loan B facility, and together with the term loan A facility, the "term loan"), and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "delayed draw term loan"). The Company incurred $29.2 million of debt issue costs associated with these credit facilities and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the straight line

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

method of amortization, which approximates the effective interest method. As of September 30, 2008, the Company had capitalized debt issue and offering costs of $27.0 million, net of amortization.

Accounting for Income Taxes

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes. This process involves estimating the actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes the recovery is not likely, it must establish a valuation allowance. Further, to the extent that the Company establishes a valuation allowance or increases this allowance in a financial accounting period, the Company must include a tax provision, or reduce its tax benefit in the consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company uses its judgment to determine its provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

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

        The Company sponsors pension and post-retirement healthcare plans for certain employees. Plan assets are held by a third party trustee. The Company's plans hold debt and equity securities for investment purposes. The value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional contributions to the plans by the Company in order to meet funding requirements under the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

        As of September 30, 2008, as a result of interest rate swap agreements, approximately 79% of the Company's indebtedness bore interest at fixed rates rather than variable rates. The Company's ability to hedge its interest rate risk is dependent on the solvency of those banks with whom the Company enters into swap agreements.

Advertising Costs

        Advertising costs are expensed as they are incurred.

Long Term Incentive Plan

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

Employee Benefit Plans

        For the three months ended March 31, 2008 and the year ended December 31, 2007, the employees of the Northern New England business participated in Verizon's benefit plans including noncontributory pension plans, post-retirement healthcare and life insurance plans for Northern New England business' retirees and their dependents. Upon the effective date of the merger, the Company assumed certain liabilities with respect to certain employees of the Northern New England business, and the Company adopted pension plans (which are non-contributory), post-retirement healthcare and life insurance plans covering the Northern New England business' future retirees and their dependents. Pension, post-retirement healthcare and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued annually. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the expected return on assets assumption to the market related value of assets. Accumulated actuarial gains and losses are amortized over the average remaining service period of the employees expected to receive benefits only to the extent the unrecognized amounts exceed a 10% corridor determined as the greater of the plan's assets or liabilities.

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

        As part of the merger, liabilities and assets attributable to the employees of the Northern New England business were spun off from the relevant Verizon benefit plans to new benefit plans maintained by the Company and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions. The separate Northern New England plans now maintained by the Company for collectively bargained employees generally cover all eligible active collectively bargained employees of the Northern New England business and approximately 315 management employees (benefits for management employees are no longer accrued). Retired employees of the Northern New England business at March 31, 2008 will continue to be covered by the Verizon benefit plans. In accordance with the Employee Matters Agreement dated January 17, 2007 between Verizon and the Company, an amount equal to $202.4 million of cash was transferred from the trusts of the two Verizon defined benefit pension plans to the corresponding Company pension plans' trusts on April 30, 2008, which amount was calculated by Verizon's actuaries to be 80% of the estimated pension liability for the Company's active employees. An additional transfer of assets, estimated at $49.3 million as of September 30, 2008, will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The final asset transfer will include investment return on the entire asset spin-off amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal year 2008, the Company has adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption did not have any financial impact on the Company's results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Recent Accounting Pronouncements (Continued)

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

        As a condition to the approval of the merger by state regulatory authorities, the Company has agreed to be subject to reductions in its dividend rate and certain other restrictions on the payment of dividends. The Company's annual dividend rate may not exceed $1.03 per share until certain conditions contained in the state regulatory orders approving the merger no longer apply. In addition to the conditions and restrictions imposed by the state regulatory orders, financial covenants in the Company's credit facility and the indenture governing the 13 1/8% Senior Notes due 2018 issued by Spinco to the Verizon Group and subsequently exchanged for debt obligations of Verizon and sold through a private offering (the "notes") also restrict its ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders.

        On September 4, 2008, the Company declared a dividend totaling $22.9 million, or $0.2575 per share of common stock, which was paid on October 17, 2008 to holders of record as of September 30, 2008.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

        The Verizon Group also contributed approximately $316.0 million in cash to Spinco at the time of the spin-off, in addition to the amount of working capital, subject to adjustment, that it was required to contribute pursuant to the distribution agreement that was in effect prior to the merger. During the third quarter of 2008, the Company settled the working capital adjustment with Verizon, resulting in an additional contribution to the Company of approximately $29.0 million from Verizon. In connection with this working capital settlement, the Company paid Verizon $66.3 million for certain payables (offset by any receivables) owed to Verizon affiliates.

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

        The merger was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint were recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Based upon the Company's preliminary purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $858.0 million. The Company recorded an intangible asset related to the acquired customer relationships of $197.2 million, an intangible asset related to trade names of $35.4 million and an intangible asset related to a non-compete agreement of $0.4 million. The remaining $625.0 million was recognized as goodwill. The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and trade names have an indefinite useful life.

        The preliminary allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,401
Current assets	42,443
Property, plant, and equipment	294,081
Investments	6,856
Excess cost over fair value of net assets acquired	625,010
Intangible assets	232,973
Other assets	127,034
Current liabilities	(144,943)
Long-term debt	(687,491)
Other liabilities	(191,074)

Total net purchase price	$316,290

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

        The purchase price allocation is preliminary as the Company is still assessing the fair value of Legacy FairPoint's investments and property, plant and equipment. Since the closing of the acquisition on March 31, 2008, the Company has identified a $13.4 million decrease in the fair value of net tangible assets acquired which resulted in a corresponding increase to goodwill. When finalized, material adjustments to goodwill may result.

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger and related transactions had been consummated on January 1, 2007. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

		Pro forma nine months ended September 30,
	Pro forma three months ended September 30, 2007
		2008	2007
	(unaudited)	(unaudited)
Revenues	$380,965	$1,022,363	$1,115,890
Income (loss) from continuing operations	16,982	(11,509)	30,582
Net income (loss)	16,982	(11,509)	30,582
Earnings per common share from continuing operations:
Basic	$0.19	$(0.16)	$0.35
Diluted	0.19	(0.16)	0.34
Earnings per common share:
Basic	$0.19	$(0.16)	$0.35
Diluted	0.19	(0.16)	0.34

(6) Income Taxes

        The Company accounts for income taxes for interim periods in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") and FASB Interpretation No. 18 "Accounting for Income Taxes in Interim Periods" ("FIN 18"). FIN 18 requires the tax (or benefit) related to ordinary income (or loss) to be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items to be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated. For the quarter ending September 30, 2008, the Company cannot make a reliable estimate of its estimated effective annual tax rate. Consequently, the Company's effective income tax rate for the period ending September 30, 2008 has been presented based on the Company's actual year to date effective tax rate.

        For the nine months ended September 30, 2008, the Company recorded income tax expense of $3.2 million resulting in an effective tax rate of 29.7% compared to 39.0% for the nine months ended September 30, 2007. The reduction in rate resulted primarily in reporting tax-free Medicare subsidy reimbursements combined with lower book income during the nine month period ended September 30, 2008.

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

        FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $11.4 million as of March 31, 2008, $8.6 million as of June 30, 2008 and $8.6 million as of September 30, 2008. The reduction in the unrecognized tax benefits in the second quarter of 2008 solely related to the effective settlement of an IRS audit covering the fiscal years 2000 through 2003, which is described below. Of the $8.6 million of unrecognized tax benefits at September 30, 2008, $1.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination, which would not affect the annual effective tax rate. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2008, there was a $0.6 million decrease in interest and penalties, all of which relates to the effective settlement of an IRS audit covering fiscal years 2000 through 2003. Of the $0.6 million reduction, $0.5 million relates to an interest reserve recorded as part of the business combination which, accordingly, has no effect on earnings. As of September 30, 2008, cumulative interest and penalties totaled $1.0 million, net of tax.

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is generally no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2004. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between FairPoint and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments, and tax returns, the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of September 30, 2008, the Company does not have any significant additional jurisdictional tax audits.

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

        At September 30, 2008, the Company had federal net operating loss carryforwards of $254.8 million. The Legacy FairPoint losses are subject to a Section 382 limitation from a prior period ownership change; however, the Section 382 limitation is not expected to prevent the Company from utilizing these net operating losses over the loss carry forward period.

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

        As a result of the merger, beginning on April 1, 2008, these swaps do not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. As a result of these swap agreements, approximately 79% of the Company's indebtedness bore interest at fixed rates rather than variable rates as of September 30, 2008. At September 30, 2008, the fair market value of these swaps was a net liability of approximately $36.5 million, of which $17.4 million has been included in current liabilities and $19.1 million has been included in long-term liabilities. The Company has recognized a $5.0 million loss and a $38.1 million gain, respectively, on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months and nine months ended September 30, 2008.

(8) Investments

        The Company holds certain investments, totaling $7.0 million at September 30, 2008, in non-marketable securities which are accounted for using the cost and equity methods of accounting. The Company continually monitors all of these investments for possible impairment by evaluating the financial performance of the businesses in which it invests and comparing the carrying value of the investment to quoted market prices (if available), or the fair values of similar investments, which in certain instances, is based on traditional valuation models utilizing multiples of cash flows. When circumstances indicate that a decline in the fair value of the investment has occurred and the decline is other than temporary, the Company records the decline in value as a realized impairment loss and a reduction in the cost of the investment.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt

        Prior to March 31, 2008, debt held by the Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Northern New England business.

        Long term debt for the Company at September 30, 2008 is shown below (in thousands):

September 30, 2008
Senior secured credit facility, variable rates ranging from 5.50% to 6.75% (weighted average rate of 5.74%) at September 30, 2008, due 2014 to 2015	$1,930,000
Senior notes, 13.125%, due 2018	551,000
Discount on senior notes, 13.125%, due 2018	(10,892)

Total outstanding long-term debt	2,470,108
Less current portion	(22,500)

Total long-term debt, net of current portion	$2,447,608

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2008 are as follows (in thousands):

Quarter ending September 30,
2009	$22,500
2010	45,000
2011	54,150
2012	63,300
2013	213,300
Thereafter	2,082,750

$2,481,000

        On March 31, 2008, immediately prior to the merger, FairPoint and Spinco entered into a $2,030 million credit facility consisting of a revolver in an aggregate principal amount of $200 million, a term loan A facility in an aggregate principal amount of $500 million, a term loan B facility in the aggregate principal amount of $1,130 million and together with the term loan A facility, referred to as the term loan, and a delayed draw term loan in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then the Company drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Subsequent to the merger, the Company has drawn an additional $194.5 million under the delayed draw term loan including $100.0 million drawn on September 12, 2008. Following the merger, the Company assumed all of the obligations under the credit facility.

        On September 12, 2008, as a result of uncertain financial market conditions, the Company borrowed the remaining $100.0 million available under the $200.0 million delayed draw term loan facility, as well as $100.0 million under the $200.0 million revolving credit facility. On October 5, 2008 the administrative agent under the credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the revolving credit facility. Accordingly, the Company expects that the remaining amount available under the revolving credit facility at is $59.7 million, net of outstanding letters of credit. We are currently pursuing a change in the administrative agent.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt (Continued)

        The revolving credit facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the Company. Due to the bankruptcy of the administrative agent under the credit facility, the Company expects that the availability under the swingline subfacility and letter of credit subfacility will be $7 million and $21 million, respectively. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the credit facility and/or their affiliates. As of September 30, 2008, letters of credit had been issued for $14.7 million.

        The term loan B facility and the delayed draw term loan will mature in March 2015 and the revolving credit facility and the term loan A facility will mature in March 2014. Each of the term loan A facility, the term loan B facility and the delayed draw term loan, collectively referred to as the term loans, will be repayable in quarterly installments in the manner set forth in the credit facility.

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

        The credit facility requires the Company first to prepay outstanding term loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no term loan A loans remain outstanding, term loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets subject to certain reinvestment rights, 100% of net casualty insurance proceeds subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Company's credit facility requires it to prepay outstanding term loans on the date the Company delivers a compliance certificate pursuant to the credit agreement beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) 90% of the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the term loans pursuant to the Company's credit agreement. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily prepaid will be applied in forward order of maturity of the remaining amortization payments.

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

        Under the credit facility, the Company is required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. As of September 30, 2008, the Company is not in violation of any covenants in its credit facility.

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

        On March 31, 2008, Spinco issued $551 million aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The notes were issued at a discount and, accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the notes limits, among other things, the Company's ability to incur additional indebtedness, issue certain preferred stock, repurchase its capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restriction on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefits (Continued)

        The net periodic benefit (income) cost related to the Company's pension plans is $0.1 million for the quarter ended September 30, 2008. The net periodic benefit (income) cost related to the Company's post-retirement healthcare plans is $6.6 million for the quarter ended September 30, 2008. Because prior to March 31, 2008 the Northern New England business' operating expenses were determined predominantly through allocations, separate identification of the benefit costs for these businesses are not readily available.

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the quarter ended September 30, 2008 are presented below.

In Millions	Qualified Pension	Post-retirement Health
Service cost	$2.2	$2.6
Interest cost	2.9	2.7
Expected return on plan assets	(5.0)	0.0
Amortization of prior service cost	0.0	1.1
Amortization of actuarial (gain) loss	0.0	0.2

Net periodic benefit cost	$0.1	$6.6

        In 2008, the Company does not plan to make a contribution to the qualified pension plans, but it does expect to incur $0.1 million in post-retirement healthcare plan expenditures.

        For the nine months ended September 30, 2008, the actual loss on the pension plan assets has been approximately 14.2%. Net periodic benefit cost for 2008 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

(11) Comprehensive Income

        Comprehensive income consists of net income and other gains and losses affecting shareholders' investment that, under GAAP, are excluded from net income.

        Changes in the components of Other Comprehensive Income were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$(25,109)	$13,810	$7,548	$38,559
Other comprehensive income (loss), net of taxes:
Defined benefit pension and post-retirement plans	—	—	(78,725)	—

Total comprehesive (loss) income	$(25,109)	$13,810	$(71,177)	$38,559

        Defined benefit pension and post-retirement plan activity during the first quarter of 2008 included $78.7 million in connection with the merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon merger.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(12) Earnings Per Share

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average number of common shares used for basic earnings per share	88,999	53,761	71,358	53,761
Effect of potential dilutive shares	—	—	1,415	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	88,999	53,761	72,773	53,761

Anti-dilutive shares excluded from the above reconciliation	2,894	—	282	—

(13) Fair Value Measurements

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(13) Fair Value Measurements (Continued)

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2008 (in thousands):

	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid pension assets (1)	$69,874	$69,874	$—	$—
Interest rate swap agreements (2)	(36,557)	—	(36,557)	—
Employee benefit obligations (1)	(186,775)	—	(186,775)	—

(1)
The Company maintains certain pension and other post-retirement plans for qualified employees. See note 10 for more information.

(2)
Fair value of interest rate swaps at September 30, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. See note 7 for more information.

(14) Litigation and Regulatory Commitments

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

        The Company is subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  a 35% reduction in the rate of dividends to be paid by the Company following the closing of the merger (as compared to the dividend rate paid by the Company since its initial public offering in 2005), which could be effective for up to ten years following the merger, unless the Company meets certain leverage ratio conditions set forth in the orders, and repayment of debt related to the merger, until the date these requirements and other requirements terminate as set forth in the orders, with funds that would otherwise be available to pay dividends;

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

  •
  a requirement that if on December 31, 2011, the Company's ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then the Company will reduce its debt by $150 million by December 31, 2012, and if the Company's debt is not reduced by $150 million by December 31,

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Litigation and Regulatory Commitments (Continued)

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

Overview

        On March 31, 2008, the merger between Spinco and FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement, FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the nine months ended September 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the six months ended September 30, 2008 and the financial results of FairPoint for the six months ended September 30, 2008. The statement of operations and the financial information derived from the statement of operations for the six months ended September 30, 2008 in this Quarterly Report reflects the actual results of the consolidated Company (FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Quarterly Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at September 30, 2008. Certain assets and liabilities of the Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger. The statements of operations in this Quarterly Report may not be indicative of the Company's future results. For more information, see note 1 to the "Condensed Consolidated Financial Statements."

        We are the eighth largest wireline telephone company in the United States, based on number of access lines as of September 30, 2008. We operate in 18 states with approximately 1.8 million access line equivalents (including voice access lines and high-speed data lines, which include DSL, fiber-to-the-premises, wireless broadband and cable modem) as of September 30, 2008. We offer an array of services, including local and long distance voice, data, Internet and broadband product offerings to residential and business customers, primarily in northern New England.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including Legacy FairPoint and the Northern New England business, have experienced a decline in access lines due to increased competition, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. During the period under which we are operating on the transition services agreement, we have limited ability to change current product offerings. Once we have transitioned to our own systems, we expect to be able to modify bundles and prices to be more competitive in the marketplace.

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

        FairPoint's historical operations and the operations of the Northern New England business operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Northern New England business were regulated under a price cap model. FairPoint has obtained permission to continue to operate under this regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that the Northern New England business must comply with the regulations applicable to the Bell Operating Companies. The rural and non-rural operations are also subject to different regimes concerning universal service.

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

        Effective April 1, 2008, we entered into labor agreements with the local chapters of the International Brotherhood of Electrical Workers and the Communications Workers of America, which represent our union employees subject to collective bargaining agreements in northern New England. These new labor agreements assumed the existing Verizon labor agreements and extended the term of those agreements through August 2, 2013. As a result of these new agreements, we are re-measuring our pension and OPEB assets and liabilities to reflect changes to the collective bargaining agreement.

        We are in the process of building new systems and processes to replace those used by Verizon to operate and support the network and back office in Maine, New Hampshire and Vermont. Currently, these services are being provided by Verizon under the transition services agreement. We currently expect to cut over from the transition services agreement by the end of January 2009. However, as part of the state regulatory orders approving the merger, a third party monitor must review our progress against certain acceptance criteria. We must satisfactorily meet these predetermined criteria in order for the third party monitor to recommend approval of the cutover.

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

        The Verizon Group also contributed approximately $316 million in cash to Spinco at the time of the spin-off, in addition to the amount of working capital that it was required to contribute pursuant to the distribution agreement that was in effect prior to the merger. During the third quarter of 2008, we settled the working capital adjustment with Verizon, resulting in an additional contribution to us of approximately $29.0 million from Verizon. In connection with this working capital settlement, the Company paid Verizon $66.3 million for certain payables (offset by any receivables) owed to Verizon affiliates.

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

        Upon the closing of the transactions, the borrowings under our credit facility were primarily used as follows:

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

        Prior to September 12, 2008, we had borrowed $100 million under the new delayed draw term loan. In response to uncertain financial market conditions, we borrowed the remaining $100 million under this facility on September 12, 2008. These funds will be used for certain capital expenditures and other expenses associated with the merger.

        We also borrowed $100 million of the $200 million available under the revolving credit facility on September 12, 2008. On October 5, 2008 the administrative agent under the credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the revolving credit facility. After this borrowing, the Company had fully drawn the $200 million available under its delayed draw term loan. Accordingly, we expect that the remaining amount available under the revolving credit facility is $59.7 million, net of outstanding letters of credit. We are currently pursuing a change in the administrative agent.

        We collectively refer to the merger, the spin-off, the debt exchange, the notes offering, FairPoint's and Spinco's entry into the credit facility and the use of the borrowings thereunder (as described above) as the transactions.

  Other Agreements

        In connection with the merger, on January 15, 2007 we also entered into (i) a Transition Services Agreement, as amended on March 31, 2008 (the "transition services agreement"), with certain subsidiaries of Verizon, (ii) an Employee Matters Agreement (the "employee matters agreement"), with Verizon and Spinco, (iii) a Tax Sharing Agreement (the "tax sharing agreement"), with Verizon and Spinco, and (iv) a Master Services Agreement, as amended on July 6, 2007 and February 25, 2008 (the "master services agreement"), with Capgemini U.S. LLC, or Capgemini. The transition services agreement allows for the provision of certain services on an interim basis following the closing of the merger. The employee matters agreement allows for the uninterrupted continuity of employment, compensation and benefits of Spinco employees. Through the master services agreement, we are replicating and/or replacing certain existing Verizon systems during a phased period through the end of January 2009.

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

  •
  restrictions on our ability to pay dividends, beginning with the third full fiscal quarter following the closing of the merger, if we are unable to satisfy specified leverage ratio tests set forth in the orders;

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

  •
  requirements that we make (a) average capital expenditures in Maine of $48 million, $48 million and $47 million, respectively, in the first three years following the closing of the merger, (b) minimum capital expenditures in New Hampshire of $52 million in each of the first three years and $49 million in each of the fourth and fifth years following the closing of the merger, and (c) minimum capital expenditures in Vermont of $41 million for the first year and averaging $40 million per year for the first two years and $40 million averaged for the first three years following the closing of the merger;

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

  •
  requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which is expected to result in capital expenditures in each state in excess of the minimum capital expenditures set forth in the orders described above; and

  •
  a requirement that the Verizon Group pay $15 million to us on the first anniversary of the merger, and also pay us an additional $15 million if, in the second year following the merger our access line losses in New Hampshire are greater than 7.5% or our interest coverage ratio for the four fiscal quarters ending March 31, 2010 is below 2.5 to 1.0.

        These orders also limited rates for existing retail, wholesale and DSL services for fixed periods following the closing of the merger and imposed certain obligations on the Northern New England business related to the provision of wholesale services.

        The terms of the orders issued by the New Hampshire Public Utilities Commission (the "NHPUC") and the Maine Public Utilities Commission (the "MPUC") also contain limitations on our ability to make additional business acquisitions following the closing of the merger. Pursuant to the NHPUC order, we are prohibited from consummating business acquisitions with an aggregate transaction value in excess of $100.0 million during a period of one year following the closing of the merger, and for a period of up to three years following the closing of the merger if certain financial tests are not met. In addition, the order issued by the NHPUC also prohibits us from consummating any acquisition until we meet specified service quality benchmarks. Pursuant to the MPUC order, we are prohibited from consummating any business acquisition with a transaction value in excess of $100.0 million for a period of one year following the cutover and for a period of up to three years following the closing of the merger if certain financial tests are not met.

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

  •
  Interstate access revenue.  Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include Universal Service Fund payments for rural high-cost loop support, local switching support, long term support and interstate common line support.

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

  •
  Universal Service Fund high-cost loop support.  We receive payments from the Universal Service Fund to support the high cost of operating in rural markets and to provide support for low income subscribers, schools, libraries and rural healthcare.

  •
  Other services.  We receive revenues from other services, including video services (including cable television and video-over-DSL), public (coin) telephone, billing and collection, directory services and the sale and maintenance of customer premise equipment.

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Revenue Source:
Local calling services	$135,587	$140,282	$406,202	$422,038	41%	46%	42%	47%
Interstate access	80,382	71,878	235,111	216,398	24%	23%	25%	24%
Intrastate access	12,165	9,230	33,970	23,302	4%	3%	4%	3%
Long distance services	50,161	46,330	140,518	131,803	15%	15%	15%	15%
Data and Internet services	32,873	21,681	85,445	61,602	10%	7%	9%	7%
Universal Service Fund high-cost loop	9,375	5,549	24,412	16,904	3%	2%	3%	2%
Other services	7,712	11,308	29,701	31,567	3%	4%	2%	2%

Total	$328,255	$306,258	$955,359	$903,614	100%	100%	100%	100%

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

        Because the Northern New England business has been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Northern New England business for the three months ended March 31, 2008 and the nine months ended September 30, 2007 include approximately $58 million and $193.8 million, respectively, of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. Following the merger, and after a transition period which is expected to be ten months, we will receive these services from internal operations or from third-party service providers and not from Verizon.

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Three months ended September 30,
	2008	% of Revenues	2007	% of Revenues
Revenues	$328,255	100%	$306,258	100%

Operating expenses
Cost of services and sales	152,579	46%	141,645	46%
Selling, general and administrative	104,679	32%	67,340	22%
Depreciation and amortization	60,768	19%	58,360	19%

Total operating expenses	318,026	97%	267,345	87%

Income from operations	10,229	3%	38,913	13%
Interest expense	(49,665)	(15)%	(17,052)	(6)%
Other income	(2,849)	(1)%	852	0%

Income (loss) before income taxes	(42,285)	(13)%	22,713	7%
Income tax (expense) benefit	17,176	5%	(8,903)	(3)%

Net income (loss)	$(25,109)	(8)%	$13,810	4%

        Revenues increased $22.0 million to $328.3 million in 2008 compared to 2007. The acquisition of Legacy FairPoint contributed $65.7 million to total revenues in the three months ended September 30, 2008. Excluding the impact of the merger, combined total revenue would have decreased $43.7 million. We derive our revenues from the following sources:

         Local calling services.    Local calling services revenues decreased $4.7 million to $135.6 million during the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $16.6 million to local revenue in the three months ended September 30, 2008. Excluding the impact of the merger, local calling services revenues would have decreased $21.3 million compared to the prior year. This decrease is primarily due to lower demand and usage of our basic local exchange and accompanying services as well as a mandated local rate decrease in Maine. Total voice access lines in service decreased 11.2% at September 30, 2008 as compared to September 30, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution.

         Interstate access.    Interstate access revenues increased $8.5 million to $80.4 million in the third quarter of 2008 compared to the third quarter of 2007. Legacy FairPoint contributed $15.2 million to interstate access revenues in the three months ended September 30, 2008. Excluding the impact of the merger, interstate access revenues would have decreased by $6.7 million. Interstate switched minutes of use declined 9.9% in the third quarter of 2008 compared to the same period in 2007, reflecting the impact of access line loss and technology substitution. The decline in revenues due to the decrease in switched minutes of use and access lines was partially offset by an increase in special access revenues, reflecting continuing demand in the business market for high-capacity, high speed data services. Also contributing to the decline in interstate revenue in the third quarter were $1.4 million of prior period revenue adjustments related to the second quarter of 2008.

         Intrastate access.    Intrastate access revenues increased $2.9 million to $12.2 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $7.7 million to intrastate access revenues in the three months ended September 30, 2008. Excluding the impact of the merger, intrastate access revenues would have decreased $4.8 million. The decline in intrastate revenue in the third quarter was also partially due to $0.6 million of prior period revenue adjustments related to the second quarter of 2008. The remaining decrease is primarily due to a decrease in minutes of use in the third quarter of 2008 compared to the same period in 2007.

         Long distance services.    Long distance services revenues increased $3.8 million to $50.2 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $7.9 million to long distance in the three months ended September 30, 2008. Excluding the impact of the merger, long distance revenues would have decreased $4.1 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

         Data and Internet services.    Data and Internet services revenues increased $11.2 million to $32.9 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $9.4 million to data and Internet services revenues in the three months ended September 30, 2008. Excluding the impact of the merger, data and Internet services revenues would have increased $1.8 million. The increase was primarily driven by an increase in the number of high speed data customers as we continue to actively market our high speed data services. We have added 6,662 new subscribers since September 30, 2007 for a total of 294,134 subscribers at September 30, 2008.

         Universal Service Fund high-cost loop support.    Universal Service Fund high-cost loop payments increased $3.8 million to $9.4 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.5 million to universal service high-cost loop support revenue in the three months ended September 30, 2008. Excluding the impact of the merger, Universal Service Fund high-cost loop support revenue would have decreased by $0.7 million compared to the prior year.

         Other services.    Other services revenues decreased $3.6 million to $7.7 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $4.4 million to other services revenues in the three months ended September 30, 2008. Excluding the impact of the merger, other services revenues would have decreased $8.0 million of which $3.3 million is attributable to prior period revenue adjustments related to the second quarter of 2008.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales increased $10.9 million to $152.6 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $26.0 million to cost of services and sales expenses in the three months ended September 30, 2008. Also included in cost of services and sales for the three months ended September 30, 2008 are $18.9 million of transition services agreement expenses. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have declined $34.0 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to close, which has more than offset direct costs incurred by the Company to operate the Northern New England business. The decrease in cost of services and sales in the third quarter of 2008 was partially offset by $2.6 million of prior period adjustments related to the second quarter of 2008.

         Selling, general and administrative.    Selling, general and administrative ("SG&A") expenses increased $37.3 million to $104.7 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $13.1 million to SG&A expenses in the three months ended September 30, 2008. Included in SG&A expenses for the three months ended September 30, 2008 are $30.5 million of transition services agreement expenses, $15.2 million of one-time merger related costs (which the Company is allowed to add back to Adjusted EBITDA under its credit facility) and $5.7 million of non-cash pension and other post-employment benefit expenses. Excluding the impact of the merger and the transition services agreement, SG&A expenses would have decreased $21.5 million. The decrease in SG&A expenses is due primarily to the elimination of costs allocated from Verizon affiliates prior to close, which has more than offset the direct costs incurred by the Company to operate the Northern New England business.

         Depreciation and amortization.    Depreciation and amortization expense increased $2.4 million to $60.8 million in the third quarter of 2008 compared to the same period in 2007. Legacy FairPoint contributed $13.3 million to depreciation and amortization expenses in the three months ended September 30, 2008. Excluding the impact of the merger, depreciation and amortization expense would have decreased $10.9 million. The decrease in depreciation and amortization expenses was partially due to $4.6 million of prior period adjustments related to the second quarter of 2008. The remaining decrease is due to the maturing nature of our plant assets.

  Other Results

        Interest expense.    Interest expense increased $32.6 million to $49.7 million in the third quarter of 2008 compared to the same period in 2007. This increase is due to the debt that we incurred upon and after closing of the merger.

         Other income (expense).    Other income includes principally gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the third quarter of 2008, we recognized a non-cash loss of $5.0 million related to our derivative financial instruments.

         Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the third quarter of 2008 and 2007 was 40.6% and 39.2%, respectively.

         Net income (loss).    Net loss for the three months ended September 30, 2008 was $25.1 million compared to net income of $13.8 million for the same period in 2007. The difference in net income (loss) between 2008 and 2007 is a result of the factors discussed above.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

        The following table sets forth the percentages of revenues represented by selected items reflected in our statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Nine months ended September 30,
	2008	% of Revenues	2007	% of Revenues
Revenues	$955,359	100%	$903,614	100%

Operating expenses
Cost of services and sales	422,316	44%	419,290	46%
Selling, general and administrative	270,085	29%	196,545	22%
Depreciation and amortization	184,434	19%	174,361	19%

Total operating expenses	876,835	92%	790,196	87%

Income from operations	78,524	8%	113,418	13%
Interest expense	(109,310)	(11)%	(52,871)	(6)%
Other income	41,524	4%	2,651	0%

Income before income taxes	10,738	1%	63,198	7%
Income tax expense	(3,190)	0%	(24,639)	(3)%

Net income	$7,548	1%	$38,559	4%

        Revenues increased $51.7 million to $955.4 million in 2008 compared to 2007. The acquisition of Legacy FairPoint contributed $131.8 million to total revenues in the nine months ended September 30, 2008. Excluding the impact of the merger, combined total revenue would have decreased $80.1 million. We derive our revenues from the following sources:

         Local calling services.    Local calling services revenues decreased $15.8 million to $406.2 million during the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $33.3 million to local revenue in the nine months ended September 30, 2008. Excluding the impact of the merger, local calling service revenues would have decreased $49.1 million compared to the prior year. This decrease is primarily due to lower demand and usage of the Company's basic local exchange and accompanying services, as reflected by a decline in total voice access lines in service of 11.2% at September 30, 2008 compared to September 30, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution.

         Interstate access.    Interstate access revenues increased $18.7 million to $235.1 million for the nine months ended September 30, 2008 compared to the same period of 2007. Legacy FairPoint contributed $31.4 million to interstate access revenues in the nine months ended September 30, 2008. Excluding the impact of the merger, interstate access revenues would have decreased by $12.7 million. Interstate switched minutes of use declined 13.0% in the nine months ended September 30, 2008 compared to the same period in 2007, reflecting the impact of access line loss and technology substitution. The decline in revenues due to the decrease in switched minutes of use and access lines was partially offset by an increase in special access revenues, reflecting continuing demand in the business market for high-capacity, high speed data services.

         Intrastate access.    Intrastate access revenues increased $10.7 million to $34.0 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $15.5 million to intrastate access revenues in the nine months ended September 30, 2008. Excluding the impact of the merger, intrastate access revenues would have decreased $4.8 million. The remaining decrease is primarily due to a decrease in minutes of use in the nine months ended September 30, 2008 compared to the same period in 2007.

         Long distance services.    Long distance services revenues increased $8.7 million to $140.5 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $15.5 million to long distance in the nine months ended September 30, 2008. Excluding the impact of the merger, long distance revenues would have decreased $6.8 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

         Data and Internet services.    Data and Internet services revenues increased $23.8 million to $85.4 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $18.5 million to data and Internet services revenues in the nine months ended September 30, 2008. Excluding the impact of the merger, data and Internet services revenues would have increased $5.3 million. The increase was primarily driven by an increase in the number of high speed data customers as we continue to actively market our high speed data services. We have added 6,662 new subscribers since September 30, 2007 for a total of 294,134 subscribers at September 30, 2008.

         Universal Service Fund high-cost loop support.    Universal Service Fund high-cost loop payments increased $7.5 million to $24.4 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $8.7 million to universal service high-cost loop support revenue in the nine months ended September 30, 2008. Excluding the impact of the merger, Universal Service Fund high-cost loop support revenue would have declined by $1.2 million compared to the prior year.

         Other services.    Other services revenues decreased $1.9 million to $29.7 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $8.8 million to other services revenues in the nine months ended September 30, 2008. Excluding the impact of the merger, other services revenues would have decreased $10.7 million.

  Operating Expenses

Cost of services and sales.    Cost of services and sales increased $3.0 million to $422.3 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $49.7 million to cost of services and sales expenses in the nine months ended September 30, 2008. Also included in cost of services and sales for the nine months ended September 30, 2008 are $37.8 million of transition services agreement expenses. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have decreased $84.5 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to close, which has more than offset direct costs incurred by the Company to operate the Northern New England business.

         Selling, general and administrative.    SG&A expenses increased $73.5 million to $270.1 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $29.7 million to SG&A expenses in the nine months ended September 30, 2008. Included in SG&A expenses for the nine months ended September 30, 2008 are $61.1 million of transition services agreement expenses, and $25.3 million of one-time merger related costs (which the Company is allowed to add back to Adjusted EBITDA under its credit facility). Excluding the impact of the merger and the transition services agreement, SG&A expenses would have decreased $42.6 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to close, which has more than offset direct costs incurred by the Company to operate the Northern New England business.

         Depreciation and amortization.    Depreciation and amortization expense increased $10.1 million to $184.4 million for the nine months ended September 30, 2008 compared to the same period in 2007. Legacy FairPoint contributed $27.1 million to depreciation and amortization expenses in the nine months ended September 30, 2008. Excluding the impact of the merger, depreciation and amortization would have decreased $17.0 million. The decrease is due to the maturing nature of our plant assets.

  Other Results

Interest expense.    Interest expense increased $56.4 million to $109.3 million for the nine months ended September 30, 2008 compared to the same period in 2007. This increase is due to the debt that we incurred upon and after closing of the merger.

         Other income.    Other income includes principally gains recognized on the change in fair market value of interest rate swap derivatives. During the nine months ended September 30, 2008, we recognized non-cash gains of $38.1 million related to our derivative financial instruments.

         Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the nine months ended September 30, 2008 and 2007 was 29.7% and 39.0%, respectively.

         Net income.    Net income for the nine months ended September 30, 2008 was $7.5 million compared to $38.6 million for the same period in 2007. The difference in net income between 2008 and 2007 is a result of the factors discussed above.

  Off-Balance Sheet Arrangements

        The Company does not have any off-balance sheet arrangements.

  Critical Accounting Policies

        The Company's critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Accounting for pension and other post-retirement benefits;

  •
  Accounting for income taxes;

  •
  Depreciation of property, plant and equipment;

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

         Accounting for Pension and Other Post-retirement Benefits.    Some of our employees participate in our pension plans and other post-retirement benefit plans. In the aggregate, the fair value of pension plan assets exceeds pension plan benefit obligations, which contribute to pension plan income. Other post-retirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant pension and other post-retirement benefit plan assumptions, including the discount rate used, the long term rate of return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations.

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

         Depreciation of Property, Plant and Equipment.    We recognize depreciation on property, plant and equipment principally on the composite group remaining life method and straight-line composite rates over estimated useful lives ranging from three to 50 years. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. This method requires the periodic revision of depreciation rates. Changes in the estimated useful lives of property, plant and equipment or depreciation methods could have a material effect on our results of operations.

         Valuation of long-lived assets, including goodwill.    We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Several factors could trigger an impairment review, such as:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant regulatory changes that would impact future operating revenues;

  •
  significant negative industry or economic trends; and

  •
  significant changes in the overall strategy in which we operate our overall business.

        Goodwill was $625.0 million at September 30, 2008. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $233.0 million as of September 30, 2008. As of September 30, 2008, there was $10.9 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average of approximately 9.7 years. The intangible assets are included in intangible assets on our consolidated balance sheet.

        We are required to perform a impairment review of goodwill as required by SFAS No. 142, "Goodwill and Other Intangible Assets" annually or when impairment indicators are noted.

         Accounting for software development costs.    We capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs are expensed as incurred.

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

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) capital expenditures, including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments on our common stock, to the extent permitted by the agreements governing our indebtedness, including our credit facility and the indenture governing the notes and by restrictions imposed by state regulatory authorities as conditions to their approval of the merger; (v) obligations under our employee benefit plans; and (vi) potential acquisitions.

        We anticipate that our primary source of liquidity will be cash flow from operations and cash on hand as of September 30, 2008. We also have available funds under our revolving credit facility, subject to certain conditions.

        Our board of directors has adopted a dividend policy which reflects our judgment that our stockholders would be better served if we distributed a substantial portion of our cash excess to them instead of retaining it in our business. Since Legacy FairPoint's initial public offering in February 2005 until the date of the merger, Legacy FairPoint has paid dividends at an annual rate of $1.59 per share. As a result of the conditions imposed by state regulatory authorities in connection with the approval of the merger, until the date that certain financial and other requirements set forth in the state regulatory orders approving the merger—we refer to this date as the termination of conditions date—the annual dividend rate paid by us on our common stock may not exceed $1.03 per share. Financial covenants in our credit facility and the indenture governing the notes also restrict our ability to pay dividends. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        Our $2,030 million senior secured credit facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then FairPoint drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Subsequent to March 31, 2008, the Company drew the remaining $194.5 million under the delayed draw term loan, resulting in a total outstanding balance of $200.0 million under the delayed draw term loan as of September 30, 2008. Also, on September 12, 2008, the Company borrowed $100.0 million under the $200.0 million revolving credit facility resulting in a total outstanding balance of $100.0 million under the revolving credit facility as of September 30, 2008.

        On October 5, 2008 the administrative agent under the credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the revolving credit facility. Accordingly, we expect that the remaining amount available under our revolving credit facility at September 30, 2008 is $59.7 million, net of outstanding letters of credit.

        The revolving credit facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which allows for issuances of standby letters of credit for our account. Due to the bankruptcy of the administrative agent under the credit facility, we expect that the availability under the swingline subfacility and letter of credit subfacility will be $7 million and $21 million, respectively. Our credit facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under our credit facility and/or their affiliates.

        The term loan B facility and the delayed draw term loan will mature in March 2015 and the revolving credit facility and the term loan A facility will mature in March 2014. Each of the term loan

A facility, the term loan B facility and the delayed draw term loan are repayable in quarterly installments in the manner set forth in our credit facility.

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

        Borrowings under our credit facility bear interest at variable interest rates. We entered into various interest rate swap agreements which are detailed in Note 7 of the condensed consolidated financial statements for the three and nine months ended September 30, 2008. As a result of these swap agreements, approximately 79% of our indebtedness bore interest at fixed rates rather than variable rates as of September 30, 2008. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        Spinco issued, and we assumed in the merger, $551.0 million aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the notes semi-annually, in cash, on April 1 and October 1. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. These notes were issued at a discount and, accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the notes limits, among other things, our ability to incur additional indebtedness and issue certain preferred stock, repurchase our capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us and enter into transactions with affiliates.

        In connection with the transactions, we used borrowings under our credit facility, as well as cash on hand, to repay in full an aggregate of $684 million of outstanding loans under our old credit facility which bore interest at the Eurodollar rate plus 2.0% per annum, to redeem all $2.1 million aggregate principal amount of Legacy FairPoint's 11 7/8% senior notes due 2013 (which were redeemed on May 1, 2008) and to repay in full $1.9 million aggregate principal amount of senior secured floating rate notes and fixed notes issued by two of our operating subsidiaries which bore interest at a range of 8.2% to 9.2%.

        For the nine months ended September 30, 2008 and 2007, net cash provided by operating activities of continuing operations was $36.2 million and $178.5 million, respectively. During the nine months ended September 30, 2008, in conjunction with the final working capital settlement with Verizon, we reimbursed Verizon $66.3 million related to amounts owed for services rendered to the Northern New England business prior to the closing of the merger. At the same time, Verizon paid us $29.0 million for the final working capital adjustment as well as one-half of the bank fees incurred in connection with the transaction financing. The $66.3 million payment to Verizon is reflected as a reduction in cash provided by operating activities while the $29.0 million received from Verizon is reflected as an additional capital contribution by Verizon and is included in net cash provided by financing activities. The net impact of these one-time items caused a significant decrease in net cash provided by operating activities for the nine months ended September 30, 2008.

        Net cash used in investing activities of continuing operations was $175.7 million and $73.0 million for the nine months ended September 30, 2008 and 2007, respectively. These cash flows primarily reflect capital expenditures of $189.2 million and $107.1 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the nine months ended September 30, 2008.

        Net cash provided by (used in) financing activities from continuing operations was $307.5 million and $(105.5) million for the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, net proceeds from FairPoint's issuance of long-term debt were $1,930.0 million, repayment of long-term debt was $687.5 million and dividends to stockholders was $1,197.0 million, of which $1,160.0 million was paid to Verizon by Spinco in connection with the merger.

        We expect our capital expenditures will be approximately $80 million to $100 million in the three months ended December 31, 2008. In addition, we expect our capital expenditures will be approximately $180 million to $200 million in 2009. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and, if necessary, additional borrowings under the revolving credit facility of our credit facility.

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

        The order issued by the state regulatory authority in Vermont also requires us to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and $40 million per year in the first three years following the closing. Pursuant to the Vermont order, we are required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont we have also agreed to certain broadband build-out milestones that require us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million in addition to the minimum capital expenditures required by the Vermont order as set forth above.

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

        We entered into a letter agreement with Capgemini on January 17, 2008, as amended on February 28, 2008. This agreement, as amended, provides that, if, following the nine month anniversary of the consummation of the merger, we continue to receive or request certain services under the transition services agreement, Capgemini will pay an amount not to exceed $49.5 million of such fees for the tenth through the twelfth months, if applicable, following the consummation of the merger. In exchange for the payment of any fees under the transition services agreement, we expect that we will issue to Capgemini either shares of our preferred stock or subordinated notes in an amount equal to the aggregate amount of such fees paid by Capgemini. The preferred stock or subordinated notes will have a 6.75% rate of return in year one and an 8.75% rate of return in year two and each succeeding year, which would be payable in additional shares of preferred stock or additional subordinated notes, as applicable. The preferred stock or subordinated notes issued to Capgemini will have no voting rights, will not be convertible and will have no other rights or preferences. The preferred stock or subordinated notes will be redeemable after we meet certain financial tests and after the expiration or termination of the Verizon systems. We currently expect to cut over from the transition services agreement by the end of January 2009. We expect to issue shares of preferred stock to Capgemini with a liquidation preference equal to $15.5 million in exchange for Capgemini's payment of the fees under the transition services agreement for the month of January 2009. The preferred stock is redeemable upon the satisfaction of certain conditions.

        We believe that cash generated from operations and cash on hand will be sufficient to meet our debt service, dividend, capital expenditures, employee benefit plan obligations and other working capital requirements for the next twelve months, and to complete the back office and systems integration. We may consider additional capital expenditures if cash is available beyond these requirements and we believe they are beneficial. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing or may be required to reduce our dividend payments if our results of operations or plans materially change in an adverse manner or prove to be materially inaccurate. Additional financing, even if permitted under the terms of the agreements governing our indebtedness, may not be available on terms acceptable to us or at all.

  Summary of Contractual Obligations

        The following contractual obligations table represents a summary of future repayments of long-term debt obligations and related interest expense resulting from the issuance of long-term debt as of September 30, 2008. Our management is currently in the process of evaluating our capital and operating leases and negotiating certain contracts necessary to our operations. The capital and operating lease obligations included in the following contractual obligations table are our current obligations:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long-term debt, including current maturities(a)	$2,481,000	$22,500	$99,150	$276,600	$2,082,750
Interest payments on long-term debt obligations(b)	1,301,960	205,360	402,440	392,610	301,550
Capital lease obligations	16,790	3,322	6,402	3,781	3,285
Operating leases	27,721	6,966	11,100	7,173	2,482

Total projected contractual obligations	$3,827,471	$238,148	$519,092	$680,164	$2,390,067

(a)
Includes senior notes of $551 million. These notes were issued at a discount of $11.2 million.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2008, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(36,557)	(17,434)	(19,174)	51	—

(1)
Fair value of interest rate swaps at September 30, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        For the three and nine months ended September 30, 2008, approximately 79% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of September 30, 2008, we had total debt of $2,481 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 5.5% to 13.125% per annum, including applicable margins. As of September 30, 2008, the fair value of our debt was approximately $2,470 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

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

        At September 30, 2008, the fair market value of these swaps is a net liability of approximately $36.5 million, of which $17.4 million has been included in other current liabilities and $19.1 million has been included in other long-term liabilities. Our Annual Report on Form 10-K for the year ended December 31, 2007 contains information about market risks under "Item 7A. Quantitative and Qualitative Disclosures about Market Risk." As a result of these swap agreements, approximately 79% of the Company's indebtedness bore interest at fixed rates rather than variable rates as of September 30, 2008. Our earnings are affected by changes in interest rates as our long-term indebtedness under our credit facility has variable interest rates based on either the prime rate or LIBOR. If interest rates on our variable rate indebtedness (excluding variable rate indebtedness which has its interest rate effectively fixed under interest rate swap agreements) outstanding at September 30, 2008 increased by 10%, our interest expense would have increased, and our income before taxes would have decreased, by approximately $2.0 million for the three months ended September 30, 2008.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the nine months ended September 30, 2008, the actual loss on the pension plan assets has been approximately 14.2%. Net periodic benefit cost for 2008 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

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

Changes in Internal Controls over Financial Reporting

        We continue to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended September 30, 2008, there have been no changes that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except as indicated below.

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

Item 1A.    Risk Factors.

        The following risk factor is added to the risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, under the heading "Risks Related to Our Business."

Our financial condition and results of operations could be adversely affected if assets held in our Company sponsored pension plans suffer significant losses in market value.

        We sponsor pension and post-retirement healthcare plans for certain employees. As of September 30, 2008, the pension plans were fully funded and, based on the surplus of actuarial value of plan assets over the projected benefit obligations, we do not anticipate that any contributions to the pension plans will be required during the next two years. However, since the actuarial value of plan assets is dependent on the value of the assets held by each plan, a decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited, and we could be required to pay participant benefits from our assets. Such required contributions could have a negative impact on our financial condition and results of operations.

        The risk factors presented below amend and restate the corresponding risk factors previously disclosed in "Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, as amended by "Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008. There have been no other material changes to the risk factors disclosed in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2008. For a more comprehensive discussion of the risks facing us, refer to Exhibit 99.1 to this Quarterly Report.

Risks Relating to the Merger

The cutover from the Verizon systems utilized to provide services under the transition services agreement to our own systems may be delayed, which could result in additional costs to us.

        We expect to continue to require transition services agreement services from Verizon through January 2009, which is beyond the six month period following the closing of the merger, during which we anticipated requiring such services. This will cause us to incur an additional cost of $16.5 million per month for months seven and eight, $16.0 million for month nine, and $15.5 million for month ten.

        In addition, if we continue to require services from Verizon under the transition services agreement after the one year anniversary of the closing of the merger, the fees payable by us to Verizon pursuant to the transition services agreement will increase significantly, which could have a material adverse effect on our business, financial condition and results of operations. The aggregate fees expected to be payable by us under the transition services agreement for the ten month period following the merger are approximately $197.4 million. However, if we require twelve or eighteen months of transition services following the merger, the aggregate fees expected to be payable will be approximately $226.9 million or $336.3 million, respectively.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended September 30, 2008.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: November 6, 2008	By:	/s/ ALFRED C. GIAMMARINO
Name: Alfred C. Giammarino Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated September 13, 2006, among FairPoint, MJD Ventures, Inc., FairPoint Germantown Corporation and The Germantown Independent Telephone Company.(1)
2.2	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.3	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(6)
2.8	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.9	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.10	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.11	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(2)
2.12	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(7)
2.14	Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(2)
2.15	Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC(7)
2.16	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(2)
2.17	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(4)
2.18	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(6)

Exhibit No.	Description
2.19	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(9)
2.21	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.22	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(10)
2.23	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(11)
2.24	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(11)
2.25	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.26	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.27	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.28	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(7)
2.29	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
2.30	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(7)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(13)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(12)
4.3	Form of Initial Senior Note due 2010.(13)
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(7)
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(7)
4.7	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(7)
4.8	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(7)

Exhibit No.	Description
10.1	Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(7)
10.2	Subsidiary Guaranty, dated as of March 31, 2008, by and among FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Logistics, Inc. and Lehman Commercial Paper Inc.(7)
10.3	Pledge Agreement, dated as of March 31, 2008, by and among FairPoint, MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Broadband, Inc., FairPoint Logistics, Inc., Enhanced Communications of Northern New England, Inc., Utilities, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., St. Joe Communications, Inc., Ravenswood Communications, Inc., Unite Communications Systems, Inc. and Lehman Commercial Paper Inc.(7)
10.4	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(7)
10.5	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(14)
10.6	Affiliate Registration Rights Agreement, dated as of February 8, 2005.(12)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(15)
10.8	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(16)
10.9	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(16)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Alfred C. Giammarino.*
10.11	FairPoint Amended and Restated 1998 Stock Incentive Plan.(17)
10.12	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(18)
10.13	FairPoint 2005 Stock Incentive Plan.(12)
10.14	FairPoint Annual Incentive Plan.(19)
10.15	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(20)
10.16	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.17	Form of February 2005 Restricted Stock Agreement.(19)
10.18	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(21)
10.19	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(21)
10.20	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(22)
10.21	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.
10.22	Form of Performance Unit Award Agreement 2008 Award.(23)

Exhibit No.	Description
10.23	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(15)
10.24	Form of Performance Unit Award Agreement 2008-2010 Award.(20)
10.25	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(24)
10.26	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(7)
10.27	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(25)
10.28	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(8)
10.29	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(7)
14.1	FairPoint Code of Business Conduct and Ethics.(26)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(23)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Risk Factors.*
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(27)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(28)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(6)

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

QuickLinks

PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.