Form 10-K
period 2008-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2009-03-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008.
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
Registrant's Telephone Number, Including Area Code:

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2008 (based on the closing price of $7.21 per share as quoted on the New York Stock Exchange as of such date) was approximately $636,566,574.

         As of February 28, 2009, there were 88,995,572 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Part III of this Annual Report will be incorporated by reference from the Registrant's Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant's fiscal 2009 annual meeting of stockholders.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

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

  •
  our ability to satisfy certain financial covenants included in our debt agreements;

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

  •
  the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to approvals obtained to consummate the merger with a subsidiary of Verizon Communication Inc.;

  •
  the effects of competition on the markets we serve; and

  •
  changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission, or the SEC, may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Item 1A. Risk Factors" and other parts of this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

ITEM 1.    BUSINESS

        Except as otherwise required by the context, references in this Annual Report to:

  •
  "FairPoint," the "Company," "our company," "we," "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. ("Spinco"), a subsidiary of Verizon Communications Inc. ("Verizon"), (which transaction is referred to herein as the "merger");

  •
  "Northern New England operations" refers to the local exchange business acquired from Verizon and all of its subsidiaries after giving effect to the merger.

  •
  "Legacy FairPoint" refers to FairPoint Communications, Inc. exclusive of our acquired Northern New England operations; and

  •
  "Verizon Northern New England business" refers to the local exchange business of Verizon New England Inc. ("Verizon New England") in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership ("Cellco")) (collectively, the "Verizon Group") related long distance and Internet service provider business in those states prior to the merger.

Our Business

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, television and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 7th largest local telephone company in the United States, in each case based on number of access lines as of December 31, 2008. We operate in 18 states with 1.7 million access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines, or DSL, wireless broadband and cable modem) in service as of December 31, 2008.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. We have acquired 36 such businesses, 32 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. During 2008, our Northern New England operations were operating under a transition services agreement with Verizon, which limited our ability to change the product offerings previously offered to the customers in northern New England by Verizon. Now that we have completed the cutover to our own systems, we expect to be able to modify bundles and prices to be more competitive in the marketplace.

        During 2008, we were in the process of building new systems and processes to replace those used by Verizon to operate and support our network and back office functions in Maine, New Hampshire and Vermont. These services were provided by Verizon under a transition services agreement through January 30, 2009. On January 30, 2009, we began the cutover process from the Verizon systems to the new FairPoint systems and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems and processes.

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the Federal Communications Commission (the "FCC") generally exercises jurisdiction over the facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), which amended the Communications Act of 1934 (the "Communications Act"), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by the 1996 Act.

Merger and Related Transactions

  The Merger

        On March 31, 2008, Spinco merged with and into Legacy FairPoint. Following the completion of the merger, the separate existence of Spinco ceased. In connection with the merger, Verizon stockholders received 53,760,623 shares of common stock of Legacy FairPoint, as the surviving corporation. As of the closing of the merger on March 31, 2008 (and prior to the elimination of fractional shares), Verizon stockholders collectively owned approximately 60% and Legacy FairPoint stockholders collectively owned approximately 40% of the shares of our common stock on a fully diluted basis (excluding certain specified options, restricted stock units, restricted units and restricted shares outstanding). For accounting purposes, Spinco is treated as the acquirer in the merger. For more information see note 1 to the "Consolidated Financial Statements."

        Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. As a result of these transactions, the Verizon Group received shares of Spinco and $1.7 billion of combined cash and principal amount of notes.

        The Verizon Group also contributed approximately $316 million in cash to Spinco at the time of the spin-off, in addition to the amount of working capital that it was required to contribute pursuant to the distribution agreement that was in effect prior to the merger.

        Thereafter, Verizon spun off Spinco, resulting in Spinco's common stock being held for the benefit of Verizon stockholders.

        During the third quarter of 2008, we settled the working capital adjustment with Verizon, resulting in an additional contribution to us of approximately $29.0 million from Verizon. In connection with this working capital settlement, we paid Verizon $66.3 million for certain payables (offset by any receivables) owed to Verizon affiliates.

  The Debt Exchange and the Notes Offering

        Verizon exchanged the notes that were issued by Spinco for debt of the Verizon Group, thereby reducing the Verizon Group's outstanding indebtedness. Thereafter, the notes were sold through a private offering. The notes are 13 1/8% senior notes due 2018 (the "notes"). Following the consummation of the merger, we assumed all obligations under the notes.

  Credit Facility

        Immediately prior to the merger, FairPoint and Spinco entered into a $2,030 million senior secured credit facility, referred to as our credit facility, consisting of a non-amortizing revolving facility in an aggregate principal amount of $200 million, referred to as our revolving credit facility, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million, referred to collectively with the term loan A facility as our term loan, and a delayed draw term loan facility in an aggregate principal amount of $200 million, referred to as our delayed draw term loan. Spinco drew $1,160 million under our term loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under our term loan and $5.5 million under our delayed draw term loan concurrently with the closing of the merger. Following consummation of the merger, we assumed all of the obligations under our credit facility.

  Certain Agreements Related to the Merger

        In connection with the merger, on January 15, 2007 we also entered into (i) a Transition Services Agreement, as amended on March 31, 2008 (the "transition services agreement"), with certain subsidiaries of Verizon, (ii) an Employee Matters Agreement (the "employee matters agreement"), with Verizon and Spinco, (iii) a Tax Sharing Agreement (the "tax sharing agreement"), with Verizon and Spinco, and (iv) a Master Services Agreement, as amended on July 6, 2007 and February 25, 2008 (the "master services agreement"), with Capgemini U.S. LLC, or Capgemini. The transition services agreement allowed for the provision of certain services on an interim basis following the closing of the merger. The employee matters agreement allowed for the uninterrupted continuity of employment, compensation and benefits of Spinco employees. Through the master services agreement, we have replicated and/or replaced certain existing Verizon systems during a phased period through the end of January 2009.

  Regulatory Merger Conditions

        We are subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  restrictions on our ability to pay dividends if we are unable to satisfy specified financial ratio tests set forth in the orders;

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

  •
  a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of our credit facility, until certain financial ratio tests have been satisfied; and

  •
  requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which is expected to result in capital expenditures in each state in excess of the minimum capital expenditures set forth in the orders described above.

        These orders also limited rates for existing retail, wholesale and DSL services for fixed periods following the closing of the merger and imposed certain obligations on our Northern New England operations related to the provision of wholesale services.

        The terms of the orders issued by the NHPUC and the Maine Public Utilities Commission (the "MPUC") also contain limitations on our ability to make additional business acquisitions following the closing of the merger. Pursuant to the NHPUC order, we are prohibited from consummating business acquisitions with an aggregate transaction value in excess of $100.0 million during a period of one year following the closing of the merger, and for a period of up to three years following the closing of the merger if certain financial tests are not met. In addition, the order issued by the NHPUC also prohibits us from consummating any acquisition until we meet specified service quality benchmarks. Pursuant to the MPUC order, we are prohibited from consummating any business acquisition with a transaction value in excess of $100.0 million for a period of one year following the cutover and for a period of up to three years following the closing of the merger if certain financial tests are not met.

Recent Developments

  Dividend

        Our board of directors has adopted a dividend policy which reflects our intent to return cash to stockholders. On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This decision reflects the current difficult economic environment, in particular the distressed financial sector, the current status of our business and potential implications of the difficult economic environment on our business and our cash flows, liquidity requirements and current level of indebtedness.

  Credit Facility Amendment

        On January 21, 2009, we entered into an Amendment, Waiver, Resignation and Appointment Agreement with Lehman Commercial Paper Inc. ("LCPI"), as resigning administrative agent, collateral agent and swingline lender, Bank of America, N.A. ("Bank of America"), as syndication agent and as successor administrative agent, collateral agent and swingline lender, and certain other financial institutions party thereto (the "amendment"). The amendment, among other things, amends our credit facility.

        Pursuant to the amendment, LCPI resigned as administrative agent, collateral agent and swingline lender under our credit agreement and related documents and Bank of America was appointed as successor administrative agent, collateral agent and swingline lender.

        The amendment also:

  •
  Terminates LCPI's approximately $30 million unfunded commitment under our revolving credit facility and changes LCPI's existing pro rata share of the drawn revolving loans under the revolving facility into a new loan, aggregating approximately $30 million, which will be due in a single payment on the maturity date of our revolving credit facility (the "new Lehman loan"). The interest rate applicable to the new Lehman loan is equal to the interest rate applicable to loans under our revolving credit facility.

  •
  Allows us and/or lenders holding a certain percentage of the loans and commitments under the credit agreement to remove any agent that is deemed to be a "defaulting lender" (a designation given to a lender that breaches certain of its obligations under the credit agreement or as to which certain circumstances exist relating to the financial wherewithal or stability of such a lender).

  •
  Permits the repurchase of the notes, subject to certain conditions, including, without limitation, compliance with a tax sharing agreement with Verizon, and provides that the amount of cash used to make any such repurchase will reduce the amount of cumulative distributable cash (as defined in our credit facility) available for the payment of cash dividends or share repurchases and will reduce excess cash flow (as defined in our credit facility).

  •
  Clarifies that if at any time we reduce or suspend the quarterly dividend payable on our common stock, we may increase the dividend back to the per share amount paid by us on October 17, 2008, subject to the satisfaction of certain conditions precedent to the payment of dividends.

  Transition Agreement

        In addition to a regular monthly fee, the transition services agreement and related agreements required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at cutover, with the balance used to purchase certain internet access hardware from Verizon and its affiliates.

        On January 30, 2009, we entered into a Transition Agreement (the "transition agreement") with Verizon and certain of its subsidiaries. The transition agreement was executed in connection with the cutover of certain back office systems, as contemplated by the transition services agreement.

        Pursuant to the transition agreement:

  •
  Verizon New England accelerated its payments totaling $30.0 million that could have been owed to us for certain potential line losses in New Hampshire (the "line loss payment"). The $30.0 million line loss payment was applied as a credit against the $34.0 million one-time fee owed by us at cutover to Verizon Information Technologies LLC ("Verizon Technologies") under the transition services agreement. The line loss payments were contemplated by an order of the New Hampshire Public Utilities Commission (the "NHPUC") issued on February 25, 2008. The order required that Verizon pay $15.0 million to the Company on March 31, 2009 and also pay $15.0 million to the Company on March 31, 2010 if certain conditions were met. Verizon agreed that this line loss payment is not refundable to Verizon, regardless of whether the conditions to its payment set forth in the order are met.

  •
  Verizon provided additional credits totaling approximately $7.7 million (including $7.5 million related to the purchase of certain internet access hardware and $0.2 million related to other fees) against the total payments due in the first quarter of 2009 from the Company to Verizon.

        In accordance with the transition agreement, on February 20, 2009, we made a final payment to Verizon Technologies of approximately $7.7 million in respect of amounts owed under the transition services agreement and for the internet access hardware referred to above.

Our Services

        We offer a broad portfolio of high-quality communications services for residential and business customers in each of the markets in which we operate. We have a long history of operating in our markets and have a recognized identity within each of our service areas. Our companies are locally staffed, which enables us to efficiently and reliably provide an array of communications services to meet our customer needs. These include services traditionally associated with local telephone companies, as well as other services such as long distance, Internet, television and broadband enabled services. Based on our understanding of our local customers' needs, we have attempted to be proactive by offering bundled services designed to simplify the customer's purchasing and management process.

Generation of Revenue

        We primarily generate revenue through: (i) the provision of our basic local telephone service to customers within our service areas; (ii) the provision of network access to interexchange carriers for origination and termination of interstate and intrastate long distance phone calls and dedicated private line facilities; (iii) Universal Service Fund high cost loop payments; and (iv) the provision of other services such as long distance resale, data and Internet and broadband enabled services, enhanced services, such as caller name and number identification, and billing and collection for interexchange carriers.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report for more information regarding our revenue sources.

  Local Calling Services

        Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a rural local exchange carrier's territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

  Network Access Charges

        Network access enables long distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network access charges relate to long distance, or toll calls, that typically involve more than one company in the provision of telephone service as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long distance companies and other customers for the use of our facilities to access the customer, as described below.

        Intrastate Access Charges.    We generate intrastate access revenue when an intrastate long distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our local exchanges. We also generate intrastate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as high speed data services, to a customer in one of our local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the communication. We bill access charges relating to such service through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority.

        Interstate Access Charges.    We generate interstate access revenue when an interstate long distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We also generate interstate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as high speed data services, to a customer in one of our local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the FCC instead of the state regulatory authority.

        Universal Service Fund High Cost Loop.    The Universal Service Fund supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost areas are consistent with rates charged in lower cost areas. The Universal Service Fund, which is funded by monthly fees charged to interexchange carriers and local exchange carriers, makes payments to us on a monthly basis based upon our cost support for local exchange carriers whose cost of providing the local loop connections to customers is significantly greater than the national average. For our rural service areas, these payments fluctuate based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. For our non-rural service areas, these payments are based on cost models which estimate the cost to provide services and generate Universal Service Support payments for high cost areas. Universal Service Fund high cost loop revenue accounted for less than 3% of our total revenue in the year ended December 31, 2008.

  Long Distance Services

        We offer switched and dedicated long distance services throughout our service areas through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary FairPoint Carrier Services, Inc., we offer wholesale long distance services to communications providers that are not affiliated with us.

  Data and Internet Services

        We offer broadband Internet access via DSL technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the world wide web. In addition, we offer enhanced Internet services, which include obtaining Internet protocol addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

  Other Services

        We seek to capitalize on our local exchange carriers' local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.

        Cable TV and Video.    In certain of our markets, we offer video services to our customers through cable television and video-over-DSL.

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

  Our Markets

        Most of our 32 local exchange companies operate as the incumbent local exchange carrier in each of their respective markets. Approximately 65% of our access lines served residential customers as of December 31, 2008. Our business customers accounted for approximately 27% of our access lines as of December 31, 2008 and wholesale customers accounted for approximately 8% of our access lines as of December 31, 2008. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

        Following the merger, our operations are focused more on small urban markets and are geographically concentrated in the northeastern United States.

        The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2008:

State	Access Line Equivalents
Maine	600,901
New Hampshire	567,969
Vermont	330,215
Florida	52,769
New York	50,157
Washington	44,668
Missouri	14,595
Ohio	13,674
Virginia	8,453
Kansas	7,127
Illinois	6,823
Idaho	6,488
Pennsylvania	6,487
Oklahoma	4,159
Colorado	3,815
Other States(1)	3,409

Total:	1,721,709

    (1)
    Includes Massachusetts, Georgia and Alabama.

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

        Each of our local exchange companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong identity and reputation that each local exchange carrier enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our identity in order to attain higher recognition with potential customers.

        In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote economic development in the communities we serve.

        Many of the companies acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such local exchange carriers, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2008, we had 827 employees engaged in sales, marketing and customer service.

Information Technology and Support Systems

        Our approach to back office and operational support systems focuses on implementing applications that allow consistent communication and coordination throughout our entire organization. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. We transitioned to approximately 60 new systems for our Northern New England operations on February 9, 2009. These new systems are expected to allow us to improve system efficiencies and provide new services to our customers.

        As of December 31, 2008, all of our Legacy FairPoint companies had converted to a single outsourced billing platform. We are currently outsourcing certain systems integration and support services. Our recently acquired Northern New England operations were converted to larger scale back office and operations support systems as of January 30, 2009. Prior to January 30, 2009, billing for our Northern New England operations was performed by Verizon under the transition services agreement.

Network Architecture and Technology

        Our local exchange carrier networks consists of eight signal transfer points, 91 host central offices and 399 remote central offices, all with advanced digital switches. 99.5% of our central offices are served by fiber optic facilities which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.

        Our fiber optic transport system is primarily a Synchronous Optical Network (SONET) capable of satisfying customer demand for high bandwidth transport services. This system supports advanced services including Asynchronous Transfer Mode (ATM), Frame Relay and Internet Protocol (IP) transport, facilitating delivery of advanced services as demand warrants.

        In our local exchange carrier markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2008, we had deployed this technology in 462 of our 491 central offices. Approximately 94% of our central offices are capable of providing broadband services through cable modem, wireless broadband and DSL technology.

        Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we are in the process of building an advanced Next Generation Network for our Northern New England operations. This Next Generation Network is an IP / Multiple Protocol Label Switched (IP/MPLS) network that is fully fiber optic based. We believe that this network architecture will enable us to efficiently respond to these technological changes.

Competition

        The 1996 Act and other actions taken by the FCC and state regulatory authorities promote competition in the provision of communications services. While many of the competitive challenges now confronting larger regulated telephone companies are limited in the rural areas we serve, these challenges are more prevalent in the small urban areas we serve. We face robust wireline and/or wireless competition from numerous competitive providers in a majority of the areas we now serve. Many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do.

  Wireless Competition

        In most of our service areas, we face competition from wireless technology and, as technology and economies of scale improve, competition from wireless carriers may increase. In addition, the FCC's requirement that telephone companies offer wireline-to-wireless number portability may increase the competition we face from wireless carriers. Our Northern New England operations service areas represent both rural and small urban markets and tend to have better wireless coverage compared to Legacy FairPoint's predominantly rural service areas. Wireless competition is more robust in these service areas.

  Wireline Competition

        We also face competition from new market entrants that provide close substitutes for the traditional telephone services we provide, such as cable television providers and competitive local exchange carriers. Competitive local exchange carriers either maintain their own facilities or lease services at wholesale rates while cable television companies are entering the communications market by upgrading their networks with fiber optics and installing facilities to provide broadband, voice, video and data communications. Electric utilities could become a competitive threat since they have existing assets and access to low cost capital that could allow them to enter a service area rapidly and accelerate network development.

  Cable

        Cable companies are competing with us on two fronts: high speed data and voice. Cable high speed data services are generally priced competitively and promote speeds generally higher than many wireline companies offer. We estimate that as of December 31, 2008, a majority of the customers that we serve had access to a cable modem offering. The second area of competition is local and long distance voice services. In addition, the FCC's requirement that telephone companies offer wireline-to-wireline number portability may increase the competition we face from cable companies.

  Voice Over Internet Protocol Competition

        Voice over Internet protocol ("VoIP") service is increasingly being embraced by all industry participants. VoIP service involves the routing of voice calls over the public Internet or private IP networks, through packets of data instead of transmitting the calls over the existing public switched telephone network. This routing mechanism may give VoIP service providers a cost advantage, and enable them to offer services to end users at a lower price. While current VoIP applications typically complete calls using incumbent local exchange carrier infrastructure and networks, as VoIP services obtain acceptance and market penetration and technology advances further, a greater number of calls may be placed without utilizing the public switched telephone network. The proliferation of VoIP, particularly to the extent these calls do not utilize our local exchange carriers' networks or are accorded different regulatory treatment, may result in an erosion of our customer base and loss of local, long distance and network access revenues.

  Internet Competition

        Internet services are also highly competitive, and we expect that competition will continue to intensify. Internet services, meaning both Internet access (wired and wireless) and on-line content services, are provided primarily by Internet service providers, satellite-based companies, long distance carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as Microsoft and Yahoo!, offer on-line content services consisting of access to closed, proprietary information networks. Electric utility companies, utilizing broadband over power lines technology could offer an additional threat in this area as they look to leverage their embedded assets to enter new lines of business. Cable television operators, among others, are aggressively entering the Internet access business. Satellite companies are offering broadband access to the Internet from desktop personal computers.

  Long Distance Competition

        Competition for long distance communications services is robust. Competition in the long distance business is based primarily on price, although service bundling, branding, customer service, billing service and quality play a role in customers' choices.

  Other Competition

        Wireline, wireless, cable and utility companies could form, and in some cases are in the process of forming, strategic alliances to offer bundled services in our service areas. We may face increased competition from bundled service providers in the future.

Employees

        As of December 31, 2008, we employed a total of 4,071 employees. 2,672 employees of our local exchange companies are covered by eleven Collective Bargaining Agreements. We believe the state of our relationship with our union and non-union employees is generally good.

Intellectual Property

        We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.

Regulatory Environment

        We are subject to extensive federal, state and local regulation. At the federal level, the FCC generally exercises jurisdiction over facilities and services of common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to local competition provisions of the Communications Act, as amended by the 1996 Act, state and federal regulators share responsibility for implementing and enforcing certain pro-competitive policies. In particular, state regulatory agencies exercise substantial oversight over incumbent local exchange carriers' ("ILEC") offering to competing carriers of interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.

        Legacy FairPoint and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. Under price cap regulation, limits are imposed on a company's interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give a company flexibility to adjust its rates within these limits. In contrast, rate of return regulation permits a company to set rates based upon its allowed costs and projected revenue requirement, including an authorized rate of return determined by the FCC. FairPoint has obtained permission to continue to operate under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. The rural and non-rural operations are also subject to different regimes concerning universal service.

  Federal Regulation

        We are required to comply with the Communications Act which requires, among other things, that telecommunications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act was amended in 1996 by the addition of provisions intended to promote competition in the provision of local services, and to lead to deregulation as markets become more competitive.

  Interstate Access Charges

        Our local exchange subsidiaries receive compensation from long-distance telecommunications providers for the use of their network to originate and terminate interstate inter-exchange traffic. With respect to interstate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end-users, usage-sensitive charges paid by long-distance carriers, and recurring monthly charges for use of dedicated facilities paid by long-distance carriers. The amount of access charge revenue that we will receive is subject to change.

        Our non-rural operations are subject to price cap regulation of access charges. Under price cap regulation, limits are imposed on a company's interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give us flexibility to adjust our rates within these limits. In contrast, our rural operations are subject to interstate rate of return regulation, permitting us to set rates for those operations based upon our allowed costs and projected revenue requirement, including an authorized rate of return of 11.25%. In an order dated January 25, 2008, the FCC granted our request for a waiver of the "all or nothing" rule, which will allow us to continue to operate the non-rural and rural operations under these respective regimes until the FCC completes its general review of whether to modify or eliminate the all or nothing rule.

        The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. Other reform proposals are now pending. These proposals could require ILECs to restructure, reduce, or eliminate access charges and recover the lost revenue through end-user charges or universal service support. The FCC has also sought comment on whether access charges should apply to VoIP or other Internet protocol-based service providers. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.

  Universal Service Support

        Current FCC rules provide different methodologies for the determination of universal service payments to rural and non-rural carriers. In general, the rules provide high-cost support to rural carriers where the company's actual costs exceed a nationwide benchmark level. High-cost support for non-rural carriers, on the other hand, is determined by nationwide proxy cost model. Under the current FCC rules, our non-rural operations receive support under the non-rural model methodology in Maine and Vermont. The FCC's current rules for support to high-cost areas served by non-rural local exchange carriers ("LECs") were remanded by the U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. The FCC has initiated a rulemaking proceeding in response to the court's remand, but the FCC's rules remain in effect pending the results of the rulemaking. The FCC is also considering proposals to update the proxy model upon which non-rural high-cost funding is determined, as well as other possible reforms to the high-cost support mechanisms for rural and non-rural carriers.

        The high-cost support payments that are received from the Universal Service Fund are intended to support our operations in rural and high cost markets. Under current FCC regulations, the total Universal Service Fund support available for high-cost loops operated by rural carriers is subject to a cap. The FCC prescribes the "national average cost per loop" each year to keep the total available funding within the cap. Payments from the Universal Service Fund will fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs and average cost per loop remain constant or decrease, the payments we will receive from the Universal Service Fund will decline. Based on historical trends, we believe the total high-cost support payments from the Universal Service Fund to our rural operations likely will continue to decline. Universal Service Support revenue accounted for less than 3% of our total revenue in the year ended December 31, 2008.

        Universal Service Fund disbursements may be distributed only to carriers that are designated as "eligible telecommunications carriers" ("ETCs") by a state regulatory commission. All of our non-rural and rural LECs are designated as ETCs

        On May 1, 2008, the FCC adopted an interim emergency cap on the amount of high-cost support that competitive ETCs may receive, pending the FCC's adoption of comprehensive reform. Such support for each state was capped at the level of support that competitive ETCs were eligible to receive during March 2008 on an annualized basis. The cap became effective on August 1, 2008 and is expected to constrain growth in the total amount of high-cost support available to competitive ETCs. The FCC is currently considering other revisions to the distribution mechanisms for Universal Service Fund high-cost support. The proposals under consideration include using "reverse auctions" to determine recipients of rural high-cost support and creating separate funds for wireless, broadband, and "carriers of last resort," which might be the ILEC. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors or provide for new support, such as for broadband services. We cannot predict what course the FCC will take on universal service distribution reform, but it is possible that the remedy selected by the FCC could materially affect the amount of universal service funding we will receive. If our rural LECs were unable to receive Universal Service Fund payments, or if those payments were reduced, many of our rural LECs would be unable to operate as profitably as they have historically in the absence of the implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

        We receive additional support under the FCC's rules in the forms of Interstate Access Support ("IAS") and Interstate Common Line Support ("ICLS"). We receive IAS support in all three of our price cap study areas (Maine, New Hampshire and Vermont). We also continue to receive ICLS support in our rate-of-return study areas. These forms of support replace revenues previously collected through interstate access charges. We have no assurance that these support programs will remain unchanged if the FCC revises its rules governing universal service and inter- carrier compensation. On August 5, 2008, we filed a petition with the FCC requesting the waiver of certain filing deadlines in order to permit our Northern New England operations to receive $1.7 million of IAS support for the third quarter of 2008. Absent such a waiver, our Northern New England operations will not receive that support. We cannot predict how the FCC ultimately will resolve that request.

  Universal Service Contributions

        Federal universal service programs are currently funded through a surcharge on interstate and international end-user telecommunications revenues. Declining long-distance revenues, the popularity of service bundles that include local and long-distance services, and the growth in size of the fund, due primarily to increased funding to competitive ETCs, all prompted the FCC to consider alternative means for collecting this funding. As an interim step, the FCC has ordered that providers of certain VoIP services must contribute to federal universal service funding. The FCC also increased the percentage of revenues subject to federal universal service contribution obligations that wireless providers may use as their methodology for funding universal service. One alternative under consideration would be to impose surcharges on telephone numbers or network connections instead of carrier revenues. Any further change in the current assessment mechanism could result in a change in the total contribution that LECs, wireless carriers or others must make and that would be collected from customers. We cannot predict whether the FCC or Congress will require modification to any of the universal contribution rules, or the ultimate impact that any such modification might have on us.

  Local Service Competition

        The 1996 Act provides, in general, for the removal of barriers to market entry in order to promote competition in the provision of local telecommunications and information services. As a result, competition in our local exchange service areas will continue to increase from competitive LECs, wireless providers, cable companies, Internet service providers, electric companies and other providers of network services. Many of these competitors have a significant market presence and brand recognition, which could lead to more competition and a greater challenge to our future revenue growth.

        Under the 1996 Act, all LECs, including both incumbents and competitive LECs, are required to: (i) allow others to resell their services; (ii) ensure that customers can keep their telephone numbers when changing carriers, referred to as local number portability; (iii) ensure that competitors' customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure competitive access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the cost of completing calls to competitors' customers from the other carrier's customers.

        In addition to these obligations, ILECs are subject to additional requirements to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to network elements, referred to as unbundled network elements, or UNEs, such as local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be "impaired" without them; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the ILEC's premises. Competitors are required to compensate the ILEC for the cost of providing these services.

        Our non-rural operations are subject to all of the above requirements. In addition, as a Bell Operating Company, our non-rural operations are subject to additional unbundling obligations that apply only to Bell Operating Companies. In contrast to the unbundling obligations that apply generally to ILECs, these Bell Operating Company-specific requirements mandate access to certain facilities (such as certain types of local loops and inter-office transport, and local circuit switching) even where other carriers would not be "impaired" without them.

        Our Legacy FairPoint rural operations are exempt from the additional ILEC requirements until the applicable rural carrier receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible, and is consistent with the universal service objectives set forth in the 1996 Act. This exemption will be effective for all of our existing Legacy FairPoint rural ILEC operations, except in Florida where the legislature has determined that all ILECs are required to provide the additional services as prescribed in the 1996 Act. If a request for any of these additional services is filed by a potential competitor with respect to one of our other existing rural operating territories, we will likely ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds an exemption in whole or in part and does not allow us adequate compensation for the costs of providing the interconnection, our costs could increase significantly; we could face new competitors in that state; and we could suffer a significant loss of customers and incur a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements. Any of these could result in a material adverse effect on our results of operations and financial condition.

        Under the 1996 Act, rural LECs may request from state regulatory commissions suspension or modification of any or all of the requirements described above. A state regulatory commission may grant such a request if it determines that doing so is consistent with the public interest and is necessary to avoid a significant adverse economic impact on communications users, and where imposing the requirement would be technically infeasible or unduly economically burdensome. If a state regulatory commission denies all or a portion of a request made by one of our rural LECs, or does not allow us adequate compensation for the costs of providing interconnection, our costs could increase and our revenues could decline. In addition, with such a denial, competitors could enjoy benefits that would make their services more attractive than if they did not receive interconnection rights. With the exception of certain requests by us to modify the May 24, 2004 implementation date for local number portability in certain states, we have not encountered a need to file any requests for suspension or modification of the interconnection requirements.

  Long-Distance Operations

        The FCC has required that ILECs that provide interstate long-distance services originating from their local exchange service territories must do so in accordance with "non-structural separation" rules. These rules have required that our long-distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from their affiliated LEC at tariffed rates, terms and conditions. The Bell Operating Companies have been subject to additional requirements to separate their long-distance operations from their local exchange operations in the regions where they operate as Bell Operating Companies. In addition, our operations have been obligated under the FCC's "equal access" scripting requirement to read new customers a list of all available long-distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long-distance market. The FCC recently ruled that the Bell Operating Companies need no longer comply with these rules for their long-distance services in order to avoid classification as a dominant carrier, and that their ILEC affiliates need no longer comply with the separation rules for their long distance services, provided that they comply with certain existing and additional safeguards, such as providing special access performance metrics, offering low-volume calling plans, and making available certain monthly usage information on customers' bills. The FCC also has ruled that the Bell Operating Companies and their ILEC affiliates are no longer required to comply with the equal access scripting requirement. However, until similar relief is granted in each state by the state PUC, FairPoint will continue to comply with the equal access scripting requirements.

  Other Obligations under Federal Law

        We are subject to a number of other statutory and regulatory obligations at the federal level. For example, the Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Under CALEA and other federal laws, we may be required to provide law enforcement officials with call records, content or call identifying information, pursuant to an appropriate warrant or subpoena.

        The FCC limits how carriers may use or disclose customer proprietary network information, referred to as CPNI, and specifies what carriers must do to safeguard CPNI provided to third parties. The U.S. Congress has enacted, and state legislatures are considering, legislation to criminalize the unauthorized sale of call detail records and to further restrict the manner in which carriers make such information available. The FCC has recently amended its rules to address these practices, and such rule changes could result in additional costs to us, including administrative or operational burdens on our customer care, sales, marketing and information technology systems.

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

  Broadband and Internet Regulation

        The FCC has adopted a series of orders that recognize the competitive nature of certain services that utilize advanced technologies.

        With respect to our local network facilities, the FCC has determined that certain unbundling requirements do not apply to certain fiber facilities such as certain types of loops and packet switches.

        The FCC has ruled that dedicated broadband Internet access services offered by telephone companies (using DSL technology), cable operators, electric utilities and terrestrial wireless providers qualify as largely deregulated information services. LECs or their affiliates may offer the underlying broadband transmission services that are used as an input to dedicated broadband Internet access services through private carriage arrangements on negotiated commercial terms. The FCC order also allows rural rate-of-return carriers, including our Legacy FairPoint operations, the option to continue providing DSL service as a common carrier (status quo) offering. The FCC also has concluded that broadband Internet access service providers must comply with CALEA.

        In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the transaction. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so.

        The FCC has imposed particular regulatory obligations on Internet protocol ("IP")-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting CPNI; provide local number portability; and pay regulatory fees. Recently there have also been discussions among policymakers concerning "net neutrality," or the potential requirement for non-discriminatory treatment of traffic over broadband networks. The FCC released a statement of principles favoring customer choice of content and services available over broadband networks. It also has sought comment on industry practices in connection with this issue and has pursued some enforcement action in this area. However, we cannot predict what impact, if any, this may have on our business. The FCC has preempted some state regulation of VoIP.

        Because our non-rural operations are classified as a Bell Operating Company, they are subject to additional requirements in connection with their provision of enhanced services. Specifically, our non-rural operations generally must provide enhanced services consistent with the FCC's so-called Computer Inquiry rules, which require each Bell Operating Company to ensure that unaffiliated enhanced service providers have nondiscriminatory access to the telecommunications transmission capability underlying any enhanced services provided by the Bell Operating Company, except for where the FCC specifically has provided relief from some or all of these requirements.

        Additional rules and regulations may be extended to the Internet. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

        On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. We are actively examining our opportunities under this legislation and intend to pursue funding to further develop our broadband infrastructure.

  State Regulation

        The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke franchises authorizing companies to provide communications services. In some states, our intrastate long-distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well.

        Most state commissions have traditionally regulated local exchange carrier pricing through cost-based "rate-of-return" regulation. In recent years, however, state legislatures and regulatory commissions in most of the states in which our telephone companies operate have either reduced the regulation of local exchange carriers or have announced their intention to do so, and we expect this trend will continue. Such relief may take the form of mandatory deregulation of particular services or rates; or it may consist of optional alternative forms of regulation, referred to as AFOR, which may involve price caps or other flexible pricing arrangements. Some of these deregulatory measures are described in greater detail below. We believe that some AFOR plans allow us to offer new and competitive services faster than under the traditional regulatory regimes.

        The following summary addresses significant regulatory actions by regulatory agencies in Maine, New Hampshire and Vermont that have affected or are expected to affect our business in northern New England:

  Regulatory Conditions to the Merger

        We are subject to the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger which provide for, among other things:

  •
  restrictions on our ability to pay dividends if we are unable to satisfy specified financial ratio tests set forth in the orders;

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

  •
  a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of our credit facility, until certain financial ratio tests have been satisfied; and

  •
  requirements that we expand substantially the availability of broadband service (such as DSL) to specified levels in each of Maine, New Hampshire and Vermont, which is expected to result in capital expenditures in each state in excess of the minimum capital expenditures set forth in the orders described above.

        These orders also limited rates for existing retail, wholesale and DSL services for fixed periods following the closing of the merger and imposed certain obligations on our Northern New England operations related to the provision of wholesale services.

        The terms of the orders issued by the NHPUC and the MPUC also contain limitations on our ability to make additional business acquisitions following the closing of the merger. Pursuant to the NHPUC order, we are prohibited from consummating business acquisitions with an aggregated transaction value in excess of $100.0 million during a period of one year following the closing of the merger, and for a period of up to three years following the closing of the merger if certain financial tests are not met. In addition, the order issued by the NHPUC also prohibits us from consummating any acquisition until we meet specified service quality benchmarks. Pursuant to the MPUC order, we are prohibited from consummating any business acquisition with a transaction value in excess of $100.0 million for a period of one year following the cutover and for a period of up to three years following the closing of the merger if certain financial tests are not met.

  Maine—Retail Regulation

        Our Northern New England operations in Maine currently operate under an AFOR implemented upon merger. The AFOR provides for the capping of rates for basic local exchange services and allows pricing flexibility for other services, including intrastate long distance, optional services and bundled packages. Under the terms of the merger order, among other things, we reduced the caps on monthly basic exchange rates effective as of August 1, 2008 by an amount designed to decrease revenues by approximately $1.5 million per month (depending on the applicable number of access lines). The current AFOR caps basic exchange rates in Maine at the new level for five years after August 1, 2008. The AFOR also includes a service quality indexing, or SQI, requirement for our Northern New England operations, which establishes benchmarks for certain performance categories and imposes penalties for the failure to meet the benchmarks. Our rural local exchange carriers in Maine currently operate under traditional rate of return regulation and have limited forms of pricing flexibility. All telephone companies in Maine are required to establish intrastate access rates which do not exceed their interstate access rates as they existed on January 1, 2003. Certain intrastate wholesale services are also subject to tariff requirements of the MPUC. In addition to the regulation of rates and service, telephone companies are generally subject to regulation by the MPUC in other areas, including transactions with affiliates, financing and reorganizations.

  Maine—Unbundling of Network Elements

        In orders issued in 2004 and 2005, the MPUC ruled that it had the authority under federal law to regulate compliance with certain conditions that our Northern New England operations must satisfy to sell long-distance services, and in particular to define the elements that our Northern New England operations must provide on a wholesale basis to competitive carriers under Section 271 of the Communications Act. The MPUC ruled that it had the authority to set rates for Section 271 elements and interpreted Section 271 to require our Northern New England operations to provide access to elements that the FCC had held are not required to be proved as unbundled network elements under Section 251 of the Communications Act. Prior to the merger, Verizon New England challenged the ruling in the U.S. District Court of Maine. Following an unfavorable ruling, Verizon New England appealed to the First Circuit Court of Appeals. The First Circuit vacated the District Court's decision and held that the MPUC has no such authority. The court remanded the matter for further proceedings by the District Court, which subsequently dismissed the case at our and the MPUC's request.

  New Hampshire

        Our incumbent local exchange carrier business operations in New Hampshire are subject to rate of return regulation. We have adopted the contractual and tariffed rates and terms and conditions that were in effect for the Verizon Northern New England business prior to the merger. No rate proceeding is pending. Within this regulatory structure, the NHPUC has instituted rules and policies to expedite offerings of new services, but we are subject to regulations, such as tariff filing and cost allocation requirements, that are not applicable to our competitors. In addition to our access tariff, we maintain two New Hampshire wholesale tariffs, one for interconnection, co-location and UNEs and another for services offered to carriers for resale. The order of the NHPUC approving the spin-off and the merger includes conditions generally limiting rates for existing retail, wholesale and DSL services during the three years following the closing of the merger to those in effect as of the close date of the merger.

        In a case similar to that of the MPUC described under "—Maine—Unbundling of Network Elements," the NHPUC had entered orders asserting authority under federal law to require the Verizon Northern New England business to continue offering certain network elements no longer required to be offered pursuant to Section 251 of the 1996 Act, and at existing total element long run incremental cost rates until the NHPUC decided otherwise. The Verizon Northern New England business challenged the orders in the United States District Court for the District of New Hampshire and obtained an order enjoining the NHPUC from enforcing the orders. The recent First Circuit decision that considered the MPUC order also considered this New Hampshire decision and affirmed the District Court's opinion.

        The NHPUC is considering a complaint brought by a competitive local exchange carrier seeking a ruling that access charges, or at least the carrier common line rate element, do not apply to certain interexchange calls where neither the calling nor the called party is served by our Northern New England operations. The proceeding has been expanded to include similar claims by other competitive carriers. The NHPUC has ruled that the carrier common line rate element should not apply to such calls and has prohibited our Northern New England operations from imposing these charges. Prior to the merger, Verizon New England and the Verizon Northern New England business appealed this decision to the New Hampshire Supreme Court. Pending resolution of the appeal, the NHPUC order prevents our Northern New England operations from imposing carrier common line charges for these types of calls. In the order approving the merger, the NHPUC determined that Verizon New England would remain liable for refunds of these carrier common line charges collected for periods prior to the closing of the merger, notwithstanding any provisions to the contrary in the merger documents. The NHPUC has commenced a second phase of this proceeding to determine the amount of the refund liability. Verizon New England and we are continuing to contest these claims.

  Vermont

        In April 2006, the Vermont Public Service Board issued a final order adopting an amended alternative regulatory plan, referred to as the Amended Incentive Regulation Plan, for the Verizon Northern New England business to replace a plan adopted in 2000. The Amended Incentive Regulation Plan is retroactive to July 1, 2005, and runs through December 31, 2010. Under the amended plan, the Verizon Northern New England business committed to make broadband capability available to 75% of its access lines in Vermont by 2008 and 80% of its access lines in Vermont by 2010 with milestones of 65% and 77% for 2007 and 2009, respectively. The Amended Incentive Regulation Plan provides pricing flexibility for all new services, and no price increases are permitted for existing services such as basic exchange service, message toll service and most vertical services. The final order also continues a service quality plan with a $10.5 million penalty cap. Other provisions of the order include lifeline credits for qualified customers that subscribe to bundled services and a requirement to separately publish and distribute white and Yellow Pages directories. The Vermont Public Service Board's order approving the transaction is conditioned on our being subject to the terms and conditions of the

Amended Incentive Regulation Plan. As a part of our settlement with the Vermont Department of Public Service, and as ordered by the Vermont Public Service Board as a condition of approval of the transaction, we have agreed to exceed the existing Amended Incentive Regulation Plan's broadband buildout milestones and have agreed to a condition that requires us to reach 100% broadband availability in 50% of our exchanges in Vermont by December 31, 2010. This requirement has been adopted by the Vermont Public Service Board as a condition of approval and is in addition to the broadband expansion requirements contained in the existing Amended Incentive Regulation Plan. We have also agreed in our settlement with the Vermont Department of Public Service to implement a performance enhancement plan, which was adopted by the Vermont Public Service Board as a condition of approval (in addition to the retail service quality plan required under the Amended Incentive Regulation Plan).

  Local Government Authorizations

        We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain communities. If we enter into the video markets, municipal franchises may be required for us to operate as a cable television provider. Some of these franchises may require the payment of franchise fees. We have historically obtained municipal franchises as required. In some areas, we will not need to obtain permits or franchises because the subcontractors or electric utilities with which we will have contracts already possess the requisite authorizations to construct or expand our networks. In association with the American Recovery and Reinvestment Act of 2009, there may be an increase in our requirements associated with road move requests pursuant to new funding for roads. It is not certain whether funding will be available to us for this potential obligation.

  Environmental Regulations

        Like all other local telephone companies, our 32 local exchange carrier subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of, and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

Other Information

        We make available on our website, www.fairpoint.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC's website at www.sec.gov, or at the SEC's public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

  Risks Related to Our Substantial Indebtedness and Common Stock

        We have substantial indebtedness which could have a negative impact on our financing options and liquidity position and our ability to pay dividends on our common stock in the future, and could prevent us from fulfilling our obligations under our debt obligations, including our credit facility and the notes.

        We had approximately $2,470 million of total debt outstanding (net of $11 million debt discount) as of December 31, 2008. In addition, as of December 31, 2008, we had $54.7 million available for additional borrowing under our credit facility, $50.0 million of which we borrowed on January 27, 2009.

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

  •
  make it more difficult for us to pay cash dividends in the future;

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

        Our ability to continue to fund our debt requirements and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. At December 31, 2008, we were in compliance with all of our financial debt covenants. Although we currently believe that we will continue to be in compliance with our debt covenants throughout 2009, a further deterioration in the economic or business environment could negatively impact our financial results and cause us to fail to comply with one or more of our debt covenants. Upon a default, the lenders would be permitted to accelerate the maturity for the debt which is in default, to foreclose upon any collateral securing the debt owed to them and to terminate any commitments of these lenders to lend to us. In the event of noncompliance, we will seek to obtain a waiver from our lenders or seek to amend the covenants. An inability to fund our debt requirements, reduce debt or satisfy debt covenant requirements could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

         We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our operating subsidiaries and investments, to meet our debt service and other obligations, and to pay dividends, if any, on our common stock.

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

  •
  regulatory orders.

        Our subsidiaries have no obligation, contingent or otherwise, to pay amounts pursuant to the notes or to make funds available therefore, whether in the form of loans, dividends or other distributions.

         To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not generate sufficient funds from operations to repay or refinance our indebtedness at maturity or otherwise, to fund our operations or to pay dividends, if any, on our common stock in the future.

        Our ability to make payments on, or repay or refinance, our debt, and to fund planned capital expenditures, unanticipated capital expenditures, dividends, if any, on our common stock in the future and other cash needs will depend largely upon our future operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in our credit facility and our other financing arrangements, including the indenture governing the notes, and other agreements we may enter into in the future. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests, including a maximum total leverage ratio and minimum interest coverage ratio. At December 31, 2008, we were in compliance with all of our financial debt covenants. Although we currently believe that we will continue to be in compliance with our debt covenants throughout 2009, a further deterioration in the economic or business environment could negatively impact our financial results and cause us to fail to comply with one or more of our debt covenants. A default would permit lenders to accelerate the maturity of the debt under these agreements and to seek to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. Under these circumstances, we might have insufficient funds or other resources to satisfy all our obligations, including our obligations under the notes. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

        On January 30, 2009, we transitioned to our new systems, including a new billing platform. This transition has resulted in a delay of certain billing cycles which could negatively impact cash collections in the near term. The delay in cash collections could have a material impact on our liquidity in the first half of 2009.

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

        Furthermore, our board of directors has adopted a dividend policy that reflects an intention to return cash to stockholders. Dividends, if declared in the future by our board of directors, will be paid from cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders (subject to restrictions imposed by the regulatory orders approving the merger and the agreements governing our indebtedness). We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facility or from other sources in an amount sufficient to enable us to pay dividends on our common stock in the future, make payments on our indebtedness or fund our other liquidity needs.

         Our stockholders may not receive the same level of dividends as historically paid by us or any dividends at all.

        On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This decision reflects the current difficult economic environment, in particular the distressed financial sector, the current status of our business and the potential implications of the difficult economic environment on our business and operations in the future, our cash flows and requirements and our current level of indebtedness. Future dividends, if any, declared by our board of directors, will be paid from cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any, as regular quarterly dividends to our stockholders. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, the orders of the state regulatory authorities approving the merger, the indenture governing the notes and our credit facility contain significant restrictions on our ability to make dividend payments and the terms of our future indebtedness are expected to contain similar restrictions.

        There can be no assurance that we will generate sufficient cash from operations in the future, or have sufficient surplus or net profits, as the case may be, under Delaware law, or be permitted under the terms of the regulatory orders and the agreements governing our indebtedness to pay dividends in the future on our common stock in accordance with our dividend policy.

         Our financing arrangements subject us to various restrictions that could limit our operating flexibility, our ability to make payment on our debt and to fund dividends on our common stock.

        Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of these financing arrangements impose, and any future indebtedness may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs, pay dividends in the future or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios, including minimum interest coverage ratio and maximum leverage ratio, and may limit or prohibit our ability to, among other things:

  •
  incur additional debt and issue preferred stock;

  •
  pay dividends in the future or make other distributions on our stock or repurchase or redeem stock;

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

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing arrangements would result in a default under those arrangements and under other arrangements containing cross-default provisions. At December 31, 2008, we were in compliance with all of our financial debt covenants. Although we currently believe that we will continue to be in compliance with our debt covenants throughout 2009, a further deterioration in the economic or business environment could negatively impact our financial results and cause us to fail to comply with one or more of our debt covenants. A default would permit lenders to accelerate the maturity of the debt under these agreements and to seek to foreclose upon any collateral securing the debt owed to these lenders and to terminate any commitments of these lenders to lend to us. Under these circumstances, we might have insufficient funds or other resources to satisfy all our obligations, including our obligations under the notes. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

         Limitations on our ability to use net operating loss carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness and pay dividends to our stockholders in the future.

        Our initial public offering in February 2005 resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these net operating loss carryforwards and other tax attributes from periods prior to the initial public offering and the merger. Although we do not expect that these limitations will materially affect our U.S. federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of net operating loss carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our net operating loss carryforwards have been used or have expired. Limitations on our usage of net operating loss carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to service our debt and pay dividends in the future.

         The price of our common stock may fluctuate substantially, which could negatively affect holders of our common stock.

        The market price of our common stock may fluctuate widely as a result of various factors, such as period-to-period fluctuations in our operating results, the volume of sales of our common stock, our dividend policy, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources.

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

  Risks Relating to the Merger

        The integration of Legacy FairPoint's and Spinco's businesses and the cutover to our new systems may not be successful.

        The merger is the largest and most significant acquisition we have undertaken. Due to, among other things, the size and complexity of our Northern New England operations and the activities required to separate Spinco's operations from Verizon's, we may be unable to integrate the Spinco business in an efficient, timely and effective manner. On January 30, 2009, we began the cutover from Verizon's systems to our new developed, fully integrated systems platform. On February 9, 2009, we began to independently operate on our new systems. We are now working in the post-cutover stage, processing both current orders as well as those that were received during the nine day cutover process. We, together with Capgemini, are working diligently to reduce customer service representatives' average handle time for orders, increase order flow through to provisioning, and return billing cycles to the pre-cutover schedules. Our inability to complete this separation and integration successfully could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        The transition to our new systems has resulted in a delay of certain billing cycles which could negatively impact cash collections in the near term. The delay in cash collections could have a material impact on our liquidity in the first half of 2009.

         We may not realize all of the anticipated cost savings and growth opportunities from the merger.

        The success of the merger will depend, in part, on our ability to realize the anticipated cost savings and growth opportunities from integrating the Legacy FairPoint and Spinco businesses. Our success in realizing these cost savings and growth opportunities, and the timing of this realization, depends on the successful integration of Spinco's and Legacy FairPoint's businesses and operations. Even if we are able to integrate the Legacy FairPoint and Spinco businesses successfully, this integration may not result in the realization of the full benefits of cost savings and growth opportunities that we expected from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs, or the benefits from the merger may be offset by costs incurred or delays in integrating the businesses.

         We may be affected by significant restrictions following the merger with respect to certain actions that could jeopardize the tax-free status of the spin-off or the merger.

        The tax sharing agreement restricts us from taking certain actions that could cause the spin-off to be taxable to Verizon under Section 355(e) of the Internal Revenue Code of 1986 (the "Code") or otherwise jeopardize the tax-free status of the spin-off or the merger, which actions the tax sharing agreement refers to as disqualifying actions, including:

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

        Because of these restrictions, we may be limited in the amount of capital stock that we can repurchase if market conditions make repurchases an attractive use of cash or the amount of capital stock that we can issue to make acquisitions or to raise additional capital in the two years subsequent to the spin-off and merger.

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

        Completion of the spin-off and the merger required certain government consents, approvals, orders and authorizations. The parties received the required approvals of the FCC and of state regulatory authorities.

        However, the state regulatory authorities in Maine, New Hampshire and Vermont that approved the spin-off and the merger have imposed conditions on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity. These conditions include mandatory capital expenditures, minimum service quality standards, commitments to expand substantially the availability of broadband service and restrictions on our payment of dividends.

  Risks Related to Our Business

        We provide services to customers over access lines, and if we lose access lines, our business, financial condition, results of operations and liquidity may be adversely affected.

        We generate revenue primarily by delivering voice and data services over access lines. Legacy FairPoint and our Northern New England operations have both experienced net voice access line losses in the past few years. Legacy FairPoint experienced a 22.7% decline in the number of voice access lines

(adjusted for acquisitions and divestitures) for the period from January 1, 2004 through December 31, 2008 and an 8.5% decline for the period from January 1, 2008 through December 31, 2008. Our Northern New England operations experienced a 31.4% decline in number of voice access lines for the period from January 1, 2004 through December 31, 2008 and a 12.3% decline for the period from January 1, 2008 through December 31, 2008. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies as well as challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that the long period between the announcement of the merger in January 2007 and the closing of the merger also may have contributed to our Northern New England operations' voice access line losses.

        We may continue to experience net access line losses. Our inability to retain access lines could adversely affect our business, financial condition, results of operations and liquidity.

         We provide access services to other communications companies, and if these companies were to become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations and liquidity may be adversely affected.

        We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for access charges. Interstate and intrastate access charges represented approximately 28.5% of our total revenues in 2008. Should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations and liquidity.

         We are subject to competition that may adversely impact our business, financial condition, results of operations and liquidity.

        Many of the competitive threats now confronting large regulated communications companies, such as competition from cable television providers, are more prevalent in the small urban markets that we serve. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our rural and small urban markets, we face competition from wireless technology, which may increase as wireless technology improves. We may face increasing competition from cable television operators and additional competition from new market entrants, such as providers of wireless broadband, voice over Internet protocol, referred to as VoIP, satellite communications and electric utilities. The Internet services market is also highly competitive, and we expect that this competition will intensify. We estimate that as of December 31, 2008, at least a majority of the customers we serve had access to a cable modem offering. Many of our competitors have brand recognition, offer online content services and have financial, personnel, marketing and other resources that may be significantly greater than ours.

        In addition, consolidation and strategic alliances within the communications industry or the development of new technologies could affect our competitive position. We cannot predict the number of competitors that will emerge, particularly in light of possible regulatory or legislative actions that could facilitate or impede market entry, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        Rapid and significant changes in technology and frequent new service introductions occur frequently in the communications industry and industry standards evolve continually. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or delayed while our management devotes significant effort and resources to integrating Legacy FairPoint's business and our Northern New England operations.

         The geographic concentration of our operations in Maine, New Hampshire and Vermont make our business susceptible to local economic and regulatory conditions, and an economic downturn, recession or unfavorable regulatory action in any of those states may adversely affect our business, financial condition, results of operations and liquidity.

        As of December 31, 2008, approximately 87% of our access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions in these markets. The current economic recession and any further deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to our operations in those states, we could suffer greater harm from that action by state regulators than we would from action in other states because of the concentration of our operations in those states.

         We outsource a portion of our billing function. If our service provider inadequately performs or experiences a significant degradation or failure with respect to the services it provides or the applicable agreement is terminated, it could have a significant impact on the operation of our business.

        We have an agreement with an outside service provider to perform a portion of our billing functions. If our service provider is unable to adequately perform such services or if it experiences a significant degradation or failure with respect to such services, it could result in disruptions in our billing, which could harm our business, financial condition, results of operations and liquidity. Furthermore, if the agreement with our service provider is terminated for any reason, we may be unable to find an alternative service provider in a timely manner or on terms acceptable to us, and may be unable to perform the services provided ourselves resulting in billing disruptions and/or increased costs to us.

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

        We may not be able to complete successfully the separation and integration of Spinco or successfully integrate any businesses that we might acquire in the future. If we fail to do so, or if we do so but at greater cost than we anticipated, our business, financial condition, results of operations and liquidity may be adversely affected.

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

        Our provision of long distance and bandwidth services are dependent on underlying agreements with other carriers that provide us with transport and termination services. These agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases that may adversely affect our business, financial condition, results of operations and liquidity.

         Our success will depend on our ability to attract and retain qualified management and other personnel.

        Our success depends upon the talents and efforts of our senior management team. None of our senior executives, with the exception of Eugene B. Johnson, our Chairman and Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Johnson's current employment agreement expires on December 31, 2009. In anticipation of the expiration of Mr. Johnson's employment agreement and Mr. Johnson's expressed desire to retire during 2009, our Board of Directors is taking the necessary steps for succession planning, including forming a search committee and engaging an outside executive search firm. Mr. Johnson has indicated his desire to retire after we successfully complete the systems transition of Spinco operations and once a successor is in place. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         We will be exposed to risks relating to evaluations of internal control systems required by Section 404 of the Sarbanes-Oxley Act.

        As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. With respect to internal control over financial reporting, standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal control over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigation by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information.

        In addition, we have begun evaluating our internal control systems with respect to our Northern New England operations to allow management to report on, and our independent auditors to attest to, our internal controls for our entire business as required by Section 404 of the Sarbanes-Oxley Act. We will be performing the systems and process evaluation and testing (and any necessary remediation) required to comply with the management certification and independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act. It is expected that we will be able to implement fully the requirements relating to internal controls and all other aspects of Section 404 for the year ending December 31, 2009. However, due to the magnitude of the merger and the new processes and controls being developed in conjunction with the integration of our Northern

New England operations, we may not be able to successfully perform this assessment for the year ending December 31, 2009. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance we might be subject to sanctions or investigation by regulatory authorities.

         Our financial condition and results of operations could be adversely affected if assets held in our Company-sponsored pension plans suffer significant losses in market value.

        We sponsor pension and post-retirement healthcare plans for certain employees. During the year ended December 31, 2008, due to the rapidly weakening economic environment and distressed financial markets, we experienced actual losses on pension plan assets totaling 26.3%. Since the actuarial value of plan assets is dependent on the value of the assets held by each plan, further decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making additional contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited, and we could be required to pay participant benefits from our assets. Such required contributions could have a negative impact on our financial condition and results of operations.

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

        Risk of loss or reduction of network access charge revenues.    A portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate interexchange carriers for originating and terminating communications in the regions served. This also includes universal service support payments for local switching support, long-term support, and interstate common line support. In recent years, several of these long-distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition, results of operations and liquidity.

        The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and those rates could change in the future. Further, from time to time federal and state regulatory bodies conduct rate cases, "earnings" reviews, or make adjustments to price cap formulas that may result in rate changes. In addition, reforms of the federal and state access charge systems, combined with the development of competition, have caused the aggregate amount of access charges paid by long-distance carriers to decrease. Additional reforms have been proposed. If any of the currently proposed reforms were adopted by the FCC it would likely involve significant changes in the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Decreases in or loss of access charges may or may not result in offsetting increases in local, subscriber line or universal service support revenues. Regulatory developments of this type could adversely affect our business, financial condition, results of operations and liquidity.

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

High-cost support for the operations conducted by our Northern New England operations, referred to as our non-rural operations or non-rural local exchange carriers, and for FairPoint's traditional, rural local exchange operations, referred to as our rural operations or rural local exchange carriers, is determined pursuant to different methodologies, aspects of which are now under review. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. Corresponding changes in state universal service support could likewise have a negative effect on the revenues we receive.

        Further, the total payments from the Universal Service Fund to our rural operations will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. We also receive other Universal Service Fund support payments including Interstate Access Support in all three of our price cap study areas (Maine, New Hampshire, and Vermont) and Interstate Common Line Support in our rate-of-return study areas. If we were unable to receive such support, or if that support was reduced, our Northern New England operations would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset these losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. Furthermore, any changes in the FCC's rules governing the distribution of such support or the manner in which entities contribute to the Universal Service Fund could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.    Our rural local exchange carriers are exempt from the more burdensome requirements of the 1996 Act governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent's network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural local exchange carriers, we would be required to provide unbundled network elements to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of unbundled network elements, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us, the FCC determined that we would be considered a Bell Operating Company following the completion of the transactions, subject to the same regulatory requirements that currently apply to the other Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England has obtained in the region. Any changes made in connection with these obligations could increase our non-rural operations' costs or otherwise have a material adverse effect on our business, financial condition, results of operations and liquidity. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.

        State regulators have also imposed conditions on their approval of the transactions that could adversely affect our business, financial condition, results of operations and liquidity.

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

        Risk of losses from rate reduction.    Our local exchange companies that operate pursuant to intrastate rate of return regulation are subject to state regulatory authority over their intrastate telecommunications service rates. State review of these rates could lead to rate reductions, which in turn could have a material adverse effect on our business, financial condition, results of operations and liquidity.

         Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition, reducing potential revenues or raising our costs.

        The 1996 Act provides for significant changes and increased competition in the communications industry, including competition for local communications and long distance services. This statute and the FCC's implementing regulations could be submitted for judicial review or affected by future rulings of the FCC, thus making it difficult to predict whether the legislation will have a material adverse effect on our business, financial condition, results of operations and liquidity and our competitors. Several regulatory and judicial proceedings have concluded, are underway or may soon be commenced, that address issues affecting our current operations and those of our competitors. We cannot predict the outcome of these developments, nor can there be any assurance that these changes will not have a material adverse effect on us or our industry.

        For a more thorough discussion of the regulatory issues that may affect our business, see "Item 1. Business—Regulatory Environment."

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our local exchange carrier business. Our administrative and maintenance facilities are generally located in or near the communities served by our local exchange carriers and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

        We believe each of our respective properties is suitable and adequate for the business conducted therein, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. Management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

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

        The following table shows the high and low closing sales prices per share of our common stock as reported on the New York Stock Exchange for the periods indicated:

Year Ended December 31, 2008	High	Low
First quarter	$13.45	$9.00
Second quarter	9.78	7.05
Third quarter	8.98	6.01
Fourth quarter	8.55	1.87

Year Ended December 31, 2007	High	Low
First quarter	$21.41	$18.38
Second quarter	19.18	17.33
Third quarter	19.79	14.87
Fourth quarter	19.34	13.02

        The following table shows the dividends which have been declared and/or paid on our common stock during 2008 and 2007:

Year Ended December 31, 2008	Per Share Dividend Declared	Date Declared	Record Date	Date Paid
First quarter	$0.39781	March 5, 2008	March 30, 2008	April 16, 2008
Second quarter	0.25750	June 18, 2008	July 2, 2008	July 18, 2008
Third quarter	0.25750	September 4, 2008	September 30, 2008	October 17, 2008
Fourth quarter	0.25750	December 5, 2008	December 31, 2008	January 16, 2009

Year Ended December 31, 2007	Per Share Dividend Declared	Date Declared	Record Date	Date Paid
First quarter	$0.39781	March 14, 2007	March 30, 2007	April 17, 2007
Second quarter	0.39781	June 14, 2007	June 29, 2007	July 17, 2007
Third quarter	0.39781	September 13, 2007	September 28, 2007	October 16, 2007
Fourth quarter	0.39781	December 14, 2007	December 31, 2007	January 16, 2008

        As of February 28, 2009, there were approximately 476,384 holders of record of our common stock.

Performance Graph

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telcom sector. The period compared commences on February 4, 2005 and ends on December 31, 2008. This graph assumes that $100 was invested on February 4, 2005 (the date of the initial public offering of our common stock) in our common stock and in each of the market index and the sector index at the closing price for the Company and the other companies, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return Among FairPoint Communications, Inc., S&P 500, and S&P 500 Telcom

Dividend Policy

        Our board of directors has adopted a dividend policy which reflects our intent to return cash to stockholders. On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This decision reflects the current difficult economic environment, in particular the distressed financial sector, the current status of our business and the potential implications of the difficult economic environment on our business and operations in the future, our cash flows, liquidity requirements and current level of indebtedness. Future dividends, if any, will be paid from cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on our future senior classes of capital stock, if any, capital expenditures, taxes and future reserves, if any. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, the orders of the state regulatory authorities approving the merger, the indenture governing the notes and our credit facility contain significant restrictions on our ability to make dividend payments and the terms of our future indebtedness are expected to contain similar restrictions.

        See "—Restrictions on Payment of Dividends—Regulatory Orders."

Restrictions on Payment of Dividends

  Delaware Law

        Under Delaware law, our board of directors may declare dividends only to the extent of our "surplus" (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

  Credit Facility

        Our credit facility restricts our ability to declare and pay dividends on our common stock as follows:

  •
  We may not in general pay dividends in excess of the amount of our Cumulative Distributable Cash. "Cumulative Distributable Cash" is defined in our credit facility as the amount of Available Cash generated beginning on the first day of the first full fiscal quarter ending after the closing date of the merger and ending on the last day of the last fiscal quarter for which a compliance certificate has been delivered, referred to as the Reference Period, (a) minus the aggregate amount of Restricted Payments (as defined in our credit facility) paid by us in cash during such Reference Period (other than excluded dividend payments, certain restricted payments permitted to be made under the agreement governing our credit facility and the payment of dividends by any of our subsidiaries to us), (b) minus the aggregate amount of Investments (as defined in our credit facility) made by us during such Reference Period, (c) plus the aggregate amount of all cash and non-cash returns received from such Investments (not to exceed the amount originally invested). "Available Cash" is defined in our credit facility as an amount of cash equal to (a) the sum of (i) $40 million plus (ii) Adjusted Consolidated EBITDA, minus (b) the product of (i) 1.4 times (ii) Consolidated Interest Expense (as defined in our credit facility), minus (c) the cash cost of any extraordinary losses and any losses on asset sales (other than in the ordinary course of business), plus (d) the cash amount of any extraordinary gains, excluding any potential gains on repurchase of our bonds, and gains realized on asset sales (other than in the ordinary course of business). "Adjusted Consolidated EBITDA" is defined in our credit facility as Consolidated Net Income (as defined in our credit facility) (a) plus the following add-backs to the extent deducted from Consolidated Net Income: provision for income taxes; Consolidated Interest Expense (as defined in our credit facility); depreciation;

    amortization; losses on asset sales and other extraordinary losses; non-cash portion of any retirement or pension plan expense incurred; all one-time cash costs and expenses paid with respect to advisory services, financing sources and other advisors retained prior to the closing date with respect to the transaction; expenses incurred under the transition services agreement so long as such expenses are paid within 15 months after the closing date of the merger; any other non-cash charges accrued by us (except to the extent that any such charge will require a cash payment in a future period; the Acquisition Adjustment (as defined in our credit facility) for the Reference Period, (b) minus gains on asset sales and other extraordinary gains and all non-cash gains and income accrued by us.

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

        Our credit facility also permits us to use available cash to repurchase shares of our capital stock, subject to the same conditions and the conditions in the tax sharing agreement.

  The Notes

        The indenture governing the notes restricts our ability to pay dividends on our common stock as follows:

  •
  so long as no default or event of default has occurred and is continuing under the indenture governing the notes and our consolidated leverage ratio (as defined in the indenture governing the notes) is less than 5.00 to 1.00 (after giving pro forma effect to such dividend payment), we may pay dividends in an amount not to exceed the sum of (i) our consolidated cash flow (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less than 5.00 to 1.00 less 1.6 times our consolidated interest expense (as defined in the indenture governing the notes) for each fiscal quarter in which our consolidated leverage ratio is less than 5.00 to 1.00 for the period (taken as one accounting period) from the beginning of the first fiscal quarter commencing after the issue date of the notes to the end of our most recently ended fiscal quarter for which internal financial statements are available, (ii) the net proceeds received by us since the issue date of the notes as a contribution to our common equity capital or from the issue or sale of our equity interests and (iii) the proceeds received from certain investments. Consolidated cash flow under the indenture is calculated in substantially the same manner as "Adjusted Consolidated EBITDA" is calculated under our credit facility.

        The indenture also permits us to use the dividend basket to repurchase shares of our capital stock. In addition, the indenture governing the notes permits us to make certain restricted payments, which may include, among other things, the payment of dividends, in an amount not to exceed $40 million in the aggregate.

  Regulatory Orders

        The orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont provide for the following dividend restrictions:

  •
  restrictions on our ability to pay dividends if we are unable to satisfy specified financial ratio tests set forth in the orders;

  •
  a requirement that we limit the cumulative amount of dividends on our common stock to not more than the cumulative adjusted free cash flow (as defined in the orders) generated by us after the closing of the merger; and

  •
  a requirement that if on December 31, 2011, our ratio of total indebtedness to adjusted EBITDA is 3.6 or higher, then we will reduce our debt by $150 million by December 31, 2012, and if our debt is not reduced by $150 million by December 31, 2012, then we will suspend the payment of dividends until the debt under our credit facility is refinanced.

Securities Authorized for Issuance under Equity Compensation Plans

        The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(2)
Equity compensation plans approved by our stockholders	329,569	$28.70	9,450,000
Equity compensation plans not approved by our stockholders	0	$0	0
Total	329,569	$28.70	9,450,000

(1)
Includes 47,373 options to purchase shares of our common stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 208,687 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan and 73,509 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan.

(2)
Includes 9,450,000 shares under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan.

Repurchase of Equity Securities

        We did not repurchase equity securities during the three months ended December 31, 2008.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during 2008.

ITEM 6.    SELECTED FINANCIAL DATA

        On March 31, 2008, Legacy FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into Legacy FairPoint, with Legacy FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The following financial information reflects the transaction as if Spinco had issued consideration to Legacy FairPoint shareholders. As a result, for the year ended December 31, 2008, financial information derived from the statement of operations reflects the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. Financial information derived from the statement of operations for all periods prior to April 1, 2008 reflects the actual results of the Verizon Northern New England business for such periods. Financial information derived from the balance sheet reflects the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2008. Financial information derived from the balance sheet reflects the balance sheet of the Verizon Northern New England business at December 31, 2007 and for all prior periods.

        The following financial information should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations:
Revenues	$1,274,619	$1,197,465	$1,193,392	$1,206,100	$1,198,978
Operating expenses:
Cost of services and sales	576,786	555,954	540,305	528,075	405,755
Selling, general and administrative expense	384,388	288,762	283,089	282,931	321,370
Depreciation and amortization	255,032	233,231	258,515	267,416	269,306
Total operating expenses	1,216,206	1,077,947	1,081,909	1,078,423	996,431
Income from operations	58,413	119,518	111,483	127,677	202,547
Interest expense(1)	(162,040)	(70,581)	(65,741)	(59,540)	(51,155)
Gain (loss) on derivative instruments	(11,800)	—	—	—	—
Other income (expense), net	3,495	3,350	3,531	1,369	2,212
Income (loss) before income taxes	(111,932)	52,287	49,273	69,506	153,605
Income tax (expense) benefit	43,408	(19,459)	(17,322)	(25,896)	(59,202)
Net income (loss)	(68,524)	32,828	31,951	43,610	94,403
Minority interest in income of subsidiaries	(1)	—	—	—	—
Retained net income (loss)	(68,525)	32,828	31,951	43,610	94,403
Basic shares outstanding	80,443	53,761	53,761	53,761	53,761
Diluted shares outstanding	80,443	53,761	53,761	53,761	53,761
Basic and diluted earnings (loss) per share	$(0.85)	$0.61	$0.59	$0.81	$1.76
Cash dividends per share	$0.773	$—	$—	$—	$—
Operating Data:
Capital expenditures	$294,446	$149,458	$213,808	$202,889	$182,451
Access line equivalents(2)	1,721,709	1,600,971	1,703,375	1,745,192	1,779,587
Residential access lines	926,610	882,933	966,267	1,011,878	1,052,279
Business access lines	392,496	371,041	390,379	406,377	432,331
Wholesale access lines	107,243	124,123	149,998	189,865	211,743
High Speed Data subscribers	295,360	222,874	196,731	137,072	83,234
Summary Cash Flow Data:
Net cash provided by operating activities	$54,959	$264,504	$340,590	$271,628	$317,611
Net cash used in investing activities	(280,786)	(137,216)	(212,542)	(210,298)	(180,323)
Net cash provided by (used in) financing activities	296,152	(127,288)	(128,048)	(61,330)	(137,288)
Balance Sheet Data (at period end):
Cash, excluding restricted cash of $68,503 at December 31, 2008	$70,325	$—	$—	$—	$—
Property, plant and equipment, net	2,010,540	1,628,066	1,701,425	1,738,448	1,795,271
Total assets	3,328,925	1,938,172	2,044,796	2,181,826	2,252,364
Total long term debt	2,470,253	—	—	—	—
Total stockholders' equity	27,618	1,119,162	1,211,913	1,267,694	1,277,227

(1)
Interest expense includes amortization of debt issue costs aggregating $3.2 million for the fiscal year ended December 31, 2008.

(2)
Total access line equivalents includes voice access lines and high speed data lines, which include DSL lines, wireless broadband and cable modem.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Item 1A.—Risk Factors" in this Annual Report.

  Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, video and Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 7th largest local telephone company in the United States, in each case based on number of access lines as of December 31, 2008. We operate in 18 states with 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband and cable modem) in service as of December 31, 2008.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. We have acquired 36 such businesses, 32 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. During the period under which we were operating on the transition services agreement, we had limited ability to change current product offerings. Now that we have completed the cutover to our own systems, we expect to be able to modify bundles and prices to be more competitive in the marketplace.

        During 2008, we were in the process of building new systems and processes to replace those used by Verizon to operate and support our network and back office functions in Maine, New Hampshire and Vermont. These services were provided by Verizon under the transition services agreement through January 30, 2009. On January 30, 2009, we began the cutover process from the Verizon systems to the new FairPoint systems, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems and processes.

        Our board of directors has adopted a dividend policy that reflects our intent to return cash to stockholders. Future dividends, if any, will be paid from cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any. Financial covenants in our credit facility and the indenture governing the notes may restrict our ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders. See "Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This action will increase financial flexibility and enable us to focus on strengthening our capital structure. This action is expected to improve our liquidity by approximately $93 million annually.

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over the facilities and services of communications common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the 1996 Act, which amended the Communications Act, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. We have obtained permission to continue to operate under this regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. The rural and non-rural operations are also subject to different regimes concerning universal service.

        Effective April 1, 2008, we entered into labor agreements with the local chapters of the International Brotherhood of Electrical Workers and the Communications Workers of America, which represent our union employees subject to collective bargaining agreements in northern New England. These new labor agreements assumed the existing Verizon labor agreements and extended the term of those agreements through August 2, 2013. As a result of these new agreements, we re-measured our pension and OPEB assets and liabilities to reflect changes to the collective bargaining agreement.

  Basis of Presentation

        On March 31, 2008, the merger between Spinco and Legacy FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for the nine months ended December 31, 2008 in this Annual Report reflects the actual results of the consolidated Company (FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Annual Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2008. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the merger. The statements of operations in this Annual Report may not be indicative of the Company's future results. For more information, see note 1 to the "Consolidated Financial Statements."

        Management views our business of providing voice, data and communication services to residential and business customers as one business segment as defined in Statement of Financial Accounting, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

  •
  Network access services.  We receive revenues earned from end-user customers and long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local and interexchange capacity to support their private networks. Access revenues are earned from resellers who purchase dial-tone services.

  •
  Interstate access revenue.  Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include Universal Service Fund payments for high-cost loop support, local switching support, long term support and interstate common line support.

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

        The following summarizes our revenues and percentage of revenues from these sources:

	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	Revenue (In thousands)			% of Revenue
Local calling services	$534,162	$555,276	$581,174	42%	46%	49%
Access	397,438	340,759	343,492	31	29	29
Long distance services	186,830	176,397	165,139	15	15	14
Data and Internet services	114,906	83,214	65,057	9	7	5
Other services	41,283	41,819	38,530	3	3	3

Total	$1,274,619	$1,197,465	$1,193,392	100%	100%	100%

Operating Expenses

        Our operating expenses consist of cost of services and sales, selling, general and administrative expenses, and depreciation and amortization.

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

        Because the Verizon Northern New England business had been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Verizon Northern New England business for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006 include approximately $58 million, $259 million and $270 million, respectively, of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. During the nine months ended December 31, 2008, we operated under the transition services agreement, under which we incurred $148.6 million of expenses. Subsequent to January 30, 2009, we will perform these services internally or obtain them from third-party service providers and not from Verizon.

Acquisitions and Dispositions

        On March 31, 2008, we completed the merger with Spinco. The merger of Legacy FairPoint and Spinco was accounted for as a reverse acquisition of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon's stockholders owned at least a majority of the shares of the combined Company following the merger. The merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes. Spinco was a wholly- owned subsidiary of Verizon that owned Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. Spinco was spun off from Verizon immediately prior to the merger. Spinco served approximately 1,562,000 access line equivalents as of the date of acquisition.

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparisons of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2008	% of revenue	2007	% of revenue	2006	% of revenue
Revenues	$1,274,619	100.0%	$1,197,465	100.0%	$1,193,392	100.0%
Cost of services and sales	576,786	45.3	555,954	46.4	540,305	45.3
Selling, general and administrative expense	384,388	30.2	288,762	24.1	283,089	23.7
Depreciation and amortization	255,032	20.0	233,231	19.5	258,515	21.7
Total operating expenses	1,216,206	95.5	1,077,947	90.0	1,081,909	90.7

Income from operations	58,413	4.5	119,518	10.0	111,483	9.3

Other income (expense):
Interest expense	(162,040)	(12.7)	(70,581)	(5.9)	(65,741)	(5.5)
Loss on derivative instruments	(11,800)	(0.9)	—	—	—	—
Other nonoperating, net	3,495	0.3	3,350	0.3	3,531	0.3

Total other expense	(170,345)	(13.3)	(67,231)	(5.6)	(62,210)	(5.2)

Income (loss) before income taxes	(111,932)	(8.8)	52,287	4.4	49,273	4.1
Income tax benefit (expense)	43,408	3.4	(19,459)	(1.6)	(17,322)	(1.4)

Net income (loss)	$(68,524)	(5.4)%	$32,828	2.8%	$31,951	2.7%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

  Revenues

        Revenues increased $77.2 million to $1,274.6 million in 2008 compared to 2007. The acquisition of Legacy FairPoint contributed $196.7 million to total revenues in the year ended December 31, 2008. Excluding the impact of the merger, combined total revenue would have decreased $119.5 million. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues decreased $21.1 million to $534.2 million in 2008. Legacy FairPoint contributed $49.0 million to local revenue for the year ended December 31, 2008. Excluding the impact of the merger, local calling service revenues would have decreased $70.1 million compared to 2007. This decrease is primarily due to a 12.3% decline in total voice access lines in service at December 31, 2008 compared to December 31, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $56.7 million to $397.4 million in 2008 compared to 2007. Legacy FairPoint contributed $84.5 million to access revenues for the year ended December 31, 2008. Excluding the impact of the merger, access revenues would have decreased by $27.8 million. Of this decrease, $1.6 million is attributable to a decrease in Universal Service Fund high cost loop payments, $21.5 million is attributable to a decrease in interstate access revenues and $4.7 million is attributable to a decrease in intrastate access revenues. Decreases in interstate and intrastate access revenues are attributable to decreases in access rates and minutes of use compared to 2007. Interstate and intrastate switched minutes of use declined 13.7% and 5.0%, respectively, in the year ended December 31, 2008 compared to the year ended December 31, 2007, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues increased $10.4 million to $186.8 million in 2008 compared to 2007. Legacy FairPoint contributed $22.6 million to long distance revenues in the year ended December 31, 2008. Excluding the impact of the merger, long distance revenues would have decreased $12.2 million. The decrease is primarily attributable to a decrease in the number of subscriber lines in 2008, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $31.7 million to $114.9 million in 2008 compared to 2007. Legacy FairPoint contributed $27.6 million to data and Internet services revenues in the year ended December 31, 2008. Excluding the impact of the merger, data and Internet services would have increased $4.1 million. A decrease of 2,032 in our high speed data subscriber base was offset by increases in pricing of high speed data services.

        Other services.    Other services revenues decreased $0.5 million to $41.3 million in 2008 compared to 2007. Legacy FairPoint contributed $13.1 million to other services revenues in the year ended December 31, 2008. Excluding the impact of the merger, other services revenue would have decreased $13.6 million.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales increased $20.8 million to $576.8 million in 2008 compared to 2007. Legacy FairPoint contributed $80.5 million to cost of services and sales in the year ended December 31, 2008. Also included in cost of services and sales for the year ended December 31, 2008 are $56.7 million of transition services agreement expenses. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have decreased $116.4 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $95.6 million to $384.4 million in 2008 compared to 2007. Legacy FairPoint contributed $38.1 million to selling, general and administrative expenses in the year ended December 31, 2008. Included in selling, general and administrative expenses in the year ended December 31, 2008 are $91.9 million of transition services agreement expenses, and $52.2 million of non-recurring related costs (which the Company is allowed to add back to adjusted EBITDA under its credit facility). Excluding the impact of the merger and the transition services agreement, selling, general and administrative expenses would have decreased $86.6 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Depreciation and amortization.    Depreciation and amortization increased $21.8 million to $255.0 million in 2008 compared to 2007. Legacy FairPoint contributed $27.8 million to depreciation and amortization expense in the year ended December 31, 2008. Excluding the impact of the merger, depreciation and amortization expense would have decreased $6.0 million. The decrease is due to the maturing nature of our plant assets.

        Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $4.4 million and $11.0 for the years ended December 31, 2008 and 2007, respectively.

  Other Results

        Interest expense.    Interest expense increased $91.5 million to $162.0 million in 2008 compared to 2007. This increase is due to the debt that we incurred upon and subsequent to the closing of the merger.

        Loss on derivative instruments.    Loss on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the year ended December 31, 2008, we recognized non-cash losses of $11.8 million related to our derivative financial instruments.

        Other income (expense)    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $0.1 million to $3.5 million in 2008 compared to 2007.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the year ended December 31, 2008 and 2007 was 38.8% benefit and 37.2% expense, respectively.

        Net income (loss).    Net loss for the year ended December 31, 2008 was $(68.5) million compared to net income of $32.8 million for the year ended December 31, 2007. The difference in net income (loss) between 2008 and 2007 is a result of the factors discussed above.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

  Revenues

        Revenues increased $4.1 million to $1,197.5 million in 2007 compared to 2006. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues decreased $25.9 million to $555.3 million in 2007. The decrease was primarily due to lower demand and usage of our basic local exchange and accompanying services, as reflected by a decline in total switched access lines in service of 9% at December 31, 2007 compared to December 31, 2006. The decrease was partially offset by increased revenue from bundling of local packages designed to retain customers. The revenue decline was mainly driven by the effects of competition and technology substitution. Technology substitution affected local service revenue growth, as declining demand for residential access lines resulted in 9% fewer lines in December 31, 2007 compared to December 31, 2006, as more customers substituted wireless, broadband and cable services for traditional landline services. At the same time, business access lines declined by 5% in 2007 primarily reflecting competition and a shift to high speed, high volume special access lines.

        Access.    Access revenues decreased $2.7 million to $340.8 million in 2007 compared to 2006. Of this decrease, $0.9 million was attributable to a decrease in Universal Service Fund high cost loop payments, and $2.2 million was attributable to a decrease in intrastate access revenues. These decreases were partially offset by a $0.4 million increase in interstate access revenues. The national average cost per loop in relation to our average cost per loop has increased and, as a result, our receipts from the Universal Service Fund have declined. The decrease in intrastate access revenues is attributable to decreases in access rates and minutes of use compared to 2006, reflecting the impact of access line loss and technology substitution. A decline in interstate access revenues due to the decrease in switched minutes of use and access lines was more than offset by an increase in special access revenues, reflecting continuing demand in the business market for high capacity, high speed data services.

        Long distance services.    Long distance services revenues increased $11.3 million to $176.4 million in 2007 compared to 2006. This increase was primarily a result of promotional efforts and bundled product offerings with unlimited long distance designed to generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $18.2 million to $83.2 million in 2007 compared to 2006. The increase was primarily driven by an increase in the number of high speed data customers as we continue to actively market our high speed data services. Our high speed data subscriber customer base as of December 31, 2007 increased to 222,874 subscribers compared to 196,731 subscribers as of December 31, 2006, a 13% increase during this period.

        Other services.    Other services revenues increased $3.3 million to $41.8 million in 2007 compared to 2006. This increase was principally due to increases in affiliate revenues from the provision of sales and service support and local telephone services to other Verizon subsidiaries, late payment charges and customer premises equipment sales and services. These increases were partially offset by a decrease in revenue from billing and collection services.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales increased $15.6 million to $556.0 million in 2007 compared to 2006. The increase was primarily the result of higher costs associated with the growth in the Internet and high speed data business and increased salary and benefit costs, partially offset by a decrease in universal service charges.

        Selling, general and administrative.    Selling, general and administrative expenses increased $5.7 million to $288.8 million in 2007 compared to 2006. The increase was primarily driven by higher severance and other benefit related charges as a result of attrition and a decrease in employees that occurred in the fourth quarter of 2007 and higher bad debt expense. The increase was partially offset by decreases in property tax expense and allocated costs from other Verizon subsidiaries.

        Depreciation and amortization.    Depreciation and amortization expense decreased $25.3 million to $233.2 million in 2007 compared to 2006. The decrease was due to the maturing nature of our plant assets, as well as lower rates of depreciation as a result of changes in the estimated useful lives of depreciable assets and increases in reserve levels.

  Other Results

        Interest expense.    Interest expense increased $4.8 million to $70.6 million in 2007 compared to 2006. The increase was primarily driven by increased funding from parent to meet the continuing growth in the Internet and high speed data services.

        Other income.    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income decreased $0.2 million to $3.4 million in 2007 compared to 2006.

        Income taxes.    The effective tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the years ended December 31, 2007 and 2006 was 37.2% and 35.2%, respectively.

        Net income (loss).    Net income for the year ended December 31, 2007 was $32.8 million compared to $32.0 million for the year ended December 31, 2006. The difference between 2007 and 2006 is a result of the factors discussed above.

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest payments on our indebtedness; (ii) capital expenditures, including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments, if any, on our common stock, to the extent permitted by the agreements governing our indebtedness, including our credit facility and the indenture governing the notes and by restrictions imposed by state regulatory authorities as conditions to their approval of the merger; (v) obligations under our employee benefit plans; and (vi) potential acquisitions.

        In addition, we may from time to time seek to repurchase our common stock or the notes. These purchases may be made through cash purchases and/or exchanges for qualified equity securities in the open market, in privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity needs, contractual restrictions, including those contained in the tax sharing agreement and the agreements governing our indebtedness, and other factors.

        We anticipate that our primary source of liquidity will be cash flow from operations and cash on hand.

        Our board of directors has adopted a dividend policy which reflects our intention to return cash to our stockholders. Since Legacy FairPoint's initial public offering in February 2005 until the date of the merger, Legacy FairPoint paid dividends at an annual rate of $1.59 per share. As a result of the conditions imposed by state regulatory authorities in connection with the approval of the merger, until the date that certain financial and other requirements set forth in the state regulatory orders approving the merger are met, the annual dividend rate paid by us on our common stock may not exceed $1.03 per share. Financial covenants in our credit facility and the indenture governing the notes also restrict our ability to pay dividends. See "Item 1. Business—Recent Developments—Regulatory Conditions," "Item 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger" and "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Restrictions on Payment of Dividends."

        On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This action will increase financial flexibility and enable us to begin to focus on strengthening our capital structure. This action is expected to improve our liquidity by approximately $93 million annually.

        Our $2,030 million senior secured credit facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Following the merger, we assumed all of the obligations under our credit facility.

        Subsequent to the merger, we borrowed the remaining $194.5 million available under the delayed draw term loan. These funds were used for certain capital expenditures and other expenses associated with the merger. As of December 31, 2008, we had also borrowed $100.0 million under our $200.0 million revolving credit facility. Due to uncertainty in the financial markets and in anticipation of the upcoming systems cutover, on January 27, 2009, we borrowed an additional $50 million under our revolving credit facility. Cash and cash equivalents at February 28, 2009 totaled approximately $100.1 million.

        On October 5, 2008, the administrative agent under our credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under our revolving credit facility. On January 21, 2009, we entered into an amendment to our credit facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn commitments under our revolving credit facility, totaling $30.0 million, were terminated and are no longer available to us. See "Item 1. Business—Recent Developments—Credit Facility Amendment." Accordingly, the remaining amount available under our revolving credit facility is $4.7 million, net of outstanding letters of credit.

        The revolving credit facility has a swingline subfacility in the amount of $10.0 million and a letter of credit subfacility in the amount of $30.0 million, which allows for issuances of standby letters of credit for our account. Our credit facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under our credit facility and/or their affiliates.

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

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 7 of the notes to our consolidated financial statements for the years ended December 31, 2008 and 2007 included in this Annual Report. As a result of these swap agreements, approximately 78% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of December 31, 2008. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        At December 31, 2008, we were in compliance with all of our financial debt covenants. Although we currently believe that we will continue to be in compliance with our debt covenants throughout 2009, a further deterioration in the economic or business environment could negatively impact our financial results and cause us to fail to comply with one or more of our debt covenants. Upon a default, the lenders would be permitted to accelerate the maturity for the debt which is in default, to foreclose upon any collateral securing the debt owed to them and to terminate any commitments of these lenders to lend to us. In the event of noncompliance, we will seek to obtain a waiver from our lenders or seek to amend the covenants.

        In connection with the merger and related transactions, we used borrowings under our credit facility, as well as cash on hand, to repay in full an aggregate of $684 million of outstanding loans under our old credit facility which bore interest at the Eurodollar rate plus 2.0% per annum, to redeem all $2.1 million aggregate principal amount of Legacy FairPoint's 11 7/8% senior notes due 2013 (which were redeemed on May 1, 2008) and to repay in full $1.9 million aggregate principal amount of senior secured floating rate notes and fixed notes issued by two of our operating subsidiaries which bore interest at a range of 8.2% to 9.2%.

        Net cash provided by operating activities was $57.5 million, $264.5 million and $340.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. During the year ended December 31 2008, in conjunction with the final working capital settlement with Verizon, we reimbursed Verizon $66.3 million related to amounts owed for services rendered to the Verizon Northern New England business prior to the closing of the merger. At the same time, Verizon paid us $29.0 million for the final working capital adjustment as well as one-half of the bank fees incurred in connection with the transaction financing. The $66.3 million payment to Verizon is reflected as a reduction in cash provided by operating activities while the $29.0 million received from Verizon is reflected as an additional capital contribution by Verizon and is included in net cash provided by financing activities. The net impact of these one-time items caused a significant decrease in net cash provided by operating activities for the year ended December 31, 2008. The remaining decrease is primarily due to merger related costs incurred during 2008.

        On January 30, 2009, we transitioned to our new systems, including a new billing platform. This transition has resulted in a delay of certain billing cycles which could negatively impact cash collections in the near term. The delay in cash collections could have a material impact on our operating cash flows in the first half of 2009.

        Net cash used in investing activities was $283.3 million, $137.2 million and $212.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. These cash flows primarily reflect capital expenditures of $297.0 million, $149.5 million and $213.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the year ended December 31, 2008.

        Net cash provided by (used in) financing activities was $296.2 million, $(127.3) million and $(128.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, net proceeds from FairPoint's issuance of long-term debt were $1,930.0 million, repayment of long-term debt was $687.5 million and dividends to stockholders was $1,220.0 million, of which $1,160.0 million was paid to Verizon by Spinco in connection with the merger.

        We expect our capital expenditures will be approximately $190 million to $210 million in 2009. We anticipate that we will fund these expenditures through cash flows from operations and cash on hand.

        We expect our contributions to our employee pension plans and post-retirement medical plans will be approximately $0.6 million in 2009.

        As a condition to the approval of the merger and related transactions by state regulatory authorities, we have agreed to make capital expenditures following the completion of the merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, we agreed that, following the closing of the merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and average of $47 million in the first three years. We are also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The order issued by the state regulatory authority in Vermont also requires us to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and averaging $40 million per year in the first three years following the closing. Pursuant to the Vermont order, we are required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont we have also agreed to certain broadband build-out milestones that require us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million over such period in addition to the minimum capital expenditures required by the Vermont order as set forth above.

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

        Additionally, the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger include a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of our credit facility, until certain financial ratio tests have been satisfied.

        On January 30, 2009, we entered into the transition agreement with Verizon in connection with the cutover of certain back office systems, as contemplated by the transition services agreement. The transition services agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the transition agreement resulted in a $22.7 million improvement in our cash flow for the first quarter of 2009. See "Item 1. Business—Recent Developments—Transition Agreement."

        We believe that cash generated from operations and cash on hand will be sufficient to meet our debt service, capital expenditures, employee benefit plan obligations and other working capital requirements for the next twelve months, and to complete the back office and systems integration. However, the impact on our cash flows resulting from unanticipated delays in billing due to the systems cutover is unknown and may have a material impact on our liquidity in the first half of 2009. We may consider additional capital expenditures if cash is available beyond these requirements and we believe they are beneficial. Subject to restrictions in the agreements governing our indebtedness, we may incur more indebtedness for working capital, capital expenditures, dividends, acquisitions and for other purposes. In addition, we may require additional financing if our results of operations or plans materially change in an adverse manner or prove to be materially inaccurate. Additional financing, even if permitted under the terms of the agreements governing our indebtedness, may not be available on terms acceptable to us or at all.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of December 31, 2008 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities(a)	$2,481,000	$45,000	$103,725	$351,600	$1,980,675
Interest payments on long-term debt obligations(b)	1,112,081	214,425	391,409	335,142	171,105
Capital lease obligations	13,468	3,327	5,053	3,406	1,682
Operating leases	26,942	7,127	11,408	6,699	1,708

Total contractual cash obligations	$3,633,491	$269,879	$511,595	$696,847	$2,155,170

(a)
Includes senior notes of $551.0 million. These notes were issued at a discount of $11.2 million.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of December 31, 2008, the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(82,955)	(41,274)	(38,582)	(3,099)	—

(1)
Fair value of interest rate swaps at December 31, 2008 is based on market values provided by the counterparties to the underlying contracts using consistent methodologies. These market values are discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of December 31, 2008.

Critical Accounting Policies

        Our critical accounting policies are as follows:

  •
  Revenue recognition;

  •
  Allowance for doubtful accounts;

  •
  Accounting for pension and other post-retirement benefits;

  •
  Accounting for income taxes;

  •
  Depreciation of property, plant and equipment;

  •
  Valuation of long-lived assets, including goodwill;

  •
  Accounting for software development costs; and

  •
  Purchase accounting.

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

        Accounting for Pension and Other Post-retirement Benefits.    Some of our employees participate in our pension plans and other post-retirement benefit plans. In the aggregate, the pension plan benefit obligations exceed the fair value of pension plan assets, resulting in expense. Other post-retirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant pension and other post-retirement benefit plan assumptions, including the discount rate used, the long term rate of return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations.

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

        Goodwill was $619.4 million at December 31, 2008. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.7 million as of December 31, 2008. As of December 31, 2008, there was $17.2 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average life of approximately 9.7 years. The intangible assets are included in intangible assets on our consolidated balance sheet.

        We are required to perform an impairment review of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets annually or when impairment indicators are noted. We performed our annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no indication of impairment at this time. In light of the weakening economic environment, we performed another assessment as of December 31, 2008 and concluded that there was no indication of impairment at this time. Given the continued deterioration of economic conditions, we will continue to monitor for impairment indicators.

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

        Purchase Accounting.    We recognize the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157 there is now a common definition of fair value to be used throughout GAAP. The FASB believes that the new standard will make the measurement of fair value more consistent and comparable and improve disclosures about those measures. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. On February 6, 2008, the FASB agreed to defer the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for fiscal year 2008, we adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a material financial impact on our results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to measure at fair value will be recognized in the results of operations. SFAS 159 also establishes additional disclosure requirements. This standard is effective for fiscal years beginning after November 15, 2007. Effective for fiscal year 2008, the Company has adopted the provisions of SFAS 159. The adoption of SFAS 159 did not have any financial impact on our results of operations and financial position.

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

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The adoption of SFAS 160 is not expected to have a material impact on our results of operations and financial position.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on our results of operations and financial position.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles, ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have any impact on our consolidated results of operations and financial position.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2008, approximately 78% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of December 31, 2008, we had total debt of $2,481 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 4.69% to 13.125% per annum, including applicable margins. As of December 31, 2008, the fair value of our debt was approximately $1,293 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

        We use variable and fixed rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the interest rate swaps, we make a payment if the variable rate is below the fixed rate, or it receives a payment if the variable rate is above the fixed rate. Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with respect to at least 50% of our term loan borrowings.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc.:

        We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, comprehensive (loss) income and cash flows for the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. at December 31, 2008 and 2007, and the consolidated results of operations, and cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007, stock-based compensation effective January 1, 2006 and pension and other postretirement obligations effective December 31, 2006.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina
March 5, 2009

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except share data)

	2008	2007
Assets
Current assets:
Cash	$70,325	$—
Restricted cash	8,144	—
Accounts receivable, net	173,589	160,130
Other receivables	—	18,579
Materials and supplies	38,694	4,229
Other	28,747	21,180
Deferred income tax, net	31,418	9,730
Short term investments	—	37,090

Total current assets	350,917	250,938

Property, plant, and equipment, net	2,013,515	1,628,066
Intangibles assets, net	234,481	2,019
Prepaid pension asset	8,708	36,692
Debt issue costs, net	26,047	—
Restricted cash	60,359	—
Other assets	21,094	20,457
Goodwill	619,372	—

Total assets	$3,334,493	$1,938,172

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$45,000	$—
Current portion of capital lease obligations	2,231	2,064
Accounts payable	147,778	175,866
Dividends payable	23,008	—
Accrued interest payable	18,844	—
Interest rate swaps	41,274	—
Other non-operating accrued liability	19,000	—
Other accrued liabilities	70,887	47,115

Total current liabilities	368,022	225,045

Long-term liabilities:
Capital lease obligations	7,522	9,936
Accrued pension obligation	46,801	—
Employee benefit obligations	225,840	408,863
Deferred income taxes	154,757	140,911
Unamortized investment tax credits	5,339	5,877
Other long-term liabilities	35,486	28,378
Long-term debt, net of current portion	2,425,253	—
Interest rate swap agreements	41,681	—

Total long-term liabilities	2,942,679	593,965

Minority interest	6	—

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 88,995,572 shares at December 31, 2008 and 53,760,623 shares at December 31, 2007	890	538
Additional paid-in capital	735,719	484,383
Retained earnings (deficit)	(578,319)	634,241
Accumulated other comprehensive loss	(134,504)	—

Total stockholders' equity	23,786	1,119,162

Total liabilities and stockholders' equity	$3,334,493	$1,938,172

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	2008	2007	2006
Revenues	$1,274,619	$1,197,465	$1,193,392

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	576,786	555,954	540,305
Selling, general and administrative expense, excluding depreciation and amortization	384,388	288,762	283,089
Depreciation and amortization	255,032	233,231	258,515

Total operating expenses	1,216,206	1,077,947	1,081,909

Income from operations	58,413	119,518	111,483

Other income (expense):
Interest expense	(162,040)	(70,581)	(65,741)
Loss on derivative instruments	(11,800)	—	—
Other	3,495	3,350	3,531

Total other expense	(170,345)	(67,231)	(62,210)

Income before income taxes	(111,932)	52,287	49,273
Income tax (expense) benefit	43,408	(19,459)	(17,322)

Net income (loss)	$(68,524)	$32,828	$31,951

Minority interest	(1)	—	—

Retained net income (loss)	$(68,525)	$32,828	$31,951

Weighted average shares outstanding:
Basic	80,443	53,761	53,761

Diluted	80,443	53,761	53,761

Earnings per share:
Basic	$(0.85)	$0.61	$0.59

Diluted	(0.85)	0.61	0.59

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2008, 2007 and 2006

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2005	53,761	$538	$484,383	$782,772	$—	$1,267,693

Net income	—	—	—	31,951	—	31,951
Net change in parent funding	—	—	—	(128,704)	—	(128,704)
Employee benefit adjustment	—	—	—	40,973	—	40,973

Balance at December 31, 2006	53,761	$538	$484,383	$726,992	$—	$1,211,913

Net income	—	—	—	32,828	—	32,828
Net change in parent funding	—	—	—	(125,579)	—	(125,579)

Balance at December 31, 2007	53,761	$538	$484,383	$634,241	$—	$1,119,162

Net income	—	—	—	(68,525)	—	(68,525)
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Exercise of restricted units	6	—	—	—	—	—
Issuance of restricted shares	50	—	—	—	—	—
Restricted stock cancelled for withholding tax	(15)	—	—	—	—	—
Forfeiture of restricted shares	(71)	—	—	—	—	—
Stock based compensation expense	—	—	4,408	—	—	4,408
Dividends declared	—	—	(69,010)	—	—	(69,010)
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	381,890	—	381,890
Net liabilities contributed back to Verizon	—	—	—	124,439	—	124,439
Employee benefit adjustment to comprehensive income	—	—	—	49,467	(134,504)	(85,037)

Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31, 2008, 2007 and 2006

(in thousands, except per share data)

	2008	2007	2006
Net (loss) income	$(68,525)	$32,828	$31,951

Other comprehensive loss, net of taxes: Defined benefit pension and post-retirement plans (net of $56.4 million taxes)	(85,037)	—	—

Total other comprehensive loss	(85,037)	—	—

Comprehensive (loss) income	(153,562)	32,828	31,951

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(68,525)	$32,828	$31,951

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations excluding impact of acquisitions:
Deferred income taxes	(33,466)	(38,928)	186
Provision for uncollectible revenue	25,234	21,765	11,101
Depreciation and amortization	255,032	233,231	258,515
SFAS 106 post-retirement accruals	37,782	90,035	82,154
Loss on derivative instruments	11,800	—	—
Other non cash items	(19,671)	904	6,524
Changes in assets and liabilities arising from operations:
Accounts receivable	(34,693)	(1,477)	24,720
Prepaid and other assets	(12,713)	9,642	16,110
Accounts payable and accrued liabilities	(91,702)	(11,159)	(4,054)
Other assets and liabilities, net	4,648	(72,337)	(86,617)
Other	(16,221)	—	—

Total adjustments	126,030	231,676	308,639

Net cash provided by operating activities of continuing operations	57,505	264,504	340,590

Cash flows from investing activities of continuing operations:
Acquired cash balance, net	11,401	—	—
Net capital additions	(296,992)	(149,458)	(213,808)
Net proceeds from sales of investments and other assets	2,259	12,242	1,266

Net cash used in investing activities of continuing operations	(283,332)	(137,216)	(212,542)

Cash flows from financing activities of continuing operations:
Loan origination costs	(29,238)	—	—
Proceeds from issuance of long-term debt	1,930,000	—	—
Repayments of long-term debt	(687,491)	—	—
Contributions from (to) Verizon	373,590	(125,579)	(128,704)
Restricted cash	(68,503)	—	—
Repayment of capital lease obligations	(2,247)	(1,709)	656
Dividends paid to stockholders	(1,219,959)	—	—

Net cash provided by (used in) financing activities of continuing operations	296,152	(127,288)	(128,048)

Net increase in cash	70,325	—	—
Cash, beginning of period	—	—	—

Cash, end of period	$70,325	$—	$—

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$124,721	$—	$—
Income taxes paid, net of refunds	(9,313)	56,028	3,427
Non-cash equity consideration	316,290	—	—
Non-cash issuance of senior notes	551,000	—	—

See accompanying notes to consolidated financial statements.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(1) Organization, Principles of Consolidation & Liquidity

(a) Organization

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint is the seventh largest telephone company in the United States based on the number of access lines as of December 31, 2008. FairPoint operates in 18 states with approximately 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of December 31, 2008.

(b) Principles of Consolidation and Basis of Presentation

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended December 31, September 30, and June 30, 2008 in this Annual Report reflect the actual results of the consolidated Company (Legacy FairPoint and Spinco) for such periods. The statement of operations and the financial information derived from the statement of operations for all periods prior to April 1, 2008 in this Annual Report reflect the actual results of the Verizon Northern New England business for such periods. The balance sheet and financial information derived from the balance sheet in this Annual Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2008. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits, and associated deferred taxes) were not distributed to Spinco prior to the merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Verizon Northern New England business that were effectively contributed back to Verizon are reflected as net liabilities contributed back to Verizon on the statement of stockholders' equity contained herein. The statement of operations in this Annual Report may not be indicative of the Company's future results.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common shares outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the merger.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity (Continued)

  Historical Verizon Northern New England business

        The Verizon Northern New England business, prior to the merger, was comprised of carved-out components from each of Verizon New England Inc., referred to as Verizon New England, NYNEX Long Distance Company and Bell Atlantic Communications, referred to as VLD, Verizon Internet Services Inc. and GTE.Net LLC, referred to as VOL, and Verizon Select Services Inc., referred to as VSSI, collectively referred to as the Verizon Companies.

        Prior to the merger, financial statements were not prepared for the Verizon Northern New England business, as it was not operated as a separate business. The Verizon Northern New England business financial statements for all periods prior to the merger have been prepared in accordance with U.S. generally accepted accounting principles using specific information where available and allocations where data was not maintained on a state-specific basis within the Verizon Northern New England business' books and records.

        The Verizon Northern New England business financial statements for all periods prior to the merger include the wireline-related businesses, Internet access, long distance and customer premises equipment services provided by the Verizon Northern New England business to customers in the states of Maine, New Hampshire and Vermont. All significant intercompany transactions have been eliminated. The financial statements prior to the merger also include the assets, liabilities and expenses related to employees who support the Verizon Northern New England business, some of whom remain employees of the Verizon Northern New England business following the acquisition of the Verizon Northern New England business by FairPoint.

        The preparation of financial information related to Verizon New England's, VLD's, VOL's and VSSI's operations in the states of Maine, New Hampshire and Vermont, which are included in the balance sheet and statements of operations of the Verizon Northern New England business for all periods prior to the merger, was based on the following:

        Verizon New England:    For the balance sheet, property, plant and equipment, accumulated depreciation, intangible assets, materials and supplies and certain other assets and liabilities were determined based upon state specific records; accounts receivable were allocated based upon applicable billing system data; short-term investments, prepaid pension assets, accrued payroll related liabilities and employee benefit obligations were allocated based on employee headcount; and accounts payable were allocated based upon applicable operating expenses. The remaining assets and liabilities were primarily allocated based upon the percentage of the Verizon Northern New England business revenues, operating expenses and headcount to the total revenues, operating expenses and headcount of Verizon New England. For the statements of operations, operating revenues and operating expenses were based on state specific records.

        VLD:    For the balance sheet, receivables were allocated based on the applicable operating revenues and accounts payable were allocated based on applicable operating expenses. For the statements of operations, operating revenues were determined using applicable billing system data; cost of services and sales and selling, general and administrative expenses were allocated based on the percentage of the Verizon Northern New England business revenues related to the VLD component to the total VLD revenues applied to operating expenses for total VLD.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity (Continued)

        VOL:    For the balance sheet, receivables were allocated based on applicable operating revenues; other current assets were determined using applicable billing system data; accounts payable were allocated based on the applicable operating expenses; and other current liabilities, which consisted of advanced billings, were allocated based on applicable operating revenues. For the statements of operations, operating revenues were determined using applicable billing system data and average access lines in service; cost of services and sales, selling, general and administrative expenses and interest expense were allocated based on the percentage of the Verizon Northern New England business revenues related to the VOL component to the total VOL revenues applied to operating expenses and interest expense for total VOL.

        VSSI:    For the balance sheet, receivables were allocated based on the applicable operating revenues and accounts payable were allocated based on applicable operating expenses. For the statements of operations, operating revenues were identified using applicable system data; cost of services and sales and selling, general and administrative expenses were allocated based on the percentage of the Verizon Northern New England business revenues related to the VSSI component to the total VSSI revenues applied to operating expenses for total VSSI.

        Management believes the allocations used to determine selected amounts in the financial statements are appropriate methods to reasonably reflect the related assets, liabilities, revenues and expenses of the Verizon Northern New England business for periods prior to the merger.

(c) Liquidity

        The Company's short-term and long-term liquidity needs arise primarily from: (i) interest payments on indebtedness; (ii) capital expenditures, including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of the Company's business; (iv) dividend payments, if any, on the Company's common stock, to the extent permitted by the agreements governing the Company's indebtedness, including the Company's credit facility and the indenture governing the notes and by restrictions imposed by state regulatory authorities as conditions to their approval of the merger; (v) obligations under the Company's employee benefit plans; and (vi) potential acquisitions. On March 4, 2009, the Board of Directors suspended the payment of dividends on the Company's common stock.

        The Company's $2,030 million senior secured credit facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then FairPoint drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Subsequent to March 31, 2008, the Company drew the remaining $194.5 million under the delayed draw term loan, resulting in a total outstanding balance of $200.0 million under the delayed draw term loan as of December 31, 2008. Also, on September 12, 2008, the Company borrowed $100.0 million under the $200.0 million revolving credit facility resulting in a total outstanding balance of $100.0 million under the revolving credit facility as of December 31, 2008.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity (Continued)

        On October 5, 2008 the administrative agent under the credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the revolving credit facility. On January 21, 2009 the Company entered into an amendment to the credit facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the revolving credit facility, totaling $30.0 million, were terminated and are no longer available to the Company. On January 27, 2009, the Company borrowed an additional $50 million under the revolving credit facility. Accordingly, the remaining amount available under the revolving credit facility is $4.7 million, net of outstanding letters of credit.

        The revolving credit facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which allows for issuances of standby letters of credit for the Company's account. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the credit facility and/or their affiliates.

        The term loan B facility and the delayed draw term loan will mature in March 2015 and the revolving credit facility and the term loan A facility will mature in March 2014. Each of the term loan A facility, the term loan B facility and the delayed draw term loan are repayable in quarterly installments in the manner set forth in the credit facility.

        Interest rates for borrowings under the credit facility are, at the Company's option, for the revolver and for the term loans at either (a) the Eurodollar rate, as defined in the credit agreement, plus an applicable margin or (b) the base rate, as defined in the credit agreement, plus an applicable margin.

        The existing credit facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with affiliates.

        Borrowings under the credit facility bear interest at variable interest rates. The Company entered into various interest rate swap agreements which are detailed in Note 7. As a result of these swap agreements, approximately 78% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of December 31, 2008.

        Spinco issued, and the Company assumed in the merger, $551.0 million aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually, in cash, on April 1 and October 1. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. These notes were issued at a discount and, accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the notes limits, among other things, the Company's ability to incur additional indebtedness and issue certain preferred stock, repurchase the Company's capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of its subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity (Continued)

        Scheduled amortization payments will begin on the term loan A, term loan B and delayed draw facilities of our credit facility in 2009. No principal payments are due on the notes prior to their maturity.

        As a condition to the approval of the transactions by state regulatory authorities, the Company has agreed to make capital expenditures following the completion of the merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, the Company agreed that, following the closing of the merger, the Company will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and an average of $47 million in the first three years. The Company is also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The order issued by the state regulatory authority in Vermont also requires the Company to make capital expenditures in Vermont during the first three years after the closing of the merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and averaging $40 million per year in the first three years following the closing. Pursuant to the Vermont order, the Company is required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont the Company has also agreed to certain broadband build-out milestones that require the Company to reach 100% broadband availability in 50% of its exchanges in Vermont, which could result in capital expenditures of $44 million over such period in addition to the minimum capital expenditures required by the Vermont order as set forth above.

        The Company is also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the merger and $49 million during each of the fourth and fifth years after the closing of the merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that the Company is required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the merger, the Company will be required to spend 150% of the amount of such shortfall at the direction of the New Hampshire Public Utilities Commission. The New Hampshire Public Utilities Commission may require that a portion of these increased capital expenditures be directed toward state programs rather than invested in the Company's assets. The Company is required to spend at least $56.4 million over the 60-month period following the closing of the merger on broadband infrastructure in New Hampshire, which is expected to result in capital expenditures in New Hampshire in excess of the minimum capital expenditure requirements described above. The Company also has the availability of $49.2 million contributed to the Company by the Verizon Group to make capital expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by the Company and approved by the New Hampshire Public Utilities Commission.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity (Continued)

        Additionally, the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger include a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the term loan portion of our credit facility, until certain financial ratio tests have been satisfied.

(2) Summary of Significant Accounting Policies

(a) Use of Estimates

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

(b) Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers. These charges are billed based on toll or access tariffs approved by the local state's public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association (NECA) or by the individual company and approved by the FCC.

        Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state public utilities commissions' (intrastate) or the Federal Communication Commission's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates.

        Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. The majority of the Company's miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.

        Internet and broadband services and certain other services are recognized in the month the service is provided.

        Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

(c) Maintenance and Repairs

        The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged primarily to cost of services and sales as these costs are incurred.

(d) Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(e) Restricted Cash

        As of March 31, 2008, the closing date of the merger, the Company had $80.9 million of restricted cash. The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million. As of December 31, 2008, the Company has released $14.4 million of the restricted cash for approved expenditures under the required projects. These expenditures have been partially offset by an increase of $1.2 million in restricted cash through December 31, 2008, due to interest earned on deposits. In addition, during the third quarter of 2008 the Company established another escrow account related to pending litigation totaling $0.8 million at December 31, 2008. As of December 31, 2008, the Company had $68.5 million of restricted cash of which $8.1 million is shown in current assets and $60.4 million is shown as a non-current asset on the Consolidated Balance Sheet.

(f) Accounts Receivable

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

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

	2008	2007	2006
Balance, beginning of period	$25,585	$19,514	$24,462
Acquisition of Legacy FairPoint	1,832	—	—
Contributed back to Verizon	(9,356)	—	—
Provision charged to expense	25,234	21,765	11,101
Provision charged to other accounts(a)	5,419	4,728	10,121
Amounts written off, net of recoveries	(28,374)	(20,422)	(26,170)

Balance, end of period	$20,340	$25,585	$19,514

    (a)
    Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by us.

(g) Credit Risk

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

        As a result of interest rate swap agreements, as of December 31, 2008, approximately 78% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates. The Company's ability to hedge its interest rate risk is dependent on the solvency of those banks with whom the Company enters into swap agreements.

(h) Materials and Supplies

        Materials and supplies include new and reusable supplies and network equipment, which are stated principally at average original cost, except that specific costs are used in the case of large individual items. As of December 31, 2008, the Company has acquired a significant amount of materials and supplies that will be utilized to execute the Company's capital projects in the near future.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(i) Short-term Investments

        Short-term investments consist primarily of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value. The short-term investments held at December 31, 2007 were transferred to Verizon in connection with the merger and included in net liabilities contributed back to Verizon in the consolidated statement of stockholders' equity.

(j) Property, Plant, and Equipment

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

        At December 31, 2008 and 2007, accumulated depreciation for property, plant and equipment is $4.0 billion and $3.8 billion, respectively.

        The estimated asset lives used are presented in the following table:

Average Lives	Years
Buildings	45
Central office equipment	5 – 11
Outside communications plant
Copper cable	15 – 18
Fiber cable	25
Poles and conduit	30 – 50
Furniture, vehicles and other	3 – 15

        When depreciable telephone plant used in the Company's wireline network is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. No gain or loss is recognized on disposition of assets.

        Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense.

        Annually, the Company reviews the estimated useful lives of property, plant, and equipment along with the associated depreciation rates. Effective January 1, 2008, the life of fiber cable was increased to 25 years from a previous life of 20 years. As a result, depreciation expense decreased by $2.4 million in 2008 compared to 2007. This change was based on a review of the physical mortality of fiber cable and the Company's long-term strategy for use of fiber cable, as well as a lack of technology-driven substitutes.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

        Effective January 1, 2007, the life of buildings was increased to 45 years from a previous range of 31-34 years. This change was largely driven by a desire to standardize the useful life across all states and to be more consistent with the industry as a whole. Effective January 1, 2007, the life of circuit equipment was increased from 8 to 9 years, predominantly due to increased reserve ratios and other factors.

        In connection with the annual review noted above, effective January 1, 2006, the remaining useful lives of circuit equipment had been shortened from 9 years to 8 years predominantly to reflect a modification to Verizon's broadband deployment business strategy.

        The Company believes that current estimated useful asset lives are reasonable, although they are subject to regular review and analysis. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves.

(k) Long-Lived Assets

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

(l) Computer Software and Interest Costs

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use("SOP 98-1"). Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services.

        Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

        In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained in accordance with Financial Accounting Standard No. 34, Capitalization of Interest Cost ("FAS 34").

        On January 15, 2007, FairPoint entered into the Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of December 31, 2008, the Company was in the application development stage of the project and was recognizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred as of December 31, 2008 compared to the total estimated labor to substantially complete the implementation project. As of December 31, 2008, the Company had

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

capitalized $94.6 million of costs under SOP 98-1 and an additional $5.9 million of interest costs under FAS 34. The application development stage of the project was completed on January 30, 2009.

(m) Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030.0 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the "term loan B facility, and together with the term loan A facility, the "term loan"), and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "delayed draw term loan"). The Company incurred $29.2 million of debt issue costs associated with these credit facilities and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the straight line method of amortization, which approximates the effective interest method. As of December 31, 2008, the Company had capitalized debt issue and offering costs of $26.0 million, net of amortization.

(n) Advertising Costs

        Advertising costs are expensed as they are incurred.

(o) Goodwill and Other Intangible Assets

        Goodwill consists of the difference between the purchase price incurred in the acquisition of Legacy FairPoint using the purchase method of accounting and the fair value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows.

        The Company performed its annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no indication of impairment at this time. In light of the weakening economic environment, the Company performed another assessment as of December 31, 2008 and concluded that there was no indication of impairment at this time.

        The Company's other intangible assets consist of customer lists, non-compete agreement and trade names of Legacy FairPoint acquired in the merger.

        The intangible assets of the Verizon Northern New England business were not transferred to Spinco, and thus are not included in the Company's balance sheet for periods subsequent to the merger date. Prior to the merger, the Verizon Northern New England business' intangible assets consisted of non-network internal use software, which had a weighted average useful life of 7 years and was carried at $2.0 million, net of $15.4 million in accumulated amortization as of December 31, 2007. Amortization of Verizon New England business intangible assets was $3.2 million and $5.1 million in the years ended December 31, 2007 and 2006, respectively.

(p) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

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

        The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $10.4 million as of January 1, 2008 and $8.8 million as of December 31, 2008, of which $1.0 million would impact its effective tax rate, if recognized.

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

(q) Interest Rate Swap Agreements

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the interest rate swaps currently in effect, the Company makes a payment if the variable rate is below

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

the fixed rate, or it receives a payment if the variable rate is above the fixed rate. The chart below provides details of each of the Company's interest rate swap agreements.

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

        As a result of the merger, beginning on April 1, 2008, these swaps do not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the consolidated statement of operations. As a result of these swap agreements, approximately 78% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of December 31, 2008. At December 31, 2008, the fair market value of these swaps was a net liability of approximately $83.0 million, of which $41.3 million has been included in current liabilities and $41.7 million has been included in long-term liabilities. The Company has recognized an $11.8 million loss on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the year ended December 31, 2008.

(r) Stock-based Compensation Plans

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

        Prior to the adoption of SFAS No. 123(R), the Company accounted for its stock-based compensation plans using the intrinsic-value-based method prescribed by Accounting Principles Board

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

(s) Employee Benefit Plans

        For the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, the employees of the Verizon Northern New England business participated in Verizon's benefit plans including noncontributory pension plans, post-retirement healthcare and life insurance plans for Verizon Northern New England business retirees and their dependents. Upon the effective date of the merger, the Company assumed certain liabilities with respect to certain employees of the Northern New England operations, and the Company adopted pension plans (which are non-contributory), post-retirement healthcare and life insurance plans covering the Northern New England operations' future retirees and their dependents. Pension, post-retirement healthcare and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued annually. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the expected return on assets assumption to the market related value of assets. Accumulated actuarial gains and losses are amortized over the average remaining service period of the employees expected to receive benefits only to the extent the unrecognized amounts exceed a 10% corridor determined as the greater of the plan's assets or liabilities.

        Since June 30, 2006, the Company's Northern New England operations management employees have not earned pension benefits. In addition, Northern New England operations management employees hired after December 31, 2005 are not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006 are not eligible for Company-subsidized retiree healthcare or retiree life insurance benefits.

        Prior to the effective date of the merger, the benefit plans were part of the Verizon consolidated plans. The structure of the plans during this period did not provide for the separate attribution of the related pension and post-retirement assets and obligations at the Verizon Northern New England business level. Because there was not a separate plan for the Verizon Northern New England business, the annual income and expense related to such assets and obligations were allocated to the Verizon Northern New England business and were reflected as prepaid pension assets and employee benefit obligations in the balance sheet as of December 31, 2007 and were reflected in the financial results for all periods prior to March 31, 2008.

        As part of the merger, liabilities and assets attributable to the employees of the Verizon Northern New England business were spun off from the relevant Verizon benefit plans to new benefit plans maintained by the Company and accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The separate Northern New England operations plans now maintained by the Company for collectively bargained employees generally cover all eligible active collectively bargained employees of the Northern New England operations and approximately 315 management employees (benefits for management employees are no longer accrued). Retired employees of the Verizon Northern New England business at March 31, 2008 will continue to be covered by the Verizon benefit plans. In accordance with the Employee Matters Agreement dated

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

January 15, 2007 between Verizon and the Company, an amount equal to $202.4 million of cash was transferred from the trusts of the two Verizon defined benefit pension plans to the corresponding Company pension plans' trusts on April 30, 2008, which amount was calculated by Verizon's actuaries to be 80% of the estimated pension liability for the Company's active employees. An additional transfer of assets, estimated to be between $38.5 and $50.0 million, pending final actuarial settlement, as of December 31, 2008, will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The final asset transfer will include investment return or loss on the final transfer amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

        In September 2006, the FASB issued Statement SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end. The provisions of SFAS No. 158 are not to be applied retrospectively. The Verizon Northern New England business adopted SFAS No. 158 effective December 31, 2006.

        In addition, the Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees. Each 401(k) plan year, the Company contributes to the 401(k) plans an amount of matching contributions determined by the Company at its discretion or as otherwise negotiated with respect to collectively bargained employees.

(t) Business Segments

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company consists of retail and wholesale telecommunications services, including local telephone, high speed internet, long distance and other services in 18 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(u) Purchase Accounting

        We recognize the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

(v) New Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS No. 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes, according to reliability, the methods and inputs used in valuations. The new measurement and disclosure requirements of SFAS No. 157 became effective for us in the first quarter of 2008. The impact of adopting SFAS No. 157 did not have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115, which permits an entity to measure many financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS No. 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The Statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS No. 159 became effective for the first fiscal year beginning after November 15, 2007. The impact of adopting SFAS No. 159 did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(2) Summary of Significant Accounting Policies (Continued)

noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS 160 is not expected to have any impact on the Company's consolidated results of operations and financial position.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have any impact on the Company's consolidated results of operations and financial position.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles, ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have any impact on the Company's consolidated results of operations and financial position.

(3) Certain Transactions

(a) Merger

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

(b) Dividends

        On December 5, 2008, the Company declared a dividend of $0.2575 per share of common stock, which was paid on January 16, 2009 to holders of record as of December 31, 2008. In 2008, the

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(3) Certain Transactions (Continued)

Company declared dividends totaling $69.0 million, or $0.773 per share of common stock. Prior to the merger, Legacy FairPoint declared a dividend totaling $14.0 million, or $0.39781 per share of common stock, which was paid on April 16, 2008 to Legacy FairPoint holders of record as of March 30, 2008.

        On March 4, 2009, the Company's board of directors voted to suspend the quarterly dividend on the Company's common stock. This action, which reflects the current state of the business as well as the extremely difficult current economic and business environment, will increase the Company's financial flexibility and enable the Company to focus on strengthening its capital structure.

(4) Acquisitions and Dispositions

        On March 31, 2008, the Company completed a merger with Northern New England Spinco, Inc., or Spinco. The merger of FairPoint and Spinco was accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Verizon's stockholders owned a majority of the shares of the combined Company following the merger. The merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes. Spinco was a wholly-owned subsidiary of Verizon that owned Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. Spinco was spun off from Verizon immediately prior to the merger. Spinco served approximately 1,562,000 access line equivalents as of the date of acquisition.

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

  •
  a special cash payment of $1,160.0 million to the Verizon Group; and

  •
  the issuance by Spinco to the Verizon Group of the senior notes with an aggregate principal value of $551.0 million, issued at a discount of $11.2 million.

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

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Acquisitions and Dispositions (Continued)

        After the contribution and immediately prior to the merger, Verizon spun off Spinco by distributing all of the shares of Spinco common stock to a third-party distribution agent to be held collectively for the benefit of Verizon stockholders. We refer collectively to the transactions described above as the spin-off.

        The merger was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint were recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. Based upon the Company's purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $871.1 million. The Company recorded an intangible asset related to the acquired customer relationships of $208.5 million, an intangible asset related to trade names of $42.8 million and an intangible asset related to a non-compete agreement of $0.4 million. The remaining $619.4 million was recognized as goodwill. The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and trade names have an indefinite useful life.

        The allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,401
Current assets	57,178
Property, plant, and equipment	303,261
Investments	8,748
Excess cost over fair value of net assets acquired	619,372
Intangible assets	251,678
Other assets	127,034
Current liabilities	(179,146)
Long-term debt	(687,491)
Other liabilities	(195,745)

Total net purchase price	$316,290

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger and related transactions had been consummated on January 1, 2007. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(4) Acquisitions and Dispositions (Continued)

merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

	Pro forma year ended December 31,
	2008	2007
	(unaudited)
Revenues	$1,341,623	$1,475,927
Net income (loss)	(87,582)	19,947
Earnings per common share:
Basic	(1.09)	$0.23
Diluted	(1.09)	$0.22

(5) Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2007	—
Acquisition of FairPoint Communications, Inc.	619,372

Balance, December 31, 2008	$619,372

        The Company's intangible assets consist of customer lists, non-compete agreement and trade names as follows (in thousands):

At December 31, 2008
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504
Less accumulated amortization	(16,929)

Net customer lists	191,575

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	358
Less accumulated amortization	(268)

Net non-compete agreement	90

Trade names (indefinite life):
Gross carrying amount	42,816

Total intangible assets, net	$234,481

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $17.2 million for the year ended December 31, 2008 and is expected to be approximately $22.6 million per year.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(6) Property, Plant, and Equipment

        A summary of property, plant, and equipment is shown below (in thousands):

	Estimated life	2008	2007
	(in years)
Land	—	$23,835	$10,852
Buildings and leasehold improvements	2 – 45	312,080	292,470
Central office equipment	5 – 11	2,337,762	2,235,077
Outside communications plant	15 – 50	2,819,842	2,649,212
Furniture, vehicles and other work equipment	3 – 15	234,132	154,748
Plant under construction	—	211,557	12,770
Other	—	35,357	36,385

Total property, plant, and equipment		5,974,565	5,391,514
Accumulated depreciation		(3,961,050)	(3,763,448)

Net property, plant, and equipment		$2,013,515	$1,628,066

        Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2008, 2007 and 2006 was $237.8 million, $230.0 million, and $253.4 million, respectively.

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the interest rate swaps, the Company makes a payment if the variable rate is below the fixed rate, or it receives a payment if the variable rate is above the fixed rate.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

        As a result of the merger, beginning on April 1, 2008, these swaps do not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the consolidated statement of operations. As a result of these swap agreements, approximately 78% of the Company's indebtedness bore interest at fixed rates rather than variable rates as of December 31, 2008. At December 31, 2008, the fair market value of these swaps was a net liability of approximately $83.0 million, of which $41.3 million has been included in current liabilities and $41.7 million has been included in long-term liabilities. The Company has recognized an $11.8 million loss on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the year ended December 31, 2008.

(8) Long-term Debt

        Long-term debt for the Company at December 31, 2008 and 2007 is shown below (in thousands):

	2008	2007
Senior secured credit facility, variable rates ranging from 4.69% to 6.56% (weighted average rate of 6.40%) at December 31, 2008, due 2014 to 2015	$1,930,000	$—
Senior notes, 13.125%, due 2018	551,000	—
Discount on senior notes, 13.125%, due 2018	(10,747)	—

Total outstanding long-term debt	2,470,253	—
Less current portion	(45,000)	—

Total long-term debt, net of current portion	$2,425,253	$—

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Long-term Debt (Continued)

        The estimated fair value of our long-term debt at December 31, 2008 is $1,304.0 million.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2008 are as follows (in thousands):

Year ending December 31,
2009	$45,000
2010	45,000
2011	58,725
2012	63,300
2013	288,300
Thereafter	1,980,675

$2,481,000

        Prior to March 31, 2008, debt held by the Verizon Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Verizon Northern New England business.

        On March 31, 2008, immediately prior to the merger, FairPoint and Spinco entered into a $2,030 million credit facility consisting of a revolver in an aggregate principal amount of $200.0 million, a term loan A facility in an aggregate principal amount of $500 million, a term loan B facility in the aggregate principal amount of $1,130 million and together with the term loan A facility, referred to as the term loan, and a delayed draw term loan in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the term loan immediately prior to the spin-off, and then the Company drew $470 million under the term loan and $5.5 million under the delayed draw term loan concurrently with the closing of the merger. Subsequent to the merger, the Company has drawn an additional $194.5 million under the delayed draw term loan. Following the merger, the Company assumed all of the obligations under the credit facility. As of December 31, 2008, the Company has borrowed $100.0 million under the revolving credit facility.

        On October 5, 2008 the administrative agent under the credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the revolving credit facility. On January 21, 2009, the Company entered into an amendment to the credit facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the revolving credit facility, totaling $30.0 million, were terminated and are no longer available to the Company.

        On January 27, 2009, the Company borrowed an additional $50.0 million under the revolving credit facility. Accordingly, the remaining amount available under the revolving credit facility is $4.7 million, net of outstanding letters of credit.

        The revolving credit facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the Company. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the credit facility and/or their affiliates. As of December 31, 2008, letters of credit had been issued for $15.3 million.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Long-term Debt (Continued)

        The term loan B facility and the delayed draw term loan will mature in March 2015 and the revolving credit facility and the term loan A facility will mature in March 2014. Each of the term loan A facility, the term loan B facility and the delayed draw term loan, collectively referred to as the term loans, are repayable in quarterly installments in the manner set forth in the credit facility beginning June 30, 2009.

        Interest rates for borrowings under the credit facility will be, at the Company's option, for the revolver and for the term loans at either (a) the Eurodollar rate, as defined in the credit agreement, plus an applicable margin or (b) the base rate, as defined in the credit agreement, plus an applicable margin.

        The Company's Term Loan B debt is subject to a LIBOR floor of 3.00%. As a result, the Company incurs interest expense at above-market levels when LIBOR rates are below 3.00%.

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

        The credit facility requires the Company first to prepay outstanding term loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no term loan A loans remain outstanding, term loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, subject to certain reinvestment rights, 100% of net casualty insurance proceeds, subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Company's credit facility requires it to prepay outstanding term loans on the date the Company delivers a compliance certificate pursuant to the credit agreement beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) 90% of the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the term loans pursuant to the Company's credit agreement. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily prepaid will be applied in forward order of maturity of the remaining amortization payments.

        Voluntary prepayments of borrowings under the term loan facilities and optional reductions of the unutilized portion of the revolving facility commitments will be permitted upon payment of an applicable payment fee, which shall only be applicable to certain prepayments of borrowings as described in the credit facility.

        Under the credit facility, the Company is required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio. The credit facility contains customary affirmative covenants. The credit facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company's other

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Long-term Debt (Continued)

indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates. The credit facility contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due (subject to customary grace periods), breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the credit facility and certain events of bankruptcy and insolvency. As of December 31, 2008, the Company is in compliance with all of the financial debt covenants in its credit facility. Although the Company currently believes that it will continue to be in compliance with its debt covenants throughout 2009, a further deterioration in the economic or business environment could negatively impact the Company's financial results and cause the Company to fail to comply with one or more of its debt covenants. Upon a default, the lenders would be permitted to accelerate the maturity for the debt which is in default, to foreclose upon any collateral securing the debt owed to them and to terminate any commitments of these lenders to lend to us. In the event of noncompliance, the Company will seek to obtain a waiver from its lenders or seek to amend the covenants.

        The credit agreement also contains restrictions on the Company's ability to pay dividends on its common stock.

        The credit facility is guaranteed, jointly and severally, by all existing and subsequently acquired or organized wholly owned first-tier domestic subsidiaries of the Company that are holding companies. No guarantee is required of a subsidiary that is an operating company. Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc. are regulated operating subsidiaries and, accordingly, are not guarantors under the credit facility.

        The credit facility is secured by a first priority perfected security interest in all of the stock, equity interests, promissory notes, partnership interests and membership interests owned by the Company.

        On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of senior notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The notes were issued at a discount and, accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

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

        The indenture governing the notes also restricts the Company's ability to pay dividends on its common stock under certain circumstances.

        For purposes of the Verizon Northern New England business statements prior to the merger, some funding requirements were summarized as Retained Earnings on the Consolidated Balance Sheet without regard to whether the funding represents debt or equity. No specific debt instruments could be directly associated with the Verizon Northern New England business, nor were separate equity accounts

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(8) Long-term Debt (Continued)

maintained. As such, a portion of interest expense net of interest income of the Verizon Companies for the years ended December 31, 2007 and 2006 was allocated to the Verizon Northern New England business based on the percentage of the Verizon Northern New England business funding relative to the total debt and equity for the Verizon Companies.

(9) Employee Benefit Plans

        As a result of the merger and the associated transfer of the pension and other post-employment benefits ("OPEB") assets and liabilities to FairPoint, the Company remeasured its pension and OPEB assets and liabilities as of April 1, 2008. This measurement is based on a 6.80% discount rate, as well as certain other valuation assumption modifications and recognition of a new collective bargaining agreement, the sum of which resulted in material changes to the pension and OPEB balances.

        Prior to the merger, the Verizon Northern New England business participated in Verizon's benefit plans. Verizon maintained noncontributory defined benefit pension plans for many of its employees. The postretirement health care and life insurance plans for the Verizon Northern New England business' retirees and their dependents were both contributory and noncontributory and included a limit on the Companies' share of cost for recent and future retirees. The Verizon Northern New England business also sponsored defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. A measurement date of December 31 was used for the pension and postretirement health care and life insurance plans.

        The structure of Verizon's benefit plans did not provide for the separate attribution of the related pension and postretirement assets and obligations at the Verizon Northern New England business level. Because there was not a separate plan for the Verizon Northern New England business, the annual income and expense related to such assets and obligations were allocated to the Verizon Northern New England business and are reflected as prepaid pension assets and employee benefit obligations in the balance sheet prior to the merger.

        After June 30, 2006, Verizon management employees, including management employees of the Verizon Northern New England business, ceased to earn pension benefits or earn service towards the company retiree medical subsidy. In addition, new management employees hired after December 31, 2005 were not eligible for pension benefits and managers with less than 13.5 years of service as of June 30, 2006 were not eligible for company-subsidized retiree healthcare or retiree life insurance benefits. Beginning July 1, 2006, Verizon Northern New England business management employees received an increased company match on their savings plan contributions.

        The net periodic benefit (income) cost related to the Company's pension plans is $0.9 million for the year ended December 31, 2008, of which ($0.1) million relates to net periodic benefit income for the three months ended March 31, 2008. The net periodic benefit cost related to the Company's post-retirement healthcare plans is $41.2 million for the year ended December 31, 2008, of which $22.5 million relates to net periodic benefit cost for the three months ended March 31, 2008.

        The structure of Verizon's benefit plans did not provide for the separate determination of certain disclosures for the Verizon Northern New England business for periods prior to the merger. The net periodic benefit cost related to the Verizon Northern New England business pension plans was $1 million and $6 million for years ended December 31, 2007 and 2006, respectively. The net periodic

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Employee Benefit Plans (Continued)

benefit cost related to the Verizon Northern New England business post-retirement healthcare plans was $90 million and $82 million for the years ended December 31, 2007 and 2006, respectively.

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the nine months ended December 31, 2008 are presented below.

In Thousands	Qualified Pension	Post-retirement Health
Service cost	$6,741	$7,018
Interest cost	9,383	8,196
Expected return on plan assets	(15,745)	—
Amortization of prior service cost	632	3,219
Amortization of actuarial (gain) loss	—	261

Net periodic benefit cost	$1,011	$18,694

        During the nine months ended December 31, 2008, the Company did not make a contribution to the qualified pension plans, but did incur $0.2 million in post-retirement healthcare plan expenditures. In 2009, the Company expects to make contributions of $0.6 million to its post-retirement health plans and does not expect to make any contributions to the qualified pension plans due to the funded status of the plans.

        As a result of the adoption of SFAS No. 158 in September 2006, the Company no longer records an additional minimum pension liability. In prior years, as a result of changes in interest rates and investment returns, an adjustment to the additional minimum pension liability was required for certain plans. The adjustment in the liability allocated to the Verizon Northern New England business as indicated below is recorded as a charge or (credit) to parent funding, net of tax.

	Year ended December 31,
(In thousands)	2008	2007	2006
Decrease in minimum liability in parent funding, net of tax	—	—	(40,973)

        The weighted average assumptions used in determining benefit obligations are as follows:

	At December 31,
	2008	2007
Qualified Pension
Discount rate	6.02%	6.50%
Rate of future increases in compensation	4.00%	4.00%
Post-retirement Health
Discount rate	5.94%	6.50%
Rate of future increases in compensation	4.00%	4.00%

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Employee Benefit Plans (Continued)

        The weighted average assumptions used in determining net periodic cost are as follows:

		Year ended December 31,
	Nine months ended December 31, 2008
		2007	2006
Qualified Pension
Discount rate	6.80%	6.00%	5.75%
Expected return on plan assets	8.38%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Post-retirement Health
Discount rate	6.80%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	9.50%	10.00%	10.00%
Healthcare cost trend rate assumed for participants over 65 next year	10.50%	10.00%	10.00%
Rate that the cost trend rates ultimately declines to	5.00%	5.00%	5.00%
Year that the rates reach the terminal rate	2014	2013	2011

        Prior to the merger, the weighted average assumptions were used in determining net periodic cost for the three months ended March 31, 2008 were as follows:

Three months ended March 31, 2008
Qualified Pension
Discount rate	6.50%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%
Post-retirement Health
Discount rate	6.00%
Rate of compensation increase	4.00%

        In developing the expected long-term rate of return assumption, the Company evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets is based on target allocations of 50% equity and 50% fixed income securities for the management plan and 70% equity and 30% fixed income securities for the associate plan. The asset allocation at December 31, 2008 for the Company's qualified pension plan assets was as follows:

	Management Plan	Associate Plan	Total Pension
Cash and cash equivalents	1.9%	1.1%	1.3%
Equity securities	45.2%	66.4%	61.3%
Fixed income securities	52.9%	32.5%	37.4%

	100.0%	100.0%	100.0%

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Employee Benefit Plans (Continued)

        For the nine-month period ended December 31, 2008, the actual loss on the pension plan assets was approximately 26.3%. Net periodic benefit cost for 2008 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

        A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the year ended December 31, 2008:

	Nine months ended December 31, 2008
(In thousands)	Qualified Pension	Post-retirement Health
Fair value of plan assets:
Fair value of plan assets at beginning of year	$252,500	$—
Actual return on plan assets	(66,370)	—
Employer contributions	—	208
Benefits paid	(1,830)	(208)

Fair value of plan assets at end of year	184,300	—

Projected benefit obligation:
Projected benefit obligation at beginning of year	$182,420	$168,483
Service cost	6,741	7,018
Interest cost	9,383	8,196
Plan amendments	13,454	123
Benefits paid	(1,830)	(208)
Actuarial loss	12,225	37,674

Projected benefit obligation at end of year	222,393	221,286

Plan assets less than projected benefit obligation	$(38,093)	$(221,286)

Accumulated benefit obligation	$222,126	N/A
Amounts recognized in the consolidated balance sheets:
Non-current assets	$8,708	$—
Current liabilities	—	(573)
Non-current liabilities	(46,801)	(220,713)

Net amount recognized	(38,093)	(221,286)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service credit (cost)	$(20,116)	$(38,008)
Net actuarial gain (loss)	(98,979)	(66,671)

Net amount recognized in accumulated other comprehensive income (loss)	(119,095)	(104,679)

Amounts recognized in other comprehensive income (loss):
New prior service cost	$13,454	$123
Net loss arising during the year	94,340	37,674
Amortization or curtailment of prior service cost	(632)	(3,219)
Amortization or settlement recognition of net loss	—	(260)

Total amount recognized in other comprehensive loss	$107,162	$34,318

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) in the next fiscal year:
Prior service cost	$(1,452)	$(4,292)
Net actuarial gain (loss)	(623)	(2,656)

Total amount estimated to be amortized from accumulated other comprehensive income (loss) in the next fiscal year	$(2,075)	$(6,948)

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Employee Benefit Plans (Continued)

        Pension plan assets at December 31, 2008 include an additional transfer of assets from Verizon, estimated to be between $38.5 and $50.0 million, pending final actuarial settlement. For purposes of determining fair value of plan assets at December 31, 2008, the Company has assumed a final transfer of $38.5 million. The final transfer will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The final asset transfer will include investment return or loss on the final transfer amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

        A 1% change in the medical trend rate assumed for post-retirement health benefits would have the following effects at December 31, 2008:

(In thousands)	Post-retirement Health
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$3,658
Effect on benefit obligation	50,923
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(2,778)
Effect on benefit obligation	(38,953)

        The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement health benefits at December 31, 2008 is as follows:

(In thousands)	Post-retirement Health
Change in projected benefit obligation	$(16,167)
Change on each component of net periodic cost:
Service cost	$(491)
Interest cost	(596)
Net amortization and deferred of acturial (gain) loss	(272)

Total change in net periodic cost	$(1,359)

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(9) Employee Benefit Plans (Continued)

        Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement benefit payments are as follows as of December 31, 2008:

(In thousands)	Qualified Pension	Post-retirement Health
Expected employer contributions for 2009	$—	$573
Expected benefit payments:
2009	$8,819	$573
2010	9,460	1,054
2011	11,077	1,694
2012	12,590	2,525
2013	14,370	3,554
2014-2018	36,265	38,343
Expected subsidy:
2009		$4
2010		7
2011		13
2012		24
2013		40
2014-2018		775

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the 401(k) Plan years ended December 31, 2008, 2007 and 2006, the Company generally matched in the Legacy FairPoint 401(k) plans 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6% or as otherwise required by relevant collective bargaining agreement; in the Northern New England 401(k) management plan an amount equal to 100% of each employee's contribution up to 6% of base compensation, plus, depending on Company performance, an additional discretionary match of up to 50% of the next 3% of base compensation; and in the Northern New England 401(k) plan for union associates an amount equal to 82% of each employee's contribution up to 6% of base compensation. Total Company contributions to all 401(k) Plans were $10.9 million, $11.0 million, and $9.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes

        Income tax (expense) benefit for the years ended December 31, 2008, 2007, and 2006 consists of the following components (in thousands):

	2008	2007	2006
Current:
Federal	$8,027	$(48,688)	$(14,173)
State and local	1,498	(10,552)	(2,963)

Total current income tax expense	9,525	(59,240)	(17,136)

Investment tax credits	417	578	601
Deferred:
Federal	30,269	32,844	316
State and local	3,197	6,359	(1,103)

Total deferred income tax (expense) benefit	33,466	39,203	(787)

Total income tax (expense) benefit	$43,408	$(19,459)	$(17,322)

        Total income tax (expense) benefit was different than that computed by applying U.S. Federal income tax rates to income before income taxes for the years ended December 31, 2008, 2007 and 2006. The reasons for the differences are presented below (in thousands):

	2008	2007	2006
Statutory Federal income tax (benefit) rate	(35.0)%	35.0%	35.0%
State income tax (expense) benefit, net of Federal income tax expense	(2.7)	5.3	5.4
Investment tax credits	(0.4)	(0.7)	(0.8)
Medicare subsidy	(1.0)	(3.5)	(4.2)
Other, net	0.3	1.1	(0.2)

Effective income tax rate	(38.8)%	37.2%	35.2%

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below (in thousands):

	2008	2007
Deferred tax assets:
Federal and state tax loss carryforwards	$135,011	$—
Employee benefits	117,794	149,987
Allowance for doubtful accounts	8,253	9,887
Investment tax credits	2,127	2,391
Alternative minimum tax and other state credits	4,098	—
Basis in interest rate swaps	33,094	—
Other, net	13,065	7,865

Total gross deferred tax assets	313,442	170,130
Deferred tax liabilities:
Property, plant, and equipment	316,943	299,903
Goodwill and other intangible assets	115,649	—
Other, net	4,189	1,408

Total gross deferred tax liabilities	436,781	301,311

Net deferred tax liabilities	$123,339	$131,181

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income prior to the expiration of the net operating loss carryforwards in 2028. Based upon the level of projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences based on facts and circumstances known as of December 31, 2008.

        At December 31, 2008, the Company had federal and state net operating loss carryforwards of $351.5 million that will expire from 2019 to 2028. At December 31, 2008, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The March 31, 2008 merger (see Note 4) also resulted in an ownership change. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        The Company adopted FASB Interpretation No. (FIN) 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 on January 1, 2007. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under FIN 48 are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of January 1, 2007	$9,645
Additions for tax positions related to the current year	1,357
Additions for tax positions of prior years	902
Reductions for tax positions of prior years	(1,511)
Reductions as a result of audit settlements	—
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2007	$10,393

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	985
Reductions for tax positions of prior years	(27)
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	(2,757)
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2008	$8,594

        The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. Of the $8.6 million of unrecognized tax benefits at December 31, 2008, $1.0 million would impact the Company's effective tax rate, if recognized.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2008, the Company recognized $0.2 million (after-tax) for the payment of interest and penalties. The Company had $1.2 million and $1.5 million (after-tax) for the payment of interest and penalties accrued in the consolidated balance sheet at December 31, 2008 and 2007.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between FairPoint and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments, and tax returns, the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of December 31, 2008, the Company does not have any significant additional jurisdictional tax audits.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(10) Income Taxes (Continued)

        Prior to the merger, Verizon and its domestic subsidiaries, including the operations of the Verizon Companies, filed a consolidated federal income tax return and combined state income tax returns in the states of Maine, New Hampshire and Vermont. The operations of the Verizon Companies, including the Verizon Northern New England business, for periods prior to the merger were included in a tax sharing agreement with Verizon and were allocated tax payments based on the respective tax liability as if they were filing on a separate company basis. Current and deferred tax expense was determined by applying the provisions of SFAS No. 109, Accounting for Income Taxes, to each company as if it were a separate taxpayer.

        The Verizon Northern New England business used the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. The Verizon Northern New England business also deferred certain transitional credits earned after the repeal and amortized these credits over the estimated service lives of the related assets as a reduction to the provision for income taxes.

(11) Accumulated Other Comprehensive Loss

        Changes in the components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2008	2007
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(134,504)	—

Total accumulated other comprehensive loss	$(134,504)	$—

        Defined benefit pension and post-retirement plan activity during 2008 included $49.5 million (net of $32.8 million taxes) in connection with the merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon merger. Other Comprehensive Loss for the year ended December 31, 2008 also includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss.

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

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(12) Earnings Per Share (Continued)

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Year ended December 31,
	2008	2007
Weighted average number of common shares used for basic earnings per share	80,443	53,761
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	80,443	53,761

Anti-dilutive shares excluded from the above reconciliation	1,069	—

        As the Company incurred a loss for the year ended December 31, 2008, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(13) Stockholders' Equity

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the merger, the combined Company had 89,025,568 shares of common stock outstanding. At December 31, 2008, there were 88,995,572 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

(14) Stock-Based Compensation

        Upon consummation of the merger, the Company inherited several stock based compensation plans that had been adopted by Legacy FairPoint prior to the merger. As these plans were inherited on March 31, 2008, there is no impact reflected in the consolidated balance sheets or consolidated statements of operations for periods prior to March 31, 2008.

        Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). At December 31, 2008, the Company had $2.8 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company's five stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.6 years. Compensation cost for awards is recognized on a straight-line basis over the requisite service period of each award. Any future share awards under any of these plans will be made using newly

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	For The Year ended December 31,
	2008	2007	2006
Amounts charged against income, before income tax benefit	$4,408	$—	$—
Amount of related income tax benefit recognized in income	(1,758)	—	—

Total net income impact	$2,650	$—	$—

(a) 1998 Stock Incentive Plan

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

        Pursuant to the terms of the grant, options granted in 1998 and 1999 would have become exercisable only in the event that the Company was sold, an initial public offering of the Company's common stock resulted in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, were to have occurred. The number of options that would have become ultimately exercisable also depended upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. The initial public offering did not trigger exercisability of these options.

        In February 2007, all the options outstanding under the 1998 Plan were cancelled, except the 47,373 options with a $36.94 exercise price. This cancellation was triggered by certain events noted in the 1998 Plan.

        These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). As of December 31, 2008, options to purchase 47,373 shares of common stock were outstanding with a weighted average exercise price of $36.94. These remaining options outstanding are time-based vesting only and are fully vested and exercisable as of December 31, 2008.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

        Stock option activity under the 1998 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2008	47,373	36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	47,373	$36.94

Stock options available for grant at December 31, 2008	—

Options outstanding				Options exercisable
Exercise price	Number outstanding at December 31, 2008	Remaining contractual life (years)	Aggregate Intrinsic Value (In thousands)	Number exercisable at December 31, 2008
$36.94	47,373	3.0	—	47,373

        The outstanding options have no aggregate intrinsic value based on the closing price of the Company's stock of $3.28 on December 31, 2008.

(b) 2000 Employee Stock Incentive Plan

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

        Under the 2000 Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees were granted options to purchase common stock at exercise prices not less than the market value of the Company's common stock at the date of grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company can cancel each option in exchange for a payment in cash of an amount equal to the excess of the fair value of the shares over the exercise price for such option. The Company has not previously exercised this right and does not currently intend to exercise this right in the future.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

        The 2000 Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Company is accounting for these awards under the prospective method under SFAS 123(R).

        Stock option activity under the 2000 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2008	208,687	$36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	208,687	$36.94

Stock options available for grant at December 31, 2008	—

        The remaining contractual life for the options outstanding at December 31, 2008 was 3.8 years, and 208,687 options were exercisable. Based upon the fair market value of the stock as of December 31, 2008 of $3.28, these options do not have any intrinsic value.

        As of March 31, 2008, there were 6,957 stock units outstanding with a grant date fair value per share of $32.51. During 2008, 1,703 stock units were forfeited and 5,254 stock units vested and were converted to common shares. No unvested awards remained as of December 31, 2008. The intrinsic value of the 5,254 stock units that vested during 2008 was $0.1 million.

(c) 2005 Stock Incentive Plan

        In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the 2005 Plan). The 2005 Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company's board of directors and certain key members of the Company's management. Shares granted to employees under the 2005 Plan vest over periods ranging from three to four years and certain of these shares pay current dividends.

        In March 2006, the Company's board of directors approved the grant of an additional 100,000 shares to the Company's chief executive officer. These shares were granted under the 2005 Plan in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008. These shares are considered to have been granted in March 2006 under SFAS 123(R) at a grant date fair value of $14.02 per share.

        In 2005, the Company's board of directors approved an annual award to each of the Company's non-employee directors in the form of non-vested stock or stock units, at the recipient's option, issued under the 2005 Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

following table presents information regarding stock units granted to non-employee directors under the 2005 Plan (including stock units granted in lieu of dividends):

Stock units	Units outstanding	Weighted average grant date fair value per share
Outstanding at March 31, 2008	29,544	$15.04
Granted	43,965	6.74
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2008	73,509	$13.21

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

        The following table presents information regarding non-vested stock granted to employees under the 2005 Plan:

Non-vested stock	Shares outstanding	Weighted average grant date fair value per share
Non-vested at March 31, 2008	412,807	$16.88
Granted	—	—
Vested	(164,296)	18.28
Forfeited	(85,250)	17.25

Non-vested at December 31, 2008	163,261	$15.27

        The weighted average fair value of the 164,296 shares that vested in 2008 was $7.52 per share.

(d) 2008 Long Term Incentive Plan

        In March 2008, the Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the 2008 Plan). The 2008 Plan provides for the grant of up to 9,500,000 shares of non-vested stock, stock units and stock options to members of the Company's board of directors and certain key members of the Company's management. Shares granted to employees under the 2008 Plan vest over periods ranging from two to three years and certain of these shares pay current dividends. At December 31, 2008, up to 9,450,000 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2008 Plan.

        On March 27, 2008, the Company's compensation committee approved the award of Performance Units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2008 and for the performance period beginning April 1, 2008 and ending December 31, 2009, in each case to certain key employees. As of December 31, 2008 no shares have been issued under these grants.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

        On June 18, 2008, the Company's compensation committee approved the award of Performance Units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2010 to certain key employees. As of December 31, 2008, no shares have been issued under this grant.

        The following table presents information regarding non-vested stock granted to employees under the 2008 Plan:

Non-vested stock	Shares outstanding	Weighted average grant date fair value per share
Non-vested at March 31, 2008	—	$—
Granted	50,000	8.45
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2008	50,000	$8.45

(e) Verizon Northern New England Business Stock-based Compensations Plans

        Prior to the merger, the Verizon Northern New England business participated in the Verizon Communications Long Term Incentive Plan (the Verizon Plan). The Verizon Plan permitted the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance share units and other awards.

  Restricted Stock Units

        The Verizon Plan provided for grants of restricted stock units (RSUs) that vested at the end of the third year of the grant. The RSUs are classified as liability awards in the balance sheets for all periods prior to the merger, because the RSUs were paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period prior to the merger and, therefore, fluctuated based on the price of Verizon's stock.

  Performance Share Units

        The Verizon Plan also provided for grants of performance share units (PSUs) that vested at the end of the third year after the grant. The target award was determined at the beginning of the period and could increase (to a maximum 200% of the target) or decrease (to zero) based on Total Shareholder Return (TSR). At the end of the period, the PSU payment was determined by comparing Verizon's TSR to the TSR of a predetermined peer group and the S&P 500 companies. All payments were subject to approval by the Verizon Board's Human Resources Committee. The PSUs are classified as liability awards in the balance sheets for all periods prior to the merger, because the PSU awards were paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period prior to the merger and, therefore, fluctuated based on the price of Verizon's stock as well as Verizon's TSR relative to the peer group's TSR and S&P 500 TSR.

  Stock Options

        The Verizon Plan provided for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant had a 10-year life, vesting equally over a three-year period, starting at the date of the grant. The Verizon Northern New England business has not granted new stock options since 2004.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(14) Stock-Based Compensation (Continued)

        The structure of Verizon's stock incentive plans did not provide for the separate determination of certain disclosures for the Verizon Northern New England business. The costs associated with such plans were allocated to the Verizon Northern New England business as part of the general allocations and were not relevant on a participant basis. The disclosures omitted are the rollforward of stock option activity, the assumptions used in the Black-Scholes valuation and information about the range of exercise prices for outstanding and exercisable options.

        After-tax compensation expense for stock options and other stock-based compensation included in net income as reported for the years ended December 31, 2007 and 2006 was not material.

(15) Transactions with Affiliates

        The Verizon Northern New England business' financial statements for periods prior to the merger include the following transactions with Verizon and related subsidiaries:

        The Verizon Northern New England business' operating revenue includes transactions with Verizon for the provision of local telephone services, network access, billing and collection services, interconnection agreements and the rental of facilities and equipment. These services were reimbursed by Verizon based on tariffed rates, market prices, negotiated contract terms that approximated market rates, or actual costs incurred by the Verizon Northern New England business.

        The Verizon Northern New England business reimbursed Verizon for specific goods and services it provided to, or arranged for, the Verizon Northern New England business based on tariffed rates, market prices or negotiated terms that approximated market rates. These goods and services included items such as communications and data processing services, office space, professional fees and insurance coverage.

        The Verizon Northern New England business also reimbursed Verizon for the Verizon Northern New England business' share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees or groups of employees who were totally or partially dedicated to performing activities that benefited the Verizon Northern New England business, in activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on the size of the Verizon Northern New England business relative to other Verizon subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. The Company also believes that these cost allocations are consistent with the nature and approximate amount of the costs that the Verizon Northern New England business would have incurred on a stand-alone basis.

        The Verizon Northern New England business also recognized an allocated portion of interest expense in connection with contractual agreements between the Verizon Companies and Verizon for the provision of short-term financing and cash management services. Verizon issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon's subsidiaries, including the Verizon Companies, and invests funds in temporary investments on their behalf. The Verizon Companies also recognized interest expense related to a promissory note held by Verizon.

        The affiliate operating revenue and expense amounts do not include affiliate transactions between Verizon and VLD's, VOL's and VSSI's operations in Maine, New Hampshire and Vermont. Because the Verizon Northern New England business' operating expenses associated with VLD, VOL, and VSSI

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(15) Transactions with Affiliates (Continued)

were determined predominantly through allocations, separate identification of the affiliate transactions was not readily available.

(16) Quarterly Financial Information (Unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2008:
Revenue	$282,414	$344,690	$328,255	$319,260
Net income (loss)	9,543	23,114	(25,109)	(76,073)
Earnings (loss) per share
Basic	0.18	0.26	(0.28)	(0.85)
Diluted	0.18	0.26	(0.28)	(0.85)
2007:
Revenue	$297,950	$299,406	$306,258	$293,851
Net income (loss)	14,438	10,311	13,810	(5,729)
Earnings per share
Basic	0.27	0.19	0.26	(0.11)
Diluted	0.27	0.19	0.26	(0.11)

(17) Fair Value Measurements

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

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2008 (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements(1)	(82,955)	—	(82,955)	—

(1)
Fair value of interest rate swaps at December 31, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of December 31, 2008. See note 7 for more information.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(18) Revenue Concentrations

        As of December 31, 2008, approximately 87% of the Company's access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration in any of these markets could result in a decrease in demand for the Company's services and resulting loss of access lines which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

        In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.

(19) Commitments and Contingencies

(a) Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2008 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2009	$3,327	$7,127
2010	3,075	6,143
2011	1,978	5,265
2012	1,803	4,043
2013	1,603	2,656
Thereafter	1,682	1,708

Total minimum lease payments	$13,468	$26,942

Less interest and executory costs	(3,715)

Present value of minimum lease payments	9,753
Less current installments	(2,231)

Long-term obligations at December 31, 2008	7,522

        Total rent expense was $30.1 million, $63.2 million, and $66.0 million in 2008, 2007 and 2006, respectively.

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

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(20) Subsequent Events

  Credit Agreement Amendment

        On January 21, 2009, the Company entered into an Amendment, Waiver, Resignation and Appointment Agreement with Lehman Commercial Paper Inc. ("LCPI"), as resigning administrative agent, collateral agent and swingline lender, Bank of America, N.A. ("Bank of America"), as syndication agent and as successor administrative agent, collateral agent and swingline lender, and certain other financial institutions party thereto (the "Amendment"). The Amendment, among other things, amends the senior secured credit facility, dated March 31, 2008, among the Company and the financial institutions named therein (the "credit agreement").

        Pursuant to the Amendment, LCPI resigned as administrative agent, collateral agent and swingline lender under the credit agreement and related documents and Bank of America was appointed as successor administrative agent, collateral agent and swingline lender.

        The Amendment also:

  •
  Terminates LCPI's approximately $30 million unfunded commitment under the revolving facility of the credit agreement (the "revolving facility") and changes LCPI's existing pro rata share of the drawn revolving loans under the revolving facility into a new loan, aggregating approximately $30 million, which will be due in a single payment on the maturity date of the revolving facility (the "new Lehman loan"). The interest rate applicable to the new Lehman loan is equal to the interest rate applicable to loans under the revolving facility.

  •
  Allows the Company and/or lenders holding a certain percentage of the loans and commitments under the credit agreement to remove any agent that is deemed to be a "defaulting lender" (a designation given to a lender that breaches certain of its obligations under the credit agreement or as to which certain circumstances exist relating to the financial wherewithal or stability of such a lender).

  •
  Permits the repurchase of the Company's 13 1/8% senior notes due 2018, subject to certain conditions, including, without limitation, compliance with the Company's tax sharing agreement with Verizon Communications Inc., and provides that the amount of cash used to make any such repurchase will reduce the amount of cumulative distributable cash (as defined in the credit agreement) available for the payment of cash dividends or share repurchases and will reduce excess cash flow (as defined in the credit agreement).

  •
  Clarifies that if at any time the Company reduces or suspends the quarterly dividend payable on its common stock, the Company may increase the dividend back to the per share amount paid by it on October 17, 2008, subject to the satisfaction of certain conditions precedent to the payment of dividends.

  Transition Agreement

        On January 30, 2009, the Company entered into a Transition Agreement (the "transition agreement") with Verizon and certain of its subsidiaries. The transition agreement was executed in connection with the cutover of certain back office systems, as contemplated by the Transition Services Agreement. The Transition Services Agreement and related agreements required the Company to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at cutover with the balance related to the purchase of certain internet access hardware.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(20) Subsequent Events (Continued)

        Pursuant to the transition agreement:

  •
  Verizon New England accelerated its payments totaling $30.0 million that could have been owed to the Company for certain potential line losses in New Hampshire (the "line loss payment"). The $30 million line loss payment was applied as a credit against the $34.0 million one-time fee owed at cutover by the Company to Verizon Information Technologies LLC under the transition services agreement. The line loss payments were contemplated by an order of the New Hampshire Public Utilities Commission issued on February 25, 2008. The order required that Verizon pay $15 million to the Company on March 31, 2009 and also pay $15 million to the Company on March 31, 2010 if certain conditions were met. Verizon agreed that this line loss payment is not refundable to Verizon, regardless of whether the conditions to its payment set forth in the order are met.

  •
  Verizon provided additional credits totaling approximately $7.7 million (including $7.5 million related to the purchase of certain internet access hardware and $0.2 million related to other fees) against the total payments due in the first quarter of 2009 from the Company to Verizon.

  •
  On February 20, 2009, the Company made a final payment to Verizon Technologies of approximately $7.7 million in respect of amounts owed under the transition services agreement and for the internet access hardware referred to above.

  Draw Down of Revolving Credit Facility

        On January 27, 2009, the Company borrowed $50 million of the remaining monies under the revolving credit facility. Following this borrowing, the remaining amount available under the revolving credit facility is $4.7 million, net of outstanding letters of credit.

  Dividends

        On March 4, 2009, the Company's board of directors voted to suspend the quarterly dividend.

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

        Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (i) are effective to ensure that information required to be disclosed by us in this Annual Report has been recorded, processed, summarized and reported within the time periods specified in the rules of the SEC and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principle financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles ("GAAP").

        Due to the significance of the merger and the resulting material changes required with respect to our internal control over financial reporting that occurred during 2008, we were unable perform an assessment of our internal control over financial reporting as of December 31, 2008, and thus are not filing a report on management's assessment of internal control over financial reporting as of December 31, 2008. However, we expect to perform an assessment of our internal control over financial reporting and file a report on management's assessment of internal control over financial reporting for the year ended December 31, 2009.

        In connection with the merger, we are in the process of significantly expanding our internal control over financial reporting in order to encompass the new internal control structure associated with our Northern New England operations. Accordingly, we are developing a significant number of new processes, systems and related controls governing various aspects of our financial reporting process, particularly relating to our Northern New England operations and the consolidation of our Northern New England operations with Legacy FairPoint's operations. The processes we are developing include, but are not limited to, information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax, general ledger accounting and external reporting.

        Going forward, our system of internal control over financial reporting is expected to include those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In addition, this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

        Although these changes have been significant, management does not believe that these changes have negatively affected our internal control over financial reporting.

(c) Changes in Internal Controls

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Items 401, 405, 406, 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by Items 201(d) and 403 of Regulation S-K under the Securities Act is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Items 404 and 407(a) of Regulation S-K under the Securities Act is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to the Company's definitive proxy statement to be filed not later than April 30, 2009 with the SEC pursuant to Regulation 14A under the Exchange Act.

 PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

        The financial statements filed as part of this Annual Report are listed in the index to the financial statements under "Item 8. Financial Statements and Supplementary Data" in this Annual Report, which index to the financial statements is incorporated herein by reference.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: March 5, 2009	By:	/s/ EUGENE B. JOHNSON
Name: Eugene B. Johnson Title: Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ EUGENE B. JOHNSON Eugene B. Johnson	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 5, 2009
/s/ ALFRED C. GIAMMARINO Alfred C. Giammarino	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2009
/s/ LISA R. HOOD Lisa R. Hood	Controller (Principal Accounting Officer)	March 5, 2009
/s/ PATRICIA GARRISON-CORBIN Patricia Garrison-Corbin	Director	March 5, 2009
/s/ THOMAS F. GILBANE, JR. Thomas F. Gilbane, Jr.	Director	March 5, 2009
/s/ DAVID L. HAUSER David L. Hauser	Director	March 5, 2009
/s/ ROBERT A. KENNEDY Robert A. Kennedy	Director	March 5, 2009
/s/ ROBERT S. LILIEN Robert S. Lilien	Director	March 5, 2009
/s/ CLAUDE C. LILLY Claude C. Lilly	Director	March 5, 2009
/s/ JANE E. NEWMAN Jane E. Newman	Director	March 5, 2009
/s/ MICHAEL R. TUTTLE Michael R. Tuttle	Director	March 5, 2009

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(1)
2.14
Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC(6)
2.15	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(1)
2.16	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(3)

Exhibit No.	Description
2.17	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(5)
2.18	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(7)
2.19	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.21	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(9)
2.22	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(10)
2.23	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
2.24	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.25	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.26	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.27	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.28	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.29	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.30
Transition Agreement, dated as of January 30, 2009, by and among Verizon Communications Inc., Verizon New England Inc., Verizon Information Technologies LLC, FairPoint, Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc.*
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(11)
3.2	Amended and Restated By Laws of FairPoint.(11)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(12)
4.2
Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(11)
4.3	Form of Initial Senior Note due 2010.(12)

Exhibit No.	Description
4.4	Form of Exchange Senior Note due 2010.(12)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)
4.7	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.8	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(6)
10.1
Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(6)
10.2	Amendment, Waiver, Resignation and Appointment Agreement, dated as of January 21, 2009, by and among FairPoint, lenders party thereto, Lehman Commercial Paper Inc. and Bank of America, N.A.(13)
10.3
Subsidiary Guaranty, dated as of March 31, 2008, by and among FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Logistics, Inc. and Lehman Commercial Paper Inc.(6)
10.4
Pledge Agreement, dated as of March 31, 2008, by and among FairPoint, MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Broadband, Inc., FairPoint Logistics, Inc., Enhanced Communications of Northern New England, Inc., Utilities, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., St. Joe Communications, Inc., Ravenswood Communications, Inc., Unite Communications Systems, Inc. and Lehman Commercial Paper Inc.(6)
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(14)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(15)
10.8	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(16)
10.9	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(16)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Alfred C. Giammarino.(17)
10.11	FairPoint Amended and Restated 1998 Stock Incentive Plan.(18)
10.12	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(19)

Exhibit No.	Description
10.13	FairPoint 2005 Stock Incentive Plan.(11)
10.14	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(20)
10.15	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.16	Nonqualified Deferred Compensation Adoption Agreement.*
10.17	Nonqualified Deferred Compensation Plan Document.*
10.18	Form of February 2005 Restricted Stock Agreement.(21)
10.19	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(22)
10.20	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(22)
10.21	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(23)
10.22	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(17)
10.23	Form of Performance Unit Award Agreement 2008 Award.(24)
10.24	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(15)
10.25	Form of Performance Unit Award Agreement 2008-2010 Award.(20)
10.26	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(25)
10.27	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.28	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(26)
10.29	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.30	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).
14.1	FairPoint Code of Business Conduct and Ethics.(27)
14.2	FairPoint Code of Ethics for Financial Professionals.(11)
21	Subsidiaries of FairPoint.(24)
23.1	Consent of Ernst & Young LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

Exhibit No.	Description
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(28)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(29)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(13)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 22, 2009.

(14)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 1, 2008.

(16)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(17)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2008.

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

(24)
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