Form 10-Q
period 2009-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2009-05-05
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of April 24, 2009, there were 89,496,847 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

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

  •
  our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

  •
  anticipated business development activities and future capital expenditures;

  •
  financing sources and availability, and future interest expense;

  •
  the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the merger;

  •
  our dividend policy and expectations regarding dividend payments;

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

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

        Except as otherwise required by the context, references in this Quarterly Report to:

  •
  "FairPoint," the "Company," "our company," "we," "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. ("Spinco"), a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "merger";

  •
  "Northern New England operations" refers to the local exchange business acquired from Verizon and all of its subsidiaries after giving effect to the merger;

  •
  "Legacy FairPoint" refers to FairPoint Communications, Inc. exclusive of our acquired Northern New England operations; and

  •
  "Verizon Northern New England business" refers to the local exchange business of Verizon New England Inc. ("Verizon New England") in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership) (collectively, the "Verizon Group") related long distance and Internet service provider business in those states prior to the merger.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash	$92,542	$70,325
Restricted cash	4,407	8,144
Accounts receivable, net	192,403	173,589
Materials and supplies	36,032	38,694
Other	26,802	28,747
Deferred income tax, net	33,792	31,418

Total current assets	385,978	350,917

Property, plant, and equipment, net	2,014,700	2,013,515
Intangibles assets, net	228,748	234,481
Prepaid pension asset	9,225	8,708
Debt issue costs, net	24,695	26,047
Restricted cash	50,796	60,359
Other assets	16,470	21,094
Goodwill	595,120	619,372

Total assets	$3,325,732	$3,334,493

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$45,000	$45,000
Current portion of capital lease obligations	1,999	2,231
Accounts payable	169,993	147,778
Dividends payable	—	23,008
Accrued interest payable	36,634	18,844
Interest rate swaps	39,860	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	70,556	70,887

Total current liabilities	364,042	368,022

Long-term liabilities:
Capital lease obligations	7,107	7,522
Accrued pension obligation	48,154	46,801
Employee benefit obligations	233,012	225,840
Deferred income taxes	128,862	154,757
Unamortized investment tax credits	5,204	5,339
Other long-term liabilities	28,332	35,492
Long-term debt, net of current portion	2,464,306	2,425,253
Interest rate swap agreements	30,197	41,681

Total long-term liabilities	2,945,174	2,942,685

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,498,336 shares at March 31, 2009 and 88,995,572 shares at December 31, 2008	895	890
Additional paid-in capital	735,865	735,719
Retained earnings (deficit)	(587,096)	(578,319)
Accumulated other comprehensive loss	(133,148)	(134,504)

Total stockholders' equity	16,516	23,786

Total liabilities and stockholders' equity	$3,325,732	$3,334,493

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenues	$311,630	$282,414

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	145,147	135,837
Selling, general and administrative expense, excluding depreciation and amortization	92,412	63,116
Depreciation and amortization	67,867	53,925

Total operating expenses	305,426	252,878

Income from operations	6,204	29,536

Other income (expense):
Interest expense	(53,479)	(14,522)
Gain on derivative instruments	12,898	—
Gain on early retirement of debt	4,863	—
Other	15,915	986

Total other expense	(19,803)	(13,536)

Income (loss) before income taxes	(13,599)	16,000
Income tax (expense) benefit	4,822	(6,457)

Net income (loss)	$(8,777)	$9,543

Weighted average shares outstanding:
Basic	89,151	53,761

Diluted	89,151	53,761

Earnings per share:
Basic	$(0.10)	$0.18

Diluted	(0.10)	0.18

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss	—	—	—	(8,777)	—	(8,777)
Issuance of 2008 Interim Awards	502	5	—	—	—	5
Stock based compensation expense	—	—	146	—	—	146
Employee benefit adjustment to comprehensive income	—	—	—	—	1,356	1,356

Balance at March 31, 2009	89,498	$895	$735,865	$(587,096)	$(133,148)	$16,516

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2009	2008
Net (loss) income	$(8,777)	$9,543

Other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans (net of $0.9 million taxes)	1,356	—

Total other comprehensive loss	1,356	—

Comprehensive (loss) income	$(7,421)	$9,543

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(8,777)	$9,543

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(4,925)	16,021
Provision for uncollectible revenue	5,569	3,874
Depreciation and amortization	67,867	53,925
SFAS 106 post-retirement accruals	7,732	22,522
Gain on derivative instruments	(12,898)	—
Gain on early retirement of debt	(4,863)	—
Other non cash items	2,557	(27,956)
Changes in assets and liabilities arising from operations:
Accounts receivable	(22,201)	(8,067)
Prepaid and other assets	2,068	(20,332)
Accounts payable and accrued liabilities	14,126	(37,870)
Other assets and liabilities, net	(176)	(11,956)

Total adjustments	54,856	(9,839)

Net cash provided by (used in) operating activities	46,079	(296)

Cash flows from investing activities:
Acquired cash balance, net	—	11,552
Net capital additions	(57,660)	(24,604)
Net proceeds from sales of investments and other assets	110	—

Net cash used in investing activities	(57,550)	(13,052)

Cash flows from financing activities:
Loan origination costs	(494)	(29,238)
Proceeds from issuance of long-term debt	50,000	1,635,500
Repayments of long-term debt	(5,475)	(685,441)
Contributions from Verizon	—	344,629
Restricted cash	13,300	(80,886)
Repayment of capital lease obligations	(647)	(255)
Dividends paid to stockholders	(22,996)	(1,160,000)

Net cash provided by financing activities	33,688	24,309

Net increase in cash	22,217	10,961
Cash, beginning of period	70,325	—

Cash, end of period	$92,542	$10,961

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	—	551,000

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint is the seventh largest telephone company in the United States based on the number of access lines as of March 31, 2009. FairPoint operates in 18 states with approximately 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2009.

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint stockholders. As a result, for the three months ended March 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the financial results of the Verizon Northern New England business only for such period.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common shares outstanding, par value, paid in capital and per share information for March 31, 2008 included herein has been retroactively restated to give effect to the merger.

  Historical Verizon Northern New England business

        The Verizon Northern New England business, prior to the merger, was comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company and Bell Atlantic Communications, referred to as VLD, Verizon Internet Services Inc. and GTE.Net LLC, referred to as VOL, and Verizon Select Services Inc., referred to as VSSI, collectively referred to as the Verizon Companies.

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

        The Verizon Northern New England business financial statements for all periods prior to the merger include the wireline-related businesses, Internet access, long distance and customer premises equipment services provided by the Verizon Northern New England business to customers in the states of Maine, New Hampshire and Vermont. All significant intercompany transactions have been

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting (Continued)

eliminated. The financial statements prior to the merger also include the assets, liabilities and expenses related to employees who supported the Verizon Northern New England business, some of whom remained employees of the Verizon Northern New England business following the acquisition of the Verizon Northern New England business by FairPoint rather than becoming employees of FairPoint.

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

(2) Accounting Policies

  (a)
  Use of Estimates

        The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

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

  (b)
  Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers. These charges are billed based on toll or access tariffs approved by the local state's public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the Federal Communications Commission (the "FCC").

        Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state public utilities commissions' rates for intrastate revenues or the FCC's approved separation rules and rates of return for interstate revenues. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates.

        Long distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. The majority of the Company's miscellaneous revenue is provided from billing and collection and directory services. The Company

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.

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

  (e)
  Restricted Cash

        As of March 31, 2008, the closing date of the merger, the Company had $80.9 million of restricted cash. The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million. As of March 31, 2009, the Company has released $27.3 million of the restricted cash for approved expenditures under the required projects. The Company forfeited an additional $0.5 million to the Vermont Public Service Board due to an inability to spend the full $12.5 million allocated for such projects in the 2008 calendar year. These expenditures have been partially offset by an increase of $1.4 million in restricted cash through March 31, 2009, due to interest earned on deposits. In addition, during the third quarter of 2008, the Company established another escrow account related to pending litigation totaling $0.8 million at March 31, 2009. As of March 31, 2009, the Company had $55.2 million of restricted cash of which $4.4 million is shown in current assets and $50.8 million is shown as a non-current asset on the Condensed Consolidated Balance Sheet.

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

        As a result of interest rate swap agreements, as of March 31, 2009, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates. The Company's ability to hedge its interest rate risk is dependent on the solvency of those banks with whom the Company enters into swap agreements.

  (h)
  Materials and Supplies

        Materials and supplies include new and reusable supplies and network equipment, which are stated principally at average original cost, except that specific costs are used in the case of large individual items.

  (i)
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

        At March 31, 2009 and December 31, 2008, accumulated depreciation for property, plant and equipment was $4.7 billion and $4.0 billion, respectively.

        The estimated asset lives used are presented in the following table:

Average Lives	Years
Buildings	45
Central office equipment	5–11
Outside communications plant
Copper cable	15–18
Fiber cable	25
Poles and conduit	30–50
Furniture, vehicles and other	3–15

        The Company believes that current estimated useful asset lives are reasonable. Such useful lives are subject to regular review and analysis. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves.

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

  (j)
  Long-Lived Assets

        Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.

  (k)
  Computer Software and Interest Costs

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services.

        Subsequent additions, modifications or upgrades to internal use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

        In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained in accordance with Financial Accounting Standard No. 34, Capitalization of Interest Cost ("FAS 34").

        On January 15, 2007, FairPoint entered into the Master Services Agreement, or MSA, with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of March 31, 2009, the Company had completed the application development stage of the project and was no longer recognizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of March 31, 2009, the Company had capitalized $98.6 million of costs under SOP 98-1 and an additional $6.9 million of interest costs under FAS 34. The application development stage of the project was completed on January 30, 2009.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with SOP 98-1.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

  (l)
  Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030.0 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the "term loan B facility, and together with the term loan A facility, the "term loan"), and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "delayed draw term loan"). The Company incurred $29.2 million of debt issue costs associated with the credit facility and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.

        On January 21, 2009, the Company entered into an amendment to the credit facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the revolving credit facility, totaling $30.0 million, were terminated and are no longer available to the Company. The Company incurred $0.5 million of debt issue costs associated with this amendment and began to amortize these costs over the remaining life of the loan.

        Concurrent with the amendment, the Company wrote off $0.8 million of the unamortized debt issue costs associated with the original credit facility, in accordance with EITF 98-14, Debtor's Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.

        As of March 31, 2009, the Company had capitalized debt issue and offering costs of $24.7 million, net of amortization.

  (m)
  Advertising Costs

        Advertising costs are expensed as they are incurred.

  (n)
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

        As of March 31, 2009, the Company had goodwill of $595.1 million.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At March 31, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504
Less accumulated amortization	(22,572)

Net customer lists	185,932

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	358
Less accumulated amortization	(358)

Net non-compete agreement	—

Trade names (indefinite life):
Gross carrying amount	42,816

Total intangible assets, net	$228,748

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $5.7 million for the three months ended March 31, 2009 and is expected to be approximately $22.6 million per year.

  (o)
  Accounting for Income Taxes

        The Company accounts for income taxes for interim periods in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS 109") and FASB Interpretation ("FIN") No. 18 "Accounting for Income Taxes in Interim Periods" ("FIN 18"). FIN 18 requires the tax (or benefit) related to ordinary income (or loss) to be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items to be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated.

        This process involves estimating the actual current tax exposure and assessing temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's condensed consolidated balance sheets. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes the recovery is not likely, it must establish a valuation allowance. Further, to the extent that the Company establishes a valuation allowance or increases this allowance in a financial accounting period, the Company must include a tax provision, or reduce its tax benefit in the condensed consolidated statement of operations. In performing the assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. The Company uses its judgment to determine its provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

  (p)
  Stock-based Compensation Plans

        The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment (SFAS No. 123(R)), which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of SFAS No. 123(R) using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company.

        On March 3, 2009, the Company's compensation committee approved the award of performance units under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period beginning January 1, 2009 and ending December 31, 2011 to certain key employees. As of March 31, 2009, no shares of common stock had been issued pursuant to these grants.

  (q)
  Employee Benefit Plans

        The Company accounts for pensions and other post-retirement benefit plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS No. 158). SFAS No. 158 requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. SFAS No. 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end.

  (r)
  Business Segments

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company consists of retail and wholesale telecommunications services, including local telephone, high speed Internet, long distance and other services in 18 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

  (s)
  Purchase Accounting

        The Company recognizes the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have any impact on the Company's consolidated results of operations and financial position.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles, ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have any impact on the Company's consolidated results of operations and financial position.

(4) Dividends

        On December 5, 2008, the Company declared a dividend of $0.2575 per share of common stock, which was paid on January 16, 2009 to holders of record as of December 31, 2008.

        On March 4, 2009, the Company's board of directors voted to suspend the quarterly dividend on the Company's common stock.

(5) Acquisitions and Dispositions

        On March 31, 2008, the Company completed the merger with Spinco. The merger was accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Verizon's stockholders owned a majority of the shares of the combined Company following the merger. The merger consideration was $316.3 million. Spinco was a wholly-owned subsidiary of Verizon that owned Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont.

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

  •
  a special cash payment of $1,160.0 million to the Verizon Group; and

  •
  the issuance by Spinco to the Verizon Group of the senior notes with an aggregate principal value of $551.0 million, issued at a discount of $11.2 million (the "notes").

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

        The merger was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint were recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint's results of operations have been included in the Company's consolidated financial statements from the date of acquisition. During the first quarter of 2009, the Company recorded an adjustment to its deferred tax account which decreased the excess of the purchase price over fair value by $24.3 million. Based upon the Company's purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $846.8 million. The Company recorded an intangible asset related to the acquired customer relationships of $208.5 million, an intangible asset related to trade names of $42.8 million and an intangible asset related to a non-compete agreement of $0.4 million. The remaining $595.1 million was recognized as goodwill. The estimated weighted average useful lives of the intangible assets are

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

9.7 years for the customer relationships, one year for the non-compete agreement and trade names have an indefinite useful life.

        The allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,401
Current assets	57,178
Property, plant and equipment	303,261
Investments	8,748
Excess cost over fair value of net assets acquired	595,120
Intangible assets	251,678
Other assets	127,034
Current liabilities	(179,146)
Long-term debt	(687,491)
Other liabilities	(171,493)

Total net purchase price	$316,290

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger and related transactions had been consummated on January 1, 2008. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

Pro forma three months ended March 31, 2008
(unaudited)
Revenue	$349,418
Loss from continuing operations	(9,514)
Net loss	(9,514)
Earnings per common share from continuing operations:
Basic	$(0.11)
Diluted	(0.11)
Earnings per common share:
Basic	$(0.11)
Diluted	(0.11)

(6) Income Taxes

        For the three months ended March 31, 2009, the Company recorded income tax benefit of $4.8 million resulting in an effective tax rate of 35.5% compared to Spinco's effective tax rate of 40.4% for the three months ended March 31, 2008. The reduction in rate resulted primarily from additional

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

tax expense resulting from the vesting of certain restricted stock awards during the three month period ended March 31, 2009.

        The Company adopted FIN 48 Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 ("FIN 48") on January 1, 2007. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under FIN 48 are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of FIN 48 did not have a material impact on the Company's financial position or results of operations.

        FIN 48 requires the Company to apply a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $8.6 million as of March 31, 2009 and December 31, 2008. Of the $8.6 million of unrecognized tax benefits at March 31, 2009, $1.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2009, there was a $0.1 million increase in interest and penalties. As of March 31, 2009, cumulative interest and penalties totaled $1.3 million, net of tax.

        At March 31, 2009, the Company had federal and state net operating loss carryforwards of $373.3 million that will expire from 2019 to 2028. At March 31, 2009, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The merger (see Note 5) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

        The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, and with various state and local governments. The Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. As of March 31, 2009, Spinco was under IRS audit for the 2004 through 2006 fiscal years. Management believes that the Company has adequately provided for any adjustments that may arise from these audits.

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

        As a result of the merger, the Company reassessed the accounting treatment of its swaps and determined that, beginning on April 1, 2008, these swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. As a result of these swap agreements, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of March 31, 2009. At March 31, 2009, the fair market value of these swaps was a net liability of approximately $70.1 million, of which $39.9 million

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

has been included in current liabilities and $30.2 million has been included in long-term liabilities. The Company has recognized a $12.9 million gain on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months ended March 31, 2009.

        The following table summarizes the location and fair value of the Company's derivative instruments in the condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008 (in thousands):

	Fair Value of Liability Derivatives at
	March 31, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts located within the balance sheet caption:
Current liabilities—Interest rate swaps	$39,860	$41,274
Long-term liabilities—Interest rate swaps	30,197	41,681

Total derivatives not designated as hedging instruments under SFAS 133	$70,057	$82,955

        The following table summarizes the location and amount of gains on the Company's derivative instruments in the condensed consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008 (in thousands):

		Amount of Gain Recognized in Income on Derivatives Three months ended March 31,
	Location of Gain Recognized in Income on Derivatives
		2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Gain on derivative instruments	$12,898	$—

Total derivatives not designated as hedging instruments under SFAS 133		$12,898	$—

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt

        Long term debt for the Company at March 31, 2009 and December 31, 2008 is shown below (in thousands):

	March 31, 2009	December 31, 2008
Senior secured credit facility, variable rates ranging from 3.06% to 5.75% (weighted average rate of 4.89%) at March 31, 2009, due 2014 to 2015	$1,976,700	$1,930,000
Senior notes, 13.125%, due 2018	543,050	551,000
Discount on senior notes, 13.125%, due 2018	(10,444)	(10,747)

Total outstanding long-term debt	2,509,306	2,470,253
Less current portion	(45,000)	(45,000)

Total long-term debt, net of current portion	$2,464,306	$2,425,253

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2009 are as follows (in thousands):

Quarter ending March 31,
2010	$45,000
2011	45,000
2012	63,300
2013	63,300
2014	349,900
Thereafter	1,953,250

$2,519,750

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

(8) Long Term Debt (Continued)

agent. In addition, the resigning administrative agent's undrawn loan commitments under the revolving credit facility, totaling $30.0 million, were terminated and are no longer available to the Company.

        As of March 31, 2009, the Company had borrowed $150.0 million under the revolving credit facility. Accordingly, as of March 31, 2009 the remaining amount available under the revolving credit facility was $4.7 million, net of outstanding letters of credit. As of March 31, 2009, the Company also had pending commitments for additional letters of credit totaling $3.7 million.

        The revolving credit facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the Company. The credit facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the credit facility and/or their affiliates. As of March 31, 2009, letters of credit had been issued for $15.3 million.

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

        The Company's effective interest rate, which includes the impact of interest rate swaps, as of March 31, 2009 is 8.54%.

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

(8) Long Term Debt (Continued)

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

        As of March 31, 2009, the Company was in compliance with all of the financial covenants contained in the credit facility. However, the continuing adverse general economic conditions, the operational difficulties experienced following the cutover to the Company's new platform of systems for the Northern New England operations, the additional incremental costs incurred to operate the business following the cutover and the resulting inability to fully execute on its 2009 operating plan and compete effectively in the marketplace are causing the Company to be at risk of failing to comply with the interest coverage covenant contained in the credit facility as early as the covenant measurement period ending June 30, 2009. If a default occurs, the lenders would be permitted to accelerate the maturity of the loans outstanding under the credit facility, to seek to foreclose upon any collateral securing such loans and to terminate any commitments of the lenders to lend to the Company. In the event of noncompliance, the Company would seek to obtain a waiver from its lenders or seek to amend the covenants. There can be no assurance that such a waiver or amendment could be obtained at all or on terms, including any costs or fees associated therewith, reasonably acceptable to the Company in light of the Company's current liquidity position and expected future cash flows.

        The credit agreement also contains restrictions on the Company's ability to pay dividends on or repurchase its common stock.

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

(8) Long Term Debt (Continued)

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

        On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of the notes. The notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The notes were issued at a discount and, accordingly, at the date of their distribution, the notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

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

        The indenture governing the notes also restricts the Company's ability to pay dividends on or repurchase its common stock under certain circumstances.

        During the three months ended March 31, 2009, the Company repurchased $8.0 million aggregate principal amount of the notes for an aggregate purchase price of $2.2 million in cash. In addition, the Company prepaid $3.3 million of principal under the term loan A facility of its credit facility. In total, the Company retired $11.3 million of outstanding debt during the three months ended March 31, 2009.

(9) Employee Benefit Plans

        The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2008, in accordance with SFAS No. 158. This measurement is based on a 5.99% discount rate, as well as certain other valuation assumption modifications.

        Prior to the merger, the Verizon Northern New England business participated in Verizon's benefit plans. Verizon maintained noncontributory defined benefit pension plans for many of its employees. The post-retirement health care and life insurance plans for the Verizon Northern New England business' retirees and their dependents were both contributory and noncontributory and included a limit on the Companies' share of cost for recent and future retirees. The Verizon Northern New England business also sponsored defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. A measurement date of December 31 was used for the pension and post-retirement health care and life insurance plans.

        The structure of Verizon's benefit plans did not provide for the separate attribution of the related pension and post-retirement assets and obligations at the Verizon Northern New England business level. Because there was not a separate plan for the Verizon Northern New England business, the annual income and expense related to such assets and obligations were allocated to the Verizon

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

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

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three months ended March 31, 2009 are presented below.

In Millions	Qualified Pension	Post-retirement Health
Service cost	$2,736	$3,176
Interest cost	3,280	3,284
Expected return on plan assets	(5,179)	—
Amortization of prior service cost	363	1,073
Amortization of actuarial (gain) loss	156	664

Net periodic benefit cost	$1,356	$8,197

        In 2009, the Company does not expect to make a contribution to the qualified pension plans, but it does expect to incur $0.6 million in post-retirement healthcare plan expenditures.

        For the three months ended March 31, 2009, the actual loss on the pension plan assets has been approximately 12.2%. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost may increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

        Pension plan assets at March 31, 2009 include an additional transfer of assets from Verizon, estimated to be between $38.5 and $50.0 million as of December 31, 2008, pending final actuarial settlement. For purposes of determining fair value of plan assets at March 31, 2009, the Company has assumed a final transfer of $38.5 million. The final transfer will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and an employee matters agreement with Verizon. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The $38.5 million transfer included in plan assets assumes a 20.0% loss on these assets from March 31, 2008 through December 31, 2008. The final asset transfer will include investment return or loss on the final transfer amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the three months ended March 31, 2009, the Company generally matched in the Legacy FairPoint 401(k) plans 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6% or as otherwise required by the relevant collective bargaining agreement; in the Northern New England 401(k) management plan an amount equal to 100% of each employee's contribution up to 6% of base compensation, plus, depending on Company performance, an additional discretionary match of up to 50% of the next 3% of base compensation; and in the Northern New England 401(k) plan for union associates an amount equal to 82% of each employee's contribution up to 6% of base compensation. Total Company contributions to all 401(k) Plans were $2.4 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively.

        Effective for the first full payroll period in April 2009, matching contributions made to the Company's 401(k) plans for certain employees may be made in the form of the Company's common stock. Generally, each participant in these plans would receive a dollar-for-dollar match of FairPoint stock up to five percent of the participant's eligible compensation. Certain participants in the Company's 401(k) plans who are covered by collective bargaining agreements will continue to have their Company matching contributions determined under the prior formula and paid in cash.

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2009	December 31, 2008
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(133,148)	$(134,504)

Total accumulated other comprehensive loss	$(133,148)	$(134,504)

        Other Comprehensive Loss for the three months ended March 31, 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss. Defined benefit pension and post-retirement plan activity during the three months ended March 31, 2008 included $49.5 million (net of $32.8 million taxes) in connection with the merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon merger.

(11) Earnings Per Share

        Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(11) Earnings Per Share (Continued)

diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. The weighted average number of common shares outstanding for all periods presented has been restated to reflect the issuance of 53,760,623 shares to the stockholders of Spinco in connection with the merger.

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended March 31,
	2009	2008
Weighted average number of common shares used for basic earnings per share	89,151	53,761
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,151	53,761

Anti-dilutive shares excluded from the above reconciliation	990	—

        Since the Company incurred a loss for the three months ended March 31, 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the merger, the combined Company had 89,025,568 shares of common stock outstanding. At March 31, 2009, there were 89,498,336 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

(13) Transactions with Affiliates

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

(13) Transactions with Affiliates (Continued)

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

        The Verizon Northern New England business also recognized an allocated portion of interest expense in connection with contractual agreements between the Verizon Companies and Verizon for the provision of short-term financing and cash management services. Verizon issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon's subsidiaries, including the Verizon Group, and invests funds in temporary investments on their behalf. The Verizon Group also recognized interest expense related to a promissory note held by Verizon.

        The affiliate operating revenue and expense amounts do not include affiliate transactions between Verizon and VLD's, VOL's and VSSI's operations in Maine, New Hampshire and Vermont. Because the Verizon Northern New England business' operating expenses associated with VLD, VOL and VSSI were determined predominantly through allocations, separate identification of the affiliate transactions was not readily available.

(14) Fair Value Measurements

        SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities until fiscal years beginning after November 15, 2008. As of January 1, 2009, the Company adopted FSP 157-2 which did not have a material impact on the Company's

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Fair Value Measurements (Continued)

financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company's financial statements.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2009 (in thousands):

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid pension assets(1)	$9,255	9,255	—	—
Interest rate swap agreements(2)	(70,057)	—	(70,057)	—
Accrued pension obligation(1)	(48,154)	—	(48,154)	—
Post-retirement medical obligations(1)	(227,954)	—	(227,954)	—
Other post-employment benefit obligations(3)	(5,631)	—	(5,631)	—

(1)
The Company maintains certain pension and other post-retirement plans for qualified employees. See note 9 for more information.

(2)
Fair value of interest rate swaps at March 31, 2009 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of March 31, 2009. See note 7 for more information.

(3)
Other post-employment benefit obligations represent workers' compensation claims.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Commitments and Contingencies

  (a)
  Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of March 31, 2009 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending March 31:
2010	$3,111	$11,692
2011	2,850	10,054
2012	1,867	8,779
2013	1,705	7,572
2014	1,534	5,948
Thereafter	1,257	4,155

Total minimum lease payments	$12,324	$48,200

Less interest and executory cost	(3,218)

Present value of minimum lease payments	9,106
Less current installments	(1,999)

Long-term obligations at March 31, 2009	$7,107

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

  (c)
  Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of March 31, 2009, the Company has recognized an estimated liability for service quality penalties based on historical assessments. However, additional penalties may be assessed as a result of service quality issues related to the systems cutover, which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, video and Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and we are the 7th largest local telephone company in the United States, in each case based on number of access lines as of March 31, 2009. We operate in 18 states with 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband and cable modem) in service as of March 31, 2009.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. We have acquired 36 such businesses, 32 of which we continue to own and operate. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. During the period under which we were operating under a transition services agreement we entered into with certain subsidiaries of Verizon on January 15, 2007, as amended on March 31, 2008 (the "transition services agreement"), we had limited ability to change current product offerings. Now that we have completed the cutover to our own systems, we expect to be able to modify bundles and prices to be more competitive in the marketplace.

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

Systems Cutover Status and Implications

        During 2007, 2008 and throughout January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back office functions in Maine, New Hampshire and Vermont. These services were provided by Verizon under the transition services agreement through January 30, 2009. On January 30, 2009, we began the cutover process from the Verizon systems to the new FairPoint systems, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel. During the period from January 23, 2009 until January 30, 2009, all retail orders were taken manually and following cutover were entered into the new systems. From February 2, 2009 through February 9, 2009, we manually processed only emergency orders, although we continued to provide repair and maintenance services to all customers.

        Following the cutover, many of these systems have functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues. As a result of these systems functionality issues, as well as a lack of work force proficiency on the new systems, we have experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues have impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations.

        We have since worked diligently to remedy these systems functionality issues, updated and provide for additional training opportunities for our workforce and have made measurable progress, although a number of issues still remain. Average handle time for our customer sales and service representatives, although still above pre-cutover levels, has been reduced significantly; provisioning of new orders has increased steadily, although a sizable backlog still remains; all bill cycles have been caught up and are now being processed on a normal schedule, and call volumes into the customer service centers have been substantially reduced and are nearly at pre-cutover levels. Collection efforts, however, are hampered by a lack of systems functionality, which adversely impacts our liquidity. Based on the progress made to date and our current plans, we continue to expect that we will largely return to normal operations by the end of the second quarter of 2009.

        Because of these cutover issues, in the first quarter of 2009 we incurred $19.4 million of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The cutover issues also required significant staff and senior management attention, diverting their focus from other efforts. We expect to continue to incur additional incremental costs during the second quarter of 2009, although the amount of such costs should decline as we return to a normal level of operations.

        In addition to the significant incremental expenses we have incurred as a result of these cutover issues, we have been unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe is having an adverse effect on our business, financial condition, results of operations and liquidity, as well as our ability to continue to comply with the financial covenants in our credit facility.

Dividends

        Our board of directors has adopted a dividend policy that reflects our intent to return cash to stockholders. Future dividends, if any, will be paid from cash generated by our business in excess of operating needs, interest and principal payments on our indebtedness, dividends on future senior classes of our capital stock, if any, capital expenditures, taxes and future reserves, if any. Financial covenants in our credit facility and the indenture governing the notes may restrict our ability to pay dividends, and certain of these restrictions may be more restrictive than the conditions and restrictions imposed by the state regulatory orders. See "Part II—Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Restrictions on Payment of Dividends."

        On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This action is expected to improve our liquidity by approximately $93 million annually.

Recent Developments

  Dividend

        Our board of directors has adopted a dividend policy which reflects our intent to return cash to stockholders. On December 3, 2008, the Company declared a dividend of $0.2575 per share of common stock, which was paid on January 16, 2009 to holders of record as of December 31, 2008.

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

  •
  Permits the repurchase of the notes, subject to certain conditions, including, without limitation, compliance with a tax sharing agreement, dated January 15, 2007, between FairPoint and Verizon (the "Tax Sharing Agreement"), and provides that the amount of cash used to make any such repurchase will reduce the amount of cumulative distributable cash (as defined in our credit facility) available for the payment of cash dividends or share repurchases and will reduce excess cash flow (as defined in our credit facility).

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

        Pursuant to the transition agreement:

  •
  Verizon New England accelerated its payments totaling $30.0 million that could have been owed to us for certain potential line losses in New Hampshire (the "line loss payment"). The $30.0 million line loss payment was applied as a credit against the $34.0 million one-time fee owed by us at cutover to Verizon Information Technologies LLC ("Verizon Technologies") under the transition services agreement. The line loss payments were contemplated by an order of the NHPUC issued on February 25, 2008. The order required that Verizon pay $15.0 million to the Company on March 31, 2009 and also pay $15.0 million to the Company on March 31, 2010 if certain conditions were met. Verizon agreed that this line loss payment is not refundable to Verizon, regardless of whether the conditions to its payment set forth in the order are met.

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

Basis of Presentation

        On March 31, 2008, the merger between Spinco and Legacy FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the three months ended March 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the financial results of the Verizon Northern New England business only for such period. For more information, see note 1 to the "Condensed Consolidated Financial Statements."

        We view our business of providing voice, data and communication services to residential and business customers as one business segment as defined in Statement of Financial Accounting, or SFAS, No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues		% of Revenues
	Three months Ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Revenue Source:
Local calling services	$129,032	132,175	41%	47%
Access	97,038	79,018	31%	28%
Long distance services	45,375	41,267	15%	15%
Data and Internet services	28,405	22,020	9%	8%
Other services	11,780	7,934	4%	2%

Total	311,630	282,414	100%	100%

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

        Because the Verizon Northern New England business had been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Verizon Northern New England business for the three months ended March 31, 2008 include approximately $58 million of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. Through January 30, 2009, we operated under the transition services agreement, under which we incurred $15.9 million of expenses during the three months ended March 31, 2009. As of January 30, 2009, we began performing these services internally or obtaining them from third-party service providers and not from Verizon.

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
Revenues	$311,630	100%	$282,414	100%

Operating expenses
Cost of services and sales	145,147	46	135,837	48
Selling, general and administrative	92,412	30	63,116	22
Depreciation and amortization	67,867	22	53,925	19

Total operating expenses	305,426	98	252,878	89

Income from operations	6,204	2	29,536	11
Interest expense	(53,479)	(17)	(14,522)	(5)
Gain on derivative instruments	12,898	4	—	—
Gain on early retirement of debt	4,863	2	—	—
Other income	15,915	5	986	—

Income (loss) before income taxes	(13,599)	(4)	16,000	6
Income tax (expense) benefit	4,822	1	(6,457)	(2)

Net income (loss)	$(8,777)	(3)%	$9,543	4%

        Revenues increased $29.2 million to $311.6 million in the first quarter of 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $61.8 million to total revenues in the three months ended March 31, 2009. Excluding the impact of the merger, combined total revenue would have decreased $32.6 million. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $3.1 million to $129.0 million during the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $18.3 million to local revenue for the three months ended March 31, 2009. Excluding the impact of the merger, local calling services revenues would have decreased $21.4 million compared to the prior year. This decrease is primarily due to a 10.9% decline in total voice access lines in service at March 31, 2009 compared to March 31, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $18.0 million to $97.0 million during the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $23.5 million to access revenues for the three months ended March 31, 2009. Excluding the impact of the merger, access revenues would have decreased by $5.5 million. Of this decrease, $3.6 million is attributable to a decrease in interstate access revenues and $1.9 million is attributable to a decrease in intrastate access revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues increased $4.1 million to $45.4 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $7.1 million to long distance in the three months ended March 31, 2009. Excluding the impact of the merger, long distance revenues would have decreased $3.0 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $6.4 million to $28.4 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $8.7 million to data and Internet services revenues in the three months ended March 31, 2009. Excluding the impact of the merger, data and Internet services revenues would have decreased $2.3 million.

        Other services.    Other services revenues increased $3.8 million to $11.8 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $4.1 million to other services revenues in the three months ended March 31, 2009. Excluding the impact of the merger, other services revenues would have decreased $0.3 million.

Operating Expenses

        Cost of services and sales.    Cost of services and sales increased $9.3 million to $145.1 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $25.1 million to cost of services and sales expenses in the three months ended March 31, 2009. Also included in cost of services and sales for the three months ended March 31, 2009 are $6.1 million of expenses related to the transition services agreement. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have declined $21.9 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $29.3 million to $92.4 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $19.0 million to selling, general and administrative expenses in the three months ended March 31, 2009. Included in selling, general and administrative expenses for the three months ended March 31, 2009 are $9.8 million of expenses related to the transition services agreement and $36.6 million of non-recurring cutover related costs (which we are allowed to add back to adjusted EBITDA under our credit facility). Excluding the impact of the merger and the transition services agreement, selling, general and administrative expenses would have decreased $36.1 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset the direct costs incurred by us to operate our Northern New England operations.

        Depreciation and amortization.    Depreciation and amortization expense increased $13.9 million to $67.9 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $9.3 million to depreciation and amortization expenses in the three months ended March 31, 2009. Excluding the impact of the merger, depreciation and amortization expense would have increased $4.6 million.

Other Results

        Interest expense.    Interest expense increased $39.0 million to $53.5 million in the first quarter of 2009 compared to the same period in 2008. This increase is due to the debt that we incurred upon and subsequent to the closing of the merger.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended March 31, 2009, we recognized non-cash gains of $12.9 million related to our derivative financial instruments.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $5.6 million net gain recognized on the repurchase of $8.0 million aggregate principal amount of the notes, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with our credit facility.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $14.9 million to $15.9 million in the first quarter of 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $15.0 million recognized in the first quarter of 2009 related to the settlement under the transition agreement.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the first quarter of 2009 and 2008 was 35.5% benefit and 40.4% expense, respectively.

        Net income (loss).    Net loss for the three months ended March 31, 2009 was $8.8 million compared to net income of $9.5 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        Allowance for Doubtful Accounts.    In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our accompanying condensed consolidated balance sheet.

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

        Goodwill was $595.1 million at March 31, 2009. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.7 million as of March 31, 2009. As of March 31, 2009, there was $22.9 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average life of approximately 9.7 years. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets annually or when impairment indicators are noted. We performed our annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no indication of impairment at this time. In light of the weakening economic environment, we performed another assessment as of December 31, 2008 and concluded that there was no indication of impairment at that time. Given the continued deterioration of economic conditions, we will continue to monitor for impairment indicators.

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on our results of operations and financial position.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have any impact on our consolidated results of operations and financial position.

Inflation

        We do not believe inflation has a significant effect on our operations.

Liquidity and Capital Resources

        Our short-term and long-term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures, including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments, if any, on our common stock; (v) obligations under our employee benefit plans; and (vi) potential acquisitions.

        As we have essentially fully drawn down on our available credit facility, and in view of the current state of the financial markets, we anticipate that our primary source of liquidity will be cash flow from operations and cash on hand. While we currently believe that cash generated from operations and cash on hand should be sufficient to meet our cash obligations for the next twelve months, any delays or disruptions in cash flows would place further strains on our liquidity position.

        As of March 31, 2009, we were in compliance with the financial covenants contained in our credit facility. However, the continuing adverse general economic conditions, the operational difficulties experienced following the cutover to our new platform of systems for the Northern New England operations, the additional incremental costs incurred to operate the business following the cutover and our resulting inability to fully execute on our 2009 operating plan and compete effectively in the marketplace are causing us to be at risk of failing to comply with the interest coverage covenant contained in our credit facility as early as the covenant measurement period ending June 30, 2009. If a default occurs, the lenders would be permitted to accelerate the maturity of the loans outstanding under our credit facility, to seek to foreclose upon any collateral securing such loans and to terminate any commitments of the lenders to lend to us. In the event of noncompliance, we would seek to obtain a waiver from our lenders or seek to amend the covenants. There can be no assurance that such a waiver or amendment could be obtained at all or on terms, including any costs or fees associated therewith, reasonably acceptable to us in light of our current liquidity position and expected future cash flows.

        We are considering engaging a financial advisor to evaluate our current capital structure and to explore options with respect to a potential restructuring. In addition, we intend to seek from time to time to repurchase a portion of the notes. Such repurchases, if any, will depend on prevailing market conditions, our liquidity needs, contractual restrictions, including those contained in the Tax Sharing Agreement and the agreements governing our indebtedness, and other factors.

        On March 4, 2009, our board of directors voted to suspend the quarterly dividend. This action was taken to increase financial flexibility and enable us to begin to focus on strengthening our capital structure. This action was expected to improve our liquidity by approximately $93 million annually.

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

        Subsequent to the merger, we borrowed the remaining $194.5 million available under the delayed draw term loan. These funds were used for certain capital expenditures and other expenses associated with the merger. As of March 31, 2009, we had also borrowed $150.0 million under our $170.0 million revolving credit facility.

        On October 5, 2008, the administrative agent under our credit facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under our revolving credit facility. On January 21, 2009, we entered into an amendment to our credit facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn commitments under our revolving credit facility, totaling $30.0 million, were terminated and are no longer available to us. See "Recent Developments—Credit Facility Amendment." Accordingly, as of March 31, 2009, the remaining amount available under our revolving credit facility is $4.7 million, net of outstanding letters of credit. As of March 31, 2009, we also had pending commitments for additional letters of credit totaling $3.7 million.

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

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 7 of the notes to our condensed consolidated financial statements for the three months ended March 31, 2009 included in this Quarterly Report. As a result of these swap agreements, approximately 76% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of March 31, 2009. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        During the three months ended March 31, 2009, we repurchased $8.0 million aggregate principal amount of the notes for an aggregate purchase price of $2.2 million in cash. In addition, we prepaid $3.3 million of principal under the term loan A facility of our credit facility. In total, we retired $11.3 million of outstanding debt during the three months ended March 31, 2009.

        Our ability to service our indebtedness will depend on our ability to generate sufficient cash in the future. Scheduled amortization payments will begin on the term loan A facility of our credit facility in 2009, on the term loan B facility of our credit facility in 2010 and on the delayed draw facility in 2011. No principal payments are due on the notes prior to their maturity. We will need to refinance all or a portion of our indebtedness on or before maturity and may not be able to refinance our indebtedness on commercially reasonable terms or at all.

        Net cash provided by (used in) operating activities was $46.1 million and $(0.3) million for the three months ended March 31, 2009 and 2008, respectively.

        Net cash used in investing activities was $57.6 million and $13.1 million for the three months ended March 31, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $57.7 million and $24.6 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the three months ended March 31, 2008.

        Net cash provided by financing activities was $33.7 million and $24.3 million for the three months ended March 31, 2009 and 2008, respectively. For the three months ended March 31, 2009, net proceeds from FairPoint's issuance of long-term debt were $50.0 million, repayment of long-term debt was $5.5 million and dividends to stockholders was $23.0 million.

        Cash and cash equivalents at March 31, 2009 totaled $92.5 million, excluding restricted cash totaling an additional $55.2 million. At April 30, 2009, cash and cash equivalents totaled $69.0 million.

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

        We are also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the merger and $49 million during each of the fourth and fifth years after the closing of the merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that we are required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the merger, we will be required to spend 150% of the amount of such shortfall at the direction of the New Hampshire Public Utilities Commission. The New Hampshire Public Utilities Commission may require that a portion of these increased capital expenditures be directed toward state programs rather than invested in our assets. We are required to spend at least $56.4 million over the 60-month period following the closing of the merger on broadband infrastructure in New Hampshire, which is expected to result in capital expenditures in New Hampshire in excess of the minimum capital expenditure requirements described above. We also have the availability of $49.2 million contributed to us by the Verizon Group, and $1.0 million in interest earned thereon, to make capital and operating expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by us and approved by the New Hampshire Public Utilities Commission.

        Additionally, the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with their approval of the merger include a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of our indebtedness, until certain financial ratio tests have been satisfied.

        On January 30, 2009, we entered into the transition agreement with Verizon in connection with the cutover of certain back office systems, as contemplated by the transition services agreement. The transition services agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the transition agreement resulted in a $22.7 million improvement in our cash flow for the first quarter of 2009. See "Recent Developments—Transition Agreement."

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt, including current maturities(a)	$2,519,750	$45,000	$108,300	$413,200	$1,953,250
Interest payments on long-term debt obligations(b)	1,089,053	213,792	378,279	338,952	158,030
Capital lease obligations	12,323	3,111	4,717	3,239	1,256
Operating leases	48,200	11,692	18,833	13,520	4,155

Total projected contractual obligations	$3,699,326	$273,595	$510,129	$768,911	$2,116,691

(a)
Includes $543.0 million of the notes. The notes were issued at a face value of $551.0 million and a discount of $11.2 million. During the first quarter of 2009, $8.0 million of the notes were retired. See note 8 to the "Condensed Consolidated Financial Statements" for more information.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2009, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(70,057)	(39,860)	(28,878)	(1,319)	—

(1)
Fair value of interest rate swaps at March 31, 2009 is based on information provided by the counterparties in order to compute the value of the underlying contracts using consistent methodologies. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of March 31, 2009. See note 7 to the "Condensed Consolidated Financial Statements" for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2009, approximately 76% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of March 31, 2009, we had total debt of $2,520 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 3.063% to 13.125% per annum, including applicable margins. As of March 31, 2009, the fair value of our debt was approximately $1,057 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

        We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the interest rate swaps, we make a payment if the variable rate is below the fixed rate, or we receive a payment if the variable rate is above the fixed rate. Pursuant to our credit facility, we are required to reduce the risk of interest rate volatility with respect to at least 50% of our term loan borrowings.

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

        At March 31, 2009, the fair market value of these swaps is a net liability of approximately $70.1 million, of which $39.9 million has been included in other current liabilities and $30.2 million has been included in other long-term liabilities.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the three months ended March 31, 2009, the actual loss on the pension plan assets has been approximately 12.2%. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

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

  Changes in Internal Controls

        In connection with the merger, we have significantly expanded our internal control over financial reporting in order to encompass the new internal control structure associated with our Northern New England operations. Accordingly, we have developed a significant number of new processes, systems and related controls governing various aspects of our financial reporting process, particularly relating to our Northern New England operations and the consolidation of our Northern New England operations with Legacy FairPoint's operations. The processes we have developed include, but are not limited to, information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax, general ledger accounting and external reporting.

        Although these changes have been significant, management does not believe that these changes have negatively affected our internal control over financial reporting.

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of March 31, 2009, we have recognized an estimated liability for service quality penalties based on historical assessments. However, additional penalties may be assessed as a result of service quality issues related to the systems cutover, which could have a material adverse effect on our financial position, results of operations and liquidity.

Item 1A.    Risk Factors.

        The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading "Risks Related to Our Substantial Indebtedness and Common Stock."

The price of our common stock may be negatively impacted by the issuance of shares under our 401(k) plans

        Effective for the first full payroll period in April 2009, matching contributions made to our 401(k) plans for certain employees may be made in the form of our common stock. Issuance of common stock under the 401(k) plans, if any, will increase the number of shares of common stock outstanding and reduce earnings per share. This may have an adverse impact on the market value of our common stock, which could negatively affect holders of our common stock.

        The risk factor entitled "The integration of Legacy FairPoint's and Spinco's businesses and the cutover to our new systems may not be successful," which was previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, is deleted in its entirety and is replaced by the risk factor presented below.

Since the cutover, we have experienced certain systems functionality issues that have had, and may continue to have, a material impact on our business, financial condition, results of operations and liquidity.

        On January 30, 2009, we began the cutover from Verizon's systems to our new, fully integrated systems platform. On February 9, 2009, we began to independently operate our business on the new systems. Since the cutover, a number of the key back-office systems, such as order entry, order management and billing, have experienced certain functionality issues. Although we have made measurable progress in remedying these functionality issues, a number of issues still remain. In particular, our efforts to collect unpaid bills are hampered by a lack of systems functionality, and we have incurred significant incremental third party contractor expenses as a result of these functionality issues, both of which have had a material impact on our business, financial condition, results of operations and liquidity. At this time, we expect that the delay in cash collections and the incurrence of incremental costs will continue during the second quarter of 2009. In addition, these functionality related issues may continue to have a material impact on our business, financial condition, results of operations and liquidity beyond the second quarter of 2009, and additional issues related to the cutover may arise, which could have a further negative impact our business, financial condition, results of operations and liquidity.

        The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008.

Our financial condition and results of operations could be adversely affected if assets held in our Company sponsored pension plans suffer significant losses in market value.

        We sponsor pension and post-retirement healthcare plans for certain employees. During the three months ended March 31, 2009, due to the weakening economic environment and distressed financial markets, we experienced actual losses on pension plan assets totaling 12.2%. Since the actuarial value of plan assets is dependent on the value of the assets held by each plan, further decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making additional contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited, and we could be required to pay participant benefits from our assets. Such required contributions could have a negative impact on our financial condition and results of operations.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

        We did not sell any unregistered equity securities during the quarter ended March 31, 2009.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: May 5, 2009	By:	/s/ ALFRED C. GIAMMARINO
Name: Alfred C. Giammarino Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13	Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(1)
2.14	Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC(6)
2.15	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(1)
2.16	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(3)
2.17	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(5)

Exhibit No.	Description
2.18	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(7)
2.19	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.21	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(9)
2.22	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(10)
2.23	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
2.24	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.25	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.26	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.27	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.28	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.29	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.30	Transition Agreement, dated as of January 30, 2009, by and among Verizon Communications Inc., Verizon New England Inc., Verizon Information Technologies LLC, FairPoint, Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc.(11)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(13)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(12)
4.3	Form of Initial Senior Note due 2010.(13)
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)

Exhibit No.	Description
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)
4.7	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.8	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(6)
10.1	Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(6)
10.2	Amendment, Waiver, Resignation and Appointment Agreement, dated as of January 21, 2009, by and among FairPoint, lenders party thereto, Lehman Commercial Paper Inc. and Bank of America, N.A.(14)
10.3	Subsidiary Guaranty, dated as of March 31, 2008, by and among FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Logistics, Inc. and Lehman Commercial Paper Inc.(6)
10.4	Pledge Agreement, dated as of March 31, 2008, by and among FairPoint, MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Broadband, Inc., FairPoint Logistics, Inc., Enhanced Communications of Northern New England, Inc., Utilities, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., St. Joe Communications, Inc., Ravenswood Communications, Inc., Unite Communications Systems, Inc. and Lehman Commercial Paper Inc.(6)
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(15)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(16)
10.8	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(17)
10.9	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(17)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Alfred C. Giammarino.(18)
10.11	FairPoint Amended and Restated 1998 Stock Incentive Plan.(19)
10.12	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(20)
10.13	FairPoint 2005 Stock Incentive Plan.(11)
10.14	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(21)
10.15	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(21)
10.16	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.17	Nonqualified Deferred Compensation Plan Document.(11)

Exhibit No.	Description
10.18	Form of February 2005 Restricted Stock Agreement.(22)
10.19	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(23)
10.20	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(23)
10.21	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.22	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(18)
10.23	Form of Performance Unit Award Agreement 2008 Award.(25)
10.24	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(16)
10.25	Form of Performance Unit Award Agreement 2008-2010 Award.(21)
10.26	Form of Performance Unit Award Agreement 2009-2011 Award.(26)
10.27	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(26)
10.28	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(27)
10.29	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.30	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(28)
10.31	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.32	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
14.1	FairPoint Code of Business Conduct and Ethics.(29)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(25)
23.1	Consent of Ernst & Young LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(30)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(31)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(9)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 19, 2007.

(10)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 10, 2007.

(11)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2008.

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

(19)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(20)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(21)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 23, 2008.

(22)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(23)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(24)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(25)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2008.

(26)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 9, 2009.

(27)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(28)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(29)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.

(30)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(31)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

QuickLinks

INDEX
PART I CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations Three months ended March 31, 2009 and 2008 (Unaudited) (in thousands, except per share data)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
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