Form 10-Q/A
period 2009-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2009-05-08
CIK 1062613

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

 EXPLANATORY NOTE

        FairPoint Communications, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 5, 2009 (the "Original Filing"), solely to correct two errors contained in "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008—Operating Expenses," under the paragraph entitled "Selling, general and administrative," as follows:

  1.
  In the third sentence of the paragraph, the amount of "non-recurring cutover related costs" was incorrectly reported as "$36.6 million," and instead should be reported as "$19.4 million."

  2.
  In the fourth sentence of the paragraph, the decrease in selling, general and administrative expenses, exclusive of "the impact of the merger and the transitions services agreement," was incorrectly reported as "$36.1 million," and instead should be reported as "$18.9 million."

        The version of "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which is being filed herewith has been revised to correct these errors and will replace the version of "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Original Filing.

        As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company's principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-Q/A.

        The only changes to the Original Filing are those described above. No attempt has been made in this Form 10-Q/A to modify or update disclosure contained in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify or update any related disclosures.

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

        Selling, general and administrative.    Selling, general and administrative expenses increased $29.3 million to $92.4 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $19.0 million to selling, general and administrative expenses in the three months ended March 31, 2009. Included in selling, general and administrative expenses for the three months ended March 31, 2009 are $9.8 million of expenses related to the transition services agreement and $19.4 million of non-recurring cutover related costs (which we are allowed to add back to adjusted EBITDA under our credit facility). Excluding the impact of the merger and the transition services agreement, selling, general and administrative expenses would have decreased $18.9 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset the direct costs incurred by us to operate our Northern New England operations.

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

PART II—OTHER INFORMATION

Item 6.    Exhibits.

        The exhibits filed as part of this Form 10-Q/A are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: May 8, 2009	By:	/s/ ALFRED C. GIAMMARINO
		Name:	Alfred C. Giammarino
		Title:	Executive Vice President and Chief Financial Officer

 Exhibit Index

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

*
Filed herewith.

1

QuickLinks

EXPLANATORY NOTE
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 6. Exhibits.
SIGNATURES
Exhibit Index