Form 10-Q
period 2009-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2009-08-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.
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

         As of July 31, 2009, there were 90,020,657 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some statements in this Quarterly Report are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

  •
  our ability to restructure our capital structure;

  •
  future performance generally;

  •
  sources and uses of liquidity;

  •
  restrictions imposed by the agreements governing our indebtedness;

  •
  our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

  •
  anticipated business development activities and future capital expenditures;

  •
  financing sources and availability, and future interest expense;

  •
  our ability to refinance our indebtedness on commercially reasonable terms, if at all;

  •
  the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the merger (as defined herein);

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(in thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$80,964	$70,325
Restricted cash	1,981	8,144
Accounts receivable, net	190,551	173,589
Materials and supplies	36,871	38,694
Other	30,268	28,747
Deferred income tax, net	29,241	31,418

Total current assets	369,876	350,917

Property, plant and equipment, net	1,996,335	2,013,515
Intangibles assets, net	223,105	234,481
Prepaid pension asset	9,741	8,708
Debt issue costs, net	23,617	26,047
Restricted cash	1,378	60,359
Other assets	16,432	21,094
Goodwill	595,120	619,372

Total assets	$3,235,604	$3,334,493

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term debt	$45,000	$45,000
Current portion of capital lease obligations	2,046	2,231
Accounts payable	158,863	147,778
Dividends payable	—	23,008
Accrued interest payable in cash	3,834	18,844
Interest rate swaps	43,438	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	68,234	70,887

Total current liabilities	321,415	368,022

Long term liabilities:
Capital lease obligations	6,584	7,522
Accrued pension obligation	49,507	46,801
Employee benefit obligations	239,152	225,840
Deferred income taxes	117,184	154,757
Unamortized investment tax credits	5,068	5,339
Accrued interest payable in kind	14,423	—
Other long term liabilities	18,006	35,492
Long term debt, net of current portion	2,443,647	2,425,253
Interest rate swap agreements	19,386	41,681

Total long-term liabilities	2,912,957	2,942,685

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized; 89,496,847 and 88,995,572 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	895	890
Additional paid-in capital	736,469	735,719
Retained earnings (deficit)	(604,914)	(578,319)
Accumulated other comprehensive loss	(131,218)	(134,504)

Total stockholders' equity	1,232	23,786

Total liabilities and stockholders' equity	$3,235,604	$3,334,493

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$299,611	$344,690	$611,241	$627,104

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	122,707	133,900	267,854	269,737
Selling, general and administrative expense, excluding depreciation and amortization	97,986	102,290	190,398	165,406
Depreciation and amortization	68,629	69,741	136,496	123,666

Total operating expenses	289,322	305,931	594,748	558,809

Income from operations	10,289	38,759	16,493	68,295

Other income (expense):
Interest expense	(54,809)	(45,123)	(108,288)	(59,645)
Gain on derivative instruments	7,233	43,123	20,131	43,123
Gain on early retirement of debt	7,494	—	12,357	—
Other	(58)	264	15,857	1,250

Total other expense	(40,140)	(1,736)	(59,943)	(15,272)

Income (loss) before income taxes	(29,851)	37,023	(43,450)	53,023
Income tax (expense) benefit	12,033	(13,909)	16,855	(20,366)

Net income (loss)	$(17,818)	$23,114	$(26,595)	$32,657

Weighted average shares outstanding:
Basic	89,364	88,725	89,168	62,077

Diluted	89,364	89,190	89,168	62,483

Earnings per share:
Basic	$(0.20)	$0.26	$(0.30)	$0.53

Diluted	(0.20)	0.26	(0.30)	0.52

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Six months ended June 30, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss	—	—	—	(26,595)	—	(26,595)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Forfeiture of restricted shares	(1)	—	—	—	—	—
Stock based compensation expense	—	—	755	—	—	755
Employee benefit adjustment to comprehensive income	—	—	—	—	3,286	3,286

Balance at June 30, 2009	89,497	$895	$736,469	$(604,914)	$(131,218)	$1,232

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Three and six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(17,818)	$23,114	$(26,595)	$32,657

Other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.2 million and $2.1 million taxes, respectively)	1,930	—	3,286	—

Total other comprehensive loss	1,930	—	3,286	—

Comprehensive (loss) income	$(15,888)	$23,114	$(23,309)	$32,657

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(26,595)	$32,657

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(18,970)	24,489
Provision for uncollectible revenue	14,314	7,543
Depreciation and amortization	136,496	123,666
Non-cash interest expense	14,423	—
SFAS 106 post-retirement accruals	15,908	29,103
Gain on derivative instruments	(20,131)	(43,123)
Gain on early retirement of debt, net of cash fees	(12,477)	—
Other non-cash items	6,429	(26,406)
Changes in assets and liabilities arising from operations:
Accounts receivable	(29,094)	(24,287)
Prepaid and other assets	(3,350)	(40,750)
Accounts payable and other accrued liabilities	(31,286)	(38,965)
Accrued interest payable	(15,011)	18,476
Other assets and liabilities, net	(2,585)	4,113
Other	—	(16,221)

Total adjustments	54,666	17,638

Net cash provided by operating activities	28,071	50,295

Cash flows from investing activities:
Acquired cash balance, net	—	11,552
Net capital additions	(90,493)	(98,348)
Net proceeds from sales of investments and other assets	1,230	235

Net cash used in investing activities	(89,263)	(86,561)

Cash flows from financing activities:
Loan origination costs	(521)	(29,238)
Proceeds from issuance of long term debt	50,000	1,676,000
Repayments of long term debt	(18,673)	(687,491)
Contributions from Verizon	—	344,629
Restricted cash	65,143	(80,886)
Repayment of capital lease obligations	(1,122)	(1,637)
Dividends paid to stockholders	(22,996)	(1,173,961)

Net cash provided by financing activities	71,831	47,416

Net increase in cash	10,639	11,150
Cash, beginning of period	70,325	—

Cash, end of period	$80,964	$11,150

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	—	551,000

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint is the seventh largest telephone company in the United States based on the number of access lines as of June 30, 2009. FairPoint operates in 18 states with approximately 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2009.

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint stockholders. As a result, for the six months ended June 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the three months ended June 30, 2008.

        In order to effect the merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly, the number of common shares outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the merger.

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

        Verizon New England:    For the balance sheet, property, plant and equipment, accumulated depreciation, intangible assets, materials and supplies and certain other assets and liabilities were determined based upon state specific records; accounts receivable were allocated based upon applicable billing system data; short term investments, prepaid pension assets, accrued payroll related liabilities and employee benefit obligations were allocated based on employee headcount; and accounts payable were allocated based upon applicable operating expenses. The remaining assets and liabilities were primarily allocated based upon the percentage of the Verizon Northern New England business revenues, operating expenses and headcount to the total revenues, operating expenses and headcount of Verizon New England. For the statements of operations, operating revenues and operating expenses were based on state specific records.

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

(e) Restricted Cash

        As of March 31, 2008, the closing date of the merger, the Company had $80.9 million of restricted cash. Pursuant to the regulatory orders issued in connection with the merger, the Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the "New Hampshire funds"). During the three months ended June 30, 2009, the Company requested that the New Hampshire funds be made available for general working capital purposes. By letter, dated as of May 12, 2009, the New Hampshire Public Utilities Commission (the "NHPUC") approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

        As of June 30, 2009, the Company had released $78.5 million of the restricted cash, including $1.5 million in interest earned on such restricted cash, for approved expenditures under the required projects and had forfeited an additional $0.5 million to the Vermont Public Service Board due to an inability to spend the full $12.5 million allocated for such projects in the 2008 calendar year.

        As of June 30, 2009, the Company had $3.4 million of restricted cash of which $2.0 million is shown in current assets and $1.4 million is shown as a non-current asset on the condensed consolidated balance sheet.

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

        As a result of interest rate swap agreements, as of June 30, 2009, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates. The Company's ability to hedge its interest rate risk is dependent on the solvency of those banks with whom the Company enters into swap agreements.

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

        At June 30, 2009 and December 31, 2008, accumulated depreciation for property, plant and equipment was $4.1 billion and $4.0 billion, respectively.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with SOP 98-1. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of June 30, 2009, the Company had capitalized $106.9 million of MSA costs under SOP 98-1 and an additional $6.9 million of interest costs under FAS 34.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with SOP 98-1 and FAS 34. During the three and six months ended June 30, 2009, the Company capitalized $6.6 million and $11.5 million, respectively, in software costs in addition

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

to those capitalized under the MSA. During the three and six months ended June 30, 2009, the Company capitalized $0.5 million in interest costs in addition to those capitalized under the MSA.

(l) Debt Issue Costs

        On March 31, 2008, immediately prior to the merger, Legacy FairPoint and Spinco entered into a $2,030.0 million senior secured credit facility (the "credit facility"), consisting of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million (the "revolver"), a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the "term loan A facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the "term loan B facility", and together with the term loan A facility, the "term loan"), and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "delayed draw term loan"). The Company incurred $29.2 million of debt issue costs associated with the credit facility and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.

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

        As of June 30, 2009, the Company had capitalized debt issue and offering costs of $23.6 million, net of amortization.

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders' equity balance. As of June 30, 2009, shareholders' equity totaled $1.2 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

        Step two compares the implied fair value of the Company's goodwill (i.e., the fair value of the Company less the fair value of the Company's assets and liabilities, including identifiable intangible assets) to its goodwill carrying amount. If the carrying amount of the Company's goodwill exceeds the implied fair value of the goodwill, the excess is required to be recorded as an impairment.

        The Company performed step one of its annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no impairment at that time. In light of the Company's operating performance during the first half of 2009, which has been impacted by issues associated with the January 30, 2009 systems cutover, the Company performed another goodwill impairment assessment as of June 30, 2009. After performing the impairment test at June 30, 2009, the Company determined goodwill was not impaired.

        While no impairment charges resulted from the analysis performed at June 30, 2009, impairment charges may occur in the future due to changes in the performance and future prospects for the business, the outcome of the Company's debt restructuring efforts, changes in estimated discount rates or other factors.

        As of June 30, 2009, the Company had goodwill of $595.1 million.

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At June 30, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504
Less accumulated amortization	(28,215)

Net customer lists	180,289

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	358
Less accumulated amortization	(358)

Net non-compete agreement	—

Trade names (indefinite life):
Gross carrying amount	42,816

Total intangible assets, net	$223,105

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $5.7 million and $11.4 million for the three and six months ended June 30, 2009 and is expected to be approximately $22.6 million per year.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

(p) Stock-based Compensation Plans

        The Company accounts for its stock-based compensation plans in accordance with SFAS No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of SFAS No. 123(R) using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company.

        On March 3, 2009, the Company's compensation committee approved the award of performance units under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period beginning January 1, 2009 and ending December 31, 2011 to certain key employees. As of June 30, 2009, no shares of common stock had been issued pursuant to these grants.

        On June 10, 2009, the Company's compensation committee approved the award of certain equity incentives to David L. Hauser, the Company's new Chairman and Chief Executive Officer, as an inducement to accept employment with the Company (the "inducement awards"). As provided in Mr. Hauser's employment agreement, dated June 11, 2009, the inducement awards include: (i) options to purchase 1,600,000 shares of the Company's common stock (the "inducement options"); (ii) restricted shares of the Company's common stock valued at $4,000,000 (the "inducement restricted stock"); and (iii) performance units for two performance periods beginning on July 1, 2009 and ending on December 31, 2010 and December 31, 2011, respectively (the "inducement performance units"). The inducement options were granted on July 1, 2009, at an exercise price of $0.95 per share. The inducement options will vest and become exercisable in three equal annual installments commencing on July 1, 2010, provided that Mr. Hauser remains employed by the Company through each such date. The inducement restricted stock will be awarded in the following three installments: (i) $500,000 on July 1, 2009; (ii) $1,750,000 on July 1, 2010; and (iii) $1,750,000 on July 1, 2011, and will be valued based on the average closing prices of the Company's common stock during the thirty calendar days immediately preceding the applicable award date. Accordingly, on July 1, 2009, 523,810 shares of restricted stock were awarded to Mr. Hauser. The inducement restricted stock will become fully vested on July 1, 2012, provided that Mr. Hauser remains employed by the Company through such date. The inducement performance units will be earned and paid in shares of the Company's common stock, based on the Company's performance during the performance periods, with a target amount of 200% of Mr. Hauser's base salary and a maximum of 400% of Mr. Hauser's base salary. The number of shares subject to the inducement options and the option exercise price will be adjusted, and additional shares of inducement restricted stock will be awarded, as necessary to preserve the value of the inducement options and the inducement restricted stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company completes a restructuring of its indebtedness.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

(q) Employee Benefit Plans

        The Company accounts for pensions and other post-retirement benefit plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"). SFAS 158 requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. SFAS 158 also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end.

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

(s) Purchase Accounting

        Prior to the adoption of SFAS No. 141R, Business Combinations ("SFAS 141R"), the Company recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with SFAS 141R.

(3) Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS 141. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective for interim or annual periods ending after September 15, 2009. The adoption of SFAS 162 is not expected to have any impact on the Company's consolidated results of operations and financial position.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ("FSP FAS 107-1"). FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have any impact on the Company's consolidated results of operations and financial position.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and requirements for identifying, recognizing and disclosing subsequent events. SFAS 165 requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on the Company's consolidated results of operations and financial position.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(5) Acquisitions and Dispositions (Continued)

        The allocation of the total net purchase price of the merger is shown in the table below (in thousands):

Cash	$11,401
Current assets	57,178
Property, plant and equipment	303,261
Investments	8,748
Excess cost over fair value of net assets acquired	595,120
Intangible assets	251,678
Other assets	127,034
Current liabilities	(179,146)
Long term debt	(687,491)
Other liabilities	(171,493)

Total net purchase price	$316,290

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

Pro forma six months ended June 30, 2008
(unaudited)
Revenue	$694,108
Income from continuing operations	13,600
Net income	13,600
Earnings per common share from continuing operations:
Basic	$0.15
Diluted	0.15
Earnings per common share:
Basic	$0.15
Diluted	0.15

(6) Income Taxes

        For the three months and six months ended June 30, 2009, the Company recorded an income tax benefit of $12.0 million and $16.9 million, respectively, resulting in an effective tax rate of 40.3% and 38.8%, respectively, compared to an effective tax rate of 37.6% expense and 38.4% expense for the three months and six months ended June 30, 2008, respectively.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        FIN 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") requires the Company to apply a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $5.4 million and $8.6 million as of June 30, 2009 and December 31, 2008, respectively. The reduction in unrecognized tax benefits was the result of the effective settlement of Spinco's IRS audit involving the 2000 through 2003 tax years and did not have a material impact on the Company's tax provision for the three months or six months ended June 30, 2009. Of the $5.4 million of unrecognized tax benefits at June 30, 2009, $1.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the six months ended June 30, 2009, there was a $0.5 million decrease in interest and penalties, primarily as a result of the effective settlement of Spinco's IRS audit involving the 2000 through 2003 tax years. Cumulative interest and penalties totaled $0.7 million and $1.2 million, net of tax, as of June 30, 2009 and December 31, 2008, respectively.

        At June 30, 2009, the Company had federal and state net operating loss carryforwards of $398.5 that will expire from 2019 to 2029. At June 30, 2009, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The merger (see Note 5) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

        The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, and with various state and local governments. The Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. As of June 30, 2009, Spinco was under IRS audit for the 2004 through 2006 fiscal years. Management believes that the Company has adequately provided for any adjustments that may arise from these audits.

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

        As a result of the merger, the Company reassessed the accounting treatment of its swaps and determined that, beginning on April 1, 2008, these swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. As a result of these swap agreements, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of June 30, 2009. At June 30, 2009, the fair market value of these swaps was a net liability of approximately $62.8 million, of which $43.4 million has been included in current liabilities and $19.4 million has been included in long term liabilities. The Company has recognized gains of $7.2 million and $20.1 million, respectively on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months and six months ended June 30, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

        The following table summarizes the location and fair value of the Company's derivative instruments in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value of Liability Derivatives at
	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts located within the balance sheet caption:
Current liabilities—Interest rate swaps	$43,438	$41,274
Long term liabilities—Interest rate swaps	19,386	41,681

Total derivatives not designated as hedging instruments under SFAS 133	$62,824	$82,955

        The following table summarizes the location and amount of gains on the Company's derivative instruments in the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

		Amount of Gain Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Gain Recognized in Income on Derivatives
		2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Gain on derivative instruments	$7,233	$43,123	$20,131	$43,123

Total derivatives not designated as hedging instruments under SFAS 133		$7,233	$43,123	$20,131	$43,123

(8) Long Term Debt

        Long term debt for the Company at June 30, 2009 and December 31, 2008 is shown below (in thousands):

	June 30, 2009	December 31, 2008
Senior secured credit facility, variable rates ranging from 2.94% to 5.75% (weighted average rate of 4.84%) at June 30, 2009, due 2014 to 2015	$1,967,625	$1,930,000
Senior notes, 13.125%, due 2018	531,085	551,000
Discount on senior notes, 13.125%, due 2018	(10,063)	(10,747)

Total outstanding long term debt	2,488,647	2,470,253
Less current portion	(45,000)	(45,000)

Total long term debt, net of current portion	$2,443,647	$2,425,253

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

        The estimated fair value of our long term debt at June 30, 2009 is $1,056.1 million.

        The approximate aggregate maturities of long term debt for each of the five years subsequent to June 30, 2009 are as follows (in thousands):

Quarter ending June 30,
2010	$45,000
2011	49,075
2012	61,300
2013	136,300
2014	273,800
Thereafter	1,933,235

$2,498,710

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

        As of June 30, 2009, the Company had borrowed $150.0 million under the revolving credit facility and letters of credit had been issued for $17.9 million. Accordingly, as of June 30, 2009, the remaining amount available under the revolving credit facility was $2.4 million. The Company also had pending commitments for additional letters of credit totaling $1.5 million as of June 30, 2009.

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

        The Company's effective interest rate on all of its debt, which includes the impact of interest rate swaps, as of June 30, 2009 is 8.37%.

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

        After giving effect to the conversion of a portion of the Company's cash interest expense to non-cash interest expense as a result of the exchange offer (see note 16), the Company was able to maintain compliance with all the financial covenants contained in the credit facility as of June 30, 2009. However, the Company currently expects that it may be at risk of failing to comply with the interest coverage ratio maintenance covenant and/or the leverage ratio maintenance covenant in the credit facility for the measurement period ending September 30, 2009. If the Company is unable to comply with either the interest coverage ratio maintenance covenant or the leverage maintenance covenant, such failure would constitute an event of default under the credit facility, which would permit the lenders under the credit facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. If the lenders under the credit facility were to exercise such remedies, the Company does not believe that it could refinance the credit facility on reasonable terms, or at all, in the current lending environment.

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

        During the three and six months ended June 30, 2009, the Company repurchased $12.0 million and $19.9 million, respectively, in aggregate principal amount of the notes for an aggregate purchase price of $4.1 million and $6.3 million, respectively, in cash. In addition, for the three and six months ended June 30, 2009, the Company repaid $6.3 million of principal under the term loan A facility of its credit facility and for the three and six months ended June 30, 2009, repaid $2.8 million and $6.1 million, respectively, of principal under the term loan B facility of its credit facility. In total, the Company retired $21.1 million and $32.3 million of outstanding debt during the three and six months ended June 30, 2009, respectively.

        For a discussion of the exchange offer relating to the notes which was initiated on June 24, 2009, see note 16.

(9) Employee Benefit Plans

        The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2008, in accordance with SFAS 158. This measurement is based on a 5.99% discount rate, as well as certain other valuation assumption modifications. Additionally, the Company remeasured its management pension plan as of June 30, 2009 to recognize a settlement charge in accordance with SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. This measurement is based on a 6.64% discount rate.

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

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three and six months ended June 30, 2009 are presented below (in thousands).

	Three Months ended June 30, 2009		Six Months ended June 30, 2009
	Qualified Pension	Post-retirement Health	Qualified Pension	Post-retirement Health
Service cost	$2,736	$3,176	$5,471	$6,351
Interest cost	3,280	3,284	6,561	6,568
Expected return on plan assets	(5,179)	—	(10,358)	—
Amortization of prior service cost	363	1,073	726	2,146
Amortization of actuarial (gain) loss	156	664	311	1,328
Settlement loss	887	—	887	—

Net periodic benefit cost	$2,243	$8,197	$3,598	$16,393

        In 2009, the Company does not expect to make a contribution to the qualified pension plans, but it does expect to incur $0.6 million in post-retirement healthcare plan expenditures.

        For the three months and six months ended June 30, 2009, the actual gain on the pension plan assets has been approximately 13.8% and 0.7%, respectively. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2009.

        Pension plan assets at June 30, 2009 include an additional transfer of assets from Verizon, estimated to be between $29.8 and $41.3 million, pending final actuarial settlement. This estimate reflects an initial estimate of between $38.5 and $50.0 million as of December 31, 2008, reduced by a final asset transfer of $9.0 million on June 1, 2009 related to the management pension plan, and adjusted for gains and losses since December 31, 2008. For purposes of determining fair value of plan assets at June 30, 2009, the Company has assumed a final transfer of $29.8 million from Verizon for the associate pension plan. The final transfer will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and an employee matters agreement with Verizon. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

securities. The final asset transfer will include investment return or loss on the final transfer amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the three months ended March 31, 2009, the Company generally matched in the Legacy FairPoint 401(k) plans 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6% or as otherwise required by the relevant collective bargaining agreement; in the Northern New England 401(k) management plan an amount equal to 100% of each employee's contribution up to 6% of base compensation; and in the Northern New England 401(k) plan for union associates an amount equal to 82% of each employee's contribution up to 6% of base compensation.

        Effective for the first full payroll period in April 2009, matching contributions made to the Company's 401(k) plans for certain employees may be made in the form of the Company's common stock or in cash. Generally, each participant in these plans would receive a dollar-for-dollar match of FairPoint stock or cash up to 5% of the participant's eligible compensation. For the three months ended June 30, 2009, the foregoing matching contributions were made in the form of cash. Certain participants in the Company's 401(k) plans who are covered by collective bargaining agreements will continue to have their Company matching contributions determined under the prior formula and made in cash.

        Total Company contributions to all 401(k) Plans were $2.4 million and $2.3 million for the three months ended June 30, 2009 and 2008, respectively, and were $4.9 million and $5.1 million for the six months ended June 30, 2009 and 2008, respectively. The $2.4 million of Company contributions during the three months ended June 30, 2009 includes a lump sum contribution of $0.9 million made on July 15 to match certain employee contributions made during the three months ended June 30, 2009.

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2009	December 31, 2008
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(131,218)	$(134,504)

Total accumulated other comprehensive loss	$(131,218)	$(134,504)

        Other Comprehensive Loss for the six months ended June 30, 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss. Defined benefit pension and post-retirement plan activity during the three months ended March 31, 2008 included $49.5 million (net of $32.8 million taxes) in connection with the merger, which is reflected as a reduction to Accumulated

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Accumulated Other Comprehensive Loss (Continued)

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average number of common shares used for basic earnings per share	89,364	88,725	89,168	62,077
Effect of potential dilutive shares	—	465	—	406

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,364	89,190	89,168	62,483

Anti-dilutive shares excluded from the above reconciliation	644	494	882	509

        Since the Company incurred a loss for the three and six months ended June 30, 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the merger, the combined Company had 89,025,568 shares of common stock outstanding. At June 30, 2009, there were 89,496,847 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

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

        The Verizon Northern New England business also recognized an allocated portion of interest expense in connection with contractual agreements between the Verizon Companies and Verizon for the provision of short term financing and cash management services. Verizon issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon's subsidiaries, including the Verizon Group, and invests funds in temporary investments on their behalf. The Verizon Group also recognized interest expense related to a promissory note held by Verizon.

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

the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities until fiscal years beginning after November 15, 2008. As of January 1, 2009, the Company adopted FSP 157-2 which did not have a material impact on the Company's financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company's financial statements.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2009 (in thousands):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Prepaid pension assets (1)	$9,741	9,741	—	—
Interest rate swap agreements (2)	(62,824)	—	(62,824)	—
Accrued pension obligation (1)	(49,507)	—	(49,507)	—
Post-retirement medical obligations (1)	(234,413)	—	(234,413)	—
Other post-employment benefit obligations (3)	(5,311)	—	(5,311)	—

(1)
The Company maintains certain pension and other post-retirement plans for qualified employees. See note 9 for more information.

(2)
Fair value of interest rate swaps at June 30, 2009 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of June 30, 2009. See note 7 for more information.

(3)
Other post-employment benefit obligations represent workers' compensation claims.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Commitments and Contingencies

(a) Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of June 30, 2009 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending June 30:
2010	$3,085	$11,735
2011	2,563	9,283
2012	1,841	8,172
2013	1,648	6,934
2014	1,534	4,999
Thereafter	872	8,226

Total minimum lease payments	$11,543	$49,349
Less interest and executory cost	(2,913)

Present value of minimum lease payments	8,630
Less current installments	(2,046)

Long term obligations at June 30, 2009	$6,584

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

(c) Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of June 30, 2009, the Company has recognized an estimated liability for service quality penalties based on historical assessments. However, additional penalties may be assessed as a result of service quality issues related to the systems cutover, which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

(16) Subsequent Events

        The Company has evaluated subsequent events through August 5, 2009, the date that the financial statements were issued.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(16) Subsequent Events (Continued)

(a) Exchange Offer

        On June 24, 2009, the Company launched an offer to exchange (the "exchange offer") all of the outstanding notes for new 13 1/8% senior notes due 2018 (the "new notes"). Concurrently with the exchange offer, the Company solicited consents (the "consent solicitation") from holders of the notes for certain amendments to the indenture under which the notes were issued to eliminate or amend substantially all of the restrictive covenants and modify a number of the events of default and certain other provisions previously contained in the indenture (collectively, the "proposed amendments").

(b) Issuance of New Notes and Payment of Consent Fee

        On July 29, 2009 (the "settlement date"), the Company successfully consummated the exchange offer. On the settlement date, the proposed amendments became operative and $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) were exchanged for $439.6 million in aggregate principal amount of the new notes. The new notes will mature on April 2, 2018 and will bear interest at a fixed rate of 13 1/8%, payable in cash, except that the new notes will bear interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009 (the "initial interest payment period"). In addition, the Company is permitted to pay the interest payable on the new notes for the initial interest payment period in the form of cash, by capitalizing such interest and adding it to the principal amount of the new notes or a combination of both cash and such capitalization of interest, at its option. Notwithstanding the foregoing, to the extent the Company pays the interest payable on the notes on October 1, 2009 in cash, then it will, at its option, be required to either (i) pay interest on the new notes in cash at a rate of 13 1/8% for the initial interest payment period or (ii) pay interest on the new notes by capitalizing such interest and adding it to the principal amount of the new notes at a rate of 17% per annum for the initial interest payment period. The Company currently intends to make the interest payments due on October 1, 2009 on the new notes by capitalizing such interest and adding it to the principal amount of the new notes.

        In addition, pursuant to the terms of the exchange offer, an additional $18.9 million in aggregate principal amount of new notes was issued to holders who tendered their notes in the exchange offer as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date of the exchange offer. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, the Company has classified the accrued interest on the exchanged notes as of June 30, 2009 of $14.4 million as a non-current liability on the condensed consolidated balance sheet.

        The indenture governing the new notes, which the Company entered into with U.S. Bank National Association, as trustee, on July 29, 2009 (the "new indenture"), limits, among other things, the Company's ability to incur additional indebtedness, issue certain preferred stock, repurchase its capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(16) Subsequent Events (Continued)

        The new indenture also restricts the Company's ability to pay dividends on or repurchase its common stock under certain circumstances.

        In connection with the exchange offer and the corresponding consent solicitation, the Company also paid a cash consent fee of $1.6 million in the aggregate to holders of notes who validly delivered and did not revoke consents in the consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of notes exchanged in the exchange offer.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, video and Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and are the 7th largest local telephone company in the United States, in each case based on number of access lines as of June 30, 2009. We operate in 18 states with approximately 1.7 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband and cable modem) in service as of June 30, 2009.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural markets. Many of our telephone companies have served their respective communities for over 75 years.

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the Federal Communications Commission (the "FCC") generally exercises jurisdiction over the facilities and services of communications common carriers, such as FairPoint, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996, which amended the Communications Act of 1934, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. We have obtained permission to continue to operate under this regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the transition services agreement, dated as of January 15, 2007, which we entered into with certain subsidiaries of Verizon in connection with the merger, as amended on March 31, 2008 (the "transition services agreement"), we had limited ability to change current product offerings. Upon completion of the cutover from the Verizon systems to the new FairPoint systems on January 30, 2009 (the "cutover"), we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability during the first half of 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the cutover.

        From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back office functions in the Maine, New Hampshire and Vermont operations we acquired from Verizon. These services were provided by Verizon under the transition services agreement through January 30, 2009. On January 30, 2009, we began the cutover, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel. During the period from January 23, 2009 until January 30, 2009, all retail orders were taken manually and following the cutover were entered into the new systems. From February 2, 2009 through February 9, 2009, we manually processed only emergency orders, although we continued to provide repair and maintenance services to all customers.

        Following the cutover, many of these systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations.

        We have since worked diligently to remedy these issues and we now believe that most areas of the business are operating at or near normal levels. The order backlog has been reduced significantly and order handle times continue to be reduced. Provisioning of new orders has steadily improved and call volumes into the customer service centers have returned to pre-cutover levels. In addition, certain systems functionality which supports collection efforts has only recently become available. Nevertheless, delays in implementing the collections software functionality, together with other cutover issues, have caused an increase in accounts receivable, which has adversely impacted our liquidity.

        Because of these cutover issues, during the three months and six months ended June 30, 2009 we incurred $8.6 million and $28.0 million, respectively, of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The cutover issues also required significant staff and senior management attention, diverting their focus from other efforts. We expect to continue to incur a modest amount of incremental costs during the third quarter of 2009 as we fully complete our cutover restoration efforts.

        In addition to the significant incremental expenses we incurred as a result of these cutover issues, we have been unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe is having an adverse effect on our business, financial condition, results of operations and liquidity, as well as our ability to continue to comply with the financial covenants in our credit agreement.

Recent Developments

  Exchange Offer, Issuance of New Notes and Payment of Consent Fee

        Primarily as a result of the cutover issues and the other events referenced above, we believed that we were at risk of failing to comply with the interest coverage ratio maintenance covenant in our credit facility, dated as of March 31, 2008, which we entered into with Spinco and lenders and agents party thereto, as amended (the "credit facility"), when measured for the period ending June 30, 2009. Given that we believe that our credit facility is a valuable asset and that we may not be able to refinance the credit facility or obtain new financing on reasonable terms, if at all, in the current lending environment, we initiated preliminary discussions with the administrative agent under our credit facility regarding a waiver of this potential breach of the interest coverage ratio maintenance covenant for the measurement period ending June 30, 2009. At the time of such discussions, the administrative agent indicated that such a waiver would require a significant cash fee, likely result in additional restrictive provisions being placed on us and likely require us to renegotiate certain provisions in our credit facility following expiration of such waiver. We ultimately elected not to pursue a waiver and instead launched an offer on June 24, 2009 to exchange (the "exchange offer") all of our 13 1/8% senior notes due 2018 (the "notes") for new 13 1/8% senior notes due 2018 (the "new notes"). The exchange offer was primarily designed to reduce our cash interest expense for the quarters ending June 30, 2009 and September 30, 2009 and to help us maintain compliance with the interest coverage ratio maintenance covenant in our credit facility for the measurement period ending June 30, 2009.

        Concurrently with the exchange offer, we solicited consents (the "consent solicitation") from holders of the notes for certain amendments to the indenture under which the notes were issued, dated as of March 31, 2008, between Spinco and U.S. Bank National Association, as trustee, as amended (the "indenture"), to eliminate or amend substantially all of the restrictive covenants and modify a number of the events of default and certain other provisions previously contained in the indenture (collectively, the "proposed amendments").

        On July 29, 2009 (the "settlement date"), we successfully consummated the exchange offer. On the settlement date of the exchange offer, the proposed amendments became operative and $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) were exchanged for $439.6 million in aggregate principal amount of the new notes. The new notes will mature on April 2, 2018 and will bear interest at a fixed rate of 13 1/8%, payable in cash, except that the new notes will bear interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009 (the "initial interest payment period"). In addition, we are permitted to pay the interest payable on the new notes for the initial interest payment period in the form of cash, by capitalizing such interest and adding it to the principal amount of the new notes or a combination of both cash and such capitalization of interest, at our option. Notwithstanding the foregoing, to the extent we pay the interest payable on the notes on October 1, 2009 in cash, then we will, at our option, be required to either (i) pay interest on the new notes in cash at a rate of 13 1/8% for the initial interest payment period or (ii) pay interest on the new notes by capitalizing such interest and adding it to the principal amount of the new notes at a rate of 17% per annum for the initial interest payment period. We currently intend to make the interest payments due on October 1, 2009 on the new notes by capitalizing such interest and adding it to the principal amount of the new notes.

        In addition, pursuant to the terms of the exchange offer, an additional $18.9 million in aggregate principal amount of new notes were issued to holders who tendered their notes in the exchange offer as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, we have classified the accrued interest of $14.4 million on the exchanged notes as of June 30, 2009 as a non-current liability on the condensed consolidated balance sheet.

        The indenture governing the new notes, which we entered into with U.S. Bank National Association, as trustee, on July 29, 2009 (the "new indenture"), limits, among other things, our ability to incur additional indebtedness, issue certain preferred stock, repurchase our capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us and enter into transactions with affiliates.

        The new indenture also restricts our ability to pay dividends on or repurchase our common stock under certain circumstances.

        In connection with the exchange offer and the corresponding consent solicitation, we also paid a cash consent fee of $1.6 million in the aggregate to holders of notes who validly delivered and did not revoke consents in the consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of notes exchanged in the exchange offer.

  The Restructuring Plan

        After giving effect to the conversion of a portion of our cash interest expense to non-cash interest expense as a result of the exchange offer, we were able to maintain compliance with all the financial covenants contained in the credit facility as of June 30, 2009. However, we currently expect that the exchange offer may not provide a sufficient reduction in our cash interest expense to prevent a breach of the interest coverage ratio maintenance covenant in our credit facility for the measurement period ending September 30, 2009. In addition, we currently expect that we may be in breach of the leverage ratio maintenance covenant in our credit facility as early as the measurement period ending September 30, 2009. If we are unable to comply with either the interest coverage ratio maintenance covenant and/or the leverage maintenance covenant, such failure would constitute an event of default under our credit facility, which would permit the lenders under our credit facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to us. If the lenders under our credit facility exercised such remedies, we do not believe that we could refinance the credit facility on reasonable terms, or at all, in the current lending environment.

        In order to address these issues, we are developing a restructuring plan with the assistance of Rothschild Inc. ("Rothschild"), the financial advisor we retained to assist with our efforts to restructure our capital structure.

        As currently contemplated, the restructuring plan will relate to our outstanding notes and new notes and will be generally designed to (i) reduce our indebtedness and interest expense, (ii) improve our liquidity and financial and operational flexibility in order to allow us to compete more effectively and generate long term revenue growth and (iii) help us maintain compliance with the maintenance covenants in our credit facility. We anticipate that the restructuring plan will include, among other things, an offer to exchange all of our outstanding notes and new notes for shares of our capital stock. We expect consummation of such a transaction will be highly dilutive to our current stockholders.

        In the event that the restructuring plan is not consummated, including because noteholders fail to support the restructuring plan or we are unable to obtain stockholder approval if required, we will consider all other restructuring alternatives available to us, which may include the commencement of an in-court resolution under chapter 11 of the U.S. Bankruptcy Code ("chapter 11"), with or without a pre-arranged plan of reorganization. There can be no assurance that any restructuring arrangement or plan that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe than any restructuring would be highly dilutive to our current stockholders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

  Appointment of Chairman of the Board and Chief Executive Officer

        On June 16, 2009, our board of directors announced that it had appointed David L. Hauser to serve as our chairman and chief executive officer, which appointment became effective on July 1, 2009, and Eugene B. Johnson announced his retirement as our chairman and chief executive officer and his resignation from our board of directors, which retirement and resignation became effective on June 30, 2009. In addition, effective July 1, 2009, Mr. Hauser no longer serves as a member of any committee of our board of directors.

  Non-compliance with New York Stock Exchange Continued Listing Standards

        On July 24, 2009, we were notified by the New York Stock Exchange (the "NYSE") that we were not in compliance with the NYSE's continued listing standards (the "non-compliance notice") because the thirty day average market capitalization of our common stock had been less than $75 million (the "$75 million rule"). Under the NYSE rule, we have 45 calendar days from receipt of the non-compliance notice to respond to the NYSE by submitting a business plan demonstrating our strategy for regaining compliance with the $75 million rule within 18 months of receipt of the non-compliance notice (the "plan"). If the NYSE accepts the plan, we will be subject to quarterly monitoring for compliance with the plan. If the NYSE does not accept the plan, we will be subject to suspension by the NYSE and delisting by the SEC.

        We intend to submit a plan to the NYSE that will enable us to regain compliance with the $75 million rule through the deleveraging of our current capital structure and the execution of certain growth initiatives in the business and broadband markets in northern New England.

        Our common stock remains listed on the NYSE under the symbol "FRP" but has been assigned a ".BC" indicator by the NYSE to signify that we are not currently in compliance with the NYSE's continued listing standards. The ".BC" indicator would be removed at such time as we are deemed compliant with the NYSE's continued listing standards.

Basis of Presentation

        On March 31, 2008, the merger between Spinco and Legacy FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the six months ended June 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the three months ended June 30, 2008. For more information, see note 1 to the "Condensed Consolidated Financial Statements."

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue Source:
Local calling services	$126,017	$149,591	$255,049	$281,766	42%	43%	42%	45%
Access	98,515	101,402	195,553	180,420	33%	30%	32%	29%
Long distance services	34,754	49,090	80,129	90,357	11%	14%	13%	14%
Data and Internet services	29,062	30,552	57,467	52,572	10%	9%	9%	8%
Other services	11,263	14,055	23,043	21,989	4%	4%	4%	4%

Total	$299,611	$344,690	$611,241	$627,104	100%	100%	100%	100%

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

        Because the Verizon Northern New England business had been operating as the local exchange carrier of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Verizon Northern New England business for the three months ended March 31, 2008 include approximately $58 million of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. During January 30, 2009, we operated under the transition services agreement, under which we incurred $15.9 million of expenses. As of January 30, 2009, we began performing these services internally or obtaining them from third-party service providers and not from Verizon.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
Revenues	$299,611	100%	$344,690	100%

Operating expenses
Cost of services and sales	122,707	41	133,900	39
Selling, general and administrative	97,986	33	102,290	30
Depreciation and amortization	68,629	23	69,741	20

Total operating expenses	289,322	97	305,931	89

Income from operations	10,289	3	38,759	11
Interest expense	(54,809)	(18)	(45,123)	(13)
Gain on derivative instruments	7,233	2	43,123	13
Gain on early retirement of debt	7,494	3	—	—
Other income (expense)	(58)	—	264	—

Income (loss) before income taxes	(29,851)	(10)	37,023	11
Income tax (expense) benefit	12,033	4	(13,909)	(4)

Net income (loss)	$(17,818)	(6)%	$23,114	7%

        Revenues decreased $45.1 million to $299.6 million in the second quarter of 2009 compared to 2008. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Additionally, because of cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $23.6 million to $126.0 million during the second quarter of 2009 compared to the same period in 2008. This decrease is primarily due to an 11.2% decline in total voice access lines in service at June 30, 2009 compared to June 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues decreased $2.9 million to $98.5 million during the second quarter of 2009 compared to the same period in 2008. This decrease consisted of a $2.5 million decrease in intrastate access revenues and a $0.4 million decrease in interstate revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues decreased $14.3 million to $34.8 million in the second quarter of 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $1.5 million to $29.1 million in the second quarter of 2009 compared to the same period in 2008. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues.

        Other services.    Other services revenues decreased $2.8 million to $11.3 million in the second quarter of 2009 compared to the same period in 2008.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $11.2 million to $122.7 million in the second quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the transition services agreement with Verizon, which was terminated on January 30, 2009 (the "TSA"). The elimination of transition services agreement costs has been partially offset by direct costs incurred by us to operate the Northern New England operations. Costs incurred under the transition services agreement accounted for $18.9 million of cost of services and sales during the second quarter of 2008.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $4.3 million to $98.0 million in the second quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the transition services agreement, which has been partially offset by direct costs incurred by us to operate the Northern New England operations as well as increased bad debt expense and costs incurred to effect a restructuring of our capital structure. Costs incurred under the transition services agreement accounted for $30.6 million of selling, general and administrative expense during the second quarter of 2008.

        Depreciation and amortization.    Depreciation and amortization expense decreased $1.1 million to $68.6 million in the second quarter of 2009 compared to the same period in 2008. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of these adjustments, depreciation and amortization expense would have increased $3.5 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the TSA.

  Other Results

        Interest expense.    Interest expense increased $9.7 million to $54.8 million in the second quarter of 2009 compared to the same period in 2008. This increase is due to the debt that we incurred subsequent to June 30, 2008. Accrued and unpaid interest on the notes exchanged in the exchange offer through July 28, 2009 was paid on July 29, 2009 in the form of additional new notes totaling $18.9 million (or $14.4 million for the three months ended June 30, 2009). Interest expense paid in the form of new notes has been treated as non-cash for purposes of our financial debt covenants.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended June 30, 2009, we recognized non-cash gains of $7.2 million related to our derivative financial instruments.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $7.5 million gain recognized on the repurchase of $12.0 million aggregate principal amount of the notes during the three months ended June 30, 2009.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other expense was ($0.1) million in the second quarter of 2009, compared with other income of $0.3 million in the same period in 2008.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the second quarter of 2009 and 2008 was 40.3% benefit and 37.6% expense, respectively.

        Net income (loss).    Net loss for the three months ended June 30, 2009 was ($17.8) million compared to net income of $23.1 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
Revenues	$611,241	100%	$627,104	100%

Operating expenses
Cost of services and sales	267,854	44	269,737	43
Selling, general and administrative	190,398	31	165,406	26
Depreciation and amortization	136,496	22	123,666	20

Total operating expenses	594,748	97	558,809	89

Income from operations	16,493	3	68,295	11
Interest expense	(108,288)	(18)	(59,645)	(10)
Gain on derivative instruments	20,131	3	43,123	7
Gain on early retirement of debt	12,357	2	—	—
Other income	15,857	3	1,250	—

Income (loss) before income taxes	(43,450)	(7)	53,023	8
Income tax (expense) benefit	16,855	3	(20,366)	(3)

Net income (loss)	$(26,595)	(4)%	$32,657	5%

        Revenues decreased $15.9 million to $611.2 million in 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $122.9 million and $66.1 million to total revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, combined total revenue would have decreased $72.7 million. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Additionally, because of cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $26.7 million to $255.0 million during the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $36.6 million and $20.9 million to local revenue for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, local calling services revenues would have decreased $42.4 million compared to the prior year. This decrease is primarily due to an 11.2% decline in total voice access lines in service at June 30, 2009 compared to June 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $15.1 million to $195.6 million during the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $46.3 million and $24.0 million to access revenues for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, access revenues would have decreased by $7.2 million. Of this decrease, $3.4 million was attributable to a decrease in interstate revenues and $3.8 million was attributable to a decrease in intrastate revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues decreased $10.2 million to $80.1 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $13.8 million and $7.6 million to long distance revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, long distance revenues would have decreased $16.4 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $4.9 million to $57.5 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $17.9 million and $9.2 million to data and Internet services revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, data and Internet services revenues would have decreased $3.8 million. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues.

        Other services.    Other services revenues increased $1.1 million to $23.0 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $8.3 million and $4.3 million to other services revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, other services revenues would have decreased $2.9 million.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $1.9 million to $267.9 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $44.9 million and $23.7 million to cost of services and sales expenses in the six months ended June 30, 2009 and 2008, respectively. Also included in cost of services and sales for the six months ended June 30, 2009 and 2008 are $6.1 million and $18.9 million, respectively, of expenses related to the transition services agreement with Verizon, which was terminated on January 30, 2009. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have declined $10.3 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $25.0 million to $190.4 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $42.4 million and $16.6 million to selling, general and administrative expenses in the six months ended June 30, 2009 and 2008, respectively. Included in selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 are $9.8 million and $30.6 million, respectively, of expenses related to the transition services agreement and $28.0 million and $10.0 million, respectively, of non-recurring cutover related costs (which we are allowed to add back to adjusted EBITDA under our credit facility). Excluding the impact of the merger and the transition services agreement, selling, general and administrative expenses would have increased $2.0 million. The increase is primarily due to increases in bad debt expense and other operating expenses, as well as costs incurred to effect a restructuring of our capital structure.

        Depreciation and amortization.    Depreciation and amortization expense increased $12.8 million to $136.5 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $19.2 million and $13.8 million to depreciation and amortization expenses in the six months ended June 30, 2009 and 2008, respectively. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of the merger and these adjustments, depreciation and amortization expense would have increased $12.0 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the TSA. Also contributing to the increase in depreciation and amortization expense is an increase of $5.6 million in amortization expense on intangible assets acquired in the merger, as no such amortization expense was recognized during the first quarter of 2008, prior to the merger.

  Other Results

        Interest expense.    Interest expense increased $48.6 million to $108.3 million in the six months ended June 30, 2009 compared to the same period in 2008. This increase is due to the debt that we incurred upon and subsequent to the closing of the merger. Accrued and unpaid interest on the notes exchanged in the exchange offer through July 28, 2009 was paid on July 29, 2009 in the form of additional new notes totaling $18.9 million (or $14.4 million for the six months ended June 30, 2009). Interest expense paid in the form of new notes has been treated as non-cash for purposes of our financial debt covenants.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the six months ended June 30, 2009 and 2008, we recognized non-cash gains of $20.1 million and $43.1 million, respectively, related to our derivative financial instruments.

        Gain on early retirement of debt.    Gain on early retirement of debt represents $13.2 million net gains recognized on the repurchase of $19.9 million aggregate principal amount of the notes during the six months ended June 30, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with our credit facility.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $14.6 million to $15.9 million in the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $15.0 million recognized in the first quarter of 2009 related to the settlement under the transition agreement.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the six months ended June 30, 2009 and 2008 was 38.8% benefit and 38.4% expense, respectively.

        Net income (loss).    Net loss for the six months ended June 30, 2009 was ($26.6) million compared to net income of $32.7 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        Goodwill was $595.1 million at June 30, 2009. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.7 million as of June 30, 2009. As of June 30, 2009, there was $28.6 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average life of approximately 9.7 years. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders' equity balance. As of June 30, 2009, shareholders' equity totaled $1.2 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

        Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.

        We performed step one of our annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no indication of impairment at that time. In light of our operating performance during the first half of 2009, which has been impacted by issues associated with the January 30, 2009 systems cutover, we performed another goodwill impairment assessment as of June 30, 2009. After applying the impairment test at June 30, 2009, it was determined that goodwill was not impaired.

        While no impairment charges resulted from the analysis performed at June 30, 2009, impairment charges may occur in the future due to changes in our performance and future prospects for our business, the outcome of our debt restructuring efforts, changes in estimated discount rates or other factors.

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

        Purchase Accounting.    Prior to the adoption of SFAS No. 141R, Business Combinations ("SFAS 141R") we recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with SFAS 141R.

  New Accounting Standards

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited. We will assess the impact of SFAS 141(R) if and when a future acquisition occurs.

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The adoption of SFAS 162 is not expected to have any impact on our consolidated results of operations and financial position.

        In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FSP FAS 107-1"). FSP FAS 107-1 extends the disclosure requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", to interim financial statements of publicly traded companies. FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have any impact on our consolidated results of operations and financial position.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and requirements for identifying, recognizing and disclosing subsequent events. SFAS 165 requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have any impact on our consolidated results of operations and financial position.

Inflation

        We do not believe inflation has a significant effect on our operations.

Liquidity and Capital Resources

        Our short term and long term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures, including those mandated by the state regulatory orders approving the merger; (iii) working capital requirements as may be needed to support the growth of our business; (iv) dividend payments, if any, on our common stock; (v) obligations under our employee benefit plans; and (vi) potential acquisitions.

        We have a highly leveraged capital structure and have essentially fully drawn all borrowings available under our credit facility. In the future, we expect that our primary sources of liquidity will be cash flow from operations and cash on hand. Because of cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. In addition, cash collections have remained below pre-cutover levels and we have incurred significant incremental costs to operate our Northern New England operations, causing further stress on our liquidity position.

        Cash and cash equivalents at June 30, 2009 totaled $81.0 million compared to $92.5 million at March 31, 2009, excluding restricted cash of $3.4 million and $55.2 million, respectively. During the three months ended June 30, 2009, $51.8 million was released from restricted cash, including $50.2 million released pursuant to a letter dated May 12, 2009 from the NHPUC allowing these funds to be used for general working capital purposes. On April 1, 2009, interest payments totaling $35.6 million were made to holders of the notes and during the three months ended June 30, 2009, debt service payments of $45.3 million were made pursuant to our credit facility. At July 31, 2009, cash and cash equivalents was $75.6 million. We expect to make debt service payments under our credit facility totaling approximately $46.1 million during the three months ending September 30, 2009.

        In addition, as a result of the cutover-related issues and the continuing adverse general economic conditions, prior to June 30, 2009, we believed that we were at risk of failing to comply with the interest coverage ratio maintenance covenant in our credit facility when measured for the period ending June 30, 2009. Given that we believe that our credit facility is a valuable asset, which we may not be able to refinance on reasonable terms, if at all, in the current lending environment, we initiated preliminary discussions with the administrative agent under our credit facility regarding a waiver of this potential breach of the interest coverage ratio maintenance covenant for the measurement period ending June 30, 2009. At the time, the administrative agent indicated that such a waiver would require a significant cash fee, likely result in additional restrictive provisions being placed on us and likely require us to renegotiate certain provisions in our credit facility following the expiration of such waiver. We ultimately elected not to enter into such a waiver and instead launched the exchange offer on June 24, 2009, which exchange offer was primarily designed to reduce our cash interest expense for the quarters ending June 30, 2009 and September 30, 2009 and to help us maintain compliance with the interest coverage ratio maintenance covenant in our credit facility for the measurement period ending June 30, 2009.

        On July 29, 2009, we successfully consummated the exchange offer. On the settlement date, $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) were exchanged for $458.5 million in aggregate principal amount of the new notes (which amount includes new notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date of the exchange offer). Interest expense paid in the form of new notes has been treated as non-cash for purposes of our financial debt covenants and, in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, we have classified the June 30, 2009 balance of $14.4 million accrued interest on the exchanged notes as a non-current liability on the condensed consolidated balance sheet. In connection with the exchange offer and the corresponding consent solicitation, we also paid a cash consent fee of $1.6 million in the aggregate to holders of notes who validly delivered and did not revoke consents in the consent solicitation prior to a specified early consent deadline.

        After giving effect to the conversion of a portion of our cash interest expense to non-cash interest expense as a result of the exchange offer, we were able to maintain compliance with all the financial covenants contained in the credit facility as of June 30, 2009. However, we currently expect that the exchange offer may not provide a sufficient reduction in our cash interest expense to prevent a breach of the interest coverage ratio maintenance covenant in our credit facility for the measurement period ending September 30, 2009. In addition, we currently expect that we may be in breach of the leverage ratio maintenance covenant in our credit facility as early as the measurement period ending September 30, 2009. If we are unable to comply with either the interest coverage ratio maintenance covenant or the leverage maintenance covenant, such failure would constitute an event of default under our credit facility, which would permit the lenders under our credit facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to us. If the lenders under our credit facility were to exercise such remedies, we do not believe that we could refinance the credit facility on reasonable terms, or at all, in the current lending environment.

        In order to address these issues, we are developing a restructuring plan with the assistance of Rothschild. As currently contemplated, the restructuring plan will relate to our outstanding notes and new notes and will be generally designed to (i) reduce our indebtedness and interest expense, (ii) improve our liquidity and financial and operational flexibility in order to allow us to compete more effectively and generate long term revenue growth and (iii) help us maintain compliance with the maintenance covenants in our credit facility. We anticipate that the restructuring plan will contemplate, among other things, an offer to exchange all of our outstanding notes and new notes for shares of our capital stock. We expect consummation of such a transaction will be highly dilutive to our current stockholders.

        In the event that the restructuring plan is not consummated, including because noteholders fail to support the restructuring plan or we are unable to obtain stockholder approval if required, we will consider all other restructuring alternatives available to us, which may include the commencement of an in-court resolution under chapter 11, with or without a pre-arranged plan of reorganization. There can be no assurance that any restructuring arrangement or plan that we pursue will be successful, or what the terms thereof would be or what, if anything, our existing debt and equity holders would receive in any restructuring, which will depend on our enterprise value, although we believe than any restructuring would be highly dilutive to our current stockholders. In addition, we can make no assurances with respect to what the value of our debt and equity will be following the consummation of any restructuring.

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

        As of June 30, 2009, we had borrowed $150.0 million under our revolving credit facility and letters of credit had been issued for $17.9 million. Accordingly, as of June 30, 2009, the remaining amount available under our revolving credit facility is $2.4 million. As of June 30, 2009, we also had pending commitments for additional letters of credit totaling, $1.5 million.

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

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 7 of the notes to our condensed consolidated financial statements for the six months ended June 30, 2009 included in this Quarterly Report. As a result of these swap agreements, approximately 76% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of June 30, 2009. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Upon the consummation of the exchange offer and the corresponding consent solicitation, substantially all of the restrictive covenants in the indenture were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.

        Pursuant to the exchange offer, on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) for $458.5 million in aggregate principal amount of the new notes (which amount includes new notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date of the exchange offer). The new notes will mature on April 2, 2018 and will bear interest at a fixed rate of 13 1/8%, payable in cash, except that the new notes will bear interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, we are permitted to pay the interest payable on the new notes for the initial interest payment period in the form of cash, by capitalizing such interest and adding it to the principal amount of the new notes or a combination of both cash and such capitalization of interest, at our option. Notwithstanding the foregoing, to the extent we pay the interest payable on the notes on October 1, 2009 in cash, then we will, at our option, be required to either (i) pay interest on the new notes in cash at a rate of 13 1/8% for the initial interest payment period or (ii) pay interest on the new notes by capitalizing such interest and adding it to the principal amount of the new notes at a rate of 17% per annum for the initial interest payment period. We currently intend to make interest payments due on October 1, 2009 on the new notes by capitalizing such interest and adding it to the principal amount of the new notes.

        The indenture governing the new notes limits, among other things, our ability to incur additional indebtedness, issue certain preferred stock, repurchase our capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us and enter into transactions with affiliates.

        The indenture on the new notes also restricts our ability to pay dividends on or repurchase our common stock under certain circumstances.

        During the three and six months ended June 30, 2009, we repurchased $12.0 million and $19.9 million, respectively, in aggregate principal amount of the notes for an aggregate purchase price of $4.1 million and $6.3 million, respectively, in cash. In addition, for the three and six months ended June 30, 2009, we repaid $6.3 million of principal under the term loan A facility of our credit facility and for the three and six months ended June 30, 2009, we repaid $2.8 million and $6.1 million, respectively, of principal under the term loan B facility of our credit facility. In total, we retired $21.1 million and $32.3 million of outstanding debt during the three and six months ended June 30, 2009, respectively.

        Our ability to service our indebtedness will depend on our ability to generate sufficient cash in the future. Scheduled amortization payments began on the term loan A facility of our credit facility in 2009 and will begin on the term loan B facility of our credit facility in 2010 and on the delayed draw facility in 2011. No principal payments are due on the notes prior to their maturity. We will need to refinance all or a portion of our indebtedness on or before maturity and may not be able to refinance our indebtedness on commercially reasonable terms or at all.

        Net cash provided by operating activities was $28.1 million and $50.3 million for the six months ended June 30, 2009 and 2008, respectively.

        Net cash used in investing activities was $89.3 million and $86.6 million for the six months ended June 30, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $90.5 million and $98.3 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the six months ended June 30, 2008.

        Net cash provided by financing activities was $71.8 million and $47.4 million for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009, net proceeds from

FairPoint's issuance of long term debt were $50.0 million, repayment of long term debt was $18.7 million and dividends to stockholders was $23.0 million. Additionally, $65.1 million was released from restricted cash during the six months ended June 30, 2009.

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

        We are also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the merger and $49 million during each of the fourth and fifth years after the closing of the merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that we are required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the merger, we will be required to spend 150% of the amount of such shortfall at the direction of the New Hampshire Public Utilities Commission (the "NHPUC"). The NHPUC may require that a portion of these increased capital expenditures be directed toward state programs rather than invested in our assets. We are required to spend at least $56.4 million over the 60-month period following the closing of the merger on broadband infrastructure in New Hampshire, which is expected to result in capital expenditures in New Hampshire in excess of the minimum capital expenditure requirements described above.

        We also have the availability of $49.2 million contributed to us by the Verizon Group, and $1.1 million in interest earned thereon, to make capital and operating expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by us and approved by the NHPUC. These funds were reflected on the Company's March 31, 2009 balance sheet as restricted cash to be used only in accordance with a settlement agreement dated as of January 23, 2008, with certain affiliates of Verizon and the staff of the NHPUC. During the three months ended

June 30, 2009, we requested that these funds be made available for general working capital purposes. By letter, dated as of May 12, 2009, the NHPUC approved our request, conditioned upon our commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

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

        On January 30, 2009, we entered into the transition agreement with Verizon in connection with the cutover of certain back office systems, as contemplated by the transition services agreement. The transition services agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the transition agreement resulted in a $22.7 million improvement in our cash flow for the six months ended June 30, 2009.

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long term debt, including current maturities(a)	$2,498,710	$45,000	$110,375	$410,100	$1,933,235
Interest payments on long term debt obligations(b)	991,992	205,886	359,069	319,595	107,442
Capital lease obligations	11,543	3,085	4,404	3,182	872
Operating leases	49,349	11,735	17,455	11,933	8,226

Total projected contractual obligations	$3,551,594	$265,706	$491,303	$744,810	$2,049,775

(a)
Includes $531.1 million of the notes. See note 8 to the "Condensed Consolidated Financial Statements" for more information.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2009, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(62,824)	(43,438)	(19,077)	(309)	—

(1)
Fair value of interest rate swaps at June 30, 2009 is based on information provided by the counterparties in order to compute the value of the underlying contracts using consistent methodologies. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of June 30, 2009. See note 7 to the "Condensed Consolidated Financial Statements" for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of June 30, 2009, approximately 76% of our indebtedness bore interest at fixed rates or effectively at fixed rates. As of June 30, 2009, we had total debt of $2,488 million, net of discount of $10.1 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 2.938% to 13.125% per annum, including applicable margins. As of June 30, 2009, the fair value of our debt was approximately $1,056 million, net of discount of $10.1 million. Our term loan A facility and revolver mature in 2014, our term loan B facility and delayed draw term loan mature in 2015 and the notes mature in 2018.

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

        At June 30, 2009, the fair market value of these swaps is a net liability of approximately $62.8 million, of which $43.4 million has been included in other current liabilities and $19.4 million has been included in other long term liabilities.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the six months ended June 30, 2009, the actual gain on the pension plan assets has been approximately 0.7%. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of June 30, 2009, we have recognized an estimated liability for service quality penalties based on historical assessments. However, additional penalties may be assessed as a result of service quality issues related to the systems cutover, which could have a material adverse effect on our financial position, results of operations and liquidity.

Item 1A.    Risk Factors.

        The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009, under the heading "Risks Related to Our Business."

If we are unable to consummate a successful restructuring of our notes, we will consider all other restructuring alternatives available to us, which may include a chapter 11 proceeding. A chapter 11 proceeding may result in a protracted process which could disrupt our business, divert the attention of our management from the operation of our business and the implementation of our business plan and may ultimately be unsuccessful.

        If we are unable to consummate the restructuring plan we are developing which contemplates an out-of-court restructuring, any alternative restructuring plan we pursue may include a chapter 11 proceeding. Such a proceeding would likely take substantially longer to consummate and would also require confirmation by the bankruptcy court and would be subject to contested issues and objections from certain stakeholders, which would result in further delay. A protracted restructuring would disrupt our business and would divert the attention of our management from the operation of our business and implementation of our business plan.

        The uncertainty surrounding a prolonged restructuring would also have other adverse effects on us. For example, it would also adversely affect:

  •
  our ability to raise additional capital;

  •
  our ability to capitalize on business opportunities and react to competitive pressures;

  •
  our ability to attract and retain employees;

  •
  our liquidity;

  •
  our relationships with key suppliers (which may result in suppliers attempting to cancel our contracts or restrict ordinary credit terms, requiring upfront payments or financial assurances of performance or refraining entirely from shipping goods);

  •
  our ability to enter into long term contracts with customers;

  •
  how our business is viewed by customers, regulators, investors, lenders and credit ratings agencies;

  •
  the amount of collateral required in the transaction of our business; and

  •
  our enterprise value.

        Moreover, the mere filing of a "bankruptcy case," even one pursuant to a pre-arranged plan, would have an adverse effect on our business and operations.

        Furthermore, in order to successfully emerge from a chapter 11 proceeding, we would need to develop, and obtain requisite court and creditor approval of a viable chapter 11 plan of reorganization (the "chapter 11 plan"). If we were unable to obtain creditor acceptance of the chapter 11 plan or court approval of the chapter 11 plan, it is unclear whether we would be able to reorganize our business and what, if any, distributions to holders of claims against us would ultimately receive with respect to their claims.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and supplemented by our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 1, 2009, we awarded David L. Hauser, our chairman and chief executive officer, options to purchase 1,600,000 shares of our common stock (the "stock options") and 523,810 restricted shares of our common stock (the "restricted shares"), pursuant to an employment agreement we entered into with Mr. Hauser on June 11, 2009. The stock options were granted at an exercise price of $0.95 and will vest in three annual installments, beginning on July 1, 2010. The restricted stock will vest on July 1, 2012. The vesting of the stock options and the restricted stock is contingent upon Mr. Hauser's continued employment with us.

        We did not receive any proceeds in connection with the issuance of the stock options and the restricted stock to Mr. Hauser. The stock options and the restricted stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

        We held our annual meeting of stockholders on June 3, 2009. As of the record date for the annual meeting, there were 89,496,847 shares of our common stock outstanding. Below is a summary of the proposals voted on at the annual meeting and the outcome of such vote with respect to each proposal.

        1.     The proposal to elect Patricia Garrison-Corbin, Eugene B. Johnson and Robert A. Kennedy to our board of directors to serve as class I directors whose term will expire in 2012 was approved with Ms. Garrison-Corbin and Messrs. Johnson and Kennedy receiving the following votes:

	Votes For	Votes Against
Patricia Garrison-Corbin	70,496,219	4,489,004
Eugene B. Johnson	68,882,569	6,102,654
Robert A. Kennedy	70,662,051	4,323,172

David L. Hauser, Jane E. Newman and Michael R. Tuttle continued as our directors, serving until the 2010 annual meeting, and Claude C. Lilly, Robert S. Lilien and Thomas F. Gilbane, Jr. continued as our directors, serving until the 2011 annual meeting.

        2.     The proposal to ratify the appointment of Ernst & Young LLP as our independent registered accounting firm for the fiscal year ending December 31, 2009 was approved with 73,140,240 votes for, 1,478,608 votes against and 366,375 abstentions.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: August 5, 2009	By:	/s/ ALFRED C. GIAMMARINO
Name: Alfred C. Giammarino Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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
2.15	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(1)
2.16	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(3)
2.17	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(5)
2.18	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(7)

Exhibit No.	Description
2.19	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.21	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(9)
2.22	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(10)
2.23	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
2.24	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.25	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.26	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.27	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.28	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.29	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
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
4.3	Form of Initial Senior Note due 2010.(13)
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)

Exhibit No.	Description
4.7	Second Supplemental Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(14)
4.8	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.9	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(6)
4.10	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(14)
4.11	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.10).(14)
10.1
Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(6)
10.2	Amendment, Waiver, Resignation and Appointment Agreement, dated as of January 21, 2009, by and among FairPoint, lenders party thereto, Lehman Commercial Paper Inc. and Bank of America, N.A.(15)
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
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(16)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(17)
10.8	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.*
10.9	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.*
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(18)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(18)
10.12	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(19)
10.13	FairPoint Amended and Restated 1998 Stock Incentive Plan.(20)
10.14	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(21)

Exhibit No.	Description
10.15	FairPoint 2005 Stock Incentive Plan.(11)
10.16	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(22)
10.17	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(22)
10.18	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.19	Nonqualified Deferred Compensation Plan Document.(11)
10.20	Form of February 2005 Restricted Stock Agreement.(23)
10.21	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.22	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.23	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.24	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(19)
10.25	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(17)
10.26	Form of Performance Unit Award Agreement 2008-2010 Award.(22)
10.27	Form of Performance Unit Award Agreement 2009-2011 Award.(27)
10.28	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(17)
10.29	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.*
10.30	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.*
10.31
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2010, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.*
10.32
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2011, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.*
10.33	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(28)
10.34	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.35	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(29)
10.36	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.37	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.38	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.*
14.1	FairPoint Code of Business Conduct and Ethics.(30)

Exhibit No.	Description
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(26)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(31)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(32)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(14)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on August 3, 2009.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 22, 2009.

(16)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(17)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 1, 2008.

(18)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(19)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2008.

(20)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(21)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(22)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 23, 2008.

(23)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(24)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(25)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(26)
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

(30)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.

(31)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(32)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.