Form 10-Q
period 2009-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2009-11-20
CIK 1062613

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of October 31, 2009, there were 90,015,551 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

        Documents incorporated by reference: None

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Some statements in this Quarterly Report are known as "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:

  •
  the potential adverse impact of the Chapter 11 Cases (as defined herein) on our business, including our ability to maintain contracts, trade credit and other customer and vendor relationships;

  •
  our ability to secure additional support from our lenders, our noteholders and state public utilities commissions ("PUCs") for our proposed restructuring plan;

  •
  our ability to obtain court approval of, and to consummate, a plan of reorganization;

  •
  our ability to obtain union concessions;

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

  •
  availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

  •
  our ability to meet obligations to our company sponsored pension plans;

  •
  material technological developments and changes in the communications industry, including disruption of our suppliers' provisioning of critical products or services;

  •
  use by customers of alternative technologies;

  •
  availability and levels of regulatory support payments;

  •
  the effects of competition on the markets we serve; and

  •
  changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the "SEC") may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

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

Except as otherwise required by the context, references in this Quarterly Report to:

  •
  "FairPoint Communications" refers to FairPoint Communications, Inc. excluding its subsidiaries;

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash	$63,529	$70,325
Restricted cash	2,083	8,144
Accounts receivable, net	179,748	175,036
Materials and supplies	30,314	38,694
Other	30,232	28,747
Deferred income tax, net	58,276	31,418

Total current assets	364,182	352,364

Property, plant and equipment, net	1,976,453	2,013,515
Intangibles assets, net	217,462	234,481
Prepaid pension asset	10,178	8,708
Debt issue costs, net	24,121	26,047
Restricted cash	825	60,359
Other assets	17,533	21,094
Goodwill	595,120	619,372

Total assets	$3,205,874	$3,335,940

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long term debt	$2,505,538	$45,000
Current portion of capital lease obligations	2,097	2,231
Accounts payable	130,775	147,778
Dividends payable	—	23,008
Accrued interest payable in cash	39,740	18,844
Accrued interest payable in kind	12,226	—
Interest rate swaps	74,360	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	80,441	72,334

Total current liabilities	2,845,177	369,469

Long term liabilities:
Capital lease obligations	6,041	7,522
Accrued pension obligation	50,965	46,801
Employee benefit obligations	246,637	225,840
Deferred income taxes	118,411	154,757
Unamortized investment tax credits	4,930	5,339
Other long term liabilities	16,786	35,492
Long term debt, net of current portion	—	2,425,253
Interest rate swap agreements	—	41,681

Total long-term liabilities	443,770	2,942,685

Stockholders' equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,015,551 and 88,995,572 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	900	890
Additional paid-in capital	726,195	735,719
Retained earnings (deficit)	(682,217)	(578,319)
Accumulated other comprehensive loss	(127,951)	(134,504)

Total stockholders' equity (deficit)	(83,073)	23,786

Total liabilities and stockholders' equity	$3,205,874	$3,335,940

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$268,284	$328,255	$879,525	$955,359

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	128,550	152,579	396,404	422,316
Selling, general and administrative expense, excluding depreciation and amortization	120,391	104,679	310,789	270,085
Depreciation and amortization	68,570	60,768	205,066	184,434

Total operating expenses	317,511	318,026	912,259	876,835

Income (loss) from operations	(49,227)	10,229	(32,734)	78,524

Other income (expense):
Interest expense	(56,874)	(49,665)	(165,162)	(109,310)
Gain (loss) on derivative instruments	(11,536)	(5,014)	8,595	38,109
Gain on early retirement of debt	—	—	12,357	—
Other	214	2,165	16,071	3,415

Total other expense	(68,196)	(52,514)	(128,139)	(67,786)

Income (loss) before income taxes	(117,423)	(42,285)	(160,873)	10,738
Income tax (expense) benefit	40,120	17,176	56,975	(3,190)

Net income (loss)	$(77,303)	$(25,109)	$(103,898)	$7,548

Weighted average shares outstanding:
Basic	89,366	88,999	89,235	71,358

Diluted	89,366	88,999	89,235	72,773

Earnings per share:
Basic	$(0.87)	$(0.28)	$(1.16)	$0.11

Diluted	(0.87)	(0.28)	(1.16)	0.10

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity (Deficit)

Nine months ended September 30, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' equity (deficit)
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss	—	—	—	(103,898)	—	(103,898)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Issuance of restricted shares	524	5	(5)	—	—	—
Forfeiture of restricted shares	(6)	—	—	—	—	—
Net assets contributed back to Verizon	—	—	(11,084)	—	—	(11,084)
Stock based compensation expense	—	—	1,570	—	—	1,570
Employee benefit adjustment to comprehensive income	—	—	—	—	6,553	6,553

Balance at September 30, 2009	90,016	$900	$726,195	$(682,217)	$(127,951)	$(83,073)

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

Three and nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net (loss) income	$(77,303)	$(25,109)	$(103,898)	$7,548

Other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.3 million and $3.4 million taxes, respectively)	3,267	—	6,553	—

Total other comprehensive loss income	3,267	—	6,553	—

Comprehensive (loss) income	$(74,036)	$(25,109)	$(97,345)	$7,548

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(103,898)	$7,548

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(59,089)	15,354
Provision for uncollectible revenue	40,297	13,004
Depreciation and amortization	205,066	184,434
Non-cash interest expense	31,137	—
SFAS 106 post-retirement accruals	25,350	33,762
Gain on derivative instruments	(8,595)	(38,109)
Gain on early retirement of debt, excluding cash fees	(12,477)	—
Other non cash items	11,616	(26,382)
Changes in assets and liabilities arising from operations:
Accounts receivable	(44,273)	(37,670)
Prepaid and other assets	3,243	2,838
Accounts payable and accrued liabilities	(49,953)	(106,576)
Accrued interest payable	20,896	—
Other assets and liabilities, net	(4,687)	4,244
Other	—	(16,221)

Total adjustments	158,531	28,678

Net cash provided by operating activities	54,633	36,226

Cash flows from investing activities:
Acquired cash balance, net	—	11,401
Net capital additions	(130,658)	(189,234)
Net proceeds from sales of investments and other assets	1,246	2,154

Net cash used in investing activities	(129,412)	(175,679)

Cash flows from financing activities:
Loan origination costs	(2,153)	(29,238)
Proceeds from issuance of long term debt	50,000	1,930,000
Repayments of long term debt	(20,848)	(687,491)
Contributions from Verizon	—	373,590
Restricted cash	65,595	(80,436)
Repayment of capital lease obligations	(1,615)	(1,938)
Dividends paid to stockholders	(22,996)	(1,196,963)

Net cash provided by financing activities	67,983	307,524

Net increase (decrease) in cash	(6,796)	168,071
Cash, beginning of period	70,325	—

Cash, end of period	$63,529	$168,071

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	18,911	551,000
Capital additions included in accounts payable	16,608	—

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases

General

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint is the seventh largest telephone company in the United States based on the number of access lines as of September 30, 2009. FairPoint operates in 18 states with approximately 1.6 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2009.

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint stockholders. As a result, for the nine months ended September 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the six months ended September 30, 2008.

        In order to effect the Merger, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly, the number of common shares outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the Merger.

Historical Verizon Northern New England business

        The Verizon Northern New England business, prior to the Merger, was comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company and Bell Atlantic Communications ("VLD"), Verizon Internet Services Inc. and GTE.Net LLC, ("VOL"), and Verizon Select Services Inc., referred to as VSSI ("VSSI", and together with VLD and VOL, the "Verizon Companies").

        Prior to the Merger, financial statements were not prepared for the Verizon Northern New England business, as it was not operated as a separate business. The Verizon Northern New England business financial statements for all periods prior to the Merger have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") using specific information where available and allocations where data was not maintained on a state-specific basis within the Verizon Northern New England business' books and records.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

Filing of Chapter 11 Cases

        On October 26, 2009 (the "Petition Date"), FairPoint Communications and all of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the "Chapter 11 Cases").

Background to the Filing of the Chapter 11 Cases

  Overview

        On January 15, 2007, the Company entered into an agreement and plan of merger with Verizon and Spinco pursuant to which the Company committed to purchase and assume Verizon's landline operations in Maine, New Hampshire and Vermont (the "Merger Agreement"). The transaction required Verizon to contribute specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont to Spinco and the related long distance and internet service provider businesses in those states to subsidiaries of Spinco. After extensive federal and state regulatory review and approval, on March 31, 2008, Spinco was merged with and into the Company, with the Company being the surviving entity in the Merger.

        In connection with the Merger, the Company and Spinco entered into a $2.03 billion Credit Facility, as subsequently amended (the "Credit Facility" or "Pre-petition Credit Facility"), and Spinco issued and the Company subsequently assumed $551 million of 13 1/8% Senior Notes due 2018 (the "Old Notes"). In consideration of the Merger, Verizon received a $1.16 billion cash payment from Spinco and an additional $551 million in cash from the proceeds of the issuance of the Old Notes. Verizon's stockholders received approximately 54 million shares of the Company's common stock, representing approximately 60.2% of the equity ownership interests in the Company at that time. As a result of the Merger the Company's size, as measured by access lines and revenues, increased approximately fivefold.

        Following the acquisition of the Northern New England operations, the Company faced significant short- and long-term challenges, including, among other things (i) integrating the Northern New England operations into that of the Company, (ii) keeping pace with competition from bundled offerings by cable companies, as well as the use of alternative technologies, which are eroding the Company's traditional base of wireline voice customers, (iii) monitoring, repairing and upgrading the existing telecommunications network in the Northern New England operations, while simultaneously building a new state-of-the-art next generation IP based network, and (iv) overcoming the difficulty of transitioning certain back-office functions from Verizon's integrated systems to newly created systems of the Company, which occurred in January 2009 (the "Cutover").

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        These challenges were made even more difficult by deteriorating market conditions. Although local exchange carriers were the only source of voice communications for many years, more recently local exchange carriers, including the Company, have experienced a decline in the number of access lines in service, primarily due to increased competition from wireless carriers, cable television operators who offer voice services, and internet service providers who offer voice over internet protocol services. Moreover, these competitive challenges were exacerbated by the recent turmoil in the financial markets, which has significantly limited available capital and resulted in a significant decline in the domestic economy in the past year. In addition, the administrative agent under the Pre-petition Credit Facility filed for bankruptcy in October 2008, resulting in the loss of approximately $30.0 million undrawn, available commitments under the Company's revolving credit facility. The Company also believes that the economic decline has reduced consumer spending and contributed to an increase in the rate of decline in access lines and an increase in overdue accounts receivable balances from customers. Additionally, due to the Cutover, the Company incurred higher than anticipated incremental costs and was required to devote significant resources, including management time and attention, to resolving these problems. Finally, the regulatory regimes under which the Company operates limit its flexibility in addressing these problems. As a result of the combined impact of each of these developments, the Company was unable to attain the performance levels it projected at the time of the acquisition of the Northern New England operations.

        The inability to achieve the financial performance projections with respect to the Northern New England operations made it impossible for the Company to service its approximately $2.7 billion in debt obligations. Interest costs on the Company's significant debt has absorbed a large portion of its operating cash flow, thereby imposing limitations on the Company's ability to construct its next generation, IP based network which the Company believes will enable it to offer a new suite of IP based services and implement its strategic business plan. The Company believes these are necessary steps to reverse the current downward trend of the Company's revenue and operating cash flows.

  Initial Out of Court Restructuring Initiatives

        As a result of the various factors affecting the Company's financial performance and operations, the Company determined that it may not be in compliance with certain financial covenants in the Credit Facility for the period ended June 30, 2009. Accordingly, as a first step in a restructuring of its capital structure, the Company initiated an offer to exchange (the "Exchange Offer") the Old Notes for new 13 1/8% Senior Notes due 2018 (the "New Notes", and together with the Old Notes, the "Notes"). The Exchange Offer was consummated on July 29, 2009. Pursuant to the Exchange Offer, $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then-outstanding Old Notes) were exchanged for the New Notes in the aggregate principal amount of $439.6 million. In addition, pursuant to the terms of the Exchange Offer, an additional $18.9 million in aggregate principal amount of the New Notes were issued to noteholders who tendered their Old Notes in the Exchange Offer as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the July 29, 2009 settlement date of the Exchange Offer (the "Settlement Date").

        The New Notes permitted the Company to pay the interest payable on the New Notes for the period from July 29, 2009 through and including September 30, 2009 (the "Initial Interest Payment

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Period") in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at the Company's option.

        Although the Company was able to successfully consummate the Exchange Offer and, as a result, was able to maintain compliance with the financial covenants contained in the Credit Facility for the measurement period ended June 30, 2009, the Exchange Offer did not provide a sufficient reduction in the Company's cash interest expense to prevent a potential breach of the interest coverage ratio maintenance covenant in the Credit Facility for the measurement period ended September 30, 2009. In addition, the Company anticipated that it would be in breach of the leverage ratio maintenance covenant in the Credit Facility as early as the measurement period ended September 30, 2009. Such breaches would have permitted the lenders under the Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. If the lenders under the Credit Facility had exercised such remedies, the Company did not believe that it could refinance the Credit Facility on reasonable terms, or at all, in the then prevailing lending environment.

        In order to address these issues, the Company developed an out-of-court restructuring plan (the "Out of Court Restructuring Plan") with the assistance of its financial advisor. The Out of Court Restructuring Plan related to all of the Company's outstanding Notes and was generally designed to (i) reduce the Company's indebtedness and interest expense, (ii) improve the Company's liquidity and financial and operational flexibility in order to allow it to compete more effectively and maximize enterprise value and (iii) help the Company maintain compliance with the maintenance covenants in the Credit Facility. In particular, the Out of Court Restructuring Plan contemplated, among other things, that the holders of Notes would be tendered in exchange for shares of convertible preferred stock in the Company. The Out of Court Restructuring Plan was conditioned on acceptance by 95% of the outstanding holders of the Notes, which was the threshold necessary to sufficiently reduce leverage for purposes of the maintenance covenants in the Credit Facility as well as for liquidity purposes.

        This effort, however, was unsuccessful for two primary reasons: (1) following lengthy negotiations with substantial holders of the Notes, it became apparent that the minimum tender thresholds could not be met and (2) that the holders of the Notes were unwilling to lend an additional $25 million in funds that would have been necessary to effectively implement the Out of Court Restructuring Plan.

        Following unsuccessful negotiations with the holders of the Notes, the Company entered into discussions with certain of the lenders under the Credit Facility. On September 25, 2009, the Company entered into a forbearance agreement (the "Forbearance Agreement") with lenders holding approximately 68% of the loans and commitments outstanding under the Credit Facility (the "Forbearing Lenders"). The Forbearance Agreement permitted the Company to forgo certain principal and interest payments due on September 30, 2009 under the Credit Facility. Further, the Forbearing Lenders agreed to forbear from accelerating the maturity of the loans outstanding under the Credit Facility and from exercising any other remedies thereunder until October 30, 2009 if the Company failed to meet certain interest coverage ratio and leverage ratio covenants contained in the Credit Facility for the period ended September 30, 2009.

        In addition, the Company entered into certain forbearance agreements with the counterparties to the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the "Swaps").

        Following the execution of the forbearance agreements described above, the Company engaged in extensive negotiations with a steering committee of its prepetition secured lenders (the "Steering Committee") regarding a recapitalization of the Company's significant indebtedness. Subsequently, the Company and the Steering Committee reached agreement on the plan term sheet described herein.

Defaults Under Outstanding Debt Instruments

        The filing of the Chapter 11 Cases constituted an event of default under each of the following debt instruments:

  •
  the indenture governing the New Notes (the "New Indenture");

  •
  the Credit Facility; and

  •
  the Swaps.

        Under the terms of the New Indenture, as a result of the filing of the Chapter 11 Cases, all of the outstanding New Notes became due and payable without further action or notice. Under the terms of the Credit Facility, upon the filing of the Chapter 11 Cases, all commitments under the Credit Facility were terminated and all loans (with accrued interest thereon) and all other amounts outstanding under the Credit Facility (including, without limitation, all amounts under any letters of credit) became immediately due and payable. In addition, as a result of the filing of the Chapter 11 Cases, an early termination event occurred under the Swaps. The Company believes that any efforts to enforce payment obligations under such debt instruments are stayed as a result of the filing of the Chapter 11 Cases.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Credit Facility. An event of default under the Credit Facility permits the lenders under the Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. As such, the Company has classified its obligations under the Credit Facility and the Swaps as current liabilities as of September 30, 2009.

        Prior to the filing of the Chapter 11 Cases, the Company also failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes. As these events of default occurred prior to the issuance of the condensed consolidated financial statements, the Company has classified its obligations under the Notes as current liabilities as of September 30, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Plan Term Sheet

        In anticipation of the Chapter 11 Cases, the Debtors entered into a Plan Support Agreement (the "Support Agreement"), dated as of October 25, 2009, with secured lenders (the "Consenting Lenders") holding more than 50% of the outstanding debt under the Credit Facility. Pursuant to the Support Agreement, the Consenting Lenders have agreed, subject to the terms and conditions contained in the Support Agreement, to support the Debtors' proposed financial restructuring (the "Restructuring Plan") described in the FairPoint Communications, Inc. and Affiliates Chapter 11 Plan Term Sheet (the "Plan Term Sheet"), which is attached as an exhibit to the Support Agreement. The Plan Term Sheet, among other things, provides the framework for a comprehensive balance sheet restructuring of the Debtors that would result in the conversion of more than $1.7 billion of debt into equity, consisting of $1.2 billion of debt under the Credit Facility and all of the outstanding Notes.

        The following is a summary of certain material terms of the Plan Term Sheet.

  Credit Facility Claims

        Pursuant to the Restructuring Plan, the lenders under the Credit Facility would receive their pro rata share of:

  •
  a new $1 billion secured term loan (the "New Term Loan");

  •
  98% of the Company's newly issued common stock (the "New Common Stock"), subject to dilution by the issuance of securities under an equity incentive plan, the Unsecured Common Stock (as defined herein) and the Unsecured Warrants (as defined herein); provided, however, that if the holders of unsecured claims against FairPoint Communications (collectively, "FairPoint Communications Unsecured Claims"), including but not limited to the Notes, do not vote as a class to accept the Restructuring Plan, the lenders under the Credit Facility will receive their pro rata share of 100% of the New Common Stock, subject to dilution by the issuance of securities under an equity incentive plan; and

  •
  the Company's cash in excess of $40 million on the date the definitive documents of the Restructuring Plan become effective in accordance with their terms (the "Effective Date"), after taking into account all cash payments required to be paid under the Restructuring Plan on and after the Effective Date.

  Unsecured Claims Against FairPoint Communications

        Pursuant to the Restructuring Plan, if the holders of the FairPoint Communications Unsecured Claims vote as a class to accept the Restructuring Plan, such holders will receive their pro rata share of (i) 2% of the New Common Stock (the "Unsecured Common Stock"), subject to dilution by the issuance of securities under an equity incentive plan and the Unsecured Warrants, and (ii) warrants to purchase up to 5% of the New Common Stock, which warrants shall have a seven-year term and be exercisable at a strike price equal to a $2.25 billion total enterprise value (the "Unsecured Warrants"), subject to dilution by the issuance of securities under an equity incentive plan. However, if the holders of FairPoint Communications Unsecured Claims do not vote to accept the Restructuring Plan, holders of FairPoint Communications Unsecured Claims will not receive any distributions under the Restructuring Plan on account of their claims.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  Convenience Claims Against The Company

        For purposes of the Restructuring Plan, the term "Convenience Claim" would include any FairPoint Communications Unsecured Claims that are (i) allowed in an amount of $10,000 or less or (ii) allowed in an amount greater than $10,000 but which are reduced to $10,000 by an irrevocable written election of the holders of such claims. Each holder of an allowed Convenience Claim would be paid in full in cash.

  Stockholder Recovery

        Pursuant to the Restructuring Plan, the holders of FairPoint Communications' existing common stock will retain no property and receive no recovery from the Company.

  Board of Directors

        Pursuant to the Restructuring Plan, the reorganized Company would have a nine person board of directors (the "New Board"). Initially, seven of the New Board members will be nominated by the Consenting Lenders, one of the New Board members will be the Company's chief executive officer and one of the New Board members will be nominated by the holders of the Notes if the class of FairPoint Communications Unsecured Claims votes to accept the Restructuring Plan. If the class of FairPoint Communications Unsecured Claims does not vote to accept the Restructuring Plan, then the Consenting Lenders will have the right to nominate eight New Board members. The Consenting Lenders shall have the option to reduce the initial number of board members they are entitled to nominate to five members, it being understood that the overall size of the board shall be reduced commensurately.

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the Company and FairPoint Logistics, Inc. ("Logistics," and together with the Company, the "Borrowers") entered into a Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (the "DIP Credit Agreement"), with certain financial institutions (the "Lenders") and Bank of America, N.A., as the administrative agent for the Lenders (in such capacity, the "Administrative Agent"). The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries (the "DIP Financing"). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the "Interim Order"), the Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. If the Bankruptcy Court enters a final order in connection with the DIP Credit Agreement (the "Final Order"), the Borrowers will be permitted access to the total amount of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. The DIP Credit Agreement became effective by its terms on October 30, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        The DIP Financing will mature and will be repayable in full on the earlier to occur of (i) July 26, 2010, which date can be extended up to 3 months at the request of the Borrowers upon the prior written consent of non-defaulting Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing (the "Required Lenders") with no fee payable by the Borrowers in connection with any such extension, (ii) the effective date of a plan of reorganization that meets certain conditions and is satisfactory to the Required Lenders and the Administrative Agent, (iii) the voluntary reduction by the Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required Lenders upon the occurrence and during the continuance of certain events of default.

        Other material provisions of the DIP Credit Agreement include the following:

        Interest Rate and Fees.    Interest rates for borrowings under the DIP Credit Agreement will be, at the Borrowers' option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.

        Interest shall accrue from and including the date of any borrowing up to but excluding the date of any repayment thereof and shall be payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the Administrative Agent, for the pro rata benefit of the Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee is payable in two installments: (1) the first installment of $400,000 was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee is due and payable on the date the Final Order is entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates.

        Events of Default.    The DIP Credit Agreement contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain ERISA defaults and the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final Order and other matters related to the Chapter 11 Cases.

  DIP Pledge Agreement

        The Borrowers and certain of FairPoint Communications' subsidiaries (collectively, the "Pledgors") entered into the DIP Pledge Agreement with Bank of America N.A., as collateral agent (the "Collateral Agent"), dated as of October 30, 2009 (the "DIP Pledge Agreement"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Pledge Agreement, the Pledgors have provided to the Collateral Agent for the secured parties identified therein, a security interest in 100% of the equity interests and promissory notes owned by the Pledgors and all proceeds arising therefrom, including cash dividends and distributions, subject to certain exceptions and qualifications (the "Pledge Agreement Collateral").

  DIP Subsidiary Guaranty

        Certain of FairPoint Communications' subsidiaries (collectively, the "Guarantors") entered into the DIP Subsidiary Guaranty with the Administrative Agent, dated as of October 30, 2009 (the "DIP Subsidiary Guaranty"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the Guarantors further agreed to subordinate any indebtedness of the Borrowers held by such Guarantor to the indebtedness of the Borrowers held by the secured parties under the DIP Financing.

  DIP Security Agreement

        The Borrowers and the Guarantors (collectively, the "Grantors") entered into the DIP Security Agreement with the Collateral Agent, dated as of October 30, 2009 (the "DIP Security Agreement"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the Grantors have provided to the Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any causes of action arising under Chapter 5 of the Bankruptcy Code and Federal Communications Commission ("FCC") licenses and authorizations by state regulatory authorities to the extent that any Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Plan of Reorganization

        Pursuant to the Support Agreement, the Company is required to file a Chapter 11 plan of reorganization reflecting the Restructuring Plan described above with the Bankruptcy Court within 45 days after the Petition Date. Pursuant to the Support Agreement, the Consenting Lenders, which represent more than 50% of the loans outstanding under the Credit Facility, are required to vote in favor of and support a Chapter 11 plan on substantially the terms and conditions set forth in the Plan Term Sheet. However, no assurances can be given that the Company will file such a Chapter 11 plan or that a Chapter 11 plan will be confirmed by the Bankruptcy Court on the terms described herein or at all.

Reporting Requirements

        As a result of the filing of the Chapter 11 Cases, the Debtors are now required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law. Such materials will be prepared according to requirements of the Bankruptcy Code. While these materials accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Company believes that the substance and format of these materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's securities, or for comparison with other financial information filed with the SEC.

Notifications

        Shortly after the Petition Date, the Debtors began notifying current or potential creditors of the Chapter 11 Cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. The deadline for the filing of proofs of claims against the Debtors has not yet been established by the Bankruptcy Court.

Creditors' Committee

        As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York has appointed a statutory committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors' Committee will support the Debtors' positions on matters to be presented to the Bankruptcy Court in the future or on any Chapter 11 plan of reorganization. Disagreements between the Debtors and the Creditors' Committee could protract the court proceedings, negatively impact the Debtors' ability to operate and delay the Debtors' emergence from bankruptcy.

Executory Contracts—Section 365

        Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Quarterly Report, including where applicable, the Debtors' express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Debtors have under Section 365 of the Bankruptcy Code. Claims may arise as a result of rejecting any executory contract.

Reorganization Costs

        The Debtors have incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors' results of operations. For the three and nine months ended September 30, 2009, the Company has incurred $6.1 million and $7.3 million of reorganization costs, respectively.

Risks and Uncertainties

        The ability of the Debtors, both during and after the Bankruptcy Court proceedings, to continue as a going concern is dependent upon, among other things, the ability of the Debtors to confirm the a Chapter 11 restructuring plan. Uncertainty as to the outcome of these factors raises substantial doubt about the Debtors' ability to continue as a going concern. The consolidated financial statements contained in this Quarterly Report do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. See "Organization and Basis of Financial Reporting; Chapter 11 Cases—Financial Reporting in Reorganization" for additional information. In particular, such financial statements do not purport to show (i) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Debtors or (iv) as to operations, the effects of any changes that may be made in the underlying business. A plan of reorganization would likely cause material changes to the amounts currently disclosed in the condensed consolidated financial statements.

        As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a Chapter 11 plan of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

        Negative events associated with the Chapter 11 Cases could adversely affect revenues and the Debtors' relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Debtors' operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court and the DIP Lenders, which may limit the Debtors' ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Debtors' business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Debtors' ability to continue as a going concern.

Impact on NOL Carryforwards

        The Company's NOLs must be reduced by certain debt discharged pursuant to the bankruptcy plan of reorganization. Further, the Company's ability to utilize its NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, after the Company consummates a debt restructuring that results in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. Under a special rule that may be elected for an ownership change pursuant to a Chapter 11 reorganization, the amount of this annual limitation is equal to the "long-term tax-exempt rate" (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of FairPoint Communications' stock immediately after, rather than immediately before, the ownership change. By taking into account the value of FairPoint Communications' stock immediately after the Chapter 11 reorganization, the limitation is increased as a result of the cancellation of debt that occurs pursuant to the Chapter 11 reorganization. Because the Company expects to elect this treatment, an annual limitation will be imposed on the amount of the Company's pre-ownership change NOL carryforwards that can be utilized to offset its taxable income after consummation of the Chapter 11 reorganization. In order to prevent an ownership change that limits the Company's NOL carryfrowards prior to the effective date of a Chapter 11 plan of reorganization, the Bankruptcy Court has put in place notification procedures and potential restrictions on the trading of FairPoint Communications' common stock.

        Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years. The annual limitation is increased by certain built-in gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of built-in gain that existed at the time of the ownership change). The Company expects any NOL limitation for the five years following an ownership change will be increased by built-in gains. The Company also projects that all available NOL carryforwards after giving effect to the reduction for debt discharged will be utilized to offset future income within the first five years following the restructuring. Therefore, the Company does not expect to have NOL carryforwards after such time.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Financial Reporting in Reorganization

        As a result of the defaults described in this note 1, the Company has classified its obligations under the Credit Facility, the Notes and the Swaps as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009.

        The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement and the Bankruptcy Court's approval of the Company's Restructuring Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying condensed consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

        The Reorganizations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. The Company will apply the Reorganizations Topic of the ASC effective as of the Petition Date, and will segregate those items as outlined above for all reporting periods subsequent to such date.

(2) Accounting Policies

(a) Use of Estimates

        The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with current period presentation. The effect of these reclassifications is not material.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of plant, property and equipment, pension and post-retirement benefit assumptions, penalties imposed by state PUCs, purchase price allocation for the acquisition of Legacy FairPoint and income taxes. In addition, estimates were made to determine the allocations used in preparing the historical combined financial statements as described above.

(b) Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers. These charges are billed based on toll or access tariffs approved by the local state's public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the FCC.

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

(e) Restricted Cash

        As of March 31, 2008, the closing date of the Merger, the Company had $80.9 million of restricted cash. Pursuant to the regulatory orders issued in connection with the Merger, the Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the "New Hampshire Funds"). During the three months ended June 30, 2009, the Company requested that the New Hampshire Funds be made available for general working capital purposes. By letter dated May 12, 2009, the New Hampshire Public Utilities Commission (the "NHPUC") approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

        As of September 30, 2009, the Company had released $79.0 million of the restricted cash, including $1.5 million in interest earned on such restricted cash, for approved expenditures under the required projects and had forfeited an additional $0.5 million to the Vermont Public Service Board due to an inability to spend the full $12.5 million allocated for such projects in the 2008 calendar year. Included in the $79.0 million of restricted cash released for approved expenditures is $12.5 million to be spent during the 2009 calendar year on service quality improvements under a performance enhancement plan in Vermont. As of September 30, 2009, it is evident that the Company will not be able to fulfill its obligation to spend the full $12.5 million allocated for such projects in the 2009 calendar year. As a result, the Company has accrued a $0.5 million forfeiture payable to the Vermont Public Service Board in the first quarter of 2010.

        As of September 30, 2009, the Company had $2.9 million of restricted cash of which $2.1 million is shown in current assets and $0.8 million is shown as a non-current asset on the condensed consolidated balance sheet.

        However, at this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the to

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

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

        During the three months ended September 30, 2009, the Company revised its methodology for calculating the allowance for doubtful accounts based upon recent collections experience. This change in methodology resulted in an increase in the allowance for doubtful accounts and bad debt expense. The allowance for doubtful accounts increased $25.2 million during the three months ended September 30, 2009.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        At September 30, 2009 and December 31, 2008, accumulated depreciation for property, plant and equipment was $4.1 billion and $4.0 billion, respectively.

        The estimated asset lives used are presented in the following table:

Average Lives	Years
Buildings	45
Central office equipment	5 - 11
Outside communications plant
Copper cable	15 - 18
Fiber cable	25
Poles and conduit	30 - 50
Furniture, vehicles and other	3 - 15

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

(j) Long-Lived Assets

        Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment as required by the Property, Plant, and Equipment Topic of the ASC. These assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.

(k) Computer Software and Interest Costs

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year in accordance with the Intangibles—Goodwill and Other Topic of the ASC. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained in accordance with the Interest Topic of the ASC.

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC ("Capgemini"). Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles—Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of September 30, 2009, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles—Goodwill and Other Topic and the Interest Topic of the ASC. During the three and nine months ended September 30, 2009, the Company capitalized $3.9 million and $15.4 million, respectively, in software costs in addition to those capitalized under the MSA. During the three and nine months ended September 30, 2009, the Company capitalized $0.4 million and $1.0 million, respectively, in interest costs in addition to those capitalized under the MSA.

(l) Debt Issue Costs

        On March 31, 2008, immediately prior to the Merger, Legacy FairPoint and Spinco entered into a the $2,030.0 million Pre-petition Credit Facility, consisting of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million (the "Revolver"), a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the "Term Loan A Facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the "Term Loan B Facility", and together with the Term Loan A Facility, the "Term Loan"), and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the "Delayed Draw Term Loan"). The Company incurred $29.2 million of debt issue costs associated with the Credit Facility and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.

        On January 21, 2009, the Company entered into an amendment to the Credit Facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolver, totaling $30.0 million, were terminated and are no longer available to the Company. The Company incurred $0.5 million of debt issue costs associated with this amendment and began to amortize these costs over the remaining life of the loan.

        Concurrent with the amendment, the Company wrote off $0.8 million of the unamortized debt issue costs associated with the original Credit Facility, in accordance with the Debt—Modifications and Extinguishments Topic of the ASC.

        In connection with the Exchange Offer consummated on July 29, 2009, the Company paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

revoke consents in the related consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of Old Notes exchanged in the Exchange Offer. Pursuant to the Debt—Modifications and Extinguishments Topic of the ASC, this consent fee was capitalized and the Company began to amortize these costs over the life of the New Notes using the effective interest method.

        As of September 30, 2009, the Company had capitalized debt issue and offering costs of $24.1 million, net of amortization.

(m) Advertising Costs

        Advertising costs are expensed as they are incurred.

(n) Goodwill and Other Intangible Assets

        Goodwill consists of the difference between the purchase price incurred in the acquisition of Legacy FairPoint using the purchase method of accounting and the fair value of net assets acquired. In accordance with the Intangibles—Goodwill and Other Topic of the ASC, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows.

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders' equity balance. As of September 30, 2009, shareholders' deficit totaled $83.1 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

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

        The Company performed step one of its annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no impairment at that time. In light of the Company's operating performance during the first half of 2009, which was impacted by issues associated with the January 30, 2009 systems cutover, the Company performed an interim goodwill impairment assessment as of June 30, 2009 and determined goodwill was not impaired.

        While no impairment charges resulted from the analysis performed at June 30, 2009, impairment charges may occur in the future due to the outcome of the Chapter 11 Cases or the application of "fresh start" accounting upon the Company's emergence from Chapter 11.

        As of September 30, 2009, the Company had goodwill of $595.1 million.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

        The Company's intangible assets consist of customer lists, non-compete agreements and trade names as follows (in thousands):

At September 30, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504
Less accumulated amortization	(33,858)

Net customer lists	174,646

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	358
Less accumulated amortization	(358)

Net non-compete agreement	—

Trade names (indefinite life):
Gross carrying amount	42,816

Total intangible assets, net	$217,462

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $5.6 million and $17.0 million for the three and nine months ended September 30, 2009 and is expected to be approximately $22.6 million per year.

(o) Accounting for Income Taxes

        The Company accounts for income taxes for interim periods in accordance with the Income Taxes Topic of the ASC. The Income Taxes—Interim Reporting subtopic of the ASC requires the tax (or benefit) related to ordinary income (or loss) to be computed at an estimated annual effective tax rate and the tax (or benefit) related to all other items to be individually computed and recognized when the items occur unless a reliable estimated annual effective tax rate cannot be calculated.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

(p) Stock-based Compensation Plans

        The Company accounts for its stock-based compensation plans in accordance with the Compensation—Stock Compensation Topic of the ASC, which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of the Compensation—Stock Compensation Topic of the ASC using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company.

        On March 3, 2009, the Company's compensation committee approved the award of performance units under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period beginning January 1, 2009 and ending December 31, 2011 to certain key employees. As of September 30, 2009, no shares of common stock had been issued pursuant to these grants.

        On June 10, 2009, the Company's compensation committee approved the award of certain equity incentives to David L. Hauser, the Company's new Chairman and Chief Executive Officer, as an inducement to accept employment with the Company (the "Inducement Awards"). As provided in Mr. Hauser's employment agreement, dated June 11, 2009, the Inducement Awards include: (i) options to purchase 1,600,000 shares of the Company's common stock (the "Inducement Options"); (ii) restricted shares of the Company's common stock valued at $4,000,000 (the "Inducement Restricted Stock"); and (iii) performance units for two performance periods beginning on July 1, 2009 and ending on December 31, 2010 and December 31, 2011, respectively (the "Inducement Performance Units"). The Inducement Options were granted on July 1, 2009, at an exercise price of $0.95 per share. The Inducement Options will vest and become exercisable in three equal annual installments commencing on July 1, 2010, provided that Mr. Hauser remains employed by the Company through each such date. The Inducement Restricted Stock will be awarded in the following three installments: (i) $500,000 on July 1, 2009; (ii) $1,750,000 on July 1, 2010; and (iii) $1,750,000 on July 1, 2011, and will be valued based on the average closing prices of the Company's common stock during the thirty calendar days immediately preceding the applicable award date. Accordingly, on July 1, 2009, 523,810 shares of restricted stock were awarded to Mr. Hauser. The Inducement Restricted Stock will become fully vested on July 1, 2012, provided that Mr. Hauser remains employed by the Company through such date. The Inducement Performance Units will be earned and paid in shares of the Company's common stock, based on the Company's performance during the performance periods, with a target amount of 200% of Mr. Hauser's base salary and a maximum of 400% of Mr. Hauser's base salary. The number of shares subject to the Inducement Options and the option exercise price will be adjusted, and additional shares of Inducement Restricted Stock will be awarded, as necessary, to preserve the value of the Inducement Options and the Inducement Restricted Stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company completes a restructuring of its indebtedness.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Accounting Policies (Continued)

(q) Employee Benefit Plans

        The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation—Retirement Benefits Topic of the ASC. This Topic requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end.

(r) Business Segments

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC. The Company consists of retail and wholesale telecommunications services, including local telephone, high speed Internet, long distance and other services in 18 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(s) Purchase Accounting

        Prior to the adoption of the Business Combinations Topic of the ASC, the Company recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with the Business Combinations Topic of the ASC.

(3) Recent Accounting Pronouncements

        On July 1, 2009, the Company adopted the FASB ASC. The FASB has established the ASC as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the ASC had no impact on the Company's consolidated results of operations and financial position.

        On January 1, 2009, the Company adopted the accounting standard relating to business combinations. This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of this standard if and when a future acquisition occurs.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Recent Accounting Pronouncements (Continued)

        On January 1, 2009, the Company adopted the accounting standard relating to disclosures about derivative instruments and hedging activities. This standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic of the ASC and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

        On June 15, 2009, the Company adopted the accounting standard relating to interim disclosures about fair value of financial instruments. This standard extends financial instrument fair value disclosure to interim financial statements of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

        On June 15, 2009, the Company adopted the accounting standard relating to subsequent events. This standard establishes principles and requirements for identifying, recognizing and disclosing subsequent events. This standard requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

        In December 2008, the accounting standard regarding employers' disclosures about postretirement benefit plan assets was updated to require the Company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard is not expected to have a significant impact on the Company's our consolidated results of operations and financial position.

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

        Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England in Maine, New Hampshire and Vermont and the customers of the Verizon Group's related long distance and Internet service provider businesses in those states to Spinco and the entities (including an entity formed for holding Vermont property) that became Spinco's subsidiaries. In connection with these restructuring transactions, and immediately prior to closing of the Merger on March 31, 2008, the Verizon Group contributed certain of those assets and all of the direct and indirect equity interests of those entities to Spinco in exchange for:

  •
  the issuance of additional shares of Spinco common stock that were distributed in a spin-off;

  •
  a special cash payment of $1,160.0 million to the Verizon Group; and

  •
  the issuance by Spinco to the Verizon Group of the Old Notes.

        As a result of these transactions, the Verizon Group received $1.7 billion of combined cash and principal amount of Old Notes.

        The Verizon Group also contributed approximately $316.0 million in cash to Spinco at the time of the Spin-Off (as defined below), in addition to the amount of working capital, subject to adjustment, that it was required to contribute pursuant to the distribution agreement that was in effect prior to the Merger. During the third quarter of 2008, the Company settled the working capital adjustment with Verizon, resulting in an additional contribution to the Company of approximately $29.0 million from Verizon. In connection with this working capital settlement, the Company paid Verizon $66.3 million for certain payables (offset by any receivables) owed to Verizon affiliates.

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

Pro forma nine months ended September 30, 2008
(unaudited)
Revenue	$1,022,363
Loss from operations	(11,509)
Net loss	(11,509)
Earnings per common share:
Basic	$(0.16)
Diluted	(0.16)

(6) Income Taxes

        For the three months and nine months ended September 30, 2009, the Company recorded an income tax benefit of $40.1 million and $57.0 million, respectively, resulting in an effective tax rate of 34.2% and 35.4%, respectively, compared to an effective tax rate of 40.6% benefit and 29.7% expense for the three months and nine months ended September 30, 2008, respectively.

        The Income Taxes Topic of the ASC requires the Company to apply a "more likely than not" threshold to the recognition and de-recognition of uncertain tax positions. The Company's unrecognized tax benefits totaled $5.6 million and $8.6 million as of September 30, 2009 and December 31, 2008, respectively. The reduction in unrecognized tax benefits was the result of the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

effective settlement of Spinco's IRS audit involving the 2000 through 2003 tax years and did not have a material impact on the Company's tax provision for the three months or nine months ended September 30, 2009. Of the $5.6 million of unrecognized tax benefits at September 30, 2009, $1.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the nine months ended September 30, 2009, there was a $0.5 million decrease in interest and penalties, primarily as a result of the effective settlement of Spinco's IRS audit involving the 2000 through 2003 tax years. Cumulative interest and penalties totaled $0.8 million and $1.2 million, net of tax, as of September 30, 2009 and December 31, 2008, respectively.

        During the three months ended September 30, 2009, the Company received the final tax basis of the fixed assets transferred from Verizon on March 31, 2008. The Company is in the process of confirming this tax basis. Based on the tax basis received from Verizon, the Company has recorded an increase to its deferred tax liability of $11.1 million and a corresponding decrease to additional paid-in capital.

        At September 30, 2009, the Company had federal and state NOL carryforwards of $457.6 that will expire from 2019 to 2029. At September 30, 2009, the Company had alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger (see note 5) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company expects that the Restructuring Plan, as currently contemplated, will result in another ownership change for tax purposes and a significant amount of the Company's tax attributes, including NOL carryforwards, will be reduced. See "Filing of Chapter 11 Cases—Impact on Net Operating Loss Carryforwards" in note 1 for a discussion of the possible effects of the Chapter 11 Cases on the Company's net operating loss carryforwards.

        The Company or one of its subsidiaries files income tax returns in the federal jurisdiction, and with various state and local governments. The Company is no longer subject to federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. As of September 30, 2009, Spinco was under IRS audit for the 2004 through 2006 fiscal years. Management believes that the Company has adequately provided for any adjustments that may arise from these audits.

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company enters into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The Swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate.

        The Company failed to make payments of $14.0 million due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        The filing of the Chapter 11 Cases constituted a termination event under the Swaps. Subsequent to the filing of the Chapter 11 Cases, the Company received notification from the counterparties to the Swaps that the Swaps had been terminated. However, the Company believes that any efforts to enforce payment obligations under such debt instruments are stayed as a result of the filing of the Chapter 11 Cases. See note 1.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

        The chart below provides details of the Swaps.

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

        As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the condensed consolidated statement of operations. At September 30, 2009, the fair market value of the Swaps was a net liability of approximately $74.4 million, all of which has been included in current liabilities due to the event of default described above. The Company has recognized losses of $11.5 million and gains of $8.6 million, respectively, on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the Swaps during the three months and nine months ended September 30, 2009.

        The following table summarizes the location and fair value of the Company's derivative instruments in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 (in thousands):

	Fair Value of Liability Derivatives at
	September 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts located within the balance sheet caption:
Current liabilities—Interest rate swaps	$74,360	$41,274
Long term liabilities—Interest rate swaps	—	41,681

Total derivatives not designated as hedging instruments under SFAS 133	$74,360	$82,955

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

        The following table summarizes the location and amount of gains (losses) on the Company's derivative instruments in the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

		Amount of (Loss) Gain Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location of (Loss) Gain Recognized in Income on Derivatives
		2009	2008	2009	2008
Derivatives not designated as hedging instruments
Interest rate contracts	Gain (loss) on derivative instruments	$(11,536)	$(5,014)	$8,595	$38,109

Total derivatives not designated as hedging instruments		$(11,536)	$(5,014)	$8,595	$38,109

(8) Long Term Debt

        Long term debt for the Company at September 30, 2009 and December 31, 2008 is shown below (in thousands):

	September 30, 2009	December 31, 2008
Senior secured credit facility, variable rates ranging from 2.81% to 5.00% (weighted average rate of 4.31%) at September 30, 2009, due 2014 to 2015	$1,965,450	$1,930,000
Senior notes, 13.125%, due 2018	549,996	551,000
Discount on senior notes, 13.125%, due 2018	(9,908)	(10,747)

Total outstanding long term debt	2,505,538	2,470,253
Less current portion	(2,505,538)	(45,000)

Total long term debt, net of current portion	$—	$2,425,253

        The estimated fair value of the Company's long term debt at September 30, 2009 is $1,614.4 million based on market prices of the Company's debt securities at the balance sheet date.

        The Company failed to make the September 30, 2009 principal and interest payments required under the Credit Facility. Failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Credit Facility, which permits the lenders to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the incurrence of an event of default on the Credit Facility constituted an

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

event of default under the Swaps at September 30, 2009. As such, the Company has classified its obligations under the Credit Facility and the Swaps as current liabilities as of September 30, 2009. Filing of the Chapter 11 Cases constituted an event of default on the New Notes. In addition, the failure to make the October 1, 2009 interest payment on the Notes within thirty days of the due date constituted an event of default under the Notes. As these events of default occurred prior to the issuance of the condensed consolidated financial statements, the Company has classified its obligations under the Notes as current liabilities as of September 30, 2009.

        On September 25, 2009, the Company entered into forbearance agreements with the lenders under the Credit Facility and the Swaps under which the lenders agreed to forbear from exercising their rights and remedies under the respective agreements with respect to any events of default through October 30, 2009. On October 26, 2009, the Company filed the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default under each of the Credit Facility, the New Notes and the Swaps. However, the Company believes that any efforts to enforce payment obligations under these agreements are stayed as a result of the filing of the Chapter 11 Cases. For additional information about the impact of the Chapter 11 Cases, see note 1.

        The approximate aggregate maturities of long term debt for each of the five years subsequent to September 30, 2009 are as follows (in thousands):

Quarter ending September 30,
2010	$45,000
2011	54,150
2012	63,300
2013	213,300
2014	182,325
Thereafter	1,957,371

$2,515,446

        Pursuant to the Restructuring Plan, the Company does not expect to make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases.

        Prior to March 31, 2008, debt held by the Verizon Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Verizon Northern New England business.

        On March 31, 2008, immediately prior to the Merger, FairPoint and Spinco entered into the Credit Facility consisting of the Revolver, the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan. Spinco drew $1,160 million under the Term Loan immediately prior to the Spin-Off, and then the Company drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, the Company has drawn an additional $194.5 million under the Delayed Draw Term Loan.

        On October 5, 2008 the administrative agent under the Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolver. On January 21, 2009, the Company entered into an amendment to the Credit Facility under which, among

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolver, totaling $30.0 million, were terminated and are no longer available to the Company.

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

        As of September 30, 2009, the Company had borrowed $150.0 million under the Revolver and letters of credit had been issued for $18.2 million. Accordingly, as of September 30, 2009, the remaining amount available under the Revolver was $2.1 million. The Company also had pending commitments for additional letters of credit totaling $0.7 million as of September 30, 2009. Upon the event of default under the Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolver were automatically terminated.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolver and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan (collectively, the "Term Loans"), are repayable in quarterly installments in the manner set forth in the Credit Facility beginning June 30, 2009.

        Interest rates for borrowings under the Credit Facility will be, at the Company's option, for the Revolver and for the Term Loans at either (a) the Eurodollar rate, as defined in the Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Credit Facility, plus an applicable margin.

        The Company's Term Loan B Facility debt is subject to a LIBOR floor of 3.00%. As a result, the Company incurs interest expense at above-market levels when LIBOR rates are below 3.00%.

        The Company's effective interest rate on all of its debt, which includes the impact of the Swaps, as of September 30, 2009 is 8.87%.

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

        The Credit Facility requires the Company first to prepay outstanding Term Loan A Facility loans in full, including any applicable fees, interest and expenses and, to the extent that no Term Loan A Facility loans remain outstanding, Term Loan B Facility loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, subject to certain reinvestment rights, 100% of net casualty insurance proceeds, subject to certain reinvestment rights and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Credit Facility requires the Company to prepay outstanding Term Loans on the date the Company delivers a compliance certificate pursuant to the Credit Facility beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) 90% of the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the Term Loans pursuant to the Credit Facility. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily prepaid will be applied in forward order of maturity of the remaining amortization payments.

        Voluntary prepayments of borrowings under the Term Loans and optional reductions of the unutilized portion of the Revolver commitments will be permitted upon payment of an applicable payment fee, which shall only be applicable to certain prepayments of borrowings as described in the Credit Facility.

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

        The Credit Facility also contains restrictions on the Company's ability to pay dividends on or repurchase its common stock.

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

        On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually in cash on April 1 and October 1 of each year. The notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        The indenture governing the Old Notes (the "Old Indenture") limits, among other things, the Company's ability to incur additional indebtedness, issue certain preferred stock, repurchase its capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restriction on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

        The Old Indenture also restricts the Company's ability to pay dividends on or repurchase its common stock under certain circumstances.

        During the nine months ended September 30, 2009, the Company repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. The Company did not repurchase any Old Notes during the three months ended September 30, 2009. In addition, for the three and nine months ended September 30, 2009, the Company repaid $2.2 million and $8.4 million, respectively, of principal under the Term Loan A Facility and, for the nine months ended September 30, 2009, repaid $6.1 million of principal under the Term Loan B Facility. The Company did not make any principal payments on the Term Loan B Facility during the three months ended September 30, 2009. In total, the Company retired $2.2 million and $34.5 million of outstanding debt during the three and nine months ended September 30, 2009, respectively.

        On June 24, 2009, the Company launched the Exchange Offer. Concurrently with the Exchange Offer, the Company solicited consents (the "Consent Solicitation") from holders of the Old Notes for certain amendments to the Old Indenture to eliminate or amend substantially all of the restrictive covenants and modify a number of the events of default and certain other provisions previously contained in the Old Indenture (collectively, the "Proposed Amendments").

  Issuance of New Notes and Payment of Consent Fee

        On July 29, 2009, the Company successfully consummated the Exchange Offer. On the Settlement Date, the Proposed Amendments became operative and $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) were exchanged for $439.6 million in aggregate principal amount of the New Notes. In addition, pursuant to the terms of the Exchange Offer, an additional $18.9 million in aggregate principal amount of New Notes was issued to holders who tendered their Old Notes in the Exchange Offer as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date.

        The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at its option. The Company intended to make the interest payments due on October 1, 2009 on the New Notes by capitalizing such interest and adding it to the principal

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

amount of the New Notes. As such, interest payable of $12.2 million at September 30, 2009 was reflected as interest payable in kind on the condensed consolidated balance sheet. As the Notes have been classified as a current liability as of September 30, 2009, the Company has classified the accrued interest on the New Notes as of September 30, 2009 of $12.2 million as a current liability on the condensed consolidated balance sheet.

        The New Indenture limits, among other things, the Company's ability to incur additional indebtedness, issue certain preferred stock, repurchase its capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

        The New Indenture also restricts the Company's ability to pay dividends on or repurchase its common stock under certain circumstances.

        In connection with the Exchange Offer and the corresponding Consent Solicitation, the Company also paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the Consent Solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of Old Notes exchanged in the Exchange Offer.

  DIP Financing

        For a discussion of the DIP Financing that was entered into on October 27, 2009 and became effective on October 30, 2009, see note 1.

(9) Employee Benefit Plans

        The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2008, in accordance with the Compensation—Retirement Benefits Topic of the ASC. This measurement is based on a 5.99% discount rate, as well as certain other valuation assumption modifications. Additionally, the Company remeasured its management pension plan as of September 30, 2009 to recognize a settlement charge in accordance with the Compensation—Retirement Benefits Topic of the ASC. This measurement is based on a 5.57% discount rate.

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

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three and nine months ended September 30, 2009 are presented below (in thousands).

	Three Months ended September 30, 2009		Nine Months ended September 30, 2009
	Qualified Pension	Post- retirement Health	Qualified Pension	Post- retirement Health
Service cost	$2,721	$3,413	$8,192	$9,764
Interest cost	3,453	3,794	10,013	10,362
Expected return on plan assets	(5,153)	—	(15,511)	—
Amortization of prior service cost	363	1,073	1,089	3,219
Amortization of actuarial (gain) loss	286	1,214	598	2,542
Settlement loss	1,627	—	2,514	—

Net periodic benefit cost	$3,297	$9,494	$6,895	$25,887

        In 2009, the Company does not expect to make a contribution to the qualified pension plans, but it does expect to incur $0.5 million in post-retirement healthcare plan expenditures.

        For the three months and nine months ended September 30, 2009, the actual gain on the pension plan assets has been approximately 12.7% and 13.6%, respectively. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the actual return on plan assets become significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2009.

        Pension plan assets at September 30, 2009 include an additional transfer of assets from Verizon, estimated to be between $33.0 and $45.6 million, pending final actuarial settlement. This estimate reflects an initial estimate of between $38.5 and $50.0 million as of December 31, 2008, reduced by a final asset transfer of $9.0 million on June 1, 2009 related to the management pension plan, and adjusted for gains and losses since December 31, 2008. For purposes of determining fair value of plan assets at September 30, 2009, the Company has assumed a final transfer of $33.0 million from Verizon for the associate pension plan. The final transfer will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and an employee

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

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

        Effective for the first full payroll period in April 2009, matching contributions made to the Company's 401(k) plans for certain employees may be made in the form of the Company's common stock or in cash. Generally, each participant in these plans would receive a dollar-for-dollar match of FairPoint stock or cash up to 5% of the participant's eligible compensation. For the three months ended June 30, 2009, the foregoing matching contributions were made in the form of cash. Matching contributions earned by participants during the three months ended September 30, 2009 have been accrued by the Company and will be paid, along with matching contributions earned during the three months ending December 31, 2009, in early 2010. Certain participants in the Company's 401(k) plans who are covered by collective bargaining agreements will continue to have their Company matching contributions determined under the prior formula and made in cash.

        Total Company contributions to all 401(k) Plans were $2.3 million and $2.5 million for the three months ended September 30, 2009 and 2008, respectively, and were $7.2 million and $7.6 million for the nine months ended September 30, 2009 and 2008, respectively. The $2.3 million of Company contributions during the three months ended September 30, 2009 includes a lump sum contribution of $0.9 million to be made in early 2010 to match certain employee contributions made during the three months ended September 30, 2009.

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2009	December 31, 2008
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(127,951)	$(134,504)

Total accumulated other comprehensive loss	$(127,951)	$(134,504)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Accumulated Other Comprehensive Loss (Continued)

        Other Comprehensive Loss for the nine months ended September 30, 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss. Defined benefit pension and post-retirement plan activity during the three months ended March 31, 2008 included $49.5 million (net of $32.8 million taxes) in connection with the Merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon Merger.

(11) Earnings Per Share

        Earnings per share has been computed in accordance with the Earnings per Share Topic of the ASC. Basic earnings per share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options. The weighted average number of common shares outstanding for all periods presented has been restated to reflect the issuance of 53,760,623 shares to the stockholders of Spinco in connection with the Merger.

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average number of common shares used for basic earnings per share	89,366	88,999	89,235	71,358
Effect of potential dilutive shares	—	—	—	1,415

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,366	88,999	89,235	72,773

Anti-dilutive shares excluded from the above reconciliation	2,674	2,894	2,312	282

        Since the Company incurred a loss for the three and nine months ended September 30, 2009 and the three months ended September 30, 2008, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the Merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At September 30, 2009, there were 90,015,551 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

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

(14) Fair Value Measurements

        The Fair Value Measurements and Disclosures Topic of the ASC defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. This Topic also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2,

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Fair Value Measurements (Continued)

which delays the effective date of the Fair Value Measurements and Disclosures Topic of the ASC for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of this Topic under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities until fiscal years beginning after November 15, 2008. As of January 1, 2009, the Company adopted FSP 157-2 which did not have a material impact on the Company's financial statements. The impact of partially adopting the Fair Value Measurements and Disclosures Topic of the ASC effective January 1, 2008 was not material to the Company's financial statements.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2009 (in thousands):

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements(1)	(74,360)	—	(74,360)	—

(1)
Fair value of interest rate swaps at September 30, 2009 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of September 30, 2009. See note 7 for more information.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Commitments and Contingencies

(a) Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of September 30, 2009 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending September 30:
2010	$3,059	$10,978
2011	2,275	9,106
2012	1,801	7,784
2013	1,605	6,609
2014	1,534	4,543
Thereafter	489	7,952

Total minimum lease payments	$10,763	$46,972
Less interest and executory cost	(2,625)

Present value of minimum lease payments	8,138
Less current installments	(2,097)

Long term obligations at September 30, 2009	$6,041

        The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

(b) Legal Proceedings

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. With the exception of the Capter 11 Cases, management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. To the extent the Company is currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 1.

(c) Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of September 30, 2009, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Applicable orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company's current estimate of its service quality penalties in these states, a $19.4 million increase in the estimated liability was recorded as a reduction to revenue for the three months ended September 30, 2009. The Company has recorded a total liability of $22.4 million on the condensed consolidated balance sheet at September 30, 2009. Additional penalties may be assessed as a

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Commitments and Contingencies (Continued)

result of service quality issues related to the Cutover, which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        At this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

(16) Subsequent Events

        The Company has evaluated subsequent events through November 20, 2009, the date that the financial statements were issued.

Capgemini Settlement Agreement

        On October 9, 2009, the Company entered into a Settlement Agreement and Release (the "Settlement Agreement") with Capgemini. The Company had certain invoiced amounts and deferred amounts totaling approximately $49.8 million which it owed to Capgemini under various contracts between Capgemini and the Company. Pursuant to the Settlement Agreement, Capgemini agreed to continue to provide services to the Company in exchange for the Company paying Capgemini ongoing fees plus $30 million of the total $49.8 million, with the Company paying $15 million upon execution of the Settlement Agreement and an additional $15 million on December 31, 2009. The Settlement Agreement also allows Capgemini to, among other things, assert an allowed unsecured claim (to which the Company will not object) for the remaining balance of approximately $19.8 million under the Chapter 11 Cases. The Company also agreed to assume certain contracts with Capgemini under the Chapter 11 Cases.

The Chapter 11 Cases

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 1.

Default Under the Company's Outstanding Debt Instruments

        The filing of the Chapter 11 Cases constituted an event of default under the New Indenture, the Credit Facility and the Swaps. Under the terms of the New Indenture, as a result of the filing of the Chapter 11 Cases, all of the outstanding New Notes became due and payable without further action or notice. Under the terms of the Credit Facility, upon the filing of the Chapter 11 Cases, all commitments under the Credit Facility were terminated and all loans (with accrued interest thereon) and all other amounts outstanding under the Credit Facility (including, without limitation, all amounts under any letters of credit) became immediately due and payable. In addition, as a result of the filing of the Chapter 11 Cases, an early termination event occurred under the Swaps. The Company believes that any efforts to enforce payment obligations under such debt instruments are stayed as a result of the filing of the Chapter 11 Cases.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Credit Facility on September 30, 2009. The failure to make the principal

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(16) Subsequent Events (Continued)

payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Credit Facility. An event of default under the Credit Facility permits the lenders under the Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company.

        The occurrence of an event of default under the Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. As a result of these events of default under the Swaps and the default resulting from the filing of the Chapter 11 Cases under the Swaps, both of the counterparties to the Swaps exercised their rights to declare an early termination of the Swaps and all outstanding amounts under the Swaps became immediately due and payable. The Company has been notified that as of October 26, 2009, the settlement amount, including amounts previously owing by the Company under the Swaps, totaled approximately $98.8 million, as such amount has been determined by the counterparties under the Swaps.

        Prior to the filing of the Chapter 11 Cases, the Company also failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes.

NYSE Delisting

        As a result of the filing of the Chapter 11 Cases, on October 26, 2009, the New York Stock Exchange (the "NYSE") notified FairPoint Communications that it had determined that the listing of FairPoint Communications' common stock should be suspended immediately.

        The last day that FairPoint Communications' common stock traded on the NYSE was October 23, 2009. FairPoint Communications does not intend to take any further action to appeal the NYSE's decision, and therefore it is expected that FairPoint Communications' common stock will be delisted after the completion of the NYSE's application to the SEC to delist FairPoint Communications' common stock.

        FairPoint Communications' common stock is currently trading under the symbol "FRCMQ" on the pink sheets.

DIP Financing

        In connection with the Chapter 11 Cases, on October 27, 2009 the DIP Borrowers entered into the DIP Credit Agreement which became effective on October 30, 2009. See note 1 for further discussion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly periods ending June 30, and March 31, 2009 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Recent Developments

  The Chapter 11 Cases

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 1 to our condensed consolidated financial statements.

  NYSE Delisting

        As a result of the filing of the Chapter 11 Cases, on October 26, 2009, the NYSE notified FairPoint Communications that it had determined that the listing of FairPoint Communications' common stock should be suspended immediately.

        The last day that FairPoint Communications' common stock traded on the NYSE was October 23, 2009. FairPoint Communications does not intend to take any further action to appeal the NYSE's decision, and therefore it is expected that FairPoint Communications' common stock will be delisted after the completion of the NYSE's application to the SEC to delist FairPoint Communications' common stock.

        FairPoint Communications' common stock is currently trading under the symbol "FRCMQ" on the pink sheets.

  DIP Financing

        In connection with the Chapter 11 Cases, on October 27, 2009 we entered into the DIP Credit Agreement which became effective on October 30, 2009. See note 1 to our condensed consolidated financial statements for further discussion.

  Capgemini Settlement Agreement

        On October 9, 2009, we entered into the Settlement Agreement with Capgemini. We had certain invoiced amounts and deferred amounts totaling approximately $49.8 million which we owed to Capgemini under various contracts between Capgemini and us. Pursuant to the Settlement Agreement, Capgemini agreed to continue to provide services to us in exchange for us paying Capgemini ongoing fees plus $30 million of the total $49.8 million, with us paying $15 million upon execution of the Settlement Agreement and an additional $15 million on December 31, 2009. The Settlement Agreement also allows Capgemini to, among other things, assert an allowed unsecured claim (to which we will not object) for the remaining balance of approximately $19.8 million under the Chapter 11 Cases. We also agreed to assume certain contracts with Capgemini under the Chapter 11 Cases.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, video and Internet and broadband product offerings. We are one of the largest telephone companies in the United States focused on serving rural and small urban communities, and are the 7th largest local telephone company in the United States, in each case based on number of access lines as of September 30, 2009. We operate in 18 states with approximately 1.6 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband and cable modem) in service as of September 30, 2009.

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

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, dated as of January 15, 2007, which we entered into with certain subsidiaries of Verizon in connection with the Merger, as amended on March 31, 2008 (the "Transition Services Agreement"), we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems on January 30, 2009, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability during the first half of 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the Cutover.

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

        We have since worked diligently to remedy these issues and we now believe that most areas of the business are operating at or near normal levels. The order backlog has been reduced significantly and order handle times continue to be reduced. Provisioning of new orders has steadily improved and call volumes into the customer service centers have returned to pre-Cutover levels. In addition, systems functionality supporting our collection efforts continues to improve, but certain functionality is not fully operational. As a result of these functionality issues and past billing issues, our efforts to collect past due amounts continue to be hampered. During the third quarter of 2009, we revised the methodology of calculating the allowance for doubtful accounts based on recent collections experience. The issues discussed above and the change in methodology resulted in a significant increase in our allowance for doubtful accounts during the third quarter of 2009. Overall, delays in implementing the collections software functionality, together with other Cutover issues, have caused an increase in accounts receivable, which has adversely impacted our liquidity.

        Because of these Cutover issues, during the three months and nine months ended September 30, 2009 we incurred $2.5 million and $28.8 million, respectively, of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

        In addition to the significant incremental expenses we incurred as a result of these Cutover issues, we have been unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe is having an adverse effect on our business, financial condition, results of operations and liquidity.

Basis of Presentation

        On March 31, 2008, the Merger between Spinco and Legacy FairPoint was completed. In connection with the Merger and in accordance with the terms of the Merger Agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the Merger. While FairPoint was the surviving entity in the Merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the nine months ended September 30, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the six months ended September 30, 2008. For more information, see note 1 to the "Condensed Consolidated Financial Statements."

        We view our business of providing voice, data and communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.

        The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. For further discussion, see note 1 to the condensed consolidated financial statements.

Revenues

        We derive our revenues from:

  •
  Local calling services.  We receive revenues from our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements interconnection revenues from competitive local exchange carriers and wireless carriers, and some data transport revenues.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Revenue Source:
Local calling services	$103,520	$143,415	$358,569	$425,181	39%	44%	41%	44%
Access	89,573	94,094	285,126	274,514	33%	29%	32%	29%
Long distance services	36,517	50,161	116,646	140,518	14%	15%	13%	15%
Data and Internet services	26,402	32,873	83,869	85,445	10%	10%	10%	9%
Other services	12,272	7,712	35,315	29,701	4%	2%	4%	3%

Total	$268,284	$328,255	$879,525	$955,359	100%	100%	100%	100%

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

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
Revenues	$268,284	100%	$328,255	100%

Operating expenses
Cost of services and sales	128,550	48	152,579	46
Selling, general and administrative	120,391	45	104,679	32
Depreciation and amortization	68,570	26	60,768	19

Total operating expenses	317,511	119	318,026	97

Income from operations	(49,227)	(19)	10,229	3
Interest expense	(56,874)	(21)	(49,665)	(15)
Gain (loss) on derivative instruments	(11,536)	(4)	(5,014)	(2)
Other income (expense)	214	—	2,165	1

Income (loss) before income taxes	(117,423)	(44)	(42,285)	(13)
Income tax (expense) benefit	40,120	15	17,176	5

Net income (loss)	$(77,303)	(29)%	$(25,109)	(8)%

        Revenues decreased $60.0 million to $268.3 million in the third quarter of 2009 compared to 2008, of which $6.3 million is attributable to adjustments recorded in the three months ended September 30, 2009 that relate to prior periods and $19.4 million is due to service quality assessments incurred in the northern New England states. Excluding this $25.7 million reduction in revenue, revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. In addition, our revenues have also been adversely impacted by the effects of competition and technology substitution. Additionally, because of Cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $39.9 million to $103.5 million during the third quarter of 2009 compared to the same period in 2008. This decrease is partially attributable to a reduction in revenue totaling $19.4 million for the third quarter of 2009 for service quality assessments incurred in the northern New England states and $2.9 million reduction of revenue recorded in the three months ended September 30, 2009 that relate to prior periods coupled with a 9.3% decline in total voice access lines in service at September 30, 2009 compared to September 30, 2008. The decline in total voice access lines was mainly driven by the effects of competition and technology substitution as well as the weakness of the economy.

        Access.    Access revenues decreased $4.5 million to $89.6 million during the third quarter of 2009 compared to the same period in 2008. This decrease consisted of a $8.9 million decrease in interstate access revenues, reflecting a $1.8 million reduction of revenue recorded in the three months ended September 30, 2009 that relate to prior periods, the impact of access line loss and technology substitution as well as weakness of the economy, partially offset by a $4.4 million increase in intrastate revenues.

        Long distance services.    Long distance services revenues decreased $13.6 million to $36.5 million in the third quarter of 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009 due to technology substitution and the weakness of the economy coupled with a $0.5 million reduction of revenue recorded in the three months ended September 30, 2009 that relate to prior periods, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $6.5 million to $26.4 million in the third quarter of 2009 compared to the same period in 2008. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues as well as the weakness of the economy and a $1.1 million reduction of revenue recorded in the three months ended September 30, 2009 that relate to prior periods.

        Other services.    Other services revenues increased $4.6 million to $12.3 million in the third quarter of 2009 compared to the same period in 2008. A prior period adjustment of $3.3 million related to the second quarter of 2008 was recorded to other services revenues in the third quarter of 2008. Excluding the impact of this adjustment, other services revenues would have increased $1.3 million.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $24.0 million to $128.6 million in the third quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the Transition Services Agreement, which was terminated on January 30, 2009, and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems. Costs incurred under the Transition Services Agreement accounted for $18.9 million of cost of services and sales during the third quarter of 2008. The elimination of these Transition Services Agreement costs has been partially offset by direct costs incurred by us to operate the Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $15.7 million to $120.4 million in the third quarter of 2009 compared to the same period in 2008. The increase is primarily related to a $20.5 million increase in bad debt expense, $6.1 million in costs incurred in connection with the restructuring of our capital structure, the methodology utilized by Verizon to allocate certain expenses to selling, general and administrative expenses prior to the Cutover to our own operating systems, and direct costs incurred by us to operate the Northern New England operations which has been partially offset by the elimination of costs under the Transition Services Agreement. Costs incurred under the Transition Services Agreement accounted for $30.5 million of selling, general and administrative expense during the third quarter of 2008.

        Depreciation and amortization.    Depreciation and amortization expense increased $7.8 million to $68.6 million in the third quarter of 2009 compared to the same period in 2008. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of these adjustments, depreciation and amortization expense would have increased $3.2 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense increased $7.2 million to $56.9 million in the third quarter of 2009 compared to the same period in 2008. This increase is due to the debt that we incurred subsequent to September 30, 2008. Accrued and unpaid interest on the Old Notes exchanged in the Exchange Offer through July 28, 2009 was paid on July 29, 2009 in the form of additional New Notes totaling $18.9 million (or $4.5 million for the period July 1, 2009 through July 28, 2009). Accrued and unpaid interest on the New Notes from July 29, 2009 through the end of the third quarter 2009 is payable in the form of additional New Notes totaling $12.2 million. The $16.7 million interest expense paid or payable in the form of New Notes has been treated as non-cash for purposes of our financial debt covenants.

        Loss on derivative instruments.    Loss on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended September 30, 2009, we recognized non-cash losses of $11.5 million related to our derivative financial instruments.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income was $0.2 million in the third quarter of 2009, compared with other income of $2.2 million in the same period in 2008.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the third quarter of 2009 and 2008 was 34.2% benefit and 40.6% benefit, respectively.

        Net income (loss).    Net loss for the three months ended September 30, 2009 was $77.3 million compared to net loss of $25.1 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
Revenues	$879,525	100%	$955,359	100%

Operating expenses
Cost of services and sales	396,404	45	422,316	44
Selling, general and administrative	310,789	35	270,085	29
Depreciation and amortization	205,066	23	184,434	19

Total operating expenses	912,259	103	876,835	92

Income from operations	(32,734)	(3)	78,524	8
Interest expense	(165,162)	(19)	(109,310)	(11)
Gain on derivative instruments	8,595	1	38,109	4
Gain on early retirement of debt	12,357	1	—	—
Other income	16,071	2	3,415	—

Income (loss) before income taxes	(160,873)	(18)	10,738	1
Income tax (expense) benefit	56,975	6	(3,190)	—

Net income (loss)	$(103,898)	(12)%	$7,548	1%

        Revenues decreased $75.8 million to $879.5 million in 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $184.2 million and $131.8 million to total revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, combined total revenue would have decreased $128.2 million. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Our revenues have also been adversely impacted by the effects of competition and technology substitution. Additionally, because of Cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $66.6 million to $358.6 million during the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $54.8 million and $42.0 million to local revenue for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, local calling services revenues would have decreased $79.4 million compared to the prior year. This decrease is partially attributable to a reduction in revenue totaling $21.0 million for the nine months ended September 30, 2009 for service quality penalties incurred in the northern New England states coupled with a 9.3% decline in total voice access lines in service at September 30, 2009 compared to September 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution as well as the weakness of the economy.

        Access.    Access revenues increased $10.6 million to $285.1 million during the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $68.9 million and $47.0 million to access revenues for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, access revenues would have decreased by $11.3 million. Of this decrease, $12.0 million was attributable to a decrease in interstate revenues, reflecting the impact of access line loss and technology substitution as well as weakness of the economy, partially offset by a $0.7 million increase in intrastate revenues.

        Long distance services.    Long distance services revenues decreased $23.9 million to $116.6 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $20.6 million and $15.5 million to long distance revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, long distance revenues would have decreased $29.0 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009 due to technology substitution and the weakness of the economy, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $1.6 million to $83.9 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $27.2 million and $18.5 million to data and Internet services revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, data and Internet services revenues would have decreased $10.3 million. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to Cutover issues as well as the weakness of the economy.

        Other services.    Other services revenues increased $5.6 million to $35.3 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $12.7 million and $8.8 million to other services revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, other services revenues would have increased $1.7 million.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $25.9 million to $396.4 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $68.5 million and $49.7 million to cost of services and sales expenses in the nine months ended September 30, 2009 and 2008, respectively. Also included in cost of services and sales for the nine months ended September 30, 2009 and 2008 are $6.1 million and $37.8 million, respectively, of expenses related to the Transition Services Agreement, which was terminated on January 30, 2009. Excluding the impact of the Merger and the Transition Services Agreement, cost of services and sales would have declined $13.0 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the Merger and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $40.7 million to $310.8 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $62.0 million and $29.7 million to selling, general and administrative expenses in the nine months ended September 30, 2009 and 2008, respectively. Included in selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 are $9.8 million and $61.1 million, respectively, of expenses related to the transition services agreement and $28.0 million and $25.3 million, respectively, of non-recurring Cutover related costs (which we are allowed to add back to adjusted EBITDA under the Credit Facility). Excluding the impact of the Merger and the Transition Services Agreement, selling, general and administrative expenses would have increased $57.0 million. The increase is primarily due to a $27.3 million increase in bad debt expense, increases in other operating expenses, some of which is attributable to the methodology utilized by Verizon to allocate certain expenses to selling, general and administrative expenses prior to the Cutover to our own operating systems, as well as $7.3 million in costs incurred to effect a restructuring of our capital structure.

        Depreciation and amortization.    Depreciation and amortization expense increased $20.6 million to $205.1 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $27.4 million and $27.1 million to depreciation and amortization expenses in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, depreciation and amortization expense would have increased $20.3 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement. Also contributing to the increase in depreciation and amortization expense is an increase of $5.6 million in amortization expense on intangible assets acquired in the Merger, as no such amortization expense was recognized during the first quarter of 2008, prior to the Merger.

Other Results

        Interest expense.    Interest expense increased $55.9 million to $165.2 million in the nine months ended September 30, 2009 compared to the same period in 2008. This increase is due to the debt that we incurred upon and subsequent to the closing of the Merger. Accrued and unpaid interest on the Old Notes exchanged in the Exchange Offer through July 28, 2009 was paid on July 29, 2009 in the form of additional New Notes totaling $18.9 million. Accrued and unpaid interest on the New Notes from July 29, 2009 through the end of the third quarter 2009 is payable in the form of additional New Notes totaling $12.2 million. The $31.1 million interest expense paid or payable in the form of New Notes has been treated as non-cash for purposes of our financial debt covenants.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the nine months ended September 30, 2009 and 2008, we recognized non-cash gains of $8.6 million and $38.1 million, respectively, related to our derivative financial instruments.

        Gain on early retirement of debt.    Gain on early retirement of debt represents $13.2 million net gains recognized on the repurchase of $19.9 million aggregate principal amount of the Old Notes during the nine months ended September 30, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with the Credit Facility.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $12.7 million to $16.1 million in the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $15.0 million recognized in the first quarter of 2009 related to the settlement under the Transition Agreement we entered into with Verizon on January 30, 2009, in connection with the Cutover, as contemplated by the Transition Services Agreement (the "Transition Agreement").

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the nine months ended September 30, 2009 and 2008 was 35.4% benefit and 29.7% expense, respectively.

        Net income (loss).    Net loss for the nine months ended September 30, 2009 was ($103.9) million compared to net income of $7.5 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        Accounting for Income Taxes.    Our current and deferred income taxes are affected by events and transactions arising in the normal course of business, as well as in connection with the adoption of new accounting standards and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions affecting related income tax balances. We account for tax benefits taken or expected to be taken in our tax returns in accordance with the Income Taxes Topic of the ASC, which requires the use of a two step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.

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

        Goodwill was $595.1 million at September 30, 2009. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.7 million as of September 30, 2009. As of September 30, 2009, there was $34.2 million of accumulated amortization recorded. These intangible assets are being amortized over a weighted average life of approximately 9.7 years. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill as required by the Intangibles—Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders' equity balance. As of September 30, 2009, shareholders' deficit totaled $83.1 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

        Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.

        We performed step one of our annual goodwill impairment assessment as of October 1, 2008 and concluded that there was no indication of impairment at that time. In light of our operating performance during the first half of 2009, which was impacted by issues associated with the January 30, 2009 systems cutover, we performed another goodwill impairment assessment as of June 30, 2009. After applying the impairment test at June 30, 2009, it was determined that goodwill was not impaired.

        While no impairment charges resulted from the analysis performed at June 30, 2009, impairment charges may occur in the future due to the outcome of the Chapter 11 Cases or the application of "fresh start" accounting upon our emergence from Chapter 11.

        Accounting for Software Development Costs.    We capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with the Intangibles—Goodwill and Other Topic of the ASC. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

        Purchase Accounting.    Prior to the adoption of the ASC we recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). The cost of an acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with the Business Combinations Topic of the ASC.

New Accounting Standards

        On July 1, 2009, we adopted the FASB ASC. The FASB has established the ASC as the source of authoritative principles and standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The adoption of the ASC had no impact on our consolidated results of operations and financial position.

        On January 1, 2009, we adopted the accounting standard relating to business combinations. This standard establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This standard is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will assess the impact of this standard if and when a future acquisition occurs.

        On January 1, 2009, we adopted the accounting standard relating to disclosures about derivative instruments and hedging activities. This standard requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic of the ASC and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this standard had no impact on our consolidated results of operations and financial position.

        On June 15, 2009, we adopted the accounting standard relating to interim disclosures about fair value of financial instruments. This standard extends financial instrument fair value disclosure to interim financial statements of publicly traded companies. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard had no impact on our consolidated results of operations and financial position.

        On June 15, 2009, we adopted the accounting standard relating to subsequent events. This standard establishes principles and requirements for identifying, recognizing and disclosing subsequent events. This standard requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

        In December 2008, the accounting standard regarding employers' disclosures about postretirement benefit plan assets was updated to require the Company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard is not expected to have a significant impact on the Company's our consolidated results of operations and financial position.

Inflation

        We do not believe inflation has a significant effect on our operations.

Liquidity and Capital Resources

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. See Note 1 to our Condensed Consolidated Financial Statements for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report.

        Our short term and long term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; and (iii) working capital requirements as may be needed to support and grow our business. Notwithstanding the direct impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our indebtedness, our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand and funds available under the DIP Credit Agreement. The Chapter 11 Cases were filed to gain liquidity for our continuing operations while we restructure our balance sheet to allow us to be a viable going concern. Our continuation as a going concern is contingent upon, among other things, our ability: (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain confirmation of a plan of reorganization under the Bankruptcy Code; (iii) to generate sufficient cash flow from operations; and (iv) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring under the Bankruptcy Code is critical to our continued viability and long-term liquidity. While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

        In connection with the Chapter 11 Cases, the Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. If the Bankruptcy Court enters a final order in connection with the DIP Credit Agreement, the Borrowers will be permitted access to the total amount of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. The DIP Credit Agreement became effective by its terms on October 30, 2009. For a further description of the DIP Credit Agreement and the terms thereof, see Note 1 to our condensed consolidated financial statements. Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term.

        Cash and cash equivalents at September 30, 2009 totaled $63.5 million compared to $81.0 million at June 30, 2009, excluding restricted cash of $2.9 million and $3.4 million, respectively.

        Net cash provided by operating activities was $54.6 million and $36.2 million for the nine months ended September 30, 2009 and 2008, respectively.

        Net cash used in investing activities was $129.4 million and $175.7 million for the nine months ended September 30, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $130.7 million and $189.2 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the nine months ended September 30, 2008.

        Net cash provided by financing activities was $68.0 million and $307.5 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009, net proceeds from FairPoint's issuance of long term debt were $50.0 million, repayment of long term debt was $20.8 million and dividends to stockholders was $23.0 million. Additionally, $65.6 million was released from restricted cash during the nine months ended September 30, 2009.

        We expect our capital expenditures will be approximately $190 million to $210 million in 2009. However, this expectation does not take into account the effect that the filing of the Chapter 11 Cases will have on the capital expenditure requirements imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the to the approval of the Merger and whether such requirements will be enforceable against us in the future. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the DIP Credit Agreement.

        We expect our contributions to our employee pension plans and post-retirement medical plans will be approximately $0.5 million in 2009.

        On July 29, 2009, we successfully consummated the Exchange Offer. On the Settlement Date, $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) were exchanged for $458.5 million in aggregate principal amount of the New Notes (which amount includes New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date). Interest expense paid in the form of New Notes has been treated as non-cash for purposes of our financial debt covenants. As the Notes have been classified as a current liability as of September 30, 2009, we have classified the accrued interest on the New Notes as of September 30, 2009 of $12.2 million as a current liability on the condensed consolidated balance sheet.

        In connection with the Exchange Offer and the corresponding Consent Solicitation, we also paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the Consent Solicitation prior to a specified early consent deadline.

        After giving effect to the conversion of a portion of our cash interest expense to non-cash interest expense as a result of the Exchange Offer, we were able to maintain compliance with all the financial covenants contained in the Credit Facility as of June 30, 2009.

        The Exchange Offer was the first step in our efforts to restructure our capital structure. Following unsuccessful efforts to negotiate an out-of-court restructuring with the holders of the Notes, we entered into discussions with certain of the lenders under the Credit Facility. On September 25, 2009, we entered into the Forbearance Agreement with lenders holding approximately 68% of the loans and commitments outstanding under the Credit Facility (the "Forbearing Lenders"). The Forbearance Agreement permitted us to forgo certain principal and interest payments due on September 30, 2009 under the Credit Facility. Further, the Forbearing Lenders agreed to forbear from accelerating the maturity of the loans outstanding under the Credit Facility and from exercising any other remedies thereunder until October 30, 2009 if we failed to meet certain interest coverage ratio and leverage ratio covenants contained in the Credit Facility for the period ended September 30, 2009.

        In addition, we entered into certain forbearance agreements with the counterparties to the Swaps.

        Following the execution of these forbearance agreements, we engaged in extensive negotiations with the Steering Committee regarding a recapitalization of our significant indebtedness. Subsequently, we and the Steering Committee reached agreement on the plan term sheet dated October 25, 2009, which provides the framework for a comprehensive balance sheet restructuring that would result in the conversion of more than $1.7 billion of debt into equity, consisting of $1.2 billion of debt under the Credit Facility and all of the outstanding Notes.

        For a further description of the background to the filing of the Chapter 11 Cases, see note 1 to our condensed consolidated financial statements.

Our Pre-petition Credit Facility

        Our $2,030 million Pre-petition Credit Facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million, a senior secured term loan B facility in the aggregate principal amount of $1,130 million and a delayed draw term loan facility in an aggregate principal amount of $200 million. Spinco drew $1,160 million under the Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger.

        Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008, the administrative agent under our Pre-petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolver. On January 21, 2009, we entered into an amendment to our Pre-petition Credit Facility under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn commitments under the Revolver, totaling $30.0 million, were terminated and are no longer available to us.

        The Revolver has a swingline subfacility in the amount of $10.0 million and a letter of credit subfacility in the amount of $30.0 million, which allows for issuances of standby letters of credit for our account. Our Pre-petition Credit Facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under our Pre-petition Credit Facility and/or their affiliates.

        As of September 30, 2009, we had borrowed $150.0 million under the Revolver and letters of credit had been issued for $18.2 million. Accordingly, as of September 30, 2009, the remaining amount available under the Revolver is $2.1 million. As of September 30, 2009, we also had pending commitments for additional letters of credit totaling $0.7 million.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolver and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan are repayable in quarterly installments in the manner set forth in our Pre-petition Credit Facility.

        Interest rates for borrowings under our Pre-petition Credit Facility are, at our option, for the Revolver and for the Term Loans at either (a) the Eurodollar rate, as defined in the Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Credit Facility, plus an applicable margin.

        Our Pre-petition Credit Facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates.

        Scheduled amortization payments on our Pre-petition Credit Facility began on the Term Loan A Facility in 2009 and will begin on the Term Loan B Facility in 2010 and on the Delayed Draw Term Loan in 2011. No principal payments are due on the Notes prior to their maturity. As a result of the Chapter 11 Cases, we do not expect to make any additional principal or interest payments on our pre-petition debt.

        Borrowings under our Pre-petition Credit Facility bear interest at variable interest rates. We have entered into the Swaps which are detailed in note 7 of the notes to our condensed consolidated financial statements for the nine months ended September 30, 2009 included in this Quarterly Report. As a result of the Swaps, approximately 77% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of September 30, 2009. After the Swaps expire, our annual debt service obligations on such portion of the Term Loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        The filing of the Chapter 11 Cases constitutes an event of default under our Pre-petition Credit Facility and the Swaps. See note 1 to our condensed consolidated financial statements.

        For the three and nine months ended September 30, 2009, we repaid $2.2 million and $8.4 million, respectively, of principal under the Term Loan A Facility and, for the nine months ended

September 30, 2009, repaid $6.1 million of principal under the Term Loan B Facility. We did not make any principal payments on the Term Loan B Facility during the three months ended September 30, 2009.

Our Pre-petition Notes

        Spinco issued, and we assumed in the Merger, $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually, in cash, on April 1 and October 1. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million).

        Upon the consummation of the Exchange Offer and the corresponding Consent Solicitation, substantially all of the restrictive covenants in the Old Indenture were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.

        Pursuant to the Exchange Offer, on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount includes New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date). The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, we were permitted to pay the interest payable on the New Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at our option.

        The New Indenture limits, among other things, our ability to incur additional indebtedness, issue certain preferred stock, repurchase our capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us and enter into transactions with affiliates.

        The New Indenture also restricts our ability to pay dividends on or repurchase our common stock under certain circumstances.

        During the nine months ended September 30, 2009, we repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. We did not repurchase any Old Notes during the three months ended September 30, 2009. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, we retired $2.2 million and $34.5 million of outstanding debt during the three and nine months ended September 30, 2009, respectively.

        The filing of the Chapter 11 Cases constitutes an event of default under the New Notes. Failure to make the October 1, 2009 interest payment on the Old Notes within thirty days of the due date constitutes an event of default on the Old Notes. See note 1 to our condensed consolidated financial statements.

Other Pre-petition Agreements

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

        Additionally, the orders issued by the PUCs in Maine, New Hampshire and Vermont in connection with their approval of the Merger include a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of our indebtedness, until certain financial ratio tests have been satisfied.

        At this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against us in the future.

        On January 30, 2009, we entered into the Transition Agreement with Verizon in connection with the cutover of certain back office systems, as contemplated by the Transition Services Agreement. The Transition Services Agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at Cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the Transition Agreement resulted in a $22.7 million improvement in our cash flow for the nine months ended September 30, 2009.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of September 30, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long term debt, including current maturities(a)	$2,515,446	$45,000	$117,450	$395,625	$1,957,371
Interest payments on long term debt obligations(b)	978,295	210,265	365,805	327,097	75,128
Capital lease obligations	10,763	3,059	4,076	3,139	489
Operating leases	46,972	10,978	16,890	11,152	7,952

Total projected contractual obligations	$3,551,476	$269,302	$504,221	$737,013	$2,040,940

(a)
Includes $550.0 million of the Notes. All obligations under the Credit Facility, the Notes and the Swaps have been classified as current liabilities in the condensed consolidated financial statements. See note 8 to the condensed consolidated financial statements for more information.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2009, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)	$(74,360)	(50,914)	(22,967)	(479)	—

(1)
Fair value of interest rate swaps at September 30, 2009 is based on information provided by the counterparties in order to compute the value of the underlying contracts using consistent methodologies. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of September 30, 2009. See note 7 to the condensed consolidated financial statements for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2009, we had total debt of $2,505.5 million, net of discount of $9.9 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 2.813% to 13.125% per annum, including applicable margins. As of September 30, 2009, the fair value of our debt was approximately $1,614.4 million, net of discount of $9.9 million. Our Term Loan A Facility and Revolver mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Notes mature in 2018.

        We use variable and fixed-rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The Swaps effectively change the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, we were required to make a payment if the variable rate was below the fixed rate, or we received a payment if the variable rate was above the fixed rate. Pursuant to our Credit Facility, we are required to reduce the risk of interest rate volatility with respect to at least 50% of our Term Loan borrowings.

        The chart below provides details of the Swaps.

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

        At September 30, 2009, the fair market value of the Swaps is a net liability of approximately $74.4 million, all of which has been included in current liabilities due to the event of default described in note 8 to the condensed consolidated financial statements.

        We do not hold or issue derivative financial instruments for trading or speculative purposes.

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the nine months ended September 30, 2009, the actual gain on the pension plan assets has been approximately 13.6%. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets become significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2009.

        The occurrence of an event of default under the Credit Facility constituted an event of default under the Swaps. In addition, we failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. As a result of these events of default under the Swaps and the default resulting from the filing of the Chapter 11 Cases under the Swaps, both of the counterparties to the Swaps exercised their rights to declare an early termination of the Swaps and all outstanding amounts under the Swaps became immediately due and payable. We have been notified that as of October 26, 2009, the settlement amount, including amounts previously owing by us under the Swaps, totaled approximately $98.8 million, as such amount has been determined by the counterparties under the Swaps.

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

        Our preliminary evaluation of these newly developed internal controls has identified a number of exceptions in the areas of IT access and security where controls are not yet functioning as intended. Based on the nature and magnitude of these exceptions and mitigating controls that are in place, management does not believe these exceptions have a material adverse impact on our internal control over financial reporting. We will continue to assess the effectiveness of the controls and identify any remediation efforts which may be required to enhance the effectiveness of controls.

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. With the exception of the Chapter 11 Cases, management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. To the extent we are currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 1 to our condensed consolidated financial statements.

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of September 30, 2009, we have recognized an estimated liability of $22.4 million for service quality penalties based on metrics defined by PUCs in Maine, New Hampshire and Vermont. However, at this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the to the approval of the Merger and whether such requirements will be enforceable against us in the future.

Item 1A.    Risk Factors.

        (a)   The following risk factors are added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, under a new heading "Risks Related to the Chapter 11 Cases."

For the duration of the Chapter 11 Cases, our operations, including our ability to execute our business plan, will be subject to the risks and uncertainties associated with bankruptcy, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        Risks and uncertainties associated with the Chapter 11 Cases include the following:

  •
  our ability to prosecute, confirm and consummate a Chapter 11 plan of reorganization;

  •
  our ability to obtain union concessions;

  •
  the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans;

  •
  our ability to obtain court approval with respect to certain motions in the Chapter 11 Cases;

  •
  our ability to comply with the covenants under the DIP Credit Agreement;

  •
  our ability to obtain and maintain financing necessary to carry out our operations;

  •
  our ability to maintain contracts and leases that are critical to our operations; and

  •
  our ability to utilize NOL carryforwards.

        These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Chapter 11 Cases could adversely affect our revenues and the relationship with our customers which in turn could have a material adverse effect on our business, financial condition, results of operations and liquidity, particularly if the Chapter 11 Cases are unexpectedly protracted. In addition, for the duration of the Chapter 11 Cases, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain business opportunities.

        Furthermore, as a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our financial statements, subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business. Further, a Chapter 11 plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a Chapter 11 plan of reorganization and the discharge of such liabilities.

        Because of the risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact of events that occur during these proceedings on our business, financial condition, results of operations and liquidity cannot be accurately predicted or quantified. Additionally, the result of any confirmed Chapter 11 plan of reorganization may result in cancellation of our common stock and/or the failure of the Company to continue as a public reporting company, which could cause any investment in the Company to become worthless.

        In light of the foregoing, trading in our securities during the Chapter 11 Cases is highly speculative and poses substantial risks. Holders of our securities may have their securities cancelled and in return receive no payment or other consideration, or a payment or other consideration that is less than the par value or the purchase price of such securities.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

        A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection may also make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, the longer the Chapter 11 Cases continue, the more likely it is that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships.

        Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. A prolonged continuation of the Chapter 11 Cases may also require us to seek additional financing. If we require additional financing during the Chapter 11 Cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our business may be seriously jeopardized, and, as a result, any securities in the Company could become further devalued or become worthless.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

        To successfully emerge from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to a Chapter 11 plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. We may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm our Restructuring Plan. Even if the requisite acceptances of our Restructuring Plan are received, the Bankruptcy Court may not confirm such a plan. Furthermore, our Restructuring Plan contemplates numerous operating assumptions, including, without limitation, certain concessions on behalf of our employees represented by labor unions and state public utility commissions, which may not be attained.

        In connection with the Support Agreement, we have committed to the achievement of certain milestones, including the following: (i) the filing of a Chapter 11 plan of reorganization reflecting the Restructuring Plan with the Bankruptcy Court on or before 5:00 P.M. Eastern Time on December 10, 2009 and (ii) an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the Restructuring Plan on or before 5:00 P.M. Eastern Time on May 9, 2010. Our failure to achieve these milestones by the dates required under the Support Agreement would (unless duly waived) constitute a termination event under the Support Agreement, pursuant to which the Consenting Lenders agreed to support such a plan, that could allow the Consenting Lenders to terminate their obligations to support a Chapter 11 plan of reorganization reflecting the Restructuring Plan.

        If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

A Chapter 11 plan of reorganization may result in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of such a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A Chapter 11 plan of reorganization could result in holders of our common stock receiving no distribution on account of their interests and may even result in the cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a Chapter 11 plan of reorganization can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. The Restructuring Plan contemplates, among other things, the exchange of new common stock of the Company for certain claims against us and the cancellation of existing common stock. Therefore, an investment in our common stock is highly speculative and may become worthless (or be cancelled) in the future without any required approval or consent of our stockholders.

Even if a Chapter 11 plan of reorganization is consummated, we will continue to face risks.

        Even if a Chapter 11 plan of reorganization is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, changes in consumer demand for, and acceptance of, our services and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guaranty that a Chapter 11 plan of reorganization reflecting the Restructuring Plan will achieve our stated goals.

        Furthermore, even if our debts are reduced or discharged through a Chapter 11 plan of reorganization, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Irrespective of the New Term Loan and a new revolving credit facility, adequate funds may not be available when needed or may not be available on favorable terms.

The DIP Credit Agreement contains restrictions that could significantly restrict our ability to operate our business.

        The DIP Credit Agreement contains a number of covenants which, among other things, limit the incurrence of additional debt, capital expenditures, capitalized leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. Our ability to comply with the covenants, agreements and restrictions contained in the DIP Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. There can be no assurance that we will be able to comply with such covenants, agreements or restrictions in the future. Additionally, breach of any of the covenants imposed on us by the terms of the DIP Credit Agreement could result in a default under the DIP Credit Agreement. In the event of a default, the lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the DIP Credit Agreement, if any. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, if any, and our lenders under the DIP Credit Agreement could proceed against the collateral securing the DIP Credit Agreement. Any acceleration in the repayment of our outstanding indebtedness, if any, or related foreclosure could adversely affect our business.

Historical financial information may not be comparable.

        If a Chapter 11 plan of reorganization reflecting the Restructuring Plan is consummated, our financial condition and results of operations from and after the effective date of such a Chapter 11 plan of reorganization may not be comparable to the financial condition or results of operations reflected in our historical financial statements.

        (b)   The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2009 and June 30, 2009, under the heading "Risks Related to Our Substantial Indebtedness and Common Stock."

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

        Effective October 26, 2009, the NYSE suspended trading in our common stock. Our common stock is now traded on the Pink Sheets under the symbol "FRCMQ." We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that our common stock will continue to be traded on the Pink Sheets. The trading of our common stock on the Pink Sheets may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

        (c)   The risk factor entitled "If we are unable to consummate a successful restructuring of our notes, we will consider all other restructuring alternatives available to us, which may include a Chapter 11 proceeding. A Chapter 11 proceeding may result in a protracted process which could disrupt our business, divert the attention of our management from the operation of our business and the implementation of our business plan and may ultimately be unsuccessful" is deleted from the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2009 and June 30, 2009.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2009 and June 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On July 1, 2009, we awarded David L. Hauser, our chairman and chief executive officer, options to purchase 1,600,000 shares of our common stock and 523,810 restricted shares of our common stock, pursuant to an employment agreement we entered into with Mr. Hauser on June 11, 2009. The Inducement Options were granted at an exercise price of $0.95 and will vest in three annual installments, beginning on July 1, 2010. The shares of Inducement Restricted Stock will vest on July 1, 2012. The vesting of the Inducement Options and the Inducement Restricted Stock is contingent upon Mr. Hauser's continued employment with us.

        We did not receive any proceeds in connection with the issuance of the Inducement Options and the Inducement Restricted Stock to Mr. Hauser. The Inducement Options and the Inducement Restricted Stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

        We failed to make principal and interest payments totaling approximately $27.7 million due under the Credit Facility on September 30, 2009. The failure to make the principal payment constituted an event of default under the Credit Facility and the failure to make the interest payment constituted an event of default under the Credit Facility after the expiration of a five business day grace period.

        We failed to make payments totaling approximately $14.0 million in the aggregate due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        We failed to make interest payments totaling approximately $17.6 million due on the Notes on October 1, 2009. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period.

        As of November 20, 2009, approximately $27.7 million of unpaid principal and interest payments was outstanding under the Credit Facility, approximately $14.0 million of unpaid payments was outstanding under the Swaps and approximately $17.6 million of unpaid interest payments was outstanding under the Notes, in each case including accrued interest on the defaulted payments.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: November 20, 2009	By:	/s/ ALFRED C. GIAMMARINO
		Name:	Alfred C. Giammarino
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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
4.3	Form of Initial Senior Note due 2010.(13)

Exhibit No.	Description
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)
4.7	Second Supplemental Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(14)
4.8	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.9	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(6)
4.10	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(14)
4.11	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.10).(14)
10.1
Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and lenders party thereto.(6)
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
10.6
Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and lenders party thereto.*
10.7	Debtor-in-Possession Subsidiary Guaranty, dated as of October 30, 2009, by and among certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.*
10.8
Debtor-in-Possession Pledge Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.*

Exhibit No.	Description
10.9	Debtor-in-Possession Security Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, Inc.*
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(16)
10.11	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(18)
10.12	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.13	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(19)
10.14	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(19)
10.15	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(20)
10.16	FairPoint Amended and Restated 1998 Stock Incentive Plan.(21)
10.17	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(22)
10.18	FairPoint 2005 Stock Incentive Plan.(11)
10.19	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(23)
10.20	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(23)
10.21	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.22	Nonqualified Deferred Compensation Plan Document.(11)
10.23	Form of February 2005 Restricted Stock Agreement.(24)
10.24	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.25	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.26	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(26)
10.27	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.28	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(17)
10.29	Form of Performance Unit Award Agreement 2008-2010 Award.(23)
10.30	Form of Performance Unit Award Agreement 2009-2011 Award.(28)
10.31	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(17)

Exhibit No.	Description
10.32	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.33	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.34
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2010, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.35
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2011, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.36	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(29)
10.37	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.38	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(30)
10.39	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.40	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.41	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(18)
14.1	FairPoint Code of Business Conduct and Ethics.(31)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(27)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*†
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*†
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(32)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(33)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(17)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 1, 2008.

(18)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.

(19)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(20)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2008.

(21)
Incorporated by reference to the Registration Statement on Form S-4 of FairPoint, declared effective as of August 9, 2000.

(22)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2003.

(23)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 23, 2008.

(24)
Incorporated by reference to the Registration Statement on Form S-1 of FairPoint, declared effective as of February 3, 2005.

(25)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on June 20, 2005.

(26)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on September 23, 2005.

(27)
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

(31)
Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2005.

(32)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(33)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.