Form 10-Q/A
period 2009-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2010-04-30
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

        FairPoint Communications, Inc. (the "Company") is filing this Amendment No. 2 on Form 10-Q/A (this "Amendment No. 2") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim, and certain billing and other adjustments. On February 23, 2010 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") describing such accounting errors and certain billing adjustments. The accounting error and the billing and other adjustments resulted in an overstatement of revenues for the three months ended March 31, 2009 of $12.3 million, an understatement of operating expenses for the three months ended March 31, 2009 of $0.1 million and an overstatement of other income for the three months ended March 31, 2009 of $9.6 million, in each case as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was originally filed with the SEC on May 5, 2009, and was subsequently amended on May 8, 2009 (the "Original Filing"). The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 2 (the "restatement"), which restatement accounts for the foregoing overstatement and understatement, resulted in a reduction in net income of $13.5 million, net of income taxes, for the three months ended March 31, 2009. The restatement is discussed in more detail in note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 2.

        For ease of reference, this Amendment No. 2 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures," "Part II—Item 1A. Risk Factors" and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 2.

        The information in this Amendment No. 2 that is not affected by the restatement of the interim condensed consolidated financial statements from the Original Filing remains unchanged and reflects the disclosure at the time of the Original Filing. Therefore, this Amendment No. 2 should be read in conjunction with the Company's other filings made with the SEC subsequent to the Original Filing.

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

  •
  our ability to remediate material weaknesses in our internal controls over financial reporting;

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(Unaudited)

(in thousands, except share data)

	March 31, 2009	December 31, 2008
	Restated
Assets
Current assets:
Cash	$92,542	$70,325
Restricted cash	4,407	8,144
Accounts receivable, net	170,434	173,589
Materials and supplies	36,032	38,694
Other	26,802	28,747
Deferred income tax, net	33,792	31,418

Total current assets	364,009	350,917

Property, plant, and equipment, net	2,014,583	2,013,515
Intangibles assets, net	228,748	234,481
Prepaid pension asset	9,225	8,708
Debt issue costs, net	24,695	26,047
Restricted cash	50,796	60,359
Other assets	16,470	21,094
Goodwill	595,120	619,372

Total assets	$3,303,646	$3,334,493

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$45,000	$45,000
Current portion of capital lease obligations	1,999	2,231
Accounts payable	169,993	147,778
Dividends payable	—	23,008
Accrued interest payable	36,634	18,844
Interest rate swaps	39,860	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	70,556	70,887

Total current liabilities	364,042	368,022

Long-term liabilities:
Capital lease obligations	7,107	7,522
Accrued pension obligation	48,154	46,801
Employee benefit obligations	233,012	225,840
Deferred income taxes	120,304	154,757
Unamortized investment tax credits	5,204	5,339
Other long-term liabilities	28,332	35,492
Long-term debt, net of current portion	2,464,306	2,425,253
Interest rate swap agreements	30,197	41,681

Total long-term liabilities	2,936,616	2,942,685

Stockholders' equity:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,498,336 shares at March 31, 2009 and 88,995,572 shares at December 31, 2008	895	890
Additional paid-in capital	735,865	735,719
Retained deficit	(600,624)	(578,319)
Accumulated other comprehensive loss	(133,148)	(134,504)

Total stockholders' equity	2,988	23,786

Total liabilities and stockholders' equity	$3,303,646	$3,334,493

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
	Restated
Revenues	$299,298	$282,414

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	145,263	135,837
Selling, general and administrative expense, excluding depreciation and amortization	92,412	63,116
Depreciation and amortization	67,867	53,925

Total operating expenses	305,542	252,878

Income (loss) from operations	(6,244)	29,536

Other income (expense):
Interest expense	(53,479)	(14,522)
Gain on derivative instruments	12,898	—
Gain on early retirement of debt	4,863	—
Other	6,277	986

Total other expense	(29,441)	(13,536)

Income (loss) before income taxes	(35,685)	16,000
Income tax (expense) benefit	13,380	(6,457)

Net income (loss)	$(22,305)	$9,543

Weighted average shares outstanding:
Basic	89,151	53,761

Diluted	89,151	53,761

Earnings per share:
Basic	$(0.25)	$0.18

Diluted	(0.25)	0.18

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three months ended March 31, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained deficit		Total stockholders' equity
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss (restated)	—	—	—	(22,305)	—	(22,305)
Issuance of 2008 Interim Awards	502	5	—	—	—	5
Stock based compensation expense	—	—	146	—	—	146
Employee benefit adjustment to comprehensive income	—	—	—	—	1,356	1,356

Balance at March 31, 2009 (restated)	89,498	$895	$735,865	$(600,624)	$(133,148)	$2,988

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months ended March 31,
	2009	2008
Net (loss) income (restated)	$(22,305)	$9,543

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $0.9 million taxes)	1,356	—

Total other comprehensive income	1,356	—

Comprehensive (loss) income (restated)	$(20,949)	$9,543

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited)

(in thousands)

	Three months ended March 31,
	2009	2008
	Restated
Cash flows from operating activities:
Net (loss) income	$(22,305)	$9,543

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(13,483)	16,021
Provision for uncollectible revenue	5,569	3,874
Depreciation and amortization	67,867	53,925
SFAS 106 post-retirement accruals	7,732	22,522
Gain on derivative instruments	(12,898)	—
Gain on early retirement of debt	(4,863)	—
Other non cash items	2,557	(27,956)
Changes in assets and liabilities arising from operations:
Accounts receivable	(232)	(8,067)
Prepaid and other assets	2,068	(20,332)
Accounts payable and accrued liabilities	14,126	(37,870)
Other assets and liabilities, net	(176)	(11,956)

Total adjustments	68,267	(9,839)

Net cash provided by (used in) operating activities	45,962	(296)

Cash flows from investing activities:
Acquired cash balance, net	—	11,552
Net capital additions	(57,543)	(24,604)
Net proceeds from sales of investments and other assets	110	—

Net cash used in investing activities	(57,433)	(13,052)

Cash flows from financing activities:
Loan origination costs	(494)	(29,238)
Proceeds from issuance of long-term debt	50,000	1,635,500
Repayments of long-term debt	(5,475)	(685,441)
Contributions from Verizon	—	344,629
Restricted cash	13,300	(80,886)
Repayment of capital lease obligations	(647)	(255)
Dividends paid to stockholders	(22,996)	(1,160,000)

Net cash provided by financing activities	33,688	24,309

Net increase in cash	22,217	10,961
Cash, beginning of period	70,325	—

Cash, end of period	$92,542	$10,961

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	—	551,000

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Restatement of Financial Statements

        The Company is restating its previously issued interim consolidated financial statements included in the Original Filing to reflect the effect of an accounting error resulting from a deficiency in the transfer of certain known customer billing adjustments from the Company's billing platform to its general ledger, a one-time non-operating loss related to a disputed claim, as well as certain other adjustments. This error and these adjustments resulted in an overstatement of revenues for the three months ended March 31, 2009 of $12.3 million, an understatement of operating expenses for the three months ended March 31, 2009 of $0.1 million, and an overstatement of other income for the three months ended March 31, 2009 of $9.6 million, in each case as reported in the Original Filing. The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 2, which restatement accounts for the foregoing overstatement and understatement, resulted in a reduction in net income of $13.5 million, net of income taxes, for the three months ended March 31, 2009. The revisions applied to the affected individual line items in the interim condensed consolidated financial statements are summarized as follows:

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2009
	As previously reported	As restated
Assets
Accounts receivable, net	192,403	170,434
Total current assets	385,978	364,009
Property, plant, and equipment, net	2,014,700	2,014,583
Total assets	3,325,732	3,303,646
Liabilities and Stockholders' Equity
Deferred income taxes	128,862	120,304
Total long-term liabilities	2,945,174	2,936,616
Retained deficit	(587,096)	(600,624)
Total stockholders' equity	16,516	2,988
Total liabilities and stockholders' equity	3,325,732	3,303,646

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended March 31, 2009
	As previously reported	As restated
Revenues	311,630	299,298
Cost of services and sales, excluding depreciation and amortization	145,147	145,263
Total operating expenses	305,426	305,542
Income (loss) from operations	6,204	(6,244)
Other	15,915	6,277
Total other expense	(19,803)	(29,441)
Income (loss) before income taxes	(13,599)	(35,685)
Income tax (expense) benefit	4,822	13,380
Net income (loss)	(8,777)	(22,305)
Earnings per share (basic)	(0.10)	(0.25)
Earnings per share (diluted)	(0.10)	(0.25)

Consolidated Statements of Stockholders' Equity
(in thousands)

	Three months ended March 31, 2009
	As previously reported	As restated
Net loss	(8,777)	(22,305)
Retained deficit	(587,096)	(600,624)
Total stockholders' equity	16,516	2,988

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three months ended March 31, 2009
	As previously reported	As restated
Net (loss) income	(8,777)	(22,305)
Comprehensive (loss) income	(7,421)	(20,949)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Consolidated Statements of Cash Flow
(in thousands)

	Three months ended March 31, 2009
	As previously reported	As restated
Net loss	(8,777)	(22,305)
Deferred income taxes	(4,925)	(13,483)
Accounts receivable	(22,201)	(232)
Total adjustments	54,856	68,267
Net cash provided by operating activities	46,079	45,962
Net capital additions	(57,660)	(57,543)
Net cash used in investing activities	(57,550)	(57,433)

(2) Organization and Basis of Financial Reporting

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

(2) Organization and Basis of Financial Reporting (Continued)

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

(2) Organization and Basis of Financial Reporting (Continued)

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

(3) Accounting Policies

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

(3) Accounting Policies (Continued)

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

(3) Accounting Policies (Continued)

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

        At March 31, 2009 and December 31, 2008, accumulated depreciation for property, plant and equipment was $4.0 billion and $4.0 billion, respectively.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

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

(3) Accounting Policies (Continued)

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

(3) Accounting Policies (Continued)

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

(3) Accounting Policies (Continued)

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

(3) Accounting Policies (Continued)

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

(4) Recent Accounting Pronouncements

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

(5) Dividends

        On December 5, 2008, the Company declared a dividend of $0.2575 per share of common stock, which was paid on January 16, 2009 to holders of record as of December 31, 2008.

        On March 4, 2009, the Company's board of directors voted to suspend the quarterly dividend on the Company's common stock.

(6) Acquisitions and Dispositions

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

(6) Acquisitions and Dispositions (Continued)

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

        The following unaudited pro forma information presents the combined results of operations of the Company as though the merger and related transactions had been consummated on January 1, 2008. These results include certain adjustments, mainly associated with increased interest expense on debt and amortization of intangible assets related to the acquisitions and the related income tax effects. The pro forma financial information does not necessarily reflect the actual results of operations had the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Acquisitions and Dispositions (Continued)

merger been consummated at the beginning of the period or which may be attained in the future (in thousands, except per share data).

Pro forma three months ended March 31, 2008
(unaudited)
Revenue	$349,418
Loss from continuing operations	(9,514)
Net loss	(9,514)
Earnings per common share from continuing operations:
Basic	$(0.11)
Diluted	(0.11)
Earnings per common share:
Basic	$(0.11)
Diluted	(0.11)

(7) Income Taxes

        For the three months ended March 31, 2009, the Company recorded income tax benefit of $13.4 million resulting in an effective tax rate of 37.5% compared to Spinco's effective tax rate of 40.4% for the three months ended March 31, 2008. The reduction in rate resulted primarily from additional tax expense resulting from the vesting of certain restricted stock awards during the three month period ended March 31, 2009.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Income Taxes (Continued)

        At March 31, 2009, the Company had federal and state net operating loss carryforwards of $379.2 million that will expire from 2019 to 2028. At March 31, 2009, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The merger (see Note 6) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

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

(8) Interest Rate Swap Agreements

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

(8) Interest Rate Swap Agreements (Continued)

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

        As a result of the merger, the Company reassessed the accounting treatment of its swaps and determined that, beginning on April 1, 2008, these swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. As a result of these swap agreements, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of March 31, 2009. At March 31, 2009, the fair market value of these swaps was a net liability of approximately $70.1 million, of which $39.9 million has been included in current liabilities and $30.2 million has been included in long-term liabilities. The Company has recognized a $12.9 million gain on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months ended March 31, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Interest Rate Swap Agreements (Continued)

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

        The estimated fair value of the Company's long term debt at March 31, 2009 is $1,046.9 million based on market prices of the Company's debt securities at the balance sheet date.

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

(10) Employee Benefit Plans

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

        The structure of Verizon's benefit plans did not provide for the separate attribution of the related pension and post-retirement assets and obligations at the Verizon Northern New England business

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefit Plans (Continued)

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

        Pension plan assets at March 31, 2009 include an additional transfer of assets from Verizon, estimated to be between $38.5 and $50.0 million as of December 31, 2008, pending final actuarial settlement. For purposes of determining fair value of plan assets at March 31, 2009, the Company has assumed a final transfer of $38.5 million. The final transfer will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and an employee matters agreement with Verizon. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The $38.5 million transfer included in plan assets assumes a 20.0% loss on these assets from March 31, 2008 through December 31, 2008. The final asset transfer will include investment

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Employee Benefit Plans (Continued)

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

(11) Accumulated Other Comprehensive Loss

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

(14) Transactions with Affiliates

        The Verizon Northern New England business' financial statements for periods prior to the merger include the following transactions with Verizon and related subsidiaries:

        The Verizon Northern New England business' operating revenue includes transactions with Verizon for the provision of local telephone services, network access, billing and collection services, interconnection agreements and the rental of facilities and equipment. These services were reimbursed

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Transactions with Affiliates (Continued)

by Verizon based on tariffed rates, market prices, negotiated contract terms that approximated market rates, or actual costs incurred by the Verizon Northern New England business.

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

(15) Fair Value Measurements

        SFAS No. 157, Fair Value Measurements (SFAS No. 157) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS No. 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Fair Value Measurements (Continued)

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

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2009 (in thousands):

	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap agreements(1)	$(70,057)	—	(70,057)	—

(1)
Fair value of interest rate swaps at March 31, 2009 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of March 31, 2009. See note 8 for more information.

(16) Commitments and Contingencies

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

(16) Commitments and Contingencies (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto, and gives effect to the restatement of our interim condensed consolidated financial statements as discussed in note 1 to the condensed consolidated financial statements. This discussion continues to reflect financial results and events as of the date of the Original Filing and has not been updated to reflect other events occurring after the date of the Original Filing or to modify or update those disclosures affected by subsequent events. This amended report for the quarter ended March 31, 2009 is being filed concurrently with amended reports on Forms 10-Q/A for prior quarterly periods ended June 30, and September 30, 2009, containing restated interim condensed consolidated financial statements as of and for the interim periods then ended.

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

Basis of Presentation

        On March 31, 2008, the merger between Spinco and Legacy FairPoint was completed. In connection with the merger and in accordance with the terms of the merger agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the merger. While FairPoint was the surviving entity in the merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the three months ended March 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Quarterly Report reflect the financial results of the Verizon Northern New England business only for such period. For more information, see note 2 to the "Condensed Consolidated Financial Statements."

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues		% of Revenues
	Three months Ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
	Restated		Restated
Revenue Source:
Local calling services	$122,820	132,175	41%	47%
Access	93,127	79,018	31%	28%
Long distance services	43,395	41,267	15%	15%
Data and Internet services	28,194	22,020	9%	8%
Other services	11,762	7,934	4%	2%

Total	299,298	282,414	100%	100%

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
	Restated	Restated
Revenues	$299,298	100%	$282,414	100%

Operating expenses
Cost of services and sales	145,263	48	135,837	48
Selling, general and administrative	92,412	31	63,116	22
Depreciation and amortization	67,867	23	53,925	19

Total operating expenses	305,542	102	252,878	89

Income (loss) from operations	(6,244)	(2)	29,536	11
Interest expense	(53,479)	(18)	(14,522)	(5)
Gain on derivative instruments	12,898	4	—	—
Gain on early retirement of debt	4,863	2	—	—
Other income	6,277	2	986	—

Income (loss) before income taxes	(35,685)	(12)	16,000	6
Income tax (expense) benefit	13,380	5	(6,457)	(2)

Net income (loss)	$(22,305)	(7)%	$9,543	4%

        Revenues increased $16.9 million to $299.3 million in the first quarter of 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $62.2 million to total revenues in the three months ended March 31, 2009. Excluding the impact of the merger, combined total revenue would have decreased $45.3 million. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $9.4 million to $122.8 million during the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $18.3 million to local revenue for the three months ended March 31, 2009. Excluding the impact of the merger, local calling services revenues would have decreased $27.7 million compared to the prior year. This decrease is primarily due to a 10.9% decline in total voice access lines in service at March 31, 2009 compared to March 31, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $14.1 million to $93.1 million during the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $23.9 million to access revenues for the three months ended March 31, 2009. Excluding the impact of the merger, access revenues would have decreased by $9.8 million. Of this decrease, $7.8 million is attributable to a decrease in interstate access revenues and $2.0 million is attributable to a decrease in intrastate access revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues increased $2.1 million to $43.4 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $7.1 million to long distance in the three months ended March 31, 2009. Excluding the impact of the merger, long distance revenues would have decreased $5.0 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $6.2 million to $28.2 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $8.7 million to data and Internet services revenues in the three months ended March 31, 2009. Excluding the impact of the merger, data and Internet services revenues would have decreased $2.5 million.

        Other services.    Other services revenues increased $3.8 million to $11.8 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $4.1 million to other services revenues in the three months ended March 31, 2009. Excluding the impact of the merger, other services revenues would have decreased $0.3 million.

Operating Expenses

        Cost of services and sales.    Cost of services and sales increased $9.4 million to $145.3 million in the first quarter of 2009 compared to the same period in 2008. Legacy FairPoint contributed $25.1 million to cost of services and sales expenses in the three months ended March 31, 2009. Also included in cost of services and sales for the three months ended March 31, 2009 are $6.1 million of expenses related to the transition services agreement. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have declined $21.8 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

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

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $5.3 million to $6.3 million in the first quarter of 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $5.4 million recognized in the first quarter of 2009 related to the settlement under the transition agreement.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the first quarter of 2009 and 2008 was 37.5% benefit and 40.4% expense, respectively.

        Net income (loss).    Net loss for the three months ended March 31, 2009 was $22.3 million compared to net income of $9.5 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 8 of the notes to our condensed consolidated financial statements for the three months ended March 31, 2009 included in this Quarterly Report. As a result of these swap agreements, approximately 76% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of March 31, 2009. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Net cash provided by (used in) operating activities was $46.0 million and $(0.3) million for the three months ended March 31, 2009 and 2008, respectively.

        Net cash used in investing activities was $57.4 million and $13.1 million for the three months ended March 31, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $57.5 million and $24.6 million for the three months ended March 31, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the three months ended March 31, 2008.

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

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(in thousands)
Long-term debt, including current maturities(a)	$2,519,750	$45,000	$108,300	$413,200	$1,953,250
Interest payments on long-term debt obligations(b)	1,089,053	213,792	378,279	338,952	158,030
Capital lease obligations	12,324	3,111	4,717	3,239	1,257
Operating leases	48,200	11,692	18,833	13,520	4,155

Total projected contractual obligations	$3,669,327	$273,595	$510,129	$768,911	$2,116,692

(a)
Includes $543.0 million of the notes. The notes were issued at a face value of $551.0 million and a discount of $11.2 million. During the first quarter of 2009, $8.0 million of the notes were retired. See note 9 to the "Condensed Consolidated Financial Statements" for more information.

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

(1)
Fair value of interest rate swaps at March 31, 2009 is based on information provided by the counterparties in order to compute the value of the underlying contracts using consistent methodologies. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of March 31, 2009. See note 8 to the "Condensed Consolidated Financial Statements" for more information.

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

Item 4.    Controls and Procedures (Restated).

Evaluation of Disclosure Controls and Procedures

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

        At the time of the Original Filing, our principal executive officer and principal financial officer concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of March 31, 2009. Subsequent to that evaluation, as a result of the restatement described in the "Explanatory Note" and note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 2, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2009 because of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our fiscal 2009 year-end reconciliation and closing procedures, we determined that the restatement described in the "Explanatory Note" and note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 2 was necessary. As a result of identifying this matter, we re-evaluated our internal controls over financial reporting and have concluded that the following material weaknesses existed during 2009:

  1.
  Our information technology controls were not adequate. Adequate testing was not performed to ensure that certain revenue transactions were properly accounted for and transferred from our billing system to our general ledger. Also, access to our information systems was not appropriately restricted.

  2.
  Our management oversight and review procedures designed to monitor the accuracy of period-end accounting activities were ineffective. Specifically, our account reconciliation processes were not adequate to properly identify and resolve discrepancies between our billing system and our general ledger in a timely manner. In addition, control weaknesses existed relating to revenue, operating expenses, accounts receivable, fixed assets and income taxes.

Management's Remediation of the Material Weaknesses

        Effective in February 2010, our management believes that it has corrected the primary issues that led to the restatement. Specifically, we have:

  1.
  Corrected the billing system settings so that they properly transfer the identified transactions to the general ledger; and

  2.
  Enhanced our account reconciliation and review procedures to detect this type of error on a timely basis in the future.

        We believe these measures and other planned process improvements will adequately remediate the material weaknesses described above and will strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address these material weaknesses or determine to modify certain of the remediation procedures described above. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

Changes in Internal Control Over Financial Reporting

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We do note however that subsequent to the quarter ended March 31, 2009, we implemented the remediation described above to address the material weaknesses in our internal control over financial reporting.

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

Item 1A.    Risk Factors (Restated).

        (a)   The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading "Risks Related to Our Substantial Indebtedness and Common Stock."

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

        (b)   The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as the final risk factor under the heading "Risks Relating to Our Business."

We have identified material weaknesses in our internal controls over financial reporting which existed as of March 31, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        As discussed in "Part I—Item 4. Controls and Procedures," in connection with the restatement, we concluded that the following material weaknesses in our internal controls over financial reporting existed as of March 31, 2009:

  •
  Our information technology controls were not adequate to ensure that all revenue transactions were properly accounted for and transferred from our billing system to our general ledger; and

  •
  Our account reconciliation processes did not properly identify and resolve the resulting discrepancies between our billing system and our general ledger.

        As a result of these material weaknesses, our management concluded that our disclosure controls were not effective as of March 31, 2009. Effective in February 2010, our management has taken steps to remediate the issues that led to the restatement. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        (c)   The risk factors presented below amend and restate the corresponding risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

        As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. We are also required to furnish a report by our management each year on our internal control over financial reporting. With respect to internal control over financial reporting, standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal control over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigation by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements and cause investors to lose confidence in our reported financial information.

        We note that we have identified material weaknesses in our internal controls over financial reporting which existed as of March 31, 2009, which material weaknesses are discussed in greater detail in "Part I—Item 4. Controls and Procedures" and "—We have identified material weaknesses in our internal controls over financial reporting which existed as of March 31, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock."

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

Item 6.    Exhibits (Restated).

        The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this Quarterly Report in her capacity as the Registrant's Principal Financial Officer.

FAIRPOINT COMMUNICATIONS, INC.
Date: April 30, 2010	By:	/s/ LISA R. HOOD
Name: Lisa R. Hood Title: Senior Vice President and Corporate Controller, Interim Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13	Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(1)
2.14	Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC(6)
2.15	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(1)
2.16	Amendment No. 1 to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(3)
2.17	Amendment No. 2 to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(5)

Exhibit No.	Description
2.18	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(7)
2.19	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.21	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(9)
2.22	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(10)
2.23	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
2.24	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.25	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.26	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.27	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.28	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.29	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.30	Transition Agreement, dated as of January 30, 2009, by and among Verizon Communications Inc., Verizon New England Inc., Verizon Information Technologies LLC, FairPoint, Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc.(11)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 6, 2003, by and between FairPoint and The Bank of New York, relating to FairPoint's $225,000,000 11 7/8% Senior Notes due 2010.(13)
4.2	Supplemental Indenture, dated as of January 20, 2005, by and between FairPoint and The Bank of New York, amending the Indenture dated as of March 6, 2003 between FairPoint and The Bank of New York.(12)
4.3	Form of Initial Senior Note due 2010.(13)
4.4	Form of Exchange Senior Note due 2010.(13)
4.5	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)

Exhibit No.	Description
4.6	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)
4.7	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.8	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(6)
10.1	Credit Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Spinco Inc., Bank of America, N.A, as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent and lenders party thereto.(6)
10.2	Amendment, Waiver, Resignation and Appointment Agreement, dated as of January 21, 2009, by and among FairPoint, lenders party thereto, Lehman Commercial Paper Inc. and Bank of America, N.A.(14)
10.3	Subsidiary Guaranty, dated as of March 31, 2008, by and among FairPoint Broadband, Inc., MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Logistics, Inc. and Lehman Commercial Paper Inc.(6)
10.4	Pledge Agreement, dated as of March 31, 2008, by and among FairPoint, MJD Ventures, Inc., MJD Services Corp., S T Enterprises, Ltd., FairPoint Carrier Services, Inc., FairPoint Broadband, Inc., FairPoint Logistics, Inc., Enhanced Communications of Northern New England, Inc., Utilities, Inc., C-R Communications, Inc., Comerco, Inc., GTC Communications, Inc., St. Joe Communications, Inc., Ravenswood Communications, Inc., Unite Communications Systems, Inc. and Lehman Commercial Paper Inc.(6)
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(15)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(16)
10.8	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(17)
10.9	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(17)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Alfred C. Giammarino.(18)
10.11	FairPoint Amended and Restated 1998 Stock Incentive Plan.(19)
10.12	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(20)
10.13	FairPoint 2005 Stock Incentive Plan.(11)
10.14	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(21)
10.15	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(21)
10.16	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.17	Nonqualified Deferred Compensation Plan Document.(11)

Exhibit No.	Description
10.18	Form of February 2005 Restricted Stock Agreement.(22)
10.19	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(23)
10.20	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(23)
10.21	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.22	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(18)
10.23	Form of Performance Unit Award Agreement 2008 Award.(25)
10.24	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(16)
10.25	Form of Performance Unit Award Agreement 2008-2010 Award.(21)
10.26	Form of Performance Unit Award Agreement 2009-2011 Award.(26)
10.27	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(26)
10.28	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(27)
10.29	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.30	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(28)
10.31	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.32	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
14.1	FairPoint Code of Business Conduct and Ethics.(29)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(25)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(30)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(31)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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