Form 10-Q/A
period 2009-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2010-04-30
CIK 1062613

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

EXPLANATORY NOTE

        FairPoint Communications, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim, and certain billing and other adjustments. On February 23, 2010 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") describing such accounting errors and certain billing adjustments. The accounting error and the billing and other adjustments resulted in an overstatement of revenue for the three and six months ended June 30, 2009 of $14.8 million and $27.2 million, respectively, an understatement of operating expenses for the three and six months ended June 30, 2009 of $2.0 million and $2.1 million, respectively, and an overstatement of other income for the six months ended June 30, 2009 of $9.6 million, in each case as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, which was originally filed with the SEC on August 5, 2009 (the "Original Filing"). The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 1 (the "restatement"), which restatement accounts for the foregoing overstatements and understatements, resulted in a reduction in net income of $10.3 million and $23.9 million, net of income taxes, for the three and six months ended June 30, 2009, respectively. In addition, as a result of the restatement, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its credit facility (as defined herein) for the measurement period ended June 30, 2009, which constituted an event of default under the credit facility and the Company's interest rate swap agreements and may have constituted an event of default under the notes (as defined herein). As such, the Company has classified its obligations under these debt instruments as current liabilities as of June 30, 2009. The restatement is discussed in more detail in note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 1.

        For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures," "Part II—Item 1A. Risk Factors, Part II—Item 3. Defaults Upon Senior Securities" and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

        The information in this Amendment No. 1 that is not affected by the restatement of the interim condensed consolidated financial statements from the Original Filing remains unchanged and reflects the disclosure at the time of the Original Filing. Therefore, this Amendment No. 1 should be read in conjunction with the Company's other filings made with the SEC subsequent to the Original Filing.

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
	(Unaudited)
	Restated
Assets
Current assets:
Cash	$80,964	$70,325
Restricted cash	1,981	8,144
Accounts receivable, net	152,269	173,589
Materials and supplies	36,871	38,694
Other	30,268	28,747
Deferred income tax, net	39,246	31,418

Total current assets	341,599	350,917

Property, plant and equipment, net	1,995,692	2,013,515
Intangibles assets, net	223,105	234,481
Prepaid pension asset	9,741	8,708
Debt issue costs, net	23,617	26,047
Restricted cash	1,378	60,359
Other assets	16,432	21,094
Goodwill	595,120	619,372

Total assets	$3,206,684	$3,334,493

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long term debt	$2,488,647	$45,000
Current portion of capital lease obligations	2,046	2,231
Accounts payable	158,863	147,778
Dividends payable	—	23,008
Accrued interest payable in cash	3,834	18,844
Accrued interest payable in kind	14,423	—
Interest rate swaps	62,824	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	68,234	70,887

Total current liabilities	2,798,871	368,022

Long term liabilities:
Capital lease obligations	6,584	7,522
Accrued pension obligation	49,507	46,801
Employee benefit obligations	239,152	225,840
Deferred income taxes	112,137	154,757
Unamortized investment tax credits	5,068	5,339
Other long term liabilities	18,006	35,492
Long term debt, net of current portion	—	2,425,253
Interest rate swap agreements	—	41,681

Total long-term liabilities	430,454	2,942,685

Stockholders' equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 89,496,847 and 88,995,572 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	895	890
Additional paid-in capital	736,469	735,719
Retained deficit	(628,787)	(578,319)
Accumulated other comprehensive loss	(131,218)	(134,504)

Total stockholders' equity (deficit)	(22,641)	23,786

Total liabilities and stockholders' equity (deficit)	$3,206,684	$3,334,493

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	Restated		Restated
Revenues	$284,762	$344,690	$584,060	$627,104

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	123,003	133,900	268,266	269,737
Selling, general and administrative expense, excluding depreciation and amortization	99,449	102,290	191,861	165,406
Depreciation and amortization	68,860	69,741	136,727	123,666

Total operating expenses	291,312	305,931	596,854	558,809

Income (loss) from operations	(6,550)	38,759	(12,794)	68,295

Other income (expense):
Interest expense	(54,809)	(45,123)	(108,288)	(59,645)
Gain on derivative instruments	7,233	43,123	20,131	43,123
Gain on early retirement of debt	7,494	—	12,357	—
Other	(58)	264	6,219	1,250

Total other expense	(40,140)	(1,736)	(69,581)	(15,272)

Income (loss) before income taxes	(46,690)	37,023	(82,375)	53,023
Income tax (expense) benefit	18,527	(13,909)	31,907	(20,366)

Net income (loss)	$(28,163)	$23,114	$(50,468)	$32,657

Weighted average shares outstanding:
Basic	89,364	88,725	89,168	62,077

Diluted	89,364	89,190	89,168	62,483

Earnings per share:
Basic	$(0.32)	$0.26	$(0.57)	$0.53

Diluted	(0.32)	0.26	(0.57)	0.52

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

Six months ended June 30, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
			Additional paid-in capital	Retained deficit
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss (restated)	—	—	—	(50,468)	—	(50,468)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Forfeiture of restricted shares	(1)	—	—	—	—	—
Stock based compensation expense	—	—	755	—	—	755
Employee benefit adjustment to comprehensive income	—	—	—	—	3,286	3,286

Balance at June 30, 2009 (restated)	89,497	$895	$736,469	$(628,787)	$(131,218)	$(22,641)

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Net (loss) income (restated)	$(28,163)	$23,114	$(50,468)	$32,657

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.2 million and $2.1 million taxes, respectively)	1,930	—	3,286	—

Total other comprehensive income	1,930	—	3,286	—

Comprehensive (loss) income (restated)	$(26,233)	$23,114	$(47,182)	$32,657

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Unaudited)

(in thousands)

	Six months ended June 30,
	2009	2008
	Restated
Cash flows from operating activities:
Net (loss) income	$(50,468)	$32,657

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(34,022)	24,489
Provision for uncollectible revenue	15,777	7,543
Depreciation and amortization	136,727	123,666
Non-cash interest expense	14,423	—
SFAS 106 post-retirement accruals	15,908	29,103
Gain on derivative instruments	(20,131)	(43,123)
Gain on early retirement of debt, net of cash fees	(12,477)	—
Other non-cash items	6,429	(26,406)
Changes in assets and liabilities arising from operations:
Accounts receivable	7,725	(24,287)
Prepaid and other assets	(3,350)	(40,750)
Accounts payable and other accrued liabilities	(31,286)	(38,965)
Accrued interest payable	(15,011)	18,476
Other assets and liabilities, net	(2,585)	4,113
Other	—	(16,221)

Total adjustments	78,127	17,638

Net cash provided by operating activities	27,659	50,295

Cash flows from investing activities:
Acquired cash balance, net	—	11,552
Net capital additions	(90,081)	(98,348)
Net proceeds from sales of investments and other assets	1,230	235

Net cash used in investing activities	(88,851)	(86,561)

Cash flows from financing activities:
Loan origination costs	(521)	(29,238)
Proceeds from issuance of long term debt	50,000	1,676,000
Repayments of long term debt	(18,673)	(687,491)
Contributions from Verizon	—	344,629
Restricted cash	65,143	(80,886)
Repayment of capital lease obligations	(1,122)	(1,637)
Dividends paid to stockholders	(22,996)	(1,173,961)

Net cash provided by financing activities	71,831	47,416

Net increase in cash	10,639	11,150
Cash, beginning of period	70,325	—

Cash, end of period	$80,964	$11,150

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	—	551,000

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1) Restatement of Financial Statements

        The Company is restating its previously issued interim consolidated financial statements included in the Original Filing to reflect the effect of an accounting error resulting from a deficiency in the transfer of certain known customer billing adjustments from the Company's billing platform to its general ledger, a one-time non-operating loss related to a disputed claim, as well as certain other adjustments. This error and these adjustments resulted in an overstatement of revenue for the three and six months ended June 30, 2009 of $14.8 million and $27.2 million, respectively, an understatement of operating expenses for the three and six months ended June 30, 2009 of $2.0 million and $2.1 million, respectively, and an overstatement of other income for the six months ended June 30, 2009 of $9.6 million, in each case as reported in the Original Filing. The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 1, which restatement accounts for the foregoing overstatements and understatements, resulted in a reduction in net income of $10.3 million and $23.9 million, net of income taxes, for the three and six months ended June 30, 2009, respectively.

        As a result of the restatement, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its credit facility (as defined in note 3(l) to the condensed consolidated financial statements) for the measurement period ended June 30, 2009. Failure to comply with this covenant constitutes an event of default under the credit facility, which permits the lenders to accelerate the maturity of loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the occurrence of an event of default under the credit facility constitutes an event of default under the Company's interest rate swap agreements and such defaults under the credit facility and interest rate swap agreements may constitute an event of default under the notes (as defined in note 6 to the condensed consolidated financial statements), in each case at June 30, 2009. As such, the Company has classified its obligations under the credit facility, the interest rate swap agreements and the notes as current liabilities as of June 30, 2009.

        On October 26, 2009 FairPoint Communications and all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

        The revisions applied to the affected individual line items in the interim condensed consolidated financial statements are summarized as follows:

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2009
	As previously reported	As restated
Assets
Accounts receivable, net	190,551	152,269
Deferred income tax, net	29,241	39,246
Total current assets	369,876	341,599
Property, plant, and equipment, net	1,996,335	1,995,692
Total assets	3,235,604	3,206,684
Liabilities and Stockholders' Equity (Deficit)
Current portion of long term debt	45,000	2,488,647
Accrued interest payable in kind	—	14,423
Interest rate swaps	43,438	62,824
Total current liabilities	321,415	2,798,871
Deferred income taxes	117,184	112,137
Accrued interest payable in kind	14,423	—
Long term debt, net of current portion	2,443,647	—
Interest rate swap agreements	19,386	—
Total long-term liabilities	2,912,957	430,454
Retained deficit	(604,914)	(628,787)
Total stockholders' equity (deficit)	1,232	(22,641)
Total liabilities and stockholders' equity (deficit)	3,235,604	3,206,684

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Revenues	299,611	284,762	611,241	584,060
Cost of services and sales, excluding depreciation and amortization	122,707	123,003	267,854	268,266
Selling, general and administrative expense, excluding depreciation and amortization	97,986	99,449	190,398	191,861
Depreciation and amortization	68,629	68,860	136,496	136,727
Total operating expenses	289,322	291,312	594,748	596,854
Income (loss) from operations	10,289	(6,550)	16,493	(12,794)
Other	(58)	(58)	15,857	6,219
Total other expense	(40,140)	(40,140)	(59,943)	(69,581)
Income (loss) before income taxes	(29,851)	(46,690)	(43,450)	(82,375)
Income tax (expense) benefit	12,033	18,527	16,855	31,907
Net loss	(17,818)	(28,163)	(26,595)	(50,468)
Earnings per share, basic	(0.20)	(0.32)	(0.30)	(0.57)
Earnings per share, diluted	(0.20)	(0.32)	(0.30)	(0.57)

Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)

	Six months ended June 30, 2009
	As previously reported	As restated
Net loss	(26,595)	(50,468)
Retained deficit	(604,914)	(628,787)
Total stockholders' equity (deficit)	1,232	(22,641)

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three months ended June 30, 2009		Six months ended June 30, 2009
	As previously reported	As restated	As previously reported	As restated
Net loss	(17,818)	(28,163)	(26,595)	(50,468)
Comprehensive loss	(15,888)	(26,233)	(23,309)	(47,182)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Consolidated Statements of Cash Flow
(in thousands)

	Six months ended June 30, 2009
	As previously reported	As restated
Net loss	(26,595)	(50,468)
Deferred income taxes	(18,970)	(34,022)
Provision for uncollectible revenue	14,314	15,777
Depreciation and amortization	136,496	136,727
Accounts receivable	(29,094)	7,725
Total adjustments	54,666	78,127
Net cash provided by operating activities	28,071	27,659
Net capital additions	(90,493)	(90,081)
Net cash used in investing activities	(89,263)	(88,851)

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

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with SOP 98-1 and FAS 34. During the three and six months ended June 30, 2009, the Company capitalized $6.6 million and $11.5 million, respectively, in software costs in addition to those capitalized under the MSA. During the three and six months ended June 30, 2009, the Company capitalized $0.5 million in interest costs in addition to those capitalized under the MSA.

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders' equity balance. As of June 30, 2009, shareholders' deficit totaled $22.6 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

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

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(4) Recent Accounting Pronouncements (Continued)

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

(7) Income Taxes

        For the three months and six months ended June 30, 2009, the Company recorded an income tax benefit of $18.5 million and $31.9 million, respectively, resulting in an effective tax rate of 39.7% and 38.7%, respectively, compared to an effective tax rate of 37.6% expense and 38.4% expense for the three months and six months ended June 30, 2008, respectively.

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

        At June 30, 2009, the Company had federal and state net operating loss carryforwards of $421.2 that will expire from 2019 to 2029. At June 30, 2009, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The merger (see Note 6) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

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

        As a result of the restatement, the Company incurred an event of default on the swaps. See note 1.

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

        As a result of the merger, the Company reassessed the accounting treatment of its swaps and determined that, beginning on April 1, 2008, these swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the swap contracts subsequent to the merger have been recorded as other income (expense) on the condensed consolidated statement of operations. As a result of these swap agreements, approximately 76% of the Company's indebtedness effectively bore interest at fixed rates rather than variable rates as of June 30, 2009. At June 30, 2009, the fair market value of these swaps was a net liability of approximately $62.8 million, all of which has been included in current liabilities due to the event of default described in note 1. The Company has recognized gains of $7.2 million and $20.1 million, respectively on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the swap agreements during the three months and six months ended June 30, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Interest Rate Swap Agreements (Continued)

        The following table summarizes the location and fair value of the Company's derivative instruments in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 (in thousands):

	Fair Value of Liability Derivatives at
	June 30, 2009	December 31, 2008
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts located within the balance sheet caption:
Current liabilities—Interest rate swaps	$62,824	$41,274
Long term liabilities—Interest rate swaps	—	41,681

Total derivatives not designated as hedging instruments under SFAS 133	$62,824	$82,955

        The following table summarizes the location and amount of gains on the Company's derivative instruments in the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008 (in thousands):

		Amount of Gain Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
	Location of Gain Recognized in Income on Derivatives
		2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Gain on derivative instruments	$7,233	$43,123	$20,131	$43,123

Total derivatives not designated as hedging instruments under SFAS 133		$7,233	$43,123	$20,131	$43,123

(9) Long Term Debt

        Long term debt for the Company at June 30, 2009 and December 31, 2008 is shown below (in thousands):

	June 30, 2009	December 31, 2008
Senior secured credit facility, variable rates ranging from 2.94% to 5.75% (weighted average rate of 4.84%) at June 30, 2009, due 2014 to 2015	$1,967,625	$1,930,000
Senior notes, 13.125%, due 2018	531,085	551,000
Discount on senior notes, 13.125%, due 2018	(10,063)	(10,747)

Total outstanding long term debt	2,488,647	2,470,253
Less current portion	(2,488,647)	(45,000)

Total long term debt, net of current portion	$—	$2,425,253

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

        After giving effect to the restatement of the Company's financial statements for the quarterly period ended June 30, 2009, the Company was not in compliance with the financial covenants contained in the credit facility for the measurement period ended June 30, 2009, which constituted an event of default under the credit facility and the swaps and may have constituted an event of default under the notes. See note 1 to the condensed consolidated financial statements contained herein. The historical disclosure contained below does not take the restatement into account.

        After giving effect to the conversion of a portion of the Company's cash interest expense to non-cash interest expense as a result of the exchange offer (see note 17), the Company was able to maintain compliance with all the financial covenants contained in the credit facility as of June 30, 2009. However, the Company currently expects that it may be at risk of failing to comply with the interest coverage ratio maintenance covenant and/or the leverage ratio maintenance covenant in the credit facility for the measurement period ending September 30, 2009. If the Company is unable to comply with either the interest coverage ratio maintenance covenant or the leverage maintenance covenant, such failure would constitute an event of default under the credit facility, which would permit the lenders under the credit facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. If the lenders under the credit facility were to exercise such remedies, the Company does not believe that it could refinance the credit facility on reasonable terms, or at all, in the current lending environment.

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

        For a discussion of the exchange offer relating to the notes which was initiated on June 24, 2009, see note 17.

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

        Other Comprehensive Loss for the six months ended June 30, 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(11) Accumulated Other Comprehensive Loss (Continued)

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

(13) Stockholders' Equity (Deficit)

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

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 30, 2009 (in thousands):

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps (1)	$(62,824)	—	(62,824)	—

(1)
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

(17) Subsequent Events

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

(b) Issuance of New Notes and Payment of Consent Fee

        On July 29, 2009 (the "settlement date"), the Company successfully consummated the exchange offer. On the settlement date, the proposed amendments became operative and $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) were exchanged for $439.6 million in aggregate principal amount of the new notes. The new notes will mature on April 2, 2018 and will bear interest at a fixed rate of 13 1/8%, payable in cash, except that the new notes will bear interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009 (the "initial interest payment period"). In addition, the Company is permitted to pay the interest payable on the new notes for the initial interest payment period in the form of cash, by capitalizing such interest and adding it to the principal amount of the new notes or a combination of both cash and such capitalization of interest, at its option. Notwithstanding the foregoing, to the extent the Company pays the interest payable on the notes on October 1, 2009 in cash, then it will, at its option, be required to either (i) pay interest on the new notes in cash at a rate of 13 1/8% for the initial interest payment period or (ii) pay interest on the new

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(17) Subsequent Events (Continued)

notes by capitalizing such interest and adding it to the principal amount of the new notes at a rate of 17% per annum for the initial interest payment period. The Company currently intends to make the interest payments due on October 1, 2009 on the new notes by capitalizing such interest and adding it to the principal amount of the new notes.

        In addition, pursuant to the terms of the exchange offer, an additional $18.9 million in aggregate principal amount of new notes was issued to holders who tendered their notes in the exchange offer as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date of the exchange offer. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, the Company has classified the accrued interest on the exchanged notes as of June 30, 2009 of $14.4 million as a current liability on the condensed consolidated balance sheet.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto, and gives effect to the restatement of our interim condensed consolidated financial statements as discussed in note 1 to the condensed consolidated financial statements. This discussion continues to reflect financial results and events as of the date of the Original Filing and has not been updated to reflect other events occurring after the date of the Original Filing or to modify or update those disclosures affected by subsequent events. This amended report for the quarter ended June 30, 2009 is being filed concurrently with amended reports on Forms 10-Q/A for prior quarterly periods ended March 31, and September 30, 2009, containing restated interim condensed consolidated financial statements as of and for the interim periods then ended.

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

        In addition, pursuant to the terms of the exchange offer, an additional $18.9 million in aggregate principal amount of new notes were issued to holders who tendered their notes in the exchange offer as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date. In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, we have classified the accrued interest of $14.4 million on the exchanged notes as of June 30, 2009 as a current liability on the condensed consolidated balance sheet.

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

  The Restructuring Plan

        After giving effect to the restatement of our financial statements for the quarterly period ended June 30, 2009, we were not in compliance with the financial covenants contained in the credit facility for the measurement period ended June 30, 2009. See note 1 to the condensed consolidated financial statements contained herein. The historical disclosure contained below does not take the restatement into account.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Restated		Restated		Restated		Restated
Revenue Source:
Local calling services	$114,707	$149,591	$237,527	$281,766	40%	43%	41%	45%
Access	94,905	101,402	188,032	180,420	33%	30%	32%	29%
Long distance services	35,701	49,090	79,096	90,357	13%	14%	13%	14%
Data and Internet services	28,219	30,552	56,413	52,572	10%	9%	10%	8%
Other services	11,230	14,055	22,992	21,989	4%	4%	4%	4%

Total	$284,762	$344,690	$584,060	$627,104	100%	100%	100%	100%

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
	Restated	Restated
Revenues	$284,762	100%	$344,690	100%

Operating expenses
Cost of services and sales	123,003	43	133,900	39
Selling, general and administrative	99,449	35	102,290	30
Depreciation and amortization	68,860	24	69,741	20

Total operating expenses	291,312	102	305,931	89

Income from operations	(6,550)	(2)	38,759	11
Interest expense	(54,809)	(19)	(45,123)	(13)
Gain on derivative instruments	7,233	2	43,123	13
Gain on early retirement of debt	7,494	3	—	—
Other income (expense)	(58)	—	264	—

Income (loss) before income taxes	(46,690)	(16)	37,023	11
Income tax (expense) benefit	18,527	6	(13,909)	(4)

Net income (loss)	$(28,163)	(10)%	$23,114	7%

        Revenues decreased $59.9 million to $284.8 million in the second quarter of 2009 compared to 2008. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Additionally, because of cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $34.9 million to $114.7 million during the second quarter of 2009 compared to the same period in 2008. This decrease is primarily due to an 11.2% decline in total voice access lines in service at June 30, 2009 compared to June 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues decreased $6.5 million to $94.9 million during the second quarter of 2009 compared to the same period in 2008. This decrease consisted of a $2.5 million decrease in intrastate access revenues and a $4.0 million decrease in interstate revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues decreased $13.4 million to $35.7 million in the second quarter of 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $2.3 million to $28.2 million in the second quarter of 2009 compared to the same period in 2008. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues.

        Other services.    Other services revenues decreased $2.8 million to $11.2 million in the second quarter of 2009 compared to the same period in 2008.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $10.9 million to $123.0 million in the second quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the transition services agreement with Verizon, which was terminated on January 30, 2009 (the "TSA"). The elimination of transition services agreement costs has been partially offset by direct costs incurred by us to operate the Northern New England operations. Costs incurred under the transition services agreement accounted for $18.9 million of cost of services and sales during the second quarter of 2008.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $2.8 million to $99.4 million in the second quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the transition services agreement, which has been partially offset by direct costs incurred by us to operate the Northern New England operations as well as increased bad debt expense and costs incurred to effect a restructuring of our capital structure. Costs incurred under the transition services agreement accounted for $30.6 million of selling, general and administrative expense during the second quarter of 2008.

        Depreciation and amortization.    Depreciation and amortization expense decreased $0.9 million to $68.9 million in the second quarter of 2009 compared to the same period in 2008. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of these adjustments, depreciation and amortization expense would have increased $3.7 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the TSA.

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

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the second quarter of 2009 and 2008 was 39.7% benefit and 37.6% expense, respectively.

        Net income (loss).    Net loss for the three months ended June 30, 2009 was ($28.2) million compared to net income of $23.1 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
	Restated	Restated
Revenues	$584,060	100%	$627,104	100%

Operating expenses
Cost of services and sales	268,266	46	269,737	43
Selling, general and administrative	191,861	33	165,406	26
Depreciation and amortization	136,727	23	123,666	20

Total operating expenses	596,854	102	558,809	89

Income from operations	(12,794)	(2)	68,295	11
Interest expense	(108,288)	(18)	(59,645)	(10)
Gain on derivative instruments	20,131	3	43,123	7
Gain on early retirement of debt	12,357	2	—	—
Other income	6,219	1	1,250	—

Income (loss) before income taxes	(82,375)	(14)	53,023	8
Income tax (expense) benefit	31,907	5	(20,366)	(3)

Net income (loss)	$(50,468)	(9)%	$32,657	5%

        Revenues decreased $43.0 million to $584.1 million in 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $123.7 million and $66.0 million to total revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, combined total revenue would have decreased $100.7 million. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Additionally, because of cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $44.2 million to $237.5 million during the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $36.6 million and $20.9 million to local revenue for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, local calling services revenues would have decreased $59.9 million compared to the prior year. This decrease is primarily due to an 11.2% decline in total voice access lines in service at June 30, 2009 compared to June 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $7.6 million to $188.0 million during the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $47.2 million and $24.0 million to access revenues for the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, access revenues would have decreased by $15.6 million. Of this decrease, $11.5 million was attributable to a decrease in interstate revenues and $4.1 million was attributable to a decrease in intrastate revenues, reflecting the impact of access line loss and technology substitution.

        Long distance services.    Long distance services revenues decreased $11.3 million to $79.1 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $13.8 million and $7.6 million to long distance revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, long distance revenues would have decreased $17.5 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues increased $3.8 million to $56.4 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $17.9 million and $9.2 million to data and Internet services revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, data and Internet services revenues would have decreased $4.9 million. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues.

        Other services.    Other services revenues increased $1.0 million to $23.0 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $8.3 million and $4.3 million to other services revenues in the six months ended June 30, 2009 and 2008, respectively. Excluding the impact of the merger, other services revenues would have decreased $3.0 million.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $1.5 million to $268.3 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $44.9 million and $23.7 million to cost of services and sales expenses in the six months ended June 30, 2009 and 2008, respectively. Also included in cost of services and sales for the six months ended June 30, 2009 and 2008 are $6.1 million and $18.9 million, respectively, of expenses related to the transition services agreement with Verizon, which was terminated on January 30, 2009. Excluding the impact of the merger and the transition services agreement, cost of services and sales would have declined $9.9 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $26.5 million to $191.9 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $42.4 million and $16.6 million to selling, general and administrative expenses in the six months ended June 30, 2009 and 2008, respectively. Included in selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 are $9.8 million and $30.6 million, respectively, of expenses related to the transition services agreement and $28.0 million and $10.0 million, respectively, of non-recurring cutover related costs (which we are allowed to add back to adjusted EBITDA under our credit facility). Excluding the impact of the merger and the transition services agreement, selling, general and administrative expenses would have increased $3.5 million. The increase is primarily due to increases in bad debt expense and other operating expenses, as well as costs incurred to effect a restructuring of our capital structure.

        Depreciation and amortization.    Depreciation and amortization expense increased $13.1 million to $136.7 million in the six months ended June 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $19.2 million and $13.8 million to depreciation and amortization expenses in the six months ended June 30, 2009 and 2008, respectively. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of the merger and these adjustments, depreciation and amortization expense would have increased $12.3 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the TSA. Also contributing to the increase in depreciation and amortization expense is an increase of $5.6 million in amortization expense on intangible assets acquired in the merger, as no such amortization expense was recognized during the first quarter of 2008, prior to the merger.

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

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $5.0 million to $6.2 million in the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $5.4 million recognized in the first quarter of 2009 related to the settlement under the transition agreement.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the six months ended June 30, 2009 and 2008 was 38.7% benefit and 38.4% expense, respectively.

        Net income (loss).    Net loss for the six months ended June 30, 2009 was ($50.5) million compared to net income of $32.7 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        We are required to perform an impairment review of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders' equity balance. As of June 30, 2009, shareholders' deficit totaled $22.6 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

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

        On July 29, 2009, we successfully consummated the exchange offer. On the settlement date, $439.6 million in aggregate principal amount of the notes (which amount was equal to approximately 83% of the then outstanding notes) were exchanged for $458.5 million in aggregate principal amount of the new notes (which amount includes new notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged notes up to, but not including, the settlement date of the exchange offer). Interest expense paid in the form of new notes has been treated as non-cash for purposes of our financial debt covenants and, in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to Be Refinanced, we have classified the June 30, 2009 balance of $14.4 million accrued interest on the exchanged notes as a current liability on the condensed consolidated balance sheet. In connection with the exchange offer and the corresponding consent solicitation, we also paid a cash consent fee of $1.6 million in the aggregate to holders of notes who validly delivered and did not revoke consents in the consent solicitation prior to a specified early consent deadline.

        After giving effect to the restatement of our financial statements for the quarterly period ended June 30, 2009, we were not in compliance with the financial covenants contained in the credit facility for the measurement period ended June 30, 2009. See note 1 to the condensed consolidated financial statements contained herein. The historical disclosure contained below does not take the restatement into account.

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

        Borrowings under our credit facility bear interest at variable interest rates. We have entered into various interest rate swap agreements which are detailed in note 8 of the notes to our condensed consolidated financial statements for the six months ended June 30, 2009 included in this Quarterly Report. As a result of these swap agreements, approximately 76% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of June 30, 2009. After these interest rate swap agreements expire, our annual debt service obligations on such portion of the term loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

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

        Net cash provided by operating activities was $27.7 million and $50.3 million for the six months ended June 30, 2009 and 2008, respectively.

        Net cash used in investing activities was $88.9 million and $86.6 million for the six months ended June 30, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $90.1 million and $98.3 million for the six months ended June 30, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.6 million for the six months ended June 30, 2008.

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

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1–3 Years	3–5 Years	More Than 5 Years
	(in thousands)
Long term debt, including current maturities(a)(b)	$2,498,710	$45,000	$110,375	$410,100	$1,933,235
Interest payments on long term debt obligations(c)	991,992	205,886	359,069	319,595	107,442
Capital lease obligations	11,543	3,085	4,404	3,182	872
Operating leases	49,349	11,735	17,455	11,933	8,226

Total projected contractual obligations	$3,551,594	$265,706	$491,303	$744,810	$2,049,775

(a)
Includes $531.1 million of the notes. See note 9 to the "Condensed Consolidated Financial Statements" for more information.

(b)
As a result of the events of default described in note 1 to the condensed consolidated financial statements, we have classified our obligations under the credit facility and the notes as current liabilities as of June 30, 2009.

(c)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2009, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(62,824)	(43,438)	(19,077)	(309)	—

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

(2)
As a result of the events of default described in note 1 to the condensed consolidated financial statements, we have classified our obligations under the swaps as current liabilities as of June 30, 2009.

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

        At June 30, 2009, the fair market value of these swaps is a net liability of approximately $62.8 million, all of which has been included in current liabilities due to the event of default described in note 1 to the condensed consolidated financial statements.

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

        At the time of the Original Filing, our principal executive officer and principal financial officer concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of June 30, 2009. Subsequent to that evaluation, as a result of the restatement described in the "Explanatory Note" and note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 1, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009 because of the material weaknesses described below.

Material Weaknesses in Internal Control Over Financial Reporting

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our fiscal 2009 year-end reconciliation and closing procedures, we determined that the restatement described in the "Explanatory Note" and note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 1 was necessary. As a result of identifying this matter, we re-evaluated our internal controls over financial reporting and have concluded that the following material weaknesses existed during 2009:

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We do note however that subsequent to the quarter ended June 30, 2009, we implemented the remediation described above to address the material weaknesses in our internal control over financial reporting.

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

We have identified material weaknesses in our internal controls over financial reporting which existed as of June 30, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        As discussed in "Part I—Item 4.Controls and Procedures," in connection with the restatement, we concluded that the following material weaknesses in our internal controls over financial reporting existed as of June 30, 2009:

  •
  Our information technology controls were not adequate to ensure that all revenue transactions were properly accounted for and transferred from our billing system to our general ledger; and

  •
  Our account reconciliation processes did not properly identify and resolve the resulting discrepancies between our billing system and our general ledger.

        As a result of these material weaknesses, our management concluded that our disclosure controls were not effective as of June 30, 2009. Effective in February 2010, our management has taken steps to remediate the issues that led to the restatement. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        (b)   The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2009.

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

        We note that we have identified material weaknesses in our internal controls over financial reporting which existed as of June 30, 2009, which material weaknesses are discussed in greater detail in "Part I—Item 4.Controls and Procedures" and "—We have identified material weaknesses in our internal controls over financial reporting which existed as of June 30, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock."

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

Item 3.    Defaults Upon Senior Securities (Restated).

        See note 1 to the condensed consolidated financial statements.

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
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(16)
10.7	Amended and Restated Employment Agreement, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson.(17)
10.8	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(18)
10.9	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(19)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(19)
10.12	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(20)
10.13	FairPoint Amended and Restated 1998 Stock Incentive Plan.(21)
10.14	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(22)

Exhibit No.	Description
10.15	FairPoint 2005 Stock Incentive Plan.(11)
10.16	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(23)
10.17	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(23)
10.18	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.19	Nonqualified Deferred Compensation Plan Document.(11)
10.20	Form of February 2005 Restricted Stock Agreement.(24)
10.21	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.22	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.23	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(26)
10.24	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.25	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(17)
10.26	Form of Performance Unit Award Agreement 2008-2010 Award.(23)
10.27	Form of Performance Unit Award Agreement 2009-2011 Award.(27)
10.28	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(17)
10.29	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.30	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
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
10.33	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(28)
10.34	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.35	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(29)
10.36	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.37	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.38	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(18)
14.1	FairPoint Code of Business Conduct and Ethics.(30)

Exhibit No.	Description
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(31)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(32)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(33)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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