Form 10-Q/A
period 2009-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2010-04-30
CIK 1062613

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

EXPLANATORY NOTE

        FairPoint Communications, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim, and certain billing and other adjustments. On February 23, 2010 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the "SEC") describing such accounting errors and certain billing adjustments. The accounting error and the billing and other adjustments resulted in a $2.2 million understatement and $25.0 million overstatement of revenues for the three and nine months ended September 30, 2009, respectively, a $1.9 million overstatement and $0.2 million understatement of operating expenses for the three and nine months ended September 30, 2009, respectively, and an overstatement of other income for the nine months ended September 30, 2009 of $9.6 million, in each case as reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the SEC on November 20, 2009 (the "Original Filing"). The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 1 (the "restatement"), which restatement accounts for the foregoing overstatements and understatement, resulted in an increase in net income of $2.1 million and a reduction in net income of $21.8 million, net of income taxes, for the three months and nine months ended September 30, 2009, respectively. The restatement is discussed in more detail in note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 1.

        For ease of reference, this Amendment No. 1 amends and restates the Original Filing in its entirety. However, "Part I—Item 1. Financial Statements," "Part I—Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I—Item 4. Controls and Procedures", "Part II—Item 1A. Risk Factors" and "Part II—Item 6. Exhibits" are the only sections in which revisions to the Original Filing have been made. In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the Company's principal executive officer and principal financial officer have provided new Rule 13a-14(a) certifications and Section 1350 certifications in connection with this Amendment No. 1.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(in thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited) Restated
Assets
Current assets:
Cash	$63,529	$70,325
Restricted cash	2,083	8,144
Accounts receivable, net	145,100	175,036
Materials and supplies	30,314	38,694
Other	30,232	28,747
Deferred income tax, net	58,276	31,418

Total current assets	329,534	352,364

Property, plant and equipment, net	1,976,243	2,013,515
Intangibles assets, net	217,462	234,481
Prepaid pension asset	10,178	8,708
Debt issue costs, net	24,121	26,047
Restricted cash	825	60,359
Other assets	17,533	21,094
Goodwill	595,120	619,372

Total assets	$3,171,016	$3,335,940

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of long term debt	$2,505,538	$45,000
Current portion of capital lease obligations	2,097	2,231
Accounts payable	130,775	147,778
Dividends payable	—	23,008
Accrued interest payable in cash	39,740	18,844
Accrued interest payable in kind	12,226	—
Interest rate swaps	74,360	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	80,441	72,334

Total current liabilities	2,845,177	369,469

Long term liabilities:
Capital lease obligations	6,041	7,522
Accrued pension obligation	50,965	46,801
Employee benefit obligations	246,637	225,840
Deferred income taxes	105,325	154,757
Unamortized investment tax credits	4,930	5,339
Other long term liabilities	16,786	35,492
Long term debt, net of current portion	—	2,425,253
Interest rate swap agreements	—	41,681

Total long-term liabilities	430,684	2,942,685

Stockholders' equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized; 90,015,551 and 88,995,572 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	900	890
Additional paid-in capital	726,195	735,719
Retained deficit	(703,989)	(578,319)
Accumulated other comprehensive loss	(127,951)	(134,504)

Total stockholders' equity (deficit)	(104,845)	23,786

Total liabilities and stockholders' equity (deficit)	$3,171,016	$3,335,940

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three and nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	Restated		Restated
Revenues	$270,455	$328,255	$854,515	$955,359

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	128,674	152,579	396,940	422,316
Selling, general and administrative expense, excluding depreciation and amortization	118,928	104,679	310,789	270,085
Depreciation and amortization	68,013	60,768	204,740	184,434

Total operating expenses	315,615	318,026	912,469	876,835

Income (loss) from operations	(45,160)	10,229	(57,954)	78,524

Other income (expense):
Interest expense	(56,874)	(49,665)	(165,162)	(109,310)
Gain (loss) on derivative instruments	(11,536)	(5,014)	8,595	38,109
Gain on early retirement of debt	—	—	12,357	—
Other	214	2,165	6,433	3,415

Total other expense	(68,196)	(52,514)	(137,777)	(67,786)

Income (loss) before income taxes	(113,356)	(42,285)	(195,731)	10,738
Income tax (expense) benefit	38,154	17,176	70,061	(3,190)

Net income (loss)	$(75,202)	$(25,109)	$(125,670)	$7,548

Weighted average shares outstanding:
Basic	89,366	88,999	89,235	71,358

Diluted	89,366	88,999	89,235	72,773

Earnings per share:
Basic	$(0.84)	$(0.28)	$(1.41)	$0.11

Diluted	(0.84)	(0.28)	(1.41)	0.10

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

Nine months ended September 30, 2009

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained deficit		Total stockholders' equity (deficit)
	Shares	Amount
Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss (restated)	—	—	—	(125,670)	—	(125,670)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Issuance of restricted shares	524	5	(5)	—	—	—
Forfeiture of restricted shares	(6)	—	—	—	—	—
Net assets contributed back to Verizon	—	—	(11,084)	—	—	(11,084)
Stock based compensation expense	—	—	1,570	—	—	1,570
Employee benefit adjustment to comprehensive income	—	—	—	—	6,553	6,553

Balance at September 30, 2009 (restated)	90,016	$900	$726,195	$(703,989)	$(127,951)	$(104,845)

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three and nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Net (loss) income (restated)	$(75,202)	$(25,109)	$(125,670)	$7,548

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.3 million and $3.4 million taxes, respectively)	3,267	—	6,553	—

Total other comprehensive income	3,267	—	6,553	—

Comprehensive (loss) income (restated)	$(71,935)	$(25,109)	$(119,117)	$7,548

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2009	2008
	Restated
Cash flows from operating activities:
Net (loss) income	$(125,670)	$7,548

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(72,175)	15,354
Provision for uncollectible revenue	40,297	13,004
Depreciation and amortization	204,740	184,434
Non-cash interest expense	31,137	—
SFAS 106 post-retirement accruals	25,350	33,762
Gain on derivative instruments	(8,595)	(38,109)
Gain on early retirement of debt, excluding cash fees	(12,477)	—
Other non cash items	11,616	(26,382)
Changes in assets and liabilities arising from operations:
Accounts receivable	(9,625)	(37,670)
Prepaid and other assets	3,243	2,838
Accounts payable and accrued liabilities	(49,953)	(106,576)
Accrued interest payable	20,896	—
Other assets and liabilities, net	(4,687)	4,244
Other	—	(16,221)

Total adjustments	179,767	28,678

Net cash provided by operating activities	54,097	36,226

Cash flows from investing activities:
Acquired cash balance, net	—	11,401
Net capital additions	(130,122)	(189,234)
Net proceeds from sales of investments and other assets	1,246	2,154

Net cash used in investing activities	(128,876)	(175,679)

Cash flows from financing activities:
Loan origination costs	(2,153)	(29,238)
Proceeds from issuance of long term debt	50,000	1,930,000
Repayments of long term debt	(20,848)	(687,491)
Contributions from Verizon	—	373,590
Restricted cash	65,595	(80,436)
Repayment of capital lease obligations	(1,615)	(1,938)
Dividends paid to stockholders	(22,996)	(1,196,963)

Net cash provided by financing activities	67,983	307,524

Net increase (decrease) in cash	(6,796)	168,071
Cash, beginning of period	70,325	—

Cash, end of period	$63,529	$168,071

Supplemental disclosure of cash flow information:
Non-cash equity consideration	—	316,290
Non-cash issuance of senior notes	18,911	551,000
Capital additions included in accounts payable	16,608	—

See accompanying notes to condensed consolidated financial statements (unaudited)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Restatement of Financial Statements

        The Company is restating its previously issued interim consolidated financial statements included in the Original Filing to reflect the effect of an accounting error resulting from a deficiency in the transfer of certain known customer billing adjustments from the Company's billing platform to its general ledger, a one-time non-operating loss related to a disputed claim, as well as certain other adjustments. This error and these adjustments resulted in a $2.2 million understatement and a $25.0 million overstatement of revenues for the three and nine months ended September 30, 2009, respectively, a $1.9 million overstatement and $0.2 million understatement of operating expenses for the three and nine months ended September 30, 2009, respectively, and an overstatement of other income for the nine months ended September 30, 2009 of $9.6 million, in each case as reported in the Original Filing. The restatement of the interim condensed consolidated financial statements contained in this Amendment No. 1, which restatement accounts for the foregoing overstatements and understatement, resulted in an increase in net income of $2.1 million and a reduction in net income of $21.8 million, net of income taxes, for the three and nine months ended September 30, 2009, respectively. The revisions applied to the affected individual line items in the interim condensed consolidated financial statements are summarized as follows:

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2009
	As previously reported	As restated
Assets
Accounts receivable, net	179,748	145,100
Total current assets	364,182	329,534
Property, plant, and equipment, net	1,976,453	1,976,243
Total assets	3,205,874	3,171,016
Liabilities and Stockholders' Equity (Deficit)
Deferred income taxes	118,411	105,325
Total long-term liabilities	443,770	430,684
Retained deficit	(682,217)	(703,989)
Total stockholders' equity (deficit)	(83,073)	(104,845)
Total liabilities and stockholders' equity (deficit)	3,205,874	3,171,016

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	As previously reported	As restated	As previously reported	As restated
Revenues	268,284	270,455	879,525	854,515
Cost of services and sales, excluding depreciation and amortization	128,550	128,674	396,404	396,940
Selling, general and administrative expense, excluding depreciation and amortization	120,391	118,928	310,789	310,789
Depreciation and amortization	68,570	68,013	205,066	204,740
Total operating expenses	317,511	315,615	912,259	912,469
Income (loss) from operations	(49,227)	(45,160)	(32,734)	(57,954)
Other	214	214	16,071	6,433
Total other expense	(68,196)	(68,196)	(128,139)	(137,777)
Income (loss) before income taxes	(117,423)	(113,356)	(160,873)	(195,731)
Income tax (expense) benefit	40,120	38,154	56,975	70,061
Net income (loss)	(77,303)	(75,202)	(103,898)	(125,670)
Earnings per share, basic	(0.87)	(0.84)	(1.16)	(1.41)
Earnings per share, diluted	(0.87)	(0.84)	(1.16)	(1.41)

Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands)

	Nine months ended September 30, 2009
	As previously reported	As restated
Net loss	(103,898)	(125,670)
Retained deficit	(682,217)	(703,989)
Total stockholders' equity (deficit)	(83,073)	(104,845)

Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	As previously reported	As restated	As previously reported	As restated
Net (loss) income	(77,303)	(75,202)	(103,898)	(125,670)
Comprehensive (loss) income	(74,036)	(71,935)	(97,345)	(119,117)

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Restatement of Financial Statements (Continued)

Consolidated Statements of Cash Flow
(in thousands)

	Nine months ended September 30, 2009
	As previously reported	As restated
Net loss	(103,898)	(125,670)
Deferred income taxes	(59,089)	(72,175)
Depreciation and amortization	205,066	204,740
Accounts receivable	(44,273)	(9,625)
Total adjustments	158,531	179,767
Net cash provided by operating activities	54,633	54,097
Net capital additions	(130,658)	(130,122)
Net cash used in investing activities	(129,412)	(128,876)

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases

Organization and Basis of Financial Reporting

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

        The New Notes permitted the Company to pay the interest payable on the New Notes for the period from July 29, 2009 through and including September 30, 2009 (the "Initial Interest Payment Period") in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at the Company's option.

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

        In addition, the Company entered into certain forbearance agreements with the counterparties to the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the "Swaps").

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

Defaults Under Outstanding Debt Instruments

        As a result of the restatement described in note 1, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

        Covenants.    Under the DIP Credit Agreement, the Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates.

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

Creditors' Committee

        As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York has appointed a statutory committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors' Committee will support the Debtors' positions on matters to be presented to the Bankruptcy Court in the future or on any Chapter 11 plan of reorganization. Disagreements between the Debtors and the Creditors' Committee could protract the court proceedings, negatively impact the Debtors' ability to operate and delay the Debtors' emergence from bankruptcy.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

        As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the condensed consolidated financial statements. Further, a Chapter 11 plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

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

Impact on NOL Carryforwards

        The Company's NOLs must be reduced by certain debt discharged pursuant to the bankruptcy plan of reorganization. Further, the Company's ability to utilize its NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, after the Company consummates a debt restructuring that results in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. Under a special rule that may be elected for an ownership change pursuant to a Chapter 11 reorganization, the amount of this annual limitation is equal to the "long-term tax-exempt rate" (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of FairPoint Communications' stock immediately after, rather than immediately before, the ownership change. By taking into account the value of FairPoint Communications' stock immediately after the Chapter 11 reorganization, the limitation is increased as a result of the cancellation of debt that occurs pursuant to the Chapter 11 reorganization. Because the Company expects to elect this treatment, an annual limitation will be imposed on the amount of the Company's pre-ownership change NOL carryforwards that can be utilized to offset its taxable income after consummation of the Chapter 11 reorganization. In order to prevent an ownership change that limits the Company's NOL carryforwards prior to the effective date of a Chapter 11 plan of reorganization, the Bankruptcy Court has put in place notification procedures and potential restrictions on the trading of FairPoint Communications' common stock.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Financial Reporting in Reorganization

        As a result of the restatement described in note 1, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

        As a result of the defaults described in this note 2, the Company has classified its obligations under the Credit Facility, the Notes and the Swaps as current liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2009.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies

(a) Use of Estimates

        The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with current period presentation. The effect of these reclassifications is not material.

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

        In connection with the Exchange Offer consummated on July 29, 2009, the Company paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the related consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of Old Notes exchanged in the Exchange Offer. Pursuant to the Debt—Modifications and Extinguishments Topic of the ASC, this consent fee was capitalized and the Company began to amortize these costs over the life of the New Notes using the effective interest method.

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders' equity balance. As of September 30, 2009, shareholders' deficit totaled $104.8 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

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

(4) Recent Accounting Pronouncements

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

(7) Income Taxes

        For the three months and nine months ended September 30, 2009, the Company recorded an income tax benefit of $38.2 million and $70.1 million, respectively, resulting in an effective tax rate of 33.7% and 35.8%, respectively, compared to an effective tax rate of 40.6% benefit and 29.7% expense for the three months and nine months ended September 30, 2008, respectively.

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

        At September 30, 2009, the Company had federal and state NOL carryforwards of $476.3 that will expire from 2019 to 2029. At September 30, 2009, the Company had alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger (see note 6) also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryforwards and other tax attributes. The Company expects that the Restructuring Plan, as currently contemplated, will result in another ownership change for tax purposes and a significant amount of the Company's tax attributes, including NOL carryforwards, will be reduced. See "Filing of Chapter 11 Cases—Impact on Net Operating Loss Carryforwards" in note 2 for a discussion of the possible effects of the Chapter 11 Cases on the Company's net operating loss carryforwards.

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

        As a result of the restatement described in note 1, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

        The Company failed to make payments of $14.0 million due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        The filing of the Chapter 11 Cases constituted a termination event under the Swaps. Subsequent to the filing of the Chapter 11 Cases, the Company received notification from the counterparties to the Swaps that the Swaps had been terminated. However, the Company believes that any efforts to enforce payment obligations under such debt instruments are stayed as a result of the filing of the Chapter 11 Cases. See note 2.

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

        As a result of the restatement described in note 1, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

        The Company failed to make the September 30, 2009 principal and interest payments required under the Credit Facility. Failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Credit Facility, which permits the lenders to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the incurrence of an event of default on the Credit Facility constituted an event of default under the Swaps at September 30, 2009. As such, the Company has classified its obligations under the Credit Facility and the Swaps as current liabilities as of September 30, 2009. Filing of the Chapter 11 Cases constituted an event of default on the New Notes. In addition, the failure to make the October 1, 2009 interest payment on the Notes within thirty days of the due date constituted an event of default under the Notes. As these events of default occurred prior to the issuance of the condensed consolidated financial statements, the Company has classified its obligations under the Notes as current liabilities as of September 30, 2009.

        On September 25, 2009, the Company entered into forbearance agreements with the lenders under the Credit Facility and the Swaps under which the lenders agreed to forbear from exercising their rights and remedies under the respective agreements with respect to any events of default through October 30, 2009. On October 26, 2009, the Company filed the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default under each of the Credit Facility, the New Notes and the Swaps. However, the Company believes that any efforts to enforce payment obligations under these

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Long Term Debt (Continued)

agreements are stayed as a result of the filing of the Chapter 11 Cases. For additional information about the impact of the Chapter 11 Cases, see note 2.

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

  DIP Financing

        For a discussion of the DIP Financing that was entered into on October 27, 2009 and became effective on October 30, 2009, see note 2.

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

(12) Earnings Per Share

        Earnings per share has been computed in accordance with the Earnings per Share Topic of the ASC. Basic earnings per share is computed by dividing net income or loss by the weighted average

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(12) Earnings Per Share (Continued)

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

(15) Fair Value Measurements

        The Fair Value Measurements and Disclosures Topic of the ASC defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. This Topic also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of the Fair Value Measurements and Disclosures Topic of the ASC for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of this Topic under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities until fiscal years beginning after November 15, 2008. As of January 1, 2009, the Company adopted FSP 157-2 which did not have a material impact on the Company's financial statements. The impact of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(15) Fair Value Measurements (Continued)

partially adopting the Fair Value Measurements and Disclosures Topic of the ASC effective January 1, 2008 was not material to the Company's financial statements.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2009 (in thousands):

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps(1)	(74,360)	—	(74,360)	—

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(16) Commitments and Contingencies (Continued)

(b) Legal Proceedings

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. With the exception of the Capter 11 Cases, management believes that the Company is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. To the extent the Company is currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 2.

(c) Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of September 30, 2009, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Applicable orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company's current estimate of its service quality penalties in these states, a $19.4 million increase in the estimated liability was recorded as a reduction to revenue for the three months ended September 30, 2009. The Company has recorded a total liability of $22.4 million on the condensed consolidated balance sheet at September 30, 2009. Additional penalties may be assessed as a result of service quality issues related to the Cutover, which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        At this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

(17) Subsequent Events

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(17) Subsequent Events (Continued)

The Chapter 11 Cases

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 2.

Default Under the Company's Outstanding Debt Instruments

        As a result of the restatement described in note 1, the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under its Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

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

DIP Financing

        In connection with the Chapter 11 Cases, on October 27, 2009 the DIP Borrowers entered into the DIP Credit Agreement which became effective on October 30, 2009. See note 2 for further discussion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated).

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto, and gives effect to the restatement of our interim condensed consolidated financial statements as discussed in note 1 to the condensed consolidated financial statements. This discussion continues to reflect financial results and events as of the date of the Original Filing and has not been updated to reflect other events occurring after the date of the Original Filing or to modify or update those disclosures affected by subsequent events. This amended report for the quarter ended September 30, 2009 is being filed concurrently with amended reports on Forms 10-Q/A for prior quarterly periods ended March 31, and June 30, 2009, containing restated interim condensed consolidated financial statements as of and for the interim periods then ended.

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

Recent Developments

  The Chapter 11 Cases

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 2 to our condensed consolidated financial statements.

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

  DIP Financing

        In connection with the Chapter 11 Cases, on October 27, 2009 we entered into the DIP Credit Agreement which became effective on October 30, 2009. See note 2 to our condensed consolidated financial statements for further discussion.

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

        The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. For further discussion, see note 2 to the condensed consolidated financial statements.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
	Restated		Restated		Restated		Restated
Revenue Source:
Local calling services	$99,718	$143,415	$337,245	$425,181	37%	44%	39%	44%
Access	94,251	94,094	282,283	274,514	35%	29%	33%	29%
Long distance services	36,751	50,161	115,847	140,518	14%	15%	14%	15%
Data and Internet services	27,456	32,873	83,869	85,445	10%	10%	10%	9%
Other services	12,279	7,712	35,271	29,701	4%	2%	4%	3%

Total	$270,455	$328,255	$854,515	$955,359	100%	100%	100%	100%

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

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
	Restated	Restated
Revenues	$270,455	100%	$328,255	100%

Operating expenses
Cost of services and sales	128,674	48	152,579	46
Selling, general and administrative	118,928	44	104,679	32
Depreciation and amortization	68,013	25	60,768	19

Total operating expenses	315,615	117	318,026	97

Income from operations	(45,160)	(17)	10,229	3
Interest expense	(56,874)	(21)	(49,665)	(15)
Gain (loss) on derivative instruments	(11,536)	(4)	(5,014)	(2)
Other income (expense)	214	—	2,165	1

Income (loss) before income taxes	(113,356)	(42)	(42,285)	(13)
Income tax (expense) benefit	38,154	14	17,176	5

Net income (loss)	$(75,202)	(28)%	$(25,109)	(8)%

        Revenues decreased $57.8 million to $270.5 million in the third quarter of 2009 compared to 2008, of which $19.4 million is due to service quality assessments incurred in the northern New England states. Excluding this reduction in revenue, revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. In addition, our revenues have also been adversely impacted by the effects of competition and technology substitution. Additionally, because of Cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $43.7 million to $99.7 million during the third quarter of 2009 compared to the same period in 2008. This decrease is partially attributable to a reduction in revenue totaling $19.4 million for the third quarter of 2009 for service quality assessments incurred in the northern New England states and coupled with an 11.2% decline in total voice access lines in service at September 30, 2009 compared to September 30, 2008. The decline in total voice access lines was mainly driven by the effects of competition and technology substitution as well as the weakness of the economy.

        Access.    Access revenues increased $0.2 million to $94.3 million during the third quarter of 2009 compared to the same period in 2008. This increase consisted of a $4.5 million increase in intrastate revenues, partially offset by a $4.3 million decrease in interstate access revenues, reflecting the impact of access line loss and technology substitution as well as weakness of the economy.

        Long distance services.    Long distance services revenues decreased $13.4 million to $36.8 million in the third quarter of 2009 compared to the same period in 2008. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009 due to technology substitution and the weakness of the economy, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $5.4 million to $27.5 million in the third quarter of 2009 compared to the same period in 2008. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by an absence of promotional advertising of our data and Internet products due to cutover issues as well as the weakness of the economy.

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

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $23.9 million to $128.7 million in the third quarter of 2009 compared to the same period in 2008. The decrease is primarily related to the elimination of costs under the Transition Services Agreement, which was terminated on January 30, 2009, and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems. Costs incurred under the Transition Services Agreement accounted for $18.9 million of cost of services and sales during the third quarter of 2008. The elimination of these Transition Services Agreement costs has been partially offset by direct costs incurred by us to operate the Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $14.2 million to $118.9 million in the third quarter of 2009 compared to the same period in 2008. The increase is primarily related to a $19.0 million increase in bad debt expense, $6.1 million in costs incurred in connection with the restructuring of our capital structure, the methodology utilized by Verizon to allocate certain expenses to selling, general and administrative expenses prior to the Cutover to our own operating systems, and direct costs incurred by us to operate the Northern New England operations which has been partially offset by the elimination of costs under the Transition Services Agreement. Costs incurred under the Transition Services Agreement accounted for $30.5 million of selling, general and administrative expense during the third quarter of 2008.

        Depreciation and amortization.    Depreciation and amortization expense increased $7.2 million to $68.0 million in the third quarter of 2009 compared to the same period in 2008. Adjustments of $4.6 million related to the second quarter of 2008 were recorded in the third quarter of 2008. Excluding the impact of these adjustments, depreciation and amortization expense would have increased $2.6 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

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

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the third quarter of 2009 and 2008 was 33.7% benefit and 40.6% benefit, respectively.

        Net income (loss).    Net loss for the three months ended September 30, 2009 was $75.2 million compared to net loss of $25.1 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2009	% of Revenues	2008	% of Revenues
	Restated	Restated
Revenues	$854,515	100%	$955,359	100%

Operating expenses
Cost of services and sales	396,940	47	422,316	44
Selling, general and administrative	310,789	36	270,085	29
Depreciation and amortization	204,740	24	184,434	19

Total operating expenses	912,469	107	876,835	92

Income from operations	(57,954)	(7)	78,524	8
Interest expense	(165,162)	(19)	(109,310)	(11)
Gain on derivative instruments	8,595	1	38,109	4
Gain on early retirement of debt	12,357	1	—	—
Other income	6,433	1	3,415	—

Income (loss) before income taxes	(195,731)	(23)	10,738	1
Income tax (expense) benefit	70,061	8	(3,190)	—

Net income (loss)	$(125,670)	(15)%	$7,548	1%

        Revenues decreased $100.8 million to $854.5 million in 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $185.6 million and $131.8 million to total revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, combined total revenue would have decreased $154.6 million. Revenues in each of our revenue categories have been impacted by weakness in the economy during recent months which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Our revenues have also been adversely impacted by the effects of competition and technology substitution. Additionally, because of Cutover issues that have prevented us from executing fully on our operating plan for 2009, our revenue has continued to decline. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $87.9 million to $337.2 million during the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $54.8 million and $42.0 million to local revenue for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, local calling services revenues would have decreased $100.7 million compared to the prior year. This decrease is partially attributable to a reduction in revenue totaling $21.0 million for the nine months ended September 30, 2009 for service quality penalties incurred in the northern New England states coupled with an 11.2% decline in total voice access lines in service at September 30, 2009 compared to September 30, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution as well as the weakness of the economy.

        Access.    Access revenues increased $7.8 million to $282.3 million during the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $70.3 million and $47.0 million to access revenues for the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, access revenues would have decreased by $15.5 million. Of this decrease, $16.1 million was attributable to a decrease in interstate revenues, reflecting the impact of access line loss and technology substitution as well as weakness of the economy, partially offset by a $0.6 million increase in intrastate revenues.

        Long distance services.    Long distance services revenues decreased $24.7 million to $115.8 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $20.6 million and $15.5 million to long distance revenues in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, long distance revenues would have decreased $29.8 million. The decrease was primarily attributable to a decrease in the number of subscriber lines in 2009 due to technology substitution and the weakness of the economy, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

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

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $25.4 million to $396.9 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $68.5 million and $49.7 million to cost of services and sales expenses in the nine months ended September 30, 2009 and 2008, respectively. Also included in cost of services and sales for the nine months ended September 30, 2009 and 2008 are $6.1 million and $37.8 million, respectively, of expenses related to the Transition Services Agreement, which was terminated on January 30, 2009. Excluding the impact of the Merger and the Transition Services Agreement, cost of services and sales would have declined $12.5 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the Merger and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems, which has more than offset direct costs incurred by us to operate our Northern New England operations.

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

        Depreciation and amortization.    Depreciation and amortization expense increased $20.3 million to $204.7 million in the nine months ended September 30, 2009 compared to the same period in 2008. Legacy FairPoint contributed $27.4 million and $27.1 million to depreciation and amortization expenses in the nine months ended September 30, 2009 and 2008, respectively. Excluding the impact of the Merger, depreciation and amortization expense would have increased $20.0 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement. Also contributing to the increase in depreciation and amortization expense is an increase of $5.6 million in amortization expense on intangible assets acquired in the Merger, as no such amortization expense was recognized during the first quarter of 2008, prior to the Merger.

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

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income increased $3.0 million to $6.4 million in the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily attributable to a one-time gain of $5.4 million recognized in the first quarter of 2009 related to the settlement under the Transition Agreement we entered into with Verizon on January 30, 2009, in connection with the Cutover, as contemplated by the Transition Services Agreement (the "Transition Agreement").

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate in the nine months ended September 30, 2009 and 2008 was 35.8% benefit and 29.7% expense, respectively.

        Net income (loss).    Net loss for the nine months ended September 30, 2009 was ($125.7) million compared to net income of $7.5 million for the same period in 2008. The difference in net income (loss) between 2009 and 2008 is a result of the factors discussed above.

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

        We are required to perform an impairment review of goodwill as required by the Intangibles—Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders' equity balance. As of September 30, 2009, shareholders' deficit totaled $104.8 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

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

Liquidity and Capital Resources

        On October 26, 2009, the Debtors filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11

Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. See Note 2 to our Condensed Consolidated Financial Statements for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008 and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report.

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

        In connection with the Chapter 11 Cases, the Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. If the Bankruptcy Court enters a final order in connection with the DIP Credit Agreement, the Borrowers will be permitted access to the total amount of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. The DIP Credit Agreement became effective by its terms on October 30, 2009. For a further description of the DIP Credit Agreement and the terms thereof, see Note 2 to our condensed consolidated financial statements. Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term.

        Cash and cash equivalents at September 30, 2009 totaled $63.5 million compared to $81.0 million at June 30, 2009, excluding restricted cash of $2.9 million and $3.4 million, respectively.

        Net cash provided by operating activities was $54.1 million and $36.2 million for the nine months ended September 30, 2009 and 2008, respectively.

        Net cash used in investing activities was $128.9 million and $175.7 million for the nine months ended September 30, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $130.1 million and $189.2 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the nine months ended September 30, 2008.

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

        As a result of the restatement described in note 1, we were not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

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

        For a further description of the background to the filing of the Chapter 11 Cases, see note 2 to our condensed consolidated financial statements.

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

        Borrowings under our Pre-petition Credit Facility bear interest at variable interest rates. We have entered into the Swaps which are detailed in note 8 of the notes to our condensed consolidated financial statements for the nine months ended September 30, 2009 included in this Quarterly Report. As a result of the Swaps, approximately 77% of our indebtedness effectively bore interest at fixed rates rather than variable rates as of September 30, 2009. After the Swaps expire, our annual debt service obligations on such portion of the Term Loans will vary from year to year unless we enter into a new interest rate swap or purchase an interest rate cap or other interest rate hedge. To the extent interest rates increase in the future, we may not be able to enter into new interest rate swaps or to purchase interest rate caps or other interest rate hedges on acceptable terms.

        The filing of the Chapter 11 Cases constitutes an event of default under our Pre-petition Credit Facility and the Swaps. See note 2 to our condensed consolidated financial statements.

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

        The filing of the Chapter 11 Cases constitutes an event of default under the New Notes. Failure to make the October 1, 2009 interest payment on the Old Notes within thirty days of the due date constitutes an event of default on the Old Notes. See note 2 to our condensed consolidated financial statements.

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

        The following table discloses aggregate information about our contractual obligations as of September 30, 2009 and the periods in which payments are due:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Long term debt, including current maturities(a)(b)	$2,515,446	$45,000	$117,450	$395,625	$1,957,371
Interest payments on long term debt obligations(c)	978,295	210,265	365,805	327,097	75,128
Capital lease obligations	10,763	3,059	4,076	3,139	489
Operating leases	46,972	10,978	16,890	11,152	7,952

Total projected contractual obligations	$3,551,476	$269,302	$504,221	$737,013	$2,040,940

(a)
Includes $550.0 million of the Notes. All obligations under the Credit Facility, the Notes and the Swaps have been classified as current liabilities in the condensed consolidated financial statements. See note 9 to the condensed consolidated financial statements for more information.

(b)
As a result of the events of default described in note 2 to the condensed consolidated financial statements, we have classified our obligations under the Credit Facility and the Notes as current liabilities as of September 30, 2009.

(c)
Excludes amortization of estimated capitalized debt issuance costs.

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2009, including the source of fair value of these instruments and their maturities.

	Fair Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(74,360)	(50,914)	(22,967)	(479)	—

(1)
Fair value of interest rate swaps at September 30, 2009 is based on information provided by the counterparties in order to compute the value of the underlying contracts using consistent methodologies. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on our debt as of September 30, 2009. See note 8 to the condensed consolidated financial statements for more information.

(2)
As a result of the events of default described in note 2 to the condensed consolidated financial statements, we have classified our obligations under the Swaps as current liabilities as of September 30, 2009.

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

        At September 30, 2009, the fair market value of the Swaps is a net liability of approximately $74.4 million, all of which has been included in current liabilities due to the event of default described in note 9 to the condensed consolidated financial statements.

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

        At the time of the Original Filing, our principal executive officer and principal financial officer concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) were effective as of September 30, 2009. Subsequent to that evaluation, as a result of the restatement described in the "Explanatory Note" and note 1 to the "Condensed Consolidated Financial Statements" contained in this Amendment No. 1, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009 because of the material weaknesses described below.

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We do note however that subsequent to the quarter ended September 30, 2009, we implemented the remediation described above to address the material weaknesses in our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. With the exception of the Chapter 11 Cases, management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. To the extent we are currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 2 to our condensed consolidated financial statements.

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

        (c)   The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, as the final risk factor under the heading "Risks Relating to Our Business."

We have identified material weaknesses in our internal controls over financial reporting which existed as of September 30, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        As discussed in "Part I—Item 4.Controls and Procedures," in connection with the restatement, we concluded that the following material weaknesses in our internal controls over financial reporting existed as of September 30, 2009:

  •
  Our information technology controls were not adequate to ensure that all revenue transactions were properly accounted for and transferred from our billing system to our general ledger; and

  •
  Our account reconciliation processes did not properly identify and resolve the resulting discrepancies between our billing system and our general ledger.

        As a result of these material weaknesses, our management concluded that our disclosure controls were not effective as of September 30, 2009. Effective in February 2010, our management has taken steps to remediate the issues that led to the restatement. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        (d)   The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2009 and June 30, 2009.

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

        We note that we have identified material weaknesses in our internal controls over financial reporting which existed as of September 30, 2009, which material weaknesses are discussed in greater detail in "Part I—Item 4.Controls and Procedures" and "—We have identified material weaknesses in our internal controls over financial reporting which existed as of September 30, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock."

        (e)   The risk factor entitled "If we are unable to consummate a successful restructuring of our notes, we will consider all other restructuring alternatives available to us, which may include a Chapter 11 proceeding. A Chapter 11 proceeding may result in a protracted process which could disrupt our business, divert the attention of our management from the operation of our business and the implementation of our business plan and may ultimately be unsuccessful" is deleted from the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2009 and June 30, 2009.

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

Item 3.    Defaults Upon Senior Securities.

        As a result of the restatement described in note 1, we were not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Credit Facility for the measurement period ended June 30, 2009, which constitutes an event of default under each of the Credit Facility and the Swaps, and may constitute an event of default under the Notes, in each case at June 30, 2009. The historical disclosure contained below does not take the restatement into account.

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
10.6
Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and lenders party thereto.(16)
10.7	Debtor-in-Possession Subsidiary Guaranty, dated as of October 30, 2009, by and among certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(16)
10.8
Debtor-in-Possession Pledge Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(16)

Exhibit No.	Description
10.9	Debtor-in-Possession Security Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, Inc.(16)
10.10	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(17)
10.11	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(18)
10.12	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.13	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(19)
10.14	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(19)
10.15	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(20)
10.16	FairPoint Amended and Restated 1998 Stock Incentive Plan.(21)
10.17	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(22)
10.18	FairPoint 2005 Stock Incentive Plan.(11)
10.19	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(23)
10.20	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(23)
10.21	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.22	Nonqualified Deferred Compensation Plan Document.(11)
10.23	Form of February 2005 Restricted Stock Agreement.(24)
10.24	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.25	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.26	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(26)
10.27	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.28	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(27)
10.29	Form of Performance Unit Award Agreement 2008-2010 Award.(23)
10.30	Form of Performance Unit Award Agreement 2009-2011 Award.(28)
10.31	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(17)

Exhibit No.	Description
10.32	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.33	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
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
10.36	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(29)
10.37	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.38	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(30)
10.39	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.40	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.41	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(18)
14.1	FairPoint Code of Business Conduct and Ethics.(31)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(32)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*†
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*†
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(33)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(34)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(14)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on August 3, 2009.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 22, 2009.

(16)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2009.

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

(34)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.