Form 10-K
period 2009-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2010-05-28
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009.
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 001-32408

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3725229 (I.R.S. Employer Identification No.)
521 East Morehead Street, Suite 500 Charlotte, North Carolina (Address of Principal Executive Offices)	28202 (Zip code)

Registrant's Telephone Number, Including Area Code:
(704) 344-8150

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	None

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2009 (based on the closing price of $0.60 per share as quoted on the New York Stock Exchange as of such date) was approximately $52,946,423.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐    No ☐*

         As of April 30, 2010, there were 89,989,144 shares of the Registrant's common stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: None

*
The registrant has filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code but has not yet distributed securities under a plan confirmed by a court.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

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

  •
  our ability to obtain the necessary approvals from state public utilities commissions ("PUCs") and the Federal Communications Commission (the "FCC") for our proposed Modified Second Amended Joint Plan of Reorganization (as further modified, supplemented or amended, the "Plan");

  •
  our ability to obtain court approval of, and to consummate, the Plan;

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

  •
  the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined herein) and the Plan;

  •
  material adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial or operational impact, in the markets we serve;

  •
  availability of net operating loss ("NOL") carryforwards to offset anticipated tax liabilities;

  •
  our ability to meet obligations to our Company-sponsored pension plans;

  •
  material technological developments and changes in the communications industry, including disruption of our suppliers' provisioning of critical products or services;

  •
  use by customers of alternative technologies;

  •
  availability and levels of regulatory support payments;

  •
  the effects of competition on the markets we serve; and

  •
  changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the "SEC"), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

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

ITEM 1.    BUSINESS

        Except as otherwise required by the context, references in this Annual Report to:

  •
  "FairPoint Communications" refers to FairPoint Communications, Inc., excluding its subsidiaries;

  •
  "FairPoint," the "Company," "we," "us" or "our" refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the Merger on March 31, 2008, with Northern New England Spinco Inc. ("Spinco"), a subsidiary of Verizon Communications Inc. ("Verizon"), which transaction is referred to herein as the "Merger";

  •
  "Northern New England operations" refers to the local exchange business acquired from Verizon and all of its subsidiaries after giving effect to the Merger.

  •
  "Legacy FairPoint" refers to FairPoint Communications, Inc., exclusive of our acquired Northern New England operations; and

  •
  "Verizon Northern New England business" refers to the local exchange business of Verizon New England Inc. ("Verizon New England") in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries' (other than Cellco Partnership) (collectively, the "Verizon Group") related long distance and Internet service provider business in those states prior to the Merger.

Chapter 11 Cases

        On October 26, 2009 (the "Petition Date"), the Company and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the "Chapter 11 Cases").

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

        In connection with the Merger, the Company and Spinco entered into a $2.03 billion credit facility, as subsequently amended (the "Pre-petition Credit Facility"), and Spinco issued and the Company subsequently assumed $551 million of 13 1/8% Senior Notes due 2018 (the "Old Notes"). In consideration of the Merger, Verizon received a $1.16 billion cash payment from Spinco and an additional $551 million in cash from the proceeds of the issuance of the Old Notes. Verizon's stockholders received approximately 54 million shares of the Company's common stock, representing approximately 60.2% of the equity ownership interests in the Company at that time. As a result of the Merger the Company's size, as measured by access lines and revenues, increased approximately fivefold.

        Following the acquisition of the Northern New England operations, the Company faced significant short- and long term challenges, including, among other things (i) integrating the Northern New England operations into the Company's existing operations, (ii) keeping pace with competition from bundled offerings by cable companies, as well as the use of alternative technologies, which are eroding the Company's traditional base of wireline voice customers, (iii) monitoring, repairing and upgrading the existing telecommunications network of the Northern New England operations, while simultaneously building a new state-of-the-art next generation Internet protocol ("IP")-based network, and (iv) overcoming the difficulty of transitioning certain back-office functions from Verizon's integrated systems to newly created systems of the Company, which occurred in January 2009 (the "Cutover").

        These challenges were made even more difficult by deteriorating market conditions. Although local exchange carriers ("LECs") were the only source of voice communications for many years, more recently LECs, including the Company, have experienced a decline in the number of access lines in service, primarily due to increased competition from wireless carriers, cable television operators who offer voice services, and Internet service providers who offer voice over IP ("VoIP") services. Moreover, these competitive challenges were exacerbated by the turmoil in the financial markets, which significantly limited available capital and resulted in a significant decline in the domestic economy. The Company believes that the economic decline has reduced consumer spending and contributed to an increase in the rate of decline in access lines and an increase in overdue accounts receivable balances from customers. Additionally, in connection with the Cutover, the Company incurred higher than anticipated incremental costs and was required to devote significant resources, including management time and attention, to resolving Cutover-related problems. Finally, the regulatory regimes under which the Company operates limit its flexibility in addressing these problems. As a result of the combined impact of each of these factors, the Company was unable to attain the performance levels it expected at the time of the acquisition of the Northern New England operations.

        The inability to achieve the expected financial performance levels with respect to the Northern New England operations made it impossible for the Company to service its approximately $2.7 billion in debt obligations. Interest costs on the Company's significant debt absorbed a large portion of its operating cash flow, thereby imposing limitations on the Company's ability to construct its next generation, IP-based network which the Company believes will enable it to offer a new suite of IP-based services and implement its strategic business plan. The Company believes these are necessary steps to reverse the current downward trend of the Company's revenue and operating cash flows.

  Initial Out-of-Court Restructuring Initiatives

        As a result of the various factors affecting the Company's financial performance and operations, the Company determined that it may not be in compliance with certain financial covenants in the Pre-petition Credit Facility for the period ended June 30, 2009. Accordingly, as a first step in a restructuring of its capital structure, the Company initiated an offer to exchange (the "Exchange Offer") the Old Notes for new 13 1/8% Senior Notes due 2018 (the "New Notes" and, together with the Old Notes, the "Notes"). The Exchange Offer was consummated on July 29, 2009. Pursuant to the Exchange Offer, $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then-outstanding Old Notes) were exchanged for the New Notes in the aggregate principal amount of $439.6 million. In addition, pursuant to the terms of the Exchange Offer, an additional $18.9 million in aggregate principal amount of the New Notes were issued to noteholders who tendered their Old Notes in the Exchange Offer as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the July 29, 2009 settlement date of the Exchange Offer (the "Settlement Date"). The New Notes permitted the Company to pay the interest payable on the New Notes for the period from July 29, 2009 through and including September 30, 2009 (the "Initial Interest Payment Period") in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at the Company's option.

        Although the Company was able to successfully consummate the Exchange Offer and, as a result, the Company believed at the time that it was able to maintain compliance with the financial covenants contained in the Pre-petition Credit Facility for the measurement period ended June 30, 2009, the Exchange Offer did not provide a sufficient reduction in the Company's cash interest expense to prevent a breach of the interest coverage ratio maintenance covenant in the Pre-petition Credit Facility for the measurement period ended September 30, 2009. In addition, the Company anticipated that it would be in breach of the leverage ratio maintenance covenant in the Pre-petition Credit Facility for the measurement period ended September 30, 2009. Such breaches would have permitted the lenders under the Pre-petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. If the lenders under the Pre-petition Credit Facility had exercised such remedies, the Company did not believe that it could refinance the Pre-petition Credit Facility on reasonable terms, or at all, in the then prevailing lending environment.

        In order to address these issues, the Company developed an out-of-court restructuring plan (the "Out-of-Court Restructuring Plan") with the assistance of its financial advisor. The Out-of-Court Restructuring Plan related to all of the Company's outstanding Notes and was generally designed to (i) reduce the Company's indebtedness and interest expense, (ii) improve the Company's liquidity and financial and operational flexibility in order to allow it to compete more effectively and maximize enterprise value and (iii) help the Company maintain compliance with the maintenance covenants in the Pre-petition Credit Facility. In particular, the Out-of-Court Restructuring Plan contemplated, among other things, that the holders of Notes would tender their Notes in exchange for shares of convertible preferred stock in the Company. The Out-of-Court Restructuring Plan was conditioned on acceptance by 95% of the outstanding Notes, which was the threshold necessary to sufficiently reduce leverage for purposes of the maintenance covenants in the Pre-petition Credit Facility as well as for liquidity purposes.

        This effort, however, was unsuccessful for two primary reasons: (1) following lengthy negotiations with substantial holders of the Notes, it became apparent that the minimum tender threshold could not be met and (2) that the holders of the Notes were unwilling to lend an additional $25 million in funds that the Company believed at the time would have been necessary to effectively implement the Out-of-Court Restructuring Plan.

        Following unsuccessful negotiations with the holders of the Notes, the Company entered into discussions with certain of the lenders under the Pre-petition Credit Facility. On September 25, 2009, the Company entered into a forbearance agreement (the "Forbearance Agreement") with lenders holding approximately 68% of the loans and commitments outstanding under the Pre-petition Credit Facility (the "Forbearing Lenders"). The Forbearance Agreement permitted the Company to forgo certain principal and interest payments due on September 30, 2009 under the Pre-petition Credit Facility. Further, the Forbearing Lenders agreed to forbear from accelerating the maturity of the loans outstanding under the Pre-petition Credit Facility and from exercising any other remedies thereunder until October 30, 2009 if the Company failed to meet certain interest coverage ratio and leverage ratio covenants contained in the Pre-petition Credit Facility for the period ended September 30, 2009.

        In addition, the Company entered into certain forbearance agreements with the counterparties to the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the "Swaps").

        Following the execution of the forbearance agreements described above, the Company engaged in extensive negotiations with a steering committee of its pre-petition secured lenders (the "Steering Committee") regarding a recapitalization of the Company's significant indebtedness. Subsequently, the Company and the Steering Committee reached agreement on the Plan Support Agreement described herein.

        As a result of the restatement of the Company's condensed consolidated financial statements for the period ended June 30, 2009, as set forth in a Quarterly Report on Form 10-Q/A dated April 30, 2010, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

  Plan Support Agreement

        In anticipation of the Chapter 11 Cases, the Company entered into a Plan Support Agreement (the "Plan Support Agreement"), dated as of October 25, 2009, with secured lenders (the "Consenting Lenders") holding more than 50% of the outstanding debt under the Pre-petition Credit Facility. Pursuant to the Plan Support Agreement, the Consenting Lenders agreed, subject to the terms and conditions contained in the Plan Support Agreement, to support the Company's proposed financial restructuring described in the FairPoint Communications, Inc. and Affiliates Chapter 11 Plan Term Sheet (the "Plan Term Sheet"), which was attached as an exhibit to the Plan Support Agreement. The Plan Term Sheet, among other things, provided the framework for a comprehensive balance sheet restructuring of the Company that would result in the conversion of more than $1.7 billion of debt into equity, consisting of $1.2 billion of debt under the Pre-petition Credit Facility and all of the outstanding Notes.

        Pursuant to the Plan Support Agreement, the Company committed to the achievement of certain milestones, including obtaining an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the proposed financial restructuring described in the Plan Term Sheet on or before 5:00 P.M. Eastern Time on July 8, 2010. Our failure to achieve these milestones by the dates required under the Plan Support Agreement would (unless duly waived or extended) constitute a termination event under the Plan Support Agreement, pursuant to which the Consenting Lenders agreed to support such a plan, that could allow the Consenting Lenders to terminate their obligations to support the Plan.

  The Plan

        The Plan contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company.

        Following the Petition Date, an ad hoc committee of the holders of the Notes raised certain concerns regarding the proposed treatment of holders of unsecured claims against FairPoint Communications ("FairPoint Communications Unsecured Claims") under the Plan Term Sheet. In an effort to resolve these concerns, and after extensive negotiations, certain changes were made to the terms of the proposed financial restructuring contained in the Plan Term Sheet, as evidenced in the Plan.

        In addition, the Plan is the result of extensive negotiations among the Company, the Steering Committee, certain unions and certain representatives of regulatory authorities in Maine, New Hampshire and Vermont. The Plan incorporates and implements various settlements reached with these parties, but is subject to the approval of the applicable state commissions or boards with respect to certain actions resulting from the Plan.

        On February 8, 2010, the Company filed an initial version of the Plan, together with an accompanying Disclosure Statement, with the Bankruptcy Court. On February 11, 2010, the Company filed an amended version of the Plan together with an accompanying amended Disclosure Statement. On March 10, 2010, the Company filed the Plan and the accompanying amended Disclosure Statement. On March 11, 2010, the Bankruptcy Court approved the adequacy of the Disclosure Statement, the solicitation and notice procedures with respect to confirmation of the Plan and the form of various ballots and notices in connection therewith. On April 23, 2010, the Company filed a supplement to the Plan (as modified, supplemented or amended, the "Plan Supplement"). The voting deadline with respect to the Plan occurred on April 28, 2010. The vote tabulation has concluded and the Company has obtained the approval of the classes of creditors entitled to vote to accept or reject the Plan. On May 7, 2010, the Company filed a supplement to the Plan Supplement and on May 11, 2010, the Company filed a modified version of the Plan.

        The Plan will become effective only if it is confirmed by the Bankruptcy Court and upon the fulfillment of certain other conditions contained in the Plan. These conditions precedent include, but are not limited to, the following:

  •
  the Bankruptcy Court shall have entered the confirmation order and such confirmation order shall have become a final order;

  •
  the treatment of certain intercompany claims and the assumption of certain operating post-reorganization contracts shall be reasonably acceptable to the Steering Committee;

  •
  the conditions precedent to the Exit Facility (as defined herein) shall have been satisfied and/or waived;

  •
  the Company shall have obtained certain regulatory approvals, including approvals from the FCC and the PUCs in Maine, New Hampshire, Vermont and Illinois; and

  •
  certain agreements with labor unions agreed to with respect to the Plan shall have been ratified by the applicable union membership, which ratification has already occurred.

The conditions precedent to the Plan may be waived by the Company, except with respect to certain conditions, which waiver requires the consent of the Steering Committee. The Company cannot make any assurances as to when, or ultimately if, the Plan will become effective.

        The confirmation hearing to determine whether to confirm the Plan in the Bankruptcy Court commenced on May 11, 2010. The Bankruptcy Court continued the hearing to July 2010, pending approvals of the PUCs in Maine, New Hampshire and Vermont and the resolution of any dispute with respect to the litigation trust contemplated by the Plan.

        The summary of the provisions of the Plan and our related capital structure contained herein highlights certain substantive provisions of the Plan and our resulting capital structure and is not a complete description of the Plan or its provisions or our proposed post-petition capital structure. The summary is qualified in its entirety by reference to the full text of the Plan, which is available at www.fprestructuring.com under the "Court Filings" link. The Plan and the information on, or accessible through this website, are not part of or incorporated by reference herein.

General

        Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, will be cancelled and extinguished on the actual date of emergence from Chapter 11 protection (the "Effective Date").

        Under the Plan, claims of (i) the lenders under the Pre-petition Credit Facility, (ii) the Administrative Agent (as defined herein) under the Pre-petition Credit Facility and (iii) any other claims against the Company arising under the Pre-petition Credit Facility (collectively, "Pre-petition Credit Agreement Claims") will receive the following in full and complete satisfaction of such Pre-petition Credit Agreement Claims: (i) a pro rata share of the Exit Term Loan (as defined below), (ii) a pro rata share of certain cash payments, (iii) a pro rata share of 47,241,436 shares of the reorganized Company's new common stock, par value $0.01 per share (the "New Common Stock") and (iv) a pro rata share of a 55% interest in a litigation trust.

        In addition, claims of holders of FairPoint Communications Unsecured Claims will receive the following in full and complete satisfaction of such FairPoint Communications Unsecured Claims: (i) a pro rata share of 4,203,352 shares of New Common Stock, (ii) a pro rata share of a 45% interest in a litigation trust and (iii) a pro rata share of warrants to purchase up to 7,164,804 shares of New Common Stock (the "New Warrants"), the terms of which are more fully described in the form of Warrant Agreement which is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link.

        Finally, claims of holders of unsecured claims against FairPoint Communications' subsidiaries, unless otherwise agreed, will receive payment in full in cash in the amount of their allowed claim.

        The classification and treatment of all claims and equity interests in the Company are described in Sections IV and V of the Plan.

Exit Financing

        The Plan provides for the Company to incur indebtedness upon the Effective Date consisting of a $1,075,000,000 senior secured credit facility (the "Exit Facility") to be provided to the Company and FairPoint Logistics, Inc. ("Logistics" and, together with the Company, the "Exit Borrowers") by Bank of America, N.A., Banc of America Securities LLC and a syndicate of lenders (collectively, the "Exit Facility Lenders").

        The Exit Facility is expected to be comprised of a $75,000,000 revolving loan facility (the "Exit Revolving Loan") and a $1,000,000,000 term loan facility (the "Exit Term Loan" and together with the Exit Revolving Loan, collectively, the "Exit Facility Loans"). Interest on the Exit Facility will accrue at an annual rate equal to the British Bankers Association LIBOR Rate ("LIBOR") plus 4.50%, with a 2.00% LIBOR floor for the Exit Term Loans, and a 0.75% commitment fee on the average daily unused portion of the Exit Revolving Loan. The outstanding principal amount of the Exit Facility will be due and payable five years after the Effective Date (the "Exit Maturity Date"). The loan agreement governing the Exit Facility (the "Exit Facility Loan Agreement") will require quarterly repayments of principal of the Exit Term Loan in an amount equal to $2,500,000 during the first two fiscal years following the Effective Date, $12,500,000 during the third fiscal year following the Effective Date, $37,500,000 during the fourth fiscal year following the Effective Date and $50,000,000 during the first three fiscal quarters of the fifth fiscal year following the Effective Date, with all remaining outstanding principal of the Exit Term Loan being due and payable on the Exit Maturity Date.

        The Exit Facility will be guaranteed by subsidiaries of the Company to be set forth on a schedule to the Exit Facility Loan Agreement, in addition to each future direct and indirect domestic subsidiary of the Company other than (x) any subsidiary of the Company that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation or (y) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Facility and/or providing any security therefor without the consent of a PUC (together with the Exit Borrowers, collectively, the "Exit Financing Loan Parties"). The Exit Facility will be secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties.

        The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants. In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Facility Loan Agreement will also contain minimum interest coverage and maximum total leverage financial maintenance covenants. The Exit Facility Loan Agreement will contain certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The Exit Facility Lenders' commitments to fund amounts under the Exit Facility on or following the Effective Date will be subject to certain customary conditions as well as confirmation of the Plan.

        A copy of the form of the Exit Facility Loan Agreement is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link.

Certificate of Incorporation and By-Laws

        In connection with the Plan, the Company is expected to adopt a Ninth Amended and Restated Certificate of Incorporation of FairPoint Communications, Inc. (the "Amended Charter"), which is expected to become effective on the Effective Date. The Amended Charter will authorize the Company to issue up to 5,000,000 shares of preferred stock and up to 75,000,000 shares of New Common Stock. In addition, in connection with the Plan, the Company is expected to adopt Second Amended and Restated By-Laws (the "Amended By-Laws").

        A copy of the form of Amended Charter and Amended By-Laws are attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link.

Board of Directors

        As of the Effective Date, the reorganized Company is expected to have a newly appointed seven person board of directors (the "New Board"). Selected biographical information for each of the seven proposed new board members is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link. In accordance with the Amended By-Laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the board of directors of the Company are expected to have one-year terms so that their terms will expire at each annual meeting of stockholders.

New Long Term Incentive Plan and Success Bonus Plan

        As contemplated by the Plan, on the Effective Date, the Company will be deemed to have adopted the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "New Long Term Incentive Plan") and the FairPoint Communications, Inc. 2010 Success Bonus Plan (the "Success Bonus Plan") without any further action by the Company. Each of the New Long Term Incentive Plan and the Success Bonus Plan was attached to the Plan Supplement, and may be accessed at www.fprestructuring.com under the "Court Filings" link.

        On the Effective Date, in accordance with the Plan, (i) certain employees are expected to receive (a) certain cash bonuses (the "Success Bonuses") pursuant to the terms of the Success Bonus Plan and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the New Long Term Incentive Plan, and (ii) members of the New Board are expected to receive options to purchase New Common Stock pursuant to the terms of the New Long Term Incentive Plan. The Success Bonuses are expected to be earned based upon certain performance measures, subject to upward or downward adjustments to reflect the timing of the Effective Date. 6,269,206 shares of New Common Stock are expected to be reserved for awards under the New Long Term Incentive Plan that are expected to consist of stock options and restricted stock awards, which will be granted to certain employees of the Company and members of the New Board. On the Effective Date, (i)(a) 1,018,746 shares of restricted New Common Stock are expected to be granted to certain employees of the Company under the New Long Term Incentive Plan and (b) at the sole discretion of the New Board, an additional 78,365 shares of restricted New Common Stock may be granted to certain employees of the Company and (ii)(a) 1,724,032 options to purchase shares of New Common Stock are expected to be granted to certain employees of the Company, (b) 264,030 options to purchase shares of New Common Stock are expected to be granted to members of the New Board and (c) at the sole discretion of the New Board, an additional 313,460 options to purchase shares of New Common Stock may be granted to certain employees of the Company, in each case pursuant to the New Long Term Incentive Plan. These awards are expected to vest 25% on the Effective Date, and the remainder of these awards are expected to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting on a change in control or a termination of an award holder's employment without cause. In addition, 2,870,573 shares of New Common Stock are expected to be available for future distribution under the New Long Term Incentive Plan. However, if the aggregate enterprise value of the Company does not equal or exceed $2.3 billion on or prior to the expiration date of the New Warrants, the aggregate amount of options to purchase New Common Stock that are available for future distribution under the New Long Term Incentive Plan will be automatically reduced by 620,651 shares.

  Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the Company and FairPoint Logistics, Inc. (collectively, the "DIP Borrowers") entered into a Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), with certain financial institutions (the "DIP Lenders") and Bank of America, N.A., as the administrative agent for the DIP Lenders (in such capacity, the "Administrative Agent"). The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries (the "DIP Financing"). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the "Interim Order"), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20 million, pending a final hearing before the Bankruptcy Court. Pursuant to a final order of the Bankruptcy Court, dated March 11, 2010, (the "Final DIP Order"), the DIP Borrowers were permitted access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $1.6 million had been issued under the DIP Credit Agreement.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) July 26, 2010, which date can be extended up to three months at the request of the DIP Borrowers upon the prior written consent of non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing (the "Required DIP Lenders") with no fee payable by the DIP Borrowers in connection with any such extension, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

        Other material provisions of the DIP Credit Agreement include the following:

        Interest Rate and Fees.    Interest rates for borrowings under the DIP Credit Agreement are, at the DIP Borrowers' option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.

        Interest accrues from and including the date of any borrowing up to but excluding the date of any repayment thereof and is payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $400,000 was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of December 31, 2009, the DIP Borrowers are in compliance with all covenants under the DIP Credit Agreement.

        Events of Default.    The DIP Credit Agreement contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain defaults under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final DIP Order and other matters related to the Chapter 11 Cases.

  DIP Pledge Agreement

        The DIP Borrowers and certain of FairPoint Communications' subsidiaries (collectively, the "DIP Pledgors") entered into the DIP Pledge Agreement with Bank of America N.A., as collateral agent (in such capacity, the "DIP Collateral Agent"), dated as of October 30, 2009 (the "DIP Pledge Agreement"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Pledge Agreement, the DIP Pledgors provided to the DIP Collateral Agent for the secured parties identified therein, a security interest in 100% of the equity interests and promissory notes owned by the DIP Pledgors and all proceeds arising therefrom, including cash dividends and distributions, subject to certain exceptions and qualifications (the "Pledge Agreement Collateral").

  DIP Subsidiary Guaranty

        Certain of FairPoint Communications' subsidiaries (collectively, the "DIP Guarantors") entered into the DIP Subsidiary Guaranty with the Administrative Agent, dated as of October 30, 2009 (the "DIP Subsidiary Guaranty"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the DIP Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the DIP Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the DIP Guarantors further agreed to subordinate any indebtedness of the DIP Borrowers held by such DIP Guarantor to the indebtedness of the DIP Borrowers held by the secured parties under the DIP Financing.

  DIP Security Agreement

        The DIP Borrowers and the DIP Guarantors (collectively, the "DIP Grantors") entered into the DIP Security Agreement with the DIP Collateral Agent, dated as of October 30, 2009 (the "DIP Security Agreement"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the DIP Grantors provided to the DIP Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any causes of action arising under Chapter 5 of the Bankruptcy Code and FCC licenses and authorizations by state regulatory authorities to the extent that any DIP Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

  Reporting Requirements

        As a result of the filing of the Chapter 11 Cases, the Company is now required to file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by federal bankruptcy law. Such materials have been and will be prepared according to requirements of the Bankruptcy Code. While these materials accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in the Company's consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Company believes that the substance and format of these materials do not allow meaningful comparison with its regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to the Company's securities, or for comparison with other financial information filed with the SEC.

  Notifications

        Shortly after the Petition Date, the Company began notifying current or potential creditors of the Chapter 11 Cases. Subject to certain exceptions under the Bankruptcy Code, the Chapter 11 Cases automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against the property of the Company, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Petition Date are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

  Creditors' Committee

        As required by the Bankruptcy Code, the United States Trustee for the Southern District of New York has appointed a statutory committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company.

  Executory Contracts—Section 365

        Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Annual Report, including where applicable, the Company's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Company has under Section 365 of the Bankruptcy Code. Claims may arise as a result of rejecting any executory contract.

  Reorganization Costs

        The Company has incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations. For the year ended December 31, 2009, the Company has incurred $53.0 million of reorganization costs.

  Impact on Net Operating Loss Carryforwards

        The Company's NOLs must be reduced by certain debt discharged pursuant to the bankruptcy plan of reorganization. Further, the Company's ability to utilize its NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, after the Company consummates a debt restructuring that results in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. Under a special rule that may be elected for an ownership change pursuant to a Chapter 11 reorganization, the amount of this annual limitation is equal to the "long term tax-exempt rate" (published monthly by the IRS) for the month in which the ownership change occurs, multiplied by the value of FairPoint Communications' stock immediately after, rather than immediately before, the ownership change. By taking into account the value of FairPoint Communications' stock immediately after the Chapter 11 reorganization, the limitation is increased as a result of the cancellation of debt that occurs pursuant to the Chapter 11 reorganization. Because the Company expects to elect this treatment, an annual limitation will be imposed on the amount of the Company's pre-ownership change NOL carryforwards that can be utilized to offset its taxable income after consummation of the Chapter 11 reorganization. In order to prevent an ownership change that limits the Company's NOL carryforwards prior to the Effective Date, the Bankruptcy Court has put in place notification procedures and potential restrictions on the trading of FairPoint Communications' common stock.

        Any portion of the annual limitation that is not used in a particular year may be carried forward and used in subsequent years. The annual limitation is increased by certain built-in gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of built-in gain that existed at the time of the ownership change). The Company expects any NOL limitation for the five years following an ownership change will be increased by built-in gains. The Company also projects that all available NOL carryforwards after giving effect to the reduction for debt discharged will be utilized to offset future income within the NOL carryforward periods. Therefore, the Company does not expect to have NOL carryforwards after such time.

  Financial Reporting in Reorganization

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement and, after the Effective Date, the Exit Facility and the Bankruptcy Court's approval of the Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession under the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

        The Reorganizations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately in the statement of cash flows. The Company has applied the Reorganizations Topic of the ASC effective as of the Petition Date, and has segregated those items as outlined above for all reporting periods subsequent to such date.

  Defaults Under Outstanding Debt Instruments

        The filing of the Chapter 11 Cases constituted an event of default under each of the following debt instruments:

  •
  the indenture governing the New Notes (the "New Indenture");

  •
  the Pre-petition Credit Facility; and

  •
  the Swaps.

        Under the terms of the New Indenture, as a result of the filing of the Chapter 11 Cases, all of the outstanding New Notes became due and payable without further action or notice. Under the terms of the Pre-petition Credit Facility, upon the filing of the Chapter 11 Cases, all commitments under the Pre-petition Credit Facility were terminated and all loans (with accrued interest thereon) and all other amounts outstanding under the Pre-petition Credit Facility (including, without limitation, all amounts under any letters of credit) became immediately due and payable. In addition, as a result of the filing of the Chapter 11 Cases, an early termination event occurred under the Swaps. The Company believes that any efforts to enforce payment obligations under such debt instruments are stayed as a result of the filing of the Chapter 11 Cases.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Pre-petition Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-petition Credit Facility. An event of default under the Pre-petition Credit Facility permits the lenders under the Pre-petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the Pre-petition Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

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

        In addition, as a result of the restatement of the Company's condensed consolidated financial statements for the period ended June 30, 2009, as set forth in a Quarterly Report on Form 10-Q/A dated April 30, 2010, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

  NYSE Delisting

        As a result of the filing of the Chapter 11 Cases, on October 26, 2009, the New York Stock Exchange (the "NYSE") notified us that it had determined that the listing of our common stock should be suspended immediately.

        The last day that our common stock traded on the NYSE was October 23, 2009. On November 16, 2009, the NYSE completed its application to the SEC to delist our common stock.

        Our common stock is currently trading under the symbol "FRCMQ" on the Pink Sheets.

  Risks and Uncertainties

        The ability of the Company, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, the ability of the Company to confirm the Plan. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements contained in this Annual

Report do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. See "Chapter 11 Cases—Financial Reporting in Reorganization" for additional information. In particular, such financial statements do not purport to show (i) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the consolidated financial statements.

        As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

        Negative events associated with the Chapter 11 Cases could adversely affect revenues and the Company's relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Company's operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company's ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Company's business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Company's ability to continue as a going concern.

Cutover-Related Issues

        From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back-office functions in the Maine, New Hampshire and Vermont operations we acquired from Verizon. These services were provided by Verizon under the Transition Services Agreement, dated as of January 15, 2007, which we entered into with certain subsidiaries of Verizon in connection with the Merger, as amended on March 31, 2008 (the "Transition Services Agreement"), through January 30, 2009. On January 30, 2009, we began the Cutover, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel. During the period from January 23, 2009 until January 30, 2009, all retail orders were taken manually and following the Cutover were entered into the new systems. From February 2, 2009 through February 9, 2009, we manually processed only emergency orders, although we continued to provide repair and maintenance services to all customers.

        Following the Cutover, many of these systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues as well as issues with communication between the systems. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers.

While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations.

        We have since worked diligently to remedy these issues. The order backlog has been reduced significantly and order handle times continue to be reduced. Provisioning of new orders has steadily improved and call volumes into the customer service centers have returned to pre-Cutover levels. In addition, systems functionality supporting our collection efforts continues to improve, but certain functionality is not fully operational. As a result of these functionality issues and past billing issues, our efforts to collect past due amounts continue to be hampered. During the third quarter of 2009, we revised the methodology of calculating the allowance for doubtful accounts based on recent collections experience. The issues discussed above and the change in methodology resulted in a significant increase in our allowance for doubtful accounts during the third quarter of 2009. Overall, delays in implementing the collections software functionality, together with other Cutover issues, have caused an increase in accounts receivable, which has adversely impacted our liquidity.

        Because of these Cutover issues, during the year ended December 31, 2009, we incurred $28.8 million of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

        In addition to the significant incremental expenses we incurred as a result of these Cutover issues, we were unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe had an adverse effect on our business, financial condition, results of operations and liquidity.

Restatement

        On April 30, 2010, the Company filed amendments to its Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the "Amendments") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim and certain billing and other adjustments. For the nine months ended September 30, 2009, the accounting error and the billing and other adjustments resulted in a $25.0 million overstatement of revenues, a $0.2 million understatement of operating expenses and a $9.6 million overstatement of other income in the financial data originally reported in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the SEC on November 20, 2009. The restatement of the interim condensed consolidated financial statements contained in the Amendments (the "Restatement"), which Restatement accounts for the foregoing overstatements and understatement, resulted in a reduction in net income of $21.8 million, net of income taxes, for the nine months ended September 30, 2009. For more information, see the Amendments as filed with the SEC.

        As a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

Our Business

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, television and broadband product offerings. We operate in 18 states with 1.6 million access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines ("DSL"), wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2009.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability during 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the Cutover.

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

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont will convert to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our existing Legacy FairPoint ILECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

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

  Local Calling Services

        Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined "exchange" area. Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a rural LEC's territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

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

        Universal Service Fund High Cost Loop.    The Universal Service Fund supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high cost areas are consistent with rates charged in lower cost areas. The Universal Service Fund, which is funded by monthly fees charged to interexchange carriers and LECs, makes payments to us on a monthly basis based upon our cost support for LECs whose cost of providing the local loop connections to customers is significantly greater than the national average. For our rural service areas, these payments fluctuate based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. For our non-rural service areas, these payments are based on cost models which estimate the cost to provide services and generate universal service support payments for high cost areas. Universal Service Fund high cost loop revenue accounted for approximately 3% of our total revenue in the year ended December 31, 2009.

  Long Distance Services

        We offer switched and dedicated long distance services throughout our service areas through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary FairPoint Carrier Services, Inc., we offer wholesale long distance services to communications providers that are not affiliated with us.

  Data and Internet Services

        We offer broadband Internet access via DSL technology, fiber-to-the-home "FAST" technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the world wide web. In addition, we offer enhanced Internet services, which include obtaining IP addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

  Other Services

        We seek to capitalize on our LECs' local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.

        Cable TV and Video.    In certain of our markets, we offer video services to our customers by reselling DirectTV content and providing cable and IP television video-over-DSL.

        Enhanced Services.    Our advanced digital switch and voicemail platforms allow us to offer enhanced services such as call waiting, call forwarding and transferring, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial.

        Billing and Collection.    Many interexchange carriers provide long distance services to our LEC customers and may elect to use our billing and collection services. Our LECs charge interexchange carriers a billing and collection fee for each call record generated by the interexchange carrier's customer.

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

  Our Markets

        Most of our 33 local exchange companies operate as the incumbent LEC ("ILEC") in each of their respective markets. Approximately 63% of our voice access lines served residential customers as of December 31, 2009. Our business customers accounted for approximately 29% of our voice access lines as of December 31, 2009 and wholesale customers accounted for approximately 8% of our voice access lines as of December 31, 2009. Our business customers are predominantly in the agriculture, light manufacturing and service industries.

        Our operations are primarily focused on small urban markets and are geographically concentrated in the northeastern United States.

        The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2009:

State	Access Line Equivalents
Maine	558,723
New Hampshire	472,398
Vermont	306,020
Florida	51,837
New York	48,490
Washington	44,095
Missouri	14,382
Ohio	13,124
Virginia	8,636
Kansas	6,959
Illinois	6,465
Idaho	6,233
Pennsylvania	6,177
Oklahoma	4,223
Colorado	3,770
Other States(1)	3,201

Total:	1,554,733

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

        Each of our local exchange companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong identity and reputation that each LEC enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our identity in order to attain higher recognition with potential customers.

        In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote economic development in the communities we serve.

        Many of the companies acquired by us traditionally have not devoted a substantial amount of their operating budget to sales and marketing activities. After acquiring such LECs, we typically change this practice to provide additional support for existing products and services as well as to support the introduction of new services. As of December 31, 2009, we had 915 employees engaged in sales, marketing and customer service.

Information Technology and Support Systems

        Our approach to back-office and operational support systems focuses on implementing applications that allow consistent communication and coordination throughout our entire organization. Our objective is to improve profitability by reducing individual company costs through the sharing of best practices, centralization or standardization of functions and processes, and deployment of technologies and systems that provide for greater efficiencies and profitability. We transitioned to approximately 60 new systems for our Northern New England operations on February 9, 2009.

        As of December 31, 2008, all of our Legacy FairPoint companies had converted to a single outsourced billing platform. We are currently outsourcing certain systems integration and support services. Our recently acquired Northern New England operations were converted to larger scale back-office and operations support systems as of January 30, 2009. Prior to January 30, 2009, billing for our Northern New England operations was performed by Verizon under the Transition Services Agreement.

Network Architecture and Technology

        Our LEC networks consists of eight signal transfer points, 85 host central offices and 414 remote central offices, all with advanced digital switches. 99.5% of our central offices are served by fiber optic facilities which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.

        Our fiber optic transport system is primarily a Synchronous Optical Network ("SONET") capable of satisfying customer demand for high bandwidth transport services. This system supports advanced services including Asynchronous Transfer Mode ("ATM"), Frame Relay and IP transport, facilitating delivery of advanced services as demand warrants.

        In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2009, nearly all of our central offices are capable of providing broadband services through cable modem, wireless broadband and DSL technology.

        Rapid and significant changes in technology are expected in the communications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we are in the process of building an advanced Next Generation Network for our Northern New England operations. The Next Generation Network is an IP / Multiple Protocol Label Switched

(IP/MPLS) network that is fully fiber optic based. We believe that this network architecture will enable us to efficiently respond to these technological changes.

Competition

        We face intense competition from a variety of sources for our local calling, long distance and Internet services in a majority of the areas we now serve, and expect that such competition will continue to intensify in the future. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In particular, the 1996 Act and other actions taken by the FCC and state regulatory authorities have promoted competition in the provision of communications services. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do. Although many of the competitive challenges now confronting larger regulated telephone companies are limited in the rural areas we serve, these challenges are more prevalent in the small urban areas we serve.

  Wireless Competitors

        In most of our service areas, we face competition from wireless carriers for both local calling and long distance services. As technology and economies of scale improve, competition from wireless carriers is expected to continue to increase. In addition, the FCC's requirement that telephone companies offer wireline-to-wireless number portability has increased the competition we face from wireless carriers. Our Northern New England operations service areas represent both rural and small urban markets and tend to have better wireless coverage compared to Legacy FairPoint's predominantly rural service areas. Wireless competition is more robust in these service areas. However, if and to the extent wireless service improves in the areas we serve, and specifically in the Legacy FairPoint service areas, we expect to face further competition from wireless providers.

  Wireline and Cable Competitors

        We also face competition from wireline and cable competitors, such as competitive LECs and cable television providers. Competitive LECs either maintain their own facilities or lease services at wholesale rates.

        Competitive LECs not only provide competition for our local calling and long distance services, but most also provide Internet services at competitive speeds and prices. In addition, competitive LECs are capable of offering video services in competition with us and we expect that they will increasingly do so in the future.

        Cable television companies have aggressively entered the communications market by upgrading their networks with fiber optics and installing facilities to provide voice, video and Internet services. Cable high-speed Internet services are generally competitive with our Internet services in both pricing and the speed of such services. We estimate that as of December 31, 2009, a majority of the customers that we serve had access to local calling, long distance and Internet services through a cable television company.

        The FCC's requirement that telephone companies offer wireline-to-wireline number portability has increased the competition we face from both competitive LECs and cable television providers. In addition, competitive LECs and cable television companies have the ability to bundle voice, high-speed Internet and video services to their customers, which has and will likely continue to intensify the competition we face from these providers.

        Electric utilities could also become a competitive threat to our local calling, long distance and high-speed Internet services, since they have existing assets and access to low cost capital that could allow them to enter a service area rapidly and accelerate network development.

  Other Competitors

        VoIP.    VoIP service is increasingly being embraced by all industry participants. VoIP service involves the routing of voice calls over the public Internet or private IP networks, through packets of data instead of transmitting the calls over the existing public switched telephone network. This routing mechanism may give VoIP service providers a cost advantage, and enable them to offer services to end users at a lower price. While current VoIP applications typically complete calls using ILEC infrastructure and networks, as VoIP services obtain acceptance and market penetration and technology advances further, a greater number of calls may be placed without utilizing the public switched telephone network. The proliferation of VoIP, particularly to the extent these calls do not utilize our LECs' networks or are accorded different regulatory treatment, may result in an erosion of our customer base and loss of local, long distance and network access revenues.

        Internet Service Providers.    In addition to wireline and cable companies, our Internet services also compete with Internet service providers. In addition to Internet access, many of these companies, such as Microsoft and Yahoo!, offer online content services consisting of access to closed, proprietary information networks.

        Satellite.    Satellite companies also currently offer broadband access to the Internet, primarily to remote, unserved locations, and competition from satellite companies may intensify in the future.

        Strategic Alliances.    Wireline, wireless, cable and utility companies have formed and may continue to form strategic alliances to offer bundled services in our service areas. Competition from these strategic alliances could increase if applications for certain broadband development funding submitted by certain of these strategic alliances under the American Recovery Act of 2009 are approved.

        Recipients of Government Stimulus.    Municipalities, public utilities and private businesses receiving government stimulus funds may also choose to enter the high-speed Internet business.

Employees

        As of December 31, 2009, we employed a total of 4,066 employees. 2,682 employees of our local exchange companies are covered by fifteen collective bargaining agreements. We believe the state of our relationship with our union and non-union employees is generally good.

Intellectual Property

        We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.

Regulatory Environment

        We are subject to extensive federal, state and local regulation. At the federal level, the FCC generally exercises jurisdiction over facilities and services of common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities, services and rates to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to local competition provisions of the Communications Act, as amended by the 1996 Act, state and federal regulators share responsibility for implementing and enforcing certain pro-competitive policies. In particular, state regulatory agencies exercise substantial oversight over the offerings of ILECs to competing carriers of interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.

        Legacy FairPoint and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont will convert to price cap regulation on July 1, 2010. Under price cap regulation, limits are imposed on a company's interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give a company flexibility to adjust its rates within these limits. In contrast, rate of return regulation permits a company to set rates based upon its allowed costs and projected revenue requirement, including an authorized rate of return determined by the FCC. We have obtained permission to continue to operate our Legacy FairPoint ILECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. The rural and non-rural operations are also subject to different regimes concerning universal service.

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

        On March 16, 2010, the FCC submitted the National Broadband Plan (the "NBP") to the United States Congress ("Congress"). The NBP is a plan to bring high speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC has commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service, to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved. We also expect the FCC to undertake new rulemakings addressing changes to interstate access charges and other forms of intercarrier compensation, classification of broadband providers and other obligations under federal law. We cannot predict the outcome of these proceedings or the effect that resulting decisions may have on our business.

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

        Our ILEC operations in Maine, New Hampshire and Vermont are subject to price cap regulation of access charges. Under price cap regulation, limits are imposed on a company's interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give us flexibility to adjust our rates within these limits. In contrast, our rural operations are subject to interstate rate of return regulation, permitting us to set rates for those operations based upon our allowed costs and projected revenue requirement, including an authorized rate of return of 11.25%. In an order dated January 25, 2008, the FCC granted our request for a waiver of the "all or nothing" rule, which will allow us to continue to operate under both of these regimes until the FCC completes its general review of whether to modify or eliminate the all or nothing rule, or makes other comprehensive changes to its access charge rules.

        The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of access charges paid by long-distance carriers to decrease over time. Other reform proposals are now pending, and additional reforms were recommended in the NBP. These proposals could require ILECs to convert all rate-of-return operations to price caps, or to restructure, reduce, or eliminate access charges and recover the lost revenue through end-user charges or Universal Service Support. The FCC has also sought comment on whether access charges should apply to VoIP or other IP-based service providers. The FCC also is considering whether to restrict some of the pricing flexibility enjoyed by price cap ILECs, which includes some of our Northern New England operations. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.

  Universal Service Support

        Current FCC rules provide different methodologies for the determination of universal service payments to rural and non-rural carriers. In general, the rules provide high-cost support to rural carriers where the company's actual costs exceed a nationwide benchmark level. High-cost support for non-rural carriers, on the other hand, is determined by nationwide cost proxy model. Under the current FCC rules, our non-rural operations receive support under the non-rural model methodology in Maine and Vermont. The FCC's current rules for support to high-cost areas served by non-rural LECs were remanded by the U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. In 2010, in response to the Tenth Circuit remand, the FCC issued an order which justified its prior conclusion. The FCC is also considering proposals to update the proxy model upon which non-rural high-cost funding is determined, as well as other possible reforms to the high-cost support mechanisms for rural and non-rural carriers, including redirecting the fund over time to support broadband communications in areas that otherwise would be unserved.

        The high-cost support payments that are received from the Universal Service Fund are intended to support our operations in rural and high cost markets. Under current FCC regulations, the total Universal Service Fund support available for high-cost loops operated by rural carriers is subject to a cap. The FCC prescribes the "national average cost per loop" each year to keep the total available funding within the cap. Payments from the Universal Service Fund will fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs and average cost per loop remain constant or decrease, the payments we will receive from the Universal Service Fund will decline. Based on historical trends, we believe the total high-cost support payments from the Universal Service Fund to our rural operations likely will continue to decline. Universal Service Support revenue accounted for approximately 3% of our total revenue in the year ended December 31, 2009.

        Universal Service Fund disbursements may be distributed only to carriers that are designated as "eligible telecommunications carriers" ("ETCs") by a state regulatory commission. All of our non-rural and rural LECs are designated as ETCs

        On May 1, 2008, the FCC adopted an interim emergency cap on the amount of high-cost support that competitive ETCs may receive, pending the FCC's adoption of comprehensive reform. Such support for each state was capped at the level of support that competitive ETCs were eligible to receive during March 2008 on an annualized basis. The cap became effective on August 1, 2008 and is expected to constrain growth in the total amount of high-cost support available to competitive ETCs. The FCC is currently considering other revisions to the distribution mechanisms for Universal Service Fund high-cost support. The proposals under consideration include using "reverse auctions" to determine recipients of rural high-cost support, using a model to determine the appropriate level of support in all areas where there is no private sector business case for providing voice and broadband services, and accelerating targeted funding toward broadband deployment in unserved areas. The FCC is also seeking comment on near-term proposals to reduce current high-cost fund payments. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors or provide for new support, such as for broadband services. We cannot predict what course the FCC will take on universal service distribution reform, but it is possible that the remedy selected by the FCC could materially affect the amount of universal service funding we will receive. If our rural LECs were unable to receive Universal Service Fund payments, or if those payments were reduced, many of our rural LECs would be unable to operate as profitably as they have historically in the absence of the implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

        We receive additional support under the FCC's rules in the forms of Interstate Access Support ("IAS") and Interstate Common Line Support ("ICLS"). We receive IAS support in all three of our federal price cap study areas (Maine, New Hampshire and Vermont). We also continue to receive ICLS support in our rate-of-return study areas. These forms of support replace revenues previously collected through interstate access charges. The FCC is seeking comment on a proposal to eliminate IAS and transfer the funding to a "Connect America Fund" for broadband. We have no assurance that either of these support programs will remain unchanged if the FCC revises its rules governing universal service and inter-carrier compensation.

        We also benefit indirectly from support to low-income users under the Lifeline and Link-Up universal service programs. The FCC has asked the Federal-State Joint Board for Universal Service to recommend changes to these low-income programs to address, among other things, access to broadband and eligibility for support. We have no assurance whether we or our competitors will be affected by any such changes.

  Universal Service Contributions

        Federal universal service programs are currently funded through a surcharge on interstate and international end-user telecommunications revenues. Declining long-distance revenues, the popularity of service bundles that include local and long-distance services, and the growth in size of the fund, due primarily to increased funding to competitive ETCs, all prompted the FCC to consider alternative means for collecting this funding. As an interim step, the FCC has ordered that providers of certain

VoIP services must contribute to federal universal service funding. The FCC also increased the percentage of revenues subject to federal universal service contribution obligations that wireless providers may use as their methodology for funding universal service. One alternative under consideration would be to impose surcharges on telephone numbers or network connections instead of carrier revenues. Any further change in the current assessment mechanism could result in a change in the total contribution that LECs, wireless carriers or others must make and that would be collected from customers. We cannot predict whether the FCC or Congress will require modification to any of the universal contribution rules, or the ultimate impact that any such modification might have on us or our customers.

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

        In addition to these obligations, ILECs are subject to additional requirements to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to certain network elements, referred to as unbundled network elements ("UNEs"), including some types of local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be "impaired" without them; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC's facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the ILEC's premises. Competitors are required to compensate the ILEC for the cost of providing these services.

        Our non-rural operations are subject to all of the above requirements. In addition, our non-rural operations are subject to additional unbundling obligations that apply only to Bell Operating Companies. In contrast to the unbundling obligations that apply generally to ILECs, these Bell Operating Company-specific requirements mandate access to certain facilities (such as certain types of local loops and inter-office transport, and local circuit switching) even where other carriers would not be "impaired" without them.

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

  Long-Distance Operations

        The FCC has required that ILECs that provide interstate long-distance services originating from their local exchange service territories must do so in accordance with "non-structural separation" rules. These rules have required that our long-distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate, and (iii) acquire any services from their affiliated LEC at tariffed rates, terms and conditions. The Bell Operating Companies are subject to a different set of rules allowing them to offer both long-distance and local exchange services in the regions where they operate as Bell Operating Companies, subject to certain conditions with which we comply. In addition, our operations have been obligated under the FCC's "equal access" scripting requirement to read new customers a list of all available long-distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long-distance market. The FCC recently ruled that the Bell Operating Companies need no longer comply with these rules for their long-distance services in order to avoid classification as a dominant carrier, and that their ILEC affiliates need no longer comply with the separation rules for their long distance services, provided that they comply with certain existing and additional safeguards, such as providing special access performance metrics, offering low-volume calling plans, and making available certain monthly usage information on customers' bills. The FCC also has ruled that the Bell Operating Companies and their ILEC affiliates are no longer required to comply with the equal access scripting requirement. However, until similar relief is granted in each state by the state PUC, FairPoint will continue to comply with the equal access scripting requirements.

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

        Prior to the Effective Date, we will be required to obtain FCC approval that the ownership and control of FairPoint as proposed under the Plan will be in the public interest. With respect thereto, an opportunity will be provided for public comment. We cannot predict that we will obtain FCC approval, whether the FCC will impose any conditions on its approval of the Plan and related transfer of control or the timing of its approval.

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

        The FCC has ruled that dedicated broadband Internet access services offered by telephone companies (using DSL technology), cable operators, electric utilities and terrestrial wireless providers qualify as largely deregulated information services. LECs or their affiliates may offer the underlying broadband transmission services that are used as an input to dedicated broadband Internet access services through private carriage arrangements on negotiated commercial terms. The FCC order also allows rural rate-of-return carriers, including our Legacy FairPoint operations, the option to continue providing DSL service as a common carrier (status quo) offering. The FCC also has concluded that broadband Internet access service providers must comply with CALEA. Despite the FCC's previous ruling that broadband Internet access is an information service, the FCC continues to evaluate this finding and is expected to issue a Notice of Proposed Rulemaking ("NPRM") that could re-regulate broadband Internet access. We can provide no assurance about the outcome of such NPRM and how it may affect our business.

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

        The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC's rules protecting CPNI; provide local number portability; and pay regulatory fees. Recently there have also been discussions among policymakers concerning "net neutrality," or the potential requirement for non-discriminatory treatment of traffic over broadband networks. The FCC released a statement of principles favoring customer choice of content and services available over broadband networks. It has proposed to adopt open Internet access rules applicable to all broadband Internet access providers. However, we cannot predict what impact, if any, this may have on our business. The FCC has preempted some state regulation of VoIP.

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

        Additional rules and regulations may be extended to the Internet and to broadband Internet access. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. For example, the FCC is considering reclassifying the transport component of broadband service as a "telecommunications service." We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.

        On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. We applied for stimulus funding during round one of the application process, but did not receive any grant funding. We have also applied for stimulus funding in the second and final round of the application process, but we cannot predict whether we will receive any grant funding. To the extent that our competitors have received, or will receive, stimulus funding under this program, we may face more significant competition from such competitors.

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

        Most state commissions have traditionally regulated LEC pricing through cost-based "rate-of-return" regulation. In recent years, however, state legislatures and regulatory commissions in most of the states in which our telephone companies operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue. Such relief may take the form of mandatory deregulation of particular services or rates; or it may consist of optional alternative forms of regulation ("AFOR"), which may involve price caps or other flexible pricing arrangements. Some of these deregulatory measures are described in greater detail below. We believe that some AFOR plans allow us to offer new and competitive services faster than under the traditional regulatory regimes.

        The following summary addresses significant regulatory actions by regulatory agencies in Maine, New Hampshire and Vermont that have affected or are expected to affect our Northern New England operations:

Regulatory Conditions to the Merger, as Modified in Connection with the Plan

        We are subject to certain orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with the Merger. We have entered into settlement negotiations with respect to these orders in connection with the Plan, as described below.

  Maine

        After extensive negotiations with a representative appointed by the Maine PUC (the "MPUC") and with the Maine Office of the Public Advocate (together, the "Maine Regulatory Parties"), we reached an agreement with the Maine Regulatory Parties on a settlement (the "Maine Regulatory Settlement"). The Maine Regulatory Settlement sets forth changes to the ME 2008 Order (as defined below) issued in connection with the Merger. The Maine Regulatory Settlement, which is subject to the approval of the MPUC, provides for, among other things, the following:

  General:

  •
  We will comply with the MPUC's February 1, 2008 Order issued in Docket Nos. 2007-67 and 2005-155, and all stipulations approved thereby (the "ME 2008 Order"), except as the terms and conditions of the Merger Order are expressly modified by the Maine Regulatory Settlement; provided, however, that with respect to reimbursement claims of third parties arising under the ME 2008 Merger Order, the Maine Regulatory Parties will recommend that the Maine Regulatory Settlement shall not affect the status of such claims under applicable bankruptcy law.

  Service Quality:

  •
  We and the MPUC agree to submit a joint consent order to the Bankruptcy Court which provides for the implementation of the service quality index ("SQI") rebates for the 2008-2009 SQI year starting in March 2010, subject to our right to credit such rebates against future SQI rebates that are required to be paid by us, in the event the Maine Regulatory Settlement is not approved by the MPUC and the Bankruptcy Court subsequently enters an injunction against payment of rebates for the 2008-2009 SQI year.

  Broadband:

  •
  The deadline for our initial 83% broadband buildout requirement will be extended from April 1, 2010 to December 31, 2010. An additional interim broadband buildout requirement of 85% is established with a July 31, 2012 deadline, and the final broadband buildout requirement with a March 31, 2013 deadline, will be reduced from 90% to 87%. However, if we fail to meet these requirements, we shall be required to achieve 90% broadband buildout by March 31, 2014. If we meet the 87% requirement by March 31, 2013, we will contribute $100,000 to the ConnectME Authority on July 1, 2013. We also agree that by March 31, 2013, we will achieve broadband buildout of 82% for lines in UNE Zone 3.

  •
  In meeting our broadband buildout requirements beyond 85%, we may resell the broadband service offerings of other non-satellite providers in order to meet our buildout and/or service requirements, provided that the services meet or exceed all requirements of the ME 2008 Order, the resold services are purchased through and serviced by us and the MPUC Staff (as defined in the Disclosure Statement) approves the provider(s). The MPUC Staff's approval may not be unreasonably withheld and if the MPUC Staff does not deny within 30 calendar days our request to resell the services of a particular provider, our request will be approved automatically.

  •
  The Maine Regulatory Parties will recommend that, effective January 1, 2011, the MPUC rescind the requirement in the ME 2008 Order that requires us to price our broadband services at uniform statewide rates, provided that during the subsequent two-year period our prices for broadband services do not exceed 120% of the prices of equivalent services provided in our "classic" or "legacy" service regions, which are the regions in Maine in which we provided telephone service prior to the issuance of the ME 2008 Order.

  Financial:

  •
  The Maine Representative (as defined in the Disclosure Statement) will recommend that the MPUC find that the financial conditions in the ME 2008 Order are replaced by the terms of the Maine Regulatory Settlement, are satisfied or have been rendered moot by the debt reductions resulting from the Plan. The Maine Regulatory Parties will recommend that the MPUC not impose financial covenants in addition to those imposed in any loan or credit agreements executed by us in connection with the Plan.

  Management:

  •
  Our New Board will consist of a supermajority of newly appointed independent directors. At least one member of the New Board will reside in northern New England.

  •
  The New Board will appoint a "regulatory sub-committee" that will monitor compliance with the terms of the ME 2008 Order, as modified by the Maine Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine.

  •
  We have agreed that any management bonuses will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics, and that the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for us in total, and that, once established, we will disclose such service metrics to the MPUC and the Maine Office of the Public Advocate.

  Other:

  •
  We will reimburse the MPUC and the Maine Office of the Public Advocate for actual, reasonable costs and expenses in the Chapter 11 Cases.

  •
  We will not agree with the Staff (as defined in the Disclosure Statement) of the NHPUC, the New Hampshire Office of the Consumer Advocate, or the Vermont DPS to materially different terms taken as a whole pertaining to the Plan, or, if applicable, to any related approval for a change in control without also offering them to the Maine Regulatory Parties.

  •
  The Maine Regulatory Parties will file a proposed schedule for the MPUC approval process, which shall provide that approval of the Maine Regulatory Settlement and any change of control will be ripe for MPUC decision within 90 days of the filing by FairPoint of the application for approval.

  •
  We, the MPUC and Maine Regulatory Parties reserve our legal rights and arguments regarding legal issues related to the jurisdiction of the MPUC and the Bankruptcy Court.

        We are in the process of seeking approval of the Maine Regulatory Settlement in connection with the confirmation of the Plan.

        The foregoing summary of the Maine Regulatory Settlement is qualified in its entirety by reference to the full text of the Maine Regulatory Settlement which is filed as an exhibit to the Plan.

  New Hampshire

        In the proceedings before the NHPUC relating to approval of the Merger, we had entered into a January 23, 2008 settlement agreement (the "NH 2008 Settlement") among Verizon, us and the staff of the NHPUC, which was approved with modifications in the NHPUC's order dated February 25, 2008 approving the Merger with conditions (the "NH 2008 Order"). Following the commencement of the Chapter 11 Cases, we engaged in extensive negotiations with certain members of the staff of the NHPUC (the "Staff Advocates") and we and the Staff Advocates have agreed to a settlement (the

"New Hampshire Regulatory Settlement") under which we have agreed to meet the broadband build-out, capital investment and service quality requirements of the NH 2008 Order subject to modifications described in the New Hampshire Regulatory Settlement. The New Hampshire Consumer Advocate has agreed not to oppose the terms of the New Hampshire Regulatory Settlement. The terms of the New Hampshire Regulatory Settlement include the following:

  Service Quality Requirements:

  •
  The NH 2008 Settlement provided for penalties in the event that we did not meet prescribed service quality requirements. We did not meet certain of those requirements during 2009. Under the New Hampshire Regulatory Settlement, service quality penalties for 2009 will be deferred until December 31, 2010. If we meet specified service levels on average in five performance areas over the twelve calendar months in 2010, the 2009 penalties will be waived. If we meet the service objectives for some but not all of these five performance areas, the penalties will be reduced by 20% for each performance area in which we meet the prescribed service levels on average over that period.

  Broadband Commitments:

  •
  We have agreed to adhere to the broadband coverage commitments prescribed in the NH 2008 Order; however, certain broadband build-out commitments with a deadline of April 1, 2010 are extended to December 31, 2010.

  •
  We confirmed our commitment to spending a total of at least $56.4 million on our New Hampshire broadband build-out.

  •
  We will have the option to resell non-satellite based service providers' broadband service offerings in order to fulfill our broadband build-out and/or service requirements with respect to the last eight percent (8%) of our broadband availability requirements as contained within the NH 2008 Settlement, provided that the services meet or exceed all requirements of the NH 2008 Order, and the resold services are purchased through and serviced by us.

  •
  Pricing restrictions regarding stand-alone DSL service will terminate on April 1, 2011; however,we will continue to honor the "for life" pricing that Verizon had offered to certain customers.

  •
  The first $500,000 of any penalty amounts resulting from any failure to meet broadband commitments will be paid to the New Hampshire Telecommunications Planning and Development Fund. We will retain penalty amounts above $500,000 to be invested within three years of the date of the penalty as additional expenditures for our network, subject to NHPUC approval.

  Expenditure Commitments:

  •
  We reconfirmed our commitment to spend $285.4 million in capital expenditures through March 31, 2013, of which $157.6 million has been spent through December 31, 2009 (subject to verification through a reconciliation of our New Hampshire capital expenditures to the consolidated capital expenditures in our 2009 consolidated financial statements).

  •
  In May 2009, we had obtained NHPUC approval for the release of $50 million from a segregated account in exchange for our commitment to make $65 million in "other expenditures" on our network. In the New Hampshire Regulatory Settlement, we will reduce our $65 million "other expenditure" commitment by $10 million and reallocate that $10 million to recurring maintenance capital expenditures to be spent on or before March 31, 2013. This $10 million increases the $285.4 million capital expenditure commitment to $295.4 million.

  •
  We may further reduce our $65 million "other expenditure" commitment by any amount exceeding $56.4 million as needed to achieve 95% broadband availability and are actually expended, up to $10.5 million.

  •
  We may also reduce our $65 million "other expenditure" commitment by $4.5 million of capital expenditures already expended in excess of amounts estimated to develop our Next Generation Network.

  •
  We will have from April 1, 2010 to March 31, 2015 to meet whatever "other expenditure" commitment remains after the preceding reductions, which will be spent on "network enhancing activities."

  Financial Commitments:

  •
  Certain of the financial conditions of the NH 2008 Settlement and the NH 2008 Order are replaced by the terms of the New Hampshire Regulatory Settlement or are deemed satisfied or rendered moot by the debt reductions resulting from the Plan.

  Management Commitments:

  •
  Our New Board will consist of a supermajority of newly appointed independent directors. At least one member of the New Board will reside in northern New England.

  •
  The New Board will appoint a "regulatory sub-committee" that will monitor compliance with the terms of the NH 2008 Order, as modified by the New Hampshire Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine.

  •
  We will maintain a state president who will provide a senior regulatory presence in New Hampshire and be able to reasonably respond to various future FairPoint-based NHPUC dockets or regulatory issues relating to telecommunications.

  •
  We have agreed that any management bonuses will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service quality goals and the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for the reorganized Company in total.

  Other:

  •
  We will reimburse the State of New Hampshire for actual, reasonable costs and expenses in the Chapter 11 Cases.

  •
  We will not agree with Maine or Vermont to materially different terms taken as a whole pertaining to the Plan, or, if applicable, to any related approval for a change in control without first offering them to the Staff Advocates.

  •
  During the first two years following the Effective Date of the Plan, we are barred from paying dividends if we are in material breach of the New Hampshire Regulatory Settlement.

  •
  We intend for the Exit Facility Loans to contain substantially the same material terms and conditions as contained in the Plan. In addition, Northern New England Telephone Operations LLC will not guarantee or otherwise be liable for, nor will any of its assets be mortgaged or pledged (excluding only the membership interests of Telephone Operating Company of Vermont LLC) to secure our obligations under the Exit Facility Loans.

  •
  We and the Staff Advocates reserve our legal rights and arguments regarding legal issues related to the jurisdiction of the NHPUC and the Bankruptcy Court.

        We are in the process of seeking approval of the New Hampshire Regulatory Settlement in connection with the confirmation of the Plan.

        The foregoing summary of the New Hampshire Regulatory Settlement is qualified in its entirety by reference to the full text of the New Hampshire Regulatory Settlement which is filed as an exhibit to the Plan.

  Vermont

        After extensive negotiations with the Vermont Department of Public Service (the "Vermont DPS"), we reached an agreement with the Vermont DPS on a regulatory settlement (the "Vermont Regulatory Settlement"). The Vermont Regulatory Settlement sets forth changes to the VT 2008 Order (as defined below) entered into in connection with the Merger. The Vermont DPS will use reasonably practicable efforts to request that the Vermont Public Service Board (the "Vermont Board") approve the Vermont Regulatory Settlement. The Vermont Regulatory Settlement provides for, among other things, the following:

  Service Quality Requirements:

  •
  In general, all of the service quality programs contained in the January 8, 2008 settlement agreement among Verizon, us and the Vermont DPS (the "VT 2008 Settlement") and the February 15, 2008 Order Re: Modified Proposal In Docket Number 7270 (the "VT 2008 Order") will remain in place subject to the modifications described in the Vermont Regulatory Settlement.

  •
  Service quality penalties for 2008 and 2009 will be deferred until December 31, 2010. If we meet specified service objectives on average in ten performance areas over the twelve calendar months in 2010, the 2008 and 2009 penalties will be waived. If we meet the service objectives for some but not all of these ten performance areas, the penalties will be reduced by 10% for each performance area specified for which we meet specified service levels on average over the 12 calendar months in 2010.

  Broadband Commitments:

  •
  We have agreed to adhere to the broadband milestone penalties prescribed in the 2008 Order; however, the broadband build-out milestone penalties will not be enforced prior to June 30, 2011, provided that we file a broadband permitting and construction plan with an appropriate regulatory body by May 1, 2010, file all necessary permit applications by October 1, 2010 and undertake commercially practicable efforts to implement the plan. The broadband permitting and construction plan will at a minimum identify tower sites and set a schedule for permitting and construction.

  •
  We will undertake to deploy broadband services to 95% of all access lines in those exchanges that have been identified for 100% broadband availability in the VT 2008 Order (the "100% Exchanges") by June 30, 2011. With respect to the remaining 5% of lines in the 100% Exchanges, we will deploy broadband to any requesting customer using an extended service interval of 90 days from the date of the receipt of the order from the customer, provided such order is made no sooner than June 30, 2011. Failure to meet such requirements will require us to waive certain service charges.

  •
  We also will request that the Vermont Board authorize us to use Universal Service Funds for three consecutive years to upgrade plant and infrastructure in the 100% Exchanges, in order to improve our service quality and network reliability. If the Vermont Board authorizes us to use the USF, and to the extent permitted by FCC rules, we will invest the USF in network infrastructure that will support the deployment of broadband services to an additional 5% of access lines on a timeline that varies depending on the date of the Vermont Board's authorization.

  •
  We will have the option to resell terrestrial (non-satellite) based service providers' broadband service offerings in order to fulfill our broadband build out and/or service requirements as contained in the VT 2008 Order, provided that the services meet or exceed all requirements of the VT 2008 Order as modified by the Vermont Regulatory Settlement, and the resold services are purchased through and serviced by FairPoint.

  •
  Penalty amounts resulting from any failure to meet broadband deployment requirements will be managed by us with funds deposited into an escrow fund, which will reimburse us for costs incurred for additional network projects completed within 18 months of the date of the penalty, subject to the approval of the Vermont DPS.

  Capital Investment Commitments:

  •
  We will meet the capital investment requirements of the VT 2008 Order.

  Financial Commitments:

  •
  Certain of the financial conditions of the VT 2008 Settlement and the VT 2008 Order are replaced by the terms of the Vermont Regulatory Settlement and are satisfied or rendered moot by the debt reductions resulting from the Plan.

  Management Commitments:

  •
  Our New Board will consist of a supermajority of newly appointed independent directors. At least one member of the New Board will reside in northern New England.

  •
  The New Board will appoint a "regulatory sub-committee" that will monitor compliance with the terms of the VT 2008 Order, as modified by the Vermont Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine.

  •
  We will maintain a state president who will provide a senior regulatory presence in Vermont and be able to reasonably respond to various future FairPoint-based dockets or regulatory issues relating to telecommunications.

  •
  We have agreed that any management bonuses will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics goals and the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for the reorganized Company in total.

  Other:

  •
  We will reimburse the State of Vermont for actual, reasonable costs and expenses in the Chapter 11 Cases.

  •
  We will not agree with Maine or New Hampshire to materially different terms taken as a whole pertaining to the Plan or, if applicable, to any related approval for a change in control without first offering them to the Vermont DPS and/or Vermont Board.

  •
  During the first two years following the Effective Date of the Plan, we are barred from paying dividends if we are in material breach of the settlement described on the Vermont Regulatory Settlement.

  •
  Contingent on our compliance with the terms of the Vermont Regulatory Settlement and other applicable laws, Vermont DPS will request that the proceeding in Docket 7540, regarding revocation or modification of our Certificate of Common Good, be terminated and the docket closed.

        The Vermont Regulatory Settlement is conditioned on Vermont DPS receiving and finding acceptable a business plan demonstrating our ability to meet our obligations under the Vermont Regulatory Settlement and our feasibility to operate as a going concern over the long term in a manner consistent with Vermont utility regulation.

        We are in the process of seeking approval of the Vermont Regulatory Settlement in connection with the confirmation of the Plan.

        The foregoing summary of the Vermont Regulatory Settlement is qualified in its entirety by reference to the full text of the Vermont Regulatory Settlement which is filed as an exhibit to the Plan.

Other Regulatory Matters

  Maine—Retail Regulation

        Our Northern New England operations in Maine currently operate under an AFOR implemented upon the Merger. The AFOR provides for the capping of rates for basic local exchange services and allows pricing flexibility for other services, including intrastate long distance, optional services and bundled packages. Under the terms of the ME 2008 Order, among other things, we reduced the caps on monthly basic exchange rates effective as of August 1, 2008 by an amount designed to decrease revenues by approximately $1.5 million per month (depending on the applicable number of access lines). The current AFOR caps basic exchange rates in Maine at the new level for five years after August 1, 2008. The AFOR also includes an SQI requirement for our Northern New England operations in Maine, which establishes benchmarks for certain performance categories and imposes penalties for the failure to meet the benchmarks. Our rural LECs in Maine currently operate under traditional rate of return regulation and have limited forms of pricing flexibility. All telephone companies in Maine are required to establish intrastate access rates which do not exceed their interstate access rates as they existed on January 1, 2003. Certain intrastate wholesale services are also subject to tariff requirements of the MPUC. In addition to the regulation of rates and service, telephone companies are generally subject to regulation by the MPUC in other areas, including transactions with affiliates, financing and reorganizations.

  Maine—Unbundling of Network Elements

        In orders issued in 2004 and 2005, the MPUC ruled that it had the authority under federal law to regulate compliance with certain conditions that our Northern New England operations must satisfy to sell long-distance services, and in particular to define the elements that our Northern New England operations must provide on a wholesale basis to competitive carriers under Section 271 of the Communications Act. The MPUC ruled that it had the authority to set rates for Section 271 elements and interpreted Section 271 to require our Northern New England operations to provide access to elements that the FCC had held are not required to be proved as UNEs under Section 251 of the Communications Act. Prior to the Merger, Verizon New England challenged the ruling in the U.S. District Court of Maine. Following an unfavorable ruling, Verizon New England appealed to the First Circuit Court of Appeals. The First Circuit vacated the District Court's decision and held that the MPUC has no such authority. The court remanded the matter for further proceedings by the District Court, which subsequently dismissed the case at our and the MPUC's request. On November 25, 2009, the MPUC petitioned the FCC for a declaratory ruling requiring us to provide certain UNEs, which is now pending.

  New Hampshire

        Our ILEC business operations in New Hampshire are subject to rate of return regulation. We have adopted the contractual and tariffed rates and terms and conditions that were in effect for the Verizon Northern New England business prior to the Merger. No rate proceeding is pending. Within this regulatory structure, the NHPUC has instituted rules and policies to expedite offerings of new services, but we are subject to regulations, such as tariff filing and cost allocation requirements, that are not applicable to our competitors. In addition to our access tariff, we maintain two New Hampshire wholesale tariffs, one for interconnection, co-location and UNEs and another for services offered to carriers for resale. The order of the NHPUC approving the spin-off and the Merger includes conditions generally limiting rates for existing retail, wholesale and DSL services during the three years following the closing of the Merger to those in effect as of the close date of the Merger.

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

        In 2008, the NHPUC issued an order determining that intra-LATA carrier common line switched access charges did not apply to certain interexchange calls where neither the calling nor the called party is served by our Northern New England operations. This decision was reversed by the New Hampshire Supreme Court on appeal. Following this decision, the NHPUC directed us to file tariff revisions to remove such charges prospectively, and we objected to this requirement. The matter remains pending before the NHPUC.

  Vermont

        In April 2006, the Vermont Board issued a final order adopting an amended alternative regulatory plan (the "Amended Incentive Regulation Plan") for the Verizon Northern New England business to replace a plan adopted in 2000. The Amended Incentive Regulation Plan is retroactive to July 1, 2005, and runs through December 31, 2010. Under the amended plan, the Verizon Northern New England business committed to make broadband capability available to 75% of its access lines in Vermont by 2008 and 80% of its access lines in Vermont by 2010 with milestones of 65% and 77% for 2007 and 2009, respectively. The Amended Incentive Regulation Plan provides pricing flexibility for all new services, and no price increases are permitted for existing services such as basic exchange service, message toll service and most vertical services. The final order also continues a service quality plan with a $10.5 million penalty cap. Other provisions of the order include lifeline credits for qualified customers that subscribe to bundled services and a requirement to separately publish and distribute white and Yellow Pages directories. The VT 2008 Order was conditioned on our being subject to the terms and conditions of the Amended Incentive Regulation Plan. As a part of our settlement with the Vermont DPS, and as ordered by the Vermont Board as a condition of approval of the Merger, we have agreed to exceed the existing Amended Incentive Regulation Plan's broadband build-out milestones and have agreed to a condition that requires us to reach 100% broadband availability in 50% of our exchanges in Vermont by December 31, 2010. This requirement has been adopted by the Vermont Board as a condition of approval and is in addition to the broadband expansion requirements contained in the existing Amended Incentive Regulation Plan. We have also agreed in our settlement with the Vermont DPS to implement a performance enhancement plan, which was adopted by the Vermont Board as a condition of approval (in addition to the retail service quality plan required under the Amended Incentive Regulation Plan). As noted above, some of these matters are subject to modifications as part of the Vermont Regulatory Settlement, for which we are seeking approval from the Vermont Board.

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

  Environmental Regulations

        Like all other local telephone companies, our 33 LEC subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

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

  Risks Related to the Chapter 11 Cases

For the duration of the Chapter 11 Cases, our operations, including our ability to execute our business plan, will be subject to the risks and uncertainties associated with bankruptcy, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        Risks and uncertainties associated with the Chapter 11 Cases include the following:

  •
  our ability to prosecute, confirm and consummate the Plan;

  •
  the actions and decisions of our creditors and other third parties who have interests in the Chapter 11 Cases that may be inconsistent with our plans;

  •
  our ability to obtain and maintain financing necessary to carry out our operations;

  •
  our ability to comply with the covenants under the DIP Credit Agreement; and

  •
  our ability to maintain contracts and leases that are critical to our operations.

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

        Because of the risks and uncertainties associated with the Chapter 11 Cases, the ultimate impact of events that occur during these proceedings on our business, financial condition, results of operations and liquidity cannot be accurately predicted or quantified. Additionally, the Plan will result in cancellation of our common stock, which is expected to cause an investment in the Company to become worthless.

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

         We may not be able to obtain confirmation of the Plan.

        Even though the requisite majorities of impaired creditors have voted to accept the Plan, it is possible that the Bankruptcy Court will not confirm the Plan or that other conditions, including, without limitation, approval by certain regulatory authorities, will not be met. Furthermore, the Plan contemplates numerous operating assumptions, including, without limitation, certain concessions by state public utility commissions, which may not be obtained.

        Pursuant to the Plan Support Agreement, we committed to the achievement of certain milestones, including obtaining an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the proposed financial restructuring described in the Plan Term Sheet on or before 5:00 P.M. Eastern Time on July 8, 2010. Our failure to achieve these milestones by the dates required under the Plan Support Agreement would (unless duly waived or extended) constitute a termination event under the Plan Support Agreement, pursuant to which the Consenting Lenders agreed to support such a plan, that could allow the Consenting Lenders to terminate their obligations to support the Plan.

        If the Plan is not confirmed by the Bankruptcy Court and certain other conditions precedent to the Plan are not met and/or waived, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

         The Plan results in holders of our common stock receiving no distribution on account of their interests and cancellation of their common stock.

        Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and pre-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a Chapter 11 plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of such a plan. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. The Plan results in holders of our common stock receiving no distribution on account of their interests and in the cancellation and extinguishment of their existing stock. If certain requirements of the Bankruptcy Code are met, the Plan can be confirmed notwithstanding its rejection by the class comprising the interests of our equity security holders. Therefore, an investment in our common stock is highly speculative and will become worthless (or be cancelled) in the future without any required approval or consent of our stockholders.

         Even if the Plan is consummated, we will continue to face risks.

        Even if the Plan is consummated, we will continue to face a number of risks, including certain risks that are beyond our control, such as further deterioration or other changes in economic conditions, changes in our industry, changes in consumer demand for, and acceptance of, our services and increasing expenses. Some of these concerns and effects typically become more acute when a case under the Bankruptcy Code continues for a protracted period without indication of how or when the case may be completed. As a result of these risks and others, there is no guarantee that the Plan will achieve our stated goals.

        Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through public or private debt or equity financing or other various means to fund our business after the completion of the Chapter 11 Cases. Irrespective of the Exit Facility, adequate funds may not be available when needed or may not be available on favorable terms.

         The DIP Credit Agreement contains restrictions that could significantly restrict our ability to operate our business.

        The DIP Credit Agreement contains a number of covenants which, among other things, limit the incurrence of additional debt, capital expenditures, capitalized leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. Our ability to comply with the covenants, agreements and restrictions contained in the DIP Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. There can be no assurance that we will be able to comply with such covenants, agreements or restrictions in the future. Additionally, breach of any of the covenants imposed on us by the terms of the DIP Credit Agreement could result in a default under the DIP Credit Agreement. In the event of a default, the DIP Lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the DIP Credit Agreement, if any. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, if any, and our DIP Lenders under the DIP Credit Agreement could proceed against the collateral securing the DIP Credit Agreement. Any acceleration in the repayment of our outstanding indebtedness, if any, or related foreclosure could adversely affect our business.

         Because our financial statements will reflect adjustments based on our application of the Reorganizations Topic of the ASC ("Fresh Start Accounting"), information reflecting our results of operations and financial condition will not be comparable to prior periods and may vary significantly from the Fresh Start Accounting adjustments.

        Upon our emergence from bankruptcy, we will apply fresh start accounting. As a result, the book value of our long-lived assets and the related depreciation and amortization schedules, among other things, will change. Following our emergence from bankruptcy, you will not be able to compare certain information reflecting our results of operations and financial condition to those for historical periods prior to emergence from bankruptcy.

        Under Fresh Start Accounting, our calculated enterprise value will be allocated to our assets based on their respective fair values. Any portion not attributed to specific tangible or identified intangible assets will be an indefinite-lived intangible asset referred to as "reorganization value in excess of value" and reported as goodwill.

  Risks Related to Our Substantial Indebtedness and Common Stock

Our stock is no longer listed on a national securities exchange. It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

        Effective October 26, 2009, the NYSE suspended trading in our common stock and, effective November 16, 2009, the NYSE completed its application to the SEC to delist our common stock. Our common stock is now traded on the Pink Sheets under the symbol "FRCMQ." We can provide no assurance that our common stock will continue to be traded on the Pink Sheets. The trading of our common stock on the Pink Sheets may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

         We have substantial indebtedness which could have a negative impact on our financing options and liquidity position.

        We had approximately $2,515.4 million of total debt outstanding as of December 31, 2009. In addition, as of December 31, 2009, we had $18.4 million, net of outstanding letters of credit, available for additional borrowing under our DIP Credit Agreement. On March 11, 2010, the Bankruptcy Court entered a final order in connection with the DIP Credit Agreement, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $1.6 million had been issued under the DIP Credit Agreement.

        Our overall leverage and the terms of our financing arrangements could:

  •
  make it more difficult for us to satisfy our debt obligations;

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

        In addition, a substantial portion of our indebtedness bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk.

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

        Our ability to make payments on, or repay or refinance, our indebtedness, and to fund planned capital expenditures, unanticipated capital expenditures, dividends, if any, on our common stock in the future and other cash needs will depend largely upon our future operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the agreements governing our indebtedness. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

        In addition, we cannot assure you that we would be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

  •
  sales of assets;

  •
  reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

  •
  negotiations with our lenders to restructure the applicable debt.

        The agreements governing our indebtedness may restrict, or market or business conditions may limit, our ability to take some of these actions or the effectiveness of these actions. In addition, the orders of the state regulatory authorities approving the spin-off and the Merger and certain tax related agreements limit our ability to engage in certain of these actions following the completion of the spin-off.

         Our financing arrangements subject us to various restrictions that could limit our operating flexibility, our ability to make payment on our debt and to fund dividends on our common stock.

        Our financing arrangements contain restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of these financing arrangements impose, and any future indebtedness may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs, pay dividends in the future or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

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

        Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in our existing or future financing arrangements could result in a default under those arrangements and under other arrangements containing cross-default provisions. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

         Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness and pay dividends to our stockholders in the future.

        Our initial public offering in February 2005 resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to the initial public offering and the Merger. Although we do not expect that these limitations will materially affect our U.S. federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to service our debt and pay dividends in the future.

         The price of our common stock has fluctuated and may continue to fluctuate substantially, which could negatively affect holders of our common stock.

        The market price of our common stock may fluctuate widely as a result of various factors, such as the Chapter 11 Cases, period-to-period fluctuations in our operating results, the volume of sales of our common stock, our dividend policy, dilution, developments in the communications industry, the failure of securities analysts to cover our common stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in particular. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our common stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management's attention and resources.

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

        On March 4, 2009, our board of directors voted to suspend our quarterly dividend. We currently do not expect to reinstate the payment of such dividends. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our ability to make dividend payments in the future is expected to be limited by the orders of the state regulatory authorities approving the Merger as modified in connection with the Plan and the agreements governing our indebtedness.

  Risks Related to Our Business

Since the Cutover, we have experienced certain systems functionality issues that have had, and may continue to have, a material impact on our business, financial condition, results of operations and liquidity.

        On January 30, 2009, we began the Cutover from Verizon's systems to our new, fully integrated systems platform. On February 9, 2009, we began to independently operate our business on the new systems. Following the Cutover, a number of the key back-office systems, such as order entry, order management and billing, have experienced certain functionality issues as well as issues with communication between the systems. Although we have made measurable progress in remedying these functionality issues, a number of issues still remain. In particular, our efforts to collect unpaid bills are hampered by a lack of systems functionality, and we have incurred significant incremental third party contractor expenses as a result of these functionality issues, both of which have had a material impact on our business, financial condition, results of operations and liquidity. At this time, we expect that the delay in cash collections and the incurrence of incremental costs will continue during 2010. In addition, these functionality related issues may continue to have a material impact on our business, financial condition, results of operations and liquidity beyond 2010, and additional issues related to the Cutover, including the accounting error and the billing and other adjustments that necessitated the Restatement, have arisen and may continue to arise, which could have a further negative impact our business, financial condition, results of operations and liquidity.

         We provide services to customers over access lines, and if we lose access lines, our business, financial condition, results of operations and liquidity may be adversely affected.

        We generate revenue primarily by delivering voice and data services over access lines. Legacy FairPoint and our Northern New England operations have both experienced net voice access line losses in the past few years. Legacy FairPoint experienced a 27.0% decline in the number of voice access lines (adjusted for acquisitions and divestitures) for the period from January 1, 2005 through December 31, 2009 and an 8.1% decline for the period from January 1, 2009 through December 31, 2009. Our Northern New England operations experienced a 37.0% decline in number of voice access lines for the period from January 1, 2005 through December 31, 2009 and a 12.2% decline for the period from January 1, 2009 through December 31, 2009. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies as well as challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that the long period between the announcement of the Merger in January 2007 and the closing of the Merger also may have contributed to our Northern New England operations' voice access line losses. Additionally, the Chapter 11 Cases may have an adverse effect on our ability to retain customers.

        We expect to continue to experience net access line losses. Our inability to retain access lines could adversely affect our business, financial condition, results of operations and liquidity.

         We provide access services to other communications companies, and if these companies were to become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations and liquidity may be adversely affected.

        We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for access charges. Interstate and intrastate access charges represented approximately 33.9% of our total revenues in 2009. Should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations and liquidity.

         We are subject to competition that may adversely impact our business, financial condition, results of operations and liquidity.

        We face intense competition from a variety of sources for our local calling, long distance and Internet services in a majority of the areas we now serve. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our services areas, we face competition from wireless carriers for both local calling and long distance services. As technology and economies of scale improve, competition from wireless carriers is expected to increase. We also face increasing competition from wireline and cable television companies for our local calling, long distance and Internet services. For example, we estimate that as of December 31, 2009, a majority of the customers that we serve had access to local calling, long distance and Internet services through a cable television company. Wireline and cable television companies have the ability to bundle their services, which has and is expected to continue to intensify the competition we face from these providers. VoIP providers, Internet service providers, satellite companies and electric utilities also compete with our services, and such competition is expected to continue to increase in the future. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do.

        In addition, consolidation and strategic alliances within the communications industry or the development of new technologies have had and may continue to have an effect on our competitive position. We cannot predict the number of competitors that will emerge, particularly in light of possible regulatory or legislative actions that could facilitate or impede market entry, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        Rapid and significant changes in technology and new service introductions occur frequently in the communications industry and industry standards evolve continually. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers. Our ability to respond to new technological developments may be diminished or delayed while our management devotes significant effort and resources to integrating Legacy FairPoint's business and our Northern New England operations.

         The geographic concentration of our operations in Maine, New Hampshire and Vermont make our business susceptible to local economic and regulatory conditions and consumer trends, and an economic downturn, recession or unfavorable regulatory action in any of those states may adversely affect our business, financial condition, results of operations and liquidity.

        As of December 31, 2009, approximately 86% of our access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2009 through December 31, 2009, our Northern New England operations experienced a 12.2% decline in total voice access lines in service, compared to a decline of 8.1% for Legacy FairPoint during the same period. A deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        Our success depends upon the talents and efforts of our senior management team. None of our senior executives, with the exception of David L. Hauser, our Chairman and Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Hauser's current employment agreement expires on June 30, 2012. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        We note that we have identified material weaknesses in our internal controls over financial reporting which existed as of December 31, 2009, which material weaknesses are discussed in greater detail in "Part II—Item 9A.Controls and Procedures" and "—We have identified material weaknesses in our internal controls over financial reporting which existed as of December 31, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock."

         We have identified material weaknesses in our internal controls over financial reporting which existed as of December 31, 2009. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

        As discussed in "Part II—Item 9A.Controls and Procedures," in connection with the Restatement, we concluded that the following material weaknesses in our internal controls over financial reporting existed as of December 31, 2009:

  •
  Our information technology controls were not adequate. Adequate testing was not performed to ensure that certain revenue transactions were properly accounted for and transferred from our billing system to our general ledger. Also, access to our information systems was not appropriately restricted.

  •
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

        As a result of these material weaknesses, our management concluded that our disclosure controls were not effective as of December 31, 2009. Effective in February 2010, our management has taken steps to remediate these issues. If the steps we have taken to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

         Our financial condition and results of operations could be adversely affected if assets held in our Company sponsored pension plans suffer significant losses in market value.

        We sponsor pension and post-retirement healthcare plans for certain employees. During the year ended December 31, 2009, we experienced actual gains on pension plan assets totaling 17.3%. Since the actuarial value of plan assets is dependent on the value of the assets held by each plan, a significant decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making additional contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited, and we could be required to pay participant benefits from our assets. Such required contributions could have a negative impact on our financial condition and results of operations.

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

        Risk of loss or reduction of network access charge revenues.    A portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate interexchange carriers for originating and terminating communications in the regions served. This also includes Universal Service Support payments for local switching support, long-term support, and ICLS. In recent years, several of these long-distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition, results of operations and liquidity.

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

        Risk of loss or reduction of Universal Service Fund support.    We receive federal Universal Service Support, referred to as the Universal Service Fund, and in some cases, state universal support, to support our operations in high-cost areas. These federal revenues include Universal Service Support payments for local switching support, ICLS, or IAS. High-cost support for the operations conducted by our Northern New England operations, referred to as our non-rural operations or non-rural LECs, and for FairPoint's traditional, rural local exchange operations, referred to as our rural operations or rural LECs, is determined pursuant to different methodologies, aspects of which are now under review. The

FCC has proposed changes to the Universal Service Fund. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. If we were unable to receive such support, or if that support was reduced, our Northern New England operations would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset these losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.

        Further, the total payments from the Universal Service Fund to our rural operations will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. We receive IAS in all of our price cap study areas (Maine, New Hampshire and Vermont) and ICLS in our rate-of-return study areas. The FCC also is considering changes to its rules governing who contributes to the Universal Service Support mechanisms, and on what basis. Any changes in the FCC's rules governing the distribution of such support or the manner in which entities contribute to Universal Service could have a material adverse effect on our business, financial condition, results of operations and liquidity.

        Risk of loss of statutory exemption from burdensome interconnection rules imposed on ILECs.    Our rural LECs generally are exempt from the more burdensome requirements of the 1996 Act governing the rights of competitors to interconnect to ILEC networks and to utilize discrete network elements of the incumbent's network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural LECs, we would be required to provide UNEs to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

        In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us, the FCC determined that our non-rural operations would be regulated as a Bell Operating Company following the completion of the Merger, subject to the same regulatory requirements that currently apply to the other Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England has obtained in the region. Any changes made in connection with these obligations could increase our non-rural operations' costs or otherwise have a material adverse effect on our business, financial condition, results of operations and liquidity. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.

        State regulators have also imposed conditions on their approval of the transactions that could adversely affect our business, financial condition, results of operations and liquidity.

        Our business also may be affected by legislation and regulation imposing new or greater obligations related to open Internet access, assisting law enforcement, bolstering homeland security, minimizing environmental impacts, protecting customer privacy, or addressing other issues that affect our business. We cannot predict whether or to what extent the FCC might modify its rules or what compliance with those new rules might cost. Similarly, we cannot predict whether or to what extent federal or state legislators or regulators might impose new network access, security, environmental, or other obligations on our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina, in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our LEC business. Our administrative and maintenance facilities are generally located in or near the communities served by our LECs and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.

        We believe each of our respective properties is suitable and adequate for the business conducted therein, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. With the exception of the Chapter 11 Cases, management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. To the extent we are currently involved in any litigation, such proceedings have been generally stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see "Item. 1—Business—Chapter 11 Cases."

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of December 31, 2009, we have recognized an estimated liability of $27.5 million for service quality penalties based on metrics defined by PUCs in Maine, New Hampshire and Vermont. However, at this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against us in the future.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

        Our common stock began trading on the NYSE under the symbol "FRP" on February 4, 2005. Prior to that time, there was no trading market for our common stock. As a result of the filing of the Chapter 11 Cases, on October 26, 2009, the NYSE notified us that it had determined that the listing of our common stock should be suspended immediately.

        The last day that our common stock traded on the NYSE was October 23, 2009. On November 16, 2009, the NYSE completed its application to the SEC to delist our common stock.

        Our common stock is currently trading under the symbol "FRCMQ" on the Pink Sheets.

        The following table shows the high and low closing sales prices per share of our common stock as reported on the NYSE from January 1, 2009 to October 23, 2009 and January 1, 2008 to December 31, 2008, and on the Pink Sheets from October 24, 2009 to December 31, 2009. The stock price information is based on published financial sources. Pink Sheets quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions:

Year Ended December 31, 2009	High	Low
First quarter	$3.07	$0.36
Second quarter	1.82	0.52
Third quarter	0.92	0.41
Fourth quarter	0.44	0.03

Year Ended December 31, 2008	High	Low
First quarter	$13.45	$9.00
Second quarter	9.78	7.05
Third quarter	8.98	6.01
Fourth quarter	8.55	1.87

        The following table shows the dividends which have been declared and/or paid on our common stock during 2008:

Year Ended December 31, 2008	Per Share Dividend Declared	Date Declared	Record Date	Date Paid
First quarter	$0.39781	March 5, 2008	March 30, 2008	April 16, 2008
Second quarter	0.25750	June 18, 2008	July 2, 2008	July 18, 2008
Third quarter	0.25750	September 4, 2008	September 30, 2008	October 17, 2008
Fourth quarter	0.25750	December 5, 2008	December 31, 2008	January 16, 2009

        On March 4, 2009, our board of directors voted to suspend our quarterly dividend. Accordingly, no dividends were declared on our common stock in 2009. We currently do not expect to reinstate the payment of dividends.

        As of April 30, 2010, there were approximately 467,317 holders of record of our common stock.

Performance Graph

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telcom sector. The period compared commences on February 4, 2005 and ends on December 31, 2009. This graph assumes that $100 was invested on February 4, 2005 (the date of the initial public offering of our common stock) in our common stock and in each of the market index and the sector index at the closing price for the Company and the other companies, and that all cash distributions were reinvested. Our common stock price performance shown on the graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return Among FairPoint
Communications, Inc., S&P 500, and S&P 500 Telcom

Dividend Policy

        Our board of directors had adopted a dividend policy which reflected our intent to return cash to stockholders. On March 4, 2009, our board of directors voted to suspend our quarterly dividend. We currently do not expect to reinstate the payment of such dividends. Future dividends with respect to shares of our common stock, if any, will depend on, among other things, our cash flows, cash requirements, financial condition, contractual restrictions, provisions of applicable law and other factors that our board of directors may deem relevant. In addition, our ability to make dividend payments in the future is expected to be limited by the orders of the state regulatory authorities approving the Merger as modified in connection with the Plan and the agreements governing our indebtedness.

Securities Authorized for Issuance under Equity Compensation Plans

        The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)(2)
Equity compensation plans approved by our stockholders	433,441	$15.20	8,955,363
Equity compensation plans not approved by our stockholders	1,600,000	$0.95	11,476,190
Total	2,033,441	$3.99	20,431,553

(1)
Includes 47,373 options to purchase shares of our common stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 130,935 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, 1,600,000 options to purchase shares of our common stock under the FairPoint Communications, Inc. 2009 CEO Compensation Plan, 79,781 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan and 175,352 restricted units granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan.

(2)
Includes 8,955,363 shares under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan and 11,476,190 shares under the FairPoint Communications, Inc. 2009 CEO Compensation Plan.

Repurchase of Equity Securities

        We did not repurchase equity securities during the three months ended December 31, 2009.

Unregistered Sales of Equity Securities

        On July 1, 2009, we awarded David L. Hauser, our Chairman and Chief Executive Officer, options to purchase 1,600,000 shares of our common stock (the "Inducement Options") and 523,810 restricted shares of our common stock (the "Inducement Restricted Stock"), pursuant to an employment agreement we entered into with Mr. Hauser on June 11, 2009. The Inducement Options were granted at an exercise price of $0.95 and will vest in three annual installments, beginning on July 1, 2010. The shares of Inducement Restricted Stock will vest on July 1, 2012. The vesting of the Inducement Options and the Inducement Restricted Stock is contingent upon Mr. Hauser's continued employment with us.

        We did not receive any proceeds in connection with the issuance of the Inducement Options and the Inducement Restricted Stock to Mr. Hauser. The Inducement Options and the Inducement Restricted Stock were issued pursuant to an exemption from registration provided under Section 4(2) of the Securities Act.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations:
Revenues	$1,126,761	$1,274,619	$1,197,465	$1,193,392	$1,206,100
Operating expenses:
Cost of services and sales	514,935	576,786	555,954	540,305	528,075
Selling, general and administrative expense	425,642	384,388	288,762	283,089	282,931
Depreciation and amortization	275,334	255,032	233,231	258,515	267,416
Total operating expenses	1,215,911	1,216,206	1,077,947	1,081,909	1,078,423
Income (loss) from operations	(89,150)	58,413	119,518	111,483	127,677
Interest expense(1)	(204,919)	(162,040)	(70,581)	(65,741)	(59,540)
Gain (loss) on derivative instruments	12,320	(11,800)	—	—	—
Gain on early retirement of debt	12,357	—	—	—	—
Other income (expense), net	2,000	3,494	3,350	3,531	1,369
Income (loss) before reorganization items and income taxes	(267,392)	(111,933)	52,287	49,273	69,506
Reorganization items	(53,018)	—	—	—	—
Income (loss) before income taxes	(320,410)	(111,933)	52,287	49,273	69,506
Income tax (expense) benefit	79,014	43,408	(19,459)	(17,322)	(25,896)
Net income (loss)	(241,396)	(68,525)	32,828	31,951	43,610
Basic shares outstanding	89,271	80,443	53,761	53,761	53,761
Diluted shares outstanding	89,271	80,443	53,761	53,761	53,761
Basic and diluted earnings (loss) per share	$(2.70)	$(0.85)	$0.61	$0.59	$0.81
Cash dividends per share	$0.2575	$0.773	$—	$—	$—

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data:
Capital expenditures	$178,752	$296,992	$149,458	$213,808	$202,889
Access line equivalents(2)	1,554,733	1,721,709	1,600,971	1,703,375	1,745,192
Residential access lines	802,668	926,610	882,933	966,267	1,011,878
Business access lines	364,897	392,496	371,041	390,379	406,377
Wholesale access lines	97,161	107,243	124,123	149,998	189,865
High Speed Data subscribers	290,007	295,360	222,874	196,731	137,072
Summary Cash Flow Data:
Net cash provided by operating activities	$150,323	$57,505	$264,504	$340,590	$271,628
Net cash used in investing activities	(177,391)	(283,332)	(137,216)	(212,542)	(210,298)
Net cash provided by (used in) financing activities	66,098	296,152	(127,288)	(128,048)	(61,330)
Balance Sheet Data (at period end):
Cash, excluding restricted cash of $4,036 and $68,503 at December 31, 2009 and 2008	$109,355	$70,325	$—	$—	$—
Property, plant and equipment, net	1,950,435	2,013,515	1,628,066	1,701,425	1,738,448
Total assets	3,172,122	3,335,940	1,938,172	2,044,796	2,181,826
Total long term debt	2,515,446	2,470,253	—	—	—
Total stockholders' equity (deficit)	(218,427)	23,786	1,119,162	1,211,913	1,267,694

(1)
Interest expense includes amortization of debt issue costs aggregating $3.8 million and $3.2 million for the fiscal years ended December 31, 2009 and 2008, respectively, as well as amortization of debt discount of $0.5 million and $0.4 million for the fiscal years ended December 31, 2009 and 2008, respectively. Debt issue costs of $23.8 million on the Pre-petition Credit Facility and $9.9 million of discount on the Notes were written off following the filing of the Chapter 11 Cases in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt. These write-offs are included in Reorganization items.

(2)
Total access line equivalents includes voice access lines and high speed data lines, which include DSL lines, wireless broadband, cable modem and fiber-to-the-premises.

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

        On October 26, 2009, the Company filed the Chapter 11 Cases. For a description of the Chapter 11 Cases and the Plan, see "Item. 1—Business—Chapter 11 Cases."

  Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, television and broadband product offerings. We operate in 18 states with 1.6 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2009.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability during 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the Cutover.

        We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the FCC generally exercises jurisdiction over the facilities and services of communications common carriers, such as FairPoint, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers' facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the 1996 Act, which amended the Communications Act of 1934, state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont will convert to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Legacy FairPoint ILECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the

"all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

        From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back-office functions in the Maine, New Hampshire and Vermont operations we acquired from Verizon. These services were provided by Verizon under the Transition Services Agreement through January 30, 2009. On January 30, 2009, we began the Cutover, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel. During the period from January 23, 2009 until January 30, 2009, all retail orders were taken manually and following the Cutover were entered into the new systems. From February 2, 2009 through February 9, 2009, we manually processed only emergency orders, although we continued to provide repair and maintenance services to all customers.

        Following the Cutover, many of these systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues as well as issues with communication between the systems. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations.

        We have since worked diligently to remedy these issues. The order backlog has been reduced significantly and order handle times continue to be reduced. Provisioning of new orders has steadily improved and call volumes into the customer service centers have returned to pre-Cutover levels. In addition, systems functionality supporting our collection efforts continues to improve, but certain functionality is not fully operational. As a result of these functionality issues and past billing issues, our efforts to collect past due amounts continue to be hampered. During the third quarter of 2009, we revised the methodology of calculating the allowance for doubtful accounts based on recent collections experience. The issues discussed above and the change in methodology resulted in a significant increase in our allowance for doubtful accounts during the third quarter of 2009. Overall, delays in implementing the collections software functionality, together with other Cutover issues, have caused an increase in accounts receivable, which has adversely impacted our liquidity.

        Because of these Cutover issues, during the year ended December 31, 2009 we incurred $28.8 million of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

        In addition to the significant incremental expenses we incurred as a result of these Cutover issues, we were unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe had an adverse effect on our business, financial condition, results of operations and liquidity.

        As a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

  Basis of Presentation

        On March 31, 2008, the Merger between Spinco and Legacy FairPoint was completed. In connection with the Merger and in accordance with the terms of the Merger Agreement, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the Merger. While FairPoint was the surviving entity in the Merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for the nine months ended December 31, 2008 in this Annual Report reflects the actual results of the consolidated Company (FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Annual Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2009 and 2008. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the Merger. The statements of operations in this Annual Report may not be indicative of the Company's future results. For more information, see note 1 to the "Consolidated Financial Statements."

        Management views our business of providing voice, data and communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.

        The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. For further discussion, see note 1 to the "Consolidated Financial Statements."

Revenues

        We derive our revenues from:

  •
  Local calling services.  We receive revenues from our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from UNEs, interconnection revenues from competitive LECs and wireless carriers, and some data transport revenues.

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

  •
  Interstate access revenue.  Interstate access charges to long distance carriers and other customers are based on access rates filed with the FCC. These revenues also include Universal Service Fund payments for high-cost loop support, local switching support, long term support and ICLS.

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

        The following summarizes our revenues and percentage of revenues from these sources:

	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	Revenue (In thousands)			% of Revenue
Local calling services	$440,731	$560,791	$569,061	39%	44%	48%
Access	381,423	370,809	326,974	34	29	27
Long distance services	147,672	186,830	176,397	13	15	15
Data and Internet services	109,942	114,906	83,214	10	9	7
Other services	46,993	41,283	41,819	4	3	3

Total	$1,126,761	$1,274,619	$1,197,465	100%	100%	100%

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

        Because the Verizon Northern New England business had been operating as the LEC of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Verizon Northern New England business for the three months ended March 31, 2008 and the year ended December 31, 2007 include approximately $58 million and $259 million, respectively, of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. During the one month ended January 2009 and nine months ended December 31, 2008, we operated under the Transition Services Agreement, under which we incurred $15.9 million and $148.6 million of expenses, respectively. Subsequent to January 30, 2009, we have performed these services internally or obtained them from third-party service providers and not from Verizon.

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

Results of Operations

        The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparisons of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2009	% of revenue	2008	% of revenue	2007	% of revenue
Revenues	$1,126,761	100.0%	$1,274,619	100.0%	$1,197,465	100.0%
Operating expenses
Cost of services and sales	514,935	45.7	576,786	45.3	555,954	46.4
Selling, general and administrative expense	425,642	37.8	384,388	30.2	288,762	24.1
Depreciation and amortization	275,334	24.4	255,032	20.0	233,231	19.5

Total operating expenses	1,215,911	107.9	1,216,206	95.5	1,077,947	90.0

Income (loss) from operations	(89,150)	(7.9)	58,413	4.5	119,518	10.0

Other income (expense):
Interest expense	(204,919)	(18.2)	(162,040)	(12.7)	(70,581)	(5.9)
Gain (loss) on derivative instruments	12,320	1.1	(11,800)	(0.9)	—	—
Gain on early retirement of debt	12,357	1.1	—	—	—	—
Other nonoperating, net	2,000	0.2	3,494	0.3	3,350	0.3

Total other expense	(178,242)	(15.8)	(170,346)	(13.3)	(67,231)	(5.6)

Income (loss) before reorganization items and income taxes	(267,392)	(23.7)	(111,933)	(8.8)	52,287	4.4
Reorganization items	(53,018)	(4.7)	—	—	—	—

Income (loss) before income taxes	(320,410)	(28.4)	(111,933)	(8.8)	52,287	4.4
Income tax benefit (expense)	79,014	7.0	43,408	3.4	(19,459)	(1.6)

Net income (loss)	$(241,396)	(21.4)%	$(68,525)	(5.4)%	$32,828	2.8%

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

  Revenues

        Revenues decreased $147.9 million to $1,126.8 million in 2009 compared to 2008. The acquisition of Legacy FairPoint contributed $245.5 million and $196.7 million to total revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, combined total revenue would have decreased $196.7 million. Revenues in each of our revenue categories have been impacted by the weakness of the economy during 2008 and 2009, which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Our revenues have also been adversely impacted by the effects of competition and the use of alternative technologies. Additionally, because of Cutover issues that prevented us from executing fully on our operating plan for 2009, as well as detrimental effects of the Chapter 11 Cases, our revenue has continued to decline. We derived our revenues from the following sources:

        Local calling services.    Local calling service revenues decreased $120.1 million to $440.7 million in 2009. This decrease is partially attributable to a reduction in revenue totaling $26.0 million for the year ended December 31, 2009 for service quality penalties incurred in the northern New England states coupled with an 11.3% decline in total voice access lines in service at December 31, 2009 compared to

December 31, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution. Legacy FairPoint contributed $72.2 million and $62.0 million to local revenue for the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, local calling service revenues would have decreased $130.3 million.

        Access.    Access revenues increased $10.6 million to $381.4 million in 2009 compared to 2008. Legacy FairPoint contributed $93.5 million and $71.4 million to access revenues for the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, access revenues would have decreased $11.5 million. Of this decrease, $9.5 million is attributable to a decrease in interstate access revenues and $2.0 million is attributable to a decrease in intrastate access revenues. Decreases in interstate and intrastate access revenues are attributable to decreases in access rates and minutes of use compared to 2008, reflecting the impact of access line loss and technology substitution as well as weakness of the economy.

        Long distance services.    Long distance services revenues decreased $39.2 million to $147.7 million in 2009 compared to 2008. Legacy FairPoint contributed $26.2 million and $22.6 million to long distance revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, long distance revenues would have decreased $42.8 million. The decrease is primarily attributable to a decrease in the number of subscriber lines in 2009 due to technology substitution and the weakness of the economy, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.

        Data and Internet services.    Data and Internet services revenues decreased $5.0 million to $109.9 million in 2009 compared to 2008. Legacy FairPoint contributed $36.6 million and $27.6 million to data and Internet services revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, data and Internet services would have decreased $14.0 million. This decrease is primarily due to a slowing in our high speed data subscriber growth, caused by the absence of promotional advertising on our data and Internet products due to Cutover issues as well as the weakness of the economy.

        Other services.    Other services revenues increased $5.7 million to $47.0 million in 2009 compared to 2008. Legacy FairPoint contributed $16.9 million and $13.1 million to other services revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, other services revenue would have increased $1.9 million.

  Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $61.9 million to $514.9 million in 2009 compared to 2008. Legacy FairPoint contributed $88.7 million and $80.5 million to cost of services and sales in the years ended December 31, 2009 and 2008, respectively. Also included in cost of services and sales for the years ended December 31, 2009 and 2008 are $6.1 million and $56.7 million, respectively, of expenses related to the Transition Services Agreement, which was terminated on January 30, 2009. Excluding the impact of the Merger and the Transition Services Agreement, cost of services and sales would have declined $19.5 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the Merger and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems, which has more than offset direct costs incurred by us to operate our Northern New England operations.

        Selling, general and administrative.    Selling, general and administrative expenses increased $41.3 million to $425.6 million in 2009 compared to 2008. Legacy FairPoint contributed $79.2 million and $38.1 million to selling, general and administrative expenses in the years ended December 31, 2009 and 2008, respectively. Included in selling, general and administrative expenses in the years ended December 31, 2009 and 2008 are $9.8 million and $91.9 million, respectively, of expenses related to the

Transition Services Agreement, and $28.0 million and $52.2 million, respectively of non-recurring Cutover related costs. Excluding the impact of the Merger and the Transition Services Agreement, selling, general and administrative expenses would have increased $106.4 million. The increase is primarily due to a $30.8 million increase in bad debt expense, increases in other operating expenses, some of which is attributable to the methodology utilized by Verizon to allocate certain expenses to selling, general and administrative expenses prior to the Cutover to our own operating systems, as well as $11.1 million in costs incurred to effect a restructuring of our capital structure prior to filing bankruptcy.

        Depreciation and amortization.    Depreciation and amortization increased $20.3 million to $275.3 million in 2009 compared to 2008. Legacy FairPoint contributed $36.7 million and $27.8 million to depreciation and amortization expense in the years ended December 31, 2009 and 2008, respectively. Excluding the impact of the Merger, depreciation and amortization expense would have increased $11.4 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement. Also contributing to the increase in depreciation and amortization expense is an increase of $5.6 million in amortization expense on intangible assets acquired in the Merger, as no such amortization was recognized during the first quarter of 2008, prior to the Merger.

        Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.1 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively.

  Other Results

        Interest expense.    Interest expense increased $42.9 million to $204.9 million in 2009 compared to 2008. This increase is due to the debt that we incurred upon and subsequent to the closing of the Merger. Accrued and unpaid interest on the Old Notes exchanged in the Exchange Offer through July 28, 2009 was paid on July 29, 2009 in the form of additional New Notes totaling $18.9 million. Accrued and unpaid interest on the New Notes from July 29, 2009 through September 30, 2009 is payable in the form of additional New Notes totaling $12.2 million. This $31.1 million interest expense paid or payable in the form of New Notes has been treated as non-cash for purposes of our financial debt covenants under the Pre-petition Credit Facility. Additionally, upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps in accordance with the Reorganizations Topic of the ASC as it is unlikely that such interest expense will be paid or will become an allowed priority, secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Gain (loss) on derivative instruments.    Gain (loss) on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the years ended December 31, 2009 and 2008, respectively, we recognized a net non-cash gain of $12.3 million and a net non-cash loss of $11.8 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties.

        Gain on early retirement of debt.    Gain on early retirement of debt represents $13.2 million net gains recognized on the repurchase of $19.9 million aggregate principal amount of the Old Notes during the year ended December 31, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with the Pre-petition Credit Facility.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale of equipment. Other income decreased $1.5 million to $2.0 million in 2009 compared to 2008.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the year ended December 31, 2009 and 2008 was 24.7% benefit and 38.8% benefit, respectively. The significant decrease in the effective tax rate is due primarily to an increase in our deferred tax valuation allowance, as well as non-deductible restructuring charges and post-petition interest.

        Net income (loss).    Net loss for the year ended December 31, 2009 was $(241.4) million compared to net loss of $(68.5) million for the year ended December 31, 2008. The difference in net loss between 2009 and 2008 is a result of the factors discussed above.

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

        Local calling services.    Local calling service revenues decreased $8.3 million to $560.8 million in 2008. This decrease is primarily due to a 12.3% decline in total voice access lines in service at December 31, 2008 compared to December 31, 2007. The revenue decline was mainly driven by the effects of competition and technology substitution. Legacy FairPoint contributed $62.0 million to local revenue for the year ended December 31, 2008. Excluding the impact of the Merger, local calling service revenues would have decreased $70.3 million compared to 2007.

        Access.    Access revenues increased $43.8 million to $370.8 million in 2008 compared to 2007. Legacy FairPoint contributed $71.4 million to access revenues for the year ended December 31, 2008. Excluding the impact of the Merger, access revenues would have decreased by $27.6 million. Of this decrease, $22.9 million is attributable to a decrease in interstate access revenues and $4.7 million is attributable to a decrease in intrastate access revenues. Decreases in interstate and intrastate access revenues are attributable to decreases in access rates and minutes of use compared to 2007. Interstate and intrastate switched minutes of use declined 13.7% and 5.0%, respectively, in the year ended December 31, 2008 compared to the year ended December 31, 2007, reflecting the impact of access line loss and technology substitution.

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

        Selling, general and administrative.    Selling, general and administrative expenses increased $95.6 million to $384.4 million in 2008 compared to 2007. Legacy FairPoint contributed $38.1 million to selling, general and administrative expenses in the year ended December 31, 2008. Included in selling, general and administrative expenses in the year ended December 31, 2008 are $91.9 million of Transition Services Agreement expenses, and $52.2 million of non-recurring related costs (which the Company is allowed to add back to adjusted EBITDA under its Pre-petition Credit Facility). Excluding the impact of the Merger and the Transition Services Agreement, selling, general and administrative expenses would have decreased $86.6 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the Merger, which has more than offset direct costs incurred by us to operate our Northern New England operations.

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

        Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $4.4 million and $11.0 million for the years ended December 31, 2008 and 2007, respectively.

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

Liquidity and Capital Resources

        On October 26, 2009, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Company. See "Part 1—Item 1. Business—Chapter 11 Cases" for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors."

        Our short term and long term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; and (iii) working capital requirements as may be needed to support and grow our business. Notwithstanding the direct impact of the Chapter 11 Cases on our liquidity, including the stay of payments on our indebtedness, our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity during the pendency of the Chapter 11 Cases will be cash flow from operations, cash on hand and funds available under the DIP Credit Agreement. We expect that after the Effective Date, our short term and long term liquidity needs will continue to arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; and (iii) working capital requirements as may be needed to support and grow our business. We expect that our primary sources of liquidity after the Effective Date will be cash flow from operations, cash on hand and funds available under the Exit Facility Loans.

        The Chapter 11 Cases were filed to gain liquidity for our continuing operations while we restructure our balance sheet to allow us to be a viable going concern. Our continuation as a going concern is contingent upon, among other things, our ability: (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain confirmation of the Plan under the Bankruptcy Code; (iii) to generate sufficient cash flow from operations; and (iv) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring under the Bankruptcy Code is critical to our continued viability and long-term liquidity. While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court on November 18, 2009, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered a final order in connection with the DIP Credit Agreement, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. For a further description of the DIP Credit Agreement and the terms thereof, see "Part 1—Item 1. Business—Chapter 11 Cases—Debtor-in-Possession Financing." Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term. As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $1.6 million had been issued under the DIP Credit Agreement.

        Cash and cash equivalents at December 31, 2009 totaled $109.4 million compared to $70.3 million at December 31, 2008, excluding restricted cash of $4.0 million and $68.5 million, respectively.

        Net cash provided by operating activities was $150.3 million, $57.5 million and $264.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Net cash used in investing activities was $177.4 million, $283.3 million and $137.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. These cash flows primarily reflect capital expenditures of $178.8 million, $297.0 million and $149.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the year ended December 31, 2008.

        Net cash provided by (used in) financing activities was $66.1 million, $296.2 million and $(127.3) million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, net proceeds from FairPoint's issuance of long term debt were $50.0 million, repayment of long term debt was $20.8 million and dividends paid to stockholders was $23.0 million. Additionally, $65.1 million was released from restricted cash during the year ended December 31, 2009. For the year ended December 31, 2008, net proceeds from FairPoint's issuance of long-term debt were $1,930.0 million, repayment of long-term debt was $687.5 million and dividends to stockholders was $1,220.0 million, of which $1,160.0 million was paid to Verizon by Spinco in connection with the Merger.

        We expect our capital expenditures will be approximately $190 million to $210 million in 2010. However, this expectation does not take into account the effect that the filing of the Chapter 11 Cases will have on the capital expenditure requirements imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the to the approval of the Merger and whether such requirements will be enforceable against us in the future. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the DIP Credit Agreement and, after the Effective Date, the Exit Facility.

        We expect our contributions to our Company sponsored employee pension plans and post-retirement medical plans will be approximately $1.0 million in 2010.

        For a further description of the background to the filing of the Chapter 11 Cases, see "Part 1—Item 1. Business—Chapter 11 Cases—Background to the Filing of the Chapter 11 Cases."

Our Pre-petition Credit Facility

        Our $2,030 million Pre-petition Credit Facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, a senior secured term loan A facility in an aggregate principal amount of $500 million (the "Term Loan A Facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130 million (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan") and a delayed draw term loan facility in an aggregate principal amount of $200 million (the "Delayed Draw Term Loan"). Spinco drew $1,160 million under the Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger.

        Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008, the administrative agent under our Pre-petition Credit Facility (the "administrative agent") filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, we entered into an amendment to our Pre-petition Credit Facility (the "Pre-petition Credit Facility Amendment") under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to us.

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

        As of December 31, 2009, we had borrowed $150.0 million under the Revolving Credit Facility and letters of credit had been issued for $18.6 million. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2009, no funds remained available under the Revolving Credit Facility.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolving Credit Facility and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan are repayable in quarterly installments in the manner set forth in our Pre-petition Credit Facility.

        Borrowings under our Pre-petition Credit Facility bear interest at variable interest rates. Interest rates for borrowings under our Pre-petition Credit Facility are, at our option, for the Revolving Credit Facility and for the Term Loans at either (a) the Eurodollar rate, as defined in the Pre-petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-petition Credit Facility, plus an applicable margin.

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

        Scheduled amortization payments on our Pre-petition Credit Facility began in 2009. No principal payments are due on the Notes prior to their maturity. As a result of the Chapter 11 Cases, we do not expect to make any additional principal or interest payments on our pre-petition debt.

        For the year ended December 31, 2009, we repaid $8.4 million of principal under the Term Loan A Facility and $6.1 million of principal under the Term Loan B Facility.

        Prior to the filing of the Chapter 11 Cases, we failed to make principal and interest payments due under our Pre-petition Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under our Pre-petition Credit Facility. An event of default under our Pre-petition Credit Facility permits the lenders under our Pre-petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to us. The occurrence of an event of default under the Pre-petition Credit Facility constituted an event of default under the Swaps. In addition, we failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        In addition, as a result of the Restatement, we determined that we were not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under our Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

Our Pre-petition Notes

        Spinco issued, and we assumed in the Merger, $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually, in cash, on April 1 and October 1. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). $9.9 million of discount on the Notes was written off following the filing of the Chapter 11 Cases in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt.

        Upon the consummation of the Exchange Offer and the corresponding consent solicitation, substantially all of the restrictive covenants in the indenture governing the Old Notes were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.

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

        During the year ended December 31, 2009, we repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, we retired $34.5 million of outstanding debt during the year ended December 31, 2009.

        Prior to the filing of the Chapter 11 Cases, we failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes. See "Part 1—Item 1. Business—Chapter 11 Cases—Defaults Under Outstanding Debt Instruments."

        In addition, as a result of the Restatement, we determined that we were not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under our Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

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

        We also had the availability of $49.2 million contributed to us by the Verizon Group, and $1.1 million in interest earned thereon, to make capital and operating expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by us and approved by the NHPUC. These funds were reflected on the Company's March 31, 2009 balance sheet as restricted cash to be used only in accordance with the NH 2008 Settlement. During the three months ended June 30, 2009, we requested that these funds be made available for general working capital purposes. By letter, dated as of May 12, 2009, the NHPUC approved our request, conditioned upon our commitment to invest funds on certain NHPUC approved network improvements in New

Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

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

        We expect that the orders by the PUCs in Maine, New Hampshire and Vermont will be amended based on regulatory settlements that we negotiated in connection with the Chapter 11 Cases and the Plan. See "Item. 1—Business—Chapter 11 Cases."

        On January 30, 2009, we entered into the Transition Agreement with Verizon in connection with the Cutover of certain back-office systems, as contemplated by the Transition Services Agreement. The Transition Services Agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at Cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the Transition Agreement resulted in a $22.7 million improvement in our cash flow for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of December 31, 2009 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities(a)	2,515,446	45,000	122,025	391,050	1,957,371
Interest payments on long-term debt obligations(b)(c)	639,573	135,201	259,568	220,175	24,629
Capital lease obligations	9,982	3,033	3,749	3,095	105
Operating leases	45,584	11,007	16,728	10,198	7,651

Total obligations	3,210,585	194,241	402,070	624,518	1,989,756

(a)
Includes $550.0 million of the Notes. Long-term debt maturities represent the normal contractual payment schedule. All payments have been stayed by the filing of the Chapter 11 Cases. All obligations under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the consolidated financial statements. See note 9 to the consolidated financial statements for more information.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

(c)
Interest payments on long-term debt represent the normal contractual interest payment schedule, based on default rates as defined in the Pre-petition Credit Facility. All payments have been stayed by the filing of the Chapter 11 Cases.

        The following table discloses aggregate information about our derivative financial instruments as of December 31, 2009, the source of carrying value of these instruments and their maturities.

	Carrying Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(98,833)	(98,833)	—	—	—

(1)
Upon filing Chapter 11 bankruptcy, the derivative financial instruments were terminated by the counterparties. Accordingly, the carrying value of the Swaps at December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 8 to the consolidated financial statements for more information.

(2)
The Swaps have been classified as liabilities subject to compromise in the consolidated financial statements. See note 8 to the consolidated financial statements for more information.

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

  •
  Accounting for software development costs; and

  •
  Purchase accounting.

        Revenue Recognition.    We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for local telephone, long distance, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period. We make estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At December 31, 2009, we recorded revenue reserves of $22.6 million.

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

        Valuation of Long-lived Assets, Including Goodwill.    We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review goodwill and non-amortizable intangible assets for impairment on an annual basis. Several factors could trigger an impairment review such as:

  •
  significant underperformance relative to expected historical or projected future operating results;

  •
  significant regulatory changes that would impact future operating revenues;

  •
  significant negative industry or economic trends; and

  •
  significant changes in the overall strategy in which we operate our overall business.

        Goodwill was $595.1 million at December 31, 2009. We have recorded intangible assets related to the acquired companies' customer relationships and trade name of $251.7 million as of December 31, 2009. As of December 31, 2009, there was $39.9 million of accumulated amortization recorded. The customer relationships are being amortized over a weighted average life of approximately 9.7 years. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our consolidated balance sheet.

        We are required to perform an impairment review of goodwill and non-amortizable intangible assets as required by the Intangibles-Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders' equity balance. As of December 31, 2009, shareholders' deficit totaled $218.4 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

        Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.

        We performed step one of our annual goodwill impairment assessment as of October 1, 2009 and concluded that there was no indication of impairment at that time. In light of the Chapter 11 Cases, we performed an interim goodwill impairment assessment as of December 31, 2009 and determined that goodwill was not impaired.

        Our only non-amortizable intangible asset is the trade name of Legacy FairPoint acquired in the Merger. Consistent with the valuation methodology used to value the trade name at the Merger, we assess the fair value of the trade name based on the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. We performed our annual non-amortizable intangible asset impairment assessment as of October 1, 2009 and concluded that there was no indication of impairment at that time. In light of the Chapter 11 Cases, we performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2009 and determined that our trade name was not impaired.

        For our non-amortizable intangible asset impairment assessments at October 1, and December 31, 2009, we made certain assumptions including an estimated royalty rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows of our consolidated FairPoint Communications, Inc. business, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may have resulted in the recognition of an impairment loss.

        We determined as of December 31, 2009 that a possible impairment of long-lived assets was indicated by the filing of the Chapter 11 Cases as well as a significant decline in the fair value of our common stock. In accordance with the Property, Plant, and Equipment Topic of the ASC, we performed a recoverability test, based on undiscounted projected future cash flows associated with our long-lived assets, and determined that long-lived assets were not impaired at that time.

        While no impairment charges resulted from the analyses performed at October 1, and December 31, 2009, asset values may be adjusted in the future due to the outcome of the Chapter 11 Cases or the application of "fresh start" accounting upon the Company's emergence from Chapter 11.

        Accounting for Software Development Costs.    We capitalize certain costs incurred in connection with developing or obtaining internal use software in accordance with the Intangibles-Goodwill and Other Topic of the ASC. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

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

        On August 28, 2009, we adopted the accounting standard update regarding the measurement of liabilities at fair value. This update clarifies the valuation techniques that should be used to measure liabilities that are carried at fair value on a company's statement of financial position. This update is effective for interim or annual financial periods beginning after August 28, 2009. The adoption of this update had no impact on our consolidated results of operations and financial position.

        On December 15, 2009, we adopted the update to the accounting standard regarding employers' disclosures about postretirement benefit plan assets which requires the Company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard had no impact on our consolidated results of operations and financial position.

Inflation

        We do not believe inflation has a significant effect on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2009, we had total debt of $2,515.4 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 6.750% to 13.125% per annum, including applicable margins. As of December 31, 2009, the fair value of our debt was approximately $1,619.9 million. Our Term Loan A Facility and Revolving Credit Facility mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Notes mature in 2018.

        We use variable and fixed rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These Swaps effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, we made a payment if the variable rate was below the fixed rate, or we received a payment if the variable rate was above the fixed rate. Pursuant to our Pre-petition Credit Facility, we were required to reduce the risk of interest rate volatility with respect to at least 50% of our Term Loan borrowings.

        In connection with the Chapter 11 Cases, all of the Swaps were terminated by the respective counterparties thereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on Internal Control Over Financial Reporting

        We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on such evaluation, management determined that the Company's internal control over financial reporting was not effective as of December 31, 2009 because the following material weaknesses in internal control over financial reporting existed during 2009:

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

        The Company's financial statements included in this annual report have been audited by Ernst & Young LLP, independent registered public accounting firm. Ernst & Young LLP has also provided an attestation report on the Company's internal control over financial reporting.

/s/ DAVID L. HAUSER
David L. Hauser Chairman and Chief Executive Officer

/s/ LISA R. HOOD
Lisa R. Hood Senior Vice President and Corporate Controller,
Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. (Debtors-in-Possession):

        We have audited FairPoint Communications, Inc.'s (Debtors-in-Possession) (the "Company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

        Management has identified material weaknesses in its information technology controls, including revenue transactions, and the oversight and review procedures designed to monitor its period-end accounting activities. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2009. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated May 27, 2010, which expressed an unqualified opinion on those financial statements that included an explanatory paragraph regarding the Company's ability to continue as a going concern.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, FairPoint Communications, Inc. (Debtors-in-Possession) has not maintained effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
May 27, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FairPoint Communications, Inc. (Debtors-in-Possession):

        We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. (Debtors-in-Possession) (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive (loss) income and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has defaulted on loan obligations and has filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 3, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc.'s (Debtors-in-Possession) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2010 expressed an adverse opinion thereon.

/s/  ERNST & YOUNG LLP

Charlotte, North Carolina
May 27, 2010

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors In Possession)

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except share data)

	2009	2008
Assets
Current assets:
Cash	$109,355	$70,325
Restricted cash	2,558	8,144
Accounts receivable, net	154,095	175,036
Materials and supplies	18,884	38,694
Other	24,042	28,747
Deferred income tax, net	75,713	31,418

Total current assets	384,647	352,364

Property, plant, and equipment, net	1,950,435	2,013,515
Intangibles assets, net	211,819	234,481
Prepaid pension asset	8,808	8,708
Debt issue costs, net	680	26,047
Restricted cash	1,478	60,359
Other assets	19,135	21,094
Goodwill	595,120	619,372

Total assets	$3,172,122	$3,335,940

Liabilities and Stockholders' Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$—	$45,000
Current portion of capital lease obligations	—	2,231
Accounts payable	61,681	147,778
Dividends payable	—	23,008
Accrued interest payable	36	18,844
Interest rate swaps	—	41,274
Other non-operating accrued liability	—	19,000
Other accrued liabilities	44,004	72,334

Total current liabilities	105,721	369,469

Capital lease obligations	—	7,522
Accrued pension obligation	51,438	46,801
Employee benefit obligations	261,420	225,840
Deferred income taxes	115,742	154,757
Unamortized investment tax credits	4,788	5,339
Other long-term liabilities	15,100	35,492
Long-term debt, net of current portion	—	2,425,253
Interest rate swap agreements	—	41,681

Total long-term liabilities	448,488	2,942,685

Total liabilities not subject to compromise	554,209	3,312,154
Liabilities subject to compromise	2,836,340	—

Total liabilities	3,390,549	3,312,154

Stockholders' equity (deficit):
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 90,002,026 and 88,995,572 shares at December 31, 2009 and 2008, respectively	900	890
Additional paid-in capital	725,312	735,719
Retained deficit	(819,715)	(578,319)
Accumulated other comprehensive loss	(124,924)	(134,504)

Total stockholders' equity (deficit)	(218,427)	23,786

Total liabilities and stockholders' equity (deficit)	$3,172,122	$3,335,940

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors In Possession)

Consolidated Statements of Operations

Years ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	2009	2008	2007
Revenues	$1,126,761	$1,274,619	$1,197,465

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	514,935	576,786	555,954
Selling, general and administrative expense, excluding depreciation and amortization	425,642	384,388	288,762
Depreciation and amortization	275,334	255,032	233,231

Total operating expenses	1,215,911	1,216,206	1,077,947

Income (loss) from operations	(89,150)	58,413	119,518

Other income (expense):
Interest expense	(204,919)	(162,040)	(70,581)
Gain (loss) on derivative instruments	12,320	(11,800)	—
Gain on early retirement of debt	12,357	—	—
Other	2,000	3,494	3,350

Total other expense	(178,242)	(170,346)	(67,231)

Income (loss) before reorganization items and income taxes	(267,392)	(111,933)	52,287
Reorganization items	(53,018)	—	—

Income (loss) before income taxes	(320,410)	(111,933)	52,287
Income tax (expense) benefit	79,014	43,408	(19,459)

Net income (loss)	$(241,396)	$(68,525)	$32,828

Weighted average shares outstanding:
Basic	89,271	80,443	53,761

Diluted	89,271	80,443	53,761

Earnings per share:
Basic	$(2.70)	$(0.85)	$0.61

Diluted	(2.70)	(0.85)	0.61

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors In Possession)

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended December 31, 2009, 2008 and 2007

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)	Total stockholders' equity (deficit)
			Additional paid-in capital	Retained earnings (deficit)
	Shares	Amount
Balance at December 31, 2006	53,761	$538	$484,383	$726,992	$—	$1,211,913

Net income	—	—	—	32,828	—	32,828
Net change in parent funding	—	—	—	(125,579)	—	(125,579)

Balance at December 31, 2007	53,761	$538	$484,383	$634,241	$—	$1,119,162

Net loss	—	—	—	(68,525)	—	(68,525)
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Exercise of restricted units	6	—	—	—	—	—
Issuance of restricted shares	50	—	—	—	—	—
Restricted stock cancelled for withholding tax	(15)	—	—	—	—	—
Forfeiture of restricted shares	(71)	—	—	—	—	—
Stock based compensation expense	—	—	4,408	—	—	4,408
Dividends declared	—	—	(69,010)	—	—	(69,010)
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	381,890	—	381,890
Net liabilities contributed back to Verizon	—	—	—	124,439	—	124,439
Employee benefit adjustment to comprehensive income	—	—	—	49,467	(134,504)	(85,037)

Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss				(241,396)		(241,396)
Exercise of restricted units	502	5	(5)	—	—	—
Issuance of restricted shares	524	5	(5)	—	—	—
Restricted stock cancelled for withholding tax	(20)	—	—	—	—	—
Restricted units cancelled for withholding tax	—	—	(430)	—	—	(430)
Stock based compensation expense	—	—	2,052	—	—	2,052
Net assets contributed back to Verizon	—	—	(12,019)	—	—	(12,019)
Employee benefit adjustment to comprehensive income	—	—	—	—	9,580	9,580

Balance at December 31, 2009	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors In Possession)

Consolidated Statements of Comprehensive (Loss) Income

Years ended December 31, 2009, 2008 and 2007

(in thousands, except per share data)

	2009	2008	2007
Net (loss) income	$(241,396)	$(68,525)	$32,828

Other comprehensive income (loss), net of taxes:
Defined benefit pension and post-retirement plans (net of $5.4 million tax expense and $56.4 million tax benefit, respectively)	9,580	(85,037)	—

Total other comprehensive income (loss)	9,580	(85,037)	—

Comprehensive (loss) income	$(231,816)	$(153,562)	$32,828

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors In Possession)

Consolidated Statements of Cash Flows

Years ended December 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(241,396)	$(68,525)	$32,828

Adjustments to reconcile net income (loss) to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(78,722)	(33,466)	(38,928)
Provision for uncollectible revenue	56,073	25,234	21,765
Depreciation and amortization	275,334	255,032	233,231
Non-cash interest expense	31,137	—	—
Post-retirement accruals	34,151	37,782	90,035
(Gain) loss on derivative instruments	(12,320)	11,800	—
Gain on early retirement of debt, excluding cash fees	(12,477)	—	—
Non-cash reorganization costs	43,964	—	—
Other non cash items	28,742	(19,671)	904
Changes in assets and liabilities arising from operations:
Accounts receivable	(32,470)	(34,693)	(1,477)
Prepaid and other assets	19,063	(12,713)	9,642
Accounts payable and accrued liabilities	(12,435)	(110,264)	(11,159)
Accrued interest payable	61,312	18,562	—
Other assets and liabilities, net	(9,633)	4,648	(72,337)
Other	—	(16,221)	—

Total adjustments	391,719	126,030	231,676

Net cash provided by operating activities	150,323	57,505	264,504

Cash flows from investing activities:
Acquired cash balance, net	—	11,401	—
Net capital additions	(178,752)	(296,992)	(149,458)
Net proceeds from sales of investments and other assets	1,361	2,259	12,242

Net cash used in investing activities	(177,391)	(283,332)	(137,216)

Cash flows from financing activities:
Loan origination costs	(3,046)	(29,238)	—
Proceeds from issuance of long-term debt	50,000	1,930,000	—
Repayments of long-term debt	(20,848)	(687,491)	—
Contributions from (to) Verizon	—	373,590	(125,579)
Restricted cash	65,114	(68,503)	—
Repayment of capital lease obligations	(2,126)	(2,247)	(1,709)
Dividends paid to stockholders	(22,996)	(1,219,959)	—

Net cash provided by (used in) financing activities	66,098	296,152	(127,288)

Net increase in cash	39,030	70,325	—
Cash, beginning of period	70,325	—	—

Cash, end of period	$109,355	$70,325	$—

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$106,861	$124,721	$—
Income taxes paid, net of refunds	(563)	(9,313)	56,028
Non-cash equity consideration	—	316,290	—
Non-cash issuance of senior notes	18,911	551,000	—
Capital additions included in accounts payable or liabilities subject to compromise at period-end	31,621	—	—
Reorganization costs paid	1,182	—	—

See accompanying notes to consolidated financial statements.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases

(a) Organization

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint is the seventh largest telephone company in the United States based on the number of access lines as of December 31, 2009. FairPoint operates in 18 states with approximately 1.6 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of December 31, 2009.

(b) Principles of Consolidation and Basis of Presentation

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for the three months ended December 31, September 30, and June 30, 2008 in this Annual Report reflect the actual results of the consolidated Company (Legacy FairPoint and Spinco) for such periods. The statement of operations and the financial information derived from the statement of operations for all periods prior to April 1, 2008 in this Annual Report reflect the actual results of the Verizon Northern New England business for such periods. The balance sheet and financial information derived from the balance sheet in this Annual Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2009 and 2008. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits, and associated deferred taxes) were not distributed to Spinco prior to the Merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Verizon Northern New England business that were effectively contributed back to Verizon are reflected as net liabilities contributed back to Verizon on the statement of stockholders' equity contained herein. The statement of operations in this Annual Report may not be indicative of the Company's future results.

        In order to effect the Merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common shares outstanding, par

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

value, paid in capital and per share information included herein has been retroactively restated to give effect to the Merger.

  Historical Verizon Northern New England business

        The Verizon Northern New England business, prior to the Merger, was comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company and Bell Atlantic Communications (collectively, "VLD"), Verizon Internet Services Inc. and GTE.Net LLC (collectively, "VOL"), and Verizon Select Services Inc. ("VSSI" and, together with Verizon New England, VLD and VOL, the "Verizon Companies").

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

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

  Financial Reporting in Reorganization

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to comply with the financial and other covenants contained in the DIP Credit Agreement and, after the Effective Date, the Exit Facility and the Bankruptcy Court's approval of the Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtor-in-possession under the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical consolidated financial statements. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

        The Reorganizations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed. The Company has applied the Reorganizations Topic of the ASC effective as of the Petition Date, and has segregated those items as outlined above for all reporting periods subsequent to such date.

(c) Liquidity

        The Company's short term and long term liquidity needs arise primarily from: (i) interest and principal payments on indebtedness; (ii) capital expenditures and (iii) working capital requirements as may be needed to support and grow the Company's business. The Company expects that after the Effective Date, its short term and long term liquidity needs will continue to arise primarily from: (i) interest and principal payments on indebtedness; (ii) capital expenditures; and (iii) working capital requirements as may be needed to support and grow the Company's business. The Company expects that its primary sources of liquidity after the Effective Date will be cash flow from operations, cash on hand and funds available under the Exit Facility Loans.

        On March 4, 2009, the Board of Directors suspended the payment of dividends on the Company's common stock.

        The Company's $2,030 million Pre-petition Credit Facility consists of a non-amortizing revolving facility in an aggregate principal amount of $200 million, the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan. Spinco drew $1,160 million under the Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, the Company borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008 the administrative agent under the Pre-petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009 the Company entered into the Pre-petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company. On January 27, 2009, the Company borrowed an additional

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

$50 million under the Revolving Credit Facility. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2009, no funds remained available under the Revolving Credit Facility.

        The Revolving Credit Facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which allows for issuances of standby letters of credit for the Company's account. The Pre-petition Credit Facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the Pre-petition Credit Facility and/or their affiliates.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolving Credit Facility and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan are repayable in quarterly installments in the manner set forth in the Pre-petition Credit Facility.

        Interest rates for borrowings under the Pre-petition Credit Facility are, at the Company's option, for the Revolving Credit Facility and for the Term Loans at either (a) the Eurodollar rate, as defined in the Pre-petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-petition Credit Facility, plus an applicable margin.

        The existing Pre-petition Credit Facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with affiliates.

        Borrowings under the Pre-petition Credit Facility bear interest at variable interest rates. Interest rates for borrowings under the Pre-petition Credit Facility are, at the Company's option, for the Revolving Credit Facility and for the Term Loans at either (a) the Eurodollar rate, as defined in the Pre-petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-petition Credit Facility, plus an applicable margin.

        The Pre-petition Credit Facility contains customary affirmative covenants and also contains negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with affiliates.

        Scheduled amortization payments on the Pre-petition Credit Facility began in 2009. No principal payments are due on the Notes prior to their maturity. As a result of the Chapter 11 Cases, the Company does not expect to make any additional principal or interest payments on the pre-petition debt.

        For the year ended December 31, 2009, the Company repaid $8.4 million of principal under the Term Loan A Facility and $6.1 million of principal under the Term Loan B Facility.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

        Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Pre-petition Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-petition Credit Facility. An event of default under the Pre-petition Credit Facility permits the lenders under the Pre-petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the Pre-petition Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

        Borrowings under the Pre-petition Credit Facility bear interest at variable interest rates. The Company entered into various interest rate swap agreements which are detailed in note 8, but the Swaps were terminated by the respective counterparties thereto in connection with the Chapter 11 Cases.

        Spinco issued, and the Company assumed in the Merger, $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually, in cash, on April 1 and October 1. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). $9.9 million of discount on the Notes was written off following the filing of the Chapter 11 Cases in order to adjust the carrying amount of the Company's pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for the Company's pre-petition debt.

        Upon the consummation of the Exchange Offer and the corresponding consent solicitation, substantially all of the restrictive covenants in the indenture governing the Old Notes were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.

        Pursuant to the Exchange Offer, on July 29, 2009, the Company exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount includes New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date). The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at the Company's option.

        In connection with the Exchange Offer and the corresponding consent solicitation, the Company also paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the consent solicitation prior to a specified early consent deadline.

        The New Indenture limits, among other things, the Company's ability to incur additional indebtedness, issue certain preferred stock, repurchase the Company's capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of the Company's subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.

        The New Indenture also restricts the Company's ability to pay dividends on or repurchase the Company's common stock under certain circumstances.

        During the year ended December 31, 2009, the Company repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, the Company retired $34.5 million of outstanding debt during the year ended December 31, 2009.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes. See "Part 1—Item 1. Business—Chapter 11 Cases—Defaults Under Outstanding Debt Instruments."

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the Administrative Agent. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20 million, pending a final hearing before the Bankruptcy Court. Pursuant to the Final DIP Order, the DIP Borrowers were permitted access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $1.6 million had been issued under the DIP Credit Agreement.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) July 26, 2010, which date can be extended up to three months at the request of the DIP Borrowers upon the prior written consent of the Required DIP Lenders with no fee payable by the DIP Borrowers in connection

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

with any such extension, (ii) the Effective Date (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

        Other material provisions of the DIP Credit Agreement include the following:

        Interest Rate and Fees.    Interest rates for borrowings under the DIP Credit Agreement are, at the DIP Borrowers' option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.

        Interest accrues from and including the date of any borrowing up to but excluding the date of any repayment thereof and is payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $400,000 was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of December 31, 2009, the DIP Borrowers are is in compliance with all covenants under the DIP Credit Agreement.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

        Events of Default.    The DIP Credit Agreement contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain defaults under ERISA, and the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final DIP Order and other matters related to the Chapter 11 Cases.

  DIP Pledge Agreement

        The DIP Pledgors entered into the DIP Pledge Agreement with the DIP Collateral Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Pledge Agreement, the DIP Pledgors provided to the DIP Collateral Agent for the secured parties identified therein, a security interest in the Pledge Agreement Collateral.

  DIP Subsidiary Guaranty

        The DIP Guarantors entered into the DIP Subsidiary Guaranty, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the DIP Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the DIP Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the DIP Guarantors further agreed to subordinate any indebtedness of the DIP Borrowers held by such DIP Guarantor to the indebtedness of the DIP Borrowers held by the secured parties under the DIP Financing.

  DIP Security Agreement

        The DIP Grantors entered into the DIP Security Agreement, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the DIP Grantors provided to the DIP Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any causes of action arising under Chapter 5 of the Bankruptcy Code and FCC licenses and authorizations by state regulatory authorities to the extent that any DIP Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

        As a condition to the approval of the Merger and related transactions by state regulatory authorities, the Company has agreed to make capital expenditures following the completion of the Merger. As a condition to the approval of the transactions by the state regulatory authority in Maine, the Company agreed that, following the closing of the Merger, the Company will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and an average of $47 million in the first three years. The Company is also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The order issued by the state regulatory authority in Vermont also requires the Company to make capital expenditures in Vermont during the first three years after the closing of the Merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and averaging $40 million per year in the first three years following the closing. Pursuant to the Vermont order, the Company is required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont the Company has also agreed to certain broadband build-out milestones that require the Company to reach 100% broadband availability in 50% of the Company's exchanges in Vermont, which could result in capital expenditures of $44 million over such period in addition to the minimum capital expenditures required by the Vermont order as set forth above.

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

        The Company also had the availability of $49.2 million contributed to the Company by the Verizon Group, and $1.1 million in interest earned thereon, to make capital and operating expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by the Company and approved by the NHPUC. These funds were reflected on the Company's March 31, 2009 balance sheet as restricted cash to be used only in accordance with the NH 2008 Settlement. During the three months ended June 30, 2009, we requested that these funds be made available for general working capital purposes. By letter, dated as of May 12, 2009, the NHPUC approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(1) Organization, Principles of Consolidation & Liquidity; Chapter 11 Cases (Continued)

        Additionally, the orders issued by the PUCs in Maine, New Hampshire and Vermont in connection with their approval of the Merger include a requirement that we pay the greater of $45 million or 90% of the Company's free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of the Company's indebtedness, until certain financial ratio tests have been satisfied.

        At this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against us in the future.

        The Company expects that the orders by the PUCs in Maine, New Hampshire and Vermont will be amended based on regulatory settlements that were negotiated in connection with the Chapter 11 Cases and the Plan. See "Item. 1—Business—Chapter 11 Cases."

Chapter 11 Cases

        For a description of the Chapter 11 Cases, see "Item. 1—Business—Chapter 11 Cases."

(2) Reorganization

        The Reorganizations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately in the statement of cash flows.

        The accompanying consolidated financial statements have been prepared in accordance with the Reorganizations Topic of the ASC. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company's consolidated statements of operations for the year ended December 31, 2009 include the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(2) Reorganization (Continued)

        The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of December 31, 2009.

  Reorganization Items

        Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

Year ended December 31, 2009
Non-cash debt adjustments(a)	$33,680
Non-cash interest rate swap adjustments(b)	10,284
Professional fees(c)	8,365
Employee retention(d)	689

Total reorganization items	$53,018

(a)
This amount includes the write-off of $23.8 million of deferred financing costs on the Pre-petition Credit Facility and $9.9 million of discount on the Notes in order to adjust the carrying amount of the debt to the Bankruptcy Court approved amount of the allowed claims for the debt.

(b)
The carrying value of the Swaps was adjusted to the termination value of the Swaps, as determined by the respective counterparties to the Swaps. The termination of the Swaps resulted from the filing of the Chapter 11 Cases.

(c)
Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(d)
Employment retention represents charges incurred relating to the execution of retention agreements with certain executives in accordance with the plan of reorganization.

Liabilities Subject to Compromise

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company has not received approval from the Bankruptcy Court to pay or otherwise honor. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the estimates of known or potential pre-Petition Date claims that are likely to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of the executory contracts and unexpired leases, the determination of the value securing claims, proofs of claim or other events.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(2) Reorganization (Continued)

        Liabilities subject to compromise at December 31, 2009 consisted of the following (amounts in thousands):

December 31, 2009
Senior secured credit facility	$1,965,450
Senior Notes	549,996
Interest rate swap	98,833
Accrued interest	74,406
Accounts payable	93,049
Other long-term liabilities	787
Other accrued liabilities	42,461
Capital lease obligations	7,627
Employee benefit obligations	3,731

Liabilities subject to compromise	$2,836,340

        Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full such as medical or retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items (e.g., salaries, vacation, etc).

        The classification of liabilities not subject to compromise versus liabilities subject to compromise is based on currently available information and analysis. As the Chapter 11 Cases proceed and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such change could be significant.

  Magnitude of Potential Claims

        The Company has filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the Company's assets and liabilities, subject to the assumptions filed in connection therewith. All of the schedules are subject to amendment or modification.

        Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a Chapter 11 case. The Bankruptcy Court established March 18, 2010 at 5:00 p.m. Eastern Time (the "General Bar Date") as the last date and time for all non-governmental entities to file a proof of claim against the Debtors and April 26, 2010 at 5:00 p.m. Eastern Time (the "Governmental Bar Date", and together with the General Bar Date, the "Bar Dates") as the last date and time for all governmental entities to file a proof of claim against the Company. Subject to certain exceptions, the Bar Dates apply to all claims against the Debtors that arose prior to the Petition Date.

        As of May 3, 2010, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, none of which have been withdrawn. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Company has identified, and expects to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(2) Reorganization (Continued)

or superseded, are without merit, are overstated or for other reasons. As of May 3, 2010, the Bankruptcy Court has disallowed $1.0 billion of these claims and has not yet ruled on the Company's other objections to claims, the disputed portions of which aggregate to an additional $2.4 million. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

        Through the claims resolution process, differences in amounts scheduled by the Company and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after the Company's emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

(3) Summary of Significant Accounting Policies

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

(b) Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's PUC. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other LECs. These charges are billed based on toll or access tariffs approved by the local state's PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the FCC.

        Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUCs' (intrastate) or the FCC's (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate of return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company's estimates.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

        Revenue is recognized net of tax collected from customers and remitted to governmental authorities.

        Management makes estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At December 31, 2009, the Company recorded revenue reserves of $22.6 million.

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

(e) Restricted Cash

        As of March 31, 2008, the closing date of the Merger, the Company had $80.9 million of restricted cash (the "Merger Restricted Cash"). The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the "New Hampshire Funds"). During the three months ended June 30, 2009, the Company requested that the New Hampshire Funds be made available for general working capital purposes. By letter dated May 12, 2009, the NHPUC approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. This investment commitment is inclusive of the $50 million previously required by the NHPUC.

        As of December 31, 2009, the Company had released $79.2 million of the restricted cash, including $1.4 million in interest earned on such restricted cash, for approved expenditures under the required projects and had forfeited an additional $0.5 million to the Vermont Board due to an inability to spend the full $12.5 million allocated for such projects in the 2008 calendar year. Included in the $79.2 million of restricted cash released for approved expenditures is $12.5 million to be spent during the 2009

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

calendar year on service quality improvements under a performance enhancement plan in Vermont. The Company failed to fulfill its obligation to spend the full $12.5 million allocated for such projects in the 2009 calendar year. As a result, the Company accrued and subsequently paid an additional $0.5 million forfeiture to the Vermont Board. As of December 31, 2009, $2.6 million of the Merger Restricted Cash remains for removal of double poles in Vermont. As of December 31, 2009, the Company also had $1.4 million of cash restricted for other purposes.

        As of December 31, 2009, the Company had $4.0 million of restricted cash of which $2.5 million is shown in current assets and $1.5 million is shown as a non-current asset on the Consolidated Balance Sheet.

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

        The following is activity in the Company's allowance for doubtful accounts receivable for the years ended December 31 (in thousands):

	2009	2008	2007
Balance, beginning of period	$20,340	$25,585	$19,514
Acquisition of Legacy FairPoint	—	1,832	—
Contributed back to Verizon	—	(9,356)	—
Provision charged to expense	56,073	25,234	21,765
Provision charged to other accounts (a)	(91)	5,419	4,728
Amounts written off, net of recoveries	(10,293)	(28,374)	(20,422)

Balance, end of period	$66,029	$20,340	$25,585

(a)
Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

(g) Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are principally

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

related to receivables from other interexchange carriers and are otherwise limited to the Company's large number of customers in several states.

        The Company sponsors pension and post-retirement healthcare plans for certain employees. Plan assets are held by a third party trustee. The Company's plans hold debt and equity securities for investment purposes. The value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional contributions to the plans by the Company in order to meet funding requirements under ERISA.

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

        At December 31, 2009 and 2008, accumulated depreciation for property, plant and equipment was $4.2 billion and $4.0 billion, respectively.

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        Periodically, the Company reviews the estimated useful lives of property, plant, and equipment along with the associated depreciation rates. Effective January 1, 2009, the depreciation rates of copper cable and certain central office equipment were decreased to reflect the change in distribution of assets within these classes. As a result, depreciation expense decreased by approximately $28 million in 2009 compared to 2008.

        Effective January 1, 2008, the life of fiber cable was increased to 25 years from a previous life of 20 years. As a result, depreciation expense decreased by approximately $2.4 million in 2008 compared to 2007. This change was based on a review of the physical mortality of fiber cable and the Company's long-term strategy for use of fiber cable, as well as a lack of technology-driven substitutes.

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

(j) Long-Lived Assets

        Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment as required by the Property, Plant, and Equipment Topic of the ASC and the Intangibles Topic of the ASC. These assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.

        The Company determined as of December 31, 2009 that a possible impairment of long-lived assets was indicated by the filing of the Chapter 11 Cases as well as a significant decline in the fair value of the Company's common stock. In accordance with the Property, Plant, and Equipment Topic of the ASC, the Company performed a recoverability test, based on undiscounted projected future cash flows associated with its long-lived assets, and determined that long-lived assets were not impaired at that time.

        While no impairment charges resulted from the analysis performed at December 31, 2009, asset values may be adjusted in the future due to the outcome of the Chapter 11 Cases or the application of Fresh Start Accounting upon the Company's emergence from Chapter 11.

(k) Computer Software and Interest Costs

        The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software which has a useful life in excess of one year in accordance with the Intangibles-Goodwill and Other Topic of the ASC. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred.

        In addition, the Company capitalizes the interest cost associated with the period of time over which the Company's internal use software is developed or obtained in accordance with the Interest Topic of the ASC. The Company has not capitalized interest costs incurred subsequent to the filing of the Chapter 11 Cases, as payments on all interest obligations have been stayed as a result of the filing of the Chapter 11 Cases.

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles-Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of December 31, 2009, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles—Goodwill and Other Topic and the Interest Topic of the ASC. During the year ended December 31, 2009, the Company capitalized $19.4 million in software costs in addition to those capitalized under the MSA. During the year ended December 31, 2009, the Company capitalized $2.5 million in interest costs in addition to those capitalized under the MSA.

        As of December 31, 2008, the Company had capitalized $94.6 million of costs under the Intangibles—Goodwill and Other Topic of the ASC and $5.9 million of interest costs under the Interest Topic of the ASC.

(l) Debt Issue Costs

        On March 31, 2008, immediately prior to the Merger, Legacy FairPoint and Spinco entered into the Pre-petition Credit Facility, consisting of the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan. The Company incurred $29.2 million of debt issue costs associated with these credit facilities and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.

        On January 21, 2009, the Company entered into the Pre-petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company. The Company incurred $0.5 million of debt issue costs associated with the Pre-petition Credit Facility Amendment and began to amortize these costs over the remaining life of the loan.

        Concurrent with the Pre-petition Credit Facility Amendment, the Company wrote off $0.8 million of the unamortized debt issue costs associated with the original Pre-petition Credit Facility, in accordance with the Debt—Modifications and Extinguishments Topic of the ASC.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        In connection with the Exchange Offer consummated on July 29, 2009, the Company paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the related consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of Old Notes exchanged in the Exchange Offer. Pursuant to the Debt Topic of the ASC, this consent fee was capitalized and the Company began to amortize these costs over the life of the New Notes using the effective interest method.

        Concurrent with the filing of the Chapter 11 Cases, on October 26, 2009 the Company wrote off all remaining debt issue and offering costs related to its pre-petition debt in accordance with the Reorganizations Topic of the ASC.

        The Company entered into the DIP Credit Agreement on October 27, 2009. The Company incurred $0.9 million of debt issue costs associated with the DIP Credit Agreement and began to amortize these costs over the nine month life of the DIP Credit Agreement using the effective interest method.

        As of December 31, 2009, the Company had capitalized debt issue costs of $0.7 million, net of amortization.

(m) Advertising Costs

        Advertising costs are expensed as they are incurred.

(n) Goodwill and Other Intangible Assets

        Goodwill consists of the difference between the purchase price incurred in the acquisition of Legacy FairPoint using the purchase method of accounting and the fair value of net assets acquired. In accordance with the Intangibles-Goodwill and Other Topic of the ASC, goodwill is no longer amortized, but instead is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans, and anticipated future cash flows.

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders' equity balance. As of December 31, 2009, shareholders' deficit totaled $218.4 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        The Company performed step one of its annual goodwill impairment assessment as of October 1, 2009 and concluded that there was no impairment at that time. In light of the Chapter 11 Cases, the Company performed an interim goodwill impairment assessment as of December 31, 2009 and determined that goodwill was not impaired.

        As of December 31, 2009, the Company had goodwill of $595.1 million.

        The Company's only non-amortizable intangible asset is the trade name of Legacy FairPoint acquired in the Merger. Consistent with the valuation methodology used to value the trade name at the Merger, the Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. The Company performed its annual non-amortizable intangible asset impairment assessment as of October 1, 2009 and concluded that there was no indication of impairment at that time. In light of the Chapter 11 Cases, the Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2009 and determined that the trade name was not impaired.

        For its non-amortizable intangible asset impairment assessments at October 1, and December 31, 2009, the Company made certain assumptions including an estimated royalty rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows of the consolidated FairPoint Communications, Inc. business, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may have resulted in the recognition of an impairment loss.

        While no impairment charges resulted from the analyses performed at October 1, and December 31, 2009, asset values may be adjusted in the future due to the outcome of the Chapter 11 Cases or the application of "fresh start" accounting upon the Company's emergence from Chapter 11.

        The Company's amortizable intangible assets consist of customer lists and a non-compete agreement. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 3(j) above.

        The intangible assets of the Verizon Northern New England business were not transferred to Spinco, and thus are not included in the Company's balance sheet for periods subsequent to the Merger date. Prior to the Merger, the Verizon Northern New England business' intangible assets consisted of non-network internal use software, which had a weighted average useful life of 7 years and was carried at $2.0 million, net of $15.4 million in accumulated amortization as of December 31, 2007. Amortization of Verizon New England business intangible assets was $3.2 million in the year ended December 31, 2007.

(o) Income Taxes

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

        The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $8.8 million as of January 1, 2009 and $5.4 million as of December 31, 2009, of which $2.0 million would impact its effective tax rate, if recognized.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determines its estimates of future taxable income based upon the scheduled reversal of deferred tax liabilities, projected future taxable income exclusive of reversing temporary differences, and tax planning strategies. The Company establishes valuation allowances for deferred tax assets when it is estimated to be more likely than not that the tax assets will not be realized.

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009 in which the Company filed for Chapter 11 reorganization, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon the change in circumstances, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At December 31, 2009, the Company established a valuation allowance of $27.2 million against its deferred tax assets which consists of a $21.7 million Federal allowance and a $5.5 million state allowance.

(p) Stock-based Compensation Plans

        The Company accounts for its stock-based compensation plans in accordance with the Compensation-Stock Compensation Topic of the ASC, which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. The Company elected to adopt the provisions of the Compensation-Stock Compensation Topic of the ASC using the prospective application method for awards granted prior to becoming a public company and valued using the minimum value method, and using the modified prospective application method for awards granted subsequent to becoming a public company.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

(q) Employee Benefit Plans

        For the three months ended March 31, 2008 and the year ended December 31, 2007, the employees of the Verizon Northern New England business participated in Verizon's benefit plans including noncontributory pension plans, post-retirement healthcare and life insurance plans for Verizon Northern New England business retirees and their dependents. Upon the effective date of the Merger, the Company assumed certain liabilities with respect to certain employees of the Northern New England operations, and the Company adopted pension plans (which are non-contributory), post-retirement healthcare and life insurance plans covering the Northern New England operations' future retirees and their dependents. Pension, post-retirement healthcare and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued annually. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits. Expected return on plan assets is determined by applying the expected return on assets assumption to the market related value of assets. Accumulated actuarial gains and losses are amortized over the average remaining service period of the employees expected to receive benefits only to the extent the unrecognized amounts exceed a 10% corridor determined as the greater of the plan's assets or liabilities.

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

        As part of the Merger, liabilities and assets attributable to the employees of the Verizon Northern New England business were spun off from the relevant Verizon benefit plans to new benefit plans maintained by the Company and accounted for in accordance with the Compensation-Retirement Benefits Topic of the ASC. The separate Northern New England operations plans now maintained by the Company for collectively bargained employees generally cover all eligible active collectively bargained employees of the Northern New England operations and approximately 315 management employees (benefits for management employees are no longer accrued). Retired employees of the Verizon Northern New England business at March 31, 2008 will continue to be covered by the Verizon benefit plans. In accordance with the Employee Matters Agreement dated January 15, 2007 between Verizon and the Company (the "Employee Matters Agreement"), an amount equal to $202.4 million of cash was transferred from the trusts of the two Verizon defined benefit pension plans to the corresponding Company pension plans' trusts on April 30, 2008, which amount was calculated by Verizon's actuaries to be 80% of the estimated pension liability for the Company's active employees.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

An additional transfer of $33.3 million was received from Verizon's defined benefit plans' trusts on February 5, 2010, and an additional transfer estimated to be $0.2 million, will be made from Verizon's defined benefit plans' trusts upon final validation by actuaries and the Company of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts have been invested by the plans' trustee in various equity and fixed income securities. The final asset transfer will include investment return or loss on the final transfer amount from March 31, 2008 until the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

        The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation-Retirement Benefits Topic of the ASC. This Topic requires the recognition of a defined benefit post-retirement plan's funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Additionally, a company must determine the fair value of plan assets as of the company's year end.

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

(r) Business Segments

        Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in Segment Reporting Topic of the ASC. The Company consists of retail and wholesale telecommunications services, including local telephone, high speed Internet, long distance and other services in 18 states. The Company's chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

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

(t) New Accounting Pronouncements

        On July 1, 2009, the Company adopted the FASB ASC. The FASB has established the ASC as the source of authoritative principles and standards recognized by the FASB to be applied by

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

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

        On June 15, 2009, the Company adopted the accounting standard relating to subsequent events. This standard establishes principles and requirements for identifying, recognizing and disclosing subsequent events. This standard requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. This standard was revised by FASB Accounting Standard Update 2010-09 to remove the requirement to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

        On August 28, 2009, the Company adopted the accounting standard update regarding the measurement of liabilities at fair value. This update clarifies the valuation techniques that should be used to measure liabilities that are carried at fair value on a company's statement of financial position. This update is effective for interim or annual financial periods beginning after August 28, 2009. The adoption of this update had no impact on the Company's consolidated results of operations and financial position.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(3) Summary of Significant Accounting Policies (Continued)

        In December 2008, the accounting standard regarding employers' disclosures about postretirement benefit plan assets was updated to require the Company, as a plan sponsor, to provide disclosures about plan assets, including categories of plan assets, the nature of concentrations of risk and disclosures about fair value measurements of plan assets. This standard is effective for fiscal years ending after December 15, 2009. The adoption of this standard is not expected to have a significant impact on the Company's consolidated results of operations and financial position.

(4) Certain Transactions

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

(b) Dividends

        On December 5, 2008, the Company declared a dividend of $0.2575 per share of common stock, which was paid on January 16, 2009 to holders of record as of December 31, 2008. In 2008, the Company declared dividends totaling $69.0 million, or $0.773 per share of common stock. Prior to the Merger, Legacy FairPoint declared a dividend totaling $14.0 million, or $0.39781 per share of common stock, which was paid on April 16, 2008 to Legacy FairPoint holders of record as of March 30, 2008.

        On March 4, 2009, the Company's board of directors voted to suspend the quarterly dividend on the Company's common stock. The Company currently does not expect to reinstate the payment of dividends.

(5) Acquisitions and Dispositions

        On March 31, 2008, the Company completed a merger with Northern New England Spinco, Inc., or Spinco. The Merger of FairPoint and Spinco was accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Verizon's stockholders owned a majority of the shares of the combined Company following the Merger. The Merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes. Spinco was a wholly-owned subsidiary of Verizon that owned Verizon's local exchange and related business activities in Maine, New Hampshire and Vermont. Spinco was spun off from Verizon

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(5) Acquisitions and Dispositions (Continued)

immediately prior to the Merger. Spinco served approximately 1,562,000 access line equivalents as of the date of acquisition.

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

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

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

	Pro forma year ended December 31,
	2008	2007
	(unaudited)
Revenue	$1,341,623	$1,475,927
Net loss	(87,582)	19,947
Loss per common share:
Basic	(1.09)	0.23
Diluted	(1.09)	0.22

(6) Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2007	$—
Acquisition of FairPoint Communications, Inc.	619,372

Balance, December 31, 2008	$619,372

Adjustment to deferred income taxes	(24,252)
Balance, December 31, 2009	$595,120

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(6) Goodwill and Other Intangible Assets (Continued)

        The Company's intangible assets consist of customer lists, non-compete agreement and trade names as follows (in thousands):

	At December 31,
	2009	2008
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504	$208,504
Less accumulated amortization	(39,501)	(16,929)

Net customer lists	169,003	191,575

Non-Compete agreement (weighted average 1 year):
Gross carrying amount	358	358
Less accumulated amortization	(358)	(268)

Net non-compete agreement	—	90

Trade names (indefinite life):
Gross carrying amount	42,816	42,816

Total intangible assets, net	$211,819	$234,481

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and an indefinite useful life for trade names. Amortization expense was $22.6 million and $17.2 million for the years ended December 31, 2009 and 2008, respectively, and is expected to be approximately $22.6 million per year.

(7) Property, Plant, and Equipment

        A summary of property, plant, and equipment is shown below (in thousands):

	Estimated life	2009	2008
	(in years)
Land	—	$23,871	$23,835
Buildings and leasehold improvements	2 – 45	313,766	312,080
Central office equipment	5 – 11	2,388,216	2,337,762
Outside communications plant	15 – 50	2,908,287	2,872,207
Furniture, vehicles and other work equipment	3 – 15	326,157	181,767
Plant under construction	—	144,541	211,557
Other	—	35,359	35,357

Total property, plant, and equipment		6,140,197	5,974,565
Accumulated depreciation		(4,189,762)	(3,961,050)

Net property, plant, and equipment		$1,950,435	$2,013,515

        Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2009, 2008, and 2007 was $252.7 million, $237.8 million, and $230.0 million, respectively.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The Swaps effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate.

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

        In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

        As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the consolidated statement of operations. At December 31, 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which has been included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described above. The Company has recognized a $12.3 million gain on derivative instruments on the consolidated statement of operations as a result of changes in the fair value of the Swaps during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, the Company has recognized a loss of approximately $10.3 million through reorganization items related to the termination of the swaps as a result of the event of default described above.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt

        Long-term debt for the Company at December 31, 2009 and 2008 is shown below (in thousands):

	2009	2008
Senior secured Pre-petition Credit Facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2009, due 2014 to 2015	$1,965,450	$1,930,000
Senior Notes, 13.125%, due 2018	549,996	551,000
Discount on senior Notes, 13.125%, due 2018	—	(10,747)

Total outstanding long-term debt	2,515,446	2,470,253
Less amounts subject to compromise	(2,515,446)	—
Less current portion	—	(45,000)

Total long-term debt, net of current portion	$—	$2,425,253

        As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2009.

        The estimated fair value of the Company's long-term debt at December 31, 2009 is $1,619.9 million based on market prices of the Company's debt securities at the balance sheet date.

        The Company failed to make the September 30, 2009 principal and interest payments required under the Pre-petition Credit Facility. Failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-petition Credit Facility, which permits the lenders to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the incurrence of an event of default on the Pre-petition Credit Facility constituted an event of default under the Swaps at September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. Also, the failure to make the October 1, 2009 interest payment on the Notes within thirty days of the due date constituted an event of default under the Notes. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. Filing of the Chapter 11 Cases constituted an event of default on the New Notes. In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

        On September 25, 2009, the Company entered into forbearance agreements with the lenders under the Pre-petition Credit Facility and the Swaps under which the lenders agreed to forbear from exercising their rights and remedies under the respective agreements with respect to any events of default through October 30, 2009. On October 26, 2009, the Company filed the Chapter 11 Cases. The filing of the Chapter 11 Cases constituted an event of default under each of the Pre-petition Credit Facility, the New Notes and the Swaps. However, the Company believes that any efforts to enforce payment obligations under these agreements are stayed as a result of the filing of the Chapter 11 Cases. For additional information about the impact of the Chapter 11 Cases, see note 1.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2009 are as follows (in thousands):

Year ending December 31,
2010	$45,000
2011	58,725
2012	63,300
2013	288,300
2014	102,750
Thereafter	1,957,371

$2,515,446

        Pursuant to the Plan, the Company does not expect to make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date. $13.4 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the year ended December 31, 2009. The Company has continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim per the Plan.

        Prior to March 31, 2008, debt held by the Verizon Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Verizon Northern New England business.

  Pre-petition Credit Facility

        On March 31, 2008, immediately prior to the Merger, FairPoint and Spinco entered into the Pre-Petition Credit Facility consisting of the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan. Spinco drew $1,160 million under the Term Loan immediately prior to the spin-off, and then the Company drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, the Company has drawn an additional $194.5 million under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008 the administrative agent under the Pre-petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, the Company entered into the Pre-petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company.

        The Revolving Credit Facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which will allow issuances of standby letters of credit by the Company. The Pre-petition Credit Facility also permits interest rate and currency exchange

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

swaps and similar arrangements that the Company may enter into with the lenders under the Pre-petition Credit Facility and/or their affiliates.

        As of December 31, 2009, the Company had borrowed $150.0 million under the Revolving Credit Facility and letters of credit had been issued for $18.6 million. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2009, no funds remained available under the Revolving Credit Facility.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolving Credit Facility and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan, collectively referred to as the Term Loans, are repayable in quarterly installments in the manner set forth in the Pre-petition Credit Facility beginning June 30, 2009.

        Borrowings under our Pre-petition Credit Facility bear interest at variable interest rates. Interest rates for borrowings under the Pre-petition Credit Facility are, at the Company's option, for the Revolving Credit Facility and for the Term Loans at either (a) the Eurodollar rate, as defined in the Pre-petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-petition Credit Facility, plus an applicable margin.

        The Company's Term Loan B debt is subject to a LIBOR floor of 3.00%. As a result, the Company incurs interest expense at above-market levels when LIBOR rates are below 3.00%.

        The Pre-petition Credit Facility provides for payment to the lenders of a commitment fee on the average daily unused portion of the Revolving Credit Facility commitments, payable quarterly in arrears on the last business day of each calendar quarter and on the date upon which the commitment is terminated. The Pre-petition Credit Facility also provides for payment to the lenders of a commitment fee from the closing date of the Pre-petition Credit Facility up through and including the twelve month anniversary thereof on the unused portion of the Delayed Draw Term Loan, payable quarterly in arrears, and on the date upon which the Delayed Draw Term Loan is terminated, as well as other fees.

        The Pre-petition Credit Facility requires the Company first to prepay outstanding Term Loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no Term Loan A loans remain outstanding, Term Loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, subject to certain reinvestment rights, 100% of net casualty insurance proceeds, subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Pre-petition Credit Facility requires it to prepay outstanding Term Loans on the date the Company delivers a compliance certificate pursuant to the Pre-petition Credit Facility beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company's leverage ratio for the preceding quarter is greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) 90% of the Company's excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the Term Loans pursuant to the Pre-petition Credit Facility. Notwithstanding the foregoing, the Company may designate the type of loans which are to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily prepaid will be applied in forward order of maturity of the remaining amortization payments.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

        Voluntary prepayments of borrowings under the Term Loan facilities and optional reductions of the unutilized portion of the revolving facility commitments will be permitted upon payment of an applicable payment fee, which shall only be applicable to certain prepayments of borrowings as described in the Pre-petition Credit Facility.

        Under the Pre-petition Credit Facility, the Company is required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio. The Pre-petition Credit Facility contains customary affirmative covenants. The Pre-petition Credit Facility also contains negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company's other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company's business, mergers, acquisitions, asset sales and transactions with affiliates. The Pre-petition Credit Facility contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due (subject to customary grace periods), breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the Pre-petition Credit Facility and certain events of bankruptcy and insolvency.

        Scheduled amortization payments on our Pre-petition Credit Facility began in 2009. No principal payments are due on the Notes prior to their maturity. As a result of the Chapter 11 Cases, the Company does not expect to make any additional principal or interest payments on its pre-petition debt.

        For the year ended December 31, 2009, the Company repaid $8.4 million of principal under the Term Loan A Facility and $6.1 million of principal under the Term Loan B Facility.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Pre-petition Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-petition Credit Facility. An event of default under the Pre-petition Credit Facility permits the lenders under the Pre-petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the Pre-petition Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

        The Pre-petition Credit Facility also contains restrictions on the Company's ability to pay dividends on its common stock.

        The Pre-petition Credit Facility is guaranteed, jointly and severally, by all existing and subsequently acquired or organized wholly owned first-tier domestic subsidiaries of the Company that are holding

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

companies. No guarantee is required of a subsidiary that is an operating company. Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc. are regulated operating subsidiaries and, accordingly, are not guarantors under the Pre-petition Credit Facility.

        The Pre-petition Credit Facility is secured by a first priority perfected security interest in all of the stock, equity interests, promissory notes, partnership interests and membership interests owned by the Company.

  Old Notes

        On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually in cash on April 1 and October 1 of each year. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). $9.9 million of discount on the Notes was written off following the filing of the Chapter 11 Cases in order to adjust the carrying amount of the Company's pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for the Company's pre-petition debt.

        Upon the consummation of the Exchange Offer and the corresponding consent solicitation, substantially all of the restrictive covenants in the indenture governing the Old Notes were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.

        For purposes of the Verizon Northern New England business statements prior to the Merger, some funding requirements were summarized as Retained Earnings on the Consolidated Balance Sheet without regard to whether the funding represents debt or equity. No specific debt instruments could be directly associated with the Verizon Northern New England business, nor were separate equity accounts maintained. As such, a portion of interest expense net of interest income of the Verizon Companies for the years ended December 31, 2007 and 2006 was allocated to the Verizon Northern New England business based on the percentage of the Verizon Northern New England business funding relative to the total debt and equity for the Verizon Companies.

        Prior to the filing of the Chapter 11 Cases, the Company failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes.

        In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

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

        The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at its option. The Company intended to make the interest payments due on October 1, 2009 on the New Notes by capitalizing such interest and adding it to the principal amount of the New Notes. As such, interest payable of $12.2 million at September 30, 2009 was reflected as interest payable in kind on the condensed consolidated balance sheet. As the Notes have been classified as subject to compromise as of December 31, 2009, the Company has classified the accrued interest on the exchanged Old Notes as of December 31, 2009 of $12.2 million as subject to compromise on the condensed consolidated balance sheet. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date.

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

        During the year ended December 31, 2009, the Company repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, the Company retired $34.5 million of outstanding debt during the year ended December 31, 2009.

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

        Prior to the filing of the Chapter 11 Cases, the Company failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes.

        In addition, as a result of the Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

  Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the Administrative Agent. The DIP Credit Agreement provides for DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered the Final DIP Order, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $1.6 million had been issued under the DIP Credit Agreement.

        The DIP Financing will mature and will be repayable in full on the earlier to occur of (i) July 26, 2010, which date can be extended up to three months at the request of the DIP Borrowers upon the prior written consent of the Required DIP Lenders with no fee payable by the DIP Borrowers in connection with any such extension, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

        Other material provisions of the DIP Credit Agreement include the following:

        Interest Rate and Fees.    Interest rates for borrowings under the DIP Credit Agreement are, at the DIP Borrowers' option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.

        Interest accrues from and including the date of any borrowing up to but excluding the date of any repayment thereof and is payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $400,000 was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of December 31, 2009, the DIP Borrowers are in compliance with all covenants under the DIP Credit Agreement.

        Events of Default.    The DIP Credit Agreement contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain ERISA defaults and the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final DIP Order and other matters related to the Chapter 11 Cases.

  DIP Pledge Agreement

        The DIP Borrowers and the DIP Pledgors entered into the DIP Pledge Agreement with Bank of America N.A., as the DIP Collateral Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Pledge Agreement, the DIP Pledgors provided the DIP Pledge Agreement Collateral to the DIP Collateral Agent for the secured parties identified therein.

  DIP Subsidiary Guaranty

        The DIP Guarantors entered into the DIP Subsidiary Guaranty with the Administrative Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the DIP Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the DIP Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the DIP Guarantors further agreed to subordinate any indebtedness of the DIP Borrowers held by such DIP Guarantor to the indebtedness of the DIP Borrowers held by the secured parties under the DIP Financing.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(9) Long-term Debt (Continued)

  DIP Security Agreement

        The DIP Grantors entered into the DIP Security Agreement with the DIP Collateral Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the DIP Grantors provided to the DIP Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any causes of action arising under Chapter 5 of the Bankruptcy Code and FCC licenses and authorizations by state regulatory authorities to the extent that any DIP Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

        As of December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement, however letters of credit had been issued under the DIP Credit Agreement for $1.6 million. Accordingly, as of December 31, 2009, the amount available under the DIP Credit Agreement was $18.4 million of the $20.0 million made available pursuant to the Interim Order. On March 11, 2010 the Bankruptcy Court entered its Final DIP Order, and the remaining portion of the $75.0 million DIP Credit Agreement became available to the Company.

(10) Employee Benefit Plans

        As a result of the Merger and the associated transfer of the pension and other post-employment benefits ("OPEB") assets and liabilities to FairPoint, the Company remeasured its pension and OPEB assets and liabilities as of April 1, 2008. This measurement was based on a 6.80% discount rate, as well as certain other valuation assumption modifications and recognition of a new collective bargaining agreement, the sum of which resulted in material changes to the pension and OPEB balances.

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

Obligations and funded status

        A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the year ended December 31, 2009 and the nine months ended December 31, 2008:

	Qualified Pension		Post-retirement Health
(In thousands)	Year ended December 31, 2009	Nine months ended December 31, 2008	Year ended December 31, 2009		Nine months ended December 31, 2008
Fair value of plan assets:
Fair value of plan assets at beginning of year	$184,300	$252,500		$—	$—
Actual return on plan assets	26,339	(66,370)		—	—
Plan settlements	(47,857)	—		—	—
Employer contributions	—	—		389	208
Benefits paid	(178)	(1,830)		(389)	(208)

Fair value of plan assets at end of year	162,604	184,300		—	—

Projected benefit obligation:
Projected benefit obligation at beginning of year	$222,393	$182,420		$221,286	$168,483
Service cost	10,923	6,741		13,020	7,018
Interest cost	13,269	9,383		13,889	8,196
Plan amendments	—	13,454			123
Plan settlements	(47,857)	—		—	—
Benefits paid	(178)	(1,830)		(389)	(208)
Actuarial loss	6,684	12,225		12,524	37,674

Projected benefit obligation at end of year	205,234	222,393		260,330	221,286

Plan assets less than projected benefit obligation	$(42,630)	$(38,093)		$(260,330)	$(221,286)

Accumulated benefit obligation	$204,946	$222,126	$	N/A	N/A
Amounts recognized in the consolidated balance sheets:
Non-current assets	$8,808	$8,708		$—	$—
Current liabilities	—	—		(961)	(573)
Non-current liabilities	(51,438)	(46,801)		(259,369)	(220,713)

Net amount recognized	$(42,630)	$(38,093)		$(260,330)	$(221,286)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service credit (cost)	$(18,665)	$(20,116)		$(33,715)	$(38,008)
Net actuarial gain (loss)	(80,666)	(98,979)		(75,707)	(66,671)

Net amount recognized in accumulated other comprehensive income (loss)	$(99,331)	$(119,095)		$(109,422)	$(104,679)

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

        Pension plan assets at December 31, 2009 include an additional transfer of assets from Verizon of $33.3 million, which was received on February 5, 2010, as well as a pending transfer of assets from Verizon estimated to be $0.2 million.

        The plans' portfolio strategy emphasizes a long-term equity orientation, significant global diversification and financial and operating risk controls. The plans' diversification seeks to minimize the concentration of risk. Assets are allocated according to long-term risk and return estimates. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors.

        The fair values for the pension plans by asset category at December 31, 2009 are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,972	$18,972	$—	$—
Equity securities	41,569	41,569	—	—
Fixed income securities	52,045	—	52,045	—
Hedge funds	14,202	—	—	14,202
Funds receivable from Verizon	33,553	—	—	33,553
Other assets	2,263	—	—	2,263

Total	$162,604	$60,541	$52,045	$50,018

        A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable (Level 3) inputs as of December 31, 2009 is as follows:

(In thousands)	Hedge Funds	Funds Receivable from Verizon	Other assets	Total
Balance at December 31, 2008	$—	$32,094	$—	$32,094
Actual gain (loss) on plan assets	(798)	1,459	—	661
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	15,000	—	2,263	17,263

Balance at December 31, 2009	$14,202	$33,553	$2,263	$50,018

        Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy.

        Equity securities are investments in common stock of domestic and international corporations in a variety of industry sectors and are valued using quoted market prices, and are classified within Level 1 of the fair value hierarchy.

        Fixed income securities are investments in corporate bonds. The fair values of fixed income securities are based on observable prices and are classified within Level 2 of the fair value hierarchy.

        Hedge funds seek to maximize absolute returns using a broad range of strategies to enhance returns and provide diversification. The fair values of hedge funds are estimated using net asset value per share (NAV) of the investments. The Company has the ability to redeem these investments at NAV on a limited basis, and thus has classified hedge funds within Level 3 of the fair value hierarchy.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

        Other assets represent cash and cash equivalents held in a short-term investment fund. Due to limitations on the liquidity of assets within this fund, the Company has classified these assets within Level 3 of the Fair Value hierarchy.

        Funds receivable from Verizon represent the estimated pending transfer of funds from Verizon following final actuarial settlement. Concurrent with the closing of the Merger, Verizon transferred 80% of the value of the pension plans to the Company. An additional transfer was made subsequent to December 31, 2009 from Verizon's defined benefit plans' trusts. A disputed amount is pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The assets transferred from the Verizon benefit plans' trusts to the Company's benefit plans' trusts were invested by the plans' trustee in various equity and fixed income securities. The final asset transfer included investment return or loss on the final transfer amount from March 31, 2008 through the date of the final asset transfer equivalent to the rate of return in the Verizon pension trusts.

Net periodic benefit cost

        The net periodic benefit (income) cost related to the Company's pension plans was $0.9 million for the year ended December 31, 2008, of which ($0.1) million related to net periodic benefit income for the three months ended March 31, 2008. The net periodic benefit cost related to the Company's post-retirement healthcare plans was $41.2 million for the year ended December 31, 2008, of which $22.5 million related to net periodic benefit cost for the three months ended March 31, 2008.

        The structure of Verizon's benefit plans did not provide for the separate determination of certain disclosures for the Verizon Northern New England business for periods prior to the Merger. The net periodic benefit cost related to the Verizon Northern New England business pension plans was $1 million for the year ended December 31, 2007. The net periodic benefit cost related to the Verizon Northern New England business post-retirement healthcare plans was $90 million for the year ended December 31, 2007.

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the year ended December 31, 2009 and the nine months ended December 31, 2008 are presented below.

	Qualified Pension		Post-retirement Health
(In thousands)	Year ended December 31, 2009	Nine months ended December 31, 2008	Year ended December 31, 2009	Nine months ended December 31, 2008
Service cost	$10,923	$6,741	$13,020	$7,018
Interest cost	13,269	9,383	13,889	8,196
Expected return on plan assets	(20,575)	(15,745)	—	—
Amortization of prior service cost	1,452	632	4,293	3,219
Amortization of actuarial (gain) loss	813	—	3,487	261
Settlement (gain) loss	18,420	—	—	—

Net periodic benefit cost	$24,302	$1,011	$34,689	$18,694

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

        Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows for the year ended December 31, 2009 and the nine months ended December 31, 2008:

	Qualified Pension		Post-retirement Health
(In thousands)	Year ended December 31, 2009	Nine months ended December 31, 2008	Year ended December 31, 2009	Nine months ended December 31, 2008
Amounts recognized in other comprehensive income (loss):
New prior service cost	$—	$13,454	$—	$123
Net loss arising during the year	920	94,340	12,524	37,674
Amortization or curtailment of prior service cost	(1,452)	(632)	(4,293)	(3,219)
Amortization or settlement recognition of net loss	(19,233)	—	(3,487)	(260)

Total amount recognized in other comprehensive loss	$(19,765)	$107,162	$4,744	$34,318

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) in the next fiscal year:
Prior service cost	$(1,524)	$(1,452)	$(4,290)	$(4,292)
Net actuarial gain (loss)	(1,115)	(623)	(3,110)	(2,656)

Total amount estimated to be amortized from accumulated other comprehensive income (loss) in the next fiscal year	$(2,639)	$(2,075)	$(7,400)	$(6,948)

        During the year ended December 31, 2009, the Company did not make a contribution to the qualified pension plans, but did incur $0.4 million in post-retirement healthcare plan expenditures. In 2010, the Company expects to make contributions of $1.0 million to its post-retirement health plans and does not expect to make any contributions to the qualified pension plans due to the funded status of the plans.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

Assumptions

        The weighted average assumptions used in determining benefit obligations are as follows:

	At December 31,
	2009	2008
Qualified Pension
Discount rate	6.00%	6.02%
Rate of future increases in compensation	4.00%	4.00%
Post-retirement Health
Discount rate	6.13%	5.94%
Rate of future increases in compensation	4.00%	4.00%

        The weighted average assumptions used in determining net periodic cost are as follows:

	Year ended December 31, 2009	Nine months ended December 31, 2008	Year ended December 31, 2007
Qualified Pension
Discount rate	5.94%	6.80%	6.00%
Expected return on plan assets	8.32%	8.38%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Post-retirement Health
Discount rate	5.95%	6.80%	6.00%
Rate of compensation increase	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	8.00%	9.50%	10.00%
Healthcare cost trend rate assumed for participants over 65 next year	8.50%	10.50%	10.00%
Rate that the cost trend rates ultimately declines to	4.00%	5.00%	5.00%
Year that the rates reach the terminal rate	2029	2014	2013

        Prior to the Merger, the weighted average assumptions were used in determining net periodic cost for the three months ended March 31, 2008 were as follows:

Three months ended March 31, 2008
Qualified Pension
Discount rate	6.50%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%
Post-retirement Health
Discount rate	6.00%
Rate of compensation increase	4.00%

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

        In developing the expected long-term rate of return assumption, the Company evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate of return on qualified pension plan assets is based on target allocations of 50% equity and 50% fixed income securities for the management plan and 70% equity and 30% fixed income securities for the associate plan. The asset allocation at December 31, 2009 for the Company's qualified pension plan assets, excluding amounts receivable from Verizon, was as follows:

	Management Plan	Associate Plan	Total Pension
Cash and cash equivalents(1)	1.0%	0.4%	0.6%
Equity securities	42.8%	66.2%	59.1%
Fixed income securities	56.2%	33.4%	40.3%

	100.0%	100.0%	100.0%

(1)
Cash and cash equivalents includes only those amounts that are held in the respective plans' trusts as cash and cash equivalent instruments. Amounts pending purchase or settlement of equity or fixed income securities are classified within equity securities or fixed income securities, as appropriate.

        For the year ended December 31, 2009, the actual gain on the pension plan assets was approximately 17.3%. Net periodic benefit cost for 2009 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company's actual return on plan assets become significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2010.

        A 1% change in the medical trend rate assumed for post-retirement health benefits would have the following effects at December 31, 2009:

(In thousands)	Post-retirement Health
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$6,428
Effect on benefit obligation	58,242
1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(4,940)
Effect on benefit obligation	(45,188)

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

        The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement health benefits at December 31, 2009 is as follows:

(In thousands)	Post-retirement Health
Change in projected benefit obligation
$(16,949)
Change in each component of net periodic cost:
Service cost	$(842)
Interest cost	(895)
Net amortization and deferral of prior service cost	16
Net amortization and deferral of actuarial loss	(466)

Total change in net periodic cost	$(2,187)

Estimated future benefit payments

        Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement benefit payments are as follows as of December 31, 2009:

(In thousands)	Qualified Pension	Post-retirement Health
Expected employer contributions for 2010	$—	$961
Expected benefit payments:
2010	$9,080	$961
2011	10,860	1,623
2012	12,469	2,517
2013	14,081	3,633
2014	15,244	4,766
2015-2019	39,327	49,872
Expected subsidy:
2010		$—
2011		14
2012		24
2013		38
2014		57
2015-2019		1,086

401(k) savings plans

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the 401 (k) Plan year ended December 31, 2009, the Company matched 100% of each employee's contribution

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(10) Employee Benefit Plans (Continued)

up to 5% of compensation. For the 401(k) Plan years ended December 31, 2008 and 2007, the Company generally matched in the Legacy FairPoint 401(k) plans 100% of each employee's contribution up to 3% of compensation and 50% of additional contributions up to 6% or as otherwise required by relevant collective bargaining agreement; in the Northern New England 401(k) management plan an amount equal to 100% of each employee's contribution up to 6% of base compensation, plus, depending on Company performance, an additional discretionary match of up to 50% of the next 3% of base compensation; and in the Northern New England 401(k) plan for union associates an amount equal to 82% of each employee's contribution up to 6% of base compensation. Total Company contributions to all 401(k) Plans were $9.8 million, $10.9 million, and $11.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The $9.8 million of Company contributions during the year ended December 31, 2009 includes a lump sum contribution of $1.2 million made in 2010 to match certain employee contributions made during the year ended December 31, 2009.

(11) Income Taxes

        Income tax (expense) benefit for the years ended December 31, 2009, 2008, and 2007 consists of the following components (in thousands):

	2009	2008	2007
Current:
Federal	$—	$8,027	$(48,688)
State and local	(240)	1,498	(10,552)

Total current income tax (expense) benefit	(240)	9,525	(59,240)

Investment tax credits	532	417	578
Deferred:
Federal	69,704	30,269	32,844
State and local	9,018	3,197	6,359

Total deferred income tax (expense) benefit	78,722	33,466	39,203

Total income tax (expense) benefit	$79,014	$43,408	$(19,459)

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        Total income tax (expense) benefit was different than that computed by applying U.S. Federal income tax rates to income before income taxes for the years ended December 31, 2009, 2008 and 2007. The reasons for the differences are presented below (in thousands):

	2009	2008	2007
Statutory Federal income tax (benefit) rate	(35.0)%	(35.0)%	35.0%
State income tax (expense) benefit, net of Federal income tax expense	(2.9)	(2.7)	5.3
Post-petition interest	2.7	—	—
Investment tax credits	(0.1)	(0.4)	(0.7)
Medicare subsidy	(0.2)	(1.0)	(3.5)
Restructuring charges	1.3	—	—
Other, net	1.0	0.3	1.1
Valuation allowance	8.5	—	—

Effective income tax rate	(24.7)%	(38.8)%	37.2%

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below (in thousands):

	2009	2008
Deferred tax assets:
Federal and state tax loss carryforwards	$165,982	$135,011
Employee benefits	136,242	117,794
Allowance for doubtful accounts	26,539	8,253
Investment tax credits	1,925	2,127
Alternative minimum tax and other state credits	6,095	4,098
Basis in interest rate swaps	33,181	33,094
Bond issuance costs	13,154	—
Service quality rebate reserve	11,044	—
Other, net	9,009	13,065

Total gross deferred tax assets	403,171	313,442
Deferred tax liabilities:
Property, plant, and equipment	321,856	316,943
Goodwill and other intangible assets	88,011	115,649
Other, net	6,119	4,189

Total gross deferred tax liabilities	415,986	436,781

Net deferred tax liabilities before valuation allowance	12,815	123,339

Valuation allowance	27,214	—
Net deferred tax liabilities	$40,029	$123,339

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determines its estimates of future taxable income based upon the scheduled reversal of deferred tax liabilities, projected future taxable income exclusive of reversing temporary differences, and tax planning strategies. The Company establishes valuation allowances for deferred tax assets when it is estimated to be more likely than not that the tax assets will not be realized.

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009 in which the Company filed for Chapter 11 reorganization, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon the change in circumstances, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At December 31, 2009, the Company established a valuation allowance of $27.2 million against its deferred tax assets which consists of a $21.7 million Federal allowance and a $5.5 million state allowance.

        In addition to the impact of the change in valuation allowance, the effective tax rate for the year ended December 31, 2009 is impacted by post-petition interest on debts that is not expected to be paid and, therefore, not expected to result in a future tax deduction, as well as non-deductible costs incurred related to the Chapter 11 Cases.

        At December 31, 2009, the Company had federal and state NOL carryforwards of $432.9 million that will expire from 2019 to 2028. At December 31, 2009, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The March 31, 2008 Merger (see note 5) also resulted in an ownership change. As a result of these ownership changes, there are specific limitations on the Company's ability to use its NOL carryfowards and other tax attributes. It is the Company's belief that it can use the NOLs even with these restrictions in place.

        The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of the uncertainties in income tax positions provisions of the Income Taxes Topic of the ASC (formerly FIN 48) did not have a material impact on the

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

Company's financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2007	$10,393

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	985
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(27)
Reductions as a result of audit settlements	(2,757)
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2008	$8,594

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	(3,219)
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2009	$5,375

        The Company does not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. Of the $5.4 million of unrecognized tax benefits at December 31, 2009, $2.0 million would impact the Company's effective tax rate, if recognized.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the year ended December 31, 2009, the Company did not make any payment of interest and penalties. During the year ended December 31, 2008, the Company recognized $0.2 million (after-tax) for the payment of interest and penalties. The Company had $0.8 million and $1.2 million (after-tax) for the payment of interest and penalties accrued in the consolidated balance sheet at December 31, 2009 and 2008, respectively.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to FairPoint's acquired business was settled through acceptance of the filing position. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed Tax Sharing Agreement, the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of December 31, 2009, the Company does not have any significant additional jurisdictional tax audits.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(11) Income Taxes (Continued)

        Prior to the Merger, Verizon and its domestic subsidiaries, including the operations of the Verizon Companies, filed a consolidated federal income tax return and combined state income tax returns in the states of Maine, New Hampshire and Vermont. The operations of the Verizon Companies, including the Verizon Northern New England business, for periods prior to the Merger were included in a Tax Sharing Agreement with Verizon and were allocated tax payments based on the respective tax liability as if they were filing on a separate company basis. Current and deferred tax expense was determined by applying the provisions of the Income Taxes Topic of the ASC to each company as if it were a separate taxpayer.

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

(12) Accumulated Other Comprehensive Loss

        Changes in the components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2009	2008
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(124,924)	$(134,504)

Total other accumulated comprehensive loss	$(124,924)	$(134,504)

        Defined benefit pension and post-retirement plan activity during 2008 included $49.5 million (net of $32.8 million taxes) in connection with the Merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon Merger. Other Comprehensive Loss for the years ended December 31, 2009 and 2008 also includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	As of December 31,
	2009	2008
Weighted average number of common shares used for basic earnings per share	89,271	80,443
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,271	80,443

Anti-dilutive shares excluded from the above reconciliation	2,750	1,069

        As the Company incurred a loss for the years ended December 31, 2009 and 2008, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(14) Stockholders' Equity

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At December 31, 2009, there were 90,002,026 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

(15) Stock-Based Compensation

        Upon consummation of the Merger, the Company inherited several stock based compensation plans that had been adopted by Legacy FairPoint prior to the Merger. As these plans were inherited on March 31, 2008, there is no impact reflected in the consolidated balance sheets or consolidated statements of operations for periods prior to March 31, 2008.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). At December 31, 2009, the Company had $2.1 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company's five stock-based compensation plans. That cost is expected to be recognized over a weighted average period of 1.7 years. Compensation cost for awards is recognized on a straight-line basis over the requisite service period of each award. Any future share awards under any of these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	For The Year ended December 31,
	2009	2008	2007
Amounts charged against income, before income tax benefit	$2,052	$4,408	$—
Amount of related income tax benefit recognized in income	(825)	(1,758)	—

Total net income impact	$1,227	$2,650	$—

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

        These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). As of December 31, 2009, options to purchase 47,373 shares of common stock were outstanding with a weighted average exercise price of $36.94. These remaining options outstanding are time-based vesting only and are fully vested and exercisable as of December 31, 2009.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        Stock option activity under the 1998 Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2008	47,373	36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	47,373	$36.94

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	47,373	$36.94

Stock options available for grant at December 31, 2009	—	—

Options outstanding				Options exercisable
Exercise price	Number outstanding at December 31, 2009	Remaining contractual life (years)	Aggregate Intrinsic Value (In thousands)	Number exercisable at December 31, 2009
$36.94	47,373	2.0	—	47,373

        The outstanding options have no aggregate intrinsic value based on the closing price of the Company's stock of $0.03 on December 31, 2009.

(b) 2000 Employee Stock Incentive Plan

        In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the "2000 Employee Stock Incentive Plan"). The 2000 Employee Stock Incentive Plan provided for grants to members of management of up to 1,898,521 options to purchase common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Employee Stock Incentive Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Employee Stock Incentive Plan to allow for the grant to members of management of up to 1,898,521 shares of stock units in addition to shares available for stock options. Options granted under the 2000 Employee Stock Incentive Plan may be of two types: (i) incentive stock options and (ii) non-statutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Employee Stock Incentive Plan shall be a non-statutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Employee Stock Incentive Plan.

        Under the 2000 Employee Stock Incentive Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees were granted options to purchase common stock at exercise prices not less than the market value of the Company's common stock at the date of

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

grant. Options have a term of 10 years from date of grant. Options vest in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth, and fifth anniversaries of an individual grant. Stock units vest in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company can cancel each option in exchange for a payment in cash of an amount equal to the excess of the fair value of the shares over the exercise price for such option. The Company has not previously exercised this right and does not currently intend to exercise this right in the future.

        The 2000 Employee Stock Incentive Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Company is accounting for these awards under the prospective method under SFAS 123(R).

        Stock option activity under the 2000 Employee Stock Incentive Plan is summarized as follows:

	Options outstanding	Weighted average exercise price
Outstanding at March 31, 2008	208,687	$36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	208,687	$36.94

Granted	—	—
Exercised	—	—
Forfeited	77,752	$36.94

Outstanding at December 31, 2009	130,935	$36.94

Stock options available for grant at December 31, 2009	—	—

        The remaining contractual life for the options outstanding at December 31, 2009 was 2.8 years, and 130,935 options were exercisable. Based upon the fair market value of the stock as of December 31, 2009 of $0.03, these options do not have any intrinsic value.

        As of March 31, 2008, there were 6,957 stock units outstanding with a grant date fair value per share of $32.51. During 2008, 1,703 stock units were forfeited and 5,254 stock units vested and were converted to common shares. No unvested awards remained as of December 31, 2008. The intrinsic value of the 5,254 stock units that vested during 2008 was $0.1 million.

(c) 2005 Stock Incentive Plan

        In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the "2005 Stock Incentive Plan"). The 2005 Stock Incentive Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company's board of directors and certain key members of the Company's management. Shares granted to employees under the 2005 Stock Incentive Plan vest over periods ranging from three to four years and certain of

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

these shares pay current dividends. At December 31, 2009, up to 79,781 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Stock Incentive Plan.

        In March 2006, the Company's board of directors approved the grant of an additional 100,000 shares to the Company's chief executive officer. These shares were granted under the 2005 Stock Incentive Plan in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008. These shares are considered to have been granted in March 2006 under SFAS 123(R) at a grant date fair value of $14.02 per share.

        In 2005, the Company's board of directors approved an annual award to each of the Company's non-employee directors in the form of non-vested stock or stock units, at the recipient's option, issued under the 2005 Stock Incentive Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2005 Stock Incentive Plan (including stock units granted in lieu of dividends):

Stock units	Units outstanding	Weighted average grant date fair value per share
Outstanding at March 31, 2008	29,544	$15.04
Granted	43,965	9.86
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	73,509	$11.94

Granted	6,272	3.02
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	79,781	$11.24

        The fair value of the awards is calculated as the fair value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective method for the awards under the 2005 Stock Incentive Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company is required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        The following table presents information regarding non-vested stock granted to employees under the 2005 Stock Incentive Plan:

Non-vested stock	Shares outstanding	Weighted average grant date fair value per share
Non-vested at March 31, 2008	412,807	$16.88
Granted	—	—
Vested	(164,296)	18.28
Forfeited	(85,250)	17.25

Non-vested at December 31, 2008	163,261	$15.27

Granted	—	—
Vested	(101,269)	15.92
Forfeited	(11,993)	17.76

Non-vested at December 31, 2009	49,999	$13.36

        The weighted average fair value of the 101,269 shares that vested in 2009 was $0.31.

(d) 2008 Long Term Incentive Plan

        In March 2008, the Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the "2008 Long Term Incentive Plan"). The 2008 Long Term Incentive Plan provides for the grant of up to 9,500,000 shares of non-vested stock, stock units and stock options to members of the Company's board of directors and certain key members of the Company's management. Shares granted to employees under the 2008 Long Term Incentive Plan vest over periods ranging from two to three years and certain of these shares pay current dividends. At December 31, 2009, up to 8,955,363 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2008 Long Term Incentive Plan.

        On March 27, 2008, the Company's compensation committee approved the award of performance units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2008 and for the performance period beginning April 1, 2008 and ending December 31, 2009, in each case to certain key employees. On March 6, 2009 502,764 common shares were issued, and 265,957 performance units were forfeited to satisfy tax withholdings, for the performance period beginning April 1, 2008 and ending December 31, 2008. The Company failed to meet the threshold performance conditions for issuance of shares related to the performance period beginning April 1, 2008 and ending December 31, 2009. As such, all performance units under this grant were forfeited as of December 31, 2009.

        On June 18, 2008, the Company's compensation committee approved the award of performance units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2010 to certain key employees. As of December 31, 2009, no shares of common stock had been issued under this grant.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        On March 3, 2009, the Company's compensation committee approved the award of performance units under the Plan for the performance period beginning January 1, 2009 and ending December 31, 2011 to certain key employees. As of December 31, 2009, no shares of common stock had been issued pursuant to this grant.

        In 2008, the Company's board of directors approved an annual award to each of the Company's non-employee directors in the form of non-vested stock or stock units, at the recipient's option, issued under the 2008 Long Term Incentive Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2008 Plan (including stock units granted in lieu of dividends):

Stock units	Units outstanding	Weighted average grant date fair value per share
Outstanding at March 31, 2008	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2008	—	$—

Granted	175,352	1.79
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2009	175,352	$1.79

        The fair value of the awards is calculated as the fair value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective method for the awards under the 2005 Stock Incentive Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company is required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        The following table presents information regarding non-vested stock granted to employees under the 2008 Long Term Incentive Plan:

Non-vested stock	Shares outstanding	Weighted average grant date fair value per share
Non-vested at March 31, 2008	—	$—
Granted	50,000	8.45
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2008	50,000	$8.45

Granted	—	—
Vested	(16,873)	8.45
Forfeited	(8,127)	8.45

Non-vested at December 31, 2009	25,000	$8.45

        The weighted average fair value of the 16,873 shares that vested in 2009 was $0.03.

(e) 2009 CEO Compensation Plan

        On June 10, 2009, the Company's compensation committee approved the award of certain equity incentives to David L. Hauser, the Company's new Chairman and Chief Executive Officer, as an inducement to accept employment with the Company (the "Inducement Awards"). As provided in Mr. Hauser's employment agreement, dated June 11, 2009, the Inducement Awards include: (i) the Inducement Options; (ii) the Inducement Restricted Stock; and (iii) performance units for two performance periods beginning on July 1, 2009 and ending on December 31, 2010 and December 31, 2011, respectively (the "Inducement Performance Units"). The Inducement Options, totaling 1,600,000, were granted on July 1, 2009, at an exercise price of $0.95 per share. The Inducement Options will vest and become exercisable in three equal annual installments commencing on July 1, 2010, provided that Mr. Hauser remains employed by the Company through each such date. The Inducement Restricted Stock will be awarded in the following three installments: (i) $500,000 on July 1, 2009; (ii) $1,750,000 on July 1, 2010; and (iii) $1,750,000 on July 1, 2011, and will be valued based on the average closing prices of the Company's common stock during the thirty calendar days immediately preceding the applicable award date. Accordingly, on July 1, 2009, 523,810 shares of restricted stock were awarded to Mr. Hauser. The Inducement Restricted Stock will become fully vested on July 1, 2012, provided that Mr. Hauser remains employed by the Company through such date. The Inducement Performance Units will be earned and paid in shares of the Company's common stock, based on the Company's performance during the performance periods, with a target amount of 200% of Mr. Hauser's base salary and a maximum of 400% of Mr. Hauser's base salary. The number of shares subject to the Inducement Options and the option exercise price will be adjusted, and additional shares of Inducement Restricted Stock will be awarded, as necessary, to preserve the value of the Inducement Options and the Inducement Restricted Stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company completes a restructuring of its indebtedness.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

        The grant date fair value of the Inducement Options was determined using the Black-Scholes model. Key assumptions used for determining the fair value of the Inducement Options were as follows: risk-free rate—3.54%; expected term—10 years; expected volatility—5.70%.

        The following table presents information regarding non-vested stock granted to Mr. Hauser under the FairPoint Communications Inc. 2009 CEO Compensation Plan:

Non-vested stock	Shares outstanding	Weighted average grant date fair value per share
Non-vested at December 31, 2008	—	$—
Granted	523,810	0.64
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2009	523,810	$0.64

(f) Verizon Northern New England Business Stock-based Compensations Plans

        Prior to the Merger, the Verizon Northern New England business participated in the Verizon Communications Long Term Incentive Plan (the Verizon Plan). The Verizon Plan permitted the granting of nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance shares, performance share units and other awards.

  Restricted Stock Units

        The Verizon Plan provided for grants of restricted stock units ("RSUs") that vested at the end of the third year of the grant. The RSUs are classified as liability awards in the balance sheets for all periods prior to the Merger, because the RSUs were paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period prior to the Merger and, therefore, fluctuated based on the price of Verizon's stock.

  Performance Share Units

        The Verizon Plan also provided for grants of performance share units ("PSUs") that vested at the end of the third year after the grant. The target award was determined at the beginning of the period and could increase (to a maximum 200% of the target) or decrease (to zero) based on Total Shareholder Return ("TSR"). At the end of the period, the PSU payment was determined by comparing Verizon's TSR to the TSR of a predetermined peer group and the S&P 500 companies. All payments were subject to approval by the Verizon Board's Human Resources Committee. The PSUs are classified as liability awards in the balance sheets for all periods prior to the Merger, because the PSU awards were paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period prior to the Merger and, therefore, fluctuated based on the price of Verizon's stock as well as Verizon's TSR relative to the peer group's TSR and S&P 500 TSR.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(15) Stock-Based Compensation (Continued)

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

        After-tax compensation expense for stock options and other stock-based compensation included in net income as reported for the year ended December 31, 2007 was not material.

(16) Transactions with Affiliates

(a) Construction Services

        The Company hired Gilbane Building Company to construct a new data center in Manchester, New Hampshire and to perform restoration services on a flooded building in Raymond, New Hampshire. Thomas F. Gilbane, Jr., a director of FairPoint, is Chairman and Chief Executive Officer of Gilbane Building Company. Gilbane Building Company was hired by the Company for both projects prior to Mr. Gilbane's designation to the board of directors. The Company paid Gilbane Building Company fees of $0.8 million and $2.8 million in the years ended December 31, 2009, and December 31, 2008, respectively. For the year ended December 31, 2009, Mr. Gilbane has advised the Company that the amounts paid to Gilbane Building Company represented less than 2% of such company's consolidated gross revenues.

(b) Verizon Northern New England business transactions with Affiliates

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

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(16) Transactions with Affiliates (Continued)

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

        The affiliate operating revenue and expense amounts do not include affiliate transactions between Verizon and VLD's, VOL's and VSSI's operations in Maine, New Hampshire and Vermont. Because the Verizon Northern New England business' operating expenses associated with VLD, VOL, and VSSI were determined predominantly through allocations, separate identification of the affiliate transactions was not readily available.

(17) Quarterly Financial Information (Unaudited)

        The quarterly information presented below represents selected quarterly financial results as restated on Forms 10-Q/A for the quarters ended March 31, June 30, and September 30, 2009.

	First quarter	Second quarter	Third quarter	Fourth quarter
	(in thousands, except per share data)
2009:
Revenue	$299,298	284,762	270,455	272,246
Net income (loss)	(22,305)	(28,163)	(75,202)	(115,726)
Earnings (loss) per share
Basic	(0.25)	(0.32)	(0.84)	(1.29)
Diluted	(0.25)	(0.32)	(0.84)	(1.29)
2008:
Revenue	$282,414	344,690	328,255	319,260
Net income (loss)	9,543	23,114	(25,109)	(76,073)
Earnings (loss) per share
Basic	0.18	0.26	(0.28)	(0.85)
Diluted	0.18	0.26	(0.28)	(0.85)

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(18) Fair Value Measurements

        The Fair Value Measurements and Disclosures Topic of the ASC (formerly SFAS No. 157, Fair Value Measurements ("SFAS No. 157")) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Fair Value Measurements and Disclosures Topic of the ASC also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delayed the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP 157-2 on its financial statements. The impact of partially adopting SFAS No. 157 effective January 1, 2008 was not material to the Company's financial statements.

        The carrying value of the Swaps at December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 8 for more information.

        The following table summarizes the Company's financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 31, 2008 (in thousands):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swaps(1)	(82,955)	—	(82,955)	—

(1)
Fair value of the Swaps at December 31, 2008 was calculated by the Company using valuation methodologies consistent with those of the counterparties to the underlying contracts. These market values were then discounted for the Company's risk of non-performance, which is represented by the market spread on the Company's debt as of December 31, 2008. See note 8 for more information.

(19) Revenue Concentrations

        As of December 31, 2009, approximately 86% of the Company's access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company's financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company's services and resulting loss of access lines which could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

        In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company's operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(20) Commitments and Contingencies

(a) Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2009 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2010	$3,033	$11,007
2011	1,988	9,100
2012	1,761	7,628
2013	1,561	6,227
2014	1,534	3,971
Thereafter	105	7,651

Total minimum lease payments	$9,982	$45,584

Less interest and executory cost	(2,355)

Present value of minimum lease payments	7,627
Less amounts subject to compromise	(7,627)

Long-term obligations at December 31, 2009	$—

        Total rent expense was $16.7 million, $30.1 million and $63.2 million in 2009, 2008 and 2007, respectively.

        The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

(b) Legal Proceedings

        From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. With the exception of the Chapter 11 Cases, the Company's management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company's financial position or results of operations. To the extent the Company is currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see "Item. 1—Business—Chapter 11 Cases."

(c) Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of December 31, 2009, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Applicable orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer

FairPoint Communications, Inc. and Subsidiaries

(DEBTORS-IN-POSSESSION)

Notes to Consolidated Financial Statements (Continued)

(20) Commitments and Contingencies (Continued)

bills. Based on the Company's current estimate of its service quality penalties in these states, a $26.0 million increase in the estimated liability was recorded as a reduction to revenue for the year ended December 31, 2009. The Company has recorded a total liability of $27.5 million on the consolidated balance sheet at December 31, 2009. Additional penalties may be assessed as a result of service quality issues related to the Cutover, which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        During February 2010, the Company reached agreements with the state regulatory authorities in each of Maine, New Hampshire and Vermont. Term sheets executed with the state regulatory authorities of New Hampshire and Vermont defer fiscal 2008 and 2009 penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if the Company meets certain metrics for the twelve-month period ending December 31, 2010. As this clause represents a contingent gain, the Company has not recognized such gain as of December 31, 2009. As of December 31, 2009 the Company has accrued fiscal 2008 and 2009 liabilities of $6.0 million for New Hampshire and approximately $11.4 million for Vermont.

        At this time, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including service quality penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

(21) Subsequent Events

Impact of Healthcare Reform on Deferred Tax Assets

        President Obama signed into law on March 23, 2010 the Patient Protection and Affordable Care Act and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (collectively "PPACA") which reforms the healthcare system in the United States. One of the provisions of PPACA is the elimination of the tax deductibility for retiree health care costs after December 31, 2012 to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage. Employers who include the present value of future Medicare Part D retiree drug subsidy ("RDS") in their post-retirement liabilities will be required to adjust the balance of any deferred tax assets on their balance sheets accordingly in the period the PPACA was signed into law. The present value as of December 31, 2009 of the RDS payments affected by PPACA in the FairPoint retiree medical plans is $16.9 million. The reduction in deferred tax asset to be booked in 1Q2010 is this amount multiplied by our assumed effective tax rate.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act). As a result of the Restatement described in "Part I—Business—Restatement", our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2009 because of the material weaknesses described below.

(b) Material Weaknesses in Internal Control Over Financial Reporting

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

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2009 because the following material weaknesses in internal control over financial reporting existed during 2009:

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

        The effectiveness of internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm.

(c) Changes in Internal Control Over Financial Reporting

        In connection with the Merger, we continue to significantly expand our internal control over financial reporting in order to encompass the new internal control structure associated with our Northern New England operations. Accordingly, we continue to develop a significant number of new processes, systems and related controls governing various aspects of our financial reporting process, particularly relating to our Northern New England operations and the consolidation of our Northern New England operations with Legacy FairPoint's operations. The processes we have developed include, but are not limited to, information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax, general ledger accounting and external reporting.

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We do note however that subsequent to the year ended December 31, 2009, we implemented the remediation described above to address the material weaknesses in our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Our board of directors currently consists of six directors. Two of our directors, David L. Hauser and Claude C. Lilly, were appointed as directors in connection with our initial public offering. Robert S. Lilien was appointed as a director by our board of directors in December 2005 to fill a vacancy which had existed on our board of directors since our initial public offering. Pursuant to the Merger, Verizon was entitled to designate four individuals to serve on our board of directors. Jane E. Newman was designated by Verizon and appointed as a director by our board of directors in August 2007, filling a vacancy which had existed on our board of directors since the resignation of two directors in January 2007. Effective March 31, 2008, our board of directors was increased from seven to nine members. Thomas F. Gilbane, Jr., Robert A. Kennedy and Michael R. Tuttle were designated by Verizon and appointed as directors by our board of directors effective as of March 31, 2008, filling a vacancy which had existed on our board of directors since the resignation of two directors in January 2007 and filling the two new positions created upon the increase of the size of our board of directors. Verizon has no further rights to designate individuals to serve on our board of directors. Three of our directors resigned during 2009: (i) Eugene B. Johnson resigned from our board of directors effective concurrently with his resignation as our Chief Executive Officer on June 30, 2009; (ii) Patricia Garrison-Corbin resigned from our board of directors effective August 17, 2009; and (iii) Robert A. Kennedy resigned from our board of directors effective September 28, 2009.

        Our directors are divided into three classes having staggered three-year terms, so that the term of one class expires at each annual meeting of stockholders. The classes are currently comprised as follows:

  •
  Class II directors.  David L. Hauser, Jane E. Newman and Michael R. Tuttle are class II directors whose terms will expire at the annual meeting of stockholders to be held in 2010;

  •
  Class III directors.  Claude C. Lilly, Robert S. Lilien and Thomas F. Gilbane, Jr. are class III directors whose terms will expire at the annual meeting of stockholders to be held in 2011; and

  •
  Class I directors.  We currently have no class I directors whose terms are expiring at the annual meeting of stockholders to be held in 2012.

        We do not intend to hold an annual meeting of stockholders during 2010. As of the Effective Date, the reorganized Company is expected to have a newly appointed seven person board of directors. Selected biographical information for each of the seven proposed new board members is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link. In accordance with the Amended By-Laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the board of directors of the Company are expected to have one year terms, so that their terms will expire at each annual meeting of stockholders.

Director Independence

        The board of directors considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, other than David L. Hauser, all of our directors are independent under the criteria for independence set forth in the listing standards of the NYSE, and accordingly are independent directors with no material relationship to the Company other than being a director or stockholder of FairPoint.

Directors

        The following sets forth selected biographical information for our directors.

  Nominees for Class II Directors with Terms Expiring at the 2010 Annual Meeting.

        David L. Hauser- Mr. Hauser, age 58, has served as our Chairman and Chief Executive Officer since July 1, 2009. Prior to assuming this role, Mr. Hauser had served as a director of FairPoint Communications since February 2005. Prior to becoming FairPoint's Chairman and Chief Executive Officer, Mr. Hauser served as the Group Executive and Chief Financial Officer of Duke Energy Corporation, where he was employed for 35 years. Mr. Hauser is on the board of directors of Furman University and of Charlotte, North Carolina's Blumenthal Center for the Performing Arts, the board of trustees of University of North Carolina at Charlotte and is past chair of the University of North Carolina at Charlotte Business School Advisory Council. He is also a past board member of the North Carolina Zoological Society and is a member of the North Carolina Association of Certified Public Accountants. Mr. Hauser also serves as a director of Enpro Industries, Inc.

        Jane E. Newman- Ms. Newman, age 64, was appointed as a director of FairPoint in August 2007 and as FairPoint's lead director in October 2007. Ms. Newman previously served as the Interim President of the University of New Hampshire in Durham, New Hampshire from 2006 to June 2007. Prior to assuming this role, Ms. Newman served as the Executive Dean of the John F. Kennedy School of Government at Harvard University, beginning in 2000. Ms. Newman's academic positions also include engagements at the University of New Hampshire as Interim Dean of the Whittemore School of Business and Economics from 1998 to 1999, Dean of Students from 1972 to 1978 and Assistant Dean of Students from 1969 to 1972. She was also previously employed in various capacities by the Exeter Trust Company and Coastal Broadcasting Corporation, and served as a Senior Aide to the President of the United States. Ms. Newman is a director of the Lumina Foundation, Gilbane Inc., Exeter Trust Company and Global Relief Technologies, Inc. She is also the former Chair of the United States Naval Academy Board of Visitors.

        Michael R. Tuttle- Mr. Tuttle, age 55, was appointed as a director of FairPoint in March 2008. Mr. Tuttle has served as the President and Chief Executive Officer of Merchants Bank, a commercial bank with headquarters in Burlington, Vermont, since January 2006. Mr. Tuttle has also served, since January 2007, as the President and Chief Executive Officer and as a director of Merchants Bancshares, Inc., the parent company of Merchants Bank. Prior to assuming his current responsibilities, Mr. Tuttle served as Chief Operating Officer and Senior Lender of Merchants Bank from 1997 through 2005. He also serves on the boards of the Vermont Bar Foundation, United Way of Chittendon County, Vermont and Burlington, Vermont's Flynn Center for the Performing Arts.

  Continuing Class III Directors with Terms Expiring in 2011.

        Thomas F. Gilbane, Jr.- Mr. Gilbane, age 62, was appointed as a director of FairPoint in March 2008. Mr. Gilbane is the President and Chief Executive Officer of Gilbane Inc., the parent company of Gilbane Building Company and Gilbane Development Company, and the Chairman and Chief Executive Officer of Gilbane Building Company, one of the nation's largest general contractors and construction managers. Mr. Gilbane also serves as a director and audit committee member of Gilbane Inc., and as a director of both Gilbane Building Company and Gilbane Development Company. Prior to assuming his current roles, Mr. Gilbane served as President and Chief Operating Officer of Gilbane Building Company from 1997 to January 2004. Prior to Mr. Gilbane's nomination as a director of the Company, the Company hired the Gilbane Building Company to construct a new data center in Manchester, New Hampshire. See "Item 13. Certain Relationships and Related Transactions and Director Independence—Construction Services."

        Robert S. Lilien- Mr. Lilien, age 62, was appointed as a director of FairPoint in December 2005. Mr. Lilien is currently a partner in the law firm of Robinson, Bradshaw & Hinson, P.A., located in Charlotte, North Carolina, where he has worked since April 2002, and is also the managing member of Trilogy Capital Partners, LLC, a captive private equity fund with equity provided by a single family group, where he has also worked since April 2002. From 1993 to 2002, he held various positions at Duke Energy Corporation, including Senior Vice President-Duke Ventures for Duke Energy Corporation, Chairman and Chief Executive Officer of Crescent Resources, LLC, Chairman of DukeNet Communications, Inc. and Chairman of Duke Capital Partners, LLC.

        Claude C. Lilly- Dr. Lilly, age 63, was appointed as a director of FairPoint in February 2005. Dr. Lilly is currently serving as Dean of the College of Business and Behavioral Science at Clemson University. Previously, Dr. Lilly served as Dean and James J. Harris Chair of Risk Management and Insurance in the Belk College of Business Administration at the University of North Carolina at Charlotte, where he was employed from July 1997 to June 2007. Dr. Lilly has served as Assistant Deputy Insurance Commissioner for the State of Georgia and as a director of several corporations. He currently serves on the audit committee of the Board of Pensions of the Presbyterian Church (PCUSA) and is the Chair of the board of the Charlotte branch of the Federal Reserve Bank of Richmond. Dr. Lilly also currently sits on the board of directors of the Erie Insurance Group, where he serves as the chair of the audit committee and as a member of the investment and strategic planning committees. Dr. Lilly earned the Chartered Property and Casualty Underwriter and Chartered Life Underwriter designations and is a member of numerous professional associations.

  Continuing Class I Directors with Terms Expiring in 2012.

        We currently have no class I directors whose terms are expiring at the annual meeting of stockholders to be held in 2012.

Committees of the Board of Directors

        Our board of directors has three separately designated standing committees: an audit committee, a compensation committee and a corporate governance committee.

  Audit Committee

        Our audit committee for fiscal 2009 consisted of Thomas F. Gilbane, Jr., Robert S. Lilien and Claude C. Lilly, and met five times during 2009. Prior to his appointment as our Chief Executive Officer, David L. Hauser served on our audit committee. Prior to his resignation, Robert A. Kennedy served on our audit committee. Mr. Kennedy was replaced on our audit committee by Thomas F. Gilbane, Jr. Claude C. Lilly is the chair of our audit committee. All audit committee members satisfy the independence criteria set forth in the listing standards of the NYSE and the applicable provisions of the Exchange Act. Mr. Lilien is qualified as an audit committee financial expert within the meaning of item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and our board of directors has determined that he has the accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation.

        Among other functions, the principal duties and responsibilities of our audit committee are to select and appoint our independent registered public accounting firm, oversee the quality and integrity of our financial reporting and the audit of our financial statements by our independent registered public accounting firm and, in fulfilling its obligations, our audit committee reviews with our management and independent registered public accounting firm the scope and results of the annual audit, our accounting firm's independence and our accounting policies.

        The audit committee is required to report regularly to our board of directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements, the performance and independence of our independent registered public accounting firm, and the performance of the internal audit function.

        A copy of our audit committee charter can be found on our website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption. In addition, a copy of our audit committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

  Compensation Committee

        Our compensation committee for fiscal 2009 consisted of Thomas F. Gilbane, Jr., Jane E. Newman, and Michael R. Tuttle and met twenty-one times during 2009. Prior to his appointment as our Chief Executive Officer, David L. Hauser served on our compensation committee. Thomas F. Gilbane, Jr. is the chair of our compensation committee. All compensation committee members satisfy the independence criteria set forth in the listing standards of the NYSE. Among other functions, our compensation committee oversees the compensation of our Chief Executive Officer and other executive officers, including plans and programs relating to cash compensation, incentive compensation, equity based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof.

        A copy of our compensation committee charter can be found on our website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption. In addition, a copy of our compensation committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

  Compensation Committee Interlocks and Insider Participation

        During 2009, decisions on various elements of executive compensation were made by our compensation committee. No officer, employee or former officer of the Company served as a member of our compensation committee during 2009. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

        For a description of certain relationships and transactions between us and members of our board of directors or their affiliates, see "Certain Relationships and Related Party Transactions."

  Corporate Governance Committee

        Our corporate governance committee for fiscal 2009 consisted of Claude C. Lilly, Jane E. Newman and Michael R. Tuttle, and met twice during 2009. Michael R. Tuttle is the chair of our corporate governance committee. Prior to her resignation from our board of directors, Ms. Garrison-Corbin served as the chair of our corporate governance committee. All corporate governance committee members satisfy the independence criteria set forth in the listing standards of the NYSE. Among other functions, the principal duties and responsibilities of our corporate governance committee are to identify qualified individuals to become board members, recommend to our board of directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to our board of directors our corporate governance guidelines.

        A copy of our corporate governance committee charter can be found on our website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption. In addition, a copy of our corporate governance committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

Attendance of Directors

        During 2009, the board of directors held seventeen meetings. Each current director attended at least 75% of the aggregate of the total number of meetings held by the board of directors and the total number of meetings held by all committees of the board of directors on which he or she served, which meetings were held when he or she was a director.

Corporate Governance

        Code of Business Conduct and Ethics.    We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with the SEC regulations and NYSE listing standards related to codes of conduct and ethics and is posted on our corporate website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption. A copy of our code of business conduct and ethics is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

        Code of Ethics for Financial Professionals.    We have also adopted a code of ethics for financial professionals as required by the SEC under Section 406 of the Sarbanes-Oxley Act. This code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by our senior financial officers, including our Chief Executive Officer, and is a supplement to our code of business conduct and ethics. In addition to applying to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, this code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of our financial statements and the other financial data included in our periodic reports to the SEC and in other public communications made by us that are designated from time to time by our Chief Financial Officer as senior financial professionals. Our code of ethics for financial professionals is posted on our corporate website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption.

        Corporate Governance Guidelines:    We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors' expectations as to how it should perform its functions. Our corporate governance guidelines are posted on our corporate website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption. A copy of our corporate governance guidelines is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc. 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

Policies Relating to our Board of Directors

  Nomination and Selection of Directors

        Our corporate governance committee identifies and evaluates potential director candidates in a variety of ways. Recommendations may come from current members of our board of directors, professional search firms, members of management, stockholders or other persons. In assessing the qualifications of potential nominees, the corporate governance committee may rely on personal interviews or discussions with the candidate and others familiar with the candidate's professional background, on third-party background and reference checks and on such other due diligence information as is reasonably available. The corporate governance committee must be satisfied that the candidate possesses the highest professional and personal ethics and values and has broad experience at the policy-making level in business, government, education or public interest before the corporate governance committee will recommend a candidate as a nominee to our board of directors.

  Communications with Board of Directors

        Our board of directors has adopted policies with respect to the consideration of candidates recommended by stockholders for election as well as for director and stockholder communications with the board of directors.

        Stockholders may recommend nominees for consideration by the corporate governance committee by submitting the names and the following supporting information to our secretary at: Secretary, Stockholder Nominations, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202. The submissions should include a current resume of the candidate and a statement describing the candidate's qualifications and contact information for the candidate. The submission should also include the name and address of the stockholder who is submitting the nominee, the number of shares which are owned of record or beneficially by the submitting stockholder and a description of all arrangements or understandings between the submitting stockholder and the nominee.

        Stockholders and other interested parties may communicate directly with our board of directors or the non-management directors. All communications should be in writing and should be directed to our secretary at: Secretary, Stockholder Communications, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202. The sender should indicate in the address whether it is intended for the entire board of directors, the non-management directors as a group or an individual director. Each communication intended for the board of directors or non-management directors received by the secretary will be forwarded to the intended recipients in accordance with the submitted instructions.

        The full text of the stockholder nominations and communications policy is available on our corporate website at www.fairpoint.com on the "Investors" page, under the "Corporate Governance" caption.

  Lead Director and Private Sessions

        The non-management directors regularly meet in private session without our Chairman and Chief Executive Officer. Our lead director presides at these non-management executive sessions. Jane E. Newman served as our lead director in 2009.

  Director Attendance at Annual Meeting of Stockholders

        We do not have a formal policy regarding attendance by directors at our annual meeting of stockholders but invite and encourage all directors to attend. The annual meeting of stockholders is also held in conjunction with a regularly scheduled board of directors meeting to encourage director attendance. Eight of our nine directors attended the 2009 annual meeting of stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

General Principles and Procedures

  General Program Objectives

        The compensation committee's principal objective in designing compensation policies is to develop and administer a comprehensive program to attract, motivate and retain outstanding executives who are likely to enhance our profitability and create value for our stockholders. Within this overall compensation philosophy, the compensation committee seeks to: (1) recognize and reward sustained superior performance by individual officers and key employees; (2) pay for performance on both an individual and corporate level; (3) align stockholder and executive interests by placing a significant portion of executive compensation "at risk"; (4) tie executive compensation to the achievement of certain short term and long term performance objectives of the Company; and (5) offer a total compensation program that takes into account the compensation practices of comparable companies.

        The compensation committee intends to provide our named executive officers ("NEOs") with an executive compensation program that emphasizes performance. The program therefore combines a competitive base salary component with a significant amount of variable compensation in the form of performance based annual and long term incentives. The compensation committee believes this emphasis on performance aligns the compensation of our NEOs with the long term interests of our stockholders.

        The compensation committee has engaged and regularly consults an independent consultant, Findley Davies, Inc., to review the competitiveness and structure of the executive compensation program and each component of the program, and to assist the compensation committee in ensuring that the executive compensation program achieves the compensation committee's objectives. Findley Davies also assisted the compensation committee with the negotiation of the compensation related terms of Mr. Hauser's employment as Chief Executive Officer of the Company, which commenced on July 1, 2009.

Specific Principles for Determining Executive Compensation

        The table below identifies and explains the reason for each component of our executive compensation program. See "—Executive Compensation Decisions for 2009" for amounts and further detail.

Element:	Reason for Element
Salary

Our career-oriented philosophy toward executive compensation requires a competitive base salary as a starting point. The compensation committee establishes the base salaries for our NEOs as fixed amounts to provide a reliable indication of the minimum amount of compensation each NEO will receive in a given year.

Annual Incentives

We maintain an Annual Incentive Plan under which our NEOs and other key employees may earn annual cash incentives based on corporate and individual performance. The Annual Incentive Plan is designed to provide an incentive for executives to attain short term goals. The compensation committee establishes and approves the goals of the Chief Executive Officer and the Chief Executive Officer approves the goals of the other NEOs and the compensation committee reviews them.

Long Term Incentives/Equity Awards

We maintain the 2008 Long Term Incentive Plan that allows for a variety of stock-based awards to link employee compensation to stockholders' interests and encourage the creation of long term value for our stockholders by increasing the retention of qualified key employees.

Deferred Compensation

We have maintained a Non-Qualified Deferred Compensation Plan, which we refer to as the NQDC Plan, which covers certain employees. The NQDC Plan allows senior management employees to defer additional compensation beyond the contribution limitations of the 401(k) plan. Company matching contributions are made according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k) plan, up to the maximum allowed contribution.

Welfare Benefits	We provide, on equal terms for all employees, group term life insurance, group health insurance, and short term and long term disability insurance.
Post-employment Benefits	Retirement. We maintain a 401(k) retirement savings plan that in 2009 included an employer matching contribution up to an amount equal to 5% of each participant's compensation.

Severance and Change in Control Benefits. We provide severance benefits to certain NEOs at levels that we consider conservative yet competitive when compared to those offered by our peers. We believe that such benefits are necessary and appropriate in order to attract and retain qualified NEOs.

Method for Determining Amounts

  Base Salary

        The compensation committee determines the level of base salary for our Chief Executive Officer and the other executive officers with the general goal of providing competitive salaries. In making its decisions, the compensation committee considers independent studies and surveys prepared by consultants based on publicly available information with respect to other comparable communications companies. In addition, with respect to each executive officer, including the Chief Executive Officer, the compensation committee considers the individual's performance, including that individual's total level of experience in the communications industry, his or her record of performance and contribution to our success relative to his or her job responsibilities and annual goals, as well as his or her overall service to the Company.

  Annual Incentive Compensation Awards

        The annual incentive awards are based on a combination of corporate and individual goals having specific financial and operational objectives such as the following: FairPoint achieving specified milestones under the installation schedule for its Next Generation Network, FairPoint achieving a specified year-end broadband penetration target, FairPoint achieving certain free cash flow and revenue targets, FairPoint accomplishing certain budgetary, operational and regulatory goals and providing Company and industry leadership. We generally establish bonus targets and performance criteria at the end of each year for the following year.

  Long Term Incentive/Equity Awards

        In determining the long term incentive component of the Chief Executive Officer's compensation, the compensation committee considers, among other factors selected by the compensation committee, our performance and relative stockholder return and the value of similar incentive awards to chief executive officers at comparable companies. With respect to the amount of long term incentive awards for other executive officers and key employees, the compensation committee considers the recommendation of the Chief Executive Officer and takes into account the amount of long term incentive awards granted to peer executives at comparable companies. The compensation committee also obtains and reviews market compensation data from its compensation consultant.

        The compensation committee determines the vesting schedule and criteria for future equity awards. We do not time our equity awards to the release of material non-public information.

        In 2007, the compensation committee established stock ownership guidelines for certain of our executives which became effective in 2008. These guidelines are intended to reflect our executives' commitment to the organization and strong alignment with our stockholders. The guidelines, which must be achieved by 2013 (or if an executive is employed or promoted after 2008 to a position that is subject to the guidelines, within five years of that date), include ownership of our common stock in an amount equal to or greater than, for our Chief Executive Officer, five times his base salary, for the NEOs other than the Chief Executive Officer and all other Executive Vice Presidents and Senior Vice Presidents, three times his or her base salary and for all Vice Presidents, one times his or her base salary.

  Deferred Compensation

        We have maintained a nonqualified deferred compensation plan (the "NQDC Plan") for NEOs and other select senior management to enable them to defer compensation in excess of the limits applicable to them under our 401(k) plan. Matching contributions are made to the NQDC Plan according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k) plan.

  Retirement and Welfare Benefits

        Our NEOs participate in our broad-based 401(k) and welfare benefit plans, and thereby receive, for example, group health insurance, group term life insurance and short term and long term disability insurance. The costs of these benefits constitute only a small percentage of each executive officer's total compensation.

  Post-employment Severance and Change-in-Control Benefits

        We provide post-employment severance and change-in-control benefits to Mr. Hauser, pursuant to an employment agreement, and to Messrs. Giammarino and Nixon and Ms. Linn, pursuant to change in control and severance agreements. See "—Potential Payments Upon Termination or Change of Control." We also provide post-employment severance and change-in-control benefits to certain other non-NEO executives. The severance benefits for these executives are generally paid only if the executives are terminated without cause and they do not voluntarily resign. The severance benefits are also provided if any termination of employment occurs because of a change in control. In addition to severance payments, each executive is entitled to continued welfare benefits for a limited period.

Executive Compensation Decisions for 2009

        Explained below are the key components of the compensation that our NEOs earned in 2009 as shown in the "Summary Compensation Table." Their base salaries generally accounted for between 33% and 50% of their total potential compensation, while incentive compensation accounted for most of the remainder of their total potential compensation. The compensation committee believes that the balance described below of 2009 levels for salary, annual cash incentive awards and other benefits (including, with respect to Mr. Hauser, a stock option award and a restricted stock award) reflect both (i) an appropriate performance-oriented structure for total compensation, and (ii) a suitable correlation of total NEO compensation to the Company's financial and business performance in 2009. Note that the "Summary Compensation Table" below reports the grant date value of equity awards rather than the fair value of the awards when they are subsequently earned or become vested.

        Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, will be canceled and extinguished on the Effective Date. In addition, on the Effective Date, the Company will be deemed to have adopted the New Long Term Incentive Plan and the Success Bonus Plan without any further action by the Company. On the Effective Date, in accordance with the Plan, (i) management and other employees of the Company are expected to receive certain cash bonuses pursuant to the Success Bonus Plan and certain equity awards pursuant to the New Long Term Incentive Plan and (ii) members of the New Board are expected to receive certain equity awards pursuant to the New Long Term Incentive Plan. See "Item 1. Business—Bankruptcy—The Plan—New Long Term Incentive Plan and Success Bonus Plan."

  Base Salary

        None of the NEOs received a base salary increase in 2009. Upon the recommendation of the compensation committee, our board of directors approved a starting annual base salary for Mr. Hauser of $800,000 effective as of his hire on July 1, 2009.

  Annual Incentive Compensation Awards

        The compensation committee established the 2009 target bonuses and related performance goals for certain members of our senior management under the FairPoint Communications, Inc. Annual Incentive Plan, or the Annual Incentive Plan, on March 3, 2009.

        Below is a chart that identifies the target bonus for each NEO who was eligible to participate in the Annual Incentive Plan in 2009 and the performance criteria used to evaluate the NEO's performance. The performance criteria were weighted as indicated. The Company was required to achieve a threshold level of adjusted EBITDA before any amounts would be paid under the Annual Incentive Plan. The Company did not achieve the threshold adjusted EBITDA level and, accordingly, no annual incentive awards were paid for 2009.

Executive	Position	Bonus Target (% of 2009 Annual Base Salary)	Performance Criteria
Eugene B. Johnson	Chief Executive Officer (1)	100%

(i) 25%—FairPoint achieving all major milestones under the installation schedule for its Next Generation Network by a specified date; (ii) 25%—FairPoint achieving a specified year-end broadband penetration target; (iii) 25%—FairPoint increasing its net new commercial and wholesale sales revenue by a specified amount during 2009; (iv)  20%—FairPoint reducing its debt by a specified amount during 2009; and (v) 5%—promoting workers' safety and reducing FairPoint's recordable accident rate.

Executive	Position	Bonus Target (% of 2009 Annual Base Salary)	Performance Criteria
Alfred C. Giammarino	Executive Vice President and Chief Financial Officer (2)	50%

(i) 25%—FairPoint achieving major milestones under the installation schedule for its Next Generation Network by a specified date; (ii) 25%—FairPoint achieving a specified year-end broadband penetration target; (iii) 25%—FairPoint reducing its debt by a specified amount during 2009; (iv) 10%—FairPoint repurchasing a certain amount of the Old Notes; (v) 5%—FairPoint improving its cash flow by a specified amount during the first quarter of 2009; (vi) 5%—FairPoint making certain amendments to the credit agreement entered into in connection with the Verizon transaction; and (vii) 5%—promoting workers' safety and reducing the FairPoint's recordable accident rate.

Peter G. Nixon	President	50%

(i) 25%—FairPoint achieving all major milestones under the installation schedule for its Next Generation Network by a specified date; (ii) 25%—FairPoint achieving a specified year-end broadband penetration target; (iii) 25%—FairPoint increasing its net new commercial and wholesale sales revenue by a specified amount during 2009; (iv)  10%—FairPoint completing systems integration for its operations in northern New England by a specified date; (v) 10%—FairPoint implementing a customer loyalty program by a specified date and achieving certain goals under the customer loyalty program during 2009; and (vi) 5%—promoting workers' safety and reducing FairPoint's recordable accident rate.

Executive	Position	Bonus Target (% of 2009 Annual Base Salary)	Performance Criteria
Shirley J. Linn	Executive Vice President, General Counsel and Secretary	50%

(i) 20%—FairPoint entering into certain specified agreements and increasing internal succession-planning cross-training during 2009; (ii) 15%—FairPoint achieving all major milestones under the installation schedule for its Next Generation Network by a specified date; iii) 15%—FairPoint achieving a specified year-end broadband penetration target; (iv)  15%—FairPoint increasing its net new commercial and wholesale sales revenue by a specified amount during 2009; (v) 10%—managing the performance and cost of FairPoint's outside legal advisors, meeting certain budget and expense goals for the in-house legal department and managing litigation prevention and costs; (vi) 10%—FairPoint improving its public company compliance processes during 2009; (vii) 10%—FairPoint partnering with the sales organization to improve its sales process; and (viii) 5%—promoting workers' safety and reducing FairPoint's recordable accident rate.

Executive	Position	Bonus Target (% of 2009 Annual Base Salary)	Performance Criteria
Lisa R. Hood	Senior Vice President and Controller (3)	40%

(i) 20%—FairPoint improving its internal controls for inventory and supply chain by a specified date; (ii) 20%—FairPoint improving its monthly reporting process by a specified date; (iii) 15%—FairPoint achieving all major milestones under the installation schedule for its Next Generation Network by a specified date; (iv) 15%—FairPoint achieving a specified year-end broadband penetration target; (v) 15%—FairPoint increasing its net new commercial and wholesale sales revenue by a specified amount during 2009; (vi) 10%—facilitating the completion of FairPoint's 2010 budget by a specified date; and (vii) 5%—promoting workers' safety and reducing FairPoint's recordable accident rate.

        (1)   Mr. Johnson resigned as Chairman and Chief Executive Officer effective June 30, 2009.

        (2)   Mr. Giammarino resigned as Executive Vice President and Chief Financial officer effective March 30, 2010.

        (3)   On March 31, 2010, Ms. Hood was appointed as the Company's Chief Financial Officer and principal financial officer on an interim basis.

        We have not disclosed specific financial targets and metrics above as we believe this information would give our competition insight into key market dynamics and could cause us competitive harm.

        Mr. Hauser, who commenced employment on July 1, 2009, did not participate in the Annual Incentive Plan in 2009. The terms of Mr. Hauser's incentive compensation were negotiated in connection with his employment and are explained below.

  2009 Long Term Incentive Plan Awards

        The Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the "Long Term Plan") to permit the award of long term, equity based awards to key employees. The stockholders approved the Long Term Plan at the 2008 annual stockholders meeting. We believe the Long Term Plan supports our pursuit of long term creation of stockholder value and helps us motivate and retain a high quality executive team.

  2008-2010 Performance Units

        The compensation committee awarded performance units under the Long Term Plan to the Company's executive officers (other than the Chief Executive Officer and Mr. Leach, who had previously informed the Company that he intended to retire during the third quarter of 2008) on June 18, 2008. The compensation committee also awarded performance units to Mr. Giammarino when he commenced employment on September 2, 2008. The performance units will be earned over the performance period beginning April 1, 2008 and ending December 31, 2010. One share of the Company's common stock will be delivered to each performance unit holder for each earned performance unit as soon as administratively feasible after the end of the performance period.

        The extent to which the units are earned will be determined based on the following two performance metrics:

  •
  Adjusted EBITDA.  The Company's Adjusted EBITDA for the performance period will determine how 30% of the units will be earned. The number of units earned will be based on a comparison of the Company's Adjusted EBITDA for the performance period compared to a cumulative, aggregate Adjusted EBITDA target for the performance period set by the compensation committee at the time of the award.

  •
  Total Stockholder Return.  The Company's percentile ranking for total stockholder return performance in comparison to a peer group will determine the extent to which the remaining 70% of units are earned. The peer group is composed of the companies included in the Dow Jones Telecommunications Index.

        The compensation committee selected Adjusted EBITDA as a performance metric because Adjusted EBITDA measures the efficiency of the Company's operations better than the Company's reported net earnings. The compensation committee selected the relative total stockholder return performance metric because it will provide compensation to the executive officers based on the return delivered by the Company to its stockholders in comparison to the Company's peers.

  Interim Performance Units

        As described above, the 2008-2010 performance units are expected to pay incentive compensation to our executives in the first quarter of 2011. The executive team last received equity based awards in 2006. The transition to incentive compensation under the Long Term Plan left a significant gap in any long term or equity incentive opportunity for our executives. The compensation committee believed that this would place FairPoint at a competitive disadvantage with respect to our key executives. With this in mind, on March 27, 2008, the compensation committee approved an interim equity based award for selected executives and key employees for the 2008 through 2009 period that would provide equity awards for achieving a specific total return to stockholders as of December 31, 2009. The Company did not achieve the stockholder return and none of the units for the period ended December 31, 2009 were paid to the executives.

  2009-2011 Performance Units

        On March 3, 2009 the compensation committee awarded performance units under the Long Term Plan to the Company's executive officers (other than the Chief Executive Officer). The performance units will be earned over the performance period beginning January 1, 2009 and ending December 31, 2011. One share of the Company's common stock will be delivered to each performance unit holder for each earned performance unit as soon as administratively feasible after the end of the performance period.

        The extent to which the units are earned will be determined based on the following two performance metrics:

  •
  Adjusted EBITDA.  The Company's Adjusted EBITDA for the performance period will determine how 50% of the units will be earned. The number of units earned will be based on a comparison of the Company's Adjusted EBITDA for the performance period compared to a cumulative, aggregate Adjusted EBITDA target for the performance period set by the compensation committee at the time of the award.

  •
  Total Stockholder Return.  The Company's percentile ranking for total stockholder return performance in comparison to a peer group will determine the extent to which the remaining 50% of units are earned. The peer group is composed of the companies included in the Dow Jones Telecommunications Index.

        The compensation committee selected Adjusted EBITDA as a performance metric because Adjusted EBITDA measures the efficiency of the Company's operations better than the Company's reported net earnings. The compensation committee selected the relative total stockholder return performance metric because it will provide compensation to the executive officers based on the return delivered by the Company to its stockholders in comparison to the Company's peers.

  Mr. Hauser's Compensation

        The Company and Mr. Hauser negotiated and subsequently entered into an employment agreement that sets forth the terms and conditions of Mr. Hauser's employment as Chairman and CEO for a three-year term commencing July 1, 2009. Under the agreement, Mr. Hauser will receive an annual base salary of $800,000. Mr. Hauser will also be eligible to participate in the Annual Incentive Plan and earn a performance-based bonus thereunder for an 18-month performance period beginning July 1, 2009 and for annual performance periods thereafter. Mr. Hauser's target bonus under the Annual Incentive Plan will be 100% of the base salary payable to him during the performance period. Mr. Hauser's maximum bonus will be 200% of the base salary payable to him during the performance period.

        As an inducement to accept employment with the Company, Mr. Hauser received (i) the Inducement Options, (ii) the Inducement Restricted Stock and (iii) the Inducement Performance Units. The Inducement Options were granted on July 1, 2009 at an exercise price equal to $0.95 (the average of the closing prices of the Company's common stock during the thirty calendar days immediately preceding the grant date). The Inducement Options will vest and become exercisable in three equal annual installments commencing on July 1, 2010, provided Mr. Hauser remains employed through each such date. The Inducement Restricted Stock will be awarded in three installments as follows: (i) $500,000 on July 1, 2009, (ii) $1,750,000 on July 1, 2010 and (iii) $1,750,000 on July 1, 2011, in each case valued based on the average closing prices of the Company's common stock during the thirty calendar days immediately preceding each award date. The Inducement Restricted Stock will become fully vested on July 1, 2012, provided Mr. Hauser remains employed through such date. The Inducement Performance Units will be earned and paid in shares of the Company's Common Stock, based on the Company's performance during the performance periods, with a target amount of 200% of base salary and a maximum of 400% of base salary. The number of shares subject to the Inducement Options and the option exercise price will be adjusted, and additional shares of Inducement Restricted Stock will be awarded, as necessary to preserve the value of the Inducement Options and the Inducement Restricted Stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company completes a restructuring of its indebtedness.

  Post-employment Benefits

        Mr. Johnson's employment agreement included the following severance obligations, subject to certain conditions, when he retired from the Company on June 30, 2009: (i) continuation of medical coverage for Mr. Johnson and his spouse, at his election, for their respective lives upon payment of applicable premiums; (ii) extension of Mr. Johnson's right to exercise all of his vested options under the Company's 2000 Employee Stock Option Plan until the earlier of (1) March 12, 2012, or (2) the sale of the Company (as defined in the Company's 1998 Stock Incentive Plan); and (iii) continued vesting of all restricted stock granted through June 30, 2009 under the Company's 2005 Stock Incentive Plan as provided in the restricted stock agreement applicable to each grant of such restricted stock. This agreement and the severance obligations were terminated in November 2009.

  Tax Considerations

        Section 162(m) of the Internal Revenue Code (the "Code") generally disallows a tax deduction to public corporations for compensation, other than performance based compensation, over $1.0 million paid for any fiscal year to any of the corporation's Chief Executive Officer and three other highly compensated executive officers as of the end of any fiscal year. The Company's policy is to qualify its executive officers for deductibility under Section 162(m) to the extent the compensation committee determines such to be appropriate. In 2009, compensation did not exceed the deductibility limits of Section 162(m) for any NEO. The compensation committee remains aware of the Code Section 162(m) limitations and the available exemptions and special rules, and will address the issue of 162(m) deductibility when and if circumstances warrant the use of such exemptions or other considerations.

Summary Compensation Table

        The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal years ended December 31, 2009, 2008 and 2007.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(1)	Option Awards $(1)	Non-Equity Incentive Plan Compensation $	Change in Pension Value and Nonqualified Deferred Compensation Earnings $	All Other Compensation $(2)	Total $
David L. Hauser(3)	2009	409,231	—	1,814,349	55,520	—	—	12,602	2,291,702
Chairman of the Board of
Directors and Chief
Executive Officer
Eugene B. Johnson(3)	2009	535,385	—	—	—	—	—	13,627	549,012
Chairman of the Board of	2008	559,077	158,862	593,100	—	—	—	12,370	1,323,409
Directors and Chief	2007	460,000	526,150	451,000	—	—	—	12,131	1,449,281
Executive Officer
Alfred C. Giammarino(4)	2009	401,923	—	236,180	—	—	—	12,634	650,737
Executive Vice President,	2008	109,615	9,591	738,261	—	—	—	23,757	881,224
Chief Financial Officer
Peter G. Nixon	2009	343,750	—	201,996	—	—	—	19,165	564,911
President	2008	303,481	103,109	484,155	—	—	—	19,167	909,912
	2007	244,036	193,063	—	—	—	—	14,646	451,745
Shirley J. Linn	2009	317,308	—	186,458	—	—	—	17,801	521,567
Executive Vice President,	2008	278,291	109,244	445,724	—	—	—	19,116	852,375
General Counsel and	2007	219,423	208,650	—	—	—	—	14,490	442,563
Secretary
Lisa R. Hood(4)	2009	243,269	—	71,476	—	—	—	12,968	327,713
Senior Vice President and	2008	223,435	54,047	185,388	—	—	—	14,206	477,076
Controller

(1)
The amounts in columns (e) and (f) are the grant date fair value of the stock and option awards, adjusted to eliminate the effect of any forfeiture assumption, computed in accordance with the Compensation—Stock Compensation Topic of the ASC. Grant date fair value of awards granted prior to the Merger have been adjusted to reflect the fair value of the award immediately following the Merger. Please see note 15 to FairPoint's Consolidated Financial Statements for the fiscal year ended December 31, 2009 for more information about the assumptions FairPoint used to determine the grant date value of the awards

(2)
The amount shown in column (i) for 2009 reflects the following for each NEO:
  •
  Matching contributions made by FairPoint to its 401(k) retirement savings plan in the amounts of $11,944 for Mr. Hauser, $11,944 for Mr. Johnson, $11,944 for Mr. Giammarino, $11,944 for Mr. Nixon, $11,944 for Ms. Linn and $11,944 for Ms. Hood;

  •
  Contributions made by FairPoint to the term life insurance plans it sponsors for all eligible employees (including our NEOs) in the amounts of $658 for Mr. Hauser, $1,683 for Mr. Johnson, $690 for Mr. Giammarino, $1,316 for Mr. Nixon, $1,317 for Ms. Linn and $317 for Ms. Hood;

  •
  Contributions made by FairPoint to the NQDC Plan in the amount of $5,906 for Mr. Nixon, $4,541 for Ms. Linn and $708 for Ms. Hood;

(3)
Mr. Hauser was appointed as Chairman of our Board of Directors and as our Chief Executive Officer on July 1, 2009, succeeding Mr. Johnson, who resigned effective June 30, 2009.

(4)
Ms. Hood was appointed Chief Financial Officer on an interim basis on March 31, 2010, succeeding Mr. Giammarino, who resigned effective March 30, 2010.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
David L. Hauser	01-Jul-09	(3)	—	—	—	365,714	914,286	1,828,572	—	—	—	585,143
Chairman of the Board	01-Jul-09	(4)	—	—	—	558,730	1,396,825	2,793,650	—	—	—	893,968
of Directors and Chief	01-Jul-09		—	—	—	—	—	—	523,810	—	—	335,238
Executive Officer	01-Jul-09		—	—	—	—	—	—	—	1,600,000	0.95	55,520
Eugene B. Johnson	—		—	—	—	—	—	—	—	—	—	—
Chairman of the Board
of Directors and Chief
Executive Officer
Alfred C. Giammarino	03-Mar-09	(4)	—	—	—	52,778	131,944	263,888	—	—	—	236,180
Executive Vice
President, Chief
Financial Officer
Peter G. Nixon	03-Mar-09	(4)	—	—	—	45,139	112,847	225,694	—	—	—	201,996
President
Shirley J. Linn	03-Mar-09	(4)	—	—	—	41,667	104,167	208,334	—	—	—	186,458
Executive Vice
President, General
Counsel and Secretary
Lisa R. Hood	03-Mar-09	(4)	—	—	—	15,972	39,931	79,862	—	—	—	71,476
Senior Vice President
and Controller

(1)
The amounts shown in column (i) reflect the number of shares of restricted stock granted to Mr. Hauser on July 1, 2009 in accordance with the terms of his employment agreement with the Company.

(2)
The amounts shown in column (l) reflect the grant date fair value of stock awards based on the target number of awards included in the grant and the fair value of the awards at the date of grant, as determined in accordance with the Compensation-Stock Compensation Topic of the ASC. The grant date fair value, as determined in accordance with the Compensation-Stock Compensation Topic of the ASC takes into account the likelihood of market conditions and performance conditions required by the award being achieved. In the case of restricted stock this amount is equal to the number of restricted shares issued, multiplied by the market value of the Company's common stock on the date of grant.

(3)
These awards were granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period April 1, 2008 through December 31, 2010. Payout of awards is based 70% on the Company's TSR, as defined in the award agreement, versus its peer group and 30% on the Company's Adjusted EBITDA versus a target set by the compensation committee prior to the beginning of the performance period. Participants will receive a percentage of their TSR target according to the Company's TSR versus its peer group, as follows: TSR greater than 20% of peer group—40%, TSR greater than 40% of peer group—100%, TSR greater than 60% of peer group—200%. If the Company's TSR is not greater than at least 20% of its peer group—0%. Participants will receive a percentage of their Adjusted EBITDA target according to the Company's Adjusted EBITDA versus its target, as follows: less than 95% of target—0%, 95% of target—40%, 100% of target—100%, 105% of target or higher—200%.

(4)
These awards were granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period January 1, 2009 through December 31, 2011. Payout of awards is based 50% on the Company's TSR, as defined in the award agreement, versus its peer group and 50% on the Company's Adjusted EBITDA versus a target set by the compensation committee prior to the beginning of the performance period. Participants will receive a percentage of their TSR target according to the Company's TSR versus its peer group, as follows: TSR greater than 20% of peer group—40%, TSR greater than 40% of peer group—100%, TSR greater than 60% of peer group—200%. If the Company's TSR is not greater than at least 20% of its peer group—0%. Participants will receive a percentage of their Adjusted EBITDA target according to the Company's Adjusted EBITDA versus its target, as follows: less than 95% of target—0%, 95% of target—40%, 100% of target—100%, 105% of target or higher—200%.

Outstanding Equity Awards at December 31, 2009

		Option Awards					Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)	(g)		(h)	(i)		(j)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Hauser	7/1/2009	—	1,600,000	—	0.95	7/1/2019	—		—	—		—
Chairman of the	7/1/2009	—	—	—	—	—	523,810	(3)	17,286	—		—
Board of Directors	7/1/2009	—	—	—	—	—	—		—	365,714	(4)	12,069
and Chief Executive	7/1/2009	—	—	—	—	—	—		—	558,730	(5)	18,438
Officer
Eugene B. Johnson	1/1/2002	47,373	—	—	36.94	1/1/2012	—		—	—		—
Chairman of the	3/12/2002	20,490	—	—	36.94	3/12/2012	—		—	—		—
Board of Directors	1/1/2007	—	—	—	—	—	16,666	(1)	550	—		—
and Chief Executive	1/1/2008	—	—	—	—	—	33,333	(1)	1,100	—		—
Officer
Alfred C.	9/3/2008	—	—	—	—	—	25,000	(2)	825	—		—
Giammarino	9/3/2008	—	—	—	—	—	—		—	13,094	(4)	432
Executive Vice	3/3/2009	—	—	—	—	—	—		—	52,778	(5)	1,742
President, Chief
Financial Officer
Peter G. Nixon	3/12/2002	8,419	—	—	36.94	3/12/2012	—		—	—		—
President	12/12/2003	23,786	—	—	36.94	12/12/2013	—		—	—		—
	6/18/2008	—	—	—	—	—	—		—	13,198	(4)	436
	3/3/2009	—	—	—	—	—	—		—	45,139	(5)	1,490
Shirley J. Linn	3/12/2002	9,209	—	—	36.94	3/12/2012	—		—	—		—
Executive Vice	12/12/2003	14,212	—	—	36.94	12/12/2013	—		—	—		—
President, General	6/18/2008	—	—	—	—	—	—		—	12,183	(4)	402
Counsel and	3/3/2009	—	—	—	—	—	—		—	41,667	(5)	1,375
Secretary
Lisa R. Hood	3/12/2002	8,791	—	—	36.94	3/12/2012	—		—	—		—
Senior Vice	12/12/2003	6,633	—	—	36.94	12/12/2013	—		—	—		—
President and	6/18/2008	—	—	—	—	—	—		—	4,392	(4)	145
Controller	3/3/2009	—	—	—	—	—	—		—	15,972	(5)	527

(1)
These restricted shares vest one-third per year on the first, second, and third anniversaries of the grant date.

(2)
These restricted shares vest in equal installments on December 31, 2009 and December 31, 2010.

(3)
These restricted shares vest on July 1, 2012.

(4)
These awards were granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period April 1, 2008 through December 31, 2010. Payout of awards is based 70% on the Company's TSR, as defined in the award agreement, versus its peer group in the Dow Jones Telecommunications Index and 30% on the Company's Adjusted EBITDA versus a target set by the compensation committee prior to the beginning of the performance period. Participants will receive a percentage of their TSR target as follows: TSR greater than 20% of peer group—40%, TSR greater than 40% of peer group—100%, TSR greater than 60% of peer group—200%. If the Company's TSR is not greater than at least 20% of its peer group, then participants will receive nothing. Participants will receive a percentage of their Adjusted EBITDA target according to the Company's Adjusted EBITDA versus its target, as follows: less than 95% of target—0%, 95% of target—40%, 100% of target—100%, 105% of target or higher—200%. Amounts listed in column (i) reflect the threshold number of shares to be issued, as performance to date has not exceed the threshold. Amounts listed in column (j) reflect the market value of these awards at December 31, 2009, based on the closing price of the Company's common stock on December 31, 2009.

(5)
These awards were granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period January 1, 2009 through December 31, 2011. Payout of awards is based 50% on the Company's TSR, as defined in the award agreement, versus its peer group in the Dow Jones Telecommunications Index and 50% on the Company's Adjusted EBITDA versus a target set by the compensation committee prior to the beginning of the performance period. Participants will receive a percentage of their TSR target as follows: TSR greater than 20% of peer group—40%, TSR greater than 40% of peer group—100%, TSR greater than 60% of peer group—200%. If the Company's TSR is not greater than at least 20% of its peer group, then participants will receive nothing. Participants will receive a percentage of their Adjusted EBITDA target according to the Company's Adjusted EBITDA versus its target, as follows: less than 95% of target—0%, 95% of target—40%, 100% of target—100%, 105% of target or higher—200%. Amounts listed in column (i) reflect the threshold number of shares to be issued, as performance to date has not exceeded the threshold. Amounts listed in column (j) reflect the market value of these awards at December 31, 2009, based on the closing price of the Company's common stock on December 31, 2009.

Option Exercises and Stock Vested

        None of the NEOs exercised any stock options during the fiscal year ended December 31, 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David L. Hauser Chairman of the Board of Directors and Chief Executive Officer	—	—	—	—
Eugene B. Johnson Chairman of the Board of Directors and Chief Executive Officer	—	—	50,000	117,502
Alfred C. Giammarino Executive Vice President, Chief Financial Officer	—	—	25,000	825
Peter G. Nixon President	—	—	18,137	14,195
Shirley J. Linn Executive Vice President, General Counsel and Secretary	—	—	31,377	12,318
Lisa R. Hood Senior Vice President and Controller	—	—	6,566	5,106

Nonqualified Deferred Compensation

        Pursuant to the NQDC Plan, certain executives, including NEOs, may defer a portion of their annual salary and bonuses. Deferral elections are made by eligible executives in each year for amounts to be earned in the following year. An executive can defer up to 50% of his or her annual salary and up to 100% of his or her annual bonus.

(a)	(b)	(c)	(d)	(e)	(f)
Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)(3)
David L. Hauser Chairman of the Board of Directors and Chief Executive Officer	—	—	—	—	—
Eugene B. Johnson Chairman of the Board of Directors and Chief Executive Officer	—	—	40,539	—	175,973
Alfred C. Giammarino Executive Vice President, Chief Financial Officer	—	—	—	—	—
Peter G. Nixon President	10,313	5,906	12,370	—	64,051
Shirley J. Linn Executive Vice President, General Counsel and Secretary	9,519	4,541	(1,187)	(76,196)	17,106
Lisa R. Hood Senior Vice President and Controller	12,163	708	4,923	—	40,305

(1)
The amounts reported in this column represent deferrals of base salary earned during 2009 and are reported in the Salary column of the "Summary Compensation Table" for 2009.

(2)
The amounts reported in this column represent matching contributions credited during 2009 under the NQDC Plan and are reported in the All Other Compensation column of the "Summary Compensation Table" for 2009.

(3)
The following table shows the extent to which amounts reported in this column have been reported in the "Summary Compensation Table" for the current or previous years:

Name	Amount
David L. Hauser	—
Eugene B. Johnson	—
Alfred C. Giammarino	—
Peter G. Nixon	34,278
Shirley J. Linn	29,658
Lisa R. Hood	4,247

Potential Payments Upon Termination or Change of Control

        FairPoint has an employment agreement with David L. Hauser and change in control and severance agreements with Messrs. Giammarino and Nixon and Ms. Linn. These agreements provide benefits to our NEOs in the event their employment is terminated under certain circumstances as summarized below.

  David L. Hauser

        Under the employment agreement with Mr. Hauser, either party may terminate Mr. Hauser's employment at any time. In the event the Company terminates Mr. Hauser's employment without cause or Mr. Hauser resigns his employment for good reason (each as defined in the agreement), Mr. Hauser will receive: (i) any unpaid base salary, expense reimbursements, accrued bonuses or incentive compensation; (ii) a lump sum cash payment of 2 times (A) base salary, (B) his target annual incentive award and (C) the value of the long term incentive award that would have been due for the performance period ending as of the next December 31; (iii) accelerated vesting of the Inducement Options; and (iv) accelerated award and vesting of all shares of Inducement Restricted Stock. The employment agreement contains a provision pursuant to which Mr. Hauser may not compete with the Company for a period of two years following termination of employment.

  Alfred C. Giammarino, Peter G. Nixon and Shirley J. Linn

        We entered into change in control and severance agreements, which we refer to collectively as the severance agreements, with Mr. Nixon and Ms. Linn, on March 14, 2007, and with Mr. Giammarino, on September 3, 2008. Each severance agreement provides, subject to certain other conditions, that we will pay severance and provide benefits to the subject executive (i) in the event of such employee's termination without cause or following a change in control, or (ii) within two years of a change in control, upon such employee's resignation within 45 days following (A) a significant or material reduction of such employee's key responsibilities or duties, (B) a reduction in such employee's overall compensation opportunities, (C) the diminishment or elimination of such employee's rights to the severance benefits detailed in the severance agreement, or (D) any material breach by the Company of the severance agreement. The severance payable and benefits required to be provided include unpaid base salary, lump sum cash payments equal to two times such employee's annual base salary and annual bonus, COBRA premiums and life insurance premiums for 24 months, and the vesting of all non-performance based, non-vested and/or unearned long term incentive awards, among others. The severance agreements do not require the Company to provide any tax gross-up on the benefits paid under the severance agreements. However, if the Company determines that reducing the benefits to just below the level that would trigger the "golden parachute" excise tax payable by the executive will result in a greater after-tax benefit to the executive, the benefits will be reduced to that level.

        The severance agreements also contain provisions pursuant to which the subject employees, for a period of 12 months following termination of employment, promise to refrain from certain activities including (1) soliciting any of our employees or consultants to leave us or to perform services for another company, or (2) accepting any employment or similar arrangements with our competitors.

  Change in Control Provisions

        Both the 2008 - 2010 performance units and the 2009 - 2011 performance units under the 2008 Long Term Incentive Plan contain provisions whereby participants will receive 100% of the target performance units (as defined in each participant's individual award agreement) upon the occurrence of a change in control, without any adjustment for the levels of performance actually achieved during the performance period prior to or after the change of control.

        The following table shows cash compensation that would have been payable under the agreements with the NEOs (other than Mr. Johnson, who resigned effective June 30, 2009) if their employment had terminated on December 31, 2009.

Reason for Payment:	Cash Severance ($)	Bonus ($)	Acceleration and Continuation of Equity Awards (Market Value of Unearned Awards as of 12/31/09) ($)	Continuation of Medical/Welfare Benefits (Present Value) ($)	Total Termination Benefits ($)
David L. Hauser
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	1,600,000	1,600,000	3,547,792	—	6,747,792
Alfred C. Giammarino
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	760,000	—	2,999	37,408	800,407
Peter G. Nixon
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	650,000	—	1,926	37,233	689,159
Shirley J. Linn
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	600,000	—	1,777	37,153	638,930
Lisa R. Hood
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination after change in control	—	—	672	—	672

Director Compensation

  2009 Compensation

        We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the members of our board of directors.

        In 2009, each non-employee director received an annual fee of $55,000 for serving as a director. In addition, an annual fee of $10,000 was paid for serving as the chairperson of FairPoint's compensation committee or corporate governance committee and an annual fee of $20,000 was paid for serving as the chairperson of FairPoint's audit committee. An annual fee of $10,000 was paid to FairPoint's lead director.

        FairPoint's non-employee directors also receive an annual award of approximately $45,000 in the form of restricted stock or restricted units, at the recipient's option, which are issued under FairPoint's 2005 Stock Incentive Plan or 2008 Long Term Incentive Plan. These awards vest in four quarterly installments from the grant date, and the holders thereof are entitled to receive dividends or dividend equivalents on such awards from the date of grant, whether or not vested. Effective March 31, 2010, this equity award was changed to a $45,000 annual cash award, payable quarterly.

        On September 3, 2008, the corporate governance committee of the board of directors determined that, from time to time, members of special purpose committees of the board of directors should be awarded appropriate compensation for their services to such committees. They also determined that members of the board of directors' succession planning committee would receive compensation because of the time requirements, confidentiality requirements and the importance of the committee's work. The chairperson of the committee will receive $25,000 for her service and each committee member will receive $15,000. One half of this fee was paid in September 2008 and the remainder was paid in June 2009.

        FairPoint's employee directors do not receive any compensation for serving on its board of directors.

  2009 Summary Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Patricia Garrison-Corbin(3)	48,478	42,762	—	—	—	—	91,240
Thomas F. Gilbane, Jr.(4)	60,000	40,479	—	—	—	—	100,479
David L. Hauser(5)	32,500	42,762	—	—	—	—	75,262
Robert A. Kennedy(4)(6)	48,750	40,479	—	—	—	—	89,229
Claude C. Lilly	82,500	42,762	—	—	—	—	125,262
Robert S. Lilien	55,000	42,204	—	—	—	—	97,204
Jane E. Newman	77,500	40,893	—	—	—	—	118,393
Michael R. Tuttle(4)	58,750	40,479	—	—	—	—	99,229

(1)
See the discussion preceding this table for the general method used to determine each non-employee director's cash compensation. For fiscal 2009, the particular components paid as cash compensation in excess of each non-employee director's $55,000 retainer were as follows: Garrison-Corbin ($6,304 as chair of corporate governance committee and $7,500 as member of succession planning committee); Gilbane ($5,000 as chair of compensation committee); Hauser ($5,000 as chair of compensation committee); Kennedy ($7,500 as member of succession planning committee); Lilly ($20,000 as chair of audit committee and $7,500 as member of succession planning committee); Newman ($10,000 as lead director and $12,500 as chair of succession planning committee); Tuttle ($3,750 as chair of corporate governance committee).

(2)
Column (c) reflects the grant date fair value of stock awards, computed in accordance with the Compensation-Stock Compensation Topic of the ASC. As of December 31, 2009, each director has the following number of restricted stock units outstanding: Mr. Gilbane, 27,161; Mr. Hauser, 36,775; Mr. Lilien, 34,421; Mr. Lilly, 36,775; Ms. Newman, 28,904; and Mr. Tuttle, 27,161. Included in these totals are restricted stock units that were granted to the directors in lieu of dividends. These awards vest in four quarterly installments from the grant date, and the holders thereof are entitled to receive dividends on such awards from the date of grant, whether or not vested. Please see note 15 to FairPoint's Consolidated Financial Statements for the fiscal year ended December 31, 2009 for more information about the assumptions that FairPoint uses to determine the grant date value of the awards.

(3)
Ms. Garrison-Corbin resigned from our board of directors effective August 17, 2009.

(4)
Messrs. Gilbane, Kennedy, and Tuttle were nominated by Verizon and appointed as directors by our board of directors effective as of March 31, 2008.

(5)
Mr. Hauser was appointed as our Chief Executive Officer effective July 1, 2009, at which time he resigned his position as chair of the compensation committee and ceased to earn compensation as a non-employee director.

(6)
Mr. Kennedy resigned from our board of directors effective September 28, 2009.

 EXECUTIVE OFFICERS

        The following table sets forth the names and positions of our current executive officers and their ages as of April 30, 2010.

Name	Age	Position
David L. Hauser	58	Chairman of the Board of Directors and Chief Executive Officer
Peter G. Nixon	57	President
Lisa R. Hood	44	Senior Vice President and Controller, Interim Chief Financial Officer
Jeffrey W. Allen	54	Executive Vice President, Northern New England Operations
Shirley J. Linn	59	Executive Vice President, General Counsel and Secretary
Raymond C. Allieri	50	Executive Vice President and Chief Strategy Officer
Kathleen McLean	50	Executive Vice President and Chief Information Officer
Gary C. Garvey	56	Senior Vice President, Human Relations
Thomas E. Griffin	49	Vice President and Treasurer
Rose B. Cummings	51	Vice President, Corporate Communications/Chief of Staff

        The following sets forth selected biographical information for our executive officers who are not directors.

        Peter G. Nixon.    In July 2007, Mr. Nixon was appointed as our President. Prior to assuming this role, Mr. Nixon had served as our Chief Operating Officer since November 2002. Previously, Mr. Nixon was our Senior Vice President of Corporate Development from February 2002 to November 2002 and President of our Telecom Group from April 2001 to February 2002. Prior to this, Mr. Nixon served as President of our Eastern Region Telecom Group from June 1999 to April 2001 and President of Chautauqua and Erie Telephone Corporation, which we refer to as C&E, from July 1997, when we acquired C&E, to June 1999. From April 1, 1989 to June 1997, Mr. Nixon served as Executive Vice President of C&E. From April 1, 1978 to March 31, 1989, Mr. Nixon served as Vice President of Operations for C&E. Mr. Nixon has served as the past Chairman of the New York State Telecommunications Association from June 1996 to June 1998.

        Lisa R. Hood.    In February 2008, Ms. Hood was appointed as our Senior Vice President and Controller. In addition, Ms. Hood served as our Interim Chief Financial Officer during the period between Mr. Crowley's resignation, effective August 15, 2008, and Mr. Giammarino's appointment as our Chief Financial Officer on September 2, 2008, and currently serves as our Interim Chief Financial Officer following Mr. Giammarino's resignation, effective March 31, 2010. Prior to her appointment as Senior Vice President and Controller, Ms. Hood served as our Chief Operating Officer—FairPoint Telecom Group from April 2007 to February 2008. Ms. Hood also served as our Senior Vice President and Controller from July 2004 to March 2007 and as our Vice President and Controller from December 1993 to July 2004. Prior to joining our Company, Ms. Hood was employed by a local public accounting firm in Kansas from 1988 to 1993. Ms. Hood is certified as a public accountant in Kansas.

        Jeffrey W. Allen.    In July 2009, Mr. Allen was appointed as our Executive Vice President, Northern New England Operations. Previously, Mr. Allen served as our Executive Vice President, External Relations from May 2008 to July 2009 and Assistant Vice President, Customer Operations from June

2007 to May 2008. Prior to joining the Company, Mr. Allen served as General Manager, Wireless for Datapath, Inc. from December 2005 to June 2007, Chief Executive Officer of Third Rail Americas, Inc. from January 2005 to December 2005, President, Chief Executive Officer and Chairman of the Board of Intellispace, Inc. from June 2001 to June 2004 and Chief Operating Officer of Intellispace, Inc. from April 2000 to June 2001.

        Shirley J. Linn.    In March 2006, Ms. Linn was appointed as our Executive Vice President, General Counsel and Secretary. Previously, Ms. Linn served as our Senior Vice President, General Counsel and Secretary from September 2004 to March 2006. Ms. Linn has served as our General Counsel since October 2000, our Vice President since October 2000, and our Secretary since December 2000. Prior to joining us, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.

        Raymond C. Allieri.    In February 2010, Mr. Allieri was appointed as our Executive Vice President and Chief Strategy Officer. Prior to joining us, Mr. Allieri was a principle at rca Consulting Services, in Wellesley, Massachusetts from 2007 to 2010, President of Business Services at One Communications from 2006 to 2007 and Chief Executive Officer of CTC Communications from 2004 to 2006.

        Kathleen McLean.    In March 2010, Ms. McLean was appointed as our Executive Vice President and Chief Information Officer. Prior to joining us, Ms. McLean served as Senior Vice President, Customer Service in Verizon Partner Solutions from December 2008 to December 2009. She also served Verizon as Senior Vice President, Wholesale Sales from December 2007 to December 2008, Senior Vice President, Customer Care from January 2006 to December 2007, Senior Vice President, Customer Relationship and Systems Management from December 2002 to December 2005 and Senior Vice President, Information Technology Group from May 1998 to November 2002. Prior to joining Verizon, Ms. McLean was a Vice President in the telecommunications industry group of an international consulting firm.

        Gary C. Garvey.    In March 2008, Mr. Garvey was appointed as our Senior Vice President, Human Resources. Prior to joining us, Mr. Garvey held senior leadership positions in human resources at Draka Holding N.V., and Draka Comteq B.V. in Amsterdam from April 2005 to February 2008, at Lightolier from April 2004 to March 2005 and Corning Cable Systems/Siecor Corporation April 1983 to December 2002.

        Thomas E. Griffin.    In December 2005, Mr. Griffin was appointed our Treasurer, and, in early 2008, was appointed a Vice President. Mr. Griffin joined us in January 2000 as Assistant Treasurer and served as our General Manager of Wireless Broadband operations from December 2003 through March 2005. Previously, Mr. Griffin was employed by Sealand Service, Inc. as Assistant Treasurer from September 1997 to January 2000 where he was responsible for worldwide cash management and as Director of Financial Planning for Europe for Sealand Service, Inc. from September 1995 to September 1997.

        Rose B. Cummings.    In October 2007, Ms. Cummings was appointed as our Vice President, Corporate Communications. Prior to joining us, Ms. Cummings served as Executive Director of Corporate Communications for SunCom Wireless (now T-Mobile) from January 2006 to September 2007, Public Affairs Manager for Duke Energy from 1994 to 2006 and Public Information Director for Mecklenburg County (NC) Government from 1986 to 1994.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans" for the table entitled "Equity Compensation Plan Information."

Security Ownership of Certain Beneficial Owners

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own, or are part of a group that owns, more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and beneficial owners of more than 10% of our common stock are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of Forms 3, 4 and 5 and amendments thereto available to us and other information obtained from our directors, officers and beneficial owners of more than 10% of our common stock or otherwise available to us, we believe that no director, officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934 for fiscal 2009, except for (i) Mr. Griffin, who filed a Form 3/A on April 1, 2009, reporting a grant of stock options that was inadvertently omitted from his original Form 3 filing, (ii) Mr. Garvey, who filed a Form 4 on November 30, 2009 reporting his sale of shares of the Company's common stock on November 24, 2009, and (iii) Mr. Giammarino who filed a Form 4 on January 11, 2010, reporting the forfeiture of restricted shares of the Company's common stock on December 31, 2009.

        The following table sets forth information regarding beneficial ownership of our common stock as of April 30, 2010, for:

  •
  each NEO;

  •
  each director;

  •
  all executive officers and directors as a group; and

  •
  each person known to us to be the beneficial owner of 5% or more of the outstanding shares of our common stock.

        The information (other than with respect to our directors and executives) is based on a review of statements filed with the SEC pursuant to Sections 13(d), 13(f) and 13(g) of the Exchange Act with respect to our common stock.

        The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

	Common Stock Beneficially Owned(1)
Name	Number	Percent of Class
Executive Officers and Directors:
David L. Hauser(2)	537,110	0.6%
Alfred C. Giammarino(3)(4)	41,873	*
Peter G. Nixon(5)	140,848	0.2%
Shirley J. Linn(6)	140,761	0.2%
Lisa R. Hood(7)(4)	56,863	*
Thomas F. Gilbane, Jr.(8).	10,000	*
Robert S. Lilien(9)	—	*
Claude C. Lilly(10)	2,500	*
Jane E. Newman(11)	1,000	*
Michael R. Tuttle(12)	250	*
All directors and executive officers of FairPoint as a group(15 persons)(13)	915,933	1.0%
5% Stockholders:
None

*
Less than 0.1%.

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 89,989,144 shares of our common stock outstanding as of April 30, 2010.

(2)
With respect to shares beneficially owned: (i) does not include 1,600,000 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days, (ii) does not include 2,311,111 restricted units awarded under Mr. Hauser's employment agreement, which units are subject to certain vesting requirements, (iii) does not include 14,856 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan, (iv) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan, (v) includes 523,810 shares of restricted stock awarded under Mr. Hauser's employment agreement and (vi) includes 800 shares of common stock owned by Mr. Hauser's spouse.

(3)
Shares beneficially owned by Mr. Giammarino are presented as of March 31, 2010, the date of his resignation. With respect to shares beneficially owned, includes 25,000 shares of restricted stock awarded under our 2008 Long Term Incentive Plan.

(4)
Mr. Giammarino resigned as our Executive Vice President and Chief Financial Officer effective March 30, 2010. Ms. Hood was named as our Interim Chief Financial Officer for the period between Mr. Giammarino's resignation and the appointment of a new Chief Financial Officer.

(5)
With respect to shares beneficially owned: (i) includes 32,205 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) includes 641 shares of common stock owned by Mr. Nixon's spouse and children.

(6)
With respect to shares beneficially owned, includes 23,421 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days.

(7)
With respect to shares beneficially owned, includes 15,424 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days.

(8)
With respect to shares beneficially owned: (i) does not include 5,242 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (ii) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan.

(9)
With respect to shares beneficially owned: (i) does not include 12,502 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (ii) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan.

(10)
With respect to shares beneficially owned: (i) does not include 14,856 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (ii) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan.

(11)
With respect to shares beneficially owned: (i) does not include 6,985 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (ii) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan.

(12)
With respect to shares beneficially owned: (i) does not include 5,242 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan and (ii) does not include 21,919 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan.

(13)
With respect to shares beneficially owned: (i) includes 72,503 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 1,600,000 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days, (iii) does not include 59,683 restricted units awarded under our 2005 Stock Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2005 Stock Incentive Plan, (iv) does not include 131,514 restricted units awarded under our 2008 Long Term Incentive Plan, which units are vested but for which shares of common stock will not be issued until the occurrence of certain events set forth in our 2008 Long Term Incentive Plan, (v) does not include 2,311,111 restricted units awarded under Mr. Hauser's employment agreement, which units are subject to certain vesting requirements (vi) does not include any performance units issued pursuant to the FairPoint Communications, Inc. 2008 Long Term Incentive Plan, (vii) includes 523,810 shares of restricted stock awarded under Mr. Hauser's employment agreement and (viii) includes 1,441 shares of common stock owned indirectly.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Our code of business conduct and ethics, which is posted on our website at www.fairpoint.com, prohibits directors and executive officers from engaging in transactions on behalf of us with a family member, or with a company with which they are or their family member is a significant owner or associated or employed in a significant role. Our audit committee must review and approve in advance all material related party transactions or business or professional relationships. All instances involving potential related party transactions or business or professional relationships must be reported to our legal department which will assess the materiality of the transaction or relationship and elevate the matter to the audit committee as appropriate. Any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by us are no less favorable than could be obtained from unrelated parties on an arm's-length basis. Directors and officers are not permitted to enter into, develop or continue any such material transaction or relationship without obtaining prior approval from the audit committee.

Construction Services

        We hired Gilbane Building Company to construct a new data center in Manchester, New Hampshire and to perform restoration services on a flooded building in Raymond, New Hampshire. Thomas F. Gilbane, Jr., a director of FairPoint, is Chairman and Chief Executive Officer of Gilbane Building Company. Gilbane Building Company was hired by us for both projects prior to Mr. Gilbane's designation to the board of directors. We paid Gilbane Building Company fees of $0.8 million and $2.8 million in the years ended December 31, 2009, and December 31, 2008, respectively. For the year ended December 31, 2009, Mr. Gilbane has advised us that the amounts paid to Gilbane Building Company represented less than 2% of such company's consolidated gross revenues.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth the aggregate fees paid or payable to Ernst & Young LLP, our independent registered public accounting firm, relating to services rendered for our fiscal year ended December 31, 2009 and 2008:

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees(1)	$5,645,000	$1,562,000
Audit Related Fees(2)	42,000	—
Tax Fees(3)	246,000	—
All Other Fees	—	2,000

(1)
Audit Fees include amounts billed to us related to annual financial statement audit work and quarterly financial statement reviews. These amounts also include the review of documents filed with the SEC, accounting consultations related to the annual audit and preparation of letters for underwriters and other requesting parties with respect to the Merger and related transactions.

(2)
Audit Related Fees consist of amounts billed to us related to a review of our segregation of duties controls.

(3)
Tax Fees consist of fees for professional services for tax consulting and compliance.

        The following table sets forth the aggregate fees paid or payable to KPMG LLP, our independent registered public accounting firm prior to March 18, 2008, relating to services rendered for our fiscal years ended December 31, 2009 and 2008:

	Fiscal Year 2009	Fiscal Year 2008
Audit Fees	$—	$—
Audit Related Fees	—	—
Tax Fees(1)	199,000	506,000
All Other Fees(2)	280,000	536,000

(1)
Tax Fees consist of fees for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal and state tax compliance, return preparation and tax audits.

(2)
Other Fees consist of fees for professional services for our debt offering, our Form S-8 filing for the FairPoint Inc. 2008 Long Term Incentive Plan, utilities commission reviews of auditor workpapers and advisory services related to the Merger and stock-based compensation.

  Audit Committee Pre-Approval Policy

        In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent accountants were pre-approved by our audit committee.

        Our audit committee's pre-approval policy provides that our independent registered public accounting firm shall not provide services that have the potential to impair or appear to impair the independence of the audit role. The pre-approval policy requires our independent registered public accounting firm to provide an annual engagement letter to our audit committee outlining the scope of the audit services proposed to be performed during the fiscal year. Upon the audit committee's acceptance of and agreement with such engagement letter, the services within the scope of the proposed audit services shall be deemed pre-approved pursuant to the policy.

        The pre-approval policy provides for categorical pre-approval of specified audit and permissible non-audit services and requires the specific pre-approval by the audit committee, prior to engagement, of such services, other than audit services covered by the annual engagement letter. In addition, services to be provided by our independent registered public accounting firm that are not within the category of pre-approved services must be approved by the audit committee prior to engagement, regardless of the service being requested or the dollar amount involved.

        Requests or applications for services that require specific separate approval by the audit committee are required to be submitted to the audit committee by both management and the independent registered public accounting firm, and must include a detailed description of the services to be provided and a joint statement confirming that the provision of the proposed services does not impair the independence of the independent registered public accounting firm.

        The audit committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the audit committee at its next scheduled meeting. The audit committee is prohibited from delegating to management its responsibilities to pre-approve services to be performed by our independent registered public accounting firm.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: May 27, 2010	By:	/s/ DAVID L. HAUSER
Name: David L. Hauser Title: Chief Executive Officer and Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID L. HAUSER David L. Hauser	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 27, 2010
/s/ LISA R. HOOD Lisa R. Hood	Senior Vice President and Corporate Controller, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2010
/s/ THOMAS F. GILBANE, JR. Thomas F. Gilbane, Jr.	Director	May 27, 2010
/s/ ROBERT S. LILIEN Robert S. Lilien	Director	May 27, 2010
/s/ CLAUDE C. LILLY Claude C. Lilly	Director	May 27, 2010
/s/ JANE E. NEWMAN Jane E. Newman	Director	May 27, 2010
/s/ MICHAEL R. TUTTLE Michael R. Tuttle	Director	May 27, 2010

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
2.13
Transition Services Agreement, dated as of January 15, 2007, by and among Verizon Information Technologies LLC, Northern New England Telephone Operations Inc., Enhanced Communications of Northern New England Inc. and FairPoint.(1)
2.14
Amendment No. 1 to the Transition Services Agreement, dated as of March 31, 2008, by and among FairPoint, Northern New England Telephone Operations LLC, Enhanced Communications of Northern New England Inc. and Verizon Information Technologies LLC.(6)
2.15	Master Services Agreement, dated as of January 15, 2007, by and between FairPoint and Capgemini U.S. LLC.(1)
2.16	First Amendment to Master Services Agreement, dated as of July 6, 2007, by and between FairPoint and Capgemini U.S. LLC.(3)

Exhibit No.	Description
2.17	Second Amendment to Master Services Agreement, dated as of February 25, 2008, by and between FairPoint and Capgemini U.S. LLC.(5)
2.18	Letter Agreement, dated as of January 17, 2008, by and between FairPoint and Capgemini U.S. LLC.(7)
2.19	Amendment to Letter Agreement, dated as of February 28, 2008, by and between FairPoint and Capgemini U.S. LLC.(8)
2.20	Employee Matters Agreement, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.21	Tax Sharing Agreement, dated as of January 15, 2007, by and among FairPoint, Verizon Communications Inc. and Northern New England Spinco Inc.(9)
2.22	Partnership Interest Purchase Agreement, dated as of January 15, 2007, by and among Verizon Wireless of the East LP, Cellco Partnership d/b/a Verizon Wireless and Taconic Telephone Corp.(9)
2.23	Joinder Agreement, dated as of April 5, 2007, by and among Warwick Valley Telephone Company, Taconic Telephone Corp., Cellco Partnership d/b/a Verizon Wireless and Verizon Wireless of the East LP.(10)
2.24	Publishing Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.25	Branding Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.26	Non-Competition Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.27	Listing License Agreement, dated as of March 31, 2008, by and between FairPoint and Idearc Media Corp.(6)
2.28	Intellectual Property Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.29	Transition Period Trademark License Agreement, dated as of March 31, 2008, by and between FairPoint and Verizon Communications Inc.(6)
2.30
Transition Agreement, dated as of January 30, 2009, by and among Verizon Communications Inc., Verizon New England Inc., Verizon Information Technologies LLC, FairPoint, Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc.(11)
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.2	First Supplemental Indenture, dated as of March 31, 2008, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(6)
4.3	Second Supplemental Indenture, dated as of July 17, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)

Exhibit No.	Description
4.4	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.5	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.1).(6)
4.6	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)
4.7	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(13)
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
10.6
Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and lenders party thereto.(15)
10.7
First Amendment to Debtor-in-Possession Credit Agreement, dated as of December 1, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.8
Second Amendment to Debtor-in-Possession Credit Agreement, dated as of December 10, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.9
Third Amendment to Debtor-in-Possession Credit Agreement, dated as of December 15, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*

Exhibit No.	Description
10.10	Fourth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 13, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.11
Fifth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 28, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.12
Sixth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 29, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.13
Seventh Amendment to Debtor-in-Possession Credit Agreement, dated as of February 8, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.14
Eighth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 24, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.15
Ninth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 26, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.16
Tenth Amendment to Debtor-in-Possession Credit Agreement, dated as of March 9, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.17
Eleventh Amendment to Debtor-in-Possession Credit Agreement, dated as of April 30, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.18	Debtor-in-Possession Subsidiary Guaranty, dated as of October 30, 2009, by and among certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(15)
10.19
Debtor-in-Possession Pledge Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(15)
10.20
Debtor-in-Possession Security Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, Inc.(15)
10.21	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(16)
10.22	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(17)
10.23	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(17)
10.24	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(18)
10.25	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(18)

Exhibit No.	Description
10.26	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(19)
10.27	FairPoint Amended and Restated 1998 Stock Incentive Plan.(20)
10.28	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(21)
10.29	FairPoint 2005 Stock Incentive Plan.(12)
10.30	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(22)
10.31	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(22)
10.32	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.33	Nonqualified Deferred Compensation Plan Document.(11)
10.34	Form of February 2005 Restricted Stock Agreement.(23)
10.35	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.36	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.37	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.38	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(19)
10.39	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(26)
10.40	Form of Performance Unit Award Agreement 2008-2010 Award.(22)
10.41	Form of Performance Unit Award Agreement 2009-2011 Award.(27)
10.42	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(27)
10.43	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(17)
10.44	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser. (17)
10.45
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2010, dated as of July 1, 2009, by and between FairPoint and David L. Hauser. (17)
10.46
FairPoint Communications, Inc. Performance Unit Award Agreement for Performance Period Beginning July 1, 2009 and Ending December 31, 2011, dated as of July 1, 2009, by and between FairPoint and David L. Hauser. (17)
10.47	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(28)
10.48	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)

Exhibit No.	Description
10.49	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(29)
10.50	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)
10.51	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.52	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(17)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).
14.1	FairPoint Code of Business Conduct and Ethics.(30)
14.2	FairPoint Code of Ethics for Financial Professionals.(12)
21	Subsidiaries of FairPoint.(31)
23.1	Consent of Ernst & Young LLP.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(32)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(33)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

*
Filed herewith.

†
Pursuant to SEC Release No. 33-8238, this certification will be treated as "accompanying" this Annual Report on Form 10-K and not "filed" as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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