Form 10-Q
period 2010-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2010-06-18
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.* Yes ☐    No ☐

        As of May 31, 2010, there were 89,989,144 shares of the registrant's common stock, par value $0.01 per share, outstanding.

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

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(in thousands, except share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,862	$109,355
Restricted cash	2,311	2,558
Accounts receivable, net	137,029	154,095
Materials and supplies	22,223	18,884
Other	29,219	24,042
Deferred income tax, net	73,694	75,713

Total current assets	411,338	384,647

Property, plant, and equipment, net	1,931,916	1,950,435
Intangibles assets, net	206,176	211,819
Prepaid pension asset	9,225	8,808
Debt issue costs, net	1,317	680
Restricted cash	1,565	1,478
Other assets	20,056	19,135
Goodwill	595,120	595,120

Total assets	$3,176,713	$3,172,122

Liabilities and Stockholders' Deficit
Liabilities not subject to compromise:
Accounts payable	$81,899	$61,681
Accrued interest payable	55	36
Other accrued liabilities	56,107	44,004

Total current liabilities	138,061	105,721

Accrued pension obligation	53,600	51,438
Employee benefit obligations	268,377	261,420
Deferred income taxes	117,944	115,742
Unamortized investment tax credits	4,659	4,788
Other long-term liabilities	14,347	15,100

Total long-term liabilities	458,927	448,488

Total liabilities not subject to compromise	596,988	554,209
Liabilities subject to compromise	2,872,002	2,836,340

Total liabilities	3,468,990	3,390,549

Stockholders' deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,989,144 and 90,002,026 shares at March 31, 2010 and December 31, 2009, respectively	900	900
Additional paid-in capital	725,551	725,312
Retained deficit	(895,306)	(819,715)
Accumulated other comprehensive loss	(123,422)	(124,924)

Total stockholders' deficit	(292,277)	(218,427)

Total liabilities and stockholders' deficit	$3,176,713	$3,172,122

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

Three months ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenues	$275,166	$299,298

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	130,626	149,402
Selling, general and administrative expense, excluding depreciation and amortization	95,090	88,273
Depreciation and amortization	70,345	67,867

Total operating expenses	296,061	305,542

Loss from operations	(20,895)	(6,244)

Other income (expense):
Interest expense	(34,630)	(53,479)
Gain (loss) on derivative instruments	—	12,898
Gain on early retirement of debt	—	4,863
Other	26	6,277

Total other expense	(34,604)	(29,441)

Loss before reorganization items and income taxes	(55,499)	(35,685)
Reorganization items	(16,591)	—

Loss before income taxes	(72,090)	(35,685)
Income tax (expense) benefit	(3,501)	13,380

Net loss	$(75,591)	$(22,305)

Weighted average shares outstanding:
Basic	89,424	89,151

Diluted	89,424	89,151

Earnings per share:
Basic	$(0.85)	$(0.25)

Diluted	(0.85)	(0.25)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statement of Stockholders' Deficit

Three months ended March 31, 2010

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained earnings (deficit)		Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2009	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

Net loss	—	—	—	(75,591)	—	(75,591)
Restricted stock cancelled for withholding tax	(13)	—	—	—	—	—
Stock based compensation expense	—	—	239	—	—	239
Employee benefit adjustment to comprehensive income	—	—	—	—	1,502	1,502

Balance at March 31, 2010	89,989	$900	$725,551	$(895,306)	$(123,422)	$(292,277)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

Three months ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Net loss	$(75,591)	$(22,305)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.0 million and $0.9 million tax expense, respectively)	1,502	1,356

Total other comprehensive income	1,502	1,356

Comprehensive loss	$(74,089)	$(20,949)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(Unaudited)

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(75,591)	$(22,305)

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,207	(13,483)
Provision for uncollectible revenue	8,931	5,569
Depreciation and amortization	70,345	67,867
Post-retirement accruals	9,283	7,732
Gain on derivative instruments	—	(12,898)
Gain on early retirement of debt, excluding cash fees	—	(4,863)
Non-cash reorganization costs	977	—
Other non cash items	2,862	2,557
Changes in assets and liabilities arising from operations:
Accounts receivable	8,136	(232)
Prepaid and other assets	(8,517)	2,068
Accounts payable and accrued liabilities	31,904	(3,664)
Accrued interest payable	33,810	17,790
Other assets and liabilities, net	(6,783)	(176)

Total adjustments	154,155	68,267

Net cash provided by operating activities	78,564	45,962

Cash flows from investing activities:
Net capital additions	(45,117)	(57,543)
Net proceeds from sales of investments and other assets	8	110

Net cash used in investing activities	(45,109)	(57,433)

Cash flows from financing activities:
Loan origination costs	(1,100)	(494)
Proceeds from issuance of long-term debt	5,513	50,000
Repayments of long-term debt	—	(5,475)
Restricted cash	160	13,300
Repayment of capital lease obligations	(521)	(647)
Dividends paid to stockholders	—	(22,996)

Net cash provided by (used in) financing activities	4,052	33,688

Net increase in cash	37,507	22,217
Cash, beginning of period	109,355	70,325

Cash, end of period	$146,862	$92,542

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable or liabilities subject to compromise at period-end	32,687	26,416
Reorganization costs paid	14,381	—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases

Organization and Basis of Financial Reporting

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint operates in 18 states with approximately 1.5 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2010.

        On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related long distance and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a "reverse acquisition" of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco was treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint stockholders.

        In order to effect the Merger, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco.

Financial Reporting in Reorganization

        The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon (i) its ability to comply with the financial and other covenants contained in the Debtor in Possession Credit Agreement the Company entered into with certain financial institutions (the "DIP Lenders") and Bank of America, N.A., as the administrative agent for the DIP Lenders (in such capacity, the "DIP Administrative Agent"), dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), and, after the actual date of emergence from Chapter 11 protection (the "Effective Date"), a $1,075,000,000 senior secured credit facility (the "Exit Facility") to be provided to FairPoint Communications and FairPoint Logistics, Inc. ("Logistics" and, together with FairPoint Communications, the "Exit Borrowers") by Bank of America, N.A., Banc of America Securities LLC and a syndicate of lenders (collectively, the "Exit Facility Lenders"), and (ii) United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") approval of the Plan, among other things. As a result of the cases being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the "Chapter 11 Cases"), the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" or "Chapter 11"), the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

accompanying Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements. The accompanying consolidated financial statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

        The Reorganizations Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (the "ASC"), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately. The Company has applied the Reorganizations Topic of the ASC effective as of the Petition Date (as defined herein), and has segregated those items as outlined above for all reporting periods subsequent to such date.

Chapter 11 Cases

        On October 26, 2009 (the "Petition Date"), the Company and substantially all of its direct and indirect subsidiaries (collectively, the "Debtors") filed the Chapter 11 Cases.

        For more information regarding the factors that led to the filing of the Chapter 11 Cases, see "Part I.—Item 1. Business—Chapter 11 Cases—Background to the Filing of the Chapter 11 Cases" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

The Plan

        The Plan contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company.

        Following the Petition Date, an ad hoc committee of the holders of the Notes (as defined herein) raised certain concerns regarding the proposed treatment of holders of unsecured claims against FairPoint Communications ("FairPoint Communications Unsecured Claims") under the FairPoint Communications, Inc. and Affiliates Chapter 11 Plan Term Sheet (the "Plan Term Sheet"), which was included as Exhibit A to the Plan Support Agreement, which the Company entered into in anticipation of the Chapter 11 Cases on October 25, 2009 with secured lenders holding more than 50% of the outstanding debt under the Pre-petition Credit Facility. In an effort to resolve these concerns, and after

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

extensive negotiations, certain changes were made to the terms of the proposed financial restructuring contained in the Plan Term Sheet, as evidenced in the Plan.

        In addition, the Plan is the result of extensive negotiations among the Company, a steering committee of its pre-petition secured lenders (the "Steering Committee"), certain unions and certain representatives of regulatory authorities in Maine, New Hampshire and Vermont. The Plan incorporates and implements various settlements reached with these parties, but is subject to the approval of the applicable state commissions or boards with respect to certain actions resulting from the Plan.

        On February 8, 2010, the Company filed an initial version of the Plan, together with an accompanying Disclosure Statement, with the Bankruptcy Court. The Plan and accompanying Disclosure Statement were subsequently amended on February 11, 2010 and March 10, 2010 and the Plan was modified further on May 11, 2010. On March 11, 2010, the Bankruptcy Court approved the adequacy of the Disclosure Statement, the solicitation and notice procedures with respect to confirmation of the Plan and the form of various ballots and notices in connection therewith. On April 23, 2010, the Company filed a supplement to the Plan (as modified, supplemented or amended, the "Plan Supplement"), which Plan Supplement was subsequently amended on May 7, 2010 and May 24, 2010. The voting deadline with respect to the Plan occurred on April 28, 2010. The vote tabulation has concluded and the Company has obtained the approval of the classes of creditors entitled to vote to accept or reject the Plan.

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

        The confirmation hearing to determine whether to confirm the Plan in the Bankruptcy Court commenced on May 11, 2010. The Bankruptcy Court continued the hearing to July 2010, pending

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

approvals of the PUCs in Maine, New Hampshire and Vermont and the resolution of any potential dispute with respect to the litigation trust contemplated by the Plan.

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

  General

        Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, will be cancelled and extinguished on the Effective Date.

        Under the Plan, claims of (i) the lenders under a $2.03 billion credit facility, as subsequently amended, among the Company and Spinco (the "Pre-petition Credit Facility"), (ii) the administrative agent under the Pre-petition Credit Facility (the "Pre-petition Administrative Agent") and (iii) any other claims against the Company arising under the Pre-petition Credit Facility (collectively, "Pre-petition Credit Agreement Claims") will receive the following in full and complete satisfaction of such Pre-petition Credit Agreement Claims: (i) a pro rata share of the Exit Term Loan (as defined below), (ii) a pro rata share of certain cash payments, (iii) a pro rata share of 47,241,436 shares of the reorganized Company's new common stock, par value $0.01 per share (the "New Common Stock") and (iv) a pro rata share of a 55% interest in a litigation trust.

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

  Exit Financing

        The Plan provides for the Company to incur indebtedness upon the Effective Date consisting of the Exit Facility. The Exit Facility is expected to be comprised of a $75,000,000 revolving loan facility (the "Exit Revolving Loan") and a $1,000,000,000 term loan facility (the "Exit Term Loan" and together with the Exit Revolving Loan, collectively, the "Exit Facility Loans"). Interest on the Exit

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Facility will accrue at an annual rate equal to the British Bankers Association LIBOR Rate ("LIBOR") plus 4.50%, with a 2.00% LIBOR floor for the Exit Term Loans, and a 0.75% commitment fee on the average daily unused portion of the Exit Revolving Loan. The outstanding principal amount of the Exit Facility will be due and payable five years after the Effective Date (the "Exit Maturity Date"). The loan agreement governing the Exit Facility (the "Exit Facility Loan Agreement") will require quarterly repayments of principal of the Exit Term Loan in an amount equal to $2,500,000 during the first two fiscal years following the Effective Date, $12,500,000 during the third fiscal year following the Effective Date, $37,500,000 during the fourth fiscal year following the Effective Date and $50,000,000 during the first three fiscal quarters of the fifth fiscal year following the Effective Date, with all remaining outstanding principal of the Exit Term Loan being due and payable on the Exit Maturity Date.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the Company and FairPoint Logistics, Inc. (collectively, the "DIP Borrowers") entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries (the "DIP Financing"). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the "Interim Order"), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20 million, pending a final hearing before the Bankruptcy Court. Pursuant to a final order of the Bankruptcy Court, dated March 11, 2010, (the "Final DIP Order"), the DIP Borrowers were permitted access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of March 31, 2010 and December, 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.2 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) July 26, 2010, which date can be extended up to three months at the request of the DIP Borrowers upon the prior written consent of non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing (the "Required DIP Lenders") with no fee payable by the DIP Borrowers in connection with any such extension, (ii) the Effective Date (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

        Other material provisions of the DIP Credit Agreement include the following:

        Interest Rate and Fees.    Interest rates for borrowings under the DIP Credit Agreement are, at the DIP Borrowers' option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        Interest accrues from and including the date of any borrowing up to but excluding the date of any repayment thereof and is payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the DIP Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $400,000 was due and paid on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and paid on March 11, 2010, the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of March 31, 2010, the DIP Borrowers were in compliance with all covenants under the DIP Credit Agreement.

        Events of Default.    The DIP Credit Agreement contains customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain defaults under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final DIP Order and other matters related to the Chapter 11 Cases.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

  DIP Subsidiary Guaranty

        Certain of FairPoint Communications' subsidiaries (collectively, the "DIP Guarantors") entered into the DIP Subsidiary Guaranty with the DIP Administrative Agent, dated as of October 30, 2009 (the "DIP Subsidiary Guaranty"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the DIP Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the DIP Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the DIP Guarantors further agreed to subordinate any indebtedness of the DIP Borrowers held by such DIP Guarantor to the indebtedness of the DIP Borrowers held by the secured parties under the DIP Financing.

  DIP Security Agreement

        The DIP Borrowers and the DIP Guarantors (collectively, the "DIP Grantors") entered into the DIP Security Agreement with the DIP Collateral Agent, dated as of October 30, 2009 (the "DIP Security Agreement"), as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the DIP Grantors provided to the DIP Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any equity interests in an Excluded Entity (as defined in the DIP Pledge Agreement), any causes of action arising under Chapter 5 of the Bankruptcy Code and FCC licenses and authorizations by state regulatory authorities to the extent that any DIP Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

Executory Contracts—Section 365

        Under Section 365 and other relevant sections of the Bankruptcy Code, the Company may assume, assume and assign or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this Quarterly Report, including where applicable, the Company's express termination rights or a quantification of its obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights the Company has under Section 365 of the Bankruptcy Code. Claims may arise as a result of rejecting any executory contract.

Reorganization Costs

        The Company has incurred and will continue to incur significant costs associated with the Chapter 11 Cases. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company's results of operations. For the three months ended March 31, 2010, the Company has incurred $16.6 million of reorganization costs.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Impact on Net Operating Loss Carryforwards

        The Company's NOLs must be reduced by certain debt discharged pursuant to the Plan. Further, the Company's ability to utilize its NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, after the Company consummates a debt restructuring that results in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. Under a special rule that may be elected for an ownership change pursuant to a Chapter 11 reorganization, the amount of this annual limitation is equal to the "long term tax-exempt rate" (published monthly by the Internal Revenue Service (the "IRS")) for the month in which the ownership change occurs, multiplied by the value of FairPoint Communications' stock immediately after, rather than immediately before, the ownership change. By taking into account the value of FairPoint Communications' stock immediately after the Chapter 11 reorganization, the limitation is increased as a result of the cancellation of debt that occurs pursuant to the Chapter 11 reorganization. Because the Company expects to elect this treatment, an annual limitation will be imposed on the amount of the Company's pre-ownership change NOL carryforwards that can be utilized to offset its taxable income after consummation of the Chapter 11 reorganization. In order to prevent an ownership change that limits the Company's NOL carryforwards prior to the Effective Date, the Bankruptcy Court has put in place notification procedures and potential restrictions on the trading of FairPoint Communications' common stock.

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

Defaults Under Outstanding Debt Instruments

        The filing of the Chapter 11 Cases constituted an event of default under each of the following debt instruments:

  •
  the indenture (the "New Indenture") governing the Company's new 13 1/8% Senior Notes due 2018 (the "New Notes"), which New Notes were issued on July 29, 2009 in connection with the Company's offer to exchange (the "Exchange Offer") its old 13 1/8% Senior Notes due 2018 (the "Old Notes," and together with the New Notes, the "Notes"), which Old Notes were originally issued by Spinco and subsequently assumed by the Company in connection with the Merger, for the New Notes;

  •
  the Pre-petition Credit Facility; and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  •
  the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the "Swaps").

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

        In addition, as a result of the restatement of the Company's condensed consolidated financial statements for the period ended June 30, 2009, as set forth in a Quarterly Report on Form 10-Q/A dated April 30, 2010, the Company determined that it was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

NYSE Delisting

        As a result of the filing of the Chapter 11 Cases, on October 26, 2009, the New York Stock Exchange (the "NYSE") notified us that it had determined that the listing of the Company's common stock should be suspended immediately.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        The last day that the Company's common stock traded on the NYSE was October 23, 2009. On November 16, 2009, the NYSE completed its application to the SEC to delist the Company's common stock.

        The Company's common stock is currently trading under the symbol "FRCMQ" on the Pink Sheets.

Risks and Uncertainties

        The ability of the Company, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, the ability of the Company to confirm the Plan. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements contained in this Quarterly Report do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. See "Chapter 11 Cases—Financial Reporting in Reorganization" for additional information. In particular, such financial statements do not purport to show (i) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in the Condensed Consolidated Financial Statements.

        As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, the Plan could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization

        The Reorganizations Topic of the ASC, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately.

        The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Reorganizations Topic of the ASC. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company's condensed consolidated statement of operations for the three months ended March 31, 2010 includes the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

        The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of March 31, 2010 and December 31, 2009.

Reorganization Items

        Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

Three months ended March 31, 2010
Professional fees(a)	14,739
Success bonus(b)	875
Non-cash allowed claim adjustments(c)	977

Total reorganization items	$16,591

(a)
Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization (Continued)

(b)
Success bonus represents charges incurred relating to the Success Bonus Plan in accordance with the plan of reorganization.

(c)
The carrying values of certain liabilities subject to compromise were adjusted to the value of the claim allowed by the Bankruptcy Court.

Liabilities Subject to Compromise

        Liabilities subject to compromise refer to liabilities incurred prior to the Petition Date for which the Company has not received approval from the Bankruptcy Court to pay or otherwise honor. These amounts represent management's estimate of known or potential pre-Petition Date claims that are likely to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of the executory contracts and unexpired leases, the determination of the value securing claims, proofs of claim or other events.

        Liabilities subject to compromise at March 31, 2010 and December 31, 2009 consisted of the following (amounts in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility	$1,970,963	$1,965,450
Senior Notes	549,996	549,996
Interest rate swap	98,833	98,833
Accrued interest	108,197	74,406
Accounts payable	100,084	93,049
Other accrued liabilities	36,056	42,461
Capital lease obligations	7,107	7,627
Other long-term liabilities	766	787
Employee benefit obligations	—	3,731

Liabilities subject to compromise	$2,872,002	$2,836,340

        Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) pre-Petition Date liabilities that the Company expects to pay in full such as medical or retirement benefits; and (3) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee-related items such as salaries and vacation pay.

        The classification of liabilities not subject to compromise versus liabilities subject to compromise is based on currently available information and management's estimate of the amounts expected to be allowed. As the Chapter 11 Cases proceed and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification and amounts within these two categories may change. The amount of any such change could be significant.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization (Continued)

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

        As of June 3, 2010, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $1.4 million of which have been withdrawn. The Company expects new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of June 3, 2010, the Bankruptcy Court has disallowed $1.0 billion of these claims and has not yet ruled on the Company's other objections to claims, the disputed portions of which aggregate to an additional $7.0 million. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

        Through the claims resolution process, differences in amounts scheduled by the Company and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and the Company expects that this process will continue after the Company's emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

        The Company has reclassified certain prior period amounts in the Condensed Consolidated Financial Statements to be consistent with current period presentation. The effect of these reclassifications is not material.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of plant, property and equipment, pension and post-retirement benefit assumptions and income taxes. Estimates were made to determine the allocations used in preparing the historical combined financial statements as described above. In addition, estimates have been made in determining the amounts and classification of certain liabilities subject to compromise.

(b) Revenue Recognition

        Revenues are recognized as services are rendered and are primarily derived from the usage of the Company's networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, local calling services, Universal Service Fund receipts, long distance services, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state's public utilities commission. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers ("LECs"). These charges are billed based on toll or access tariffs approved by the local state's public utilities commission. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the FCC.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

        Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.

        Revenue is recognized net of tax collected from customers and remitted to governmental authorities.

        Management makes estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At March 31, 2010 and December 31, 2009, the Company recorded revenue reserves of $23.7 million and $22.6 million, respectively.

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

(e) Restricted Cash

        As of March 31, 2008, the closing date of the Merger, the Company had $80.9 million of restricted cash (the "Merger Restricted Cash"). The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the "New Hampshire Funds"). During the three months ended June 30, 2009, the Company requested that the New Hampshire Funds be made available for general working capital purposes. By letter dated May 12, 2009, the New Hampshire Public Utilities Commission (the "NHPUC") approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012 (the "NH Investment Commitment"). The NH Investment Commitment is inclusive of the $50 million previously required by the NHPUC. In addition, if the Regulatory Settlement (as defined below) with the state regulatory authority in New Hampshire is approved in connection with the Plan, the NH Investment Commitment will be reduced by $10 million, with such funds being reallocated to recurring maintenance capital expenditures to be spent on or before March 31, 2013.

        As of March 31, 2010, the Company had released $78.9 million of the restricted cash for approved expenditures under the required projects, including $1.4 million in interest earned on such restricted cash, and had forfeited an additional $1.0 million to the Vermont Public Service Board (the "Vermont Board") due to an inability to spend the full amount of allocated funds for such projects during the 2008 and 2009 calendar years. As of March 31, 2010, $2.5 million of the Merger Restricted Cash remains for removal of double poles in Vermont. In addition, the Company also had $1.4 million of cash restricted for other purposes.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

        In total, the Company had $3.9 million of restricted cash at March 31, 2010 of which $2.3 million is shown in current assets and $1.6 million is shown as a non-current asset on the condensed consolidated balance sheet.

        We expect that the orders entered into by the PUCs in Maine, New Hampshire and Vermont in connection with the Merger will be amended based on regulatory settlements that we negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont in connection with the Chapter 11 Cases and the Plan (each, a "Regulatory Settlement," and collectively the "Regulatory Settlements"). However, if the Regulatory Settlements are not approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

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

        As of March 31, 2010 and December 31, 2009, the Company's allowance for doubtful accounts totaled $60.6 million and $66.0 million, respectively.

(g) Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high-quality financial institutions. Concentrations of credit risk with respect to trade receivables are principally related to receivables from other interexchange carriers and are otherwise limited to the Company's geographic concentration in Maine, New Hampshire and Vermont.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

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

        At March 31, 2010 and December 31, 2009, accumulated depreciation for property, plant and equipment was $4.3 billion and $4.2 billion, respectively.

        The estimated asset lives used to depreciate the Company's property, plant and equipment are presented in the following table:

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

        Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they increase the functionality of the software. Software maintenance and training costs are expensed in the period in which they are incurred.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles-Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of March 31, 2010, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles—Goodwill and Other Topic and the Interest Topic of the ASC. During the three months ended March 31, 2010, the Company capitalized $3.8 million in software costs and did not capitalize any interest costs.

        As of December 31, 2009, the Company had capitalized $126.4 million of costs under the Intangibles—Goodwill and Other Topic of the ASC and $9.4 million of interest costs under the Interest Topic of the ASC.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

(l) Debt Issue Costs

        On March 31, 2008, immediately prior to the Merger, Legacy FairPoint and Spinco entered into the Pre-petition Credit Facility, consisting of a non-amortizing revolving facility in an aggregate principal amount of $200 million (the "Revolving Credit Facility"), a senior secured term loan A facility in an aggregate principal amount of $500 million (the "Term Loan A Facility"), a senior secured term loan B facility in the aggregate principal amount of $1,130 million (the "Term Loan B Facility" and, together with the Term Loan A Facility, the "Term Loan") and a delayed draw term loan facility in an aggregate principal amount of $200 million (the "Delayed Draw Term Loan"). The Company incurred $29.2 million of debt issue costs associated with these credit facilities and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.

        On January 21, 2009, the Company entered into an amendment to the Pre-petition Credit Facility (the "Pre-petition Credit Facility Amendment") under which, among other things, the administrative agent under the Pre-petition Credit Facility (the "administrative agent") resigned and was replaced by a new Pre-petition Administrative Agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company. The Company incurred $0.5 million of debt issue costs associated with the Pre-petition Credit Facility Amendment and began to amortize these costs over the remaining life of the loan.

        Concurrent with the Pre-petition Credit Facility Amendment, the Company wrote off $0.8 million of the unamortized debt issue costs associated with the original Pre-petition Credit Facility, in accordance with the Debt—Modifications and Extinguishments Topic of the ASC.

        In connection with the Exchange Offer, the Company paid a cash consent fee of $1.6 million in the aggregate to holders of Old Notes who validly delivered and did not revoke consents in the related consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of Old Notes exchanged in the Exchange Offer. Pursuant to the Debt Topic of the ASC, this consent fee was capitalized and the Company began to amortize these costs over the life of the New Notes using the effective interest method.

        Concurrent with the filing of the Chapter 11 Cases, on October 26, 2009 the Company wrote off all remaining debt issue and offering costs related to its pre-petition debt in accordance with the Reorganizations Topic of the ASC.

        The Company entered into the DIP Credit Agreement on October 27, 2009. The Company incurred $0.9 million of debt issue costs associated with the DIP Credit Agreement and began to amortize these costs over the nine month life of the DIP Credit Agreement using the effective interest method. Concurrent with the Final DIP Order, on March 11, 2010, the Company incurred an additional $1.1 million of debt issue costs associated with the DIP Credit Agreement and began to amortize these costs over the remaining life of the DIP Credit Agreement using the effective interest method.

        As of March 31, 2010 and December 31, 2009, the Company had capitalized debt issue costs, net of amortization, of $1.3 million and $0.7 million, respectively.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its stockholders' equity balance. As of March 31, 2010, stockholders' deficit totaled $292.3 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company's carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.

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

        As of March 31, 2010 and December 31, 2009, the Company had goodwill of $595.1 million.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

        The Company's intangible assets consist of customer lists and trade names as follows (in thousands):

	At March 31, 2010	At December 31, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504	$208,504
Less accumulated amortization	(45,144)	(39,501)

Net customer lists	163,360	169,003

Trade names (indefinite life):
Gross carrying amount	42,816	42,816

Total intangible assets, net	$206,176	$211,819

        The Company's only non-amortizable intangible asset is the trade name of Legacy FairPoint acquired in the Merger. Consistent with the valuation methodology used to value the trade name at the time of the Merger, the Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. The Company performed its annual non-amortizable intangible asset impairment assessment as of October 1, 2009 and concluded that there was no indication of impairment at that time. In light of the Chapter 11 Cases, the Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2009 and determined that the trade name was not impaired.

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

        The Company's amortizable intangible assets consist of customer lists. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 3(j) above.

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships and an indefinite useful life for trade names. Amortization expense was $5.6 million and $5.7 million for the three months ended March 31, 2010 and 2009, respectively, and is expected to be approximately $22.6 million per year.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

(o) Accounting for Income Taxes

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

        The Company adopted FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $5.4 million as of March 31, 2010, of which $2.0 million would impact its effective tax rate, if recognized.

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

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009 in which the Company filed for Chapter 11 reorganization and continuing into the three months ended March 31, 2010, the Company reassessed the likelihood that its deferred tax assets will be realized as of March 31, 2010. Based upon the change in circumstances, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. As of March 31, 2010, the Company carries a valuation allowance of $28.4 million against its deferred tax assets which consists of a $22.8 million Federal allowance and a $5.6 million state allowance.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

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

(4) Recent Accounting Pronouncements

        On January 1, 2010, the Company adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update had no impact on the Company's consolidated results of operations and financial position.

        On June 15, 2009, the Company adopted the accounting standard relating to subsequent events. This standard establishes principles and requirements for identifying, recognizing and disclosing subsequent events. This standard requires that an entity identify the type of subsequent event as either

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

(6) Income Taxes

        For the three months ended March 31, 2010, the Company recorded income tax expense of $3.5 million, resulting in an effective tax rate of 4.9% expense compared to an effective tax rate of 37.5% benefit for the three months ended March 31, 2009. The 4.9% effective tax rate for the three months ended March 31, 2010 was primarily impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively the Health Care Act). Under the Health Care Act, beginning in 2013, FairPoint and other companies that receive a subsidy under Medicare Part D to provide retiree prescription drug coverage will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage to the extent of the subsidy received. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company's financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted.

        The effective tax rate for the three months ended March 31, 2010 was also impacted by post-petition interest on debts that is not expected to be paid and, therefore, not expected to result in a future tax deduction, as well as non-deductible costs incurred related to the Chapter 11 Cases. In addition, tax benefits from the reported loss during the period were partially offset by an increase in the valuation allowance on the Company's deferred tax assets.

        At March 31, 2010, the Company had federal and state net operating loss carryforwards of $450.4 million that will expire from 2019 to 2029. At March 31, 2010, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. Federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger also resulted in an ownership change as of March 31, 2008. As a result of these ownership changes, there are specific

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

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

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009 in which the Company filed the Chapter 11 Cases, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon the change in circumstances, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At March 31, 2010, the Company carries a valuation allowance of $28.4 million against its deferred tax assets which consists of a $22.8 million Federal allowance and a $5.6 million state allowance.

        The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $5.4 million as of March 31, 2010 and December 31, 2009. Of the $5.4 million of unrecognized tax benefits at March 31, 2010, $2.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2010, there was a $0.1 million increase in interest and penalties. As of March 31, 2010, cumulative interest and penalties totaled $1.4 million, net of tax.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to FairPoint's acquired business was settled through acceptance of the filing position. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between FairPoint and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments and tax returns (the "Tax Sharing Agreement"), the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of March 31, 2010, the Company does not have any significant additional jurisdictional tax audits.

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

        The Company uses variable and fixed-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believed it was prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The Swaps effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(7) Interest Rate Swap Agreements (Continued)

the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate.

        The Company failed to make payments of $14.0 million due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

        In addition, as a result of the Restatement (as defined herein), the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

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

        As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the consolidated statement of operations. At March 31, 2010 and December 31, 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which has been included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at March 31, 2010 and December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the termination event described above. The Company has recognized no gain or loss on derivative instruments on the condensed consolidated statement of operations during the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company recognized a $12.9 million gain on derivative instruments.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt

        Long term debt for the Company at March 31, 2010 and December 31, 2009 is shown below (in thousands):

	March 31, 2010	December 31, 2009
Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at March 31, 2010, due 2014 to 2015	$1,970,963	$1,965,450
Senior notes, 13.125%, due 2018	549,996	549,996

Total outstanding long-term debt	2,520,959	2,515,446
Less amounts subject to compromise	(2,520,959)	(2,515,446)

Total long-term debt, net of amounts subject to compromise	$—	$—

        As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of March 31, 2010 and December 31, 2009.

        The estimated fair value of the Company's long-term debt at March 31, 2010 was approximately $1,734.4 million based on market prices of the Company's debt securities at the balance sheet date.

        The Company failed to make the September 30, 2009 principal and interest payments required under the Pre-petition Credit Facility. Failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-petition Credit Facility, which permits the lenders to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the incurrence of an event of default on the Pre-petition Credit Facility constituted an event of default under the Swaps at September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. Also, the failure to make the October 1, 2009 interest payment on the Notes within thirty days of the due date constituted an event of default under the Notes. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. Filing of the Chapter 11 Cases constituted an event of default on the New Notes. In addition, as a result of the Restatement (as defined herein), the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

payment obligations under these agreements are stayed as a result of the filing of the Chapter 11 Cases. For additional information about the impact of the Chapter 11 Cases, see note 1.

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2010 are as follows (in thousands):

Quarter ending March 31,
2010	$45,000
2011	63,300
2012	63,300
2013	373,175
2014	1,426,188
Thereafter	549,996

$2,520,959

        Pursuant to the Plan, the Company does not expect to make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date. Accordingly, $18.0 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the three months ended March 31, 2010. The Company has continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim according to the Plan.

  Pre-petition Credit Facility

        On March 31, 2008, immediately prior to the Merger, FairPoint and Spinco entered into the Pre-Petition Credit Facility consisting of the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan. Spinco drew $1,160 million under the Term Loan immediately prior to being spun off by Verizon, and then the Company drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, the Company has drawn an additional $194.5 million under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008 the administrative agent under the Pre-petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, the Company entered into the Pre-petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new Pre-petition Administrative Agent. In addition, the resigning administrative agent's undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company.

        The Revolving Credit Facility has a swingline subfacility in the amount of $10 million and a letter of credit subfacility in the amount of $30 million, which allows issuances of standby letters of credit by

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

the Company. The Pre-petition Credit Facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the Pre-petition Credit Facility and/or their affiliates.

        As of March 31, 2010, the Company had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the three months ended March 31, 2010, and outstanding letters of credit totaled $7.5 million. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of March 31, 2010, no funds remained available under the Revolving Credit Facility.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

  Old Notes

        On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at the Company's option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually in cash on April 1 and October 1 of each year. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). Following the filing of the Chapter 11 Cases, the remaining $9.9 million of discount on the Notes was written off in order to adjust the carrying amount of the Company's pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for the Company's pre-petition debt. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date.

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

  Issuance of New Notes and Payment of Consent Fee

        On July 29, 2009, the Company successfully consummated the Exchange Offer. On the July 29, 2009 settlement date of the Exchange Offer (the "Settlement Date"), the Proposed Amendments became operative and $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) were exchanged for $439.6 million in aggregate principal amount of the New Notes. In addition, pursuant to the terms of the Exchange Offer, an additional $18.9 million in aggregate principal amount of New Notes was issued to holders who tendered their Old Notes in the Exchange Offer as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date.

        The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New Notes for the period from July 29, 2009 through and including September 30, 2009

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

(the "Initial Interest Payment Period") in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at its option. The Company intended to make the interest payments due on October 1, 2009 on the New Notes by capitalizing such interest and adding it to the principal amount of the New Notes. As such, interest payable of $12.2 million at September 30, 2009 was reflected as interest payable in kind on the condensed consolidated balance sheet. As the Notes have been classified as subject to compromise as of March 31, 2010, the Company has classified the accrued interest on the exchanged Old Notes as of March 31, 2010 of $12.2 million as subject to compromise on the condensed consolidated balance sheet. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date.

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

  Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for the DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered the Final DIP Order, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of March 31, 2010 and December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.2 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement. Accordingly, as of March 31, 2010, the amount available under the DIP Credit Agreement was approximately $57.8 million of the $75.0 million made available pursuant to the Final DIP Order.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

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

        Interest accrues from and including the date of any borrowing up to but excluding the date of any repayment thereof and is payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provides for the payment to the DIP Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $400,000 was due and paid on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and paid on March 11, 2010, the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provides for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.

        Voluntary Prepayments.    Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments are permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

transactions with affiliates. As of March 31, 2010, the DIP Borrowers are in compliance with all covenants under the DIP Credit Agreement.

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

  DIP Subsidiary Guaranty

        The DIP Guarantors entered into the DIP Subsidiary Guaranty with the DIP Administrative Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Subsidiary Guaranty, the DIP Guarantors agreed to jointly and severally guarantee the full and prompt payment of all fees, obligations, liabilities and indebtedness of the DIP Borrowers, as borrowers under the DIP Financing. Pursuant to the terms of the DIP Subsidiary Guaranty, the DIP Guarantors further agreed to subordinate any indebtedness of the DIP Borrowers held by such DIP Guarantor to the indebtedness of the DIP Borrowers held by the secured parties under the DIP Financing.

  DIP Security Agreement

        The DIP Grantors entered into the DIP Security Agreement with the DIP Collateral Agent, as required under the terms of the DIP Credit Agreement. Pursuant to the DIP Security Agreement, the DIP Grantors provided to the DIP Collateral Agent for the benefit of the secured parties identified therein, a security interest in all assets other than the DIP Pledge Agreement Collateral, any equity interests in an Excluded Entity (as defined in the DIP Pledge Agreement), any causes of action arising under Chapter 5 of the Bankruptcy Code and FCC licenses and authorizations by state regulatory authorities to the extent that any DIP Grantor is prohibited from granting a lien and security interest therein pursuant to applicable law.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans

        The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2009, in accordance with the Compensation—Retirement Benefits Topic of the ASC. This measurement is based on a 6.07% weighted average discount rate, as well as certain other valuation assumption modifications.

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three months ended March 31, 2010 are presented below.

In Millions	Qualified Pension	Post-retirement Health
Service cost	$2,881	$3,453
Interest cost	3,012	3,981
Expected return on plan assets	(4,148)	—
Amortization of prior service cost	381	1,073
Amortization of actuarial (gain) loss	279	777

Net periodic benefit cost	$2,405	$9,284

        In 2010, the Company does not expect to make a contribution to the qualified pension plans, but it does expect to incur $1.0 million in post-retirement healthcare plan expenditures.

        For the three months ended March 31, 2010, the actual gain on the pension plan assets was approximately 2.5%. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company's actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2010.

        During the three months ended March 31, 2010, $33.3 million was transferred from Verizon's defined benefit plans' trusts to the Company's pension plan trust. A disputed amount is pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement dated January 15, 2007 between Verizon and the Company. The disputed amount is not included in the Company's pension plan assets at March 31, 2010 or December 31, 2009.

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the three months ended March 31, 2010 and for the 401 (k) Plan year ended December 31, 2009, the Company matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.4 million for both the three months ended March 31, 2010 and 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	March 31, 2010	December 31, 2009
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(123,422)	$(124,924)

Total accumulated other comprehensive loss	$(123,422)	$(124,924)

        Other comprehensive loss for the three months ended March 31, 2010 and 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in accumulated other comprehensive loss.

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended March 31,
	2010	2009
Weighted average number of common shares used for basic earnings per share	89,424	89,151
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,424	89,151

Anti-dilutive shares excluded from the above reconciliation	2,535	990

        Weighted average number of common shares used for basic earnings per share excludes 565,476 shares of non-vested restricted stock. Since the Company incurred a loss for the three months ended March 31, 2010 and 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the Merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At March 31, 2010, there were 89,989,144 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

(13) Fair Value Measurements

        The Fair Value Measurements and Disclosures Topic of the ASC (formerly SFAS 157, Fair Value Measurements ("SFAS 157")) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Fair Value Measurements and Disclosures Topic of the ASC also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position ("FSP") 157-2, which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected a partial deferral of SFAS No. 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, investments, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company is currently evaluating the impact of FSP 157-2 on its financial statements. The impact of partially adopting SFAS 157 effective January 1, 2008 was not material to the Company's financial statements.

        The filing of the Chapter 11 Cases constituted a termination event under the Swaps. Subsequent to the filing of the Chapter 11 Cases, the Company received notification from the counterparties to the Swaps that the Swaps had been terminated. Therefore, the carrying value of the Swaps at March 31, 2010 and December 31, 2009 represents the termination value of the swaps as determined by the respective counterparties following the termination event described herein. See note 7 for more information.

        The Company does not carry any assets or liabilities at fair value as of March 31, 2010 and December 31, 2009.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Commitments and Contingencies

(a) Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of March 31, 2010 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending March 31:
2011	$2,850	$10,179
2012	1,867	8,738
2013	1,705	7,399
2014	1,534	5,571
2015	1,256	3,474
Thereafter	—	6,990

Total minimum lease payments	$9,212	$42,351

Less interest and executory cost	(2,105)

Present value of minimum lease payments	7,107
Less amounts subject to compromise	(7,107)

Long-term obligations at March 31, 2010	$—

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

(c) Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of March 31, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Applicable orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company's current estimate of its service quality penalties in these states, a $2.4 million increase in the estimated liability was recorded as a reduction to revenue for the three

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Commitments and Contingencies (Continued)

months ended March 31, 2010. During the three months ended March 31, 2010, the Company paid out $0.4 million of service quality index ("SQI") penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $29.4 million on the condensed consolidated balance sheet at March 31, 2010. Additional penalties may be assessed as a result of service quality issues related to transitioning certain back-office functions from Verizon's integrated systems to newly created systems of the Company, which occurred in January 2009 (the "Cutover"), which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        During February 2010, the Company entered into the Regulatory Settlements with representatives of the state regulatory authorities in each Maine, New Hampshire and Vermont, which are subject to the approval of the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if the Company meets certain metrics for the twelve-month period ending December 31, 2010. As this clause represents a contingent gain, the Company has not recognized such gain as of March 31, 2010. As of March 31, 2010, the Company has accrued fiscal 2008 and 2009 liabilities of $6.0 million for New Hampshire and approximately $11.4 million for Vermont. In addition, the Regulatory Settlement in Maine deferred the Company's fiscal 2008 and 2009 SQI penalties until March 2010, subject to the Company's right to credit such rebates against future SQI rebates that it is required to pay, in the event the Regulatory Settlement in Maine is not approved by the Maine Public Utilities Commission (the "MPUC") and the Bankruptcy Court subsequently enters an injunction against the Company's payment of rebates for fiscal 2008 and 2009. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period.

        If the Regulatory Settlements are not approved by the regulatory authorities in Maine, New Hampshire and Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against the Company in the future.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, television and broadband product offerings. We operate in 18 states with 1.5 million access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines ("DSL"), wireless broadband, cable modem and fiber-to-the-premises) in service as of March 31, 2010.

        We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we had limited ability during 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the Cutover.

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

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont will convert to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Legacy FairPoint incumbent LECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

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

        Because of these Cutover issues, during the three months ended March 31, 2009 we incurred $19.4 million of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

        In addition to the significant incremental expenses we incurred as a result of these Cutover issues, we were unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe had an adverse effect on our business, financial condition, results of operations and liquidity.

        On April 30, 2010, we filed amendments to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the

"Amendments") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim and certain billing and other adjustments. For the nine months ended September 30, 2009, the accounting error and the billing and other adjustments resulted in a $25.0 million overstatement of revenues, a $0.2 million understatement of operating expenses and a $9.6 million overstatement of other income in the financial data originally reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, which was originally filed with the SEC on November 20, 2009. The restatement of the interim condensed consolidated financial statements contained in the Amendments (the "Restatement"), which Restatement accounts for the foregoing overstatements and understatement, resulted in a reduction in net income of $21.8 million, net of income taxes, for the nine months ended September 30, 2009.

        For the three months ended March 31, 2009, the accounting error and the billing and other adjustments resulted in a $12.3 million overstatement of revenues, a $0.1 million understatement of operating expenses and a $9.6 million overstatement of other income in the financial data originally reported in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was originally filed with the SEC on May 5, 2009 and was subsequently amended on May 8, 2009. The Restatement resulted in a reduction in net income of $13.5 million, net of income taxes, for the three months ended March 31, 2009. For more information, see the Amendments as filed with the SEC.

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

Basis of Presentation

        On March 31, 2008, the Merger between Spinco and Legacy FairPoint was completed. In connection with the Merger and in accordance with the terms of an agreement and plan of merger with Verizon and Spinco pursuant to which we committed to purchase and assume Verizon's landline operations in Maine, New Hampshire and Vermont (the "Merger Agreement"), Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the Merger. While FairPoint was the surviving entity in the Merger, for accounting purposes Spinco was deemed to be the acquirer. For more information, see note 1 to the Condensed Consolidated Financial Statements.

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

Revenues

        We derive our revenues from:

  •
  Local calling services.  We receive revenues from our telephone operations from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from competitive LECs and wireless carriers, and some data transport revenues.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues		% of Revenues
	Three months Ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Revenue Source:
Local calling services	$108,436	122,820	40%	41%
Access	97,445	93,127	35%	31%
Long distance services	30,863	43,395	11%	15%
Data and Internet services	27,067	28,194	10%	9%
Other services	11,355	11,762	4%	4%

Total	275,166	299,298	100%	100%

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

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

        The following table sets forth the percentages of revenues represented by selected items reflected in the statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2010	% of Revenues	2009	% of Revenues
Revenues	$275,166	100%	$299,298	100%

Operating expenses
Cost of services and sales	130,626	47	149,402	50
Selling, general and administrative	95,090	35	88,273	29
Depreciation and amortization	70,345	26	67,867	23

Total operating expenses	296,061	108	305,542	102

Loss from operations	(20,895)	(8)	(6,244)	(2)
Interest expense	(34,630)	(12)	(53,479)	(18)
Gain on derivative instruments	—	—	12,898	4
Gain on early retirement of debt	—	—	4,863	2
Other income	26	—	6,277	2

Loss before reorganization items and income taxes	(55,499)	(20)	(35,685)	(12)
Reorganization items	(16,591)	(6)	—	—

Loss before income taxes	(72,090)	(26)	(35,685)	(12)
Income tax (expense) benefit	(3,501)	(1)	13,380	5

Net loss	$(75,591)	(27)%	$(22,305)	(7)%

        Revenues decreased $24.1 million to $275.2 million in the first quarter of 2010 compared to 2009. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $14.4 million to $108.4 million during the first quarter of 2010 compared to the same period in 2009. This decrease is primarily due to a 12.4% decline in total voice access lines in service at March 31, 2010 compared to March 31, 2009. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $4.3 million to $97.4 million during the first quarter of 2010 compared to the same period in 2009. Of this increase, $5.8 million is attributable to an increase in interstate access revenues, partially offset by a $1.5 million decrease in intrastate access revenues.

        Long distance services.    Long distance services revenues decreased $12.5 million to $30.9 million in the first quarter of 2010 compared to the same period in 2009. The decrease was primarily attributable to a decrease in the number of subscriber lines from March 31, 2009 to March 31, 2010.

        Data and Internet services.    Data and Internet services revenues decreased $1.1 million to $27.1 million in the first quarter of 2010 compared to the same period in 2009. This decrease is primarily due to a 4.8% decline in high-speed data subscribers at March 31, 2010 compared to March 31, 2009.

        Other services.    Other services revenues decreased $0.4 million to $11.4 million in the first quarter of 2010 compared to the same period in 2009.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $18.8 million to $130.6 million in the first quarter of 2010 compared to the same period in 2009. Included in cost of services and sales for the three months ended March 31, 2009 are $6.1 million of expenses related to the Transition Services Agreement. Excluding the impact of the Transition Services Agreement, cost of services and sales would have declined $12.7 million.

        Selling, general and administrative.    Selling, general and administrative expenses increased $6.8 million to $95.1 million in the first quarter of 2010 compared to the same period in 2009. The increase is primarily attributable to a $3.4 million increase in bad debt expense.

        Depreciation and amortization.    Depreciation and amortization expense increased $2.5 million to $70.3 million in the first quarter of 2010 compared to the same period in 2009, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense decreased $18.8 million to $34.6 million in the first quarter of 2010 compared to the same period in 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps in accordance with the Reorganizations Topic of the ASC as it is unlikely that such interest expense will be paid or will become an allowed priority secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended March 31, 2009, we recognized non-cash gains of $12.9 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the three months ended March 31, 2010.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $5.6 million net gain recognized on the repurchase of $8.0 million aggregate principal amount of the Old Notes during the three months ended March 31, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with the Pre-petition Credit Facility during the three months ended March 31, 2009. We did not retire any debt during the three months ended March 31, 2010 and thus did not recognize any gain or loss on early retirement of debt during such period.

        Other income.    Other income includes non-operating gains and losses such as those incurred on sale of equipment. Other income decreased $6.3 million to $0.03 million in the first quarter of 2010 compared to the same period in 2009. We recognized a one-time gain of $5.4 million in the first quarter of 2009 related to the settlement under a transition agreement (the "Transition Agreement") we entered into with Verizon on January 30, 2009, in connection with the Cutover, as contemplated by the Transition Services Agreement.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended March 31, 2010 and 2009 was 4.9% expense and 37.5% benefit, respectively. The effective tax rate for the three months ended March 31, 2010 was primarily impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Health Care Act. Income tax benefits during the three months ended March 31, 2010 were partially offset by an increase in our deferred tax valuation allowance.

        Net loss.    Net loss for the three months ended March 31, 2010 was $75.6 million compared to net loss of $22.3 million for the same period in 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

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

  •
  Accounting for software development costs; and

  •
  Purchase accounting.

        Revenue Recognition.    We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for local telephone, long distance, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. We make estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At March 31, 2010 and December 31, 2009, we recorded revenue reserves of $23.7 million and $22.6 million, respectively.

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

        Goodwill was $595.1 million at March 31, 2010. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.3 million as of March 31, 2010. As of March 31, 2010, there was $45.1 million of accumulated amortization recorded. The customer relationships are being amortized over a weighted average life of approximately 9.7 years. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill and non-amortizable intangible assets as required by the Intangibles-Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our stockholders' equity balance. As of March 31, 2010, stockholders' deficit totaled $292.3 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

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

        Purchase Accounting.    Prior to the adoption of the ASC we recognized the acquisition of companies in accordance with SFAS 141. The cost of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with the Business Combinations Topic of the ASC.

New Accounting Standards

        On January 1, 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update had no impact on our consolidated results of operations and financial position.

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

Liquidity and Capital Resources

        On October 26, 2009, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Company. See note 1 to the Condensed Consolidated Financial Statements for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report.

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

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court on November 18, 2009, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered a final order in connection with the DIP Credit Agreement, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. For a further description of the DIP Credit Agreement and the terms thereof, see note 1 to the Condensed Consolidated Financial Statements. Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term. As of March 31, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.2 million had been issued and were outstanding under the DIP Credit Agreement.

        Cash and cash equivalents at March 31, 2010 totaled $146.9 million compared to $109.4 million at December 31, 2009, excluding restricted cash of $3.9 million and $4.0 million, respectively.

        Net cash provided by operating activities was $78.6 million and $46.0 million for the three months ended March 31, 2010 and 2009, respectively.

        Net cash used in investing activities was $45.1 million and $57.4 million for the three months ended March 31, 2010 and 2009, respectively. These cash flows primarily reflect capital expenditures of $45.1 million and $57.5 million for the three months ended March 31, 2010 and 2009, respectively.

        Net cash provided by financing activities was $4.1 million and $33.7 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010, we drew down $5.5 million on letters of credit under the Pre-petition Credit Facility and incurred $1.1 million of loan origination costs on the DIP Credit Facility. For the three months ended March 31, 2009, net proceeds from FairPoint's issuance of long-term debt were $50.0 million, repayment of long-term debt was $5.5 million and dividends paid to stockholders was $23.0 million.

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

Our Pre-petition Credit Facility

        Our $2,030 million Pre-petition Credit Facility consists of the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan. Spinco drew $1,160 million under the Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger.

        Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

        On October 5, 2008, the administrative agent under our Pre-petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, we entered into the Pre-petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new Pre-petition Administrative Agent. In addition, the resigning administrative agent's undrawn commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to us.

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

        As of March 31, 2010, we had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the three months ended March 31, 2010, and outstanding letters of credit totaled $7.5 million. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of March 31, 2010, no funds remained available under the Revolving Credit Facility.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the three months ended March 31, 2009, we prepaid $3.3 million of principal under the Term Loan A Facility.

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

Our Pre-petition Notes

        Spinco issued, and we assumed in the Merger, $551.0 million aggregate principal amount of the Old Notes. The Old Notes mature on April 1, 2018 and are not redeemable at our option prior to April 1, 2013. Interest is payable on the Old Notes semi-annually, in cash, on April 1 and October 1. The Old Notes bear interest at a fixed rate of 13 1/8% and principal is due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). Following the filing of the Chapter 11 Cases, the remaining $9.9 million of discount on the Notes was written off in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the three months ended March 31, 2009, we repurchased $8.0 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $2.2 million in cash. In total, including amounts prepaid under the Term Loan A Facility, we retired $11.3 million of outstanding debt during the three months ended March 31, 2009.

        Prior to the filing of the Chapter 11 Cases, we failed to make the October 1, 2009 interest payment on the Notes. The failure to make the interest payment on the Notes constituted an event of default under the Notes upon the expiration of a thirty day grace period. An event of default under the Notes permits the holders of the Notes to accelerate the maturity of the Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes. See note 1 to the Condensed Consolidated Financial Statements.

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

Other Pre-petition Agreements

        As a condition to the approval of the Merger and related transactions by state regulatory authorities, we have agreed to make capital expenditures following the completion of the Merger. As a condition to the approval of the Merger by the state regulatory authority in Maine, we agreed that, following the closing of the Merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and an average of $47 million in the first three years. We are also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

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

        We also had the availability of $49.2 million contributed to us by the Verizon Group, and $1.1 million in interest earned thereon, to make capital and operating expenditures in New Hampshire in addition to those described above for unexpected infrastructure improvements proposed by us and approved by the NHPUC. These funds were reflected on the Company's March 31, 2009 balance sheet as restricted cash to be used only in accordance with a January 23, 2008 settlement agreement among Verizon, us and the staff of the NHPUC. During the three months ended June 30, 2009, we requested that these funds be made available for general working capital purposes. By letter, dated as of May 12, 2009, the NHPUC approved our request, conditioned upon our commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012. The NH Investment Commitment is inclusive of the $50 million previously required by the NHPUC.

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

        We expect that the orders issued by the state regulatory authorities in Maine, New Hampshire and Vermont in connection with the Merger will be amended by the Regulatory Settlements. For more information regarding the Regulatory Settlements, see "Part I—Item 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, for information regarding the impact of the Regulatory Settlements on the Merger Restricted Cash and certain SQI penalties, see notes 3(e) and 14(c), respectively, to the Condensed Consolidated Financial Statements.

        If the Regulatory Settlements are not approved by the regulatory authorities in Maine, New Hampshire and Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the approval of the Merger and whether such requirements will be enforceable against us in the future.

        On January 30, 2009, we entered into the Transition Agreement with Verizon. The Transition Services Agreement and related agreements had required us to make payments totaling approximately $45.4 million to Verizon in the first quarter of 2009, including a one-time fee of $34.0 million due at Cutover, with the balance related to the purchase of certain internet access hardware. The settlement set forth in the Transition Agreement resulted in a $22.7 million improvement in our cash flow for the three months ended March 31, 2009.

Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of March 31, 2010 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities(a)	2,520,959	45,000	126,600	1,799,363	549,996
Interest payments on long-term debt obligations(b)(c)	610,718	135,587	259,800	215,331	—
Capital lease obligations	9,212	2,850	3,572	2,790	—
Operating leases	42,351	10,179	16,137	9,045	6,990

Total obligations	3,183,240	193,616	406,109	2,026,529	556,986

(a)
Includes $550.0 million of the Notes. Long-term debt maturities represent the normal contractual payment schedule. All payments have been stayed by the filing of the Chapter 11 Cases. All obligations under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the Condensed Consolidated Financial Statements. See note 8 to the Condensed Consolidated Financial Statements for more information.

(b)
Excludes amortization of estimated capitalized debt issuance costs.

(c)
Interest payments on long-term debt represent the normal contractual interest payment schedule, based on default rates as defined in the Pre-petition Credit Facility. All payments have been stayed by the filing of the Chapter 11 Cases.

        The following table discloses aggregate information about our derivative financial instruments as of March 31, 2010, the source of carrying value of these instruments and their maturities.

	Carrying Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(98,833)	(98,833)	—	—	—

(1)
In connection with the filing of the Chapter 11 Cases, the derivative financial instruments were terminated by the counterparties. Accordingly, the carrying value of the Swaps at March 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 7 to the Condensed Consolidated Financial Statements for more information.

(2)
The Swaps have been classified as liabilities subject to compromise in the Condensed Consolidated Financial Statements. See note 7 to the Condensed Consolidated Financial Statements for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of March 31, 2010, we had total debt of $2,521.0 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 6.750% to 13.125% per annum, including applicable margins. As of March 31, 2010, the fair value of our debt was approximately $1,734.4 million. Our Term Loan A Facility and Revolving Credit Facility mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Notes mature in 2018.

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

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the three months ended March 31, 2010, the actual gain on the pension plan assets has been approximately 2.5%. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2010.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

        Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses which were identified in our 10-K as of December 31, 2009 and which remain in existence as of the date of this report:

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

        Management has taken the following steps to begin remediation of the above weaknesses:

  1.
  Corrected billing system settings so that they properly transfer the identified transactions to the general ledger;

  2.
  Enhanced our accounts receivable account reconciliation and review procedures to detect this type of error on a timely basis in the future; and

  3.
  Implemented quarterly reviews of access to our information systems to identify and correct potential access exceptions more timely.

        In addition, the following actions are underway:

  1.
  Development of a testing process relating to general ledger recording of revenue transactions;

  2.
  Modification of certain Oracle responsibilities to address issues relating to access to our information systems;

  3.
  Development of improved termination communication processes to improve timeliness of removal of employees from our information systems upon termination;

  4.
  Further improvement of our account reconciliation procedures, including review of reconciliations, to help identify potential errors; and

  5.
  Implementation of income tax management software to automate more of our tax computations and to facilitate improvements to our tax review procedures.

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

        As indicated above, we continue to significantly expand our internal control over financial reporting in order to encompass the new internal control structure associated with our Northern New England operations and remediate the identified control deficiencies. Accordingly, we continue to develop a significant number of new processes, systems and related controls governing various aspects of our financial reporting process, particularly relating to our Northern New England operations and the consolidation of our Northern New England operations with Legacy FairPoint's operations. The processes we have developed include, but are not limited to, information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax, general ledger accounting and external reporting.

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. With the exception of the Chapter 11 Cases, management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. To the extent that we are currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases. For a discussion of the Chapter 11 Cases, see note 1 to the Condensed Consolidated Financial Statements.

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of March 31, 2010, we have recognized an estimated liability of $29.4 million for SQI penalties based on metrics defined by PUCs in Maine, New Hampshire and Vermont. However, during February 2010, we reached agreements with the state regulatory authorities in each of Maine, New Hampshire and Vermont, which, among other things, related to the payment of SQI penalties. Term sheets executed with the state regulatory authorities of New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if we meet certain metrics for the twelve-month period ending December 31, 2010. In addition, the term sheet executed with the state regulatory authority in Maine deferred our fiscal 2008 and 2009 SQI penalties until March 2010, subject to our right to credit such rebates against future SQI rebates that we are required to pay, in the event the regulatory settlement in Maine is not approved by the MPUC and the Bankruptcy Court subsequently enters an injunction against our payment of rebates for fiscal 2008 and 2009. If the Regulatory Settlements are not approved by the regulatory authorities in Maine, New Hampshire and Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the PUCs in Maine, New Hampshire and Vermont as a condition to the to the approval of the Merger and whether such requirements will be enforceable against us in the future.

Item 1A.    Risk Factors.

        The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009.

         We provide access services to other communications companies, and if these companies were to experience financial difficulties or become insolvent, our business, financial condition, results of operations and liquidity may be adversely affected.

        We originate and terminate calls on behalf of long distance carriers and other interexchange carriers over our network in exchange for access charges. Interstate and intrastate access charges represented approximately 33.9% of our total revenues in 2009. The recent economic downturn has placed increased financial pressure on some of these carriers. As a result, we have recently experienced delays in collections from certain of these carriers and, accordingly, have increased our allowance for doubtful accounts. Should one or more of these carriers experience financial difficulties or become insolvent, our inability to collect from them in a timely manner or at all could have a material adverse impact on our business, financial condition, results of operations and liquidity.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        We did not sell any unregistered equity securities during the quarter ended March 31, 2010.

Item 3.    Defaults Upon Senior Securities.

        For a discussion of certain events of default that occurred during the year ended December 31, 2009, see note 1 to the Condensed Consolidated Financial Statements.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

        Not applicable.

Item 6.    Exhibits.

        The exhibits filed as part of this Quarterly Report are listed in the index to exhibits immediately preceding such exhibits, which index to exhibits is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, and the undersigned also has signed this Quarterly Report in her capacity as the Registrant's Senior Vice President, Corporate Controller and Interim Chief Financial Officer (Principal Financial Officer).

FAIRPOINT COMMUNICATIONS, INC.
Date: June 18, 2010	By:	/s/ LISA R. HOOD
		Name:	Lisa R. Hood
		Title:	Senior Vice President and Corporate Controller, Interim Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
4.1	Amended and Restated By Laws of FairPoint.(12)
4.2	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.3	Second Supplemental Indenture, dated as of July 17, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)

Exhibit No.	Description
4.4	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.5	Form of 131/8% Senior Note due 2018 (included in Exhibit 4.1).(6)
4.6	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)
4.7	Form of 131/8% Senior Note due 2018 (included in Exhibit 4.6).(13)
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
10.6
Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and lenders party thereto.(15)
10.7
First Amendment to Debtor-in-Possession Credit Agreement, dated as of December 1, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.8
Second Amendment to Debtor-in-Possession Credit Agreement, dated as of December 10, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.9
Third Amendment to Debtor-in-Possession Credit Agreement, dated as of December 15, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.10
Fourth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 13, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)

Exhibit No.	Description
10.11	Fifth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 28, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.12
Sixth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 29, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.13
Seventh Amendment to Debtor-in-Possession Credit Agreement, dated as of February 8, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.14
Eighth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 24, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.15
Ninth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 26, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.16
Tenth Amendment to Debtor-in-Possession Credit Agreement, dated as of March 9, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.17
Eleventh Amendment to Debtor-in-Possession Credit Agreement, dated as of April 30, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
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
10.21	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(17)
10.22	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(18)
10.23	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.24	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(19)
10.25	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(19)
10.26	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Alfred C. Giammarino.(20)
10.27	FairPoint Amended and Restated 1998 Stock Incentive Plan.(21)

Exhibit No.	Description
10.28	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(22)
10.29	FairPoint 2005 Stock Incentive Plan.(12)
10.30	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(23)
10.31	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(23)
10.32	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.33	Nonqualified Deferred Compensation Plan Document.(11)
10.34	Form of February 2005 Restricted Stock Agreement.(24)
10.35	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.36	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.37	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(26)
10.38	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.39	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(27)
10.40	Form of Performance Unit Award Agreement 2008-2010 Award.(23)
10.41	Form of Performance Unit Award Agreement 2009-2011 Award.(28)
10.42	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(28)
10.43	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.44	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
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
10.47	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(29)
10.48	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.49	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(30)
10.50	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)

Exhibit No.	Description
10.51	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.52	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(18)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(31)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(32)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(16)
Incorporated by referenced to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2009.

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