Form 10-Q
period 2010-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2010-08-05
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.* Yes ☐    No ☐

        As of July 30, 2010, there were 89,989,144 shares of the registrant's common stock, par value $0.01 per share, outstanding.

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

  •
  our ability to obtain bankruptcy court approval of the Plan and to consummate the Plan;

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$112,329	$109,355
Restricted cash	2,249	2,558
Accounts receivable, net	148,519	154,095
Materials and supplies	27,819	18,884
Other	29,012	24,042
Deferred income tax, net	60,224	75,713

Total current assets	380,152	384,647

Property, plant, and equipment, net	1,921,923	1,950,435
Intangibles assets, net	200,533	211,819
Prepaid pension asset	9,643	8,808
Debt issue costs, net	293	680
Restricted cash	1,328	1,478
Other assets	19,926	19,135
Goodwill	595,120	595,120

Total assets	$3,128,918	$3,172,122

Liabilities and Stockholders' Deficit
Liabilities not subject to compromise:
Current portion of capital lease obligations	$522	$—
Accounts payable	84,775	61,681
Accrued interest payable	3	36
Other accrued liabilities	61,682	44,004

Total current liabilities	146,982	105,721

Accrued pension obligation	55,763	51,438
Employee benefit obligations	275,421	261,420
Deferred income taxes	95,170	115,742
Unamortized investment tax credits	4,534	4,788
Other long-term liabilities	13,400	15,100

Total long-term liabilities	444,288	448,488

Total liabilities not subject to compromise	591,270	554,209
Liabilities subject to compromise	2,864,571	2,836,340

Total liabilities	3,455,841	3,390,549

Stockholders' deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,989,144 and 90,002,026 shares at June 30, 2010 and December 31, 2009, respectively	900	900
Additional paid-in capital	725,969	725,312
Retained deficit	(931,872)	(819,715)
Accumulated other comprehensive loss	(121,920)	(124,924)

Total stockholders' deficit	(326,923)	(218,427)

Total liabilities and stockholders' deficit	$3,128,918	$3,172,122

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$274,099	$284,762	$549,265	$584,060

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	112,041	123,840	242,667	273,242
Selling, general and administrative expense, excluding depreciation and amortization	101,000	98,612	196,090	186,885
Depreciation and amortization	70,559	68,860	140,904	136,727

Total operating expenses	283,600	291,312	579,661	596,854

Loss from operations	(9,501)	(6,550)	(30,396)	(12,794)

Other income (expense):
Interest expense	(35,721)	(54,809)	(70,351)	(108,288)
Gain (loss) on derivative instruments	—	7,233	—	20,131
Gain on early retirement of debt	—	7,494	—	12,357
Other	(3,138)	(58)	(3,112)	6,219

Total other expense	(38,859)	(40,140)	(73,463)	(69,581)

Loss before reorganization items and income taxes	(48,360)	(46,690)	(103,859)	(82,375)
Reorganization items	1,549	—	(15,042)	—

Loss before income taxes	(46,811)	(46,690)	(118,901)	(82,375)
Income tax (expense) benefit	10,245	18,527	6,744	31,907

Net loss	$(36,566)	$(28,163)	$(112,157)	$(50,468)

Weighted average shares outstanding:
Basic	89,424	89,364	89,424	89,168

Diluted	89,424	89,364	89,424	89,168

Earnings per share:
Basic	$(0.41)	$(0.32)	$(1.25)	$(0.57)

Diluted	(0.41)	(0.32)	(1.25)	(0.57)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statement of Stockholders' Deficit

Six months ended June 30, 2010

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive income (loss)
			Additional paid-in capital	Retained deficit		Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2009	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

Net loss	—	—	—	(112,157)	—	(112,157)
Restricted stock cancelled for withholding tax	(13)	—	—	—	—	—
Stock based compensation expense	—	—	657	—	—	657
Employee benefit adjustment to comprehensive income	—	—	—	—	3,004	3,004

Balance at June 30, 2010	89,989	$900	$725,969	$(931,872)	$(121,920)	$(326,923)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

Three and six months ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss	$(36,566)	$(28,163)	$(112,157)	$(50,468)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.0 million, $1.2 million, $2.0 million and $2.1 million tax expense, respectively)	1,502	1,930	3,004	3,286

Total other comprehensive income	1,502	1,930	3,004	3,286

Comprehensive loss	$(35,064)	$(26,233)	$(109,153)	$(47,182)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(Unaudited)

(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(112,157)	$(50,468)

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,753)	(34,022)
Provision for uncollectible revenue	17,427	15,777
Depreciation and amortization	140,904	136,727
Non-cash interest expense	—	14,423
Post-retirement accruals	18,567	15,908
Gain on derivative instruments	—	(20,131)
Gain on early retirement of debt, excluding cash fees	—	(12,477)
Non-cash reorganization costs	(20,001)	—
Other non cash items	9,694	6,429
Changes in assets and liabilities arising from operations:
Accounts receivable	(7,506)	7,725
Prepaid and other assets	(13,905)	(3,350)
Accounts payable and accrued liabilities	27,054	(31,286)
Accrued interest payable	67,959	(15,011)
Other assets and liabilities, net	(7,622)	(2,585)

Total adjustments	225,818	78,127

Net cash provided by operating activities	113,661	27,659

Cash flows from investing activities:
Net capital additions	(114,594)	(90,081)
Net proceeds from sales of investments and other assets	79	1,230

Net cash used in investing activities	(114,515)	(88,851)

Cash flows from financing activities:
Loan origination costs	(1,100)	(521)
Proceeds from issuance of long-term debt	5,513	50,000
Repayments of long-term debt	—	(18,673)
Restricted cash	458	65,143
Repayment of capital lease obligations	(1,043)	(1,122)
Dividends paid to stockholders	—	(22,996)

Net cash provided by financing activities	3,828	71,831

Net increase in cash	2,974	10,639
Cash, beginning of period	109,355	70,325

Cash, end of period	$112,329	$80,964

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable or liabilities subject to compromise at period-end	2,431	38,190
Reorganization costs paid	29,394	—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases

Organization and Basis of Financial Reporting

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint operates in 18 states with approximately 1.5 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2010.

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

        In order to effect the Merger, the Company issued 53,760,623 shares of the Company's common stock, a par value of $0.01 per share, to Verizon stockholders for their interest in Spinco.

Financial Reporting in Reorganization

        On October 26, 2009 (the "Petition Date"), the Company and substantially all of its direct and indirect subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the "Bankruptcy Code" or "Chapter 11") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the "Chapter 11 Cases").

        The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to (i) comply with the financial and other covenants contained in the Debtor in Possession Credit Agreement FairPoint Communications and FairPoint Logistics, Inc. ("Logistics", and together with FairPoint Communications, the "DIP Borrowers") entered into with certain financial institutions (the "DIP Lenders") and Bank of America, N.A., as the administrative agent for the DIP Lenders (in such capacity, the "DIP Administrative Agent"), dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), and, after the actual date of emergence from Chapter 11 protection (the "Effective Date"), a $1,075,000,000 senior secured credit facility (the "Exit Facility") to be provided to FairPoint Communications and Logistics (collectively, the "Exit Borrowers") by Bank of America, N.A., Banc of America Securities LLC and a syndicate of lenders (collectively, the "Exit Facility Lenders"), (ii) obtain the necessary approvals of the Plan from the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

PUCs and the FCC and (iii) obtain United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") approval of the Plan and to consummate the Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

Chapter 11 Cases

        On the Petition Date, the Company and substantially all of its direct and indirect subsidiaries (collectively, the "Debtors") filed the Chapter 11 Cases.

        For more information regarding the factors that led to the filing of the Chapter 11 Cases, see "Part I.—Item 1. Business—Chapter 11 Cases—Background to the Filing of the Chapter 11 Cases" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Developments Related to the Chapter 11 Cases

  Regulatory Approvals in Maine, New Hampshire and Vermont

        The Company is required as a condition precedent to the effectiveness of the Plan to obtain certain regulatory approvals, which include approvals from the PUCs in Maine and New Hampshire,

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

and the Vermont Public Service Board (the "Vermont Board"). In connection with the Chapter 11 Cases, the Company has negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont with respect to (i) certain necessary approvals relating to the Chapter 11 Cases and the Plan (each a "Bankruptcy Approval," and collectively, the "Bankruptcy Approvals") and (ii) certain modifications to the requirements imposed by those state regulatory authorities as a condition to approval of the Merger (each a "Merger Order," and collectively, the "Merger Orders"). The Company has agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state's Merger Order (each a "Regulatory Settlement," and collectively, the "Regulatory Settlements"). These Regulatory Settlements and the Bankruptcy Approvals require the final approval of the applicable regulatory authorities in Maine, New Hampshire and Vermont.

        On June 24, 2010, the Maine Public Utilities Commission (the "MPUC") provided its Bankruptcy Approval and approved the Regulatory Settlement for Maine.

        On June 28, 2010, the Vermont Board failed to provide its Bankruptcy Approval and rejected the Regulatory Settlement for Vermont. Specifically, the Vermont regulatory authorities did not believe that the Company had demonstrated the financial capability to meet its obligations under Vermont law and questioned certain assumptions made by the Company with respect to its financial capability after the effectiveness of the Plan. The Company expects to provide supplemental information to the Vermont Board. The Company cannot make any assurances as to when, or ultimately if, the Vermont Board will approve the Plan.

        On July 7, 2010, the New Hampshire Public Utilities Commission (the "NHPUC") provided its Bankruptcy Approval and approved the Regulatory Settlement for New Hampshire.

  Plan Support Agreement Expiration

        In anticipation of the Chapter 11 Cases, the Company entered into a Plan Support Agreement (the "Plan Support Agreement") with secured lenders (the "Consenting Lenders") holding more than 50% of the outstanding debt under the Company's Pre-petition Credit Facility (as defined herein). Pursuant to the Plan Support Agreement, the Consenting Lenders agreed, subject to the terms and conditions contained in the Plan Support Agreement, to support a proposed financial restructuring for the Company and its subsidiaries, the terms of which were attached as an exhibit to the Plan Support Agreement. The Plan Support Agreement, by its terms, expired on July 8, 2010 and was not renewed or extended. Accordingly, even though the requisite majorities of impaired creditors, including the Consenting Lenders, have voted to accept the Plan, if and to the extent there are any material modifications to the Plan affecting the treatment of the impaired creditors under the Plan, the Consenting Lenders would not be required to support or vote to approve the Plan as so modified.

  Amendment to DIP Credit Agreement

        On July 26, 2010, the DIP Borrowers, the DIP Lenders and the DIP Administrative Agent entered into the Thirteenth Amendment to the DIP Credit Agreement (the "DIP Amendment"), pursuant to which the maturity date of the DIP Credit Agreement was extended to September 8, 2010 (the "DIP

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Maturity Date"). The DIP Maturity Date can be further extended until a date not later than October 26, 2010 at the request of the DIP Borrowers and upon the prior written consent of non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing (as defined herein) (the "Required DIP Lenders"), with no fee payable by the DIP Borrowers in connection with any such extension. In addition, on or before August 31, 2010, the Company must provide the DIP Administrative Agent with certain supplemental financial information that the Company intends to submit to the Vermont Board.

The Plan

        The Plan contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company.

        Following the Petition Date, an ad hoc committee of the holders of the Notes (as defined herein) raised certain concerns regarding the proposed treatment of holders of unsecured claims against FairPoint Communications ("FairPoint Communications Unsecured Claims") under the FairPoint Communications, Inc. and Affiliates Chapter 11 Plan Term Sheet (the "Plan Term Sheet"). In an effort to resolve these concerns, and after extensive negotiations, certain changes were made to the terms of the proposed financial restructuring contained in the Plan Term Sheet, as evidenced in the Plan.

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

  •
  the Company shall have obtained certain regulatory approvals, including approvals from the FCC and the PUCs in Illinois, Maine, New Hampshire, New York and Virginia and the Vermont Board, which approvals have been obtained from the PUCs in Illinois, Maine, New Hampshire, New York and Virginia; and

  •
  certain agreements with labor unions agreed to with respect to the Plan shall have been ratified by the applicable union membership, which ratification has already occurred.

        The conditions precedent to the Plan may be waived by the Company, except with respect to certain conditions, which waiver requires the consent of the Steering Committee. The Company cannot make any assurances as to when, or ultimately if, the Plan will become effective.

        The confirmation hearing to determine whether to confirm the Plan in the Bankruptcy Court commenced on May 11, 2010. The Bankruptcy Court continued the hearing, pending approvals of the PUCs in Maine and New Hampshire and the Vermont Board and the resolution of any potential dispute with respect to the litigation trust contemplated by the Plan. For a description of the status of certain regulatory approvals, see "—Recent Developments Related to the Chapter 11 Cases" in this note . In addition, the Plan was filed and accepted within the period in which we hold the exclusive right to file and seek confirmation of a plan of reorganization. Accordingly, no party in interest may file or solicit acceptances of a competing plan at this time. We also have the exclusive right to file a new plan until August 21, 2010 (the "Exclusivity Period Expiration Date"). Given that we do not expect the Bankruptcy Court to confirm the Plan prior to the Exclusivity Period Expiration Date, we intend to file a motion with the Bankruptcy Court to extend the Exclusivity Period Expiration Date to a later date. However, we cannot make any assurances as to whether the Bankruptcy Court will grant our motion to extend the Exclusivity Period Expiration Date, or, if the Exclusivity Period Expiration Date is extended, whether we will be able to obtain confirmation of the Plan prior to the ultimate expiration of the Exclusivity Period Expiration Date. If we do not have the exclusive right to file and seek confirmation of a plan of reorganization, any party in interest would be able to file or support a competing plan of reorganization.

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  General

        Currently the Plan contemplates that all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, will be cancelled and extinguished on the Effective Date.

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

        Finally, claims of holders of unsecured claims against FairPoint Communications' subsidiaries, unless otherwise agreed, will receive payment in full in cash in the amount of their allowed claims.

        The classification and treatment of all claims and equity interests in the Company are described in Sections IV and V of the Plan.

  Exit Financing

        The Plan provides for the Company to incur indebtedness upon the Effective Date consisting of the Exit Facility. The Exit Facility is expected to be comprised of a $75,000,000 revolving loan facility (the "Exit Revolving Loan") and a $1,000,000,000 term loan facility (the "Exit Term Loan" and together with the Exit Revolving Loan, collectively, the "Exit Facility Loans"). The Exit Revolving Loan will have a $30,000,000 sublimit available for the issuance of letters of credit. Interest on Eurodollar loans under the Exit Facility will accrue at an annual rate equal to the British Bankers Association LIBOR Rate ("LIBOR") plus 4.50%, with a 2.00% LIBOR floor for the Exit Term Loans, and interest on base rate loans under the Exit Facility will accrue at an annual rate equal to 3.50% plus the highest of (i) the federal funds rate plus 0.5%, (ii) the "prime rate" publicly announced by Bank of America, N.A. from time to time, and (iii) applicable LIBOR plus 1.00%. A 0.75% commitment fee on the average daily unused portion of the Exit Revolving Loan will also accrue and be payable on a quarterly basis. The outstanding principal amount of the Exit Facility will be due and payable five years after the Effective Date (the "Exit Maturity Date"). The loan agreement governing the Exit Facility (the "Exit Facility Loan Agreement") will require quarterly repayments of principal of the Exit Term Loan in an

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

amount equal to $2,500,000 during the first two fiscal years following the Effective Date, $12,500,000 during the third fiscal year following the Effective Date, $37,500,000 during the fourth fiscal year following the Effective Date and $50,000,000 for each of the first three fiscal quarters of the fifth fiscal year following the Effective Date, with all remaining outstanding principal of the Exit Term Loan being due and payable on the Exit Maturity Date. The Exit Facility Loan Agreement will also contain requirements that the Company prepay the Exit Facility Loans upon certain events as more specifically provided therein.

        The Exit Facility will be guaranteed by subsidiaries of the Company to be set forth on a schedule to the Exit Facility Loan Agreement, in addition to each future direct and indirect domestic subsidiary of the Company other than (x) any subsidiary of the Company that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation or (y) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Facility and/or providing any security therefor without the consent of a PUC (together with the Exit Borrowers, collectively, the "Exit Financing Loan Parties"). The Exit Facility will be secured by first priority liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, subject to permitted exceptions.

        The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants. In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Facility Loan Agreement will also contain minimum interest coverage, maximum total leverage and maximum senior leverage financial maintenance covenants. The Exit Facility Loan Agreement will contain certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The Exit Facility Lenders' commitments to fund amounts under the Exit Facility on or following the Effective Date will be subject to certain customary conditions as well as confirmation of the Plan.

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  Board of Directors

        As contemplated by the Plan, on the Effective Date, the reorganized Company is expected to have a newly appointed seven person board of directors (the "New Board"). Selected biographical information for each of the seven proposed new board members is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link. In accordance with the Amended By-Laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the board of directors of the Company are expected to have one-year terms so that their terms will expire at each annual meeting of stockholders.

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

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries (the "DIP Financing"). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the "Interim Order"), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20 million, pending a final hearing before the Bankruptcy Court. Pursuant to a final order of the Bankruptcy Court, dated March 11, 2010, (the "Final DIP Order"), the DIP Borrowers were permitted access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of June 30, 2010 and December, 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.9 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) September 8, 2010, which date can be extended until a date not later than October 26, 2010 at the request of the DIP Borrowers and upon the prior written consent of the Required DIP Lenders with no fee payable by the DIP Borrowers in connection with any such extension, (ii) the Effective Date (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

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

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of June 30, 2010, the DIP Borrowers were in compliance with all covenants under the DIP Credit Agreement.

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

        In addition, as a result of the restatement of the Company's condensed consolidated financial statements for the quarterly period ended June 30, 2009, as set forth in a Quarterly Report on Form 10-Q/A dated April 30, 2010, the Company determined that it was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Risks and Uncertainties

        The ability of the Company, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, the ability of the Company to confirm the Plan. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements contained in this Quarterly Report do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. See "Chapter 11 Cases—Financial Reporting in Reorganization" for additional information. In particular, such financial statements do not purport to show (i) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effects of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in our Condensed Consolidated Financial Statements.

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

        Negative events associated with the Chapter 11 Cases could adversely affect revenues and the Company's relationship with customers, as well as with vendors and employees, which in turn could adversely affect the Company's operations and financial condition, particularly if the Bankruptcy Court proceedings are protracted. Also, transactions outside of the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit the Company's ability to respond timely to certain events or take advantage of certain opportunities. Due to the risks and uncertainties associated with the Bankruptcy Court proceedings, the ultimate impact that events that occur during these proceedings will have on the Company's business, financial condition and results of operations cannot be accurately predicted or quantified, and until such issues are resolved, there remains substantial doubt about the Company's ability to continue as a going concern.

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

        The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Reorganizations Topic of the ASC. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company's condensed consolidated statements of operations for the three and six months ended June 30, 2010 include the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

        The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of June 30, 2010 and December 31, 2009.

Reorganization Items

        Reorganization items represent (expense) or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Three months ended June 30, 2010	Six months ended June 30, 2010
Professional fees(a)	(18,369)	(33,108)
Success bonus(b)	(1,060)	(1,935)
Non-cash allowed claim adjustments(c)	—	(977)
Cancellation of debt income, net(d)	20,978	20,978

Total reorganization items	$1,549	$(15,042)

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

(d)
Net gains (losses) associated with the settlement of liabilities subject to compromise.

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

        Liabilities subject to compromise at June 30, 2010 and December 31, 2009 consisted of the following (amounts in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility	$1,970,963	$1,965,450
Senior Notes	549,996	549,996
Interest rate swap	98,833	98,833
Accrued interest	142,398	74,406
Accounts payable	60,922	93,049
Other accrued liabilities	34,580	42,461
Capital lease obligations	6,113	7,627
Other long-term liabilities	766	787
Employee benefit obligations	—	3,731

Liabilities subject to compromise	$2,864,571	$2,836,340

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

        As of July 15, 2010, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $4.0 million of which have been withdrawn. The Company expects new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of July 15, 2010, the Bankruptcy Court has disallowed $1.1 billion of these claims and has not yet ruled on the Company's other objections to claims, the disputed portions of which aggregate to an additional $28.8 million. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

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

        Management makes estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At June 30, 2010 and December 31, 2009, the Company recorded revenue reserves of $14.0 million and $22.6 million, respectively. The decrease in revenue reserves during the six months ended June 30, 2010 is primarily the result of credits that have been issued to customers.

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

        As of June 30, 2010, the Company had released $79.2 million of the restricted cash for approved expenditures under the required projects, including $1.4 million in interest earned on such restricted cash, and had forfeited an additional $1.0 million to the Vermont Board due to an inability to spend the full amount of allocated funds for such projects during the 2008 and 2009 calendar years. As of June 30, 2010, $2.2 million of the Merger Restricted Cash remains for removal of double poles in Vermont. In addition, the Company also had $1.3 million of cash restricted for other purposes.

        In total, the Company had $3.5 million of restricted cash at June 30, 2010 of which $2.2 million is shown in current assets and $1.3 million is shown as a non-current asset on the condensed consolidated balance sheet.

        The Company expects that the Merger Orders will be amended by the Regulatory Settlements. The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1, the Company expects to provide supplemental information to the Vermont Board. If the Company is unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the Vermont Merger Order and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

whether the requirements of the Vermont Merger Order would be enforceable against the Company in the future.

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

        As of June 30, 2010 and December 31, 2009, the Company's allowance for doubtful accounts totaled $53.1 million and $66.0 million, respectively.

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

        At June 30, 2010 and December 31, 2009, accumulated depreciation for property, plant and equipment was $4.3 billion and $4.2 billion, respectively.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles—Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of June 30, 2010, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles—Goodwill and Other Topic and the Interest Topic of the ASC. During the three and six months ended June 30, 2010, the Company capitalized $3.5 million and $7.3 million, respectively, in software costs and did not capitalize any interest costs.

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

        As of June 30, 2010 and December 31, 2009, the Company had capitalized debt issue costs, net of amortization, of $0.3 million and $0.7 million, respectively.

(m) Advertising Cost

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(3) Accounting Policies (Continued)

Company, which represents its stockholders' equity balance. As of June 30, 2010, stockholders' deficit totaled $326.9 million.

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

        As of June 30, 2010 and December 31, 2009, the Company had goodwill of $595.1 million.

        The Company's intangible assets consist of customer lists and trade names as follows (in thousands):

	At June 30, 2010	At December 31, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504	$208,504
Less accumulated amortization	(50,787)	(39,501)

Net customer lists	157,717	169,003

Trade names (indefinite life):
Gross carrying amount	42,816	42,816

Total intangible assets, net	$200,533	$211,819

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

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships and an indefinite useful life for trade names. Amortization expense was $5.7 million and $5.7 million for the three months, and $11.3 million and $11.4 million for the six months, ended June 30, 2010 and 2009, respectively, and is expected to be approximately $22.6 million per year.

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

        The Company files a consolidated income tax return with its subsidiaries. The Company has a tax-sharing agreement in which all subsidiaries are participants. All intercompany tax transactions and accounts have been eliminated in consolidation.

        The Income Taxes Topic of the ASC requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $5.4 million as of June 30, 2010, of which $2.0 million would impact its effective tax rate, if recognized.

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

subsequent events. This standard requires that an entity identify the type of subsequent event as either recognized or unrecognized, and disclose the date through which the entity has evaluated subsequent events. This standard was revised by FASB Accounting Standard Update 2010-09, effective June 15, 2010, to remove the requirement to disclose the date through which subsequent events have been evaluated. This standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard had no impact on the Company's consolidated results of operations and financial position.

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

(6) Income Taxes

        For the three months and six months ended June 30, 2010, the Company recorded income tax benefit of $10.2 million and $6.7 million, respectively. This resulted in an effective tax rate of 21.9% benefit and 5.7% benefit for the three months and six months ended June 30, 2010, respectively, compared to an effective tax rate of 39.7% benefit and 38.7% benefit for the three months and six months ended June 30, 2009, respectively. The 5.7% effective tax rate for the six months ended June 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the "Health Care Act"). Under the Health Care Act, beginning in 2013, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage under Medicare Part D for retiree prescription drug coverage to the extent of the subsidy the Company receives for providing that coverage. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company's financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted.

        The effective tax rate for the three months and six months ended June 30, 2010 was also impacted by (i) post-petition interest on debt that is not expected to be paid and, therefore, not expected to result in a future tax deduction, and (ii) non-deductible costs incurred related to the Chapter 11 Cases. In addition, tax benefits from the reported loss during the period were partially offset by an increase in the valuation allowance on the Company's deferred tax assets.

        At June 30, 2010, the Company had federal and state net operating loss carryforwards of $483.9 million that will expire from 2019 to 2030. At June 30, 2010, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change"

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

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

        During the quarter ending June 30, 2010, the Company excluded from taxable income $21.6 million of income from the discharge of indebtedness as defined under Internal Revenue Code ("IRC") Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. These tax attributes will primarily consist of a reduction to the NOL carryforward and tax basis of other assets. Accordingly, the Company has recorded a full valuation allowance of $8.3 million against the future reduction of $21.6 million in tax attributes.

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

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not that the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009, specifically that the Company filed the Chapter 11 Cases, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon this analysis, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At June 30, 2010, the Company carries a valuation allowance of $38.1 million against its deferred tax assets which consists of a $31.1 million federal allowance and a $7.0 million state allowance.

        The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $5.4 million as of June 30, 2010 and December 31, 2009. Of the $5.4 million of unrecognized tax benefits at June 30, 2010, $2.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the six months ended June 30, 2010, there was a $0.1 million increase in interest and penalties. As of June 30, 2010, cumulative interest and penalties totaled $0.9 million, net of tax.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to the Company's Northern New England operations was settled through acceptance of the filing position. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between the Company and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments and tax returns (the "Tax Sharing Agreement"), the settlement of the IRS audit resulted in an amount due to Verizon from the Company in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of June 30, 2010, the Company does not have any significant additional jurisdictional tax audits.

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

(7) Interest Rate Swap Agreements

        The Company assesses interest rate related cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding and forecasted debt obligations. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

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

        In addition, as a result of the restatement of the Company's interim financial statements filed with the Securities Exchange Commission on April 30, 2010 (the "Restatement"), the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-petition Credit Facility and the Swaps, and may have constituted an event of default under the Notes, in each case at June 30, 2009.

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

        As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the consolidated statement of operations. At June 30, 2010 and December 31, 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which has been included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at June 30, 2010 and December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the termination event described above. The Company has recognized no gain or loss on derivative instruments on the condensed consolidated statement of operations during the three months and six months ended June 30, 2010. For the three months and six months ended June 30, 2009, the Company recognized gains on derivative instruments totaling $7.2 million and $20.1 million, respectively.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt

        Long term debt for the Company at June 30, 2010 and December 31, 2009 is shown below (in thousands):

	June 30, 2010	December 31, 2009
Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at June 30, 2010, due 2014 to 2015	$1,970,963	$1,965,450
Senior notes, 13.125%, due 2018	549,996	549,996

Total outstanding long-term debt	2,520,959	2,515,446
Less amounts subject to compromise	(2,520,959)	(2,515,446)

Total long-term debt, net of amounts subject to compromise	$—	$—

        As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of June 30, 2010 and December 31, 2009.

        The estimated fair value of the Company's long-term debt at June 30, 2010 was approximately $1,420.3 million based on market prices of the Company's debt securities at the balance sheet date.

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

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2010 are as follows (in thousands):

Quarter ending June 30,
2011	$49,575
2012	63,300
2013	138,300
2014	293,600
2015	1,426,188
Thereafter	549,996

$2,520,959

        Pursuant to the Plan, the Company does not expect to make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date. Accordingly, $18.1 million and $36.1 million of interest on unsecured debts, at the stated contractual rates, was not accrued during the three months and six months ended June 30, 2010. The Company has continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim according to the Plan.

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

        The Revolving Credit Facility has a swingline sub-facility in the amount of $10 million and a letter of credit sub-facility in the amount of $30 million, which allows issuances of standby letters of credit by

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

the Company. The Pre-petition Credit Facility also permits interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the Pre-petition Credit Facility and/or their affiliates.

        As of June 30, 2010, the Company had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the three months ended March 31, 2010, and there were no outstanding letters of credit. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of June 30, 2010, no funds remained available under the Revolving Credit Facility.

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

        The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New Notes for the period from July 29, 2009 through and including September 30, 2009

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

(the "Initial Interest Payment Period") in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at its option. The Company intended to make the interest payments due on October 1, 2009 on the New Notes by capitalizing such interest and adding it to the principal amount of the New Notes. As such, interest payable of $12.2 million at September 30, 2009 was reflected as interest payable in kind on the condensed consolidated balance sheet. As the Notes have been classified as subject to compromise as of June 30, 2010, the Company has classified the accrued interest on the exchanged Old Notes as of June 30, 2010 of $12.2 million as subject to compromise on the condensed consolidated balance sheet. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date.

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

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for the DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered the Final DIP Order, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of June 30, 2010 and December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.9 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement. Accordingly, as of June 30, 2010, the amount available under the DIP Credit Agreement was approximately $57.1 million of the $75.0 million made available pursuant to the Final DIP Order.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

        The DIP Financing will mature and will be repayable in full on the earlier to occur of (i) September 8, 2010, which date can be extended until a date not later than October 26, 2010 at the request of the DIP Borrowers upon the prior written consent of the Required DIP Lenders with no fee payable by the DIP Borrowers in connection with any such extension, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement or (iv) the date on which the obligations under the DIP Financing are accelerated by the Required DIP Lenders upon the occurrence and during the continuance of certain events of default.

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

        Covenants.    Under the DIP Credit Agreement, the DIP Borrowers are required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

transactions with affiliates. As of June 30, 2010, the DIP Borrowers are in compliance with all covenants under the DIP Credit Agreement.

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

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three months and six months ended June 30, 2010 are presented below (in thousands).

	Three Months ended June 30, 2010		Six Months ended June 30, 2010
	Qualified Pension	Post- retirement Health	Qualified Pension	Post- retirement Health
Service cost	$2,881	$3,453	$5,762	$6,906
Interest cost	3,011	3,980	6,023	7,961
Expected return on plan assets	(4,148)	—	(8,296)	—
Amortization of prior service cost	381	1,072	762	2,145
Amortization of actuarial (gain) loss	279	778	558	1,555

Net periodic benefit cost	$2,404	$9,283	$4,809	$18,567

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

        The Company has no required contributions to its defined benefit pension plans during fiscal year 2010. The Company's pension plan funding requirements are based on the Pension Protection Act of 2006 and subsequent funding relief passed by Congress and regulations published by the IRS.

        The Company expects to contribute approximately $1.0 million to its post-retirement healthcare plans in 2010 for benefit payments to current retirees.

        For the three months and six months ended June 30, 2010, the actual loss on the pension plan assets was approximately 3.3% and 1.2%, respectively. Net periodic benefit cost for 2010 assumes a

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company's actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2010.

        During the three months ended March 31, 2010, $33.3 million was transferred from Verizon's defined benefit pension plans' trusts to the Company's pension plan trust. As of June 30, 2010, a disputed amount was pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement, dated January 15, 2007 between Verizon and the Company (the "Employee Matters Agreement"). The disputed amount is not included in the Company's pension plan assets at June 30, 2010 or December 31, 2009. See note 15(a).

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the three and six months ended June 30, 2010 and for the 401(k) Plan year ended December 31, 2009, the Company matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.6 million and $2.4 million for the three months and $5.0 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively.

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	June 30, 2010	December 31, 2009
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(121,920)	$(124,924)

Total accumulated other comprehensive loss	$(121,920)	$(124,924)

        Other comprehensive loss for the three months and six months ended June 30, 2010 and 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in accumulated other comprehensive loss.

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares used for basic earnings per share	89,424	89,364	89,424	89,168
Effect of potential dilutive shares	—	—	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,424	89,364	89,424	89,168

Anti-dilutive shares excluded from the above reconciliation	2,535	644	2,535	882

        Weighted average number of common shares used for basic earnings per share excludes 565,476 and 133,263 shares of non-vested restricted stock as of June 30, 2010 and 2009, respectively. Since the Company incurred a loss for the three months and six months ended June 30, 2010 and 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the Merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At June 30, 2010, there were 89,989,144 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

(13) Fair Value Measurements

        The Fair Value Measurements and Disclosures Topic of the ASC (formerly SFAS 157, Fair Value Measurements ("SFAS 157")) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Fair Value Measurements and Disclosures Topic of the ASC also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position ("FSP") 157-2, which delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The impact of adopting SFAS 157 and FSB 157-2 was not material to the Company's financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(13) Fair Value Measurements (Continued)

        The filing of the Chapter 11 Cases constituted a termination event under the Swaps. Subsequent to the filing of the Chapter 11 Cases, the Company received notification from the counterparties to the Swaps that the Swaps had been terminated. Therefore, the carrying value of the Swaps at June 30, 2010 and December 31, 2009 represents the termination value of the swaps as determined by the respective counterparties following the termination event described herein. See note 7 for more information.

        The Company does not carry any assets or liabilities at fair value as of June 30, 2010 and December 31, 2009.

(14) Commitments and Contingencies

(a)
Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of June 30, 2010 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending June 30:
2011	$2,615	$10,635
2012	1,841	9,233
2013	1,648	8,051
2014	1,534	5,982
2015	872	3,743
Thereafter	—	4,791

Total minimum lease payments	$8,510	$42,435

Less interest and executory cost	(1,875)

Present value of minimum lease payments	6,635
Less current installments	(522)
Less amounts subject to compromise	(6,113)

Long-term obligations at June 30, 2010	$—

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Commitments and Contingencies (Continued)

(c)
Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of June 30, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. The Merger Orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company's current estimate of its service quality penalties in these states, increases of $1.2 million and $3.6 million in the estimated liability were recorded as a reduction to revenue for the three months and six months ended June 30, 2010, respectively. During the three months and six months ended June 30, 2010, the Company paid out $1.7 million and $2.1 million, respectively, of service quality index ("SQI") penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $29.0 million on the condensed consolidated balance sheet at June 30, 2010. Additional penalties may be assessed as a result of service quality issues related to transitioning certain back-office functions from Verizon's integrated systems to newly created systems of the Company, which occurred in January 2009 (the "Cutover"), which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        During February 2010, the Company entered into the Regulatory Settlements with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont, which were made subject to the approval of the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if the Company meets certain metrics for the twelve-month period ending December 31, 2010. As this clause represents a contingent gain, the Company has not recognized such gain as of June 30, 2010. As of June 30, 2010, the Company has accrued fiscal 2008 and 2009 liabilities of $6.0 million for New Hampshire and approximately $11.4 million for Vermont. In addition, the Regulatory Settlement in Maine deferred the Company's fiscal 2008 and 2009 SQI penalties until March 2010. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period.

        The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1, the Company expects to provide supplemental information to the Vermont Board. If the Company is unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against the Company in the future.

(d)
Volume Purchase Commitment

        On June 1, 2010, the Bankruptcy Court approved the Company's motion to assume an amended volume product purchase and sale agreement with Occam Networks, Inc ("Occam"). This motion

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Commitments and Contingencies (Continued)

includes a commitment by the Company to purchase at least $12.0 million worth of products from Occam during the initial five-year term of the amended agreement, which term ends on April 1, 2013.

(15) Subsequent Events

(a)
Resolution of Disputed Pension Asset Transfer

        As of June 30, 2010, a disputed final transfer of assets from one of Verizon's defined benefit pension plan trusts to the Company's represented employees pension plan trust was pending final validation by a third-party actuary in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The disputed amount is not included in the Company's pension plan assets at June 30, 2010 or December 31, 2009. By letter dated July 29, 2010, the third-party actuary appointed to perform the review and validation determined that an additional $2.5 million, adjusted for gains or losses since the date of the original transfer, should be transferred from Verizon's defined benefit plans' trusts to the Company's represented employees pension plan trust. Upon receipt of this transfer, the Company's net accrued pension obligation will be decreased by this amount.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, video and broadband product offerings. We operate in 18 states with 1.5 million access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines ("DSL"), wireless broadband, cable modem and fiber-to-the-premises) in service as of June 30, 2010.

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

        Legacy FairPoint's operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Legacy FairPoint incumbent LECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the "all-or-nothing" rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

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

        In the months following the Cutover, we worked diligently to remedy these issues. The order backlog was reduced significantly and order handle times returned to normal levels. Provisioning of new orders steadily improved and call volumes into the customer service centers returned to pre-Cutover levels. However, certain systems functionality supporting our collection efforts was not fully operational until 2010. While billing systems functionality and collection efforts continue to improve, invoicing has yet to return to normal. As a result of these functionality issues and past billing issues, our efforts to collect past due amounts continue to be hampered. During the third quarter of 2009, we revised the methodology of calculating the allowance for doubtful accounts based on recent collections experience. The issues discussed above and the change in methodology resulted in a significant increase in our allowance for doubtful accounts during the third quarter of 2009. Overall, delays in implementing the collections software functionality, together with other Cutover issues, caused an increase in accounts receivable, which adversely impacted our liquidity.

        Due to these Cutover issues, during the three months and six months ended June 30, 2009 we incurred $8.6 million and $28.0 million, respectively, of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

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

        The accounting error and the billing and other adjustments resulted in an overstatement of revenues for the three months and six months ended June 30, 2009 of $14.8 million and $27.2 million, respectively, an understatement of operating expenses for the three months and six months ended June 30, 2009 of $2.0 million and $2.1 million, respectively, and an overstatement of other income for the six months ended June 30, 2009 of $9.6 million in the financial data originally reported in our Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2009, which was originally filed with the SEC on August 5, 2009. The Restatement resulted in a reduction in net income of $10.3 million and $23.9 million, net of income taxes, for the three months and six months ended June 30, 2009, respectively. For more information, see the Amendments as filed with the SEC.

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

Basis of Presentation

        On March 31, 2008, the Merger between Spinco and Legacy FairPoint was completed. In connection with the Merger and in accordance with the terms of an agreement and plan of merger with Verizon and Spinco pursuant to which we committed to purchase and assume Verizon's landline operations in Maine, New Hampshire and Vermont, Legacy FairPoint issued 53,760,623 shares of common stock to Verizon stockholders. Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco's subsidiaries. Spinco was then spun off from Verizon immediately prior to the Merger. While FairPoint was the surviving entity in the Merger, for accounting purposes Spinco was deemed to be the acquirer. For more information, see note 1 to the Condensed Consolidated Financial Statements.

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

  •
  Other services.  We receive revenues from other services, including video services (including cable television and video-over-DSL), billing and collection, directory services, the sale and maintenance of customer premise equipment and public (coin) telephone.

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended June 30,		Six months ended June 30,		Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue Source:
Local calling services	$106,244	$114,707	$214,680	$237,527	39%	40%	39%	41%
Access	97,323	94,905	194,768	188,032	36%	33%	36%	32%
Long distance services	30,267	35,701	61,130	79,096	11%	13%	11%	13%
Data and Internet services	28,961	28,219	56,028	56,413	10%	10%	10%	10%
Other services	11,304	11,230	22,659	22,992	4%	4%	4%	4%

Total	$274,099	$284,762	$549,265	$584,060	100%	100%	100%	100%

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

  •
  Selling, General and Administrative Expense.  Selling, general and administrative expense includes salaries and wages and benefits, including pension and post-retirement medical benefits, not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. Also included in selling, general and administrative expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested stock granted to executive officers and directors.

  •
  Depreciation and amortization.  Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.

        Through January 30, 2009, we operated under the Transition Services Agreement, under which we incurred $15.9 million of expenses during the six months ended June 30, 2009. As of January 30, 2009, we began performing these services internally or obtaining them from third-party service providers and not from Verizon.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June, 2009

        The following table sets forth the percentages of revenues represented by selected items reflected in the consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2010	% of Revenues	2009	% of Revenues
Revenues	$274,099	100%	$284,762	100%

Operating expenses
Cost of services and sales	112,041	41	123,840	43
Selling, general and administrative	101,000	37	98,612	35
Depreciation and amortization	70,559	26	68,860	24

Total operating expenses	283,600	104	291,312	102

Loss from operations	(9,501)	(4)	(6,550)	(2)
Interest expense	(35,721)	(13)	(54,809)	(19)
Gain on derivative instruments	—	—	7,233	2
Gain on early retirement of debt	—	—	7,494	3
Other income (expense)	(3,138)	(1)	(58)	—

Loss before reorganization items and income taxes	(48,360)	(18)	(46,690)	(16)
Reorganization items	1,549	1	—	—

Loss before income taxes	(46,811)	(17)	(46,690)	(16)
Income tax (expense) benefit	10,245	4	18,527	6

Net loss	$(36,566)	(13)%	$(28,163)	(10)%

        Revenues decreased $10.7 million to $274.1 million in the second quarter of 2010 compared to 2009. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $8.5 million to $106.2 million during the second quarter of 2010 compared to the same period in 2009. This decrease is primarily due to an 11.6% decline in total voice access lines in service at June 30, 2010 compared to June 30, 2009. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $2.4 million to $97.3 million during the second quarter of 2010 compared to the same period in 2009. Of this increase, $5.8 million is attributable to an increase in interstate access revenues, partially offset by a $3.4 million decrease in intrastate access revenues. Interstate access revenues have increased due to an increase in minutes of use associated with switched access revenues.

        Long distance services.    Long distance services revenues decreased $5.4 million to $30.3 million in the second quarter of 2010 compared to the same period in 2009. The decrease was primarily attributable to a decrease in the number of subscriber lines from June 30, 2009 to June 30, 2010.

        Data and Internet services.    Data and Internet services revenues increased $0.7 million to $29.0 million in the second quarter of 2010 compared to the same period in 2009. Data access lines increased during the three months ended June 30, 2010.

        Other services.    Other services revenues increased $0.1 million to $11.3 million in the second quarter of 2010 compared to the same period in 2009.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $11.8 million to $112.0 million in the second quarter of 2010 compared to the same period in 2009. This decrease is mainly attributable to a $2.5 million decrease of deferred activation fee costs, a $2.2 million decrease in access expenses and reductions in certain employee expenses.

        Selling, general and administrative.    Selling, general and administrative expenses increased $2.4 million to $101.0 million in the second quarter of 2010 compared to the same period in 2009. The increase is primarily attributable to an increase in certain employee expenses, a $3.1 million increase in professional fees related to the Amendments to our 2009 quarterly filings on Form 10-Q/A as well as increased audit work due to the material weaknesses discussed in Item 4. Controls and Procedures, and a $1.4 million increase in other operating taxes offset by a $1.9 million reduction in bad debt expense.

        Depreciation and amortization.    Depreciation and amortization expense increased $1.7 million to $70.6 million in the second quarter of 2010 compared to the same period in 2009, due primarily to higher gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense decreased $19.1 million to $35.7 million in the second quarter of 2010 compared to the same period in 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it is unlikely that such interest expense will be paid or will become an allowed priority secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended June 30, 2009, we recognized non-cash gains of $7.2 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the three months ended June 30, 2010.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $7.5 million net gain recognized on the repurchase of $12.0 million aggregate principal amount of the Old Notes during the three months ended June 30, 2009. We did not retire any debt during the three months ended June 30, 2010 and thus did not recognize any gain or loss on early retirement of debt during such period.

        Other expense.    Other expense includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other expense increased $3.0 million to $3.1 million in the second quarter of 2010 compared to the same period in 2009 primarily due to write-off of certain assets during the three months ended June 30, 2010.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the Condensed Consolidated Financial Statements.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended June 30, 2010 and 2009 was 21.9% benefit and 39.7% benefit, respectively. The decrease in the effective tax rate is primarily due to non-deductible restructuring charges and post-petition interest.

        Net loss.    Net loss for the three months ended June 30, 2010 was $36.6 million compared to net loss of $28.2 million for the same period in 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

Six Months Ended June 30, 2010 Compared with Six Months Ended June, 2009

        The following table sets forth the percentages of revenues represented by selected items reflected in the consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2010	% of Revenues	2009	% of Revenues
Revenues	$549,265	100%	$584,060	100%

Operating expenses
Cost of services and sales	242,667	44	273,242	47
Selling, general and administrative	196,090	36	186,885	32
Depreciation and amortization	140,904	26	136,727	23

Total operating expenses	579,661	106	596,854	102

Loss from operations	(30,396)	(6)	(12,794)	(2)
Interest expense	(70,351)	(13)	(108,288)	(18)
Gain on derivative instruments	—	—	20,131	3
Gain on early retirement of debt	—	—	12,357	2
Other income (expense)	(3,112)	—	6,219	1

Loss before reorganization items and income taxes	(103,859)	(19)	(82,375)	(14)
Reorganization items	(15,042)	(3)	—	—

Loss before income taxes	(118,901)	(22)	(82,375)	(14)
Income tax (expense) benefit	6,744	1	31,907	5

Net loss	$(112,157)	(21)%	$(50,468)	(9)%

        Revenues decreased $34.8 million to $549.3 million during the six months ended June 30, 2010 compared to 2009. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $22.8 million to $214.7 million during the six months ended June 30, 2010 compared to the same period in 2009. This decrease is primarily due to an 11.6% decline in total voice access lines in service at June 30, 2010 compared to June 30, 2009. The revenue decline was mainly driven by the effects of competition and technology substitution.

        Access.    Access revenues increased $6.7 million to $194.8 million during the six months ended June 30, 2010 compared to the same period in 2009. Of this increase, $11.6 million is attributable to an increase in interstate access revenues, partially offset by a $4.9 million decrease in intrastate access revenues. Interstate access revenues have increased due to an increase in minutes of use associated with switched access revenues.

        Long distance services.    Long distance services revenues decreased $18.0 million to $61.1 million during the six months ended June 30, 2010 compared to the same period in 2009. The decrease was primarily attributable to a decrease in the number of subscriber lines from June 30, 2009 to June 30, 2010.

        Data and Internet services.    Data and Internet services revenues decreased $0.4 million to $56.0 million during the six months ended June 30, 2010 compared to the same period in 2009.

        Other services.    Other services revenues decreased $0.3 million to $22.7 million during the six months ended June 30, 2010 compared to the same period in 2009.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $30.6 million to $242.7 million during the six months ended June 30, 2010 compared to the same period in 2009.

        Selling, general and administrative.    Selling, general and administrative expenses increased $9.2 million to $196.1 million during the six months ended June 30, 2010 compared to the same period in 2009. The increase is primarily attributable to a $4.1 million increase in professional fees related to the Amendments to our 2009 quarterly filings on Form 10-Q/A as well as increased audit work due to the material weaknesses discussed in Item 4. Controls and Procedures, as well as a $4.0 million increase in pension and post-retirement medical costs and a $1.7 million increase in bad debt expense.

        Depreciation and amortization.    Depreciation and amortization expense increased $4.2 million to $140.9 million during the six months ended June 30, 2010 compared to the same period in 2009, due primarily to higher gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense decreased $37.9 million to $70.4 million during the six months ended June 30, 2010 compared to the same period in 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps in accordance with the Reorganizations Topic of the ASC as it is unlikely that such interest expense will be paid or will become an allowed priority secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the six months ended June 30, 2009, we recognized non-cash gains of $20.1 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the six months ended June 30, 2010.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $13.2 million net gain recognized on the repurchase of $19.9 million aggregate principal amount of the Old Notes during the six months ended June 30, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with our Pre-petition Credit Facility. We did not retire any debt during the six months ended June 30, 2010 and thus did not recognize any gain or loss on early retirement of debt during such period.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other expense was ($3.1) million during the six months ended June 30, 2010, compared with other income of $6.2 million during the six months ended June 30, 2009. We recognized a one-time gain of $5.4 million during the six months ended June 30, 2009 related to the settlement under a transition agreement (the "Transition Agreement") we entered into with Verizon on January 30, 2009, in connection with the Cutover, as contemplated by the Transition Services Agreement. Other expense during the six months ended June 30, 2010 consists primarily of the write-off of certain assets.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the Condensed Consolidated Financial Statements.

        Income taxes.    The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the six months ended June 30, 2010 and 2009 was 5.7% benefit and 38.7% benefit, respectively. The effective tax rate for the six months ended June 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Health Care Act. The decrease in our income tax benefit was also impacted by non-deductible restructuring charges and post-petition interest.

        Net loss.    Net loss for the six months ended June 30, 2010 was $112.2 million compared to net loss of $50.5 million for the same period in 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

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

  •
  Accounting for software development costs; and

  •
  Purchase accounting.

        Revenue Recognition.    We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for local telephone, long distance, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. We make estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At June 30, 2010 and December 31, 2009, we recorded revenue reserves of $14.0 million and $22.6 million, respectively. The decrease in revenue reserves during the six months ended June 30, 2010 is primarily the result of credits that have been issued to customers.

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

        Goodwill was $595.1 million at June 30, 2010. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.3 million as of June 30, 2010. As of June 30, 2010, there was $50.8 million of accumulated amortization recorded. The customer relationships are being amortized over a weighted average life of approximately 9.7 years. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill and non-amortizable intangible assets as required by the Intangibles-Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our stockholders' equity balance. As of June 30, 2010, stockholders' deficit totaled $326.9 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

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

Liquidity and Capital Resources

        On October 26, 2009, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Company. See note 1 to the Condensed Consolidated Financial Statements for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and "Part II—Item 1A. Risk Factors" contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and in this Quarterly Report.

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

        We have applied for stimulus funding under the American Recovery and Reinvestment Act of 2009 which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. We cannot predict whether we will receive any grant funding.

        The Chapter 11 Cases were filed to gain liquidity for our continuing operations while we restructure our balance sheet to allow us to be a viable going concern. Our continuation as a going concern is contingent upon, among other things, our ability: (i) to comply with the terms and conditions of the DIP Credit Agreement; (ii) to obtain the necessary approvals of the Plan from the PUCs and the FCC; (iii) to obtain Bankruptcy Court approval of the Plan and to consummate the Plan; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring under the Bankruptcy Code is critical to our continued viability and long-term liquidity. While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court on November 18, 2009, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered a final order in connection with the DIP Credit Agreement, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. For a further description of the DIP Credit Agreement and the terms thereof, see note 1 to the Condensed Consolidated Financial Statements. Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term. As of June 30, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $17.9 million had been issued and were outstanding under the DIP Credit Agreement.

        Cash and cash equivalents at June 30, 2010 totaled $112.3 million compared to $109.4 million at December 31, 2009, excluding restricted cash of $3.5 million and $4.0 million, respectively.

        Net cash provided by operating activities was $113.7 million and $27.7 million for the six months ended June 30, 2010 and 2009, respectively. The significant increase in net cash provided by operating activities is primarily attributable to the non-payment of interest and other pre-petition liabilities subject to compromise during the pendency of the Chapter 11 Cases.

        Net cash used in investing activities was $114.5 million and $88.9 million for the six months ended June 30, 2010 and 2009, respectively. These cash flows primarily reflect capital expenditures of $114.6 million and $90.1 million for the six months ended June 30, 2010 and 2009, respectively.

        Net cash provided by financing activities was $3.8 million and $71.8 million for the six months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010, we drew down $5.5 million on letters of credit under the Pre-petition Credit Facility and incurred $1.1 million of loan origination costs on the DIP Credit Facility. For the six months ended June 30, 2009, net proceeds from FairPoint's issuance of long-term debt were $50.0 million, repayment of long-term debt was $18.7 million and dividends paid to stockholders was $23.0 million.

        We expect our capital expenditures will be approximately $190 million to $210 million in 2010. However, this expectation does not take into account the effect that the filing of the Chapter 11 Cases will have on the capital expenditure requirements imposed by the PUCs in Maine and New Hampshire and by the Vermont Board as a condition to the approval of the Merger and whether such requirements will be enforceable against us in the future if the Plan is not consummated. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the DIP Credit Agreement and, after the Effective Date, the Exit Facility.

        We expect our cash contributions to our Company sponsored employee pension plans and post-retirement medical plans will be approximately $1.0 million in 2010.

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

        The Revolving Credit Facility has a swingline sub-facility in the amount of $10.0 million and a letter of credit sub-facility in the amount of $30.0 million, which allows for issuances of standby letters of credit for our account. Our Pre-petition Credit Facility also permits interest rate and currency exchange swaps and similar arrangements that we may enter into with the lenders under our Pre-petition Credit Facility and/or their affiliates.

        As of June 30, 2010, we had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the six months ended June 30, 2010, and there were no outstanding letters of credit. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of June 30, 2010, no funds remained available under the Revolving Credit Facility.

        The Term Loan B Facility and the Delayed Draw Term Loan will mature in March 2015 and the Revolving Credit Facility and the Term Loan A Facility will mature in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan are repayable in quarterly installments in the manner set forth in our Pre-petition Credit Facility.

        Borrowings under our Pre-petition Credit Facility bear interest at variable interest rates. Interest rates for borrowings under our Pre-petition Credit Facility are, at our option, for the Revolving Credit Facility and for the Term Loans at either (i) the Eurodollar rate, as defined in the Pre-petition Credit Facility, plus an applicable margin or (ii) the base rate, as defined in the Pre-petition Credit Facility, plus an applicable margin.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the three months and six months ended June 30, 2009, we repaid $6.3 million of principal under the Term Loan A Facility, and during the three months and six months ended June 30, 2009, we repaid $2.8 million and $6.1 million, respectively, of principal under the Term Loan B Facility.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the three months and six months ended June 30, 2009, we repurchased $12.0 million and $19.9 million, respectively, in aggregate principal amount of the Old Notes for an aggregate purchase price of $4.1 million and $6.3 million, respectively, in cash. In total, including amounts prepaid under the Term Loan A Facility and repaid under the Term Loan B Facility, we retired $21.1 million and $32.3 million of outstanding debt during the three months and six months ended June 30, 2009, respectively.

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

  Other Pre-petition Agreements

        As a condition to the approval of the Merger and related transactions by state regulatory authorities, we agreed to make capital expenditures following the completion of the Merger. Pursuant to the Maine Merger Order, we agreed that, following the closing of the Merger, we will make capital expenditures in Maine during the first three years after the closing of $48 million in the first year and an average of $48 million in the first two years and an average of $47 million in the first three years. We are also required to expend over a five year period not less than $40 million on equipment and infrastructure to expand the availability of broadband services in Maine, which is expected to result in capital expenditures in Maine in excess of the minimum capital expenditure requirements described above.

        The Vermont Merger Order also requires us to make capital expenditures in Vermont during the first three years after the closing of the Merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and averaging $40 million per year in the first three years following the closing. Pursuant to the Vermont, we are required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont we have also agreed to certain broadband build-out milestones that require us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million over such period in addition to the minimum capital expenditures required by the Vermont as set forth above.

        Pursuant to the New Hampshire Merger Order, we are also required to make capital expenditures in New Hampshire of at least $52 million during each of the first three years after the closing of the Merger and $49 million during each of the fourth and fifth years after the closing of the Merger. The amount of any shortfall in any year must be expended in the following year, and the amount of any excess in any year may be deducted from the amount required to be expended in the following year. If any shortfall in any year exceeds $3 million, then the amount that we are required to spend in the following year shall be increased by 150% of the amount of such shortfall. If there is any shortfall at the end of the fifth year after the closing of the Merger, we will be required to spend 150% of the amount of such shortfall at the direction of the NHPUC. The NHPUC may require that a portion of these increased capital expenditures be directed toward state programs rather than invested in our assets. We are required to spend at least $56.4 million over the 60-month period following the closing of the Merger on broadband infrastructure in New Hampshire, which is expected to result in capital expenditures in New Hampshire in excess of the minimum capital expenditure requirements described above.

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

        Additionally, the Merger Orders include a requirement that we pay the greater of $45 million or 90% of our free cash flow (defined as the cash flow remaining after all operating expenses, interest payments, tax payments, capital expenditures, dividends and other routine cash expenditures have occurred) annually to reduce the principal amount of our indebtedness, until certain financial ratio tests have been satisfied.

        We expect that the Merger Orders will be amended by the Regulatory Settlements. For more information regarding the Regulatory Settlements, see "Part I—Item 1. Business—Regulatory Environment—State Regulation—Regulatory Conditions to the Merger, as Modified in Connection with the Plan" contained in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, for information regarding the impact of the Regulatory Settlements on the Merger Restricted Cash and certain SQI penalties, see notes 3(e) and 14(c), respectively, to the Condensed Consolidated Financial Statements.

        The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1 to the Condensed Consolidated Financial Statements, we expect to provide supplemental information to the Vermont Board. If we are unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against us in the future.

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

  Summary of Contractual Obligations

        The tables set forth below contain information with regard to disclosures about contractual obligations and commercial commitments.

        The following table discloses aggregate information about our contractual obligations as of June 30, 2010 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities (a)	$2,520,959	$49,575	$201,600	$1,719,788	$549,996
Interest payments on long-term debt obligations (b)(c)	579,645	135,587	259,182	184,876	—
Capital lease obligations	8,510	2,615	3,489	2,406	—
Operating leases	42,435	10,635	17,284	9,725	4,791

Total obligations	$3,151,549	$198,412	$481,555	$1,916,795	$554,787

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

        The following table discloses aggregate information about our derivative financial instruments as of June 30, 2010, the source of carrying value of these instruments and their maturities.

	Carrying Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(98,833)	(98,833)	—	—	—

(1)
In connection with the filing of the Chapter 11 Cases, the derivative financial instruments were terminated by the counterparties. Accordingly, the carrying value of the Swaps at June 30, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 7 to the Condensed Consolidated Financial Statements for more information.

(2)
The Swaps have been classified as liabilities subject to compromise in the Condensed Consolidated Financial Statements. See note 7 to the Condensed Consolidated Financial Statements for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of June 30, 2010, we had total debt of $2,521.0 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 6.750% to 13.125% per annum, including applicable margins. As of June 30, 2010, the fair value of our debt was approximately $1,420.3 million. Our Term Loan A Facility and Revolving Credit Facility mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Notes mature in 2018.

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

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the three months and six months ended June 30, 2010, the actual loss on the pension plan assets has been approximately 3.3% and 1.2%, respectively. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2010.

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of June 30, 2010, we have recognized an estimated liability of $29.0 million for SQI penalties based on metrics defined by PUCs in Maine and New Hampshire and by the Vermont Board. However, during February 2010, we reached agreements with the state regulatory authorities in each of Maine, New Hampshire and Vermont, which, among other things, related to the payment of SQI penalties. Term sheets executed with the state regulatory authorities of New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if we meet certain metrics for the twelve-month period ending December 31, 2010. In addition, the term sheet executed with the state regulatory authority in Maine deferred our fiscal 2008 and 2009 SQI penalties until March 2010. The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1 to the Condensed Consolidated Financial Statements, we expect to provide supplemental information to the Vermont Board. If we are unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against us in the future.

Item 1A.    Risk Factors.

        (a)   The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading "Risks Related to the Chapter 11 Cases."

We may not be able to obtain confirmation of the Plan.

        Even though the requisite majorities of impaired creditors have voted to accept the Plan, it is possible that the Bankruptcy Court will not confirm the Plan or that other conditions to the confirmation of the Plan, including, without limitation, obtaining the requisite approval from the Vermont Board, will not be met.

        Pursuant to the Plan Support Agreement, we committed to the achievement of certain milestones, including obtaining an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the proposed financial restructuring described in the Plan Term Sheet on or before 5:00 P.M. Eastern Time on July 8, 2010. We did not obtain such an order before this deadline and accordingly the Plan Support Agreement, by its terms, expired on July 8, 2010 and was not renewed or extended. As a result, even though the requisite majorities of impaired creditors, including the Consenting Lenders, have voted to accept the Plan, if and to the extent there are any material modifications to the Plan affecting the treatment of the impaired creditors under the Plan, the Consenting Lenders would not be required to support or vote to approve the Plan as so modified.

        In addition, the Plan was filed and accepted within the period in which we hold the exclusive right to file and seek confirmation of a plan of reorganization. Accordingly, no party in interest may file or solicit acceptances of a competing plan at this time. We also have the exclusive right to file a new plan until August 21, 2010. Given that we do not expect the Bankruptcy Court to confirm the Plan prior to the Exclusivity Period Expiration Date, we intend to file a motion with the Bankruptcy Court to extend the Exclusivity Period Expiration Date to a later date. However, we cannot make any assurances as to whether the Bankruptcy Court will grant our motion to extend the Exclusivity Period Expiration Date, or, if the Exclusivity Period Expiration Date is extended, whether we will be able to obtain confirmation of the Plan prior to the ultimate expiration of the Exclusivity Period Expiration Date. If we do not have the exclusive right to file and seek confirmation of a plan of reorganization, any party in interest would be able to file or support a competing plan of reorganization.

        If the Plan is not confirmed by the Bankruptcy Court and certain other conditions precedent to the Plan are not met and/or waived, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

        (b)   The following risk factor is added to the risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, as the final risk factor under the heading "Risks Related to Our Business."

Increases in costs for pension benefits and retiree healthcare benefits may reduce our profitability and increase our funding commitments.

        The costs of pension benefits and post-retirement healthcare benefits have a significant impact on our financial condition, results of operations and liquidity. Our costs of maintaining these plans, and the future funding requirements for these plans, are affected by several factors including the recently enacted Patient Protection and Affordable Care Act and the Health Care Education Reconciliation Act of 2010, the enactment of any similar health care reform measures at the state level, increases in healthcare costs, decreases in investment returns on funds held by our pension plan trusts and changes in the discount rates used to calculate pension and post-retirement healthcare expenses. If we are unable to limit future increases in the costs of our benefit plans, those costs could negatively impact our financial condition, results of operations and liquidity and increase our funding commitments.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        We did not sell any unregistered equity securities during the quarter ended June 30, 2010.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: August 5, 2010	By:	/s/ AJAY SABHERWAL
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.2	Second Supplemental Indenture, dated as of July 17, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)

Exhibit No.	Description
4.3	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.4	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.1).(6)
4.5	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)
4.6	Form of 13 1/8% Senior Note due 2018 (included in Exhibit 4.6).(13)
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
10.12
Sixth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 29, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.13
Seventh Amendment to Debtor-in-Possession Credit Agreement, dated as of February 8, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.14
Eighth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 24, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.15
Ninth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 26, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.16
Tenth Amendment to Debtor-in-Possession Credit Agreement, dated as of March 9, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.17
Eleventh Amendment to Debtor-in-Possession Credit Agreement, dated as of April 30, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(16)
10.18
Twelfth Amendment to Debtor-in-Possession Credit Agreement, dated as of May 21, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.19	Debtor-in-Possession Subsidiary Guaranty, dated as of October 30, 2009, by and among certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(15)
10.20
Debtor-in-Possession Pledge Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(15)
10.21
Debtor-in-Possession Security Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, Inc.(15)
10.22	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(17)
10.23	Employment Agreement, dated as of June 11, 2009, by and between FairPoint and David L. Hauser.(18)
10.24	Registration Rights Letter Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.25	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(19)
10.26	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(19)

Exhibit No.	Description
10.27	FairPoint Amended and Restated 1998 Stock Incentive Plan.(20)
10.28	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(21)
10.29	FairPoint 2005 Stock Incentive Plan.(12)
10.30	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(22)
10.31	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(22)
10.32	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.33	Nonqualified Deferred Compensation Plan Document.(11)
10.34	Form of February 2005 Restricted Stock Agreement.(23)
10.35	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.36	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(24)
10.37	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.38	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(20)
10.39	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(26)
10.40	Form of Performance Unit Award Agreement 2008-2010 Award.(22)
10.41	Form of Performance Unit Award Agreement 2009-2011 Award.(27)
10.42	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(27)
10.43	FairPoint Communications, Inc. Restricted Stock Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
10.44	FairPoint Communications, Inc. Non-Qualified Stock Option Award Agreement, dated as of July 1, 2009, by and between FairPoint and David L. Hauser.(18)
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