Form 10-K/A
period 2009-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2010-09-29
CIK 1062613

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

EXPLANATORY NOTE

        On May 28, 2010, FairPoint Communications, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for the year ended December 31, 2009 (the "Original Annual Report"). Subsequently, the Company received comment letters from the Securities and Exchange Commission (the "SEC") requesting further clarification of certain disclosures in the Original Annual Report. In response to the SEC's comments, the Company is filing this Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to revise and clarify certain disclosure in the Original Annual Report contained in the following sections:

  •
  Item 1—Business—Chapter 11 Cases;

  •
  Item 1A—Risk Factors—Risks Related to the Chapter 11 Cases;

  •
  Item 5—Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Unregistered Sales of Equity Securities;

  •
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview;

  •
  Item 9A—Controls and Procedures—Material Weaknesses in Internal Control Over Financial Reporting;

  •
  Item 10—Directors, Executive Officers and Corporate Governance;

  •
  Item 11—Executive Compensation—General Principles and Programs; and

  •
  Item 11—Executive Compensation—Executive Compensation Decisions for 2009.

        The Original Annual Report has been revised solely to reflect changes which respond to the SEC's comment letters. This Amendment No. 1 speaks only as of the date the Original Annual Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to any subsequent events.

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

General

        Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, will be cancelled and extinguished on the actual date of emergence from Chapter 11 protection (the "Effective Date"), which is expected to cause an equity investment in the Company to become worthless.

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

        Pursuant to the Plan Support Agreement, we committed to the achievement of certain milestones, including obtaining an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the proposed financial restructuring described in the Plan Term Sheet on or before 5:00 P.M. Eastern Time on July 8, 2010. Our failure to achieve these milestones by the dates required under the Plan Support Agreement would (unless duly waived or extended) constitute a termination event under the Plan Support Agreement, pursuant to which the Consenting Lenders agreed to support such a plan. If the Plan Support Agreement terminates, even though the requisite majorities of impaired creditors, including the Consenting Lenders, have voted to accept the Plan, if and to the extent there are any material modifications to the Plan affecting the treatment of the impaired creditors under the Plan, the Consenting Lenders would not be required to support or vote to approve the Plan as so modified.

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

Unregistered Sales of Equity Securities

        On July 1, 2009, we awarded David L. Hauser, our Chairman and Chief Executive Officer, options to purchase 1,600,000 shares of our common stock (the "Inducement Options") and 523,810 restricted shares of our common stock (the "Inducement Restricted Stock" and, together with the Inducement Options, the "Inducement Awards"), pursuant to an employment agreement we entered into with Mr. Hauser on June 11, 2009. The Inducement Options were granted at an exercise price of $0.95 and will vest in three annual installments, beginning on July 1, 2010. The shares of Inducement Restricted Stock will vest on July 1, 2012. The vesting of the Inducement Options and the Inducement Restricted Stock is contingent upon Mr. Hauser's continued employment with us. Pursuant to the Plan, all equity interests of the Company, including the Inducement Awards, will be cancelled and extinguished on the Effective Date.

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

        As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, the introduction of DSL services (resulting in customers substituting DSL for a second line) and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability during 2009 to make changes to our product offerings. In late June 2009, we began actively marketing and promoting our DSL product for the first time since the Cutover. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in high speed data revenue as we continue to build-out our network to provide high speed data products to customers who did not previously have access to such products and to offer more competitive services to existing customers. Overall, high speed data services are expected to be a key element of our operations in the future. We also expect to implement cost reductions as we gain efficiencies in our business over time.

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

        However, certain of the issues that led to the identified material weaknesses remain open at this time. We believe these measures and other planned process improvements will adequately remediate the material weaknesses described above and will strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address these material weaknesses or determine to modify certain of the remediation procedures described above. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

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

        We do not intend to hold an annual meeting of stockholders during 2010. As of the Effective Date, the reorganized Company is expected to have a newly appointed seven person board of directors, five of whom have been selected by the Steering Committee, one of whom has been selected by the steering committee of the ad hoc committee of the holders of the Notes (the "Noteholders' Steering Committee") and one of whom will be the Chief Executive Officer of the Company, in each case pursuant to the Plan. The following sets forth selected biographical information for our new director nominees as of the date of the original filing of this Annual Report:

        Todd Arden- Mr. Arden, age 43, is a nominee to serve on the New Board. He joined Angelo, Gordon in 2000, and currently is a Managing Director in its distressed securities group. Prior to joining Angelo, Gordon, Mr. Arden served as a Portfolio Manager/Analyst within AIG/SunAmerica's High Yield Group from 1998 to 2000. Previously, he was a Senior Equity Analyst at Troubh Partners from 1995 to 1997. Mr. Arden began his career as a Manager in Arthur Andersen's Financial Consulting Services practice from 1989 to 1995, concentrating in the distressed/litigation support area. He is a Chartered Financial Analyst and holds a B.A. from Northwestern University and an MBA from the Columbia University School of Business.

        Dr. Dennis J Austin- Dr. Austin, age 65, is a nominee to serve on the New Board and has served as an independent telecommunications consultant since 2002. Dr. Austin previously served as a consultant at Bearing Point, formerly KPMG Consulting and formerly KPMG LLP, from 1995 to 2002, and as Vice President at San Francisco Consulting Group ("SFCG") from 1985 to 1995. Prior to joining

SFCG, Dr. Austin was Vice President of Engineering with DataSpeed Inc. from 1983 to 1985 and Director of Switch Engineering, Network Planning and Design at GTE Sprint from 1977 to 1983. Prior to joining GTE Sprint, Dr. Austin served as a member of the technical staff with Bell Telephone Labs from 1966 to 1977. Dr. Austin holds a Ph.D in Electrical Engineering from Stanford University.

        David L. Hauser- Mr. Hauser, age 58, is a nominee to serve on the New Board and has served as FairPoint Communications' Chairman and Chief Executive Officer since July 1, 2009. Prior to assuming this role, Mr. Hauser had served as a director of FairPoint Communications since February 2005. Prior to becoming FairPoint Communications' Chairman and Chief Executive Officer, Mr. Hauser served as the Group Executive and Chief Financial Officer of Duke Energy Corporation, where he was employed for 35 years. Mr. Hauser is on the board of directors of Furman University and of Charlotte, North Carolina's Blumenthal Center for the Performing Arts, the board of trustees of University of North Carolina at Charlotte and is past chair of the University of North Carolina at Charlotte Business School Advisory Council. He is also a past board member of the North Carolina Zoological Society and is a member of the North Carolina Association of Certified Public Accountants. Mr. Hauser also serves as a director of Enpro Industries, Inc. Mr. Hauser's experience and background as the Company's Chief Executive Officer has provided him with valuable knowledge of and experience with the Company's business, which we believe positions him to contribute to the New Board's oversight functions.

        Edward D. Horowitz- Mr. Horowitz, age 61, is a nominee to serve on the New Board and currently serves as the Chairman of Edslink, LLC, which he founded in 2000. Mr. Horowitz also served as the President and Chief Executive Officer, SES—Americom and as a member of the SES—Global Executive Committee of SES Luxembourg from 2005 to 2008, and was employed at Citigroup from 1997 to 2000, where he was the founder and Chairman of e-Citi and served as an Executive Vice President. Mr. Horowitz serves as a director of On Line Resources, the New York March of Dimes and the Kenan Institute of Ethics at Duke University and is a trustee of the New York Hall of Science. He received a B.S. in physics from the City College of New York and an MBA from the Columbia University School of Business.

        Michael J. Mahoney- Mr. Mahoney, age 59, is a nominee to serve on the New Board. Mr. Mahoney previously served as President and Chief Executive Officer of Commonwealth Telephone Enterprises ("Commonwealth Telephone") from 2000 to 2007. Prior to joining Commonwealth Telephone, Mr. Mahoney served as President and Chief Operating Officer of RCN Corporation from 1997 to 2000 and as President and Chief Operating Officer of C-TEC Corporation from 1993 to 1997. Mr. Mahoney currently serves as a director of Level 3 Communications and as a trustee of Wilkes University. He received a B.S. in accounting from Villanova University.

        Paul H. Sunu- Mr. Sunu, age 54, is a nominee to serve on the New Board and has served as Chief Financial Officer of Hargray Communications Group since 2008. Mr. Sunu previously served as Chief Financial Officer of Hawaiian Telcom from 2007 to 2008 and as Managing Director and Chief Financial Officer of Madison River Communications from 1996 to 2007. He currently serves as a director of Integra Telecom and is a former board member of Centennial Communications. Mr. Sunu also served as an Adjunct Professor of Business at Elon University in 2007. He received a B.A. in public administration from the University of Illinois and a J.D. from the University of Illinois College of Law.

        Wayne Wilson- Mr. Wilson, age 61, is a nominee to serve on the New Board an is a New Hampshire resident. Mr. Wilson has been an independent business advisor since 2002. From 1995 to 2002, Mr. Wilson served in various roles as President, Chief Operating Officer and Chief Financial Officer of PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services. From 1986 to 1995, Mr. Wilson was a partner in the assurance and advisory services practice of Deloitte & Touche LLP. Mr. Wilson currently serves as a director of ARIAD Pharmaceuticals, Inc., Edgewater Technology, Inc. and Hologic, Inc. He previously served as a director of Cytyc Corporation. Mr. Wilson received an A.B. in political science from Duke University, and an MBA from the

University of North Carolina at Chapel Hill. He is a certified public accountant in New Hampshire and North Carolina.

        The Company's existing board members did not evaluate the qualifications of the individuals nominated to serve on the New Board because (i) one of the director nominees is the Chief Executive Officer of the Company, (ii) five of the director nominees were selected by the Steering Committee and (iii) the remaining director nominee was selected by the Noteholders' Steering Committee.

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

        The compensation committee has engaged and regularly consults an independent consultant, Findley Davies, Inc. ("Findley Davies"), to review the competitiveness and structure of the executive compensation program and each component of the program, and to assist the compensation committee in ensuring that the executive compensation program achieves the compensation committee's objectives. Findley Davies also assisted the compensation committee with the negotiation of the compensation related terms of Mr. Hauser's employment as Chief Executive Officer of the Company, which commenced on July 1, 2009.

        When determining 2009 compensation levels for the Company's NEOs, the compensation committee considered market data that Findley Davies drew from the Mercer 2008 Telecommunications Survey of 82 national market companies. When determining compensation for the Company's Chief Executive Officer, the compensation committee considered (benchmarked) the compensation of Mr. Hauser against (i) the same Mercer survey data, (ii) subsets of the Mercer survey group that were determined (but not individually identified for the compensation committee) based on having annual revenue comparable to that of the Company and (iii) specific proxy information for the following six companies that Findley Davies and the Company identified as being direct peers of the Company: Alaska Communications, CenturyTel, Embarq, Frontier Communications, Qwest and Windstream.

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

  2009 Long Term Incentive Plan Awards

        The Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the "Long Term Plan") to permit the award of long term, equity based awards to key employees. The stockholders approved the Long Term Plan at the 2008 annual stockholders meeting. We believe the Long Term Plan supports our pursuit of long term creation of stockholder value and helps us motivate and retain a high quality executive team. Pursuant to the Plan, all awards granted under the Long Term Plan, including awards granted during 2009, will be cancelled and extinguished on the Effective Date.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: September 29, 2010	By:	/s/ PAUL H. SUNU
Name: Paul H. Sunu Title: Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ PAUL H. SUNU Paul H. Sunu	Chief Executive Officer (Principal Executive Officer)	September 29, 2010
/s/ AJAY SABHERWAL Ajay Sabherwal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2010
/s/ LISA R. HOOD Lisa R. Hood	Senior Vice President of Financial Initiatives (Principal Accounting Officer)	September 29, 2010
/s/ THOMAS F. GILBANE, JR. Thomas F. Gilbane, Jr.	Director	September 29, 2010
/s/ ROBERT S. LILIEN Robert S. Lilien	Director	September 29, 2010
/s/ CLAUDE C. LILLY Claude C. Lilly	Director	September 29, 2010
/s/ JANE E. NEWMAN Jane E. Newman	Director	September 29, 2010
/s/ MICHAEL R. TUTTLE Michael R. Tuttle	Director	September 29, 2010

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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