Form 10-Q/A
period 2010-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2010-09-29
CIK 1062613

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

EXPLANATORY NOTE

        On June 18, 2010, FairPoint Communications, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q for the period ended March 31, 2010 (the "Original Quarterly Report"). Subsequently, the Company received comment letters from the Securities and Exchange Commission (the "SEC") requesting further clarification of certain disclosures in the Original Quarterly Report. In response to the SEC's comments, the Company is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to revise and clarify certain disclosure in the Original Quarterly Report contained in the following sections:

  •
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview; and

  •
  Item 4—Controls and Procedures—Evaluation of Disclosure Controls and Procedures.

        The Original Quarterly Report has been revised solely to reflect changes which respond to the SEC's comment letters. This Amendment No. 1 speaks only as of the date the Original Quarterly Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Quarterly Report to give effect to any subsequent events.

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

        Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses which were identified in our Annual Report on Form 10-K for the year ended December 31, 2009 and which remain in existence as of the date of this report:

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

        As of February of 2010, our management believes that it has corrected the primary issues that led to the Restatement. Specifically, we have:

  1.
  Corrected the billing system settings so that they properly transfer the identified transactions to the general ledger; and

  2.
  Enhanced our account reconciliation and review procedures to detect this type of error on a timely basis in the future.

        Management has also implemented quarterly reviews of access to our information systems to identify and correct potential access exceptions more timely.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: September 29, 2010	By:	/s/ AJAY SABHERWAL
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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