Form 10-Q/A
period 2010-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2010-09-29
CIK 1062613

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

 EXPLANATORY NOTE

        On August 5, 2010, FairPoint Communications, Inc. (the "Company") filed with the Securities and Exchange Commission (the "SEC") its Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the "Original Quarterly Report"). Subsequently, the Company received comment letters from the Securities and Exchange Commission (the "SEC") requesting further clarification of certain disclosures in the Original Quarterly Report. In response to the SEC's comments, the Company is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment No. 1") to revise and clarify certain disclosure in the Original Quarterly Report contained in the following sections:

  •
  Item 1—Notes to Consolidated Financial Statements (Unaudited)—(1) Organization and Basis of Financial Reporting; Chapter 11 Cases—Chapter 11 Cases—Recent Developments Related to the Chapter 11 Cases—Regulatory Approvals in Maine, New Hampshire and Vermont;

  •
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview;

  •
  Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses; and

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

        On June 28, 2010, the Vermont Board failed to provide its Bankruptcy Approval and rejected the Regulatory Settlement for Vermont. Specifically, the Vermont Board did not believe that the Company had demonstrated the financial capability to meet its obligations under Vermont law and questioned certain assumptions made by the Company with respect to its financial capability after the effectiveness of the Plan. The Company intends to provide supplemental information to the Vermont Board and believes that the Company ultimately should be able to obtain the approval of the Vermont Board. However, if the Company is unable to obtain the approval of the Vermont Board, the Company believes that it could have the Plan or a modified plan of reorganization that addresses the issues associated with Vermont and modifies the Vermont Merger Order in accordance with the Regulatory Settlement for Vermont (a "Modified Plan") confirmed by the Bankruptcy Court without the approval of the Vermont Board. If the Vermont Board approves the Plan or the Company is able to have the Plan or a Modified Plan confirmed by the Bankruptcy Court, the Company believes that the initial rejection of the Plan by the Vermont Board would not have a material adverse effect on the Company's financial condition and results of operations. However, if the Vermont Board does not ultimately provide its Bankruptcy Approval and approval of the Regulatory Settlement for Vermont and the Company fails to have the Plan or a Modified Plan confirmed by the Bankruptcy Court without the approval of the Vermont Board, such failure could have a material adverse effect on the Company's financial condition and results of operations, and it is unclear what, if anything, holders of claims against us, including holders of the Notes, would ultimately receive with respect to their claims. In addition, if the Plan or a Modified Plan is confirmed by the Bankruptcy Court without the approval of the Vermont Board but the Vermont Merger Order is not modified by the Bankruptcy Court in accordance with the Regulatory Settlement for Vermont, the loss of certain relief afforded by the Regulatory Settlement for Vermont, including the opportunity for relief from certain past service quality penalties and relief from certain future capital expenditure obligations, could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, the MPUC and the New Hampshire Public Utilities Commission (the "NHPUC"), each of which has approved its applicable Regulatory Settlement, may object if the Vermont Board does not provide the relief afforded by the Regulatory Settlement for Vermont.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        On July 7, 2010, the NHPUC provided its Bankruptcy Approval and approved the Regulatory Settlement for New Hampshire.

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

  Amendment to DIP Credit Agreement

        On July 26, 2010, the DIP Borrowers, the DIP Lenders and the DIP Administrative Agent entered into the Thirteenth Amendment to the DIP Credit Agreement (the "DIP Amendment"), pursuant to which the maturity date of the DIP Credit Agreement was extended to September 8, 2010 (the "DIP Maturity Date"). The DIP Maturity Date can be further extended until a date not later than October 26, 2010 at the request of the DIP Borrowers and upon the prior written consent of non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing (as defined herein) (the "Required DIP Lenders"), with no fee payable by the DIP Borrowers in connection with any such extension. In addition, on or before August 31, 2010, the Company must provide the DIP Administrative Agent with certain supplemental financial information that the Company intends to submit to the Vermont Board.

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

        The confirmation hearing to determine whether to confirm the Plan in the Bankruptcy Court commenced on May 11, 2010. The Bankruptcy Court continued the hearing, pending approvals of the PUCs in Maine and New Hampshire and the Vermont Board and the resolution of any potential dispute with respect to the litigation trust contemplated by the Plan. For a description of the status of certain regulatory approvals, see "—Recent Developments Related to the Chapter 11 Cases" in this

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

note. In addition, the Plan was filed and accepted within the period in which we hold the exclusive right to file and seek confirmation of a plan of reorganization. Accordingly, no party in interest may file or solicit acceptances of a competing plan at this time. We also have the exclusive right to file a new plan until August 21, 2010 (the "Exclusivity Period Expiration Date"). Given that we do not expect the Bankruptcy Court to confirm the Plan prior to the Exclusivity Period Expiration Date, we intend to file a motion with the Bankruptcy Court to extend the Exclusivity Period Expiration Date to a later date. However, we cannot make any assurances as to whether the Bankruptcy Court will grant our motion to extend the Exclusivity Period Expiration Date, or, if the Exclusivity Period Expiration Date is extended, whether we will be able to obtain confirmation of the Plan prior to the ultimate expiration of the Exclusivity Period Expiration Date. If we do not have the exclusive right to file and seek confirmation of a plan of reorganization, any party in interest would be able to file or support a competing plan of reorganization.

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

        The Company expects that the Merger Orders will be amended by the Regulatory Settlements. The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1, the Company expects to provide supplemental information to the Vermont Board. If the Company is unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against the Company in the future.

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

        In New Hampshire, all structures, poles, towers and conduits employed in the transmission of telecommunication, cable or commercial mobile radio services are taxed as real estate in the town in which such property or any part of such property is situated. Prior to July 1, 2010, the Company had an exemption from the payment of this tax. However, that exemption has been repealed effective as of July 1, 2010. The tax is calculated based upon the valuation of such property as real estate on a municipality-by-municipality basis. As the Company has been exempt from this tax in the past, we have not yet determined our exposure to such taxes. Therefore, we cannot provide an estimate of the financial impact relating to the repeal of this exemption at this time. If the impact is determined to be material, we will disclose the estimated impact in our future filings.

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