Form 10-Q
period 2010-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2010-11-09
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and"smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.** Yes ☐    No ☐

         As of October 29, 2010, there were 89,964,144 shares of the registrant's common stock, par value $0.01 per share, outstanding.

         Documents incorporated by reference: None

*
The registrant is not currently required to submit electronically and post Interactive Data Files in accordance with Rule 405 of Regulation S-T.

**
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

  •
  our ability to obtain Bankruptcy Court (as defined herein) approval of the Plan and to consummate the Plan;

  •
  future performance generally;

  •
  restrictions imposed by the agreements governing our indebtedness;

  •
  our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

  •
  anticipated business development activities and future capital expenditures;

  •
  our ability to retain qualified management and other personnel;

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

  •
  material technological developments and changes in the communications industry

  •
  availability of and/or disruptions in the supply of products, services and equipment to us;

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

        These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2010 and June 30, 2010, and "Part II—Item 1A. Risk Factors" contained in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(in thousands, except share data)

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash	$99,706	$109,355
Restricted cash	1,712	2,558
Accounts receivable, net	138,730	154,095
Materials and supplies	25,654	18,884
Other	30,082	24,042
Deferred income tax, net	53,855	75,713

Total current assets	349,739	384,647

Property, plant, and equipment, net	1,909,735	1,950,435
Intangibles assets, net	194,890	211,819
Prepaid pension asset	9,818	8,808
Debt issue costs, net	—	680
Restricted cash	2,393	1,478
Other assets	17,054	19,135
Goodwill	595,120	595,120

Total assets	$3,078,749	$3,172,122

Liabilities and Stockholders' Deficit
Liabilities not subject to compromise:
Current portion of capital lease obligations	$1,648	$—
Accounts payable	67,830	61,681
Accrued interest payable	3	36
Other accrued liabilities	65,814	44,004

Total current liabilities	135,295	105,721

Capital lease obligations	4,422	—
Accrued pension obligation	58,063	51,438
Employee benefit obligations	283,022	261,420
Deferred income taxes	82,599	115,742
Unamortized investment tax credits	4,419	4,788
Other long-term liabilities	13,499	15,100

Total long-term liabilities	446,024	448,488

Total liabilities not subject to compromise	581,319	554,209
Liabilities subject to compromise	2,888,714	2,836,340

Total liabilities	3,470,033	3,390,549

Stockholders' deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,964,144 and 90,002,026 shares at September 30, 2010 and December 31, 2009, respectively	900	900
Additional paid-in capital	725,583	725,312
Retained deficit	(997,948)	(819,715)
Accumulated other comprehensive loss	(119,819)	(124,924)

Total stockholders' deficit	(391,284)	(218,427)

Total liabilities and stockholders' deficit	$3,078,749	$3,172,122

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Operations

Three and nine months ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$258,510	$268,194	$806,870	$848,900

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	115,914	127,184	360,829	398,209
Selling, general and administrative expense, excluding depreciation and amortization	99,523	118,157	292,460	303,905
Depreciation and amortization	73,693	68,013	214,597	204,740

Total operating expenses	289,130	313,354	867,886	906,854

Loss from operations	(30,620)	(45,160)	(61,016)	(57,954)

Other income (expense):
Interest expense	(35,358)	(56,874)	(105,709)	(165,162)
Gain (loss) on derivative instruments	—	(11,536)	—	8,595
Gain on early retirement of debt	—	—	—	12,357
Other	2,207	214	(905)	6,433

Total other expense	(33,151)	(68,196)	(106,614)	(137,777)

Loss before reorganization items and income taxes	(63,771)	(113,356)	(167,630)	(195,731)
Reorganization items	(9,635)	—	(24,677)	—

Loss before income taxes	(73,406)	(113,356)	(192,307)	(195,731)
Income tax benefit	7,330	38,154	14,074	70,061

Net loss	$(66,076)	$(75,202)	$(178,233)	$(125,670)

Weighted average shares outstanding:
Basic	89,424	89,366	89,424	89,235

Diluted	89,424	89,366	89,424	89,235

Earnings per share:
Basic	$(0.74)$	(0.84)	$(1.99)$	(1.41)

Diluted	(0.74)	(0.84)	(1.99)	(1.41)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statement of Stockholders' Deficit

Nine months ended September 30, 2010

(Unaudited)

(in thousands)

	Common Stock				Accumulated other comprehensive loss
			Additional paid-in capital	Retained deficit		Total stockholders' deficit
	Shares	Amount
Balance at December 31, 2009	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

Net loss	—	—	—	(178,233)	—	(178,233)
Restricted stock cancelled for withholding tax	(13)	—	—	—	—	—
Stock based compensation expense	—	—	271	—	—	271
Employee benefit adjustment to comprehensive income	—	—	—	—	5,105	5,105

Balance at September 30, 2010	89,989	$900	$725,583	$(997,948)	$(119,819)	$(391,284)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Comprehensive Loss

Three and nine months ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(66,076)	$(75,202)	$(178,233)	$(125,670)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $1.4 million $1.3 million, $3.4 million and $3.4 million tax expense, respectively)	2,101	3,267	5,105	6,553

Total other comprehensive income	2,101	3,267	5,105	6,553

Comprehensive loss	$(63,975)	$(71,935)	$(173,128)	$(119,117)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(Debtors-In-Possession)

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2010 and 2009

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(178,233)	$(125,670)

Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred income taxes	(14,375)	(72,175)
Provision for uncollectible revenue	27,524	34,682
Depreciation and amortization	214,597	204,740
Non-cash interest expense	—	31,137
Post-retirement accruals	27,653	25,350
Gain on derivative instruments	—	(8,595)
Gain on early retirement of debt, excluding cash fees	—	(12,477)
Non-cash reorganization costs	(21,110)	—
Other non cash items	14,077	11,616
Changes in assets and liabilities arising from operations:
Accounts receivable	(7,812)	(4,010)
Prepaid and other assets	(13,350)	3,243
Accounts payable and accrued liabilities	12,468	(49,953)
Accrued interest payable	102,535	20,896
Other assets and liabilities, net	(4,457)	(4,687)

Total adjustments	337,750	179,767

Net cash provided by operating activities	159,517	54,097

Cash flows from investing activities:
Net capital additions	(172,352)	(130,122)
Net proceeds from sales of investments and other assets	449	1,246

Net cash used in investing activities	(171,903)	(128,876)

Cash flows from financing activities:
Loan origination costs	(1,100)	(2,153)
Proceeds from issuance of long-term debt	5,513	50,000
Repayments of long-term debt	—	(20,848)
Restricted cash	(68)	65,595
Repayment of capital lease obligations	(1,608)	(1,615)
Dividends paid to stockholders	—	(22,996)

Net cash provided by financing activities	2,737	67,983

Net decrease in cash	(9,649)	(6,796)
Cash, beginning of period	109,355	70,325

Cash, end of period	$99,706	$63,529

Supplemental disclosure of cash flow information:
Non-cash issuance of senior notes	—	18,911
Capital additions included in accounts payable or liabilities subject to compromise at period-end	1,250	16,608
Reorganization costs paid	31,152	—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases

Organization and Basis of Financial Reporting

        FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including local and long distance voice, data, Internet and broadband product offerings, to both residential and business customers. FairPoint operates in 18 states with approximately 1.5 million access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2010.

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

        In order to effect the Merger, the Company issued 53,760,623 shares of the Company's common stock, with a par value of $0.01 per share, to Verizon stockholders for their interest in Spinco.

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

        The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue as a going concern is contingent upon its ability to (i) comply with the Debtor-in-Possession Credit Agreement that FairPoint Communications and FairPoint Logistics, Inc. ("Logistics", and together with FairPoint Communications, the "DIP Borrowers") entered into with certain financial institutions (the "DIP Lenders") and Bank of America, N.A., as the administrative agent for the DIP Lenders (in such capacity, the "DIP Administrative Agent"), dated as of October 27, 2009 (as amended, the "DIP Credit Agreement"), and, after the actual date of emergence from Chapter 11 protection (the "Effective Date"), a $1,075,000,000 senior secured credit facility (the "Exit Facility") to be provided to FairPoint Communications and Logistics (collectively, the "Exit Borrowers") by Bank of America, N.A., Banc of America Securities LLC and a syndicate of lenders (collectively, the "Exit Facility Lenders"), (ii) obtain the necessary approvals of the Plan from the PUCs and the FCC and (iii) obtain Bankruptcy Court

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

approval of the Plan and to consummate the Plan, among other things. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under Chapter 11, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the DIP Credit Agreement), in amounts other than those reflected in the accompanying Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications in the historical Condensed Consolidated Financial Statements. The accompanying Condensed Consolidated Financial Statements do not include any direct adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases.

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

Chapter 11 Cases

        On the Petition Date, the Debtors filed the Chapter 11 Cases.

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

Recent Developments Related to the Chapter 11 Cases

  Regulatory Approvals in Maine, New Hampshire and Vermont

        The Company is required as a condition precedent to the effectiveness of the Plan to obtain certain regulatory approvals, which include approvals from the PUCs in Maine and New Hampshire, and the Vermont Public Service Board (the "Vermont Board"). In connection with the Chapter 11 Cases, the Company has negotiated with representatives of the state regulatory authorities in each of

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

Maine, New Hampshire and Vermont with respect to (i) certain necessary approvals relating to the Chapter 11 Cases and the Plan (each a "Bankruptcy Approval," and collectively, the "Bankruptcy Approvals") and (ii) certain modifications to the requirements imposed by those state regulatory authorities as a condition to approval of the Merger (each a "Merger Order," and collectively, the "Merger Orders"). The Company has agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state's Merger Order (each a "Regulatory Settlement," and collectively, the "Regulatory Settlements"). These Regulatory Settlements and the Bankruptcy Approvals require the final approval of the applicable regulatory authorities in Maine, New Hampshire and Vermont.

        On June 24, 2010, the Maine Public Utilities Commission (the "MPUC") provided its Bankruptcy Approval and approved the Regulatory Settlement for Maine.

        On June 28, 2010, the Vermont Board failed to provide its Bankruptcy Approval and rejected the Regulatory Settlement for Vermont. Specifically, the Vermont Board did not believe that the Company had demonstrated the financial capability to meet its obligations under Vermont law and questioned certain assumptions made by the Company with respect to its financial capability after the effectiveness of the Plan. On October 20, 2010, the Company provided supplemental information to the Vermont Board, which information included a financial forecast. The Company believes that it ultimately should be able to obtain the approval of the Vermont Board. However, if the Company is unable to obtain the approval of the Vermont Board, the Company believes that it could have the Plan or a modified plan of reorganization that addresses the issues associated with Vermont and modifies the Vermont Merger Order in accordance with the Regulatory Settlement for Vermont (a "New Plan") confirmed by the Bankruptcy Court without the approval of the Vermont Board. If the Vermont Board approves the Plan or the Company is able to have the Plan or a New Plan confirmed by the Bankruptcy Court, the Company believes that the initial rejection of the Plan by the Vermont Board would not have a material adverse effect on the Company's financial condition and results of operations. However, if the Vermont Board does not ultimately provide its Bankruptcy Approval and approval of the Regulatory Settlement for Vermont and the Company fails to have the Plan or a New Plan confirmed by the Bankruptcy Court without the approval of the Vermont Board, such failure could have a material adverse effect on the Company's financial condition and results of operations, and it is unclear what, if anything, holders of claims against us, including holders of the Notes, would ultimately receive with respect to their claims. In addition, if the Plan or a New Plan is confirmed by the Bankruptcy Court without the approval of the Vermont Board but the Vermont Merger Order is not modified by the Bankruptcy Court in accordance with the Regulatory Settlement for Vermont, the loss of certain relief afforded by the Regulatory Settlement for Vermont, including the opportunity for relief from certain past service quality penalties and relief from certain future capital expenditure obligations, could have a material adverse effect on the Company's financial condition and results of operations. Furthermore, the MPUC and the New Hampshire Public Utilities Commission (the "NHPUC"), each of which has approved its applicable Regulatory Settlement, may object if the Vermont Board does not provide the relief afforded by the Regulatory Settlement for Vermont.

        On July 7, 2010, the NHPUC provided its Bankruptcy Approval and approved the Regulatory Settlement for New Hampshire.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  Letter Agreement

        On July 8, 2010, the Plan Support Agreement (the "Plan Support Agreement"), which the Company had entered into on October 25, 2009 with certain secured lenders (the "Consenting Lenders") under the Company's Pre-petition Credit Facility (as defined herein), expired by its terms and was not renewed or extended. The Plan Support Agreement had obligated the Consenting Lenders to support the Plan, subject to the terms and conditions of the Plan Support Agreement.

        On October 13, 2010, the Company and certain secured lenders holding approximately 48% of the outstanding debt under the Pre-petition Credit Facility (the "New Consenting Lenders") entered into a letter agreement (the "Letter Agreement"). Pursuant to the Letter Agreement, the New Consenting Lenders have agreed, subject to the terms and conditions contained in the Letter Agreement, including the non-occurrence of a Termination Event (as defined below), to support the Plan and any supplemental documents, all as modified by and incorporating terms consistent with, the terms contained in the Term Sheet Regarding Modifications to FairPoint DIP and Exit Facilities and Plan of Reorganization Matters (the "Term Sheet"), which is attached as an exhibit to the Letter Agreement. The Letter Agreement (including the Term Sheet) is attached as Exhibit 10.1 to the Company's Current Report on Form 8-K the Company filed with the SEC on October 19, 2010 and is incorporated herein by reference.

        By their execution of the Letter Agreement, certain of the New Consenting Lenders have agreed to provide the Exit Revolving Loan (as defined herein) substantially on the terms and conditions set forth in the Exit Facility, subject to (i) the modifications and amendments to the Exit Facility set forth in the Term Sheet, (ii) other modifications and amendments to the Exit Facility reasonably agreed to by the Company and such lenders (each acting in good faith), and (iii) there not occurring any Termination Event which has not been waived by the New Consenting Lenders holding the number of claims specified in the Letter Agreement.

        Termination Events under the Letter Agreement include the following events: (i) the Company shall not have obtained on or prior to January 31, 2011 the approval or consent of each governmental authority, in each case free and clear of any requirement to satisfy additional conditions or modify the Plan as modified by the Term Sheet (the "Modified Plan"); (ii) at 5:00 P.M. Eastern Time on January 31, 2011 if the Modified Plan has not been fully confirmed by an order of the Bankruptcy Court on or before such date; (iii) at 5:00 P.M. Eastern Time on February 25, 2011 unless on or before such date (x) the confirmation order of the Bankruptcy Court shall not have been stayed, reversed, vacated or otherwise modified (unless otherwise consented to in writing by the steering committee of its pre-petition secured lenders (the "Steering Committee")), and there shall be no appeal or petition for rehearing or certiorari pending in respect of the confirmation order and the time to appeal and file any such petition shall have lapsed and (y) the Modified Plan shall have become effective; (iv) the Bankruptcy Court shall have entered an order pursuant to Section 1104 of the Bankruptcy Code appointing a trustee or an examiner with expanded powers to operate and manage the Company's business; (v) the Bankruptcy Court shall have entered an order dismissing any of the Chapter 11 Cases or an order pursuant to the Bankruptcy Code converting any of the Chapter 11 Cases to a case or cases under Chapter 7 of the Bankruptcy Code; (vi) the filing by the Company of any motion or pleading with the Bankruptcy Court that is not consistent with the Modified Plan, and such motion or

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

pleading is not withdrawn within five (5) business days of notice thereof by the DIP Administrative Agent or Steering Committee to the Company; (vii) the Company files, proposes or otherwise supports, or fails to actively oppose, any (x) plan of reorganization containing terms different than those contained herein or in the Modified Plan or (y) amendment or modification to the Modified Plan unless such amendment or modification is otherwise consented to in writing by the Steering Committee in its sole discretion; (viii) an extraordinary event occurs that is not contemplated in the Company's forecast presented to the Steering Committee, and such event has a material adverse effect on the business, assets, financial condition or prospects of the Company; (ix) the material breach by the Company of any of the undertakings, representations, warranties or covenants of the Company set forth in the DIP Credit Agreement and such breach continues unremedied by the Company for a period of five (5) business days after notice thereof has been given by the DIP Administrative Agent to the Company (after giving effect to applicable cure periods provided for in the DIP Credit Agreement); (x) the Bankruptcy Court grants relief that is inconsistent with the terms hereof or the Modified Plan and such inconsistent relief is not dismissed, vacated or modified to be consistent with the Modified Plan within five (5) business days after notice thereof has been given by the DIP Administrative Agent or the Steering Committee to the Company; (xi) Consolidated EBITDAR (as defined in the DIP Credit Agreement, as amended) of the Company for the period of eleven consecutive fiscal months ended on November 30, 2010 does not exceed $230,000,000 (after giving effect to any one-time adjustments consented to by the DIP Administrative Agent in its reasonable discretion); or (xii) there shall occur any of the following events after the date of the Letter Agreement: (x) the revocation or removal of the operating license of the Company or any of its subsidiaries by any public utility commission or similar regulator or the FCC in a state where the Company has material operations or conducts a material amount of business, (y) the entry of any order or the taking of any other action by any public utility commission or similar regulator or the FCC that materially impairs the ability of the Company to operate its business in the manner in which it operates on the date hereof, and in the case of each of clauses (x) and (y), such action by any public utility commission or similar regulator or the FCC is not stayed, reversed or vacated within fifteen (15) days after the occurrence thereof or (z) the Company or any relevant public utility commission or similar regulator takes any action inconsistent with any Regulatory Settlement.

  Term Sheet

        The following summary of the Term Sheet is not a complete description of the Term Sheet and is qualified in its entirety by reference to the full text of the Term Sheet. None of the modifications to the Plan have been set forth in a supplement to the Plan filed with the Bankruptcy Court.

        Exit Facility.    Among other things, the Term Sheet contemplates the following modifications to the Exit Facility, the form of which was filed with the Bankruptcy Court on May 7, 2010:

  •
  first lien priority and payment waterfall priority for the $75,000,000 revolving loan facility (the "Exit Revolving Loan") and second lien priority for the Exit Term Loan (as defined below);

  •
  payment of a commitment fee equal to 2.0% of the aggregate Exit Revolving Loan commitment amount on the Effective Date;

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  •
  on or prior to the third anniversary of the Effective Date, the Company may elect in its sole discretion, but subject to the absence of Events of Default under and as defined in the Exit Facility, to extend the maturity of the Exit Revolving Loan for one additional year upon payment of a continuation fee equal to 1.0% of the Exit Revolving Loan commitment amount (as it exists on the Effective Date) on the third anniversary of the Effective Date;

  •
  on or prior to the fourth anniversary of the Effective Date, the Company may elect in its sole discretion, but subject to the absence of Events of Default under and as defined in the Exit Facility, to extend the maturity of the Exit Revolving Loan for one additional year upon payment of a continuation fee equal to 1.0% of the Exit Revolving Loan commitment amount (as it exists on the Effective Date) on the fourth anniversary of the Effective Date;

  •
  modified Consolidated Total Leverage Ratio and Consolidated Interest Coverage Ratio (each as defined in the Exit Facility) maintenance tests and corresponding changes to the Consolidated Senior Leverage Ratio incurrence test;

  •
  modified definitions of Consolidated EBITDAR and Excess Cash Flow;

  •
  modified annual limits on the Company's Capital Expenditures (as defined in the Exit Facility);

  •
  a modified amortization schedule; and

  •
  a modified financial reporting requirement.

        Long Term Incentive Plan.    Among other things, the Term Sheet contemplates the following modifications to the Long Term Incentive Plan (as defined herein), the form of which was filed with the Bankruptcy Court on April 23, 2010:

  •
  a strike price floor for options to purchase shares of the Company's New Common Stock (as defined herein) awarded on the Effective Date to be calculated using a $1.5 billion enterprise value for the Company;

  •
  the award of 922,111 shares of restricted stock to management-level employees of the Company on the Effective Date, including 133,588 shares of restricted stock to be issued to David L. Hauser, the Company's former Chairman and Chief Executive Officer (which amounts do not give effect to the 50% reduction in equity interests discussed below under "Chapter 11 Cases—Recent Developments Related to the Chapter 11 Cases—Term Sheet—Other");

  •
  the availability of 783,651 shares of restricted stock to the New Board (as defined herein) for grants of future equity award to the Company's management (of which, up to 30,986 shares may, in the discretion of the Company's Chief Executive Officer, be accelerated and distributed on the Effective Date to new senior executives hired from outside the Company), provided that such total number of available shares will be reduced by the total number of the 30,986 shares that are subject to restricted stock awards made on the Effective Date;

  •
  the reservation of 175,000 shares of restricted stock in a separate pool for potential equity grants by the New Board in its sole discretion;

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  •
  for options and restricted stock awards made on the Effective Date, vesting upon the termination of employment without cause will automatically be 50%, plus an additional 25% for each completed year of the award holder's service beyond the first year after the Effective Date (but not more than 100%); and

  •
  elimination of the prohibition against granting new awards before December 31, 2012 to persons who receive awards on or in connection with the Effective Date.

        Success Bonus Plan.    Among other things, the Term Sheet contemplates the following modifications to the Success Bonus Plan (as defined herein), the form of which was filed with the Bankruptcy Court on April 23, 2010:

  •
  total payouts under the Success Bonus Plan will be capped at $1.8 million;

  •
  bonuses will be scaled at 80% of the target amount regardless of the timing of the Effective Date, with no increases to the bonus pool to accrue after December 31, 2010;

  •
  no earned bonuses that were previously promised will be reduced; and

  •
  any additional bonus amounts may be awarded by the Chief Executive Officer in his discretion (subject to the approval of the Company's pre-Effective Date board of directors) to new and existing employees of the Company, other than to the Chief Executive Officer (who will receive 25% of the awards previously promised to David L. Hauser, who will be ineligible to receive any payments pursuant to the Success Bonus Plan).

        Litigation Trust Agreement.    The Term Sheet contemplates the following modifications to the FairPoint Litigation Trust Agreement, the form of which was filed with the Bankruptcy Court on May 10, 2010, and the corresponding provisions of the Plan: (i) removal of references to the Litigation Trust Board, (ii) inclusion of appropriate governance provisions with respect to the litigation trustee, (iii) an extension of the term of the Litigation Trust Agreement to five years and (iv) inclusion of a provision permitting the litigation trustee to request additional funding for the Litigation Trust from the Company following the Effective Date; provided, that (a) any such additional funding will be subject to the approval of the New Board in its sole discretion, (b) after giving effect to such additional funding, the Company's cash on hand may not be less than $20,000,000 (after taking into account the cash distributions to be made pursuant to the Plan as modified) and (c) no proceeds of any borrowings under the Exit Revolving Loan may be used to fund such additional funding.

        New Board.    The Term Sheet contemplates that the provisions in the Plan relating to the New Board will be modified to provide for an eight member board, with Edward D. Horowitz serving as Chair.

        Other.    The Term Sheet contemplates a 50% reduction in the aggregate amount of equity interests of the Company to be issued in connection with the Chapter 11 Cases, including shares of New Common Stock, New Warrants (as defined herein) and shares of New Common Stock to be issued under the Long Term Incentive Plan.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        Amendment to DIP Credit Agreement.    On August 30, 2010, the DIP Borrowers, the DIP Lenders and the DIP Administrative Agent entered into the Fourteenth Amendment to the DIP Credit Agreement, pursuant to which the maturity date of the DIP Credit Agreement (the "DIP Maturity Date") was extended to October 26, 2010.

        On October 22, 2010, the DIP Borrowers, the DIP Lenders and the DIP Administrative Agent entered into the Fifteenth Amendment to the DIP Credit Agreement (the "Fifteenth Amendment"), pursuant to which the DIP Credit Agreement was amended to reflect the applicable terms of the Term Sheet, including the extension of the DIP Maturity Date from October 26, 2010 until January 31, 2011. The Fifteenth Amendment also provides for a further extension of the DIP Maturity Date for up to an additional two months with the consent of the Required Lenders (as defined in the DIP Credit Agreement) for no additional fee and the immediate elimination of the minimum EBITDAR maintenance covenant and the maximum capital expenditures incurrence covenant contained in the DIP Credit Agreement for the remaining term of the DIP Credit Agreement, subject to further negotiation if the term of the DIP Credit Agreement is extended beyond January 31, 2011. In addition, the Company paid a fee of $0.4 million, equal to 0.5% of the total commitment under the DIP Credit Agreement, on October 26, 2010 relating to the extension of the DIP Maturity Date and related amendments.

        The Company is continuing to seek both Bankruptcy Approval and approval of the Vermont Regulatory Settlement from the Vermont Board. Upon the Vermont Board taking action, the Company intends to seek confirmation of the Modified Plan by the Bankruptcy Court.

  Resignation of David L. Hauser and Appointment of Paul H. Sunu

        On August 24, 2010, the Bankruptcy Court approved (i) the Company's proposed consulting agreement (the "Consulting Agreement") with David L. Hauser and (ii) the Company's proposed employment agreement (the "Sunu Employment Agreement") with Paul H. Sunu. Accordingly, effective as of August 24, 2010, Mr. Hauser resigned as the Company's Chairman of the Board of Directors and Chief Executive Officer and as a director and became a consultant to the Company pursuant to the Consulting Agreement. In addition, effective as of August 24, 2010, the Board appointed Mr. Sunu to serve as the Company's Chief Executive Officer and as a director of the Company and Mr. Sunu and the Company entered into the Sunu Employment Agreement. The Board also appointed Jane E. Newman to serve as the Chairperson of the Company's Board of Directors and Robert S. Lilien to serve as the Chairperson of the newly formed Bankruptcy Oversight Committee of the Board of Directors. Ms. Newman and Mr. Lilien are both existing members of the Company's Board of Directors.

The Plan

        The Plan contemplates the reorganization of the Company and the discharge of all outstanding claims against and interests in the Company.

        Following the Petition Date, an ad hoc committee of the holders of the Notes (as defined herein) raised certain concerns regarding the proposed treatment of holders of unsecured claims against

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

FairPoint Communications ("FairPoint Communications Unsecured Claims"). In an effort to resolve these concerns, and after extensive negotiations, certain changes were made to the terms of the proposed financial restructuring contained in the Plan. In addition, the Plan is the result of extensive negotiations among the Company, the Steering Committee, certain unions and certain representatives of regulatory authorities in Maine, New Hampshire and Vermont. The Plan incorporates and implements various settlements reached with these parties, but is subject to the approval of the applicable state commissions or boards with respect to certain actions resulting from the Plan.

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

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

        The confirmation hearing to determine whether to confirm the Plan in the Bankruptcy Court commenced on May 11, 2010. The Bankruptcy Court continued the hearing, pending approvals of the PUCs in Maine and New Hampshire and the Vermont Board and the resolution of any potential dispute with respect to the litigation trust contemplated by the Plan. For a description of the status of certain regulatory approvals, see "Chapter 11 Cases—Recent Developments Related to the Chapter 11 Cases" in this note. In addition, the Plan was filed and accepted within the period in which we hold the exclusive right to file and seek confirmation of a plan of reorganization. Accordingly, no party in interest may file or solicit acceptances of a competing plan at this time. We also had the exclusive right to file a new plan until October 22, 2010 (the "Exclusivity Period Expiration Date"). FairPoint has filed a motion with the Bankruptcy Court to extend the Exclusivity Period Expiration Date to a later date in light of the fact that the Bankruptcy Court did not confirm the Plan prior to the Exclusivity Period Expiration Date. However, we cannot make any assurances as to whether the Bankruptcy Court will grant our motion to extend the Exclusivity Period Expiration Date, or, if the Exclusivity Period Expiration Date is extended, whether we will be able to obtain confirmation of the Plan prior to the ultimate expiration of the Exclusivity Period Expiration Date. If we do not have the exclusive right to file and seek confirmation of a plan of reorganization, any party in interest would be able to file or support a competing plan of reorganization.

        The summary of the provisions of the Plan and our related capital structure contained herein highlights certain substantive provisions of the Plan and our resulting capital structure and is not a complete description of the Plan or its provisions or our proposed post-petition capital structure. The summary is qualified in its entirety by reference to the full text of the Plan, which is available at www.fprestructuring.com under the "Court Filings" link. The Plan and the information on, or accessible through this website, are not part of or incorporated by reference herein. The following summary of the Plan has not been updated to reflect the terms of the Term Sheet described under "Chapter 11 Cases—Recent Developments Related to the Chapter 11 Cases—Term Sheet" in this note 1.

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

  Exit Financing

        The Plan provides for the Company to incur indebtedness upon the Effective Date consisting of the Exit Facility. The Exit Facility is expected to be comprised of the Exit Revolving Loan and a $1,000,000,000 term loan facility (the "Exit Term Loan" and together with the Exit Revolving Loan, collectively, the "Exit Facility Loans"). The Exit Revolving Loan will have a $30,000,000 sublimit available for the issuance of letters of credit. Interest on Eurodollar loans under the Exit Facility will accrue at an annual rate equal to the British Bankers Association LIBOR Rate ("LIBOR") plus 4.50%, with a 2.00% LIBOR floor for the Exit Term Loans, and interest on base rate loans under the Exit Facility will accrue at an annual rate equal to 3.50% plus the highest of (i) the federal funds rate plus 0.5%, (ii) the "prime rate" publicly announced by Bank of America, N.A. from time to time, and (iii) applicable LIBOR plus 1.00%. A 0.75% commitment fee on the average daily unused portion of the Exit Revolving Loan will also accrue and be payable on a quarterly basis. The outstanding principal amount of the Exit Facility will be due and payable five years after the Effective Date (the "Exit Maturity Date"). The loan agreement governing the Exit Facility (the "Exit Facility Loan Agreement") will require quarterly repayments of principal of the Exit Term Loan in an amount equal to $2,500,000 during the first two fiscal years following the Effective Date, $12,500,000 during the third fiscal year following the Effective Date, $37,500,000 during the fourth fiscal year following the Effective Date and $50,000,000 for each of the first three fiscal quarters of the fifth fiscal year following the Effective Date, with all remaining outstanding principal of the Exit Term Loan being due and payable on the Exit Maturity Date. The Exit Facility Loan Agreement will also contain requirements that the Company prepay the Exit Facility Loans upon certain events as more specifically provided therein.

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

        The Exit Facility Loan Agreement will contain certain representations, warranties and affirmative covenants. In addition, the Exit Facility Loan Agreement will contain restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Facility Loan Agreement will also contain minimum interest coverage and maximum total leverage maintenance covenants and a maximum senior leverage incurrence covenant. The Exit Facility Loan Agreement will contain certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The Exit Facility Lenders' commitments to fund amounts under the Exit Facility on or following the Effective Date will be subject to certain customary conditions as well as confirmation of the Plan.

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

  Board of Directors

        As contemplated by the Plan, on the Effective Date, the reorganized Company is expected to have a newly appointed seven person board of directors (the "New Board"). Selected biographical information for each of the seven proposed new board members, including Paul H. Sunu, who replaced David L. Hauser as Chief Executive Officer, is attached to the Plan Supplement, which is available at www.fprestructuring.com under the "Court Filings" link. In accordance with the Amended By-Laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the board of directors of the Company are expected to have one-year terms so that their terms will expire at each annual meeting of stockholders.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

  Long Term Incentive Plan and Success Bonus Plan

        As contemplated by the Plan, on the Effective Date, the Company will be deemed to have adopted the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the "Long Term Incentive Plan") and the FairPoint Communications, Inc. 2010 Success Bonus Plan (the "Success Bonus Plan") without any further action by the Company. Each of the Long Term Incentive Plan and the Success Bonus Plan was attached to the Plan Supplement, and may be accessed at www.fprestructuring.com under the "Court Filings" link.

        On the Effective Date, in accordance with the Plan, (i) certain employees are expected to receive (a) certain cash bonuses (the "Success Bonuses") pursuant to the terms of the Success Bonus Plan and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the New Board are expected to receive options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan. The Success Bonuses are expected to be earned based upon certain performance measures, subject to upward or downward adjustments to reflect the timing of the Effective Date. 6,269,206 shares of New Common Stock are expected to be reserved for awards under the Long Term Incentive Plan that are expected to consist of stock options and restricted stock awards, which will be granted to certain employees of the Company and members of the New Board. On the Effective Date, (i)(a) 1,018,746 shares of restricted New Common Stock are expected to be granted to certain employees of the Company under the Long Term Incentive Plan and (b) at the sole discretion of the New Board, an additional 78,365 shares of restricted New Common Stock may be granted to certain employees of the Company and (ii)(a) 1,724,032 options to purchase shares of New Common Stock are expected to be granted to certain employees of the Company, (b) 264,030 options to purchase shares of New Common Stock are expected to be granted to members of the New Board and (c) at the sole discretion of the New Board, an additional 313,460 options to purchase shares of New Common Stock may be granted to certain employees of the Company, in each case pursuant to the Long Term Incentive Plan. These awards are expected to vest 25% on the Effective Date, and the remainder of these awards are expected to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting on a change in control or a termination of an award holder's employment without cause. In addition, 2,870,573 shares of New Common Stock are expected to be available for future distribution under the Long Term Incentive Plan. However, if the aggregate enterprise value of the Company does not equal or exceed $2.3 billion on or prior to the expiration date of the New Warrants, the aggregate amount of options to purchase New Common Stock that are available for future distribution under the Long Term Incentive Plan will be automatically reduced by 620,651 shares.

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

parties for the account of the Company and its subsidiaries (the "DIP Financing"). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the "Interim Order"), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20 million, pending a final hearing before the Bankruptcy Court. Pursuant to a final order of the Bankruptcy Court, dated March 11, 2010, (the "Final DIP Order"), the DIP Borrowers were permitted access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of September 30, 2010 and December, 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $18.6 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) January 31, 2011, which date can be extended for up to an additional two months with the consent of the Required Lenders (as defined in the DIP Credit Agreement) for no additional fee, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement, or (iv) the date on which the obligations under the DIP Financing are accelerated by the non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing upon the occurrence and during the continuance of certain events of default.

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

        Covenants.    Prior to the Fifteenth Amendment, under the DIP Credit Agreement, the DIP Borrowers were required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of September 30, 2010, the DIP Borrowers were in compliance with all covenants under the DIP Credit Agreement. Pursuant to the Fifteenth Amendment, effective October 22, 2010, the minimum EBITDAR and maximum permitted capital expenditure covenants in the DIP Credit Agreement were eliminated.

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

Risks and Uncertainties

        The ability of the Company, both during and after the Bankruptcy Court proceedings, to continue as a going concern, is dependent upon, among other things, the ability of the Company to confirm the Plan. Uncertainty as to the outcome of these factors raises substantial doubt about the Company's ability to continue as a going concern. The Condensed Consolidated Financial Statements contained in this Quarterly Report do not include any adjustments to reflect or provide for the consequences of the bankruptcy proceedings. See "Organization and Basis of Financial Reporting—Financial Reporting in Reorganization" for additional information. In particular, such financial statements do not purport to show (i) as to assets, their realization value on a liquidation basis or their availability to satisfy liabilities, (ii) as to liabilities arising prior to the Petition Date, the amounts that may be allowed for claims or contingencies, or the status and priority thereof, (iii) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company or (iv) as to operations, the effects

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(1) Organization and Basis of Financial Reporting; Chapter 11 Cases (Continued)

of any changes that may be made in the underlying business. A confirmed plan of reorganization would likely cause material changes to the amounts currently disclosed in our Condensed Consolidated Financial Statements.

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

        The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with the Reorganizations Topic of the ASC. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2010 include

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization (Continued)

the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

        The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of September 30, 2010 and December 31, 2009.

Reorganization Items

        Reorganization items represent (expense) or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Professional fees(a)	(11,814)	(44,922)
Success bonus(b)	1,210	(725)
Non-cash allowed claim adjustments(c)	—	(977)
Cancellation of debt income, net(d)	969	21,947

Total reorganization items	$(9,635)	$(24,677)

(a)
Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(b)
Success bonus represents charges incurred relating to the Success Bonus Plan in accordance with the plan of reorganization and terms of the Term Sheet.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization (Continued)

        Liabilities subject to compromise at September 30, 2010 and December 31, 2009 consisted of the following (amounts in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility	$1,970,963	$1,965,450
Senior Notes	549,996	549,996
Interest rate swap	98,833	98,833
Accrued interest	176,974	74,406
Accounts payable	60,590	93,049
Other accrued liabilities	30,583	42,461
Capital lease obligations	—	7,627
Other long-term liabilities	775	787
Employee benefit obligations	—	3,731

Liabilities subject to compromise	$2,888,714	$2,836,340

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

        As of October 15, 2010, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $4.0 million of which have been withdrawn. The Company expects new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. The Company has identified, and expects to continue to identify, many

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(2) Reorganization (Continued)

claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit, are overstated or for other reasons. As of October 15, 2010, the Bankruptcy Court has disallowed $1.1 billion of these claims and has not yet ruled on the Company's other objections to claims, the disputed portions of which aggregate to an additional $25.6 million. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.

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

(3) Accounting Policies

(a) Use of Estimates

        The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Condensed Consolidated Financial Statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the Condensed Consolidated Financial Statements to be consistent with current period presentation. These reclassifications were made to correct the classification of PAP penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in decreases of $2.3 million and $5.6 million to revenue, a decrease of $1.5 million and an increase of $1.3 million to cost of services, and decreases of $0.8 million and $6.9 million to selling, general and administrative expenses for the three months and nine months ended September 30, 2009, respectively. Correction of these classification errors had no impact on loss from operations or net loss.

        Examples of significant estimates include the allowance for doubtful accounts, the recoverability of plant, property and equipment, valuation of intangible assets, pension and post-retirement benefit assumptions and income taxes. In addition, estimates have been made in determining the amounts and classification of certain liabilities subject to compromise.

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

        Management makes estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At September 30, 2010 and December 31, 2009, the Company recorded revenue reserves of $10.6 million and $22.6 million, respectively. The decrease in revenue reserves during the nine months ended September 30, 2010 is primarily the result of credits that have been issued to customers.

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

(e) Restricted Cash

        As of March 31, 2008, the closing date of the Merger, the Company had $80.9 million of restricted cash (the "Merger Restricted Cash"). The Company is required to use these funds to (i) pay for the removal of double poles in Vermont, as required by the Vermont Board, which at the time was estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the "New Hampshire Funds"). During the three months ended June 30, 2009, the Company requested that the New Hampshire Funds be made available for general working capital purposes. By letter dated May 12, 2009, the NHPUC approved the Company's request, conditioned upon the Company's commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15 million by the end of 2010, an additional $20 million by the end of 2011 and an additional $30 million by the end of 2012 (the "NH Investment Commitment"). The NH Investment Commitment is inclusive of the $50 million previously required by the NHPUC. In addition, if the Regulatory Settlement (as defined below) with the state regulatory authority in New Hampshire is approved in connection with the Plan, the NH Investment Commitment will be reduced by $10 million, with such funds being reallocated to recurring maintenance capital expenditures to be spent on or before March 31, 2013.

        As of September 30, 2010, the Company had released $79.6 million of the restricted cash for approved expenditures under the required projects, including $1.4 million in interest earned on such restricted cash. As of September 30, 2010, $2.7 million of the Merger Restricted Cash remains for removal of double poles in Vermont. In addition, the Company also had $1.4 million of cash restricted for other purposes.

        In total, the Company had $4.1 million of restricted cash at September 30, 2010 of which $1.7 million is shown in current assets and $2.4 million is shown as a non-current asset on the condensed consolidated balance sheet.

        The Company expects that the Merger Orders will be amended by the Regulatory Settlements. The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1, on October 20, 2010, the Company provided supplemental information to the Vermont Board. If the Company is unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against the Company in the future.

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

        As of September 30, 2010 and December 31, 2009, the Company's allowance for doubtful accounts totaled $52.1 million and $58.4 million, respectively.

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

        At September 30, 2010 and December 31, 2009, accumulated depreciation for property, plant and equipment was $4.4 billion and $4.2 billion, respectively.

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

        On January 15, 2007, FairPoint entered into the Master Services Agreement (the "MSA"), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles-Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of September 30, 2010, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.

        In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles—Goodwill and Other Topic and the Interest Topic of the ASC. During the three and nine months ended September 30, 2010, the Company capitalized $2.8 million and $10.2 million, respectively, in software costs and did not capitalize any interest costs.

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

        As of September 30, 2010, all capitalized debt issue costs had been fully amortized. As of December 31, 2009, the Company had $0.7 million of capitalized debt issue costs, net of amortization.

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

        Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company's single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its stockholders' equity balance. As of September 30, 2010, stockholders' deficit totaled $391.3 million.

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

        As of September 30, 2010 and December 31, 2009, the Company had goodwill of $595.1 million.

        The Company's intangible assets consist of customer lists and trade names as follows (in thousands):

	At September 30, 2010	At December 31, 2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504	$208,504
Less accumulated amortization	(56,430)	(39,501)

Net customer lists	152,074	169,003

Trade names (indefinite life):
Gross carrying amount	42,816	42,816

Total intangible assets, net	$194,890	$211,819

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

        The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships and an indefinite useful life for trade names. Amortization expense was $5.6 million and $5.6 million for the three months, and $16.9 million and $17.0 million for the nine months, ended September 30, 2010 and 2009, respectively, and is expected to be approximately $22.6 million per year.

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

        The Income Taxes Topic of the ASC requires applying a "more likely than not" threshold to the recognition and de-recognition of tax positions. The Company's unrecognized tax benefits totaled $5.4 million as of September 30, 2010, of which $2.0 million would impact its effective tax rate, if recognized.

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

(6) Income Taxes

        For the three months and nine months ended September 30, 2010, the Company recorded income tax benefit of $7.3 million and $14.1 million, respectively. This resulted in an effective tax rate of 10.0% benefit and 7.3% benefit for the three months and nine months ended September 30, 2010, respectively, compared to an effective tax rate of 33.7% benefit and 35.8% benefit for the three months and nine months ended September 30, 2009, respectively. The 7.3% effective tax rate for the nine months ended September 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the "Health Care Act"). Under the Health Care Act, beginning in 2013, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage under Medicare Part D for retiree prescription drug coverage to the extent of the subsidy the Company receives for providing that coverage. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company's financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted.

        The effective tax rate for the three months and nine months ended September 30, 2010 was also impacted by (i) post-petition interest on debt that is not expected to be paid and, therefore, not expected to result in a future tax deduction, and (ii) non-deductible costs incurred related to the Chapter 11 Cases. In addition, tax benefits from the reported loss during the period were partially offset by an increase in the valuation allowance on the Company's deferred tax assets.

        At September 30, 2010, the Company had federal and state net operating loss carryforwards of $519.3 million that will expire from 2019 to 2030. At September 30, 2010, the Company had alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 4, 2005, which resulted in an "ownership change" within the meaning of the U.S. federal income tax laws addressing net operating loss carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger also resulted in an

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

ownership change as of March 31, 2008. As a result of these ownership changes, there are specific limitations on the Company's ability to use its net operating loss carryfowards and other tax attributes. It is the Company's belief that it can use the net operating losses even with these restrictions in place.

        During the three months and nine months ended September 30, 2010, the Company excluded from taxable income $0.4 million and $22.0 million, respectively, of income from the discharge of indebtedness as defined under Internal Revenue Code ("IRC") Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. These tax attributes will primarily consist of a reduction to the NOL carryforward and tax basis of other assets. Accordingly, the Company has recorded a full valuation allowance of $8.4 million against the future reduction of $22.0 million in tax attributes.

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

        Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not that the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009, specifically that the Company filed the Chapter 11 Cases, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon this analysis, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At September 30, 2010, the Company has recorded a valuation allowance of $46.3 million against its deferred tax assets which consists of a $38.4 million federal allowance and a $7.9 million state allowance.

        The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The Company's unrecognized tax benefits totaled $5.4 million as of September 30, 2010 and December 31, 2009. Of the $5.4 million of unrecognized tax benefits at September 30, 2010, $2.0 million would impact the Company's effective rate, if recognized. The remaining unrecognized tax benefits relate to temporary items and tax reserves recorded in a business

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(6) Income Taxes (Continued)

combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.

        The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the nine months ended September 30, 2010, there was a $0.1 million increase in interest and penalties. As of September 30, 2010, cumulative interest and penalties totaled $0.9 million, net of tax.

        The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to the Company's Northern New England operations was settled through acceptance of the filing position. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed tax sharing agreement dated January 15, 2007 between the Company and Verizon covering prior period tax liabilities, current period tax liabilities, tax payments and tax returns (the "Tax Sharing Agreement"), the settlement of the IRS audit resulted in an amount due to Verizon from the Company in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of September 30, 2010, the Company does not have any significant additional jurisdictional tax audits.

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

        As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the consolidated statement of operations. At September 30, 2010 and December 31, 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which has been included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at September 30, 2010 and December 31, 2009 represents the termination value of the Swaps as determined by the respective counterparties following the termination event described above. The Company has recognized no gain or loss on derivative instruments on the condensed consolidated statement of operations during the three months and nine months ended September 30, 2010. For the three months and nine months ended September 30, 2009, the Company recognized a loss on derivative instruments totaling $11.5 million and a gain on derivative instruments totaling $8.6 million, respectively.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt

        Long term debt for the Company at September 30, 2010 and December 31, 2009 is shown below (in thousands):

	September 30, 2010	December 31, 2009
Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at September 30, 2010, due 2014 to 2015	$1,970,963	$1,965,450
Senior notes, 13.125%, due 2018	549,996	549,996

Total outstanding long-term debt	2,520,959	2,515,446
Less amounts subject to compromise	(2,520,959)	(2,515,446)

Total long-term debt, net of amounts subject to compromise	$—	$—

        As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-petition Credit Facility, the Notes and the Swaps have been classified as liabilities subject to compromise in the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009.

        The estimated fair value of the Company's long-term debt at September 30, 2010 was approximately $1,365.0 million based on market prices of the Company's debt securities at the balance sheet date.

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

        The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2010 are as follows (in thousands):

Quarter ending September 30,
2011	$54,150
2012	63,300
2013	213,300
2014	214,025
2015	1,426,188
Thereafter	549,996

$2,520,959

        Pursuant to the Plan, the Company does not expect to make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date. Accordingly, $18.0 million and $54.1 million of interest on unsecured debts, at the stated contractual rates, was not accrued during the three months and nine months ended September 30, 2010. The Company has continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim according to the Plan.

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

        As of September 30, 2010, the Company had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the nine months ended September 30, 2010, and there were no outstanding letters of credit. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of September 30, 2010, no funds remained available under the Revolving Credit Facility.

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

        Scheduled amortization payments on the Company's Pre-petition Credit Facility began in 2009. No principal payments are due on the Notes prior to their maturity. As a result of the Chapter 11 Cases, the Company does not expect to make any additional principal or interest payments on its pre-petition debt.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited) (Continued)

(8) Long Term Debt (Continued)

As such, interest payable of $12.2 million at September 30, 2009 was reflected as interest payable in kind on the condensed consolidated balance sheet. As the Notes have been classified as subject to compromise as of September 30, 2010, the Company has classified the accrued interest on the exchanged Old Notes as of September 30, 2010 of $12.2 million as subject to compromise on the condensed consolidated balance sheet. In accordance with the Reorganizations Topic of the ASC, as interest on the Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Notes subsequent to the Petition Date.

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

Debtor-in-Possession Financing

  DIP Credit Agreement

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provides for the DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered the Final DIP Order, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of September 30, 2010 and December 31, 2009, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $18.6 million and $1.6 million, respectively, had been issued and were outstanding under the DIP Credit Agreement. Accordingly, as of September 30, 2010, the amount available under the DIP Credit Agreement was approximately $56.4 million of the $75.0 million made available pursuant to the Final DIP Order.

        The DIP Financing matures and is repayable in full on the earlier to occur of (i) January 31, 2011, which date can be extended for up to an additional two months with the consent of the Required Lenders (as defined in the DIP Credit Agreement) for no additional fee, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement, or (iv) the date on which the obligations under the DIP Financing are accelerated by the non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing upon the occurrence and during the continuance of certain events of default.

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

        Covenants.    Prior to the Fifteenth Amendment, under the DIP Credit Agreement, the DIP Borrowers were required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. The DIP Credit Agreement also contains customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of September 30, 2010, the DIP Borrowers are in compliance with all covenants under the DIP Credit Agreement. Pursuant to the Fifteenth Amendment, effective October 22, 2010, the minimum EBITDAR and maximum permitted capital expenditure covenants in the DIP Credit Agreement were eliminated.

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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

        Components of the net periodic benefit (income) cost related to the Company's pension and post-retirement healthcare plans for the three months and nine months ended September 30, 2010 are presented below (in thousands).

	Three Months ended September 30, 2010		Nine Months ended September 30, 2010
	Qualified Pension	Post- retirement Health	Qualified Pension	Post- retirement Health
Service cost	$2,628	$3,835	$8,390	$10,741
Interest cost	3,699	4,299	9,722	12,260
Expected return on plan assets	(4,202)	(2)	(12,498)	(2)
Amortization of prior service cost	381	1,072	1,143	3,217
Amortization of actuarial (gain) loss	1,008	1,050	1,566	2,605

Net periodic benefit cost	$3,514	$10,254	$8,323	$28,821

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

        The Company expects to contribute approximately $1.9 million to its post-retirement healthcare plans in 2010 for benefit payments to current retirees.

        For the three months and nine months ended September 30, 2010, the actual gain on the pension plan assets was approximately 6.5% and 6.0%, respectively. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company's actual return on plan assets continue to be lower than the expected return assumption, the

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(9) Employee Benefit Plans (Continued)

net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans after 2010.

        During the three months ended March 31, 2010, $33.3 million was transferred from Verizon's defined benefit pension plans' trusts to the Company's pension plan trust. As of June 30, 2010, a disputed amount was pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement, dated January 15, 2007 between Verizon and the Company (the "Employee Matters Agreement"). The disputed amount was not included in the Company's pension plan assets at June 30, 2010 or December 31, 2009. By letter dated July 29, 2010, the third-party actuary appointed to perform the review and validation determined that an additional $2.5 million, adjusted for gains or losses since the date of the original transfer, should be transferred from Verizon's defined benefit plans' trusts to the Company's represented employees pension plan trust. This transfer was received in the amount of $2.4 million on September 1, 2010, at which time the Company's net pension obligation was decreased by this amount.

        The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, "the 401(k) Plans"). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the three and nine months ended September 30, 2010 and for the 401(k) Plan year ended December 31, 2009, the Company matched 100% of each employee's contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.7 million and $2.3 million for the three months and $7.7 million and $7.2 million for the nine months ended September 30, 2010 and 2009, respectively.

(10) Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss were as follows (in thousands):

	September 30, 2010	December 31, 2009
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement plans	$(119,819)	$(124,924)

Total accumulated other comprehensive loss	$(119,819)	$(124,924)

        Other comprehensive loss for the three months and nine months ended September 30, 2010 and 2009 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in accumulated other comprehensive loss.

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

        The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares used for basic earnings per share	89,424	89,366	89,424	89,235
Effect of potential dilutive shares	—	—	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,424	89,366	89,424	89,235

Anti-dilutive shares excluded from the above reconciliation	2,524	2,674	2,510	2,312

        Weighted average number of common shares used for basic earnings per share excludes 540,476 and 640,475 shares of non-vested restricted stock as of September 30, 2010 and 2009, respectively. Since the Company incurred a loss for the three months and nine months ended September 30, 2010 and 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.

(12) Stockholders' Equity

        On March 31, 2008, FairPoint completed the Merger, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At September 30, 2010, there were 89,964,144 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.

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

        The filing of the Chapter 11 Cases constituted a termination event under the Swaps. Subsequent to the filing of the Chapter 11 Cases, the Company received notification from the counterparties to the Swaps that the Swaps had been terminated. Therefore, the carrying value of the Swaps at September 30, 2010 and December 31, 2009 represents the termination value of the swaps as determined by the respective counterparties following the termination event described herein. See note 7 for more information.

        The Company does not carry any assets or liabilities at fair value as of September 30, 2010 and December 31, 2009.

(14) Commitments and Contingencies

(a)
Leases

        Future minimum lease payments under capital leases and non-cancelable operating leases as of September 30, 2010 are as follows (in thousands):

	Capital Leases	Operating Leases
Twelve months ending September 30:
2011	$2,305	$10,145
2012	1,801	9,053
2013	1,604	7,822
2014	1,534	5,783
2015	489	3,011
Thereafter	—	4,254

Total minimum lease payments	$7,733	$40,068

Less interest and executory cost	(1,663)

Present value of minimum lease payments	6,070
Less current installments	(1,648)

Long-term obligations at September 30, 2010	$4,422

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

(c)
Service Quality Penalties

        The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of September 30, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. The Merger Orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company's current estimate of its service quality penalties in these states, increases of $7.2 million and $10.8 million in the estimated liability were recorded as a reduction to revenue for the three months and nine months ended September 30, 2010, respectively. The amounts recorded during the three months and nine months ended September 30, 2010 include $4.8 million and $2.1 million, respectively, related to prior periods. During the three months and nine months ended September 30, 2010, the Company paid out $1.8 million and $3.9 million, respectively, of service quality index ("SQI") penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $34.4 million on the condensed consolidated balance sheet at September 30, 2010. Additional penalties may be assessed as a result of service quality issues related to transitioning certain back-office functions from Verizon's integrated systems to newly created systems of the Company, which occurred in January 2009 (the "Cutover"), which could have a material adverse effect on the Company's financial position, results of operations and liquidity.

        During February 2010, the Company entered into the Regulatory Settlements with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont, which were made subject to the approval of the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if the Company meets certain metrics for the twelve-month period ending December 31, 2010. As this clause represents a contingent gain, the Company has not recognized such gain as of September 30, 2010. As of September 30, 2010, the Company has accrued fiscal 2008 and 2009 liabilities of $6.0 million for New Hampshire and approximately $11.4 million for Vermont. In addition, the Regulatory Settlement for Maine deferred the Company's fiscal 2008 and 2009 SQI penalties until March 2010. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

(DEBTORS-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited) (Continued)

(14) Commitments and Contingencies (Continued)

        The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1, on October 20, 2010, the Company provided supplemental information to the Vermont Board, which information included a financial forecast. If the Company is unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against the Company in the future.

(d)
Performance Assurance Plan Credits

        As part of the Merger Orders, the Company adopted certain performance assurance plans ("PAP") in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of September 30, 2010, the Company has reduced its accounts receivable balance for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are paid by the Company in the form of credits applied to competitive local exchange carrier ("CLEC") bills. Certain credits assessed in Vermont are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company's current estimate of its PAP credits in these states, increases of $1.3 million and $5.2 million in the estimated reserve were recorded as a reduction to revenue for the three months and nine months ended September 30, 2010, respectively. During the three months and nine months ended September 30, 2010, the Company paid out $0.9 million and $4.9 million, respectively, of PAP credits. The Company has recorded a total reduction of accounts receivable of $13.9 million on the condensed consolidated balance sheet at September 30, 2010.

(e)
Volume Purchase Commitment

        On June 1, 2010, the Bankruptcy Court approved the Company's motion to assume an amended volume product purchase and sale agreement with Occam Networks, Inc ("Occam"). This motion includes a commitment by the Company to purchase at least $12.0 million worth of products from Occam during the initial five-year term of the amended agreement, which term ends on April 1, 2013.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with the financial statements of the Company and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010 and "Part II—Item 1A. Risk Factors" and "Cautionary Note Concerning Forward-Looking Statements" contained in this Quarterly Report.

Overview

        We are a leading provider of communications services in rural and small urban communities, offering an array of services, including local and long distance voice, data, Internet, video and broadband product offerings. We operate in 18 states with 1.5 million access line equivalents (including voice access lines and high speed data lines, which include digital subscriber lines ("DSL"), wireless broadband, cable modem and fiber-to-the-premises) in service as of September 30, 2010.

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

        We are also a large provider of wholesale telecommunications services in our markets. Our ability to provide wholesale service is dependent on our network. We are in the process of making significant investments in an advanced Next Generation Network for our Northern New England operations. The Next Generation Network is an IP / Multiple Protocol Label Switched (IP/MPLS) network that is fully fiber optic based. We believe that this network architecture will enable us to expand our provision of wholesale services, especially to wireless carriers.

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

        Due to these Cutover issues, during the three months and nine months ended September 30, 2009 we incurred $2.5 million and $28.8 million, respectively, of incremental expenses in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. The Cutover issues also required significant staff and senior management attention, diverting their focus from other efforts.

        In addition to the significant incremental expenses we incurred as a result of these Cutover issues, we were unable to fully implement our operating plan for 2009 and effectively compete in the marketplace, which we believe had an adverse effect on our business, financial condition, results of operations and liquidity.

        On April 30, 2010, we filed amendments to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the "Amendments") to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim and certain billing and other adjustments. For the nine months ended September 30, 2009, the accounting error and the billing and other adjustments resulted in a $25.0 million overstatement of revenues, a $0.2 million understatement of operating expenses and a $9.6 million overstatement of other income in the financial data originally reported in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009, which was originally filed with the SEC on November 20, 2009. The Restatement, which accounts for the foregoing overstatements and understatement, resulted in a reduction in net income of $21.8 million, net of income taxes, for the nine months ended September 30, 2009.

        The accounting error and the billing and other adjustments resulted in a $2.2 million understatement of revenues for the three months ended September 30, 2009 and a $1.9 million overstatement of operating expenses for the three months ended September 30, 2009 in the financial data originally reported in our Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2009, which was originally filed with the SEC on November 20, 2009. The Restatement resulted in an increase in net income of $2.1 million, net of income taxes, for the three months ended September 30, 2009. For more information, see the Amendments as filed with the SEC.

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

        We have reclassified certain prior period amounts in the Condensed Consolidated Financial Statements to be consistent with current period presentation. These reclassifications were made to correct the classification of PAP penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in decreases of $2.3 million and $5.6 million to revenue, a decrease of $1.5 million and an increase of $1.3 million to cost of services, and decreases of $0.8 million and $6.9 million to selling, general and administrative expenses for the three months and nine months ended September 30, 2009, respectively. Correction of these classification errors had no impact on loss from operations or net loss.

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

        The following table summarizes revenues and the percentage of revenues from the listed sources (in thousands, except for percentage of revenues data):

	Revenues				% of Revenues
	Three months ended September 30,		Nine months ended September 30,		Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Revenue Source:
Local calling services	$93,521	$97,728	$307,405	$332,304	36%	36%	38%	39%
Access	96,374	93,980	291,033	281,609	37%	35%	36%	33%
Long distance services	30,037	36,751	91,167	115,847	12%	14%	12%	14%
Data and Internet services	26,691	27,456	82,719	83,869	10%	10%	10%	10%
Other services	11,887	12,279	34,546	35,271	5%	5%	4%	4%

Total	$258,510	$268,194	$806,870	$848,900	100%	100%	100%	100%

        The following table summarizes access line equivalents (including voice access lines and high speed data lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of the end of each of the five most recently completed quarters:

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Access Line Equivalents:
Residential access lines	734,260	758,005	776,254	802,668	837,138
Business access lines	342,626	348,280	356,471	364,897	373,661
Wholesale access lines	89,035	91,138	93,827	97,161	98,758

Total switched access lines	1,165,921	1,197,423	1,226,552	1,264,726	1,309,557
High speed data subscribers	288,891	289,609	283,806	288,542	293,984

Total access line equivalents	1,454,812	1,487,032	1,510,358	1,553,268	1,603,541

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

        Through January 30, 2009, we operated under the Transition Services Agreement, under which we incurred $15.9 million of expenses during the nine months ended September 30, 2009. As of January 30, 2009, we began performing these services internally or obtaining them from third-party service providers and not from Verizon.

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

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

        The following table sets forth the percentages of revenues represented by selected items reflected in the consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2010	% of Revenues	2009	% of Revenues
Revenues	$258,510	100%	$268,194	100%

Operating expenses
Cost of services and sales	115,914	45	127,184	48
Selling, general and administrative	99,523	39	118,157	44
Depreciation and amortization	73,693	28	68,013	25

Total operating expenses	289,130	112	313,354	117

Loss from operations	(30,620)	(12)	(45,160)	(17)
Interest expense	(35,358)	(14)	(56,874)	(21)
Loss on derivative instruments	—	—	(11,536)	(4)
Other income	2,207	1	214	—

Loss before reorganization items and income taxes	(63,771)	(25)	(113,356)	(42)
Reorganization items	(9,635)	(4)	—	—

Loss before income taxes	(73,406)	(29)	(113,356)	(42)
Income tax benefit	7,330	3	38,154	14

Net loss	$(66,076)	(26)%	$(75,202)	(28)%

        Revenues decreased $9.7 million to $258.5 million in the third quarter of 2010 compared to the same period in 2009. Revenues for the third quarter of 2010 include corrections in the August 2009 through June 2010 calculations of SQI penalties totaling $4.8 million. In total, we recorded $7.2 million in SQI penalties during the third quarter of 2010 compared to $19.4 million recorded in the same period in 2009. Also, we recorded $1.3 million in PAP penalties during the third quarter of 2010 compared to $6.0 million recorded in the same period in 2009. Excluding the impact of these penalties, revenues decreased $26.6 million which primarily reflects the adverse impact of competition and technology substitution. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $4.2 million to $93.5 million during the third quarter of 2010 compared to the same period in 2009. This decrease is primarily due to the impact of an 11.0% decline in total voice access lines in service at September 30, 2010 compared to September 30, 2009, largely offset by a $12.2 million decline in SQI penalties and a $4.7 million decrease in PAP penalties recorded during the third quarter of 2010 as compared to the third quarter of 2009.

        Access.    Access revenues increased $2.4 million to $96.4 million during the third quarter of 2010 compared to the same period in 2009. Of this increase, $7.5 million is attributable to an increase in interstate access revenues, partially offset by a $5.1 million decrease in intrastate access revenues.

        Long distance services.    Long distance services revenues decreased $6.7 million to $30.0 million in the third quarter of 2010 compared to the same period in 2009. The decrease was primarily attributable to a 5.9% decrease in the number of subscribers from September 30, 2009 to September 30, 2010 coupled with a decrease in average revenue per subscriber ("ARPU").

        Data and Internet services.    Data and Internet services revenues decreased $0.8 million to $26.7 million in the third quarter of 2010 compared to the same period in 2009. The decrease was primarily attributable to a 1.7% decrease in the number of subscribers from September 30, 2009 to September 30, 2010.

        Other services.    Other services revenues decreased $0.4 million to $11.9 million in the third quarter of 2010 compared to the same period in 2009.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $11.3 million to $115.9 million in the third quarter of 2010 compared to the same period in 2009. This decrease is mainly attributable to significant reductions in access expenses associated with providing long distance and data and internet services and certain employee expenses.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $18.6 million to $99.5 million in the third quarter of 2010 compared to the same period in 2009. The decrease is primarily attributable to a $11.3 million reduction in bad debt expense. Additionally, prior to the Petition Date, all expenses related to restructuring activities were classified as selling, general and administrative expenses. During the Chapter 11 Cases, such expenses have been classified as reorganization items. Accordingly, the three months ended September 30, 2009 included $6.1 million in restructuring expenses as compared to zero in the same period of 2010.

        Depreciation and amortization.    Depreciation and amortization expense increased $5.7 million to $73.7 million in the third quarter of 2010 compared to the same period in 2009, due primarily to higher gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense decreased $21.5 million to $35.4 million in the third quarter of 2010 compared to the same period in 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it is unlikely that such interest expense will be paid or will become an allowed priority secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Loss on derivative instruments.    Loss on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the three months ended September 30, 2009, we recognized non-cash losses of $11.5 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the three months ended September 30, 2010.

        Other income (expense).    Other expense includes non-operating gains and losses. Other income was $2.2 million in the third quarter of 2010 compared with $0.2 million in the same period in 2009. This increase is primarily attributable to a $3.0 million lease contract settlement with a vendor that occurred during the third quarter of 2010.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the Condensed Consolidated Financial Statements.

        Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended September 30, 2010 and 2009 was 10.0% benefit and 33.7% benefit, respectively. The decrease in the effective tax rate is primarily due to non-deductible restructuring charges and post-petition interest.

        Net loss.    Net loss for the three months ended September 30, 2010 was $66.1 million compared to net loss of $75.2 million for the same period in 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

        The following table sets forth the percentages of revenues represented by selected items reflected in the consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	2010	% of Revenues	2009	% of Revenues
Revenues	$806,870	100%	$848,900	100%

Operating expenses
Cost of services and sales	360,829	45	398,209	47
Selling, general and administrative	292,460	36	303,905	36
Depreciation and amortization	214,597	27	204,740	24

Total operating expenses	867,886	108	906,854	107

Loss from operations	(61,016)	(8)	(57,954)	(7)
Interest expense	(105,709)	(13)	(165,162)	(19)
Gain on derivative instruments	—	—	8,595	1
Gain on early retirement of debt	—	—	12,357	1
Other income (expense)	(905)	—	6,433	1

Loss before reorganization items and income taxes	(167,630)	(21)	(195,731)	(23)
Reorganization items	(24,677)	(3)	—	—

Loss before income taxes	(192,307)	(24)	(195,731)	(23)
Income tax benefit	14,074	2	70,061	8

Net loss	$(178,233)	(22)%	$(125,670)	(15)%

        Revenues decreased $42.0 million to $806.9 million in the nine months ended September 30, 2010 compared to the same period in 2009. Revenues for the nine months ended September 30, 2010 include corrections in the August 2009 through December 2009 calculations of SQI penalties totaling $2.1 million. In total, we recorded $10.8 million in SQI penalties in the nine months ended September 30, 2010 compared to $21.0 million recorded in the same period in 2009. Also, we recorded $5.2 million in PAP penalties during the nine months ended September 30, 2010 compared to $16.1 million recorded in the same period in 2009. Excluding the impact of these penalties, revenues decreased $63.2 million which primarily reflects the adverse impact of competition and technology substitution. We derive our revenues from the following sources:

        Local calling services.    Local calling services revenues decreased $24.9 million to $307.4 million during the nine months ended September 30, 2010 compared to the same period in 2009. This decrease is primarily due to an 11.0% decline in total voice access lines in service at September 30, 2010 compared to September 30, 2009, largely offset by a $10.2 million decline in SQI penalties and an $11.0 million decline in PAP penalties recorded during the nine months ended September 30, 2010 as compared to the same period in 2009.

        Access.    Access revenues increased $9.4 million to $291.0 million during the nine months ended September 30, 2010 compared to the same period in 2009. Of this increase, $19.1 million is attributable to an increase in interstate access revenues, partially offset by a $9.7 million decrease in intrastate access revenues.

        Long distance services.    Long distance services revenues decreased $24.7 million to $91.2 million in the nine months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily attributable to a 5.9% decrease in the number of subscribers from September 30, 2009 to September 30, 2010 coupled with a decrease in average revenue per subscriber ("ARPU").

        Data and Internet services.    Data and Internet services revenues decreased $1.2 million to $82.7 million in the first nine months of 2010 compared to the same period in 2009. The decrease was primarily attributable to a 1.7% decrease in the number of subscribers from September 30, 2009 to September 30, 2010.

        Other services.    Other services revenues decreased $0.7 million to $34.5 million during the nine months ended September 30, 2010 compared to the same period in 2009.

Operating Expenses

        Cost of services and sales.    Cost of services and sales decreased $37.4 million to $360.8 million during the nine months ended September 30, 2010 compared to the same period in 2009. This decrease is mainly attributable to significant reductions in access expenses associated with providing long distance and data and internet services and certain employee expenses.

        Selling, general and administrative.    Selling, general and administrative expenses decreased $11.4 million to $292.5 million during the nine months ended September 30, 2010 compared to the same period in 2009. The decrease is primarily attributable to a $7.2 million reduction in bad debt expense. Additionally, prior to the Petition Date, all expenses related to restructuring activities were classified as selling, general and administrative expenses. During the Chapter 11 Cases, such expenses have been classified as reorganization items. Accordingly, the nine months ended September 30, 2009 included $7.3 million in restructuring expenses as compared to zero in same period of 2010.

        Depreciation and amortization.    Depreciation and amortization expense increased $9.9 million to $214.6 million during the nine months ended September 30, 2010 compared to the same period in 2009, due primarily to higher gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement.

Other Results

        Interest expense.    Interest expense decreased $59.5 million to $105.7 million during the nine months ended September 30, 2010 compared to the same period in 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps in accordance with the Reorganizations Topic of the ASC as it is unlikely that such interest expense will be paid or will become an allowed priority secured or unsecured claim. We have continued to accrue interest expense on the Pre-petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.

        Gain on derivative instruments.    Gain on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the nine months ended September 30, 2009, we recognized non-cash gains of $8.6 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the nine months ended September 30, 2010.

        Gain on early retirement of debt.    Gain on early retirement of debt represents a $13.2 million net gain recognized on the repurchase of $19.9 million aggregate principal amount of the Old Notes during the nine months ended September 30, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with our Pre-petition Credit

Facility. We did not retire any debt during the nine months ended September 30, 2010 and thus did not recognize any gain or loss on early retirement of debt during such period.

        Other income (expense).    Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other expense was ($0.9) million during the nine months ended September 30, 2010, compared with other income of $6.4 million during the nine months ended September 30, 2009. We recognized a one-time gain of $5.4 million during the nine months ended September 30, 2009 related to the settlement under a transition agreement (the "Transition Agreement") we entered into with Verizon on January 30, 2009, in connection with the Cutover, as contemplated by the Transition Services Agreement.

        Reorganization items.    Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the Condensed Consolidated Financial Statements.

        Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 7.3% benefit and 35.8% benefit, respectively. The effective tax rate for the nine months ended September 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Health Care Act. The decrease in our income tax benefit was also impacted by non-deductible restructuring charges and post-petition interest.

        Net loss.    Net loss for the nine months ended September 30, 2010 was $178.2 million compared to net loss of $125.7 million for the same period in 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

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

  •
  Accounting for software development costs; and

  •
  Purchase accounting.

        Revenue Recognition.    We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for local telephone, long distance, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. We make estimated adjustments, as necessary, to revenue or accounts receivable for known billing errors. At

September 30, 2010 and December 31, 2009, we recorded revenue reserves of $10.6 million and $22.6 million, respectively. The decrease in revenue reserves during the nine months ended September 30, 2010 is primarily the result of credits that have been issued to customers.

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

        Goodwill was $595.1 million at September 30, 2010. We have recorded intangible assets related to the acquired companies' customer relationships and trade names of $251.3 million as of September 30, 2010. As of September 30, 2010, there was $56.4 million of accumulated amortization recorded. The customer relationships are being amortized over a weighted average life of approximately 9.7 years. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.

        We are required to perform an impairment review of goodwill and non-amortizable intangible assets as required by the Intangibles-Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our stockholders' equity balance. As of September 30, 2010, stockholders' deficit totaled $391.3 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.

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

Liquidity and Capital Resources

        On October 26, 2009, we filed the Chapter 11 Cases. The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. The Chapter 11 Cases involve various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with others with whom we may conduct or seek to conduct business. As a result of the risks and uncertainties associated with the Chapter 11 Cases, the value of our securities and how our liabilities will ultimately be treated is highly speculative. We urge that appropriate caution be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Company. See note 1 to the Condensed Consolidated Financial Statements for a further description of the Chapter 11 Cases, the impact of the Chapter 11 Cases, the proceedings in Bankruptcy Court and our status as a going concern. In addition, see "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 and "Part II—Item 1A. Risk Factors" contained in our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2010 and March 31, 2010 and in this Quarterly Report.

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

        The Chapter 11 Cases were filed to gain liquidity for our continuing operations while we restructure our balance sheet to allow us to be a viable going concern. Our continuation as a going concern is contingent upon, among other things, our ability: (i) to comply with the DIP Credit Agreement; (ii) to obtain the necessary approvals of the Plan from the PUCs and the FCC; (iii) to obtain Bankruptcy Court approval of the Plan and to consummate the Plan; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet our future obligations. We believe the consummation of a successful restructuring under the Bankruptcy Code is critical to our continued viability and long-term liquidity. While we believe we will be able to achieve these objectives through the Chapter 11 reorganization process, there can be no certainty that we will be successful in doing so.

        In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a revolving facility in an aggregate principal amount of up to $75 million, of which up to $30 million is also available in the form of one or more letters of credit that may be issued to third parties for the account of the Company and its subsidiaries. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court on November 18, 2009, in an aggregate amount of $20 million. On March 11, 2010 the Bankruptcy Court entered a final order in connection with the DIP Credit Agreement, permitting the DIP Borrowers access to the total $75 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. For a further description of the DIP Credit Agreement and the terms thereof, see note 1 to the Condensed Consolidated Financial Statements. Upon satisfaction of certain conditions precedent, including the Company successfully exiting from the Chapter 11 Cases, the DIP Financing will roll into a new revolving credit facility with a five-year term. As of September 30, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $18.6 million had been issued and were outstanding under the DIP Credit Agreement.

        Cash and cash equivalents at September 30, 2010 totaled $99.7 million compared to $109.4 million at December 31, 2009, excluding restricted cash of $4.1 million and $4.0 million, respectively.

        Net cash provided by operating activities was $159.5 million and $54.1 million for the nine months ended September 30, 2010 and 2009, respectively. The significant increase in net cash provided by operating activities is primarily attributable to the non-payment of interest and other pre-petition liabilities subject to compromise during the pendency of the Chapter 11 Cases.

        Net cash used in investing activities was $171.9 million and $128.9 million for the nine months ended September 30, 2010 and 2009, respectively. These cash flows primarily reflect capital expenditures of $172.4 million and $130.1 million for the nine months ended September 30, 2010 and 2009, respectively.

        Net cash provided by financing activities was $2.7 million and $68.0 million for the nine months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010, we drew down $5.5 million on letters of credit under the Pre-petition Credit Facility and incurred $1.1 million of loan origination costs on the DIP Credit Agreement. For the nine months ended

September 30, 2009, net proceeds from FairPoint's issuance of long-term debt were $50.0 million, repayment of long-term debt was $20.8 million and dividends paid to stockholders was $23.0 million.

        We applied for stimulus funding under the American Recovery and Reinvestment Act of 2009 (the "Recovery Act"), which, among other programs, provides funding for broadband development in unserved and underserved areas of the United States. We were not granted any such funding. There have recently been several grants of stimulus funding under the Recovery Act in our Northern New England and other service areas. Any networks built with these funds in such areas will at some point provide competition for our products and services.

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

        We expect our cash contributions to our Company sponsored employee pension plans and post-retirement medical plans will be approximately $1.9 million in 2010.

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

        As of September 30, 2010, we had borrowed $155.5 million under the Revolving Credit Facility, including $5.5 million of funds drawn down under letters of credit during the nine months ended September 30, 2010, and there were no outstanding letters of credit. Upon the event of default under the Pre-petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of September 30, 2010, no funds remained available under the Revolving Credit Facility.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the three months and nine months ended September 30, 2009, we repaid $2.2 million and $8.4 million, respectively, of principal under the Term Loan A Facility, and during the nine months ended September 30, 2009, we repaid $6.1 million of principal under the Term Loan B Facility.

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

        Following the filing of the Chapter 11 Cases, we have made no payments on our pre-petition debt. During the nine months ended September 30, 2009, we repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, we retired $2.2 million and $34.5 million of outstanding debt during the three months and nine months ended September 30, 2009, respectively.

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

        The Vermont Merger Order also requires us to make capital expenditures in Vermont during the first three years after the closing of the Merger in the amount of $41 million for the first year and averaging $40 million per year in the first two years and averaging $40 million per year in the first three years following the closing. Pursuant to the Vermont Merger Order, we are required to remove double poles in Vermont, make service quality improvements and address certain broadband build-out commitments under a performance enhancement plan in Vermont, using, in the case of double pole removal, $6.7 million provided by the Verizon Group and, in the case of service quality improvements under the performance enhancement plan, $25 million provided by the Verizon Group. In Vermont we have also agreed to certain broadband build-out milestones that require us to reach 100% broadband availability in 50% of our exchanges in Vermont, which could result in capital expenditures of $44 million over such period in addition to the minimum capital expenditures required by the Vermont as set forth above.

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

        The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1 to the Condensed Consolidated Financial Statements, on October 20, 2010 we provided supplemental information to the Vermont Board. If we are unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against us in the future.

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

        The following table discloses aggregate information about our contractual obligations as of September 30, 2010 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities(a)	$2,520,959	$54,150	$276,600	$1,640,213	$549,996
Interest payments on long-term debt obligations(b)(c)	548,380	135,510	257,299	155,571	—
Capital lease obligations	7,733	2,305	3,405	2,023	—
Operating leases	40,068	10,145	16,875	8,794	4,254

Total obligations	$3,117,140	$202,110	$554,179	$1,806,601	$554,250

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

        The following table discloses aggregate information about our derivative financial instruments as of September 30, 2010, the source of carrying value of these instruments and their maturities.

	Carrying Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(98,833)	(98,833)	—	—	—

(1)
In connection with the filing of the Chapter 11 Cases, the derivative financial instruments were terminated by the counterparties. Accordingly, the carrying value of the Swaps at September 30, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 7 to the Condensed Consolidated Financial Statements for more information.

(2)
The Swaps have been classified as liabilities subject to compromise in the Condensed Consolidated Financial Statements. See note 7 to the Condensed Consolidated Financial Statements for more information.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2010, we had total debt of $2,521.0 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 6.750% to 13.125% per annum, including applicable margins. As of September 30, 2010, the fair value of our debt was approximately $1,365.0 million. Our Term Loan A Facility and Revolving Credit Facility mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Notes mature in 2018.

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

        We are also exposed to market risk from changes in the fair value of our pension plan assets. For the three months and nine months ended September 30, 2010, the actual gain on the pension plan assets has been approximately 6.5% and 6.0%, respectively. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans after 2010.

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

        In addition, we have:

  1.
  Enhanced our controls surrounding our general ledger and the recording of revenue transactions to the general ledger by completing:

  •
  a review of the initial configuration of our billing system and correcting certain configuration errors that were identified; and

  •
  a detailed review of the journal entries and posting results for all new products to ensure that all such entries were posting accurately to the general ledger.

  2.
  Implemented tax management software which automated more of our tax computations related to income and property taxes.

        Furthermore, the following actions are underway:

  1.
  Modification of certain Oracle responsibilities to address issues relating to access to our information systems;

  2.
  Development of improved termination communication processes to improve timeliness of removal of employees from our information systems upon termination; and

  3.
  Further improvement of our account reconciliation procedures, including review of reconciliations, to help identify potential errors.

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

        With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

        We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of September 30, 2010, we have recognized an estimated liability of $34.4 million for SQI penalties based on metrics defined by PUCs in Maine and New Hampshire and by the Vermont Board. However, during February 2010, we reached agreements with the state regulatory authorities in each of Maine, New Hampshire and Vermont, which, among other things, related to the payment of SQI penalties. Term sheets executed with the state regulatory authorities of New Hampshire and Vermont defer fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties may be forgiven in part or in whole if we meet certain metrics for the twelve-month period ending December 31, 2010. In addition, the term sheet executed with the state regulatory authority in Maine deferred our fiscal 2008 and 2009 SQI penalties until March 2010. The MPUC and NHPUC have approved the Regulatory Settlements for Maine and New Hampshire. However, the Vermont Board has rejected the Regulatory Settlement for Vermont. As described in note 1 to the Condensed Consolidated Financial Statements, on October 20, 2010 we provided supplemental information to the Vermont Board. If we are unable to obtain the Vermont Board's approval of the Regulatory Settlement for Vermont, it is unclear what effect the filing of the Chapter 11 Cases will have on the requirements, including SQI penalties, imposed by the Vermont Merger Order and whether the requirements of the Vermont Merger Order would be enforceable against us in the future.

Item 1A.    Risk Factors.

        The risk factors presented below amend and restate the corresponding risk factors previously disclosed in "Part I—Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by "Part II—Item 1A. Risk Factors" of our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2010 and June 30, 2010.

We may not be able to obtain confirmation of the Plan.

        Even though the requisite majorities of impaired creditors have voted to accept the Plan, it is possible that the Bankruptcy Court will not confirm the Plan or that other conditions to the confirmation of the Plan, including, without limitation, obtaining the requisite approval from the Vermont Board, will not be met.

        Pursuant to the Plan Support Agreement, we committed to the achievement of certain milestones, including obtaining an order by the Bankruptcy Court confirming a Chapter 11 plan of reorganization reflecting the proposed financial restructuring described in the Plan Term Sheet on or before 5:00 P.M. Eastern Time on July 8, 2010. We did not obtain such an order before this deadline and accordingly the Plan Support Agreement, by its terms, expired on July 8, 2010 and was not renewed or extended. However, pursuant to the Letter Agreement the Company and the New Consenting Lenders entered into on October 13, 2010, the New Consenting Lenders have agreed, subject to the terms and conditions contained in the Letter Agreement, to support the Plan and any supplemental documents, all as modified by and incorporating terms consistent with, the terms contained in the Term Sheet.

        In addition, the Plan was filed and accepted within the period in which we hold the exclusive right to file and seek confirmation of a plan of reorganization. Accordingly, no party in interest may file or solicit acceptances of a competing plan at this time. We also had the exclusive right to file a new plan until October 22, 2010 and have filed a motion with the Bankruptcy Court to extend the Exclusivity Period Expiration Date to a later date in light of the fact that the Bankruptcy Court did not confirm the Plan prior to the Exclusivity Period Expiration Date. However, we cannot make any assurances as to whether the Bankruptcy Court will grant our motion to extend the Exclusivity Period Expiration Date, or, if the Exclusivity Period Expiration Date is extended, whether we will be able to obtain confirmation of the Plan prior to the ultimate expiration of the Exclusivity Period Expiration Date. If we do not have the exclusive right to file and seek confirmation of a plan of reorganization, any party in interest would be able to file or support a competing plan of reorganization.

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

        The DIP Credit Agreement contains a number of covenants which, among other things, limit the incurrence of additional debt, capitalized leases, issuance of capital stock, issuance of guarantees, liens, investments, disposition of assets, dividends, certain payments, mergers, change of business, transactions with affiliates, prepayments of debt, repurchases of stock and redemptions of certain other indebtedness and other matters customarily restricted in such agreements. Our ability to comply with the covenants, agreements and restrictions contained in the DIP Credit Agreement may be affected by events beyond our control, including prevailing economic, financial and industry conditions. There can be no assurance that we will be able to comply with such covenants, agreements or restrictions in the future. Additionally, breach of any of the covenants imposed on us by the terms of the DIP Credit Agreement could result in a default under the DIP Credit Agreement. In the event of a default, the

DIP Lenders could terminate their commitments to us and could accelerate the repayment of all of our indebtedness under the DIP Credit Agreement, if any. In such case, we may not have sufficient funds to pay the total amount of accelerated obligations, if any, and our DIP Lenders under the DIP Credit Agreement could proceed against the collateral securing the DIP Credit Agreement. Any acceleration in the repayment of our outstanding indebtedness, if any, or related foreclosure could adversely affect our business.

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

        There have recently been several grants of stimulus funding under the American Recovery and Reinvestment Act of 2009 in our Northern New England and other service areas. Any networks built with these funds in such areas will at some point provide competition for our products and services.

A network or data center disruption could cause delays or interruptions of service, which could cause us to lose customers or suffer other damages.

        To be successful, we will need to continue to provide our customers reliable service over our expanded network. Some of the risks to our network and infrastructure include:

  •
  physical damage to access lines;

  •
  widespread power surges or outages;

  •
  software defects in critical systems;

  •
  a catastrophic loss of our data center; and

  •
  disruptions beyond our control.

        Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses.

        There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, as supplemented by our Quarterly Reports on Form 10-Q for the quarterly periods ending March 31, 2010 and June 30, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        We did not sell any unregistered equity securities during the quarter ended September 30, 2010.

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

FAIRPOINT COMMUNICATIONS, INC.
Date: November 9, 2010	By:	/s/ AJAY SABHERWAL
		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of April 20, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(1)
2.3	Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 28, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(2)
2.4	Amendment No. 3 to the Agreement and Plan of Merger, dated as of July 3, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(3)
2.5	Amendment No. 4 to the Agreement and Plan of Merger, dated as of November 16, 2007, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(4)
2.6	Amendment No. 5 to the Agreement and Plan of Merger, dated as of February 25, 2008, by and among Verizon Communications Inc., Northern New England Spinco Inc. and FairPoint.(5)
2.7	Distribution Agreement, dated as of January 15, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.8	Amendment No. 1 to Distribution Agreement, dated as of March 30, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.9	Amendment No. 2 to Distribution Agreement, dated as of June 28, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.10	Amendment No. 3 to Distribution Agreement, dated as of July 3, 2007, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(1)
2.11	Amendment No. 4 to Distribution Agreement, dated as of February 25, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(5)
2.12	Amendment No. 5 to the Distribution Agreement, dated as of March 31, 2008, by and between Verizon Communications Inc. and Northern New England Spinco Inc.(6)
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
3.1	Eighth Amended and Restated Certificate of Incorporation of FairPoint.(12)
3.2	Amended and Restated By Laws of FairPoint.(12)
4.1	Indenture, dated as of March 31, 2008, by and between Northern New England Spinco Inc. and U.S. Bank National Association.(6)
4.2	Second Supplemental Indenture, dated as of July 17, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)

Exhibit No.	Description
4.3	Registration Rights Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Inc., Banc of America Securities LLC, Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.(6)
4.4	Form of 131/8% Senior Note due 2018 (included in Exhibit 4.1).(6)
4.5	Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association.(13)
4.6	Form of 131/8% Senior Note due 2018 (included in Exhibit 4.6).(13)
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
10.5	Deposit Agreement, dated as of March 31, 2008, by and among Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Lehman Commercial Paper Inc.(6)
10.6	Letter Agreement, dated as of October 13, 2010, by and among FairPoint and certain secured lenders under the Pre-petition Credit Facility.(15)
10.7
Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America, N.A., as administrative agent, and lenders party thereto.(16)
10.8
First Amendment to Debtor-in-Possession Credit Agreement, dated as of December 1, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.9
Second Amendment to Debtor-in-Possession Credit Agreement, dated as of December 10, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.10
Third Amendment to Debtor-in-Possession Credit Agreement, dated as of December 15, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.11
Fourth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 13, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)

Exhibit No.	Description
10.12	Fifth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 28, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.13
Sixth Amendment to Debtor-in-Possession Credit Agreement, dated as of January 29, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.14
Seventh Amendment to Debtor-in-Possession Credit Agreement, dated as of February 8, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.15
Eighth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 24, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.16
Ninth Amendment to Debtor-in-Possession Credit Agreement, dated as of February 26, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.17
Tenth Amendment to Debtor-in-Possession Credit Agreement, dated as of March 9, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.18
Eleventh Amendment to Debtor-in-Possession Credit Agreement, dated as of April 30, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(17)
10.19
Twelfth Amendment to Debtor-in-Possession Credit Agreement, dated as of May 21, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.(18)
10.20
Thirteenth Amendment to Debtor-in-Possession Credit Agreement, dated as of July 26, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.21
Fourteenth Amendment to Debtor-in-Possession Credit Agreement, dated as of August 30, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.22
Fifteenth Amendment to Debtor-in-Possession Credit Agreement, dated as of October 22, 2010, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., Bank of America N.A., as administrative agent, and the lenders party thereto.*
10.23	Debtor-in-Possession Subsidiary Guaranty, dated as of October 30, 2009, by and among certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(16)
10.24
Debtor-in-Possession Pledge Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, N.A.(16)
10.25
Debtor-in-Possession Security Agreement, dated as of October 30, 2009, by and among FairPoint Communications, Inc., FairPoint Logistics, Inc., certain subsidiaries of FairPoint Communications, Inc. and Bank of America, Inc.(16)
10.26	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(19)

Exhibit No.	Description
10.27	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.*
10.28	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.*
10.29	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.(20)
10.30	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.(20)
10.31	Change in Control and Severance Agreement, dated as of July 19, 2010, by and between FairPoint and Ajay Sabherwal.*
10.32	FairPoint Amended and Restated 1998 Stock Incentive Plan.(21)
10.33	FairPoint Amended and Restated 2000 Employee Stock Incentive Plan.(22)
10.34	FairPoint 2005 Stock Incentive Plan.(12)
10.35	FairPoint Communications, Inc. 2008 Annual Incentive Plan.(22)
10.36	FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(23)
10.37	Nonqualified Deferred Compensation Adoption Agreement.(11)
10.38	Nonqualified Deferred Compensation Plan Document.(11)
10.39	Form of February 2005 Restricted Stock Agreement.(24)
10.40	Form of Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.41	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(25)
10.42	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2005 Stock Incentive Plan.(26)
10.43	Form of Non-Director Restricted Stock Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(21)
10.44	Form of Performance Unit Award Agreement 2008-2009 Award (Performance Unit Award, dated as of April 1, 2008, by and between FairPoint and Eugene B. Johnson).(27)
10.45	Form of Performance Unit Award Agreement 2008-2010 Award.(23)
10.46	Form of Performance Unit Award Agreement 2009-2011 Award.(28)
10.47	Form of Director Restricted Unit Agreement—FairPoint Communications, Inc. 2008 Long Term Incentive Plan.(28)
10.48	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(29)
10.49	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(6)
10.50	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(30)
10.51	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(7)

Exhibit No.	Description
10.52	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(6)
10.53	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(31)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†
99.1	Order of the Maine Public Utilities Commission, dated February 1, 2008.(32)
99.2	Order of the Vermont Public Service Board, dated February 15, 2008.(33)
99.3	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(5)

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

(13)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on August 3, 2009.

(14)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 22, 2009.

(15)
Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on October 19, 2010.

(16)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2009.

(17)
Incorporated by referenced to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2009.

(18)
Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2010.

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