Form 10-K
period 2010-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2011-03-31
CIK 1062613

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to
Commission File Number 001-32408

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3725229
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

521 East Morehead Street, Suite 500	28202
Charlotte, North Carolina	(Zip code)
(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code:
(704) 344-8150
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐*
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2010 (based on the closing price of $0.053 per share as quoted on the Pink Sheets as of such date) was approximately $4,723,851.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of March 25, 2011, there were 26,197,432 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.
Documents incorporated by reference: None

*	The Registrant is not currently required to file any such Interactive Data Files.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some statements in this Annual Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may relate to, among other things:
•	risks related to our ability to meet our expectations with respect to our post-restructuring operating and financial objectives and the assumptions and business plan associated therewith;

•
risks related to our reported financial information and operating results including with respect to our adoption of fresh start accounting and our actual results as compared to projected financial results;

•	future performance generally and our share price as a result thereof;

•	restrictions imposed by the agreements governing our indebtedness;

•	our ability to satisfy certain financial covenants included in the agreements governing our indebtedness;

•	financing sources and availability, and future interest expense;

•	our ability to refinance our indebtedness on commercially reasonable terms, if at all;

•	anticipated business development activities and future capital expenditures;

•	the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger and the Plan (each as defined herein);

•
material adverse changes in economic and industry conditions and labor matters, including workforce levels and labor negotiations, and any resulting financial or operational impact, in the markets we serve;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	the effects of competition on the markets we serve;

•	use by customers of alternative technologies and the loss of access lines;

•	availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	our ability to meet obligations to our Company-sponsored pension plans and post-retirement healthcare plans; and

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the “SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

     These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under “Item 1A.

Risk Factors” and other parts of this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our periodic reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.
EXPLANATORY NOTE
     Overview of Restatement
     In this Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (this “Annual Report”), FairPoint Communications, Inc. (the “Company”) is restating its unaudited quarterly financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (collectively, the “2010 Interim Consolidated Financial Statements”).
     The Company’s previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (collectively, the “2010 Quarterly Reports”) impacted by the restatement have not been and will not be amended. Accordingly, the Company cautions you that certain information contained in the 2010 Quarterly Reports should no longer be relied upon, including the Company’s previously issued and filed 2010 Interim Consolidated Financial Statements and any financial information derived therefrom. In addition, the Company cautions you that other communications or filings related to the 2010 Interim Consolidated Financial Statements should no longer be relied upon. See note 17 to the consolidated financial statements in this Annual Report for more information regarding the impact of these adjustments on the 2010 Interim Consolidated Financial Statements. All of the Company’s Quarterly Reports on Form 10-Q that will be filed for fiscal year 2011 will include restated results for the corresponding interim periods of 2010. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.
     Background of the Restatement
     As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2011, management of the Company, with the concurrence of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), concluded that the Company would restate the 2010 Interim Consolidated Financial Statements.
     In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2010, management has discovered accounting errors that impact the accuracy of the Company’s previously issued 2010 Interim Consolidated Financial Statements. These errors were detected in areas in which the Company had previously identified and disclosed material weaknesses in internal controls.
     The restated financial statements correct the following errors:
     Project Abandonment Adjustment
     Certain capital projects, principally a wireless broadband fixed asset project, had been abandoned but the write-off of all of the related capitalized costs had not occurred in a timely manner.
     Costs Capitalized to Property, Plant and Equipment Adjustment
     Due to a backlog of capital projects not yet closed, certain costs (principally labor expenses) remained capitalized to property, plant and equipment rather than expensed.
     Application of Overhead Costs Adjustment
     An error was discovered in the application of overhead costs to capital projects.

Each of the errors noted above resulted in an understatement of operating expenses and an overstatement of property, plant and equipment.
     Other Adjustments
     In addition, as part of this restatement, the Company also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but are material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines. The restatement only affects the first three quarterly periods of 2010.
     The Company is currently reviewing the design of its controls and procedures in order to remediate the material weakness that prevented these accounting errors from being detected in a timely manner. While the Company implements a system solution, the Company has increased the resources devoted to manual processes to compensate for the material weakness. The material weakness has been identified and is further described in Part II — Item 9A — Controls and Procedures.
     The aggregate impact of these adjustments will result in an increase to the Company’s previously reported pre-tax loss for the nine month period ended September 30, 2010 of approximately $28.4 million, which is mainly attributable to a reduction to reported revenues of approximately $3.9 million, an increase to the Company’s previously reported expenses of approximately $26.8 million, a decrease in other expense of approximately $3.2 million and a $0.9 million increase of expense to reorganization items. The aggregate impact of the adjustments for the nine months ended September 30, 2010 will result in a reduction in net income of $28.4 million, net of taxes, and a decrease in the Company’s reported capital expenditures of approximately $15.4 million.
     Cash, as previously reported, for the nine months ended September 30, 2010 was not impacted by these adjustments. In addition, the Company expects that these adjustments will not have a material impact on the Company’s overall liquidity in the future.
     Except as required to reflect the effects of the restatement for the items set forth above, no additional modifications or updates have been made to the 2010 Interim Consolidated Financial Statements or the 2010 Quarterly Reports. For example, this Annual Report does not give effect to any subsequent events that may impact the 2010 Interim Consolidated Financial Statements or the 2010 Quarterly Reports. Other information not affected by the restatement remains unchanged and continues to reflect the disclosures made at the time of the original filing of the 2010 Quarterly Reports.
ITEM 1. BUSINESS
     Except as otherwise required by the context, references in this Annual Report to:
•	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries;

•
“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008, with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”;

•	“Northern New England operations” refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger;

•	“Legacy FairPoint” or “Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations; and

•
“Verizon Northern New England business” refers to the local exchange business of Verizon New England Inc. (“Verizon New England”) in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries’ (other than Cellco Partnership) (collectively, the “Verizon Group”) related long distance and Internet service provider business in those states prior to the Merger.

Emergence from Chapter 11 Proceedings
     On October 26, 2009 (the “Petition Date”), FairPoint Communications and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 09-16335) (collectively, the “Chapter 11 Cases”).
     On January 13, 2011, the Bankruptcy Court entered an Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010 (the “Confirmation Order”), which confirmed our Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”).
     On January 24, 2011 (the “Effective Date”), we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.
Plan of Reorganization
     General
     The Plan provided for the cancellation and extinguishment on the Effective Date of all our equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of our common stock, par value $0.01 per share (the “Old Common Stock”), options and contractual or other rights to acquire any equity interests.
     The Plan provided for:
•
(i) The lenders under the Credit Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”), (ii) the administrative agent under the Pre-Petition Credit Facility (other than certain indemnity and reimbursement rights of the administrative agent which survived) and (iii) holders of other claims against us arising under the Pre-Petition Credit Facility or ancillary agreements (including swap agreements) (collectively, “Pre-Petition Credit Facility Claims”) to receive the following in full and complete satisfaction of such Pre-Petition Credit Facility Claims: (i) a pro rata share of a $1,000.0 million term loan facility (the “Exit Term Loan”), (ii) a pro rata share of certain cash payments, (iii) a pro rata share of 23,620,718 shares of our new common stock, par value $0.01 per share (the “New Common Stock” or “Common Stock”) and (iv) a pro rata share of a 55% interest in the FairPoint Litigation Trust (the “Litigation Trust”);

•
Holders of allowed unsecured claims against FairPoint Communications, including the Pre-Petition Notes, as defined below, (the “FairPoint Communications Unsecured Claims”) to receive the following in full and complete satisfaction of such FairPoint Communications Unsecured Claims: (i) a pro rata share of 2,101,676 shares of New Common Stock, (ii) a pro rata share of a 45% interest in the Litigation Trust and (iii) a pro rata share of the warrants issued by us in connection with a Warrant Agreement (the “Warrant Agreement”) that we entered into with The Bank of New York Mellon, as warrant agent, on the Effective Date; and

•	Holders of allowed unsecured claims against our subsidiaries and holders of certain unsecured convenience claims against us to receive payment in full in cash in the amount of their allowed claims.
     In addition, the Plan also provided for:
•	Certain of our employees and a consultant of ours to receive (a) cash bonuses made pursuant to the FairPoint

Communications, Inc. 2010 Success Bonus Plan (the “Success Bonus Plan”) and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”); and

•	Members of our board to be appointed on the Effective Date (the “New Board”) to receive options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan.
     Finally, the Plan included certain discharges, releases, exculpations and injunctions that became effective on the Effective Date, including the following:
•	Except as otherwise provided in the Plan, all existing claims against, and equity interests in, us that arose prior to the Effective Date were released, terminated, extinguished and discharged;

•
In consideration of the services of the Released Parties (as defined in the Plan), we and all persons who held, or may have held, claims against, or equity interests in, us prior to the Effective Date released the Released Parties (as defined in the Plan) from claims, causes of action and liabilities related to us;

•
None of the Company, the Released Parties (as defined in the Plan) or the Litigation Trustee (as defined below) shall have or incur any liability relating to or arising out of the Chapter 11 Cases; and

•
Except as otherwise provided in the Plan, all persons are permanently enjoined from asserting claims, liabilities, causes of action, interest or remedies that are released or discharged pursuant to the Plan.

Termination of Material Agreements
     On the Effective Date, in accordance with the Plan, we terminated, among others, the following material agreements:
•
The Pre-Petition Credit Facility (except that the Pre-Petition Credit Facility continues in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent), and all notes, security agreements, swap agreements and other agreements associated therewith;

•
Each of the respective indentures governing (i) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended (the “Old Indenture”), and (ii) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association (the “New Indenture”) (except to the extent to allow us or the relevant Pre-Petition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Pre-Petition Notes); and

•
Our Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics,” and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders, which was terminated by its conversion into the new $75.0 million Exit Revolving Facility, and all notes, security agreements and other agreements related to the DIP Credit Agreement.

Exit Credit Agreement
     On the Effective Date, FairPoint Communications and FairPoint Logistics entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Exit Credit Agreement”). The Exit Credit Agreement is comprised of a $75.0 million revolving loan facility (the “Exit Revolving Facility”), which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and a $1,000.0 million term loan facility (the “Exit Term Loan” and together with the Exit Revolving Facility and such letter of credit facility, collectively, the “Exit Credit Agreement Loans”). On the Effective Date, we paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) the British Bankers Association LIBOR Rate (“LIBOR”) plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due and payable five years after the Effective Date (the “Exit Maturity Date”); provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.
     The Exit Credit Agreement Loans are guaranteed by all of our current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) any subsidiary of ours that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation (the guarantor subsidiaries, together with us and FairPoint Logistics, are collectively referred to as the “Exit Financing Loan Parties”). The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Credit Agreement are subject to certain customary conditions.
Certificate of Incorporation and By-laws
     Pursuant to the Plan, on the Effective Date, we filed with the Secretary of State of the State of Delaware the Ninth Amended and Restated Certificate of Incorporation of FairPoint Communications and adopted our Second Amended and Restated By-laws (the “By-laws”).
Departure and Appointment of Directors
     Pursuant to the Plan, as of the Effective Date, the following directors ceased to serve on our board of directors: Thomas F. Gilbane, Jr., Robert S. Lilien, Claude C. Lilly, Jane E. Newman and Michael R. Tuttle.
     As of the Effective Date, the number of directors on the New Board was fixed at eight, with Todd W. Arden, Dennis J. Austin, Edward D. Horowitz, Michael J. Mahoney, Michael K. Robinson, David L. Treadwell and Wayne Wilson becoming members of the

New Board and Mr. Horowitz was appointed to serve as chair of the New Board. Paul H. Sunu, our Chief Executive Officer, became a director of ours effective as of August 24, 2010 and will continue to serve as a director on the New Board.
     In accordance with the By-laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the New Board are expected to have one-year terms so that their terms will expire at each annual meeting of stockholders.
Registration Rights Agreement
     On the Effective Date, we entered into a registration rights agreement (the “Registration Rights Agreement”) with Angelo, Gordon & Co., L.P. (“Angelo Gordon”), on behalf of and as investment manager of the persons set forth in the Registration Rights Agreement (together with Angelo Gordon, the “Ten Percent Holders”) that hold in the aggregate at least 10% of our New Common Stock. Under the Registration Rights Agreement, the Ten Percent Holders are entitled to request an aggregate of two registrations of the Ten Percent Holders’ registrable securities; provided that no such rights shall be demanded prior to the expiration of 180 days from the Effective Date. If the Ten Percent Holders in the aggregate hold less than 7.5% of the then outstanding New Common Stock, such holders’ rights under the Registration Rights Agreement shall terminate.
Warrant Agreement
     On the Effective Date, we entered into the Warrant Agreement with the Bank of New York Mellon, as Warrant Agent. Pursuant to the Warrant Agreement, we issued or will issue the Warrants to purchase an aggregate of 3,582,402 shares of New Common Stock. The number of shares of New Common Stock issuable upon the exercise of the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The initial exercise price applicable to the Warrants is $48.81 per share of New Common Stock for which the Warrants may be exercised. The exercise price applicable to the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The Warrants may be exercised at any time on or before the seventh anniversary of the Effective Date. The Warrants, and all rights under the Warrants, are transferable as provided in the Warrant Agreement.
Litigation Trust Agreement
     On the Effective Date, we entered into the FairPoint Litigation Trust Agreement (the “Litigation Trust Agreement”) with Mark E. Holliday, as litigation trustee (the “Litigation Trustee”), and the official committee of unsecured creditors appointed in the Chapter 11 Cases, pursuant to which the Litigation Trust was established for the benefit of specified holders of allowed claims and for the pursuit of certain causes of action against Verizon arising in connection with the Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon, Spinco and FairPoint Communications, Inc., as amended (the “Merger Agreement”). Pursuant to the Plan, we transferred such claims and causes of actions against Verizon related to the Merger Agreement to the Litigation Trust with title to such claims and causes of action being free and clear of all liens, charges, claims, encumbrances and interests except for the return to FairPoint Communications of any funds deposited in the Litigation Trust bank account. In addition, pursuant to the Plan, we transferred funds to the Litigation Trust to pay the reasonable costs and expenses associated with the administration of the Litigation Trust. Pursuant to the Litigation Trust Agreement, the Litigation Trustee may request additional funding for the Litigation Trust from us following the Effective Date; provided, that (i) any such additional funding will be subject to the approval of our New Board in its sole discretion, (ii) after giving effect to such additional funding, our cash on hand may not be less than $20.0 million (after taking into account the cash distributions to be made) and (iii) no proceeds of any borrowings under the Exit Revolving Facility may be used to fund such additional funding. The Litigation Trustee may prosecute the transferred claims and causes of action against Verizon as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the beneficiaries of the Litigation Trust and otherwise carry out the provisions of the Litigation Trust Agreement.
New Long Term Incentive Plan and Success Bonus Plan
     As contemplated by the Plan, on the Effective Date, we were deemed to have adopted the Long Term Incentive Plan and the Success Bonus Plan.

     On the Effective Date, in accordance with the Plan, (i) certain of our employees and a consultant of ours received (a) Success Bonuses of approximately $1.8 million in the aggregate pursuant to the terms of the Success Bonus Plan and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the New Board received restricted shares of New Common Stock and options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan. The Success Bonuses were earned by our employees and were primarily based upon achieving certain performance measures. 3,134,603 shares of New Common Stock are reserved for awards under the Long Term Incentive Plan, of which stock options and restricted share awards were granted to certain of our employees, a consultant of ours, and members of the New Board on the Effective Date. Specifically, on the Effective Date, (a) 460,294 shares of stock were distributed to management-level and other employees and a consultant of ours, with 120,000 restricted shares issued to our Chief Executive Officer, 34,000 restricted shares issued to our Chief Financial Officer, 161,800 restricted shares issued to other members of our senior management and 66,794 unrestricted shares issued to David L. Hauser, our former Chief Executive Officer, who is currently a consultant, (b) 87,498 shares of restricted stock were awarded to the members of the New Board and (c) stock options were granted with an exercise price of $24.29 for the purchase of (1) 859,000 shares of New Common Stock by management-level and other employees, with 125,000 options to purchase New Common Stock granted to our Chief Executive Officer, 42,000 options to purchase New Common Stock granted to our Chief Financial Officer and 236,500 options to purchase New Common Stock granted to other members of our senior management and (2) 132,012 shares of New Common Stock by members of the New Board. Except for the unrestricted shares awarded to David L. Hauser, these stock option and restricted share awards vested to the extent of 25% on the Effective Date, and the remainder of these awards is expected to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control, or (y) a termination of an award holder’s employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each year of the award holder’s employment after the first year after the Effective Date) or due to the award holder’s death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment). Mr. Hauser’s shares were 100% vested on the Effective Date.
Regulatory Settlements
     In connection with the Chapter 11 Cases, we negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). We agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”). For more information regarding the Regulatory Settlements, see “Item 1. Business — State Regulation — Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”
Reporting Requirements
     In connection with the Chapter 11 Cases, regardless of the Effective Date having occurred, we are required to continue to file quarterly operating reports with the Bankruptcy Court until the Chapter 11 Cases have closed. Such reports have been and will be prepared according to requirements of federal bankruptcy law and related rules. While these reports accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, we believe that the substance and format of these reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the quarterly operating reports filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed by us with the SEC.
Plan Injunction
     Except as otherwise provided in the Plan, the Confirmation Order enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against us or our properties to recover on, collect or secure a claim arising prior to the Effective Date. Thus, for example, creditor actions to obtain possession of property from us, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Effective Date are enjoined except as provided in the Plan.

Fresh Start Accounting
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, our future consolidated statements of financial position and consolidated statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the consolidated financial statements contained herein. As a result, our financial and operating results for the year ended December 31, 2010 may not be indicative of future financial performance.
Impact on Net Operating Loss Carryforwards (“NOLs”)
     Our NOLs will be substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. Further, our ability to utilize our NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, as the debt restructuring resulted in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. We plan to elect, pursuant to a special rule that is applicable to ownership changes resulting from a Chapter 11 reorganization, to calculate this annual limitation by increasing the value attributed to our stock prior to the ownership change by the amount of creditor claims surrendered or canceled during the reorganization. Specifically, the amount of the annual limitation would equal the “long-term tax-exempt rate” (published monthly by the Internal Revenue Service (the “IRS”)) for the month in which the ownership change occurs, which in our cases is 4.10%, multiplied by the lesser of (i) the value of the Company’s stock immediately after, rather than immediately before, the ownership change, and (ii) the value of the Company’s pre-change assets. Any increase in the value attributed to our stock resulting from the ownership change effectively would increase the annual limitation on our NOLs.
     Any portion of the annual limitation on pre-ownership change NOLs that is not used to reduce taxable income in a particular year may be carried forward and used in subsequent years. The annual limitation is increased by certain built-in gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of built-in gain that existed at the time of the ownership change). The Company expects the limitations on our NOL carryforwards for the five years following an ownership change to be increased by built-in gains. The Company currently projects that all available NOL carryforwards, after giving effect to the reduction for debt discharged, will be utilized to offset future income within the NOL carryforward periods. Therefore, the Company does not expect to have NOL carryforwards after such time.
Cutover-Related Issues
     From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back-office functions in the Maine, New Hampshire and Vermont operations we acquired from Verizon in the Merger. These services were provided by Verizon under the Transition Services Agreement, dated as of January 15, 2007, which we entered into with certain subsidiaries of Verizon in connection with the Merger, as amended (the “Transition Services Agreement”). On January 30, 2009, we began transitioning certain back-office functions from Verizon’s integrated systems to newly created systems of the Company (the “Cutover”), and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel.

     Following the Cutover, many of these new systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues as well as issues with communication between the systems. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations. Because of these Cutover issues, we have incurred incremental costs in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay.
     By the end of 2010, we have substantially stabilized the back-office systems. We continue to work on improving our processes and systems to support revenue growth, enhance customer service and increase operational efficiency.
Restatements
     On April 30, 2010, we filed amendments to our Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 (collectively, the “Amendments”) to reflect the effect of an accounting error, a one-time non-operating loss related to a disputed claim and certain billing and other adjustments. For the nine months ended September 30, 2009, the accounting error and the billing and other adjustments resulted in a $25.0 million overstatement of revenues, a $0.2 million understatement of operating expenses and a $9.6 million overstatement of other income in the financial data originally reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, which was originally filed with the SEC on November 20, 2009. The restatement of the interim condensed consolidated financial statements contained in the Amendments (the “2009 Restatement”), which Restatement accounted for the foregoing overstatements and understatement, resulted in a reduction in net income of $21.8 million, net of income taxes, for the nine months ended September 30, 2009. For more information, see the Amendments as filed with the SEC.
     In this Annual Report, the Company is restating its unaudited quarterly financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (the “2010 Restatement”). The aggregate impact of these adjustments will result in an increase to the Company’s previously reported pre-tax loss for the nine month period ended September 30, 2010 of approximately $28.4 million, which is mainly attributable to a reduction to reported revenues of approximately $3.9 million, an increase to the Company’s previously reported expenses of approximately $26.8 million, a decrease in other expense of approximately $3.2 million and a $0.9 million increase of expense to reorganization items. The aggregate impact of the adjustments for the nine months ended September 30, 2010 will result in a reduction in net income of $28.4 million, net of taxes, and a decrease in the Company’s reported capital expenditures of approximately $15.4 million. See note 17 to the consolidated financial statements for further detail.
Our Business
     We are a leading provider of communications services in rural and small urban communities, offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings. We operate in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD lines, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2010.
     We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.
     Voice access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in voice access lines due to increased competition, including competition from wireless carriers and cable television operators, increased availability of broadband services and challenging economic conditions. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in HSD revenue as we continue to build-out our network to provide HSD products to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to the Cutover issues and the Chapter 11 Cases, we have lost significant market share in recent years. Our strategy will be to focus on leveraging our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.

     We are subject to regulation primarily by federal and state governmental agencies. At the federal level, the Federal Communications Commission (the “FCC”) generally exercises jurisdiction over the facilities and services of communications common carriers, such as FairPoint, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers’ facilities and services to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to the Telecommunications Act of 1996 (the “1996 Act”), which amended the Communications Act of 1934 (the “Communications Act”), state and federal regulators share responsibility for implementing and enforcing the domestic pro-competitive policies introduced by that legislation.
     Legacy FairPoint’s operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. See “Part 1 — Item 1. Business — Regulatory Environment” for further information regarding rate-of-return and price cap models. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our existing Legacy FairPoint incumbent local exchange carriers (“ILECs”) outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers (“LECs”), our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.
Our Services
     We offer a broad portfolio of high-quality communications services for residential and business customers in each of the markets in which we operate. We have a long history of operating in our markets and have a recognized identity within each of our service areas. Our operating companies are locally staffed, which enables us to efficiently and reliably provide an array of communications services to meet our customer needs. These include services traditionally associated with local telephone companies, as well as other services such as Internet, television and broadband enabled services. Based on our understanding of our local customers’ needs, we have attempted to be proactive by offering bundled services designed to simplify the customer’s purchasing and management process.
Generation of Revenue
     We primarily generate revenue through: (i) the provision of our basic local telephone service to customers within our service areas; (ii) the provision of network access to interexchange carriers for origination and termination of interstate and intrastate long-distance phone calls and dedicated private line facilities; (iii) HSD services; (iv) Universal Service Fund high-cost loop and high-cost model payments; and (v) the provision of other services such as long-distance resale, other data and Internet and broadband enabled services, enhanced services, such as caller name and number identification, and billing and collection for interexchange carriers.
     See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information regarding our revenue sources.

Voice Services
     Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined “exchange” area. Local calling services include basic local lines, private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a rural LEC’s territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.
     We offer switched and dedicated long-distance services within our service areas through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary FairPoint Carrier Services, Inc., we offer wholesale long-distance services to communications providers that are not affiliated with us.
Network Access Charges / Intercarrier Compensation
     Network access enables long-distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network access charges relate to long-distance, or toll calls, that typically involve more than one company in the provision of telephone service as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long-distance companies and other customers for the use of our facilities to access the customer, as described below.
     Intrastate Access Charges. We generate intrastate access revenue when an intrastate long-distance call involving an interexchange carrier is originated by a customer in one of our exchanges to a customer in another exchange in the same state, or when such a call is terminated to a customer in one of our local exchanges. We also generate intrastate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as HSD services, to a customer in one of our local exchanges. The interexchange carrier pays us an intrastate access payment for either terminating or originating the communication. We bill access charges relating to such service through our carrier access billing system and receive the access payment from the interexchange carrier. Access charges for intrastate services are regulated and approved by the state regulatory authority.
     Interstate Access Charges. We generate interstate access revenue when an interstate long-distance call is originated by a customer in one of our exchanges to a customer in another state, or when such a call is terminated to a customer in one of our exchanges. We also generate interstate access revenue when an interexchange carrier orders special access to connect interexchange private line services, such as HSD services, to a customer in one of our local exchanges. We bill interstate access charges in the same manner as we bill intrastate access charges; however, interstate access charges are regulated and approved by the FCC instead of the state regulatory authority.
     Universal Service Fund High-Cost Loop. The Universal Service Fund supplements the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. The Universal Service Fund, which is funded by monthly fees charged to interexchange carriers and LECs, makes payments to us on a monthly basis based upon our cost support for LECs whose cost of providing the local loop connections to customers is significantly greater than the national average. For our rural service areas, these payments fluctuate based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increases and our operating costs (and average cost per loop) remain constant or decrease, the payments we receive from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreases and our operating costs (and average cost per loop) remain constant or increase, the payments we receive from the Universal Service Fund would increase. For our non-rural service areas, these payments are based on cost models which estimate the cost to provide services and generate universal service support payments for high-cost areas. Universal Service Fund high-cost support revenue accounted for less than 2% of our total revenue in the year ended December 31, 2010.
Data and Internet Services (“HSD”)
     We offer broadband Internet access via DSL technology, fiber-to-the-home technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the world wide web. In addition, we offer enhanced Internet services, which include obtaining IP addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. Our services include access to 24-hour, 7-day a week customer support.

Other Services
     We seek to capitalize on our LECs’ local presence and network infrastructure by offering enhanced services to customers, as well as billing and collection services for interexchange carriers.
     Enhanced Services. Our advanced digital switch and voicemail platforms allow us to offer enhanced services such as call waiting, call forwarding and transferring, three-way calling, automatic callback, call hold, caller name and number identification, voice mail, teleconferencing, video conferencing, store-and-forward fax, follow-me numbers, Centrex services and direct inward dial.
     Billing and Collection. Many interexchange carriers provide long-distance services to our LEC customers and may elect to use our billing and collection services. Our LECs charge interexchange carriers a billing and collection fee for each call record generated by the interexchange carrier’s customer.
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
Our Markets
     Most of our 33 local exchange carriers operate as the ILEC in each of their respective markets. Approximately 63% of our voice access lines served residential customers as of December 31, 2010. Our business customers accounted for approximately 29% of our voice access lines as of December 31, 2010 and wholesale customers accounted for approximately 8% of our voice access lines as of December 31, 2010.
     In addition to voice access lines, we offer HSD service to our customers. At December 31, 2010, we had 289,745 HSD subscribers. We include HSD subscribers in our calculation of access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises).
     Our operations are primarily focused on rural and small urban markets and are geographically concentrated in the northeastern United States.
     The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2010:

State	Access Line Equivalents
Maine	507,118
New Hampshire	414,768
Vermont	284,469
Florida	50,343
New York	46,886
Washington	42,893
Missouri	13,823
Ohio	12,703
Virginia	8,520
Kansas	6,620
Illinois	6,142
Idaho	6,051
Pennsylvania	5,946
Oklahoma	4,190
Colorado	3,744
Other States(1)	3,074

Total:	1,417,290

(1)	Includes Massachusetts, Georgia and Alabama.
Sales and Marketing
     We have a customer-oriented marketing approach that emphasizes our advanced reliable service. We have approximately 4,000 employees that work and live in the markets in which we provide service, and our IP/Multiple Protocol Label Switched (“IP/MPLS”) network that is fully fiber optic based (the “Next Generation Network”, branded the “VantagePoint” network) in NNE has a level of coverage and capacity that we believe is unmatched in our marketplace. Each of our local exchange companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong identity and reputation that each LEC enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our identity in order to attain higher recognition with potential customers. We have divided our efforts into four distinct markets: Residential, Small and Medium Business, Large Business/Government/Education and Wholesale. Marketing plans, distribution strategies, opportunities and tactics are tailored to each of these markets.
     Our sales organization utilizes customer service representatives to service our residential customers. This includes all the sales activities driven by our Residential marketing programs. Our other markets are handled by professional direct sales teams emphasizing account management and high touch customer service. All of our Small and Medium Business, Large Business/Government/Education and Wholesale customers have an assigned salesperson and in the case of our larger customers, a complete account team.
Information Technology and Support Systems
     We have a customer-focused approach to information technology (“IT”) which allows for efficient business operations and supports revenue growth. Our approach is to simplify and standardize processes in order to optimize the benefits of our back-office and operation support systems. Specifically, our “simplify and optimize” initiative targets the reduction of redundant and manual processes to reduce cycle times, improve efficiency and deliver enhanced customer service.
     Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations as well as fully outsourced third party solutions. Our Northern New England carrier access billing and our Telecom Group operations are supported by fully outsourced third-party platforms. All other back-office and operations support systems, including billing platforms, are maintained internally.

     Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, systems analysis and custom software development. We use professional services firms for the majority of software maintenance and enhancements. In the future, we expect to increase our IT staff to transition certain analysis, design and testing functions from third parties to our own internal organization.
Network Architecture and Technology
     Rapid and significant changes in technology are underway in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we are in the process of building and expanding our advanced Next Generation Network in our Northern New England operations. The Next Generation Network is an IP/MPLS network that is fully fiber optic based. We believe this network architecture will enable us to efficiently respond to these technological changes.
     Our LEC network consists of 95 host central offices and 417 remote central offices, all with advanced digital switches. 99.5% of our central offices are served by fiber optic facilities which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.
     Our fiber optic transport system is a combination of Synchronous Optical Network (“SONET”), Dense Wave Division Multiplexing (“DWDM”), and Ethernet transport capable of satisfying customer demand for high bandwidth transport services. This system supports advanced services including Carrier Ethernet Services (“CES”) and legacy data products such as Frame Relay and Asynchronous Transfer Mode (“ATM”), facilitating delivery of advanced services as demand warrants.
     In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2010, nearly all of our central offices are capable of providing broadband services through DSL technology, cable modem and wireless broadband.
Competition
     We face intense competition from a variety of sources for our voice and Internet services in most of the areas we now serve, and expect that such competition will continue to intensify in the future. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In particular, the 1996 Act and other actions taken by the FCC and state regulatory authorities have promoted competition in the provision of communications services. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do. Although many of the competitive challenges now confronting larger regulated telephone companies are limited in the rural areas we serve, these challenges are more prevalent in the small urban areas we serve. Sources of competition include, but are not limited to, the following:
Wireless Competitors
     In most of our service areas, we face competition from wireless carriers for voice services. As technology and economies of scale improve, competition from wireless carriers is expected to continue to increase. In addition, the FCC’s requirement that telephone companies offer wireline-to-wireless number portability has increased the competition we face from wireless carriers. Our Northern New England operations service areas represent both rural and small urban markets and tend to have better wireless coverage compared to Legacy FairPoint’s predominantly rural service areas. Wireless competition is more robust in these NNE service areas. However, if and to the extent wireless service improves in the areas we serve, and specifically in the Legacy FairPoint service areas, we expect to face further competition from wireless providers.
Wireline and Cable Competitors
     We also face competition from wireline and cable competitors, such as competitive local exchange carriers (“CLECs”) and cable television providers. CLECs either maintain their own facilities or lease services at wholesale rates.

     CLECs not only provide competition for our voice services, but most also provide Internet services at competitive speeds and prices. In addition, CLECs are capable of offering video services in competition with us and we expect that they will increasingly do so in the future.
     Cable television companies have aggressively entered the communications market by upgrading their networks with fiber optics and installing facilities to provide voice, video and Internet services to residential and business customers. Cable high-speed Internet services are generally competitive with our Internet services in both pricing and the speed of such services. We estimate that as of December 31, 2010, most of the customers that we serve had access to voice and Internet services through a cable television company.
     The FCC’s requirement that telephone companies offer wireline-to-wireline number portability has increased the competition we face from both CLECs and cable television providers. In addition, CLECs and cable television companies have the ability to bundle voice, high-speed Internet and video services to their customers, which has and will likely continue to intensify the competition we face from these providers.
     Electric utilities could also become a competitive threat to voice and high-speed Internet services, since they have existing assets and access to low cost capital that could allow them to enter a service area rapidly and accelerate network development.
Other Competitors
     VoIP. VoIP service is increasingly being embraced by all industry participants. VoIP service involves the routing of voice calls over the public Internet or private IP networks through packets of data instead of transmitting the calls over the existing public switched telephone network. This routing mechanism may give VoIP service providers a cost advantage, and enable them to offer services to end users at a lower price. While current VoIP applications typically complete calls using ILEC infrastructure and networks, as VoIP services obtain acceptance and market penetration and technology advances further, a greater number of calls may be placed without utilizing the public switched telephone network. The proliferation of VoIP, particularly to the extent these calls do not utilize our LECs’ networks or are accorded different regulatory treatment, may result in an erosion of our customer base and loss of voice services and network access revenues.
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
     Strategic Alliances. Wireline, wireless, cable and utility companies have formed and may continue to form strategic alliances to offer bundled services in our service areas. Competition from these strategic alliances could increase if applications for certain broadband development funding submitted by certain of these strategic alliances under the Recovery and Reinvestment Act of 2009 (the “Recovery Act”) are approved and the networks funded thereby are built.
     Recipients of Government Stimulus. Municipalities, public utilities and private businesses receiving government stimulus funds may also choose to enter the high-speed Internet business.
     Other. Our market is rapidly growing and providers of other emerging technologies and alternative communication services continue to enter our markets.
Employees
     As of December 31, 2010, we employed a total of 4,032 employees, 2,578 of whom were covered by fourteen collective bargaining agreements. As of December 31, 2010, 113 of our employees were covered by six collective bargaining agreements that expire during the next calendar year. We believe the state of our relationship with our union and non-union employees is generally good.

Intellectual Property
     We believe we own or have the right to use all of the intellectual property that is necessary for the operation of our business as we currently conduct it.
Regulatory Environment
     We are subject to extensive federal, state and local regulation. At the federal level, the FCC generally exercises jurisdiction over facilities and services of common carriers, such as us, to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions generally exercise jurisdiction over common carriers’ facilities, services and rates to the extent those facilities are used to provide, originate or terminate intrastate communications. In addition, pursuant to local competition provisions of the Communications Act, as amended by the 1996 Act, state and federal regulators share responsibility for implementing and enforcing certain pro-competitive policies. In particular, state regulatory agencies exercise substantial oversight over the offerings of ILECs to competing carriers of interconnection and non-discriminatory access to certain facilities and services designated as essential for local competition.
     Legacy FairPoint and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont converted to price cap regulation on July 1, 2010. Under price cap regulation, limits are imposed on a company’s interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give a company flexibility to adjust its rates within these limits. In contrast, rate-of-return regulation permits a company to set rates based upon its allowed costs and projected revenue requirement, including an authorized rate-of-return determined by the FCC. We have obtained permission to continue to operate our Legacy FairPoint ILECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.
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
     On March 16, 2010, the FCC submitted the National Broadband Plan (the “NBP”) to the United States Congress (“Congress”). The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC has commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service, to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved. We also expect the FCC to undertake new rulemakings addressing changes to interstate access charges and other forms of intercarrier compensation, classification of broadband providers and other obligations under federal law. We cannot predict the outcome of these proceedings or the effect that resulting decisions may have on our business.

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
     Our ILEC operations in Maine, New Hampshire and Vermont and, effective July 1, 2010, our Legacy FairPoint operations in Maine and Vermont, are subject to price cap regulation of access charges. Under price cap regulation, limits are imposed on a company’s interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give us flexibility to adjust our rates within these limits. In contrast, our rural operations are subject to interstate rate-of-return regulation, permitting us to set rates for those operations based upon our allowed costs and projected revenue requirement, including an authorized rate-of-return of 11.25%. In an order dated January 25, 2008, the FCC granted our request for a waiver of the “all or nothing” rule, which allows us to continue to operate under both of these regimes until the FCC completes its general review of whether to modify or eliminate the all or nothing rule, or makes other comprehensive changes to its access charge rules.
     The FCC has made various reforms to the existing rate structure for access charges, which, combined with the development of competition, have generally caused the aggregate amount of switched access charges paid by long-distance carriers to decrease over time. Other reform proposals are now pending, and additional reforms were recommended in the NBP. These proposals could require ILECs to convert all rate-of-return operations to price cap, or to restructure, reduce, or eliminate access charges and recover the lost revenue through end-user charges or Universal Service Support. The FCC has also sought comment on whether access charges should apply to VoIP or other IP-based service providers. The FCC also is considering whether to restrict some of the pricing flexibility enjoyed by price cap ILECs, which includes some of our Northern New England operations. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.
Universal Service Support
     Current FCC rules provide different methodologies for the determination of universal service payments to rural and non-rural carriers. In general, the rules provide high-cost support to rural carriers where the company’s actual costs exceed a nationwide benchmark level. High-cost support for non-rural carriers, on the other hand, is determined by a nationwide cost proxy model. Under the current FCC rules, our non-rural operations receive support under the non-rural model methodology in Maine and Vermont. The FCC’s current rules for support to high-cost areas served by non-rural LECs were remanded by the U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. In 2010, in response to the Tenth Circuit remand, the FCC issued an order which justified its prior conclusion. The FCC is also considering proposals to update the proxy model upon which non-rural high-cost funding is determined, as well as other possible reforms to the high-cost support mechanisms for rural and non-rural carriers, including redirecting the fund over time to support broadband communications in areas that otherwise would be unserved.
     The high-cost support payments that are received from the Universal Service Fund are intended to support our operations in rural and high cost markets. Under current FCC regulations, the total Universal Service Fund support available for high-cost loops operated by rural carriers is subject to a cap. The FCC prescribes the “national average cost per loop” each year to keep the total available funding within the cap. Payments from the Universal Service Fund will fluctuate based upon our average cost per loop compared with the national average cost per loop. For example, if the national average cost per loop increases and our operating costs and average cost per loop remain constant or decrease, the payments we will receive from the Universal Service Fund will decline. Based on historical trends, we believe the total high-cost support payments from the Universal Service Fund to our rural operations likely will continue to decline. Universal Service Support high-cost support revenue accounted for less than 2% of our total revenue in the year ended December 31, 2010.
     Universal Service Fund disbursements may be distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of our non-rural and rural LECs are designated as ETCs.

     On May 1, 2008, the FCC adopted an interim emergency cap on the amount of high-cost support that competitive ETCs may receive, pending the FCC’s adoption of comprehensive reform. Such support for each state was capped at the level of support that competitive ETCs were eligible to receive during March 2008 on an annualized basis. The cap became effective on August 1, 2008 and is expected to constrain growth in the total amount of high-cost support available to competitive ETCs. The FCC is currently considering other revisions to the distribution mechanisms for Universal Service Fund high-cost support. The proposals under consideration include using “reverse auctions” to determine recipients of rural high-cost support, using a model to determine the appropriate level of support in all areas where there is no private sector business case for providing voice and broadband services and accelerating targeted funding toward broadband deployment in unserved areas. The FCC is also seeking comment on near-term proposals to reduce current high-cost fund payments. These and other proposed rule changes could reduce our support in the future, reduce the support available to our competitors or provide for new support, such as for broadband services. We cannot predict what course the FCC will take on universal service distribution reform, but it is possible that the remedy selected by the FCC could materially affect the amount of universal service funding we will receive. If our rural LECs were unable to receive Universal Service Fund payments, or if those payments were reduced, many of our rural LECs would be unable to operate as profitably as they have historically in the absence of the implementation of increases in charges for other services. Moreover, if we raise prices for services to offset loss of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss.
     We receive additional support under the FCC’s rules in the forms of Interstate Access Support (“IAS”) and Interstate Common Line Support (“ICLS”). We receive IAS support in all three of our federal price cap study areas (Maine, New Hampshire and Vermont). We also continue to receive ICLS support in our rate-of-return study areas. These forms of support replace revenues previously collected through interstate access charges. The FCC is seeking comment on a proposal to eliminate IAS and transfer the funding to a “Connect America Fund” for broadband (see below). We have no assurance that either of these support programs will remain unchanged if the FCC revises its rules governing universal service and intercarrier compensation.
     We also benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. The FCC has asked the Federal-State Joint Board for Universal Service to recommend changes to these low-income programs to address, among other things, access to broadband and eligibility for support. We have no assurance whether we or our competitors will be affected by any such changes.
     On February 9, 2011, the FCC released a Notice of Proposed Rulemaking and Further Notice of Proposed Rulemaking In the Matters of Connect America Fund, A National Broadband Plan for our Future, Establishing Just and Reasonable Rates for Local Exchange Carriers, High-cost Universal Service Support, Developing a Unified Intercarrier Compensation Regime, Federal-State Board on Universal Service, and Lifeline and Linkup (“NPRM on ICC/USF”). This NPRM on ICC/USF proposes significant changes to all intercarrier compensation and USF funding for local exchange carriers, such as us. In general, the NPRM on ICC/USF proposes to retarget existing USF funding to a new program called Connect America Fund (“CAF”), which is designed to increase availability of broadband services to areas which are currently unserved. It proposes to reduce and/or eliminate intercarrier compensation for voice traffic, in anticipation of an all Internet Protocol (“IP”) network. Intercarrier compensation includes state and interstate switched access charges and reciprocal compensation payments for traffic exchanged between LECs. The FCC proposes both short-term and long-term changes and transitions from the current regime to the new regime. It is not known what changes the FCC will adopt in this proceeding, when the changes will occur, or what impacts this will have on our business.
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

Local Service Competition
     The 1996 Act provides, in general, for the removal of barriers to market entry in order to promote competition in the provision of local telecommunications and information services. As a result, competition in our local exchange service areas will continue to increase from CLECs, wireless providers, cable companies, Internet service providers, electric companies and other providers of network services. Many of these competitors have a significant market presence and brand recognition, which could lead to more competition and a greater challenge to our future revenue growth.
     Under the 1996 Act, all LECs, including both ILECs and CLECs, are required to: (i) allow others to resell their services; (ii) ensure that customers can keep their telephone numbers when changing carriers, referred to as local number portability; (iii) ensure that competitors’ customers can use the same number of digits when dialing and receive nondiscriminatory access to telephone numbers, operator service, directory assistance and directory listing; (iv) ensure competitive access to telephone poles, ducts, conduits and rights of way; and (v) compensate competitors for the cost of completing calls to competitors’ customers from the other carrier’s customers.
     In addition to these obligations, ILECs are subject to additional requirements to: (i) interconnect their facilities and equipment with any requesting telecommunications carrier at any technically feasible point; (ii) unbundle and provide nondiscriminatory access to certain network elements, referred to as unbundled network elements (“UNEs”), including some types of local loops and transport facilities, at regulated rates and on nondiscriminatory terms and conditions, to competing carriers that would be “impaired” without them; (iii) offer their retail services for resale at wholesale rates; (iv) provide reasonable notice of changes in the information necessary for transmission and routing of services over the ILEC’s facilities or in the information necessary for interoperability; and (v) provide, at rates, terms and conditions that are just, reasonable and nondiscriminatory, for the physical co-location of equipment necessary for interconnection or access to UNEs at the ILEC’s premises. Competitors are required to compensate the ILEC for the cost of providing these services.
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
     Our Legacy FairPoint rural operations are exempt from the additional ILEC requirements until the applicable rural carrier receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible and is consistent with the universal service objectives set forth in the 1996 Act. This exemption will be effective for all of our existing Legacy FairPoint rural ILEC operations, except in Florida where the legislature has determined that all ILECs are required to provide the additional services as prescribed in the 1996 Act. If a request for any of these additional services is filed by a potential competitor with respect to one of our other existing rural operating territories, we will likely ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds an exemption in whole or in part and does not allow us adequate compensation for the costs of providing the interconnection, our costs could increase significantly; we could face new competitors in that state; and we could suffer a significant loss of customers and incur a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements. Any of these could result in a material adverse effect on our business, financial condition, results of operations and liquidity.
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

Long-Distance Operations
     The FCC has required that ILECs that provide interstate long-distance services originating from their local exchange service territories must do so in accordance with “non-structural separation” rules. These rules have required that our long-distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate and (iii) acquire any services from their affiliated LEC at tariffed rates, terms and conditions. The Bell Operating Companies are subject to a different set of rules allowing them to offer both long-distance and local exchange services in the regions where they operate as Bell Operating Companies, subject to certain conditions with which we comply. In addition, our operations have been obligated under the FCC’s “equal access” scripting requirement to read new customers a list of all available long-distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long-distance market. The FCC recently ruled that the Bell Operating Companies need no longer comply with these rules for their long-distance services in order to avoid classification as a dominant carrier, and that their ILEC affiliates need no longer comply with the separation rules for their long-distance services, provided that they comply with certain existing and additional safeguards, such as providing special access performance metrics, offering low-volume calling plans and making available certain monthly usage information on customers’ bills. The FCC also has ruled that the Bell Operating Companies and their ILEC affiliates are no longer required to comply with the equal access scripting requirement. However, until similar relief is granted in each state by the state PUC, FairPoint will continue to comply with the equal access scripting requirements.
Other Obligations under Federal Law
     We are subject to a number of other statutory and regulatory obligations at the federal level. For example, the Communications Assistance for Law Enforcement Act (“CALEA”), requires telecommunications carriers to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Under CALEA and other federal laws, we may be required to provide law enforcement officials with call records, content or call identifying information, pursuant to an appropriate warrant or subpoena.
     The FCC limits how carriers may use or disclose customer proprietary network information (“CPNI”), and specifies what carriers must do to safeguard CPNI provided to third parties. Congress has enacted, and state legislatures are considering, legislation to criminalize the unauthorized sale of call detail records and to further restrict the manner in which carriers make such information available.
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
     The FCC has ruled that dedicated broadband Internet access services offered by telephone companies (using DSL technology), cable operators, electric utilities and terrestrial wireless providers qualify as largely deregulated information services. LECs or their affiliates may offer the underlying broadband transmission services that are used as an input to dedicated broadband Internet access services through private carriage arrangements on negotiated commercial terms. The FCC order also allows rural rate-of-return carriers, including most of our Legacy FairPoint operations, the option to continue providing DSL service as a common carrier (status quo) offering. The FCC also has concluded that broadband Internet access service providers must comply with CALEA. Despite the

FCC’s previous ruling that broadband Internet access is an information service, the FCC continues to evaluate this finding and is expected to issue a Notice of Proposed Rulemaking (“NPRM”) that could re-regulate broadband Internet access. We can provide no assurance about the outcome of such NPRM and how it may affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so.
     The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC’s rules protecting CPNI; provide local number portability; and pay regulatory fees. Recently there have also been discussions among policymakers concerning “net neutrality,” or the potential requirement for non-discriminatory treatment of traffic over broadband networks. The FCC released a statement of principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. However, we cannot predict what impact, if any, this may have on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. The FCC has preempted some state regulation of VoIP.
     Additional rules and regulations may be extended to the Internet and to broadband Internet access. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. For example, the FCC is considering reclassifying the transport component of broadband service as a “telecommunications service.” We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position.
     On February 17, 2009, Congress enacted the Recovery Act which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. We applied for stimulus funding under the Recovery Act, but did not receive any grant funding. There have recently been several grants of stimulus funding under the Recovery Act in our Northern New England and other service areas. Any networks built with these funds in such areas will at some point provide competition for our products and services.
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
     Most state commissions have traditionally regulated LEC pricing through cost-based rate-of-return regulation. In recent years, however, state legislatures and regulatory commissions in most of the states in which our telephone companies operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue. Such relief may take the form of mandatory deregulation of particular services or rates; or it may consist of optional alternative forms of regulation (“AFOR”), which may involve price caps or other flexible pricing arrangements. Some of these deregulatory measures are described in greater detail below. We believe that some AFOR plans allow us to offer new and competitive services faster than under the traditional regulatory regimes.
     The following summary addresses significant regulatory actions by regulatory agencies in Maine, New Hampshire and Vermont that have affected or are expected to affect our Northern New England operations:

Regulatory Conditions to the Merger, as Modified in Connection with the Plan
     As required by the Plan as a condition precedent to the effectiveness of the Plan, we were required to obtain certain regulatory approvals, including approvals from the public utility commissions in Maine and New Hampshire and the Vermont Public Service Board (the “Vermont Board”). In connection with the Chapter 11 Cases, we negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) the Merger Orders. We agreed to the Regulatory Settlements described below.
New Hampshire Regulatory Settlement
     On July 7, 2010, the New Hampshire Public Utilities Commission (“NHPUC”) provided its approvals for New Hampshire, including of the Regulatory Settlement for New Hampshire (the “New Hampshire Regulatory Settlement”). The New Hampshire Regulatory Settlement provides for, among other things, the following:
     Service Quality Requirements:
•	We will commit to meet the broadband build out and capital investment requirements and continue operating under the service quality index (“SQI”) service quality program of the January 23, 2008 Settlement Agreement (the “NH 2008 Settlement”) among Verizon, the Company and the staff of the NHPUC and Order No. 24,823 in Docket DT 07-011 (the “NH 2008 Order”), subject to certain modifications described in the New Hampshire Regulatory Settlement.

•	SQI penalties for 2009 were deferred until December 31, 2010. If we met specified service levels on average in five performance areas over the twelve calendar months in 2010, the 2009 penalties would be waived. If we met the service levels for some but not all of these five performance areas, the penalties would be reduced by 20% for each performance area specified for which we met specified service levels on average over the 12 calendar months in 2010. As of December 31, 2010 we expect to receive a 60% penalty waiver. The amount of the waiver is subject to the review and approval of the NHPUC.
     Broadband Commitments:
•	We have agreed to adhere to the broadband coverage commitments prescribed in the NH 2008 Order; however, certain broadband build-out commitments with a deadline of April 1, 2010 were extended to December 31, 2010. We believe that we have fulfilled this broadband coverage commitment as of December 31, 2010, although we are in the process of confirming such compliance.

•	We confirmed our commitment to spend a total of at least $56.4 million on our New Hampshire broadband build-out by March 31, 2015 and we have spent $51.7 million as of December 31, 2010.

•	We have the option to resell terrestrial (non-satellite) based service providers’ broadband service offerings in order to fulfill our broadband build out and/or service requirements with respect to the last eight percent (8%) of our broadband availability requirements as contained within the NH 2008 Settlement, provided that the services meet or exceed all requirements of the NH 2008 Order, and the resold services are purchased through and serviced by us.

•	Pricing restrictions regarding stand-alone DSL service will terminate on April 1, 2011; provided, however, that we will continue to honor the “for life” pricing that Verizon had offered to certain customers.

•	The first $500,000 of any penalty amounts resulting from any failure to meet broadband commitments will be paid to the New Hampshire Telecommunications Planning and Development Fund. Any penalties above $500,000 will be invested within three years of the date of the penalty as additional expenditures for our network, subject to NHPUC approval.

     Expenditure Commitments:
•	We reconfirmed our commitment to spend $285.4 million in capital expenditures through March 31, 2013, of which $211.7 million has been spent through December 31, 2010; provided, however, that the amounts expended toward the $56.4 million broadband commitment described above may be applied to the $285.4 million capital expenditure commitment.

•	We will reduce our $65.0 million “other expenditure” commitment by $10.0 million and reallocate the $10.0 million to recurring maintenance capital expenditures to be spent on or before March 31, 2013. This $10.0 million increases the $285.4 million capital expenditure commitment to $295.4 million.

•	We may further reduce our $65.0 million “other expenditure” commitment by up to $10.5 million to the extent such amounts are needed and are actually expended beyond the original $56.4 million broadband commitment in order to achieve 95% broadband availability.

•	We may further reduce our $65.0 million “other expenditure” commitment by $4.5 million of capital expenditures already expended in excess of amounts estimated to develop our Next Generation Network.

•	We will have from April 1, 2010 to March 31, 2015 to meet whatever “other expenditure” commitment remains after the preceding reductions, which will be spent on “network enhancing activities.”
     Financial Commitments:
•	Certain of the financial conditions of the NH 2008 Settlement and the NH 2008 Order are replaced by the terms of the New Hampshire Regulatory Settlement and are satisfied or rendered moot by the debt reductions resulting from the Plan.
     Management Commitments:
•	Our board of directors is required to consist of a supermajority of newly appointed independent directors, and at least one member of the board of directors will reside in northern New England. We are in compliance with this obligation.

•	Our board of directors is required to appoint a “regulatory sub-committee” that will monitor compliance with the terms of the NH 2008 Order, as modified by the New Hampshire Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine. We appointed a regulatory committee on the Effective Date.

•	We are required to maintain a state president who will provide a senior regulatory presence in New Hampshire and is able to reasonably respond to various future Company-based NHPUC dockets or regulatory issues relating to telecommunications. We fulfilled this obligation in February of 2010.

•	We agreed to seek to have a Chief Information Officer in place by June 30, 2010. We fulfilled this obligation in March of 2010.

•	We have agreed that the 2010 Annual Incentive Plan and the Success Bonus will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics goals and the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for us in total.
     Other:
•	We are required to reimburse the State of New Hampshire for certain costs and expenses.

•	During the first two years following the Effective Date of the Plan, we are barred from paying dividends if we are in material breach of the New Hampshire Regulatory Settlement until we cure such breach.

     Maine Regulatory Settlement
     On July 6, 2010, the Maine Public Utilities Commission (the “MPUC”) provided its approvals for Maine, including of the Regulatory Settlement for Maine (the “Maine Regulatory Settlement”). The Maine Regulatory Settlement provides for, among other things, the following:
     General:
•	We will comply with the MPUC’s February 1, 2008 Order issued in Docket Nos. 2007-67 and 2005-155, and all stipulations approved thereby (the “ME 2008 Merger Order”), including provisions regarding broadband build-out, capital investment, the SQI program and other provisions of the ME 2008 Merger Order, subject to certain modifications described in the Maine Regulatory Settlement.
     Service Quality Requirements:
•	We and the MPUC agreed to submit a joint consent order to the Bankruptcy Court which provides for the implementation of the SQI rebates for the 2008-2009 SQI year, starting with bills issued in March 2010.
     Broadband Commitments:
•	The deadline for the initial 83% broadband build-out requirement was extended from April 1, 2010 to December 31, 2010. We believe that we have fulfilled this broadband coverage commitment as of December 31, 2010, although we are in the process of confirming such compliance. An additional interim requirement of 85% is established with a July 31, 2012 deadline, and the final requirement, with a March 31, 2013 deadline, will be reduced from 90% to 87%. However, if we fail to meet any of these requirements, we shall be further required to achieve 90% by March 31, 2014. We further agreed that by March 31, 2013, we would achieve 82% for lines in UNE Zone 3. If we meet the 87% requirement by March 31, 2013, we will contribute $100,000 to the ConnectME Authority on July 1, 2013.

•	In meeting our broadband build-out requirements beyond 85%, we may resell the broadband service offerings of other non-satellite providers in order to meet our build-out and/or service requirements, provided that the services meet or exceed all requirements of the ME 2008 Merger Order, the resold services are purchased through and serviced by us, and the MPUC staff approves the provider(s).
     Financial Commitments:
•	The financial conditions in the ME 2008 Merger Order were replaced by the terms of the Maine Regulatory Settlement, which provided that such financial conditions were satisfied or were rendered moot by the debt reductions resulting from the Plan.
     Management Commitments:
•	Our New Board is required to consist of a supermajority of newly appointed independent directors and at least one member of the New Board will reside in northern New England. We are in compliance with this obligation.

•	The New Board is required to appoint a “regulatory sub-committee” that will monitor compliance with the terms of the ME 2008 Merger Order, as modified by the Maine Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine. We appointed a regulatory committee on the Effective Date.

•	We agreed to seek to have a Chief Information Officer in place by June 30, 2010. We fulfilled this obligation in March of 2010.

•	We have agreed that the 2010 Annual Incentive Plan and the Success Bonus will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics and the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for us in total, and that we will disclose such metrics to the MPUC and the Office of the Public Advocate of the State of Maine (the “Maine Public Advocate”).
     Other:
•	We are required to reimburse the MPUC and Maine Public Advocate for certain costs and expenses.
     Vermont Regulatory Settlement
     On December 23, 2010, the Vermont Board provided its approvals in Vermont, including of the Regulatory Settlement for Vermont (the “Vermont Regulatory Settlement”). The Vermont Regulatory Settlement provides for, among other things, the following:
     Service Quality Requirements:
•	In general, all of the service quality programs contained in the January 8, 2008 settlement agreement among Verizon, the Company and the Department of Public Service (“DPS”) (the “VT 2008 Settlement”) and the February 15, 2008 Order RE: MODIFIED PROPOSAL IN Docket Number 7270 (the “VT 2008 Order”) will remain in place subject to certain modifications described in the Vermont Regulatory Settlement.

•	SQI penalties for 2008 and 2009 were deferred until December 31, 2010. If we met specified service levels on average in ten performance areas over the twelve calendar months in 2010, the 2008 and 2009 penalties would be waived. If we met the service levels for some but not all of these ten performance areas, the penalties would be reduced by 10% for each performance area specified for which we met specified service levels on average over the 12 calendar months in 2010. As of December 31, 2010 we expect to receive at least an 80% penalty waiver. The amount of the waiver is subject to the review and approval of the Vermont Board.
     Broadband Commitments:
•	We will undertake to deploy broadband services to 95% of all access lines in those exchanges that have been identified for 100% broadband availability in the VT 2008 Order (the “100% Exchanges”) by June 30, 2011. With respect to the remaining 5% of lines in the 100% Exchanges, we will deploy broadband to any requesting customer using an extended service interval of 90 days from the date of the receipt of the order from the customer, provided such order is made no sooner than June 30, 2011. Failure to meet such requirements will require us to waive certain service charges.

•	We also will request that the Vermont Board authorize us to use high-cost USF funds for three consecutive years to upgrade local loop plant and infrastructure in order to improve our service quality and network reliability. If the Vermont Board authorizes us to use the high-cost USF funds, and to the extent permitted by FCC rules, we may invest the high-cost USF funds in network infrastructure that will support the deployment of broadband services to an additional 5% of access lines on a timeline that varies depending on the date of the Vermont Board’s authorization.

•	We will have the option to resell terrestrial (non-satellite) based service providers’ broadband service offerings in order to fulfill our broadband build-out and/or service requirements as contained in the VT 2008 Order, provided that the services meet or exceed all requirements of the VT 2008 Order as modified by the Vermont Regulatory Settlement and the resold services are purchased through and serviced by us.

•	Penalty amounts resulting from any failure to meet broadband deployment requirements will be managed by us with funds deposited into an escrow account with an escrow agent, which will reimburse us for costs incurred for additional network projects completed within 18 months of the date of the penalty, such projects subject to the approval of the DPS.
     Capital Investment Commitments:
•	We will meet the capital investment requirements of the VT 2008 Order.
     Financial Commitments:
•	Certain of the financial conditions of the VT 2008 Settlement and the VT 2008 Order are replaced by the terms of the Vermont Regulatory Settlement and are satisfied or rendered moot by the debt reductions resulting from the Plan.
     Management Commitments:
•	Our New Board is required to consist of a supermajority of newly appointed independent directors and at least one member of the New Board will reside in northern New England. We are in compliance with this obligation.

•	The New Board is required to appoint a “regulatory sub-committee” that will monitor compliance with the terms of the VT 2008 Order, as modified by the Vermont Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine. We appointed a regulatory committee on the Effective Date.

•	We are required to maintain a state president who will provide a senior regulatory presence in Vermont and be able to reasonably respond to various future Company-based dockets or regulatory issues relating to telecommunications. We fulfilled this obligation in January of 2010.

•	We agreed to seek to have a Chief Information Officer in place by June 30, 2010. We fulfilled this obligation in March of 2010.

•	We have agreed that the 2010 Annual Incentive Plan and the Success Bonus will be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics goals and the weighting for each of these categories will be computed and clearly stated for the incentive and bonus plans for each individual and for us in total.
     Other:
•	We are required to reimburse the State of Vermont for certain costs and expenses.

•	During the first two years following the Effective Date of the Plan, we are barred from paying dividends if we are in material breach of the Vermont Regulatory Settlement until we cure such breach.
Other Regulatory Matters
     Maine — Retail Regulation
     Our Northern New England operations in Maine currently operate under an AFOR implemented upon consummation of the Merger. The AFOR provides for the capping of rates for basic local exchange services and allows pricing flexibility for other services, including intrastate long-distance, optional services and bundled packages. Under the terms of the ME 2008 Merger Order, among other things, we reduced the caps on monthly basic exchange rates effective as of August 1, 2008 by an amount designed to decrease revenues by approximately $1.5 million per month (depending on the applicable number of access lines). The current AFOR caps basic exchange rates in Maine at the new level for five years after August 1, 2008. The AFOR also includes an SQI requirement for our Northern New England operations in Maine, which establishes benchmarks for certain performance categories and imposes penalties for the failure to meet the benchmarks. Our Legacy FairPoint operations in Maine and Vermont converted to price cap regulation on July 1, 2010. All telephone companies in Maine are required to establish intrastate access rates which do not exceed their interstate access rates as they existed on January 1, 2003. Certain intrastate wholesale services are also subject to tariff requirements of the MPUC. In addition to the regulation of rates and service, telephone companies are generally subject to regulation by the MPUC in other areas, including transactions with affiliates, financing and reorganizations.
     Maine — Unbundling of Network Elements
     In orders issued in 2004 and 2005, the MPUC ruled that it had the authority under federal law to regulate compliance with certain conditions that our Northern New England operations must satisfy to sell long-distance services, and in particular to define the elements that our Northern New England operations must provide on a wholesale basis to competitive carriers under Section 271 of the Communications Act. The MPUC ruled that it had the authority to set rates for Section 271 elements and interpreted Section 271 to require our Northern New England operations to provide access to elements that the FCC had held are not required to be provided as UNEs under Section 251 of the Communications Act. Prior to the Merger, Verizon New England challenged the ruling in the U.S. District Court of Maine. Following an unfavorable ruling, Verizon New England appealed to the First Circuit Court of Appeals. The First Circuit vacated the District Court’s decision and held that the MPUC has no such authority. The court remanded the matter for further proceedings by the District Court, which subsequently dismissed the case at our and the MPUC’s request. On November 25, 2009, the MPUC petitioned the FCC for a declaratory ruling requiring us to provide certain UNEs, which is now pending.
     New Hampshire
     Our ILEC business operations in New Hampshire are subject to rate-of-return regulation. We have adopted the contractual and tariffed rates and terms and conditions that were in effect for the Verizon Northern New England business prior to the Merger. No rate proceeding is pending. Within this regulatory structure, the NHPUC has instituted rules and policies to expedite offerings of new services, but we are subject to regulations, such as tariff filing and cost allocation requirements, that are not applicable to our competitors. In addition to our access tariff, we maintain two New Hampshire wholesale tariffs, one for interconnection, co-location and UNEs and another for services offered to carriers for resale. The order of the NHPUC approving the spin-off and the Merger includes conditions generally limiting rates for existing retail, wholesale and DSL services during the three years following the closing of the Merger to those in effect as of the close date of the Merger.
     In a case similar to that of the MPUC described under “— Maine — Unbundling of Network Elements,” the NHPUC had entered orders asserting authority under federal law to require the Verizon Northern New England business to continue offering certain network elements no longer required to be offered pursuant to Section 251 of the 1996 Act, and at existing total element long run incremental cost rates, until the NHPUC decided otherwise. The Verizon Northern New England business challenged the orders in the United States District Court for the District of New Hampshire and obtained an order enjoining the NHPUC from enforcing the orders. The recent First Circuit decision that considered the MPUC order also considered this New Hampshire decision and affirmed the District Court’s opinion.
     In 2008, the NHPUC issued an order determining that intra-LATA carrier common line switched access charges did not apply to certain interexchange calls where neither the calling nor the called party is served by our Northern New England operations. This decision was reversed by the New Hampshire Supreme Court on appeal. Following this decision, the NHPUC directed us to file tariff revisions to remove such charges prospectively and we objected to this requirement. The matter remains pending before the NHPUC.
     Vermont
     In April 2006, the Vermont Board issued a final order adopting an amended alternative regulatory plan (the “Amended Incentive Regulation Plan”) for the Verizon Northern New England business to replace a plan adopted in 2000. The Amended Incentive Regulation Plan is retroactive to July 1, 2005, and runs through December 31, 2010. The Vermont Board has extended the Amended Incentive Regulation Plan through March 31, 2011 to allow the parties time to negotiate a replacement plan. Under the Amended Incentive Regulation Plan, the Verizon Northern New England business committed to make broadband capability available to 75% of its access lines in Vermont by 2008 and 80% of its access lines in Vermont by 2010 with milestones of 65% and 77% for 2007 and 2009, respectively. The Amended Incentive Regulation Plan provides pricing flexibility for all new services, and no price increases are permitted for existing services such as basic exchange service, message toll service and most vertical services. The final order also continues an SQI plan with a $10.5 million penalty cap. Other provisions of the order include lifeline credits for qualified customers that subscribe to bundled services and a requirement to separately publish and distribute white and Yellow Pages directories. The VT 2008 Order was conditioned on our being subject to the terms and conditions of the Amended Incentive Regulation Plan. As a part of our settlement with the Vermont DPS, and as ordered by the Vermont Board as a condition of approval of the Merger, we agreed to exceed the existing Amended Incentive Regulation Plan’s broadband build-out milestones and agreed to a condition that requires us to reach 100% broadband availability in 50% of our exchanges in Vermont by December 31, 2010. This requirement has been adopted by the Vermont Board as a condition of approval and is in addition to the broadband expansion requirements contained in the existing Amended Incentive Regulation Plan. We have also agreed in our settlement with the Vermont DPS to implement a performance enhancement plan, which was adopted by the Vermont Board as a condition of approval (in addition to the retail service quality plan required under the Amended Incentive Regulation Plan). As noted above, some of these matters are subject to modifications as part of the Vermont Regulatory Settlement.
Local Government Authorizations
     We may be required to obtain from municipal authorities permits for street opening and construction or operating franchises to install and expand facilities in certain communities. If we enter into the video markets, municipal franchises may be required for us to operate as a cable television provider. Some of these franchises may require the payment of franchise fees. We have historically obtained municipal franchises as required. In some areas, we will not need to obtain permits or franchises because the subcontractors or electric utilities with which we will have contracts already possess the requisite authorizations to construct or expand our networks. In association with the Recovery Act, there may be an increase in our requirements associated with road move requests pursuant to new funding for roads. It is not certain whether funding will be available to us for this potential obligation.
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
ITEM 1A. RISK FACTORS
     Any of the following risks could materially adversely affect our business, consolidated financial condition, results of operations, liquidity and/or the market price of our Common Stock. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business operations.
     Risks Related to Our Emergence from Chapter 11 Bankruptcy Protection
     Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.
     In connection with the Chapter 11 Cases, we were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy protection. These projections were included in the disclosure statement approved by the Bankruptcy Court in March 2010 and reflected numerous assumptions concerning anticipated future performance and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. These projections were revised in connection with a subsequent review of our financial forecast, and as a result of this review of our financial forecast, in December 2010 we provided notice of certain changes to the forecasted financial results to the classes of creditors entitled to vote on the Plan, which notice was filed with the Bankruptcy Court.
     Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections for a variety of reasons. The projections have not been incorporated by reference into this report and neither these projections nor any version of the disclosure statement or the notice referred to above should be considered or relied upon in connection with any investment decision concerning our Common Stock.
     Our bankruptcy proceedings, which improved our capital structure, contemplated that we would implement our strategy and business plan based upon assumptions and analyses developed by us. There is no guarantee that we will be able to achieve these objectives, which could have a material adverse effect on our business, financial condition, results of operation, liquidity and/or the market price of our Common Stock.
     Our bankruptcy proceedings, which improved our capital structure, contemplated that we would refine and implement our strategy and business plan based upon assumptions and analyses developed by us in light of our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we considered appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to obtain adequate liquidity and financing sources; (ii) our ability to restore customers’ confidence in our viability as a continuing entity and to attract and retain sufficient customers; (iii) our ability to retain key employees; (iv) changes in consumer demand for, and acceptance of, our services; and (v) the overall strength and stability of general economic conditions and of the financial industry. The failure of any of these factors could materially adversely affect the successful execution of our strategy and business plan and the stated goals of the Plan may not be achieved, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Because our future consolidated financial statements will reflect fresh start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our future financial statements will not be comparable to our financial information from prior periods, including the statements contained herein.
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan; therefore our future consolidated statements of financial position and consolidated statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the financial statements contained herein. As a result, our financial and operating results for the year ended December 31, 2010 may not be indicative of future financial performance.
     In addition, as the Chapter 11 Cases remain open, our consolidated balance sheet upon our emergence from Chapter 11 will include accruals for unresolved claims related to the Chapter 11 Cases. These accruals are based on management’s best estimate of future settlements of such unresolved claims and are subject to adjustment subsequent to the Effective Date. To the extent that our negotiations result in favorable or unfavorable settlements in relation to the amount accrued, we will recognize gains and/or losses in our consolidated statement of operations subsequent to the Effective Date.

     Risks Related to our Common Stock and Our Substantial Indebtedness
     The price of our Common Stock may be volatile and may fluctuate substantially, which could negatively affect holders of our Common Stock.
     Shares of our Common Stock were listed on the Nasdaq Capital Market effective as of January 25, 2011. There has been a public market for our Common Stock for only a short period of time. An active, liquid and orderly market for our Common Stock may not be sustained, which could depress the market price of our Common Stock. An inactive market may also impair our ability to raise capital.
     In addition, the market price of our Common Stock may fluctuate widely as a result of various factors, period-to-period fluctuations in our operating results, the volume of sales of our Common Stock, dilution, developments in the communications industry, the failure of securities analysts to cover our Common Stock or changes in financial estimates by analysts, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have in the past experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our Common Stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.
     Based on Schedules 13D and 13G filed by the respective holders, as of March 25, 2011, entities advised by Angelo, Gordon & Co., L.P. (“Angelo Gordon”) hold approximately 17.7% of our outstanding Common Stock, funds managed by Marathon Asset Management, L.P. hold approximately 10.9% of our Common Stock and funds managed by Chatham Asset Management, LLC hold approximately 5.6% of our Common Stock (assuming exercise of all warrants to purchase Common Stock held by those funds). As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies.
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
     As of March 25, 2011, we had 26,197,432 shares of Common Stock outstanding. All such shares are freely tradable except for any shares of our Common Stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon has certain registration rights with respect to the Common Stock it holds or may acquire in the future.
     We may issue shares of our Common Stock, or other securities, from time to time as consideration for future acquisitions and investments. In the event any such acquisition or investment is significant, the number of shares of our Common Stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be significant. We may also grant registration rights covering these shares or other securities in connection with any such acquisitions and investments.

     We do not expect to pay any cash dividends for the foreseeable future.
     On March 4, 2009, our board of directors voted to suspend our quarterly dividend. We do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by orders of state regulatory authorities, results of operations, financial condition, contractual restrictions contained in the agreements governing our Exit Credit Agreement or indebtedness we may incur in the future, restrictions imposed by applicable law and other factors our board of directors may then deem relevant.
     Although we successfully consummated the Plan, we have substantial indebtedness which could have a negative impact on our financing options and liquidity position.
     As of the Effective Date, we had approximately $1,000.0 million of total debt outstanding. In addition, as of the Effective Date, we had approximately $56.3 million, net of outstanding letters of credit, available for additional borrowing under our Exit Revolving Loan.
     Our overall indebtedness and the terms of our Exit Credit Agreement could:
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
     Our ability to continue to fund our debt requirements and to reduce debt may be affected by general economic, financial market, competitive, legislative and regulatory factors, among other things. An inability to fund our debt requirements, reduce debt or satisfy debt covenant requirements could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     In addition, all of our indebtedness bears interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. In addition, interest payments on the Exit Term Loan in our Exit Credit Agreement are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk.

     We are a holding company and rely on dividends, interest and other payments, advances and transfers of funds from our operating subsidiaries and investments to meet our debt service and other obligations and to pay dividends, if any, on our Common Stock.
     We are a holding company and conduct no operations. Accordingly, our cash flow and our ability to make payments on, or repay or refinance, our indebtedness and to fund planned capital expenditures and other cash needs will depend largely upon the cash flows of our operating subsidiaries and the payment of funds by those subsidiaries to us in the form of repayment of loans, dividends, management fees or otherwise. Distributions to us from our subsidiaries will depend on their respective operating results and will be subject to restrictions under, among other things,
•	the laws of their jurisdiction of organization;

•	the rules and regulations of state and federal regulatory authorities;

•	agreements of those subsidiaries, including agreements governing their indebtedness; and

•	regulatory restrictions.
     Our subsidiaries have no obligation, contingent or otherwise, to make funds available, whether in the form of loans, dividends or other distributions to us. Any inability to receive distributions from our subsidiaries could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not generate sufficient funds from operations to repay or refinance our indebtedness at maturity or otherwise or to fund our operations.
     Our ability to make payments on, or repay or refinance, our indebtedness, and to fund planned capital expenditures, unanticipated capital expenditures and other cash needs will depend largely upon our future operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, our ability to borrow funds in the future to make payments on our indebtedness will depend on the satisfaction of the covenants in the agreements governing our indebtedness. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.
     In addition, we can provide no assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we are unable to make payments or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:
•	sales of assets;

•	reduction or delay of capital expenditures, strategic acquisitions, investments and alliances; or

•	negotiations with our lenders to restructure the applicable debt.
     The agreements governing our indebtedness may restrict, or market or business conditions may limit, our ability to take some of these actions or the effectiveness of these actions.

     An inability to generate sufficient funds from operations to repay or refinance our indebtedness at maturity or otherwise fund our operations could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Our financing arrangements subject us to various restrictions that could limit our operating flexibility, our ability to make payment on our debt and to fund dividends, if any, on our Common Stock.
     The Exit Credit Agreement contains restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of the Exit Credit Agreement impose, and the agreements governing any future indebtedness may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:
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
     Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in the Exit Credit Agreement could result in a default thereunder. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Any of these events could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness.
     As of the Effective Date, our NOLs have been substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Code. This followed previous ownership changes resulting from our initial public offering in February 2005 which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to the initial public offering and the Merger. Although we do not expect that these limitations will materially affect our U.S. federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to service our debt and pay dividends, if any, in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Our actual operating results may differ significantly from our guidance.
     From time to time, we have released and may continue to release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.
     Guidance is based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent our actual results which could fall outside of the suggested ranges. The principal reason that we release this data is to provide a basis for our management to discuss our business outlook with analysts and investors. Notwithstanding this, we do not accept any responsibility for any projections or reports published by any such outside analysts or investors.
     Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions or the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.
     Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different than the guidance, and such differences may be materially adverse.
     Risks Related to Our Business
     We provide services to customers over access lines, and if we lose access lines, our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock may be materially adversely affected.
     We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2010 and 2009, respectively, we experienced access line equivalent loss of 8.3% and 10.2%. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies as well as challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that the Chapter 11 Cases and certain issues associated with the Cutover may have had an adverse effect on our ability to retain customers.

     We expect to continue to experience net access line losses. Our inability to retain access lines could adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     We provide access services to other communications companies, and if these companies were to find alternative means of providing services, become insolvent or experience substantial financial difficulties, our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock may be materially adversely affected.
     We originate and terminate calls on behalf of long-distance carriers and other interexchange carriers over our network in exchange for access charges. Interstate and intrastate access charges represented approximately 35.6% of our total revenues in 2010. Should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     We are subject to competition that may materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     We face intense competition from a variety of sources for our voice and Internet services in most of the areas we now serve. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our services areas, we face competition from wireless carriers for voice services. As technology and economies of scale improve, competition from wireless carriers is expected to increase. We also face increasing competition from wireline and cable television companies for our voice and Internet services. We estimate that as of December 31, 2010, most of the customers that we serve had access to voice and Internet services through a cable television company. Wireline and cable television companies have the ability to bundle their services, which has and is expected to continue to intensify the competition we face from these providers. VoIP providers, Internet service providers, satellite companies and electric utilities also compete with our services, and such competition is expected to continue to increase in the future. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do.
     In addition, consolidation and strategic alliances within the communications industry or the development of new technologies have had and may continue to have an effect on our competitive position. We cannot predict the number of competitors that will emerge, particularly in light of possible regulatory or legislative actions that could facilitate or impede market entry, but increased competition from existing and new entities could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Competition may lead to loss of revenues and profitability as a result of numerous factors, including:
•	loss of customers (given the likelihood that when we lose customers for local service, we will also lose them for all related services);

•	reduced network usage by existing customers who may use alternative providers for voice and data services;

•	reductions in the service prices that may be necessary to meet competition; and

•	increases in marketing expenditures and discount and promotional campaigns.
     We may not be able to successfully integrate new technologies, respond effectively to customer requirements or provide new services.
     Rapid and significant changes in technology and new service introductions occur frequently in the communications industry and industry standards evolve continually, including but not limited to a transition in the industry from primarily voice products to data services. We cannot predict the effect of these changes on our competitive position, profitability or industry. Technological developments may reduce the competitiveness of our networks and require unbudgeted upgrades or the procurement of additional products that could be expensive and time consuming. In addition, new products and services arising out of technological developments may reduce the attractiveness of our services. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, we could lose customers and be limited in our ability to attract new customers and sell new services to our existing customers, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     The geographic concentration of our operations in Maine, New Hampshire and Vermont make our business susceptible to local economic and regulatory conditions and consumer trends, and an economic downturn, recession or unfavorable regulatory action in any of those states may materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     As of December 31, 2010, we operate in 18 states with approximately 1.4 million access line equivalents, of which approximately 85% are located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2010 through December 31, 2010, our Northern New England operations experienced a 9.5% decline in total access line equivalents in service, compared to a decline of 3.2% for Legacy FairPoint during the same period. A deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to our operations in those states, we could suffer greater harm from that action by state regulators than we would from action in other states because of the concentration of our operations in those states.
     We depend on third party providers for certain of our billing functions, information technology services, including network support and improvements, and for the provision of our long-distance and bandwidth services.
     We have agreements with outside service providers to perform a portion of our billing functions and for our provision of long-distance and bandwidth services. We also rely on certain third parties for information technology services, including network support and improvements.
     If these service providers are unable to adequately perform such services or if one of them experiences a significant degradation or failure with respect to such services, it could result in disruptions in our billing, information technology systems and/or our long-distance and bandwidth services. Furthermore, if these agreements are terminated for any reason, we may be unable to find an alternative service provider in a timely manner or on terms acceptable to us, and may be unable ourselves to perform the services they provide.
     With respect to the agreements governing our long-distance and bandwidth services, these agreements are based, in part, on our estimate of future supply and demand and may contain minimum volume commitments. If we overestimate demand, we may be forced to pay for services we do not need. If we underestimate demand, we may need to acquire additional capacity on a short-term basis at unfavorable prices, assuming additional capacity is available. If additional capacity is not available, we will not be able to meet this demand. In addition, if we cannot meet any minimum volume commitments, we may be subject to underutilization charges, termination charges, or rate increases.
     If any of the foregoing events occurs with respect to our third party providers, our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock could be materially adversely affected.

     A network disruption could cause delays or interruptions of service, which could cause us to lose customers.
     To be successful, we will need to continue to provide our customers reliable service over our expanded network. Some of the risks to our network and infrastructure include:
•	physical damage to access lines;

•	widespread power surges or outages;

•	software defects in critical systems;

•	disruptions beyond our control; and

•	capacity limitations resulting from changes in our customers’ usage patterns.
     From time to time, in the ordinary course of business, we could experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Our success will depend on our ability to attract and retain qualified management and other personnel.
     Our success depends upon the talents and efforts of our senior management team. None of our senior executives, with the exception of Paul H. Sunu, our Chief Executive Officer, are employed pursuant to an employment agreement. Mr. Sunu’s current employment agreement expires on August 24, 2013. The loss of any member of our senior management team, due to retirement or otherwise, and the inability to attract and retain highly qualified technical and management personnel in the future, could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     A significant portion of our workforce is represented by labor unions and therefore subject to collective bargaining agreements. If disputes arise, or if we are unable to successfully renegotiate these agreements at an appropriate time, workers subject to these agreements could engage in strikes or other work stoppages or slowdowns, which could materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     As of December 31, 2010 2,578 of our 4,032 employees were covered by fourteen collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. Additionally, future renegotiation of labor agreements or provisions of labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     We have identified material weaknesses in our internal controls over financial reporting which existed as of December 31, 2010. If the steps we take to remedy these material weaknesses are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or prevent us from meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our Common Stock.
     As discussed in “Part II—Item 9A. Controls and Procedures,” we concluded that the following material weaknesses in our internal controls over financial reporting existed as of December 31, 2010:

•	Our information technology controls were not adequate. Specifically, our change management processes were not consistently followed to ensure all changes were appropriately authorized. In addition, access to our information systems was not appropriately restricted.

•	Our management oversight and review procedures designed to monitor the accuracy of period-end accounting activities were ineffective. Specifically, our account reconciliation processes were not adequate to properly identify and resolve discrepancies between our billing system and our general ledger in a timely manner. In addition, project accounting controls were not adequate to ensure charges to capital projects were appropriate or that projects were closed in a timely manner. Furthermore, procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.
     As a result of these material weaknesses, our management concluded that our disclosure controls were not effective as of December 31, 2010. Our management has initiated steps to remediate these issues. If the remediation is not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in material misstatements in our financial statements, prevent us from providing timely financial statements or prevent us from meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our Common Stock.
     We will be exposed to risks relating to evaluations of internal control systems required by Section 404 of the Sarbanes-Oxley Act.
     As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. With respect to internal control over financial reporting, standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal control over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigation by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations and cause investors to lose confidence in our reported financial information.
     We note that we have identified material weaknesses in our internal controls over financial reporting which existed as of December 31, 2010, which material weaknesses are discussed in greater detail in “Part II—Item 9A. Controls and Procedures”.
     Our financial condition and results of operations could be adversely affected if assets held in our Company sponsored pension plans suffer significant losses in market value.
     We sponsor pension and post-retirement healthcare plans for certain employees. During the year ended December 31, 2010, we experienced actual gains on pension plan assets totaling approximately 11.2%. Since the actuarial value of plan assets is dependent on the value of the assets held by each plan, a significant decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making additional contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited, and we could be required to pay participant benefits from our assets. Such required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
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
     Risk of loss or reduction of network access charge revenues. A portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate interexchange carriers for originating and terminating communications in the regions served. This also includes Universal Service Support payments for local switching support, long-term support, and ICLS. In recent years, several of these long-distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and those rates could change in the future. Further, from time to time federal and state regulatory bodies conduct rate cases, “earnings” reviews, or make adjustments to price cap formulas that may result in rate changes. In addition, reforms of the federal and state access charge systems, combined with the development of competition, have caused the aggregate amount of access charges paid by long-distance carriers to decrease. Additional reforms have been proposed. If any of the currently proposed reforms were adopted by the FCC it would likely involve significant changes in the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Decreases in or loss of access charges may or may not result in offsetting increases in local, subscriber line or Universal Service Support revenues. Regulatory developments of this type could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Risk of loss or reduction of Universal Service Fund support. We receive federal Universal Service Support, referred to as the Universal Service Fund, and in some cases, state universal support, to support our operations in high-cost areas. These federal revenues include Universal Service Support payments for local switching support, ICLS, or IAS. High-cost support for our Northern New England operations, referred to as our non-rural operations or non-rural LECs, and for Legacy FairPoint’s traditional, rural local exchange operations, referred to as our rural operations or rural LECs, is determined pursuant to different methodologies, aspects of which are now under review. The FCC has proposed changes to the Universal Service Fund. Any changes to the existing rules could reduce the Universal Service Fund revenues we receive. If we were unable to receive such support, or if that support was reduced, our Northern New England operations would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset these losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. See discussion of FCC NPRM in “Part I— Item 1. Business — Regulatory Environment — Universal Service Support.”
     Further, the total payments from the Universal Service Fund to our rural operations will fluctuate based upon our rural company average cost per loop compared to the national average cost per loop and are likely to decline based on historical trends. We receive IAS in all of our price cap study areas (Maine, New Hampshire and Vermont) and ICLS in our rate-of-return study areas. The FCC also is considering changes to its rules governing who contributes to the Universal Service Support mechanisms, and on what basis. Any changes in the FCC’s rules governing the distribution of such support or the manner in which entities contribute to the Universal Service Fund could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Risk of loss of statutory exemption from burdensome interconnection rules imposed on ILECs. Our rural LECs generally are exempt from the more burdensome requirements of the 1996 Act governing the rights of competitors to interconnect to ILEC networks and to utilize discrete network elements of the incumbent’s network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural LECs, we would be required to provide UNEs to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Risks posed by costs of regulatory compliance. Regulations create significant compliance costs for us. Subsidiaries that provide intrastate services are generally subject to certification, tariff filing and other ongoing regulatory requirements by state regulators. Our interstate and intrastate access services are currently provided in accordance with tariffs filed with the FCC and state regulatory authorities, respectively. Challenges in the future to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, these challenges could adversely affect the rates that we are able to charge our customers, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     In addition, our non-rural operations are subject to regulations not applicable to our rural operations, including but not limited to requirements relating to interconnection, the provision of UNEs, and the other market-opening obligations set forth in the 1996 Act. In approving the transfer of authorizations to us in the Merger, the FCC determined that our non-rural operations would be regulated as a Bell Operating Company following the completion of the Merger, subject to the same regulatory requirements that currently apply to the other Bell Operating Companies. The FCC also stated that we would be entitled to the same regulatory relief that Verizon New England had obtained in the region. Any changes made in connection with these obligations could increase our non-rural operations’ costs or otherwise have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. Moreover, we cannot predict the precise manner in which the FCC will apply the Bell Operating Company regulatory framework to us.
     State regulators have also imposed conditions in various regulatory proceedings that could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     Our business also may be affected by legislation and regulation imposing new or greater obligations related to open Internet access, assisting law enforcement, bolstering homeland security, minimizing environmental impacts, protecting customer privacy or addressing other issues that affect our business. We cannot predict whether or to what extent the FCC might modify its rules or what compliance with those new rules might cost. Similarly, we cannot predict whether or to what extent federal or state legislators or regulators might impose new network access, security, environmental or other obligations on our business.
     Risk of losses from rate reduction. Our local exchange companies that operate pursuant to intrastate rate-of-return regulation are subject to state regulatory authority over their intrastate telecommunications service rates. State review of these rates could lead to rate reductions, which in turn could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
     For a more thorough discussion of the regulatory issues that may affect our business, see “Item 1. Business—Regulatory Environment.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We own or lease all of the properties material to our business. Our headquarters is located in Charlotte, North Carolina, in a leased facility. We also have administrative offices, maintenance facilities, rolling stock, central office and remote switching platforms and transport and distribution network facilities in each of the 18 states in which we operate our LEC business. Our administrative and maintenance facilities are generally located in or near the communities served by our LECs and our central offices are often within the administrative building. Auxiliary battery or other non-utility power sources are at each central office to provide uninterrupted service in the event of an electrical power failure. Transport and distribution network facilities include fiber optic backbone and copper wire distribution facilities, which connect customers to remote switch locations or to the central office and to points of presence or interconnection with the long-distance carriers. These facilities are located on land pursuant to permits, easements or other agreements. Our rolling stock includes service vehicles, construction equipment and other required maintenance equipment.
     We believe each of our respective properties is suitable and adequate for the business conducted thereon, is being appropriately used consistent with past practice and has sufficient capacity for the present intended purposes.
ITEM 3. LEGAL PROCEEDINGS
     From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. During fiscal year 2010, we were subject to the Chapter 11 Cases. We have emerged from Chapter 11 protection; however, these cases have not been closed. For a discussion of the Chapter 11 Cases, see “Item. 1—Business—Emergence from Chapter 11 Proceedings.”
     We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of December 31, 2010, we have recognized an estimated liability of $20.8 million for service quality penalties based on metrics defined by the PUCs in Maine and New Hampshire and the Vermont Public Service Board.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
General
     Our Common Stock began trading on the NASDAQ under the symbol “FRP” effective as of January 25, 2011. Prior to that time, our Old Common Stock traded (i) on the Pink Sheets under the symbol “FRCMQ” from October 26, 2009 to January 24, 2011 and (ii) on the NYSE under the symbol “FRP” from our initial public offering on February 4, 2005 until October 26, 2009, when the NYSE notified us that trading of our Old Common Stock was suspended immediately as a result of the filing of the Chapter 11 Cases. The last day that our Old Common Stock traded on the NYSE was October 23, 2009. On November 16, 2009, the NYSE completed its application to the SEC to delist our Old Common Stock.
     The following table shows the high and low closing sales prices per share of our Old Common Stock as reported on the Pink Sheets from January 1, 2010 to December 31, 2010 and October 26, 2009 to December 31, 2009, and on the NYSE from January 1, 2009 to October 23, 2009. The stock price information is based on published financial sources. As a result of the Chapter 11 Cases, on the Effective Date, the Old Common Stock was cancelled. Accordingly, the prices of the Old Common Stock set forth in the table below are not indicative of the future prices of our Common Stock. The Pink Sheets quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily reflect actual transactions:

Year Ended December 31, 2010	High	Low
First quarter	$0.07	$0.02
Second quarter	0.13	0.03
Third quarter	0.05	0.03
Fourth quarter	0.03	0.02

Year Ended December 31, 2009	High	Low
First quarter	$3.07	$0.36
Second quarter	1.82	0.52
Third quarter	0.92	0.41
Fourth quarter	0.44	0.03
     On March 4, 2009, our board of directors voted to suspend our quarterly dividend. Accordingly, no dividends were declared on our Old Common Stock in 2010 or 2009. We currently do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by orders of state regulatory authorities, results of operations, financial condition, contractual restrictions relating to indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.
     The following table shows the dividends which were paid on our Old Common Stock during 2009:

	Per Share
Year Ended	Dividend
December 31, 2008	Declared	Date Declared	Record Date	Date Paid
Fourth quarter	0.25750	December 5, 2008	December 31, 2008	January 16, 2009
     As of March 25, 2011, there were approximately 175 holders of record of our Common Stock.

Performance Graph
     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telcom sector. The period compared commences on February 4, 2005 and ends on December 31, 2010. This graph assumes that $100 was invested on February 4, 2005 (the date of the initial public offering of our Old Common Stock) in our Old Common Stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested. As a result of the Chapter 11 Cases, on the Effective Date, the Old Common Stock was cancelled. Accordingly, the Old Common Stock price performance shown on the graph is not indicative of the future price performance of our Common Stock which was issued pursuant to the Plan.
Comparison of Cumulative Total Return Among
FairPoint Communications, S&P 500 and S&P 500 Telcom
Securities Authorized for Issuance under Equity Compensation Plans
     The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans. On the Effective Date, in accordance with the Plan, all equity compensation plans in effect at the end of the most recently completed fiscal year were terminated and all awards thereunder were cancelled and extinguished.

Equity Compensation Plan Information (1)

	(a)	(b)	(c)
			Number of securities
			remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	excluding securities
Plan Category	warrants and rights(2)	warrants and rights(2)	reflected in column (a) (3)
Equity compensation plans approved by our stockholders	433,441	$15.20	8,805,011
Equity compensation plans not approved by our stockholders	533,334	$0.95	11,466,666
Total	966,775	$7.34	20,271,677

(1)
On the Effective Date, in accordance with the Plan, all equity compensation plans in effect at the end of the most recently completed fiscal year were terminated and all awards thereunder, including those set forth in this table, were cancelled and extinguished.

(2)
Includes 47,373 options to purchase shares of our Old Common Stock under the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) 1998 Stock Incentive Plan, 130,935 options to purchase shares of our Old Common Stock under the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan, 533,334 options to purchase shares of our Old Common Stock under the FairPoint Communications, Inc. 2009 CEO Compensation Plan, 79,781 restricted units granted under the FairPoint Communications, Inc. 2005 Stock Incentive Plan and 175,352 restricted units granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan.

(3)	Includes 8,980,363 shares under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan and 12,000,000 shares under the FairPoint Communications, Inc. 2009 CEO Compensation Plan.
Repurchase of Equity Securities
     We did not repurchase equity securities during the three months ended December 31, 2010.
Unregistered Sales of Equity Securities
     We did not sell any unregistered equity securities during 2010.
ITEM 6. SELECTED FINANCIAL DATA
     On March 31, 2008, Legacy FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into Legacy FairPoint, with Legacy FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related voice and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a “reverse acquisition” of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The following financial information reflects the transaction as if Spinco had issued consideration to Legacy FairPoint’s shareholders. As a result, for the year ended December 31, 2008, financial information derived from the statement of operations reflects the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. Financial information derived from the statement of operations for all periods prior to April 1, 2008 reflects the actual results of the Verizon Northern New England business for such periods. Financial information derived from the balance sheet reflects the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2008.
     As of the Effective Date, we adopted fresh start accounting in accordance with the Reorganizations Topic of the Accounting Standards Codification (“ASC”), pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the Business Combinations Topic of the ASC, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan; therefore, our future statements of financial position and statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the financial statements contained herein. As a result, our financial and operating results for the year ended December 31, 2010 may not be indicative of future financial performance.
     On the Effective Date, in accordance with the Plan, all equity compensation plans in effect at the end of the most recently completed fiscal year were terminated and all awards thereunder were cancelled and extinguished. In addition, on the Effective Date, in accordance with the Plan, (i) certain of our employees and a consultant of ours received New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the New Board received restricted shares of New Common Stock and options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan. As of March 25, 2011, we had 26,197,432 shares of Common Stock outstanding.
     The following financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations:
Revenues	$1,070,986	$1,119,090	$1,274,619	$1,197,465	$1,193,392
Operating expenses:
Cost of services and sales	525,728	515,394	576,786	555,954	540,305
Selling, general and administrative expenses	365,373	417,512	384,388	288,762	283,089
Depreciation and amortization	289,824	275,334	255,032	233,231	258,515

Total operating expenses	1,180,925	1,208,240	1,216,206	1,077,947	1,081,909

Income (loss) from operations	(109,939)	(89,150)	58,413	119,518	111,483
Interest expense(1)	(140,896)	(204,919)	(162,040)	(70,581)	(65,741)
Gain (loss) on derivative instruments	—	12,320	(11,800)	—	—
Gain on early retirement of debt	—	12,357	—	—	—
Other income, net	2,715	2,000	3,494	3,350	3,531

Income (loss) before reorganization items and income taxes	(248,120)	(267,392)	(111,933)	52,287	49,273
Reorganization items	(41,120)	(53,018)	—	—	—

Income (loss) before income taxes	(289,240)	(320,410)	(111,933)	52,287	49,273
Income tax (expense) benefit	7,661	79,014	43,408	(19,459)	(17,322)

Net income (loss)	$(281,579)	$(241,396)	$(68,525)	$32,828	$31,951

Basic shares outstanding	89,424	89,271	80,443	53,761	53,761
Diluted shares outstanding	89,424	89,271	80,443	53,761	53,761
Basic and diluted earnings (loss) per share	$(3.15)	$(2.70)	$(0.85)	$0.61	$0.59
Cash dividends per share	$—	$0.2575	$0.773	$—	$—
Operating Data:
Capital expenditures	$197,795	$178,752	$296,992	$149,458	$213,808
Access line equivalents(2)	1,417,290	1,545,976	1,721,709	1,600,971	1,703,375
Residential access lines	712,591	802,668	926,610	882,933	966,267
Business access lines	327,812	357,605	392,496	371,041	390,379
Wholesale access lines(3)	87,142	97,161	107,243	124,123	149,998
HSD subscribers	289,745	288,542	295,360	222,874	196,731
Summary Cash Flow Data:
Net cash provided by operating activities	$191,626	$150,323	$57,505	$264,504	$340,590
Net cash used in investing activities	(197,268)	(177,391)	(283,332)	(137,216)	(212,542)
Net cash provided by (used in) financing activities	1,784	66,098	296,152	(127,288)	(128,048)
Balance Sheet Data (at period end):
Cash, excluding restricted cash of $4,098, $4,036 and $68,503 at December 31, 2010, 2009 and 2008	$105,497	$109,355	$70,325	$—	$—
Property, plant and equipment, net	1,859,700	1,950,435	2,013,515	1,628,066	1,701,425
Total assets	2,973,794	3,172,122	3,335,940	1,938,172	2,044,796
Total long-term debt(4)	2,520,959	2,515,446	2,470,253	—	—
Total stockholders’ equity (deficit)	(587,418)	(218,427)	23,786	1,119,162	1,211,913

(1)
Interest expense includes amortization of debt issue costs aggregating $2.0 million and $3.8 million for the fiscal years ended December 31, 2010 and 2009, respectively, as well as amortization of debt discount of $0.5 million for the fiscal year ended December 31, 2009. Debt issue costs of $23.8 million on the Pre-Petition Credit Facility and following the filing of the Chapter 11 Cases, $9.9 million of discount on the Pre-Petition Notes were written off in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt. These write-offs are included in Reorganization items for the year ended December 31, 2009.

(2)	Total access line equivalents includes voice access lines and HSD lines, which include DSL lines, wireless broadband, cable modem and fiber-to-the-premises.

(3)	Wholesale access lines include residential and business resale lines and unbundled network element platform (“UNEP”) lines.

(4)	Long-term debt at December 31, 2010 and 2009 is included in Liabilities subject to compromise (see note 2 to the consolidated financial statements for further information).
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
     On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order which confirmed our Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”).
     On January 24, 2011 (the “Effective Date”), we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.
     For a description of the Chapter 11 Cases and the Plan, see “Item. 1—Business—Emergence from Chapter 11 Proceedings.”
  Overview
     We are a leading provider of communications services in rural and small urban communities, offering an array of services, including HSD, Internet access, voice, television and broadband product offerings. We operate in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2010.
     We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.
     As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from wireless carriers and cable television operators, increased availability of broadband services and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. Upon completion of the Cutover from the Verizon systems to the new FairPoint systems, we expected to be able to modify bundles and prices to be more competitive in the marketplace. However, due to certain systems functionality issues (as described herein), we have had limited ability to make changes to our product offerings. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in HSD revenue as we continue to build-out our network to provide HSD products to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to the Cutover issues and the Chapter 11 Cases, we have lost significant market share in recent years. Our strategy will be to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.
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
     Legacy FairPoint’s operations and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the pre-Merger regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Legacy FairPoint operations in Maine and Vermont to the price cap model. Our Legacy FairPoint operations in Maine and Vermont converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Legacy FairPoint ILECs outside of Maine and Vermont under the rate-of-return regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.
     From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back-office functions in the Maine, New Hampshire and Vermont operations acquired from Verizon. These services were provided by Verizon under the Transition Services Agreement from March 31, 2008 through January 30, 2009. On January 30, 2009, we began the Cutover, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel.
     Following the Cutover, many of these systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues as well as issues with communication between the systems. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, reduced levels of order flow-through across the systems, which caused delays in provisioning and installation, and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations. Because of these Cutover issues, we have incurred incremental costs in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. By the end of 2010, we have substantially stabilized the back-office systems. We continue to work on improving our processes and systems to support revenue growth, enhance customer service and increase operational efficiency.
  Fresh Start Accounting
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting pursuant to which our reorganization value, which represents the fair value of an entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. In addition to fresh start accounting, our future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan, therefore our future statements of financial position and statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the financial statements contained in this Annual Report on Form 10-K.

  Basis of Presentation
     On March 31, 2008, the Merger between Spinco and Legacy FairPoint was completed. In connection with the Merger and in accordance with the terms of the Merger Agreement, Legacy FairPoint issued 53,760,623 shares of the Old Common Stock to Verizon stockholders. Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the Verizon Northern New England business to Spinco and the entities that became Spinco’s subsidiaries. Spinco was then spun off from Verizon immediately prior to the Merger. While FairPoint was the surviving entity in the Merger, for accounting purposes Spinco is deemed to be the acquirer. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for the nine months ended December 31, 2008 in this Annual Report reflects the actual results of the consolidated Company (FairPoint and Spinco) for such period. The balance sheet and financial information derived from the balance sheet in this Annual Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2010 and 2009. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits and associated deferred taxes) were not distributed to Spinco prior to the Merger. The statements of operations in this Annual Report may not be indicative of our future results. For more information, see note 1 to the consolidated financial statements.
     Management views our business of providing data, voice and communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.
Revenues
     We derive our revenues from:
•
Voice services. We receive revenues from our telephone operations from the provision of local exchange, long distance, local private line, wire maintenance, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from UNEs, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Local calling services revenues also include Universal Service Fund payments for high-cost loop support, local switching support, long-term support and ICLS.

•	Access. We receive revenues for the provision of network access, including interstate access and intrastate access.

Network access revenues are earned from end-user customers and long-distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local and interexchange capacity to support their private networks.

Interstate access revenues are earned on charges to long-distance carriers and other customers for access to our networks in connection with the origination and termination of interstate telephone calls both to and from our customers. Interstate access charges to long-distance carriers and other customers are based on access rates filed with the FCC.

Intrastate access revenues consist primarily of charges paid by long-distance companies and other customers for access to our networks in connection with the origination and termination of intrastate telephone calls both to and from our customers. Intrastate access charges to long-distance carriers and other customers are based on access rates filed with the state regulatory agencies.

•	Data and Internet services. We receive revenues from monthly recurring charges for services, including HSD, Internet and other services.

•
Other services. We receive revenues from other services, including video services (including cable television and video-over-DSL), billing and collection, directory services, public (coin) telephone and the sale and maintenance of customer premise equipment.

     The following summarizes our revenues and percentage of revenues from these sources:

	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	Revenue (In thousands)			% of Revenue
Voice services	$531,623	$581,653	$747,621	50%	52%	59%
Access	381,089	380,502	370,809	36	34	29
Data and Internet services	110,223	109,942	114,906	10	10	9
Other services	48,051	46,993	41,283	4	4	3

Total	$1,070,986	$1,119,090	$1,274,619	100%	100%	100%

     The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises):

	December 31,	December 30,	December 31,
	2010	2009	2008
Access Line Equivalents:
Residential access lines	712,591	802,668	926,610
Business access lines	327,812	357,605	392,496
Wholesale access lines(1)	87,142	97,161	107,243

Total switched access lines	1,127,545	1,257,434	1,426,349

HSD subscribers	289,745	288,542	295,360

Total access line equivalents	1,417,290	1,545,976	1,721,709

(1)	Wholesale access lines include residential and business resale lines and unbundled network element platform (“UNEP”) lines.
Operating Expenses
     Our operating expenses consist of cost of services and sales, selling, general and administrative expenses, and depreciation and amortization.
•
Cost of Services and Sales. Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expenses.

•
Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. Also included in selling, general and administrative expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested restricted stock granted to executive officers, other employees and directors.

•	Depreciation and amortization. Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.
     Because the Verizon Northern New England business had been operating as the LEC of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, the historical operating results of the Verizon Northern New England business for the three months ended March 31, 2008 include approximately $58.0 million of expenses for services provided by the Verizon Group, including information systems and information technology, shared assets including office space outside of New England, supplemental customer sales and service and operations. During the one month ended January 2009 and nine months ended December 31, 2008, we operated under the Transition Services Agreement, under which we incurred $15.9 million and $148.6 million of expenses, respectively. Subsequent to January 30, 2009, we performed those services internally or obtained them from third-party service providers and not from Verizon.
Acquisitions and Dispositions
     On March 31, 2008, we completed the Merger with Spinco. The Merger of Legacy FairPoint and Spinco was accounted for as a reverse acquisition of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon’s stockholders owned at least a majority of the shares of the combined Company following the Merger. The Merger consideration was $316.3 million. Spinco was a wholly-owned subsidiary of Verizon that owned Verizon’s local exchange and related business activities in Maine, New Hampshire and Vermont. Spinco was spun off from Verizon immediately prior to the Merger. Spinco served approximately 1,562,000 access line equivalents as of the date of acquisition.
Results of Operations
     The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year to year comparisons of financial results are not necessarily indicative of future results:

	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2010	% of revenue	2009	% of revenue	2008	% of revenue
Revenues	$1,070,986	100.0%	$1,119,090	100.0%	$1,274,619	100.0%
Operating expenses
Cost of services and sales	525,728	49.1	515,394	46.1	576,786	45.3
Selling, general and administrative expense	365,373	34.1	417,512	37.3	384,388	30.2
Depreciation and amortization	289,824	27.1	275,334	24.6	255,032	20.0

Total operating expenses	1,180,925	110.3	1,208,240	108.0	1,216,206	95.5

Income (loss) from operations	(109,939)	(10.3)	(89,150)	(8.0)	58,413	4.5
Other income (expense):
Interest expense	(140,896)	(13.2)	(204,919)	(18.3)	(162,040)	(12.7)
Gain (loss) on derivative instruments	—	—	12,320	1.1	(11,800)	(0.9)
Gain on early retirement of debt	—	—	12,357	1.1	—	—
Other income, net	2,715	0.3	2,000	0.2	3,494	0.3

Total other expense	(138,181)	(12.9)	(178,242)	(15.9)	(170,346)	(13.3)

Loss before reorganization items and income taxes	(248,120)	(23.2)	(267,392)	(23.9)	(111,933)	(8.8)
Reorganization items	(41,120)	(3.8)	(53,018)	(4.7)	—	—

Loss before income taxes	(289,240)	(27.0)	(320,410)	(28.6)	(111,933)	(8.8)
Income tax benefit	7,661	0.7	79,014	7.0	43,408	3.4

Net loss	$(281,579)	(26.3)%	$(241,396)	(21.6)%	$(68,525)	(5.4)%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
  Revenues
     Revenues decreased $48.1 million to $1,071.0 million in 2010 compared to 2009. Revenues in each of our revenue categories have been impacted by continued weakness of the economy during 2010, which has caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Our voice revenues have also been adversely impacted by the effects of competition and the use of alternative technologies. Additionally, because of Cutover issues that prevented us from executing fully on our operating plan for 2009, as well as detrimental effects of the Chapter 11 Cases, our revenue has continued to decline. We derived our revenues from the following sources:
     Voice services. Voice services revenues decreased $50.0 million to $531.6 million in 2010. This decrease consists of a $30.8 million decrease in long distance services revenues and an $19.2 million decrease in local calling services revenues and is primarily attributable to a 10.3% decline in total voice access lines in service at December 31, 2010 compared to December 31, 2009, largely offset by a $14.3 million decline in SQI penalties in addition to a $12.7 million reduction of an accrual for forgiveness of fiscal 2008 and 2009 SQI penalties in New Hampshire and Vermont. SQI penalties are settled by crediting customer accounts and are recorded as a reduction to revenue. The decrease in the number of voice access lines is due to an increase in competition from technology substitution and the weakness of the economy.
     Access. Access revenues were steady in 2010, increasing $0.6 million to $381.1 million in 2010 compared to 2009. Of this increase, $12.2 million is attributable to an increase in interstate access revenues, largely offset by an $11.6 million decrease in intrastate access revenues. Decreases of $7.4 million (9.9%) and $10.4 million (9.7%) in switched access revenues and end user revenues, respectively, were primarily attributable to a 10.3% decline in total voice access lines in service at December 31, 2010 compared to December 31, 2009. However, these declines were more than offset by an $18.3 million (10.4%) increase in special access revenues driven by increased efforts to sell our excess network capacity to other carriers as well as the availability of such excess capacity resulting from the build-out of our Next Generation Network.
     Data and Internet services. Data and Internet services revenues increased $0.3 million to $110.2 million in 2010 compared to 2009. This increase is primarily attributable to an increase in HSD subscribers resulting from our bundling and other marketing efforts.
     Other services. Other services revenues increased $1.1 million to $48.1 million in 2010 compared to 2009.
  Operating Expenses
     Cost of services and sales. Cost of services and sales increased $10.3 million to $525.7 million in 2010 compared to 2009. This increase is primarily attributable to the write-off of abandoned projects in 2010 of approximately $15.1 million. Cost of services and sales was also impacted by certain non-recurring items totaling approximately $13.3 million. Excluding the abandonment charges and the prior year expenses, cost of services and sales would have declined approximately $18.1 million.
     Selling, general and administrative. Selling, general and administrative expenses decreased $52.1 million to $365.4 million in 2010 compared to 2009. The decrease is primarily attributable to a $27.9 million reduction in bad debt expense due to improved cash collections during 2010 and settlements with CLECs related to the Chapter 11 Cases. Additionally, prior to the Petition Date, all expenses related to restructuring activities were classified as selling, general and administrative expenses. During the Chapter 11 Cases, such expenses have been classified as Reorganization items. Accordingly, the year ended December 31, 2009 included $11.1 million in restructuring expenses as compared to zero for the year ended December 31, 2010.
     Depreciation and amortization. Depreciation and amortization increased $14.5 million to $289.8 million in 2010 compared to 2009, due primarily to significant capital expenditures in 2010 and the placement of plant assets into service.

     Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and stock units. Stock based compensation expenses totaled $0.5 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively.
Other Results
     Interest expense. Interest expense decreased $64.0 million to $140.9 million in 2010 compared to 2009. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Pre-Petition Notes and the interest rate swap agreements under the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the “Swaps”) as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim, resulting in a significant decrease in 2010 interest expense. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.
     Gain (loss) on derivative instruments. Gain (loss) on derivative instruments represents net gains and losses recognized on the change in fair market value of interest rate swap derivatives. During the year ended December 31, 2009 we recognized a net non-cash gain of $12.3 million related to our derivative financial instruments. In connection with the filing of the Chapter 11 Cases, the Swaps were terminated by the counterparties and have been recorded on the consolidated balance sheet at the termination values provided by the counterparties. Accordingly, we recognized no gain or loss on derivative instruments during the year ended December 31, 2010.
     Gain on early retirement of debt. Gain on early retirement of debt represents $13.2 million net gains recognized on the repurchase of $19.9 million aggregate principal amount of the Old Notes during the year ended December 31, 2009, partially offset by a loss of $0.8 million attributable to writing off a portion of the unamortized debt issue costs associated with the Pre-Petition Credit Facility. We did not retire any debt during the year ended December 31, 2010 and thus did not recognize any gain or loss on early retirement of debt during such period.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $2.7 million in 2010 compared to other income of $2.0 million in 2009. This increase is primarily attributable to a $3.0 million lease contract settlement with a vendor that occurred during the third quarter of 2010.
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the years ended December 31, 2010 and 2009 was 2.6% benefit and 24.7% benefit, respectively. The effective tax rate for the year ended December 31, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). The effective tax rate was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in our valuation allowance for deferred tax assets due to our inability, by rule, to rely on future earnings to offset our NOLs during the Chapter 11 Cases. Upon the Effective Date, our NOLs will be substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. Further, our ability to utilize our NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, upon emergence as the debt restructuring constitutes an ownership change. We expect to pay minimal cash taxes in 2011.
     Net loss. Net loss for the year ended December 31, 2010 was $(281.6) million compared to net loss of $(241.4) million for the year ended December 31, 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Revenues
     Revenues decreased $155.5 million to $1,119.1 million in 2009 compared to 2008. The acquisition of the Telecom Group contributed $245.5 million and $196.7 million to total revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, combined total revenue would have decreased $204.3 million. Revenues in each of our revenue categories were impacted by the weakness of the economy during 2008 and 2009, which caused a decrease in discretionary consumer spending and resulted in an increase in access line losses and a decrease in usage. Our revenues have also been adversely impacted by the effects of competition and the use of alternative technologies. Additionally, because of Cutover issues that prevented us from executing fully on our operating plan for 2009, as well as detrimental effects of the Chapter 11 Cases, our revenue has continued to decline. We derived our revenues from the following sources:
     Voice services. Voice service revenues decreased $166.0 million to $581.7 million in 2009. The Telecom Group contributed $98.4 million and $84.6 million to voice service revenue for the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, voice service revenues would have decreased $179.8 million. This decrease consists of a $137.0 million decrease in local calling services revenues and a $42.8 million decrease in long distance services revenues. The decrease is partially attributable to a reduction in revenue totaling $26.0 million for the year ended December 31, 2009 for service quality penalties incurred in the northern New England states coupled with an 11.8% decline in total voice access lines in service at December 31, 2009 compared to December 31, 2008. The revenue decline was mainly driven by the effects of competition and technology substitution, partially offset by increased revenue from bundled product offerings designed to retain customers and generate more revenue.
     Access. Access revenues increased $9.7 million to $380.5 million in 2009 compared to 2008. The Telecom Group contributed $93.5 million and $71.4 million to access revenues for the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, access revenues would have decreased $12.4 million. Of this decrease, $9.5 million is attributable to a decrease in interstate access revenues and $2.9 million is attributable to a decrease in intrastate access revenues. Decreases in interstate and intrastate access revenues are attributable to decreases in access rates and minutes of use compared to 2008, reflecting the impact of access line loss and technology substitution as well as weakness of the economy.
     Data and Internet services. Data and Internet services revenues decreased $5.0 million to $109.9 million in 2009 compared to 2008. The Telecom Group contributed $36.6 million and $27.6 million to data and Internet services revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, data and Internet services would have decreased $14.0 million. This decrease is primarily due to a slowing in our HSD subscriber growth, caused by the absence of promotional advertising on our data and Internet products due to Cutover issues as well as the weakness of the economy.
     Other services. Other services revenues increased $5.7 million to $47.0 million in 2009 compared to 2008. The Telecom Group contributed $16.9 million and $13.1 million to other services revenues in the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, other services revenue would have increased $1.9 million.
Operating Expenses
     Cost of services and sales. Cost of services and sales decreased $61.4 million to $515.4 million in 2009 compared to 2008. The Telecom Group contributed $88.7 million and $80.5 million to cost of services and sales in the years ended December 31, 2009 and 2008, respectively. Also included in cost of services and sales for the years ended December 31, 2009 and 2008 are $6.1 million and $56.7 million, respectively, of expenses related to the Transition Services Agreement, which was terminated on January 30, 2009. Excluding the acquisition of the Telecom Group and the Transition Services Agreement, cost of services and sales would have declined $19.0 million. The decline reflects the elimination of costs allocated from Verizon affiliates prior to the closing of the Merger and the methodology utilized by Verizon to allocate certain expenses to cost of services and sales prior to the Cutover to our own operating systems, which have more than offset direct costs incurred by us to operate our Northern New England operations.

     Selling, general and administrative. Selling, general and administrative expenses increased $33.1 million to $417.5 million in 2009 compared to 2008. The Telecom Group contributed $79.2 million and $38.1 million to selling, general and administrative expenses in the years ended December 31, 2009 and 2008, respectively. Included in selling, general and administrative expenses in the years ended December 31, 2009 and 2008 are $9.8 million and $91.9 million, respectively, of expenses related to the Transition Services Agreement, and $28.0 million and $52.2 million, respectively, of non-recurring Cutover related costs. Excluding the acquisition of the Telecom Group and the Transition Services Agreement, selling, general and administrative expenses would have increased $98.3 million. The increase is primarily due to a $23.2 million increase in bad debt expense, increases in other operating expenses, some of which are attributable to the methodology utilized by Verizon to allocate certain expenses to selling, general and administrative expenses prior to the Cutover to our own operating systems, as well as $11.1 million in costs incurred to effect a restructuring of our capital structure prior to filing bankruptcy.
     Depreciation and amortization. Depreciation and amortization increased $20.3 million to $275.3 million in 2009 compared to 2008. The Telecom Group contributed $36.7 million and $27.8 million to depreciation and amortization expense in the years ended December 31, 2009 and 2008, respectively. Excluding the acquisition of the Telecom Group, depreciation and amortization expense would have increased $11.4 million, due primarily to increased gross plant asset balances, including capitalized software placed into service upon termination of the Transition Services Agreement. Also contributing to the increase in depreciation and amortization expense in 2009 is an increase of $5.6 million in amortization expense on intangible assets acquired in the Merger, as no such amortization was recognized during the first quarter of 2008, prior to the Merger.
     Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and restricted units. Stock based compensation expenses totaled $2.1 million and $4.4 million for the years ended December 31, 2009 and 2008, respectively.
Other Results
     Interest expense. Interest expense increased $42.9 million to $204.9 million in 2009 compared to 2008. This increase is due to the debt that we incurred upon and subsequent to the closing of the Merger. Accrued and unpaid interest on the Old Notes exchanged in connection with our offer to exchange the Old Notes for the New Notes (the “Exchange Offer”) through July 28, 2009 was paid on July 29, 2009 in the form of additional New Notes totaling $18.9 million. Accrued and unpaid interest on the New Notes from July 29, 2009 through September 30, 2009 was payable in the form of additional New Notes totaling $12.2 million. This $31.1 million interest expense paid or payable in the form of New Notes has been treated as non-cash for purposes of our financial debt covenants under the Pre-Petition Credit Facility. Additionally, upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Pre-Petition Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority, secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest is considered an allowed claim pursuant to the Plan.
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
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases. For more information, see note 2 to the consolidated financial statements.

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
Liquidity and Capital Resources
     Our short-term and long-term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; and (iii) working capital requirements as may be needed to support and grow our business. Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Exit Credit Agreement.
     Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Exit Credit Agreement) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We expect to be in compliance with the covenants contained in our financing agreements in 2011. However, our anticipated results are subject to significant uncertainty and our ability to comply with this limitation may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of certain covenants set forth in our financing agreements could result in an event of default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under our Exit Revolving Facility under our Exit Credit Agreement would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under our Exit Credit Agreement, the lenders could proceed against any assets that were pledged to secure such facility.
     Cash and cash equivalents at December 31, 2010 totaled $105.5 million compared to $109.4 million at December 31, 2009, excluding restricted cash of $4.1 million and $4.0 million, respectively.
     On the Effective Date, we significantly reduced our cash on hand by approximately $91.0 million to establish a cash reserve (the “Claims Reserve”) from which outstanding bankruptcy claims and various other bankruptcy related fees will be paid. Tax related claims were not included in the Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $15.7 million, excluding Claims Reserve of $77.9 million, following payment of $13.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Claims Reserve, we could reclaim restricted cash of up to $32.6 million.
     Net cash provided by operating activities was $191.6 million, $150.3 million and $57.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
     Net cash used in investing activities was $197.3 million, $177.4 million and $283.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. These cash flows primarily reflect capital expenditures of $197.8 million, $178.8 million and $297.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. Net cash used in investing activities also includes acquired cash of $11.4 million for the year ended December 31, 2008.
     Net cash provided by financing activities was $1.8 million, $66.1 million and $296.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the year ended December 31, 2010, we drew down $5.5 million on letters of credit under the Pre-Petition Credit Facility and incurred $1.5 million of loan origination costs on the DIP Credit Agreement. For the year ended December 31, 2009, net proceeds from our issuance of long-term debt were $50.0 million, repayment of long-term debt was $20.8 million and dividends paid to stockholders was $23.0 million. Additionally, $65.1 million was released from restricted cash during the year ended December 31, 2009. For the year ended December 31, 2008, net proceeds from our issuance of long-term debt were $1,930.0 million, repayment of long-term debt was $687.5 million and dividends to stockholders was $1,220.0 million, of which $1,160.0 million was paid to Verizon by Spinco as a dividend in connection with the Merger.

     We expect our capital expenditures will be approximately $180 million to $200 million in 2011. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the Exit Credit Agreement.
     We have a five year contract with our primary IT vendor which was executed in 2009. In 2010, we spent approximately $28.3 million for services under such contract, of which approximately $12.9 million was capitalized in accordance with the Intangibles — Goodwill and Other Topic and the Interest Topic of the ASC and approximately $15.4 million was included in operating expenses. Our contract includes a baseline spend in 2011 with this vendor of approximately $22.1 million, which will be allocated between capital expenditures and operating expenses depending on the type of activities performed. While the contract term is five years, we have the ability to reduce the amount we spend with this vendor below the baseline amount by either in-sourcing certain work functions or finding alternate vendors. In order to reduce our spend below the contractual amount, we are required to provide six months notice to the vendor for the work functions we wish to move or eliminate.
     We expect our contributions to our Company sponsored employee pension plans and post-retirement healthcare plans will be approximately $9.3 million in 2011.
Exit Credit Agreement
     On the Effective Date, FairPoint Communications and FairPoint Logistics entered into the Exit Credit Agreement. The Exit Credit Agreement is comprised of the Exit Revolving Facility and the Exit Credit Agreement Loans. On the Effective Date, we paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due on the Exit Maturity Date; provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.
     The Exit Credit Agreement Loans are guaranteed by all of our current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) the Exit Financing Loan Parties. The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Credit Agreement are subject to certain customary conditions.

     The above summary of the material terms of the Exit Credit Agreement Loans does not purport to be complete and is qualified in its entirety by reference to the text of (i) the Exit Credit Agreement, (ii) the Pledge Agreement, dated as of the Effective Date, made by the pledgors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties, (iii) the Security Agreement, dated as of the Effective Date, by and among FairPoint Communications, FairPoint Logistics, our subsidiaries party thereto and Bank of America, N.A., as administrative agent, for the benefit of certain secured parties and (iv) the Continuing Guaranty Agreement, dated as of the Effective Date, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.
Our DIP Facility
     In connection with the Chapter 11 Cases, the DIP Borrowers, on October 27, 2009, entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that may be issued to third parties for our account (the “DIP Financing”). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. Pursuant to a final order of the Bankruptcy Court, dated March 11, 2010 (the “Final DIP Order”), the DIP Borrowers were permitted access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2010 and 2009, we had not borrowed any amounts under the DIP Credit Agreement other than letters of credit totaling $18.7 million and $1.6 million, respectively, that had been issued and were outstanding under the DIP Credit Agreement.
     The DIP Financing matured and was repayable in full on the earlier to occur of (i) January 31, 2011, which date could have been extended for up to an additional two months with the consent of the Required Lenders (as defined in the DIP Credit Agreement) for no additional fee, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement, or (iv) the date on which the obligations under the DIP Financing were accelerated by the non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing upon the occurrence and during the continuance of certain events of default.
     On the Effective Date, the DIP Credit Agreement was converted into the new $75.0 million Exit Revolving Facility with a five-year term.
Our Pre-Petition Credit Facility
     Our $2,030.0 million Pre-Petition Credit Facility consisted of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million, a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the “Term Loan A Facility”), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the “Term Loan B Facility” and, together with the Term Loan A Facility, the “Term Loan”) and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the “Delayed Draw Term Loan”). Spinco drew $1,160.0 million under the Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470.0 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger.
     Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.
     On October 5, 2008, the administrative agent under our Pre-Petition Credit Facility (the “administrative agent”) filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, we entered into an amendment to our Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Amendment”) under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent’s undrawn commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and were thus no longer available to us.

     The Revolving Credit Facility had a swingline subfacility in the amount of $10.0 million and a letter of credit subfacility in the amount of $30.0 million, which allowed for issuances of standby letters of credit for our account. Our Pre-Petition Credit Facility also permitted interest rate and currency exchange swaps and similar arrangements that we may have entered into with the lenders under our Pre-Petition Credit Facility and/or their affiliates.
     As of December 31, 2010, we had borrowed $155.5 million under the Revolving Credit Facility and there were no outstanding letters of credit. Upon the event of default under the Pre-Petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2010, no funds remained available under the Revolving Credit Facility.
     The Term Loan B Facility and the Delayed Draw Term Loan would have matured in March 2015 and the Revolving Credit Facility and the Term Loan A Facility would have matured in March 2014. Each of the Term Loan A Facility, the Term Loan B Facility and the Delayed Draw Term Loan were repayable in quarterly installments in the manner set forth in our Pre-Petition Credit Facility.
     Borrowings under our Pre-Petition Credit Facility bore interest at variable interest rates. Interest rates for borrowings under our Pre-Petition Credit Facility were, at our option, for the Revolving Credit Facility and for the Term Loans, at either (a) the Eurodollar rate, as defined in the Pre-Petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-Petition Credit Facility, plus an applicable margin.
     Our Pre-Petition Credit Facility contained customary affirmative covenants and also contained negative covenants and restrictions, including, among others, with respect to the redemption or repurchase of our other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of our business, mergers, acquisitions, asset sales and transactions with affiliates.
     Scheduled amortization payments on our Pre-Petition Credit Facility began in 2009. No principal payments were due on the Pre-Petition Notes prior to their maturity. Following the filing of the Chapter 11 Cases, we did not make any additional principal or interest payments on our pre-petition debt.
     For the year ended December 31, 2009, we repaid $8.4 million of principal under the Term Loan A Facility and $6.1 million of principal under the Term Loan B Facility.
     On the Effective Date, the Pre-Petition Credit Facility and all obligations thereunder (except that the Pre-Petition Credit Facility continues in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent) were terminated.
Our Pre-Petition Notes
     Spinco issued, and we assumed in the Merger, $551.0 million aggregate principal amount of the Old Notes. The Old Notes were to mature on April 1, 2018 and were not redeemable at our option prior to April 1, 2013. Interest was payable on the Old Notes semi-annually, in cash, on April 1 and October 1. The Old Notes bore interest at a fixed rate of 13 1/8% and principal was due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). Following the filing of the Chapter 11 Cases, $9.9 million of discount on the Pre-Petition Notes was written off in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt.
     Pursuant to the Exchange Offer, on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount included New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date). The New Notes were to mature on April 2, 2018 and bore interest at a fixed rate of 13 1/8%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, we were permitted to pay the interest payable on the New Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at our option.
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
     The New Indenture limited, among other things, our ability to incur additional indebtedness, issue certain preferred stock, repurchase our capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us and enter into transactions with affiliates.
     The New Indenture also restricted our ability to pay dividends on or repurchase our common stock under certain circumstances.
     Following the filing of the Chapter 11 Cases, we made no payments on our pre-petition debt. During the year ended December 31, 2009, we repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, we retired $34.5 million of outstanding debt during the year ended December 31, 2009.
     Prior to the filing of the Chapter 11 Cases, we failed to make the October 1, 2009 interest payment on the Pre-Petition Notes. The failure to make the interest payment on the Pre-Petition Notes constituted an event of default under the Pre-Petition Notes upon the expiration of a thirty day grace period. An event of default under the Pre-Petition Notes permitted the holders of the Pre-Petition Notes to accelerate the maturity of the Pre-Petition Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes.
     In addition, as a result of the 2009 Restatement, we determined that we were not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under our Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the Pre-Petition Notes, in each case at June 30, 2009.
     On the Effective Date, all outstanding obligations under the Pre-Petition Notes and the indentures governing the Pre-Petition Notes were terminated.
Other Pre-Petition Agreements
     As a condition to the approval of the Merger and related transactions by state regulatory authorities we agreed to make certain capital expenditures following the completion of the Merger. The Merger Orders have been modified by Regulatory Settlements agreed to with representatives for each of Maine, New Hampshire and Vermont, and approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont, and approved by the Bankruptcy Court as part of the Plan. For a description of these capital expenditure requirements, see “Item 1. — Business — Regulatory Environment — State Regulation — Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”
     We are required to make certain capital expenditures pursuant to the Regulatory Settlements. For more information regarding the Regulatory Settlements, see “Item 1. Business — State Regulation - Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”

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
     The following table discloses aggregate information about our contractual obligations as of December 31, 2010 and the periods in which payments are due and does not give effect to the Plan transactions which occurred on the Effective Date:

	Payments due by period
		Less
		than	1-3	3-5	More than
	Total	1 year	years	years	5 years
	(Dollars in thousands)
Contractual obligations:
Long-term debt, including current maturities (a)	$2,520,959	$58,725	$351,600	$1,560,638	$549,996
Interest payments on long-term debt obligations (b)(c)	518,034	135,355	254,150	128,529	—
Capital lease obligations	6,669	1,893	3,178	1,598	—
Operating leases	38,229	10,442	16,292	7,672	3,823

Total obligations	$3,083,891	$206,415	$625,220	$1,698,437	$553,819

(a)
Includes $550.0 million of the Pre-Petition Notes. Long-term debt maturities represent the normal contractual payment schedule. Following the filing of the Chapter 11 Cases, we did not make any payments on our pre-petition debt. All obligations under the Pre-Petition Credit Facility and the Pre-Petition Notes have been classified as liabilities subject to compromise in the consolidated financial statements as of December 31, 2010 and 2009. See note 9 to the consolidated financial statements for more information.

(b)	Excludes amortization of estimated capitalized debt issuance costs.

(c)
Interest payments on long-term debt represent the normal contractual interest payment schedule, based on default rates as defined in the Pre-Petition Credit Facility. Following the filing of the Chapter 11 Cases, we did not make any payments on our pre-petition debt.

     On the Effective Date our Pre-Petition Credit Facility and our DIP Facility were terminated and we entered into the Exit Credit Agreement. Our long-term debt obligations were reduced to $1.0 billion. In addition, as of the Effective Date we had letters of credit totaling $18.7 million outstanding under the Exit Credit Facility. See “Part 1 — Item 1. Business — Emergence from Chapter 11 Proceedings — Exit Credit Agreement” for details.

     The following table discloses aggregate information about our derivative financial instruments as of December 31, 2010, the source of carrying value of these instruments and their maturities.

	Carrying Value of Contracts at Period End
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Source of fair value:
Derivative financial instruments(1)(2)	$(98,833)	$(98,833)	$—	$—	$—

(1)
Upon filing for Chapter 11 bankruptcy protection, the derivative financial instruments were terminated by the counterparties. Accordingly, the carrying value of the Swaps at December 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 8 to the consolidated financial statements for more information.

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
     Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees are deferred and amortized over the customer relationship period. SQI penalties and certain PAP penalties are settled by crediting customer accounts and are recorded as a reduction to revenue. We make estimated adjustments, as necessary, to revenue or accounts receivable for billing errors, including certain disputed amounts. At December 31, 2010 and 2009, we recorded revenue reserves of $19.6 million and $22.6 million, respectively. See note 3(b) to the consolidated financial statements for further information.

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
     Accounting for Pension and Other Post-retirement Benefits. Some of our employees participate in our pension plans and other post-retirement benefit plans. In the aggregate, the pension plan benefit obligations exceed the fair value of pension plan assets, resulting in expense. Other post-retirement benefit plans have larger benefit obligations than plan assets, resulting in expense. Significant pension and other post-retirement benefit plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations.
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
     Goodwill was $595.1 million at December 31, 2010. We have recorded intangible assets related to the acquired companies’ customer relationships and trade name of $251.3 million as of December 31, 2010. As of December 31, 2010, there was $62.1 million of accumulated amortization recorded. The customer relationships are being amortized over a weighted average life of approximately 9.7 years. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our consolidated balance sheet.
     We are required to perform an impairment review of goodwill and non-amortizable intangible assets as required by the Intangibles-Goodwill and Other Topic of the ASC annually or when impairment indicators are noted. Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our shareholders’ equity balance. As of December 31, 2010, shareholders’ deficit totaled $587.4 million. The income approach compares our fair value, as measured by discounted expected future cash flows, to our carrying amount. If our carrying amount exceeds our estimated fair value, there is a potential impairment and step two must be performed.
     Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.
     We performed step one of our annual goodwill impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time.
     Our only non-amortizable intangible asset is the trade name of Legacy FairPoint acquired in the Merger. Consistent with the valuation methodology used to value the trade name at the Merger, we assess the fair value of the trade name based on the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. We performed our annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to our financial projections related to the Chapter 11 Cases, we determined that a possible impairment of our non-amortizable intangible assets was indicated. We performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that our trade name was not impaired.
     For our non-amortizable intangible asset impairment assessments at December 31, and October 1, 2010, we made certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows of our consolidated FairPoint business, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may have resulted in the recognition of an impairment loss.
     We determined as of December 31, 2009 that a possible impairment of long-lived assets was indicated by the filing of the Chapter 11 Cases as well as a significant decline in the fair value of our common stock. In addition, as of December 31, 2010, as a result of changes to our financial projections related to the Chapter 11 Cases, we determined that a possible impairment of long-lived assets was indicated. In accordance with the Property, Plant, and Equipment Topic of the ASC, we performed recoverability tests, based on undiscounted projected future cash flows associated with our long-lived assets, at each of these dates and determined that long-lived assets were not impaired at December 31, 2010 or 2009.
     While no impairment charges resulted from the analyses performed at December 31, and October 1, 2010 and December 31, 2009, asset values may be adjusted in the future due to the application of fresh start accounting upon our emergence from Chapter 11.
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
     Purchase Accounting. Prior to the adoption of the ASC we recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). The cost of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with the Business Combinations Topic of the ASC.
New Accounting Standards
     On January 1, 2010, we adopted the accounting standard update (“ASU”) regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update had no impact on our consolidated results of operations and financial position.

     In October 2009, the FASB issued an ASU regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. It is not yet known what impact this ASU will have on our financial statements.
     Effective 2011, we will adopt the ASU regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. It is not yet known what impact this ASU will have on our financial statements.
Inflation
     We do not believe inflation has a significant effect on our operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of December 31, 2010, we had total debt of $2,521.0 million, consisting of both fixed rate and variable rate debt with interest rates ranging from 6.750% to 13.125% per annum, including applicable margins. As of December 31, 2010, the fair value of our debt was approximately $1,539.7 million. Our Term Loan A Facility and Revolving Credit Facility mature in 2014, our Term Loan B Facility and Delayed Draw Term Loan mature in 2015 and the Pre-Petition Notes mature in 2018.
     On the Effective Date the Pre-Petition Credit Facility and DIP Facility were terminated, and the Exit Borrowers entered into the Exit Credit Agreement. Our $1,075.0 million Exit Credit Agreement consists of the Exit Revolving Facility and the Exit Term Loans. We drew the full $1,000.0 million under the Exit Term Loans immediately upon emergence on the Effective Date. The Exit Revolving Loans include a $30.0 million sublimit available for the issuance of letters of credit. Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Exit Credit Agreement. As of the Effective Date, we had approximately $1,000.0 million of total debt outstanding. In addition, as of the Effective Date, we had $56.3 million, net of outstanding letters of credit, available for additional borrowing under our Exit Revolving Loan. Interest payments on the Exit Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.
     We use variable rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we have entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. These Swaps effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, we made a payment if the variable rate was below the fixed rate, or we received a payment if the variable rate was above the fixed rate. Pursuant to our Pre-Petition Credit Facility, we were required to reduce the risk of interest rate volatility with respect to at least 50% of our Term Loan borrowings.
     In connection with the Chapter 11 Cases, all of the Swaps were terminated by the respective counterparties thereto.
     We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We are also exposed to market risk from changes in the fair value of our pension plan assets. For the year ended December 31, 2010, the actual gain on the pension plan assets was approximately 11.2%. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets become significantly lower than our expected return assumption, our net periodic benefit cost may increase in future periods and we may be required to contribute additional funds to our pension plans.

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
Based on such evaluation, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2010 because the following material weaknesses in internal control over financial reporting existed during 2010:
1.
Our information technology controls were not adequate. Change management processes were not consistently followed to ensure all changes were appropriately approved. Also, access to our information systems was not appropriately restricted.

2.
Our management oversight and review procedures designed to monitor the accuracy of period-end accounting activities were ineffective. Specifically, our account reconciliation processes were not adequate to properly identify and resolve discrepancies between our billing system and our general ledger in a timely manner. In addition, project accounting controls were not adequate to ensure charges to capital projects were appropriate or that projects were closed in a timely manner. Also, procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

/s/ Paul H. Sunu
Paul H. Sunu
Chief Executive Officer

/s/ Ajay Sabherwal
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of FairPoint Communications, Inc.
We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. (Debtors-in-Possession) (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, comprehensive loss and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Charlotte, North Carolina
March 31, 2011

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Balance Sheets
December 31, 2010 and 2009
(in thousands, except share data)

	2010	2009
Assets
Current assets:
Cash	$105,497	$109,355
Restricted cash	2,420	2,558
Accounts receivable, net	125,170	154,095
Materials and supplies	22,193	18,884
Prepaid expenses	18,841	15,198
Other current assets	6,092	8,844
Deferred income tax, net	31,400	75,713

Total current assets	311,613	384,647

Property, plant, and equipment, net	1,859,700	1,950,435
Goodwill	595,120	595,120
Intangibles assets, net	189,247	211,819
Prepaid pension asset	2,960	8,808
Debt issue costs, net	119	680
Restricted cash	1,678	1,478
Other assets	13,357	19,135

Total assets	$2,973,794	$3,172,122

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise:
Current portion of capital lease obligations	$1,321	$—
Accounts payable	66,557	61,681
Accrued interest payable	3	36
Other accrued liabilities	63,279	44,004

Total current liabilities	131,160	105,721

Capital lease obligations	3,943	—
Accrued pension obligation	92,246	51,438
Employee benefit obligations	344,463	261,420
Deferred income taxes	67,381	115,742
Unamortized investment tax credits	4,310	4,788
Other long-term liabilities	12,398	15,100

Total long-term liabilities	524,741	448,488

Total liabilities not subject to compromise	655,901	554,209

Liabilities subject to compromise	2,905,311	2,836,340

Total liabilities	3,561,212	3,390,549

Stockholders’ deficit:
Common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,440,334 and 90,002,026 shares at December 31, 2010 and 2009, respectively	894	900
Additional paid-in capital	725,786	725,312
Retained deficit	(1,101,294)	(819,715)
Accumulated other comprehensive loss	(212,804)	(124,924)

Total stockholders’ deficit	(587,418)	(218,427)

Total liabilities and stockholders’ deficit	$2,973,794	$3,172,122

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Operations
Years ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

	2010	2009	2008
Revenues	$1,070,986	$1,119,090	$1,274,619

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	525,728	515,394	576,786
Selling, general and administrative expense, excluding depreciation and amortization	365,373	417,512	384,388
Depreciation and amortization	289,824	275,334	255,032

Total operating expenses	1,180,925	1,208,240	1,216,206

Income (loss) from operations	(109,939)	(89,150)	58,413

Other income (expense):
Interest expense	(140,896)	(204,919)	(162,040)
Gain (loss) on derivative instruments	—	12,320	(11,800)
Gain on early retirement of debt	—	12,357	—
Other income, net	2,715	2,000	3,494

Total other expense	(138,181)	(178,242)	(170,346)

Loss before reorganization items and income taxes	(248,120)	(267,392)	(111,933)
Reorganization items	(41,120)	(53,018)	—

Loss before income taxes	(289,240)	(320,410)	(111,933)
Income tax benefit	7,661	79,014	43,408

Net loss	$(281,579)	$(241,396)	$(68,525)

Weighted average shares outstanding:
Basic	89,424	89,271	80,443

Diluted	89,424	89,271	80,443

Loss per share:
Basic	$(3.15)	$(2.70)	$(0.85)

Diluted	(3.15)	(2.70)	(0.85)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2010, 2009 and 2008
(in thousands)

					Accumulated
			Additional	Retained	other	Total
	Common Stock		paid-in	earnings	comprehensive	stockholders’
	Shares	Amount	capital	(deficit)	loss	equity (deficit)
Balance at December 31, 2007	53,761	$538	$484,383	$634,241	$—	$1,119,162

Net loss	—	—	—	(68,525)	—	(68,525)
Acquisition of FairPoint	35,265	352	315,938	—	—	316,290
Exercise of restricted units	6	—	—	—	—	—
Issuance of restricted shares	50	—	—	—	—	—
Restricted stock cancelled for withholding tax	(15)	—	—	—	—	—
Forfeiture of restricted shares	(71)	—	—	—	—	—
Stock based compensation expense	—	—	4,408	—	—	4,408
Dividends declared	—	—	(69,010)	—	—	(69,010)
Return of capital to Verizon	—	—	—	(1,160,000)	—	(1,160,000)
Issuance of bonds to Verizon	—	—	—	(539,831)	—	(539,831)
Contributions by Verizon	—	—	—	381,890	—	381,890
Net liabilities contributed back to Verizon	—	—	—	124,439	—	124,439
Employee benefit adjustment to comprehensive income	—	—	—	49,467	(134,504)	(85,037)

Balance at December 31, 2008	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss				(241,396)		(241,396)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Issuance of restricted shares	524	5	(5)	—	—	—
Restricted stock cancelled for withholding tax	(20)	—	—	—	—	—
Restricted units cancelled for withholding tax	—	—	(430)	—	—	(430)
Stock based compensation expense	—	—	2,052	—	—	2,052
Net assets contributed back to Verizon	—	—	(12,019)	—	—	(12,019)
Employee benefit adjustment to comprehensive income	—	—	—	—	9,580	9,580

Balance at December 31, 2009	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

Net loss				(281,579)		(281,579)
Restricted stock cancelled for withholding tax	(13)	—	—	—	—	—
Forfeiture of restricted shares	(549)	(6)	6	—	—	—
Stock based compensation expense	—	—	468	—	—	468
Employee benefit adjustment to comprehensive income	—	—	—	—	(87,880)	(87,880)

Balance at December 31, 2010	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Comprehensive Loss
Years ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Net loss	$(281,579)	$(241,396)	$(68,525)

Other comprehensive (loss) income, net of taxes:
Defined benefit pension and post-retirement plans (net of $4.6 million tax expense, $5.4 million tax expense and $56.4 million tax benefit, respectively)	(87,880)	9,580	(134,504)

Total other comprehensive (loss) income	(87,880)	9,580	(134,504)

Comprehensive loss	$(369,459)	$(231,816)	$(203,029)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
(Debtors-In-Possession)
Consolidated Statements of Cash Flows
Years ended December 31, 2010, 2009 and 2008
(in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(281,579)	$(241,396)	$(68,525)

Adjustments to reconcile net income to net cash provided by operating activities excluding impact of acquisitions:
Deferred income taxes	(7,915)	(78,722)	(33,466)
Provision for uncollectible revenue	20,525	48,402	25,234
Depreciation and amortization	289,824	275,334	255,032
Non-cash interest expense	—	31,137	—
Post-retirement expenses	33,216	34,151	37,782
Pension expenses	10,017	24,274	906
(Gain) loss on derivative instruments	—	(12,320)	11,800
Gain on early retirement of debt, excluding cash fees	—	(12,477)	—
Loss on abandoned projects	15,132	—	—
Non-cash reorganization items	(20,004)	43,964	—
Other non cash items	4,045	4,468	(20,577)
Changes in assets and liabilities arising from operations:
Accounts receivable	12,706	(24,799)	(34,693)
Prepaid and other assets	(6,834)	19,063	(12,713)
Accounts payable and accrued liabilities	(10,802)	(12,435)	(110,264)
Accrued interest payable	137,111	61,312	18,562
Other assets and liabilities, net	(3,816)	(9,633)	4,648
Other	—	—	(16,221)

Total adjustments	473,205	391,719	126,030

Net cash provided by operating activities	191,626	150,323	57,505

Cash flows from investing activities:
Acquired cash balance, net	—	—	11,401
Net capital additions	(197,795)	(178,752)	(296,992)
Net proceeds from sales of investments and other assets	527	1,361	2,259

Net cash used in investing activities	(197,268)	(177,391)	(283,332)

Cash flows from financing activities:
Loan origination costs	(1,475)	(3,046)	(29,238)
Proceeds from issuance of long-term debt	5,513	50,000	1,930,000
Repayments of long-term debt	—	(20,848)	(687,491)
Contributions from Verizon	—	—	373,590
Restricted cash	(62)	65,114	(68,503)
Repayment of capital lease obligations	(2,192)	(2,126)	(2,247)
Dividends paid to stockholders	—	(22,996)	(1,219,959)

Net cash provided by financing activities	1,784	66,098	296,152

Net increase (decrease) in cash	(3,858)	39,030	70,325
Cash, beginning of period	109,355	70,325	—

Cash, end of period	$105,497	$109,355	$70,325

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	$1,005	$106,861	$124,721
Income taxes paid, net of refunds	361	(563)	(9,313)
Non-cash equity consideration	—	—	316,290
Non-cash issuance of senior notes	—	18,911	551,000
Capital additions included in accounts payable or liabilities subject to compromise at period-end	1,961	31,621	—
Reorganization costs paid	41,699	1,182	—
See accompanying notes to consolidated financial statements.

FairPoint Communications, Inc. and Subsidiaries
(DEBTORS-IN-POSSESSION)
Notes to Consolidated Financial Statements
Except as otherwise required by the context, references in notes to the consolidated financial statements to:
•	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries;

•
“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008, with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”;

•	“Northern New England operations” refers to the local exchange business acquired from Verizon and all of its subsidiaries after giving effect to the Merger;

•	“Legacy FairPoint” or “Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations; and

•
“Verizon Northern New England business” refers to the local exchange business of Verizon New England Inc. (“Verizon New England”) in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries’ (other than Cellco Partnership) (collectively, the “Verizon Group”) related long distance and Internet service provider business in those states prior to the Merger.

(1) ORGANIZATION, PRINCIPLES OF CONSOLIDATION & LIQUIDITY; CHAPTER 11 CASES
(a) Organization
     FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including high speed data (“HSD”), Internet access, television and broadband product offerings, to both residential and business customers. FairPoint operates in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of December 31, 2010.
(b) Principles of Consolidation and Basis of Presentation
     On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related voice and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a “reverse acquisition” of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The financial statements reflect the transaction as if Spinco had issued consideration to FairPoint shareholders. As a result, for the year ended December 31, 2008, the statement of operations and the financial information derived from the statement of operations in this Annual Report reflect the consolidated financial results of the Company by including the financial results of the Verizon New England business in Maine, New Hampshire and Verizon Group related long distance and Internet service provider business in those states prior to the Merger. Verizon Northern New England business for the three months ended March 31, 2008 and the combined financial results of Spinco and Legacy FairPoint for the nine months ended December 31, 2008. The statement of operations and the financial information derived from the statement of operations for all periods prior to April 1, 2008 in this Annual Report reflect the actual results of the Verizon Northern New England business for such periods. The balance sheet and financial information derived from the balance sheet in this Annual

Report reflect the consolidated assets and liabilities of Legacy FairPoint and Spinco at December 31, 2010 and 2009. Certain assets and liabilities of the Verizon Northern New England business (principally related to pension, other post-employment benefits, and associated deferred taxes) were not distributed to Spinco prior to the Merger and for accounting purposes were effectively contributed back to Verizon. The assets and liabilities of the Verizon Northern New England business that were effectively contributed back to Verizon are reflected as net liabilities contributed back to Verizon on the statement of stockholders’ equity contained herein. The statement of operations in this Annual Report may not be indicative of the Company’s future results.
     In order to effect the Merger described above, the Company issued 53,760,623 shares to Verizon stockholders for their interest in Spinco. Accordingly the number of common shares outstanding, par value, paid in capital and per share information included herein has been retroactively restated to give effect to the Merger.
     Historical Verizon Northern New England business
     The Verizon Northern New England business, prior to the Merger, was comprised of carved-out components from each of Verizon New England, NYNEX Long Distance Company and Bell Atlantic Communications (collectively, “VLD”), Verizon Internet Services Inc. and GTE.Net LLC (collectively, “VOL”), and Verizon Select Services Inc. (“VSSI” and, together with Verizon New England, VLD and VOL, the “Verizon Companies”).
     Prior to the Merger, financial statements were not prepared for the Verizon Northern New England business, as it was not operated as a separate business. The Verizon Northern New England business financial statements for all periods prior to the Merger have been prepared in accordance with U.S. generally accepted accounting principles using specific information where available and allocations where data was not maintained on a state-specific basis within the Verizon Northern New England business’ books and records.
     The Verizon Northern New England business financial statements for all periods prior to the Merger include the wireline-related businesses, Internet access, long-distance and customer premises equipment services provided by the Verizon Northern New England business to customers in the states of Maine, New Hampshire and Vermont. All significant intercompany transactions have been eliminated. The financial statements prior to the Merger also include the assets, liabilities and expenses related to employees who support the Verizon Northern New England business, some of whom remain employees of the Verizon Northern New England business following the acquisition of the Verizon Northern New England business by FairPoint.
     The preparation of financial information related to Verizon New England’s, VLD’s, VOL’s and VSSI’s operations in the states of Maine, New Hampshire and Vermont, which are included in the balance sheet and statements of operations of the Verizon Northern New England business for all periods prior to the Merger, was based on the following:
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
Financial Reporting in Reorganization
     On October 26, 2009, the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the “Chapter 11 Cases”). On January 13, 2011, the bankruptcy judge confirmed the Plan and on January 24, 2011 (the “Effective Date”) the Company emerged from Chapter 11 protection.
     The Company has applied the Reorganizations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) effective as of the Petition Date. See note 2.
(2) REORGANIZATION
     The Reorganizations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by and used for reorganization items must be disclosed separately.
     The accompanying consolidated financial statements have been prepared in accordance with the Reorganizations Topic of the ASC. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 include the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.
     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of December 31, 2010 and 2009.

     Reorganization Items
     Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Year ended December 31,
	2010	2009
Professional fees (a)	$(59,870)	$(8,365)
Success bonus (b)	(1,111)	(689)
Non-cash allowed claim adjustments (c)	(977)	(43,964)
Cancellation of debt income, net (d)	20,838	—

Total reorganization items	$(41,120)	$(53,018)

(a)	Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(b)	Success bonus represents charges incurred relating to the Success Bonus Plan in accordance with the plan of reorganization and terms of the Term Sheet.

(c)	The carrying values of certain liabilities subject to compromise were adjusted to the value of the claim allowed by the Bankruptcy Court.

(d)	Net gains associated with the settlement of liabilities subject to compromise.
     Liabilities Subject to Compromise
     Liabilities subject to compromise refer to liabilities incurred prior to October 26, 2009 (the “Petition Date”) for which the Company has not received approval from the Bankruptcy Court to pay or otherwise honor. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the estimates of known or potential pre-Petition Date claims that are likely to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of the executory contracts and unexpired leases, the determination of the value securing claims, proofs of claim or other events.
     Liabilities subject to compromise at December 31, 2010 and 2009 consisted of the following (amounts in thousands):

	2010	2009
Senior secured credit facility	$1,970,963	$1,965,450
Senior Notes	549,996	549,996
Interest rate swap	98,833	98,833
Accrued interest	211,550	74,406
Accounts payable	57,640	93,049
Other accrued liabilities	16,129	42,461
Capital lease obligations	—	7,627
Other long-term liabilities	200	787
Employee benefit obligations	—	3,731

Liabilities subject to compromise	$2,905,311	$2,836,340

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
     Magnitude of Potential Claims
     The Company has filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the Company’s assets and liabilities, subject to the assumptions filed in connection therewith. All of the schedules are subject to amendment or modification.
     Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a Chapter 11 case. The Bankruptcy Court established March 18, 2010 at 5:00 p.m. Eastern Time (the “General Bar Date”) as the last date and time for all non-governmental entities to file a proof of claim against the Debtors and April 26, 2010 at 5:00 p.m. Eastern Time (the “Governmental Bar Date”, and together with the General Bar Date, the “Bar Dates”) as the last date and time for all governmental entities to file a proof of claim against the Company. Subject to certain exceptions, the Bar Dates apply to all claims against the Debtors that arose prior to the Petition Date.
     As of March 22, 2011, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $3.8 billion of which have been settled. In light of the Company’s emergence from bankruptcy on the Effective Date, the Company does not anticipate a significant number of new and amended claims to be filed in the future. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit or are overstated or for other reasons. As of March 22, 2011, the Bankruptcy Court has disallowed $1.1 billion of these claims and has not yet ruled on the Company’s other objections to claims, the disputed portions of which aggregate to an additional $7.0 million. Additionally, $10.4 million of these claims have been withdrawn by the respective creditors. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.
     On the Effective Date, the Company distributed cash, entered into the Exit Credit Agreement, and issued shares of New Common Stock and warrants to purchase shares of New Common Stock to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a cash reserve of $77.9 million and reserved 72,754 shares of New Common Stock and warrants to purchase 124,012 shares of New Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its reserve to satisfy claims as they are resolved. As a result of these distributions, the cash reserve as of March 22, 2011, has been decreased to $64.6 million. As of March 22, 2011, 72,754 shares of New Common Stock and warrants to purchase 124,012 shares of New Common Stock remain to be distributed in satisfaction of pending claims.
     Through the claims resolution process, differences in amounts scheduled by the Company and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process may take considerable time to complete, and we expect that it will continue after the Company’s emergence from Chapter 11. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.
(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Use of Estimates
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures.

Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the consolidated financial statements to be consistent with current period presentation. These reclassifications were made to correct the classification of performance assurance plans (“PAP”) penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in a decrease of $7.7 million to revenue, an increase of $0.5 million to cost of services, and a decrease of $8.1 million to selling, general and administrative expenses for the year ended December 31, 2009. Correction of these classification errors had no impact on loss from operations or net loss.
     Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the recoverability of plant, property and equipment, valuation of intangible assets, pension and post-retirement benefit assumptions and income taxes. In addition, estimates have been made in determining the amounts and classification of certain liabilities subject to compromise.
(b) Revenue Recognition
     Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, voice services, Universal Service Fund receipts, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”). Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs approved by the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the Federal Communications Commission (the “FCC”).
     Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUCs’ (intrastate) or the FCC’s (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment, or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company’s estimates.
     Long-distance retail and wholesale services are usage sensitive and are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned. As of December 31, 2010 and 2009, unearned revenue of $15.3 million and $13.2 million, respectively, was included in other accrued liabilities on the consolidated balance sheet. The majority of the Company’s miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.
     Internet and broadband services and certain other services are recognized in the month the service is provided.
     Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.
     SQI penalties and certain PAP penalties are settled by crediting customer accounts and recorded as a reduction to revenue.
     Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
     Management makes estimated adjustments, as necessary, to revenue or accounts receivable for billing errors, including certain disputed amounts. At December 31, 2010 and 2009, the Company recorded revenue reserves of $19.6 million and $22.6 million, respectively.

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
(e) Restricted Cash
     As of March 31, 2008, the closing date of the Merger, the Company had $80.9 million of restricted cash (the “Merger Restricted Cash”). The Company is required to use these funds to (i) pay for the removal of dual poles in Vermont, which is estimated to cost $6.7 million, (ii) pay for certain service quality improvements under a performance enhancement plan in Vermont totaling $25.0 million, and (iii) pay for network improvements in New Hampshire totaling $49.2 million (the “New Hampshire Funds”). During the three months ended June 30, 2009, the Company requested that the New Hampshire Funds be made available for general working capital purposes. By letter dated May 12, 2009, the New Hampshire Public Utilities Commission (the “NHPUC”) approved the Company’s request, conditioned upon the Company’s commitment to invest funds on certain NHPUC approved network improvements in New Hampshire on the following schedule: $15.0 million by the end of 2010, an additional $20.0 million by the end of 2011 and an additional $30.0 million by the end of 2012 (the “NH Investment Commitment”). The NH Investment Commitment is inclusive of the $50.0 million previously required by the NHPUC. In addition, upon NHPUC approval of the Regulatory Settlement for New Hampshire (the “New Hampshire Regulatory Settlement”), the NH Investment Commitment was reduced by $10.0 million, with such funds being reallocated to recurring maintenance capital expenditures to be spent on or before March 31, 2013.
     As of December 31, 2010, the Company had released $79.7 million of the restricted cash for approved expenditures under the required projects, including $1.4 million in interest earned on such restricted cash. As of December 31, 2010 $2.7 million of the Merger Restricted Cash remains for removal of dual poles in Vermont. In addition, the Company also had $1.4 million of cash restricted for other purposes.
     In total, the Company had $4.1 million of restricted cash at December 31, 2010 of which $2.4 million is shown in current assets and $1.7 million is shown as a non-current asset on the condensed consolidated balance sheet. Subsequent to December 31, 2010, the Merger Restricted Cash for removal of dual poles in Vermont was moved to an escrow account.
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
     The following is activity in the Company’s allowance for doubtful accounts receivable for the years ended December 31, 2010, 2009 and 2008 (in thousands). Activity for the year ended December 31, 2009 has been recast to reflect the reclassification of certain PAP penalties from bad debt expense to a reduction of revenue (see note 3(a) for further information):

	2010	2009	2008
Balance, beginning of period	$58,358	$20,340	$25,585
Acquisition of Legacy FairPoint	—	—	1,832
Contributed back to Verizon	—	—	(9,356)
Provision charged to expense	20,525	48,402	25,234
Provision charged to other accounts (a)	(586)	(91)	5,419
Amounts written off, net of recoveries	(37,689)	(10,293)	(28,374)

Balance, end of period	$40,608	$58,358	$20,340

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.
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
     The Company sponsors pension and post-retirement healthcare plans for certain employees. Plan assets are held by a third party trustee. The Company’s plans hold debt and equity securities for investment purposes. The value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional contributions to the plans by the Company in order to meet funding requirements under ERISA.
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
     At December 31, 2010 and 2009, accumulated depreciation for property, plant and equipment was $4.4 billion and $4.2 billion, respectively.
     The estimated asset lives used are presented in the following table:

Average Lives (In Years)

Buildings	45
Central office equipment	5 — 11
Outside communications plant
Copper cable	15 — 18
Fiber cable	25
Poles and conduit	30 — 50
Furniture, vehicles and other	3 — 15

     When depreciable telephone plant used in the Company’s wireline network is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. No gain or loss is recognized on disposition of such assets.
     Network software purchased or developed in connection with related plant assets is capitalized. The Company also capitalizes interest associated with the acquisition or construction of network related assets. Capitalized interest is reported as part of the cost of the network related assets and as a reduction in interest expense. See note 3(k).
     Periodically, the Company reviews the estimated useful lives of property, plant, and equipment along with the associated depreciation rates. Effective January 1, 2009, the depreciation rates of copper cable and certain central office equipment were decreased to reflect the change in distribution of assets within these classes. As a result, depreciation expense decreased by approximately $28.0 million in 2009 compared to 2008.
     Effective January 1, 2008, the life of fiber cable was increased to 25 years from a previous life of 20 years. As a result, depreciation expense decreased by approximately $2.4 million in 2008 compared to 2007. This change was based on a review of the physical mortality of fiber cable and the Company’s long-term strategy for use of fiber cable, as well as a lack of technology-driven substitutes.
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
     The Company determined as of December 31, 2009 that a possible impairment of long-lived assets was indicated by the filing of the Chapter 11 Cases as well as a significant decline in the fair value of the Old Common Stock. In addition, as of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of long-lived assets was indicated. In accordance with the Property, Plant, and Equipment Topic of the ASC, the Company performed recoverability tests, based on undiscounted projected future cash flows associated with its long-lived assets, at each of these dates and determined that long-lived assets were not impaired at December 31, 2010 or 2009.
     While no impairment charges resulted from the analyses performed at December 31, 2010 and 2009, asset values may be adjusted in the future due to the application of fresh start accounting upon the Company’s emergence from Chapter 11.
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

     In addition, the Company capitalizes the interest cost associated with the period of time over which the Company’s internal use software is developed or obtained in accordance with the Interest Topic of the ASC. The Company has not capitalized interest costs incurred subsequent to the filing of the Chapter 11 Cases, as payments on all interest obligations have been stayed as a result of the filing of the Chapter 11 Cases. Upon entry into the $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Exit Credit Agreement”) on the Effective Date, the Company resumed capitalization of interest costs.
     On January 15, 2007, FairPoint entered into the Master Services Agreement (the “MSA”), with Capgemini U.S. LLC. Through the MSA, the Company replicated and/or replaced certain existing Verizon systems during a phased period through January 2009. As of June 30, 2009, the Company had completed the application development stage of the project and was no longer capitalizing costs in accordance with the Intangibles-Goodwill and Other Topic of the ASC. The Company has recognized both external and internal service costs associated with the MSA based on total labor incurred through the completion of the application development stage. As of December 31, 2010, the Company had capitalized $107.0 million of MSA costs and an additional $6.9 million of interest costs.
     In addition to the MSA, the Company has other agreements and projects for which costs are capitalized in accordance with the Intangibles — Goodwill and Other Topic and the Interest Topic of the ASC. During the years ended December 31, 2010 and 2009, the Company capitalized $12.6 million and $19.4 million, respectively, in software costs in addition to those capitalized under the MSA. During the year ended December 31, 2009, the Company capitalized $2.5 million in interest costs in addition to those capitalized under the MSA. The Company did not capitalize any interest costs during the year ended December 31, 2010.
     As of December 31, 2010 and 2009, the Company had capitalized $139.0 million and $126.4 million, respectively, of costs under the Intangibles — Goodwill and Other Topic of the ASC and $9.4 million of interest costs under the Interest Topic of the ASC.
(l) Debt Issue Costs
     On March 31, 2008, immediately prior to the Merger, Legacy FairPoint and Spinco entered into the Credit Agreement, dated as of March 31, 2008 (“Pre-Petition Credit Facility”), consisting of the Revolving Credit Facility, the Term Loan (defined as a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the “Term Loan A Facility”) and a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the “Term Loan B Facility”)) and the delayed draw term loan facility in an aggregate principal amount of $200.0 million (the “Delayed Draw Term Loan”). The Company incurred $29.2 million of debt issue costs associated with these credit facilities and began to amortize these costs over the life of the related debt, ranging from 6 to 7 years using the effective interest method.
     On January 21, 2009, the Company entered into an amendment to our Pre-Petition Credit Facility (the “Pre-Petition Credit Facility Amendment”) under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent’s undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company. The Company incurred $0.5 million of debt issue costs associated with the Pre-Petition Credit Facility Amendment and began to amortize these costs over the remaining life of the loan.
     Concurrent with the Pre-Petition Credit Facility Amendment, the Company wrote off $0.8 million of the unamortized debt issue costs associated with the original Pre-Petition Credit Facility, in accordance with the Debt — Modifications and Extinguishments Topic of the ASC.
     In connection with the accrued and unpaid interest on the 13 1/8% Senior Notes due April 1, 2018 (the “Old Notes”) exchanged in connection with the Company’s offer to exchange the Old Notes for the 13 1/8% Senior Notes due April 2, 2018 (the “New Notes”) (the “Exchange Offer”) consummated on July 29, 2009, the Company paid a cash consent fee of $1.6 million in the aggregate to holders of the Old Notes who validly delivered and did not revoke consents in the related consent solicitation prior to a specified early consent deadline, which amount was equal to $3.75 in cash per $1,000 aggregate principal amount of the Old Notes exchanged in the Exchange Offer. Pursuant to the Debt Topic of the ASC, this consent fee was capitalized and the Company began to amortize these costs over the life of the New Notes using the effective interest method.

     Concurrent with the filing of the Chapter 11 Cases, on October 26, 2009 the Company wrote off all remaining debt issue and offering costs related to its pre-petition debt in accordance with the Reorganizations Topic of the ASC.
     The Company entered into the Debtor-in-Possession Credit Agreement (as amended, the “DIP Credit Agreement”) on October 27, 2009. The Company incurred $0.9 million of debt issue costs associated with the DIP Credit Agreement and began to amortize these costs over the nine-month life of the DIP Credit Agreement using the effective interest method. Concurrent with the final order of the Bankruptcy Court, dated March 11, 2010 (the “Final DIP Order”), the Company incurred an additional $1.1 million of debt issue costs associated with the DIP Credit Agreement and began to amortize these costs over the remaining life of the DIP Credit Agreement using the effective interest method. On October 22, 2010, the Company incurred an additional $0.4 million of debt issue costs to extend the DIP Credit Agreement through January 2011. The Company has amortized these costs over the extended life of the DIP Credit Agreement.
     As of December 31, 2010 and 2009, the Company had capitalized debt issue costs of $0.1 million and $0.7 million, respectively, net of amortization.
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
     Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company’s single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its shareholders’ equity balance. As of December 31, 2010, shareholders’ deficit totaled $587.4 million. The income approach compares the fair value of the Company, as measured by discounted expected future cash flows, to the carrying amount of the Company. If the Company’s carrying amount exceeds its estimated fair value, there is a potential impairment and step two of the analysis must be performed.
     Step two compares the implied fair value of the Company’s goodwill (i.e. the fair value of the Company less the fair value of the Company’s assets and liabilities, including identifiable intangible assets) to its goodwill carrying amount. If the carrying amount of the Company’s goodwill exceeds the implied fair value of the goodwill, the excess is required to be recorded as an impairment.
     The Company performed step one of its annual goodwill impairment assessment as of October 1, 2010 and concluded that there was no impairment at that time.
     As of December 31, 2010, the Company had goodwill of $595.1 million.
     The Company’s only non-amortizable intangible asset is the trade name of Legacy FairPoint acquired in the Merger. Consistent with the valuation methodology used to value the trade name at the Merger, the Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. The Company performed its annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of its non-amortizable intangible assets was indicated. The Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that the trade name was not impaired.
     For its non-amortizable intangible asset impairment assessments at December 31, and October 1, 2010, the Company made certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows of the consolidated FairPoint Communications business, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may have resulted in the recognition of an impairment loss.
     While no impairment charges resulted from the analyses performed at October 1, 2010, asset values may be adjusted in the future due to the application of fresh start accounting upon the Company’s emergence from Chapter 11.
     The Company’s amortizable intangible assets consist of customer lists and a non-compete agreement. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 3(j) above.
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
     The Income Taxes Topic of the ASC requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. The Company’s unrecognized tax benefits totaled $5.4 million as of January 1, 2010 and $5.4 million as of December 31, 2010, of which $2.0 million would impact its effective tax rate, if recognized.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. During non-bankruptcy periods, the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determines its estimates of future taxable income based upon the scheduled reversal of deferred tax liabilities, projected future taxable income exclusive of reversing temporary differences, and tax planning strategies. The Company establishes valuation allowances for deferred tax assets when it is estimated to be more likely than not that the tax assets will not be realized. Based upon the Chapter 11 reorganization, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income.
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
(q) Employee Benefit Plans
     The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation-Retirement Benefits Topic of the ASC. This Topic requires the recognition of a defined benefit post-retirement plan’s funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Amounts recognized through accumulated comprehensive income are amortized into current income in accordance with the Compensation-Retirement Benefits Topic of the ASC. Additionally, a company must determine the fair value of plan assets as of the company’s year end.
(r) Business Segments
     Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in Segment Reporting Topic of the ASC. The Company consists of retail and wholesale telecommunications services, including voice, high speed Internet, and other services in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(s) Purchase Accounting
     Prior to the adoption of the Business Combinations Topic of the ASC, the Company recognized the acquisition of companies in accordance with SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). The cost of an acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as of the close of the acquisition, with amounts exceeding the fair value being recorded as goodwill. All future business combinations will be recognized in accordance with the Business Combinations Topic of the ASC.
(t) New Accounting Pronouncements
     On January 1, 2010, the Company adopted the accounting standard update (“ASU”) regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update had no impact on the Company’s consolidated results of operations and financial position.
     In October 2009, the FASB issued an ASU regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. It is not yet known what impact this ASU will have on the Company’s financial statements.
     Effective 2011, the Company will adopt the ASU regarding when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. It is not yet known what impact this ASU will have on the Company’s financial statements.
(4) Certain Transactions
(a) Merger
     On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the Verizon Group transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related voice and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a “reverse acquisition” of Legacy FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes.
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
     On March 4, 2009, the Company’s board of directors voted to suspend the quarterly dividend on the Company’s common stock. The Company currently does not expect to reinstate the payment of dividends.
(5) Acquisitions and Dispositions
     On March 31, 2008, the Company completed the Merger with Northern New England Spinco, Inc., or Spinco. The Merger of FairPoint and Spinco was accounted for as a reverse acquisition of FairPoint by Spinco under the purchase method of accounting because Verizon’s stockholders owned a majority of the shares of the combined Company following the Merger. The Merger consideration was $316.3 million. Goodwill resulting from this transaction will not be deductible for income tax purposes. Spinco was a wholly-owned subsidiary of Verizon that owned Verizon’s local exchange and related business activities in Maine, New Hampshire and Vermont. Spinco was spun off from Verizon immediately prior to the Merger. Spinco served approximately 1,562,000 access line equivalents as of the date of acquisition.
     Prior to the Merger, the Verizon Group engaged in a series of restructuring transactions to effect the transfer of specified assets and liabilities of the local exchange business of Verizon New England in Maine, New Hampshire and Vermont and the customers of the Verizon Group’s related voice and Internet service provider businesses in those states to Spinco and the entities (including an entity formed for holding Vermont property) that became Spinco’s subsidiaries. In connection with these restructuring transactions, and immediately prior to closing of the Merger on March 31, 2008, the Verizon Group contributed certain of those assets and all of the direct and indirect equity interests of those entities to Spinco in exchange for:
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

     The Merger was accounted for using the purchase method of accounting for business combinations and, accordingly, the acquired assets and liabilities of Legacy FairPoint were recorded at their estimated fair values as of the date of acquisition, and Legacy FairPoint’s results of operations have been included in the Company’s consolidated financial statements from the date of acquisition. During the first quarter of 2009, the Company recorded an adjustment to its deferred tax account which decreased the excess of the purchase price over fair value by $24.3 million. Based upon the Company’s purchase price allocation, the excess of the purchase price over the fair value of the net tangible assets acquired was approximately $846.8 million. The Company recorded an intangible asset related to the acquired customer relationships of $208.5 million, an intangible asset related to trade names of $42.8 million and an intangible asset related to a non-compete agreement of $0.4 million. The remaining $595.1 million was recognized as goodwill. The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships, one year for the non-compete agreement and trade names have an indefinite useful life.
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

Pro forma
year ended
December 31,
2008
(unaudited)
Revenue	$1,341,623
Net loss	$(87,582)

Loss per common share:
Basic	$(1.09)
Diluted	$(1.09)
(6) Goodwill and Other Intangible Assets
     Changes in the carrying amount of goodwill were as follows (in thousands):

Balance, December 31, 2008	$619,372

Adjustment to deferred income taxes	(24,252)
Balance, December 31, 2009	$595,120

No adjustment	—
Balance, December 31, 2010	$595,120

     The Company’s intangible assets consist of customer lists, non-compete agreement and trade names as follows (in thousands):

	December 31,
	2010	2009
Customer lists (weighted average 9.7 years):
Gross carrying amount	$208,504	$208,504
Less accumulated amortization	(62,073)	(39,501)

Net customer lists	146,431	169,003

Trade names (indefinite life):
Gross carrying amount	42,816	42,816

Total intangible assets, net	$189,247	$211,819

     The estimated weighted average useful lives of the intangible assets are 9.7 years for the customer relationships and an indefinite useful life for trade names. Amortization expense was $22.6 million, $22.6 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, and is expected to be approximately $22.6 million per year.
(7) Property, Plant, and Equipment
     A summary of property, plant, and equipment is shown below (in thousands):

	Estimated	December 31,
	life	2010	2009
	(in years)
Land	—	$23,880	$23,871
Buildings and leasehold improvements	2 — 45	328,822	313,766
Central office equipment	5 — 11	2,467,286	2,388,216
Outside communications plant	15 — 50	3,009,886	2,908,287
Furniture, vehicles and other work equipment	3 — 15	350,242	326,157
Plant under construction	—	50,619	144,541
Other	—	43,877	35,359

Total property, plant, and equipment		6,274,612	6,140,197
Accumulated depreciation		(4,414,912)	(4,189,762)

Net property, plant, and equipment		$1,859,700	$1,950,435

     Depreciation expense, excluding amortization of intangible assets, for the years ended December 31, 2010, 2009, and 2008 was $267.3 million, $252.7 million, and $237.8 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.
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
     The Company uses variable-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The Swaps effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate.
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
     In addition, as a result of the restatement of the interim condensed consolidated financial statements contained in the Amendments (the “2009 Restatement”), the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the New Notes together with the Old Notes (the “Pre-Petition Notes”), in each case at June 30, 2009.
     As a result of the Merger, the Company reassessed the accounting treatment of the Swaps and determined that, beginning on April 1, 2008, the Swaps did not meet the criteria for hedge accounting. Therefore, the changes in fair value of the Swaps subsequent to the Merger have been recorded as other income (expense) on the consolidated statement of operations. At December 31, 2010 and 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which has been included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at December 31, 2010 and 2009 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described above. The Company has recognized no gain or loss on derivative instruments on the consolidated statement of operations during the year ended December 31, 2010. The Company recognized a $12.3 million gain on derivative as a result of changes in the fair value of the Swaps during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, the Company recognized a loss of approximately $10.3 million through reorganization items related to the termination of the swaps as a result of the event of default described above.

(9) Long-term Debt
Long-term debt for the Company at December 31, 2010 and 2009 is shown below (in thousands):

	December 31,
	2010	2009
Senior secured Pre-Petition Credit Facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2010, due 2014 to 2015	$1,970,963	$1,965,450
Senior Notes, 13.125%, due 2018	549,996	549,996

Total outstanding long-term debt	$2,520,959	$2,515,446

     As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-Petition Credit Facility and the Pre-Petition Notes have been classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2010 and 2009.
     The estimated fair value of the Company’s long-term debt at December 31, 2010 and 2009 was approximately $1,539.7 million and $1,619.9 million respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates.
     The Company failed to make the September 30, 2009 principal and interest payments required under the Pre-Petition Credit Facility. Failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-Petition Credit Facility, which permitted the lenders to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. In addition, the incurrence of an event of default on the Pre-Petition Credit Facility constituted an event of default under the Swaps at September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period. Also, the failure to make the October 1, 2009 interest payment on the Pre-Petition Notes within thirty days of the due date constituted an event of default under the Pre-Petition Notes. An event of default under the Pre-Petition Notes permitted the holders of the Pre-Petition Notes to accelerate the maturity of the Pre-Petition Notes. Filing of the Chapter 11 Cases constituted an event of default on the New Notes. In addition, as a result of the 2009 Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the Pre-Petition Notes, in each case at June 30, 2009.
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
     The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2010 are as follows (in thousands):

Year ending December 31,
2011	$58,725
2012	63,300
2013	288,300
2014	134,450
2015	1,426,188
Thereafter	549,996

$2,520,959

     Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company had not accrued interest expense on the Pre-Petition Notes subsequent to the Petition Date. Accordingly, $72.2 million and $13.4 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the year ended December 31, 2010 and 2009, respectively. The Company had continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest is considered an allowed claim per the Plan.
     All pre-petition debt was terminated on the Effective Date.
     Prior to March 31, 2008, debt held by the Verizon Northern New England business was recorded at the Verizon consolidated level and interest expense was allocated to the Verizon Northern New England business.
     Pre-Petition Credit Facility
     On March 31, 2008, immediately prior to the Merger, FairPoint and Spinco entered into the Pre-Petition Credit Facility consisting of the Revolving Credit Facility, the Term Loan and the Delayed Draw Term Loan. Spinco drew $1,160.0 million under the Term Loan immediately prior to the spin-off, and then the Company drew $470.0 million under the Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, the Company had drawn an additional $194.5 million under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.
     On October 5, 2008 the administrative agent under the Pre-Petition Credit Facility filed for bankruptcy. The administrative agent accounted for thirty percent of the loan commitments under the Revolving Credit Facility. On January 21, 2009, the Company entered into the Pre-Petition Credit Facility Amendment under which, among other things, the administrative agent resigned and was replaced by a new administrative agent. In addition, the resigning administrative agent’s undrawn loan commitments under the Revolving Credit Facility, totaling $30.0 million, were terminated and are no longer available to the Company.
     The Revolving Credit Facility has a swingline subfacility in the amount of $10.0 million and a letter of credit subfacility in the amount of $30.0 million, which will allow issuances of standby letters of credit by the Company. The Pre-Petition Credit Facility also permitted interest rate and currency exchange swaps and similar arrangements that the Company may enter into with the lenders under the Pre-Petition Credit Facility and/or their affiliates.
     As of December 31, 2010, the Company had borrowed $155.5 million under the Revolving Credit Facility. Upon the event of default under the Pre-Petition Credit Facility relating to the Chapter 11 Cases described herein, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2010, no funds remained available under the Revolving Credit Facility.
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
     Borrowings under our Pre-Petition Credit Facility bear interest at variable interest rates. Interest rates for borrowings under the Pre-Petition Credit Facility are, at the Company’s option, for the Revolving Credit Facility and for the Term Loans at either (a) the Eurodollar rate, as defined in the Pre-Petition Credit Facility, plus an applicable margin or (b) the base rate, as defined in the Pre-Petition Credit Facility, plus an applicable margin.
     The Company’s Term Loan B debt is subject to a LIBOR floor of 3.00%. As a result, the Company incurs interest expense at above-market levels when LIBOR rates are below 3.00%.

     The Pre-Petition Credit Facility provided for payment to the lenders of a commitment fee on the average daily unused portion of the Revolving Credit Facility commitments, payable quarterly in arrears on the last business day of each calendar quarter and on the date upon which the commitment is terminated. The Pre-Petition Credit Facility also provided for payment to the lenders of a commitment fee from the closing date of the Pre-Petition Credit Facility up through and including the twelve month anniversary thereof on the unused portion of the Delayed Draw Term Loan, payable quarterly in arrears, and on the date upon which the Delayed Draw Term Loan is terminated, as well as other fees.
     The Pre-Petition Credit Facility required the Company first to prepay outstanding Term Loan A loans in full, including any applicable fees, interest and expenses and, to the extent that no Term Loan A loans remain outstanding, Term Loan B loans, including any applicable fees, interest and expenses, with, subject to certain conditions and exceptions, 100% of the net cash proceeds the Company receives from any sale, transfer or other disposition of any assets, subject to certain reinvestment rights, 100% of net casualty insurance proceeds, subject to certain reinvestment rights and 100% of the net cash proceeds the Company receives from the issuance of debt obligations and preferred stock. In addition, the Pre-Petition Credit Facility required it to prepay outstanding Term Loans on the date the Company delivered a compliance certificate pursuant to the Pre-Petition Credit Facility beginning with the fiscal quarter ended June 30, 2009 demonstrating that the Company’s leverage ratio for the preceding quarter was greater than 3.50 to 1.00, with an amount equal to the greater of (i) $11,250,000 or (ii) 90% of the Company’s excess cash flow calculated after its permitted dividend payment and less its amortization payments made on the Term Loans pursuant to the Pre-Petition Credit Facility. Notwithstanding the foregoing, the Company may have designated the type of loans which were to be prepaid and the specific borrowings under the affected facility pursuant to which any amounts mandatorily prepaid would have been applied in forward order of maturity of the remaining amortization payments.
     Voluntary prepayments of borrowings under the Term Loan facilities and optional reductions of the unutilized portion of the revolving facility commitments would have been permitted upon payment of an applicable payment fee, which shall only be applicable to certain prepayments of borrowings as described in the Pre-Petition Credit Facility.
     Under the Pre-Petition Credit Facility, the Company was required to meet certain financial tests, including a minimum cash interest coverage ratio and a maximum total leverage ratio. The Pre-Petition Credit Facility contained customary affirmative covenants. The Pre-Petition Credit Facility also contained negative covenants and restrictions, including, among others, with respect to redeeming and repurchasing the Company’s other indebtedness, loans and investments, additional indebtedness, liens, capital expenditures, changes in the nature of the Company’s business, mergers, acquisitions, asset sales and transactions with affiliates. The Pre-Petition Credit Facility contained customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due (subject to customary grace periods), breach of covenants or representations, cross-defaults to certain other indebtedness in excess of specified amounts, judgment defaults in excess of specified amounts, certain ERISA defaults, the failure of any guaranty or security document supporting the Pre-Petition Credit Facility and certain events of bankruptcy and insolvency.
     Scheduled amortization payments on our Pre-Petition Credit Facility began in 2009. No principal payments were due on the Pre-Petition Notes prior to their maturity. As a result of the Chapter 11 Cases, the Company has not made any additional principal or interest payments on its pre-petition debt.
     For the year ended December 31, 2009, the Company repaid $8.4 million of principal under the Term Loan A Facility and $6.1 million of principal under the Term Loan B Facility.
     Prior to the filing of the Chapter 11 Cases, the Company failed to make principal and interest payments due under the Pre-Petition Credit Facility on September 30, 2009. The failure to make the principal payment on the due date and failure to make the interest payment within five days of the due date constituted events of default under the Pre-Petition Credit Facility. An event of default under the Pre-Petition Credit Facility permitted the lenders under the Pre-Petition Credit Facility to accelerate the maturity of the loans outstanding thereunder, seek foreclosure upon any collateral securing such loans and terminate any remaining commitments to lend to the Company. The occurrence of an event of default under the Pre-Petition Credit Facility constituted an event of default under the Swaps. In addition, the Company failed to make payments due under the Swaps on September 30, 2009, which failure resulted in an event of default under the Swaps upon the expiration of a three business day grace period.

     In addition, as a result of the 2009 Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the Pre-Petition Notes, in each case at June 30, 2009.
     The Pre-Petition Credit Facility also contained restrictions on the Company’s ability to pay dividends on its common stock.
     The Pre-Petition Credit Facility was guaranteed, jointly and severally, by all existing and subsequently acquired or organized wholly owned first-tier domestic subsidiaries of the Company that are holding companies. No guarantee was required of a subsidiary that is an operating company. Northern New England Telephone Operations LLC, Telephone Operating Company of Vermont LLC and Enhanced Communications of Northern New England Inc. are regulated operating subsidiaries and, accordingly, are not guarantors under the Pre-Petition Credit Facility.
     The Pre-Petition Credit Facility was secured by a first priority perfected security interest in all of the stock, equity interests, promissory notes, partnership interests and membership interests owned by the Company.
     The Pre-Petition Credit Facility was terminated on the Effective Date.
     Old Notes
     On March 31, 2008, Spinco issued $551.0 million aggregate principal amount of the Old Notes. The Old Notes were set to mature on April 1, 2018 and were not redeemable at the Company’s option prior to April 1, 2013. Interest was payable on the Old Notes semi-annually in cash on April 1 and October 1 of each year. The Old Notes bear interest at a fixed rate of 13 1/8% and principal was due at maturity. The Old Notes were issued at a discount and, accordingly, at the date of their distribution, the Old Notes had a carrying value of $539.8 million (principal amount at maturity of $551.0 million less discount of $11.2 million). Following the filing of the Chapter 11 Cases, $9.9 million of discount on the Pre-Petition Notes was written off in order to adjust the carrying amount of the Company’s pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for the Company’s pre-petition debt.
     Upon the consummation of the Exchange Offer and the corresponding consent solicitation, substantially all of the restrictive covenants in the indenture governing the Old Notes were deleted or eliminated and certain of the events of default and various other provisions contained therein were modified.
     Prior to the filing of the Chapter 11 Cases, the Company failed to make the October 1, 2009 interest payment on the Pre-Petition Notes. The failure to make the interest payment on the Pre-Petition Notes constituted an event of default under the Pre-Petition Notes upon the expiration of a thirty day grace period. An event of default under the Pre-Petition Notes permits the holders of the Pre-Petition Notes to accelerate the maturity of the Pre-Petition Notes.
     In addition, as a result of the 2009 Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the Pre-Petition Notes, in each case at June 30, 2009.
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

     The New Notes mature on April 2, 2018 and bear interest at a fixed rate of 13?%, payable in cash, except that the New Notes bore interest at a rate of 15% for the period from July 29, 2009 through and including September 30, 2009. In addition, the Company was permitted to pay the interest payable on the New Notes for the Initial Interest Payment Period in the form of cash, by capitalizing such interest and adding it to the principal amount of the New Notes or a combination of both cash and such capitalization of interest, at its option. The Company intended to make the $12.2 million interest payments due on October 1, 2009 on the New Notes by capitalizing such interest and adding it to the principal amount of the New Notes. As the Pre-Petition Notes have been classified as subject to compromise as of December 31, 2009, the Company has classified the accrued interest on the exchanged Old Notes as of December 31, 2009 of $12.2 million as subject to compromise on the consolidated balance sheet. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date is not expected to be an allowed claim, the Company has not accrued interest expense on the Pre-Petition Notes subsequent to the Petition Date.
     The Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association (the “New Indenture”) limits, among other things, the Company’s ability to incur additional indebtedness, issue certain preferred stock, repurchase its capital stock or subordinated debt, make certain investments, create certain liens, sell certain assets or merge or consolidate with or into other companies, incur restrictions on the ability of the Company’s subsidiaries to make distributions or transfer assets to the Company and enter into transactions with affiliates.
     The New Indenture also restricts the Company’s ability to pay dividends on or repurchase its common stock under certain circumstances.
     As a result of the Chapter 11 Cases, the Company did not make any principal or interest payments on its pre-petition debt during the year ended December 31, 2010. During the year ended December 31, 2009, the Company repurchased $19.9 million in aggregate principal amount of the Old Notes for an aggregate purchase price of $6.3 million in cash. In total, including amounts repaid under the Term Loan A Facility and Term Loan B Facility, the Company retired $34.5 million of outstanding debt during the year ended December 31, 2009.
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
     Prior to the filing of the Chapter 11 Cases, the Company failed to make the October 1, 2009 interest payment on the Pre-Petition Notes. The failure to make the interest payment on the Pre-Petition Notes constituted an event of default under the Pre-Petition Notes upon the expiration of a thirty day grace period. An event of default under the Pre-Petition Notes permits the holders of the Pre-Petition Notes to accelerate the maturity of the Pre-Petition Notes. In addition, the filing of the Chapter 11 Cases constituted an event of default under the New Notes.
     In addition, as a result of the 2009 Restatement, the Company determined that the Company was not in compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant under the Pre-Petition Credit Facility for the measurement period ended June 30, 2009, which constituted an event of default under each of the Pre-Petition Credit Facility and the Swaps, and may have constituted an event of default under the Pre-Petition Notes, in each case at June 30, 2009.
     The Pre-Petition Notes were terminated on the Effective Date.
     Debtor-in-Possession Financing
     DIP Credit Agreement
     In connection with the Chapter 11 Cases, the FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics,” and together with FairPoint Communications, the “DIP Borrowers”) entered into the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (“DIP Credit Agreement”) with certain financial institutions (“DIP Lenders”) and the Administrative Agent. The

DIP Credit Agreement provided for DIP Financing. Pursuant to the Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20.0 million. On March 11, 2010 the Bankruptcy Court entered the final order of the Bankruptcy Court (the “Final DIP Order”), permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement and letters of credit totaling $18.7 million had been issued under the DIP Credit Agreement.
     The DIP Financing (defined as the revolving facility with an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that may be issued to third parties for our account) matured and was repayable in full on the earlier to occur of (i) January 31, 2011, which date could have been extended for up to an additional two months with the consent of the Required Lenders (as defined in the DIP Credit Agreement) for no additional fee, (ii) the Effective Date, (iii) the voluntary reduction by the DIP Borrowers to zero of all commitments to lend under the DIP Credit Agreement, or (iv) the date on which the obligations under the DIP Financing were accelerated by the non-defaulting DIP Lenders holding a majority of the aggregate principal amount of the outstanding loans and letters of credit plus unutilized commitments under the DIP Financing upon the occurrence and during the continuance of certain events of default.
     Other material provisions of the DIP Credit Agreement included the following:
     Interest Rate and Fees. Interest rates for borrowings under the DIP Credit Agreement were, at the DIP Borrowers’ option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.
     Interest accrued from and including the date of any borrowing up to but excluding the date of any repayment thereof and was payable (i) in respect of each base rate loan, monthly in arrears on the last business day of each month, (ii) in respect of each Eurodollar loan, on the last day of each interest period applicable thereto (which shall be a period of one month) and (iii) in respect of each such loan, on any prepayment or conversion (on the amount prepaid or converted), at maturity (whether by acceleration or otherwise) and, after such maturity, on demand. The DIP Credit Agreement provided for the payment to the Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $0.4 million was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provided for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), as well as certain other fees.
     Voluntary Prepayments. Voluntary prepayments of borrowings and optional reductions of the unutilized portion of the commitments were permitted without premium or penalty (subject to payment of breakage costs in the event Eurodollar loans are prepaid prior to the end of an applicable interest period).
     Covenants. Under the DIP Credit Agreement, the DIP Borrowers were required to maintain compliance with certain covenants, including maintaining minimum EBITDAR (earnings before interest, taxes, depreciation, amortization, restructuring charges and certain other non-cash costs and charges, as set forth in the DIP Credit Agreement) and not exceeding maximum permitted capital expenditure amounts. Covenants related to EBITDAR and capital expenditures were removed under the 15th Amendment to the DIP Credit Agreement, effective October 22, 2010. The DIP Credit Agreement also contained customary affirmative and negative covenants and restrictions, including, among others, with respect to investments, additional indebtedness, liens, changes in the nature of the business, mergers, acquisitions, asset sales and transactions with affiliates. As of December 31, 2010, the DIP Borrowers were in compliance with all covenants under the DIP Credit Agreement.

     Events of Default. The DIP Credit Agreement contained customary events of default, including, but not limited to, failure to pay principal, interest or other amounts when due, breach of covenants, failure of any representations to have been true in all material respects when made, cross-defaults to certain other indebtedness in excess of specific amounts (other than obligations and indebtedness created or incurred prior to the filing of the Chapter 11 Cases), judgment defaults in excess of specified amounts, certain ERISA defaults and the failure of any guaranty or security document supporting the DIP Credit Agreement to be in full force and effect, the occurrence of a change of control and certain matters related to the Interim Order, the Final DIP Order and other matters related to the Chapter 11 Cases.
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
     As of December 31, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement, however letters of credit had been issued under the DIP Credit Agreement for $18.7 million. Accordingly, as of December 31, 2010, the amount available under the DIP Credit Agreement was $56.3 million.
     The DIP Credit Agreement was terminated on January 24, 2011 (the “Effective Date”). All letters of credit outstanding under the DIP Credit Agreement were transferred to the Exit Credit Agreement on the Effective Date.
     Exit Credit Agreement
     On the Effective Date the Exit Borrowers entered into the $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Exit Credit Agreement”). The Company’s $1,075.0 million Exit Credit Agreement consists of a non-amortizing revolving facility (the “Exit Revolving Loan”) in an aggregate principal amount of $75.0 million and a senior secured term loan facility in an aggregate principal amount of $1,000.0 million (the “Term Loan Facility”). The Company drew the full $1,000.0 million under the Term Loan Facility immediately upon emergence on the Effective Date. The Exit Revolving Loan includes a $30.0 million sublimit available for the issuance of letters of credit. Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Exit Revolving Loan. As of the Effective Date, the Company had approximately $1,000.0 million of total debt outstanding. In addition, as of the Effective Date, the Company had $56.3 million, net of outstanding letters of credit, available for additional borrowing under the Exit Revolving Loan.

(10) Employee Benefit Plans
     The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2010 and 2009, in accordance with the Compensation—Retirement Benefits Topic of the ASC. These measurements were based on weighted average discount rates of 5.61% and 6.07% as of December 31, 2010 and 2009, respectively, as well as certain other valuation assumption modifications.
     Prior to the Merger, the Verizon Northern New England business participated in Verizon’s benefit plans. Verizon maintained noncontributory defined benefit pension plans for many of its employees. The postretirement health care and life insurance plans for the Verizon Northern New England business’ retirees and their dependents were both contributory and noncontributory and included a limit on the Companies’ share of cost for recent and future retirees. The Verizon Northern New England business also sponsored defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis. A measurement date of December 31 was used for the pension and postretirement health care and life insurance plans.
     The structure of Verizon’s benefit plans did not provide for the separate attribution of the related pension and postretirement assets and obligations at the Verizon Northern New England business level. Because there was not a separate plan for the Verizon Northern New England business, the annual income and expense related to such assets and obligations were allocated to the Verizon Northern New England business and are reflected as prepaid pension assets and employee benefit obligations in the balance sheet prior to the Merger.
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

Obligations and funded status
     A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the years ended December 31, 2010 and 2009:

	Qualified Pension		Post-retirement Healthcare
	Year ended December 31,		Year ended December 31,
(In thousands)	2010	2009	2010	2009
Fair value of plan assets:
Fair value of plan assets at beginning of year	$162,604	$184,300	$—	$—
Actual return on plan assets	18,180	26,339	(1)	—
Plan settlements	—	(47,857)	—	—
Employer contributions	—	—	1,735	389
Benefits paid	(4,310)	(178)	(1,520)	(389)

Fair value of plan assets at end of year	176,474	162,604	214	—

Projected benefit obligation:
Projected benefit obligation at beginning of year	$205,234	$222,393	$260,330	$221,286
Service cost	11,187	10,923	14,321	13,020
Interest cost	12,963	13,269	16,347	13,889
Plan amendments	—	—
Plan settlements	—	(47,857)	—	—
Benefits paid	(4,310)	(178)	(1,520)	(389)
Actuarial loss	40,686	6,684	55,423	12,524

Projected benefit obligation at end of year	265,760	205,234	344,901	260,330

Plan assets less than projected benefit obligation	$(89,286)	$(42,630)	$(344,687)	$(260,330)

Accumulated benefit obligation	$265,688	$204,946	N/A	N/A

Amounts recognized in the consolidated balance sheets:
Non-current assets	$2,960	$8,808	$—	$—
Current liabilities	—	—	(2,515)	(961)
Non-current liabilities	(92,246)	(51,438)	(342,172)	(259,369)

Net amount recognized	$(89,286)	$(42,630)	$(344,687)	$(260,330)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$(17,141)	$(18,665)	$(29,426)	$(33,715)
Net actuarial loss	(117,749)	(80,666)	(127,660)	(75,707)

Net amount recognized in accumulated other comprehensive loss	$(134,890)	$(99,331)	$(157,086)	$(109,422)

     Pension plan assets at December 31, 2009 include an additional transfer of assets from Verizon of $33.3 million, which was received on February 5, 2010, as well as a pending transfer of assets from Verizon estimated as of December 31, 2009 to be $0.2 million. As of December 31, 2009, a disputed amount was pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters

Agreement, dated January 15, 2007 between Verizon and the Company (the “Employee Matters Agreement”). The disputed amount was not included in the Company’s pension plan assets at December 31, 2009. By letter dated July 29, 2010, the third-party actuary appointed to perform the review and validation determined that an additional $2.5 million, adjusted for gains or losses since the date of the original transfer, should be transferred from Verizon’s defined benefit plans’ trusts to the Company’s represented employees pension plan trust. This transfer was received in the amount of $2.4 million on September 1, 2010, at which time the Company’s net pension obligation was decreased by this amount.
     The plans’ portfolio strategy emphasizes a long-term equity orientation, significant global diversification and financial and operating risk controls. The plans’ diversification seeks to minimize the concentration of risk. Assets are allocated according to long-term risk and return estimates. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors.
     The fair values for the pension plans by asset category at December 31, 2010 are as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,111	$5,111	$—	$—
Equity securities	85,886	85,886	—	—
Fixed income securities	63,546	21,823	41,723	—
Hedge funds	21,931	—	—	21,931

Total	$176,474	$112,820	$41,723	$21,931

     The fair values for the pension plans by asset category at December 31, 2009 were as follows:

(In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$18,972	$18,972	$—	$—
Equity securities	41,569	41,569	—	—
Fixed income securities	52,045	—	52,045	—
Hedge funds	14,202	—	—	14,202
Funds receivable from Verizon	33,553	—	—	33,553
Other assets	2,263	—	—	2,263

Total	$162,604	$60,541	$52,045	$50,018

     A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable (Level 3) inputs as of December 31, 2010 is as follows:

		Funds Receivable
(In thousands)	Hedge Funds	from Verizon	Other Assets	Total
Balance at December 31, 2008	$—	$32,094	$—	$32,094
Actual gain (loss) on plan assets	(798)	1,459	—	661
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	15,000	—	2,263	17,263

Balance at December 31, 2009	$14,202	$33,553	$2,263	$50,018
Actual gain (loss) on plan assets	(171)	—	68	(103)
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	7,900	(33,553)	(2,331)	(27,984)

Balance at December 31, 2010	$21,931	$—	$—	$21,931

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
     Fixed income securities are investments in corporate bonds and in publicly traded mutual funds that invest in corporate bonds. The fair values of corporate bonds are based on observable prices and are classified within Level 2 of the fair value hierarchy. Pricing of publicly traded mutual funds is readily available and, therefore, these funds are classified within Level 1 of the fair value hierarchy.
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
     Funds receivable from Verizon represent the estimated pending transfer of funds from Verizon following final actuarial settlement. Concurrent with the closing of the Merger, Verizon transferred 80% of the value of the pension plans to the Company. During the three months ended March 31, 2010, $33.3 million was transferred from Verizon’s defined benefit pension plans’ trusts to the Company’s pension plan trust. As of December 31, 2009, a disputed amount was pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement. The disputed amount was not included in the Company’s pension plan assets at December 31, 2009. By letter dated July 29, 2010, the third-party actuary appointed to perform the review and validation determined that an additional $2.5 million, adjusted for gains or losses since the date of the original transfer, should be transferred from Verizon’s defined benefit plans’ trusts to the Company’s represented employees pension plan trust. This transfer was received in the amount of $2.4 million on September 1, 2010, at which time the Company’s net pension obligation was decreased by this amount.

     Net periodic benefit costComponents of the net periodic benefit (income) cost related to the Company’s pension and post-retirement healthcare plans for the years ended December 31, 2010 and 2009 and the nine months ended December 31, 2008 are presented below.

	Qualified Pension			Post-retirement Healthcare
			Nine months			Nine months
	Year ended December 31,		ended December 31,	Year ended December 31,		ended December 31,
(In thousands)	2010	2009	2008	2010	2009	2008
Service cost	$11,187	$10,923	$6,741	$14,321	$13,020	$7,018
Interest cost	12,963	13,269	9,383	16,347	13,889	8,196
Expected return on plan assets	(16,664)	(20,575)	(15,745)	(3)	—	—
Amortization of prior service cost	1,524	1,452	632	4,289	4,293	3,219
Amortization of actuarial loss	2,087	813	—	3,474	3,487	261
Settlement loss	—	18,420	—	—	—	—

Net periodic benefit cost	$11,097	$24,302	$1,011	$38,428	$34,689	$18,694

     The net periodic benefit (income) cost related to the Company’s pension plans was $0.9 million for the year ended December 31, 2008, of which ($0.1) million related to net periodic benefit income for the three months ended March 31, 2008. The net periodic benefit cost related to the Company’s post-retirement healthcare plans was $41.2 million for the year ended December 31, 2008, of which $22.5 million related to net periodic benefit cost for the three months ended March 31, 2008.
     Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows for the years ended December 31, 2010 and 2009 and the nine months ended December 31, 2008:

	Qualified Pension			Post-retirement Healthcare
			Nine months			Nine months
	Year ended December 31,		ended December 31,	Year ended December 31,		ended December 31,
(In thousands)	2010	2009	2008	2010	2009	2008
Amounts recognized in other comprehensive income (loss):
New prior service cost	$—	$—	$13,454	$—	$—	$123
Net loss arising during the year	39,170	920	94,340	55,427	12,524	37,675
Amortization or curtailment of prior service cost	(1,524)	(1,452)	(632)	(4,289)	(4,293)	(3,219)
Amortization or settlement recognition of net loss	(2,087)	(19,233)	—	(3,474)	(3,487)	(261)

Total amount recognized in other comprehensive loss	$35,559	$(19,765)	$107,162	$47,664	$4,744	$34,318

Estimated amounts that will be amortized from accumulated other comprehensive loss in the next fiscal year:
Prior service cost	$(126)	$(1,524)	$(1,452)	$(357)	$(4,290)	$(4,292)
Net actuarial loss	(365)	(1,115)	(623)	(475)	(3,110)	(2,656)

Total amount estimated to be amortized from accumulated other comprehensive loss in the next fiscal year	$(491)	$(2,639)	$(2,075)	$(832)	$(7,400)	$(6,948)

     During the years ended December 31, 2010 and 2009, the Company did not make a contribution to the qualified pension plans, but did incur $1.5 million and $0.4 million, respectively, in post-retirement healthcare plan expenditures. In 2011, the Company expects to make contributions of $6.8 million and $2.5 million to its qualified pension plans and post-retirement healthcare plans, respectively.

Assumptions
     The weighted average assumptions used in determining benefit obligations are as follows:

	December 31,
	2010	2009
Qualified Pension
Discount rate	5.56%	6.00%
Rate of future increases in compensation	3.00%	4.00%

Post-retirement Healthcare
Discount rate	5.65%	6.13%
Rate of future increases in compensation	4.00%	4.00%
     The weighted average assumptions used in determining net periodic cost are as follows:

	Year ended December 31,		Nine months ended
	2010	2009	December 31, 2008
Qualified Pension
Discount rate	6.00%	5.94%	6.80%
Expected return on plan assets	8.32%	8.32%	8.38%
Rate of compensation increase	4.00%	4.00%	4.00%

Post-retirement Healthcare
Discount rate	6.13%	5.95%	6.80%
Rate of compensation increase	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	7.70%	8.00%	9.50%
Healthcare cost trend rate assumed for participants over 65 next year	8.20%	8.50%	10.50%
Rate that the cost trend rates ultimately declines to	4.00%	4.00%	5.00%
Year that the rates reach the terminal rate	2029	2029	2014
     Prior to the Merger, the weighted average assumptions used in determining net periodic cost for the three months ended March 31, 2008 were as follows:

Three months ended
March 31, 2008
Qualified Pension
Discount rate	6.50%
Expected return on plan assets	8.50%
Rate of compensation increase	4.00%

Post-retirement Healthcare
Discount rate	6.00%
Rate of compensation increase	4.00%

     In developing the expected long-term rate-of-return assumption, the Company evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate-of-return on qualified pension plan assets is based on target allocations of 50% equity and 50% fixed income securities for the management plan and 70% equity and 30% fixed income securities for the associate plan. The asset allocation at December 31, 2010 for the Company’s qualified pension plan assets was as follows:

	Management Plan	Associate Plan	Total Pension
Cash and cash equivalents (1)	1.3%	0.8%	0.9%
Equity securities	41.9%	69.8%	63.1%
Fixed income securities	56.8%	29.4%	36.0%

	100.0%	100.0%	100.0%

(1)
Cash and cash equivalents includes only those amounts that are held in the respective plans’ trusts as cash and cash equivalent instruments. Amounts pending purchase or settlement of equity or fixed income securities are classified within equity securities or fixed income securities, as appropriate.

     For the years ended December 31, 2010 and 2009, the actual return on the pension plan assets was approximately 11.2% and 17.3%, respectively. Net periodic benefit cost for 2010 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company’s actual return on plan assets become significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans.
     A 1% change in the medical trend rate assumed for post-retirement healthcare benefits would have the following effects at December 31, 2010:

Post-retirement
(In thousands)	Healthcare
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$7,278
Effect on benefit obligation	$80,342

1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(5,589)
Effect on benefit obligation	$(61,572)

     The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement health benefits at December 31, 2010 is as follows:

Post-retirement
(In thousands)	Healthcare
Change in projected benefit obligation
$(20,794)
Change in each component of net periodic cost:
Service cost	$(866)
Interest cost	(947)
Net amortization and deferral of prior service cost	16
Net amortization and deferral of actuarial loss	(349)

Total change in net periodic cost	$(2,146)

Estimated future benefit payments
     Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement healthcare benefit payments are as follows as of December 31, 2010:

		Post-retirement
(In thousands)	Qualified Pension	Healthcare
Expected employer contributions for 2011	$6,821	$2,515

Expected benefit payments:
2011	$9,815	$2,515
2012	3,444	3,356
2013	12,667	4,371
2014	13,909	5,320
2015	4,802	6,641
2016-2020	43,077	59,159

Expected subsidy:
2011		$12
2012		21
2013		33
2014		52
2015		82
2016-2020		1,321
401(k) savings plans
The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover substantially all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that cover in the aggregate substantially all eligible Northern New England operations employees (collectively, “the 401(k) Plans”). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion. For the 401 (k) Plan years ended December 31, 2010 and 2009, the Company matched 100% of each employee’s contribution up to 5% of compensation. For the 401(k) Plan year ended December 31, 2008, the Company generally matched in the Legacy FairPoint 401(k) plans 100% of each employee’s contribution up to 3% of compensation and 50% of additional contributions up to 6% or as otherwise required by relevant collective bargaining agreement; in the Northern New England 401(k) management plan an amount equal to 100% of each employee’s contribution up to 6% of base compensation, plus, depending on Company performance, an additional discretionary match of up to 50% of the next 3% of base compensation; and in the Northern New England 401(k) plan for union associates an amount equal to 82% of each employee’s contribution up to 6% of base compensation. Total Company contributions to all 401(k) Plans were $10.4 million, $9.8 million, and $10.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(11) Income Taxes
     Income tax (expense) benefit for the years ended December 31, 2010, 2009 and 2008 consists of the following components (in thousands):

	2010	2009	2008
Current:
Federal	$—	$—	$8,027
State and local	(732)	(240)	1,498

Total current income tax (expense) benefit	(732)	(240)	9,525

Investment tax credits	478	532	417
Deferred:
Federal	3,246	69,704	30,269
State and local	4,669	9,018	3,197

Total deferred income tax benefit	7,915	78,722	33,466

Total income tax benefit	$7,661	$79,014	$43,408

     Total income tax benefit was different than that computed by applying U.S. Federal income tax rates to income before income taxes for the years ended December 31, 2010, 2009 and 2008. The 2.6% effective tax (benefit) rate for the year ended December 31, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). Under the Health Care Act, beginning in 2013, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage under Medicare Part D for retiree prescription drug coverage to the extent of the subsidy the Company receives for providing that coverage. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. Our effective tax rate for the year ended December 31, 2010 was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in our valuation allowance for deferred tax assets due to our inability, by rule, to rely on future earnings to offset our NOLs during the Chapter 11 Cases.
     A reconciliation of the Company’s statutory tax rate to its effective tax rate is presented below (in percentages):

	2010	2009	2008
Statutory Federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
State income tax (expense) benefit, net of Federal income tax expense	(2.9)	(2.9)	(2.7)
Post-petition interest	16.6	2.7	—
Investment tax credits	(0.2)	(0.1)	(0.4)
Medicare subsidy	(0.3)	(0.2)	(1.0)
Restructuring charges	2.6	1.3	—
Medicare subsidy impact of law change	2.4	—	—
Other, net	0.2	1.0	0.3
Valuation allowance	14.0	8.5	—

Effective income tax (benefit) rate	(2.6)%	(24.7)%	(38.8)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below (in thousands):

	2010	2009
Deferred tax assets:
Federal and state tax loss carryforwards	$230,398	$165,982
Employee benefits	179,904	136,242
Allowance for doubtful accounts	16,288	26,539
Investment tax credits	1,729	1,925
Alternative minimum tax and other state credits	7,315	6,095
Basis in interest rate swaps	7,087	33,181
Bond issuance costs	10,980	13,154
Service quality rebate reserve	8,333	11,044
Other, net	15,008	9,009

Total gross deferred tax assets	477,042	403,171
Deferred tax liabilities:
Property, plant, and equipment	319,244	321,856
Goodwill and other intangible assets	81,165	88,011
Other, net	7,060	6,119

Total gross deferred tax liabilities	407,469	415,986

Net deferred tax assets (liabilities) before valuation allowance	69,573	(12,815)
Valuation allowance	(105,554)	(27,214)

Net deferred tax liabilities	$(35,981)	$(40,029)

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
     Based upon the level of projections for future taxable income at December 31, 2008, management believed it was more likely than not the Company would realize the full benefits of these deductible differences. However, as a result of the change in facts and circumstances during 2009 in which the Company filed for Chapter 11 reorganization, the Company reassessed the likelihood that its deferred tax assets will be realized as of December 31, 2009. Based upon the change in circumstances, management believes it can support the realizability of its deferred tax asset only by the scheduled reversal of its deferred tax liabilities and can no longer rely upon the projection of future taxable income. At December 31, 2010 and 2009, the Company established a valuation allowance of $105.6 million and $27.2 million, respectively, against its deferred tax assets which consists of a $85.1 million and $21.7 million Federal allowance, respectively, and a $20.5 million and $5.5 million state allowance, respectively.
     In addition to the impact of the change in valuation allowance, the effective tax rate for the years ended December 31, 2010 and 2009 is impacted by post-petition interest on debts that is not expected to be paid and, therefore, not expected to result in a future tax deduction, as well as non-deductible costs incurred related to the Chapter 11 Cases.
     At December 31, 2010, the Company had federal and state NOL carryforwards of $597.5 million that will expire from 2019 to 2030. At December 31, 2010, the Company has alternative minimum tax credits of $3.8 million that may be carried forward indefinitely. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger also resulted in an ownership change. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. It is the Company’s belief that it can use the NOLs even with these restrictions in place.
     During the year ended December 31, 2010, the Company excluded from taxable income $21.6 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. These tax attributes will primarily consist of a reduction to the NOL carryforward and tax basis of other assets, and accordingly, the Company has reduced its NOL carryforward by $21.6 million and its related deferred tax asset by $8.2 million.
     The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of the uncertainties in income tax positions provisions of the Income Taxes Topic of the ASC (formerly FIN 48) did not have a material impact on the Company’s financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2008	$8,594

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	(3,219)
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2009	$5,375

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	—
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2010	$5,375

     As of the Effective Date, the Company expects that its unrecognized tax benefits will be reduced to approximately $1.0 million as a result of the termination of the Tax Sharing Agreements with Verizon. Of the $5.4 million of unrecognized tax benefits at December 31, 2010, $2.0 million would impact the Company’s effective tax rate, if recognized.
     The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2010 and 2009, the Company did not make any payment of interest and penalties. During the year ended December 31, 2008, the Company recognized $0.2 million (after-tax) for the payment of interest and penalties. The Company had $1.0 million and $0.8 million (after-tax) for the payment of interest and penalties accrued in the consolidated balance sheet at December 31, 2010 and 2009, respectively.
     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to FairPoint’s acquired business was settled through acceptance of the filing position. During the quarter ending June 30, 2008, Verizon effectively settled the IRS examination for fiscal years 2000 through 2003. Due to the executed Tax Sharing Agreement, the settlement of the IRS audit resulted in an amount due to Verizon from FairPoint in the amount of $1.5 million relating to adjustments of temporary differences and $0.1 million of interest. As of December 31, 2010, the Company does not have any significant additional jurisdictional tax audits.

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
(12) Accumulated Other Comprehensive Loss
     Changes in the components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2010	2009
Accumulated other comprehensive loss, net of taxes:
Defined benefit pension and post-retirement healthcare plans	$(212,804)	$(124,924)

Total other accumulated comprehensive loss	$(212,804)	$(124,924)

     Defined benefit pension and post-retirement healthcare plan activity during 2008 included $49.5 million (net of $32.8 million taxes) in connection with the Merger, which is reflected as a reduction to Accumulated Other Comprehensive Loss. This amount represents the allocation of previously existing plan assets, obligations and prior service costs to the surviving benefit plans upon Merger. Other Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008 also includes amortization of defined benefit pension and post-retirement healthcare plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss.
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

     The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Year ended December 31,
	2010	2009
Weighted average number of common shares used for basic earnings per share	89,424	89,271
Effect of potential dilutive shares	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	89,424	89,271

Anti-dilutive shares excluded from the above reconciliation	983	2,750
     As the Company incurred a loss for the years ended December 31, 2010 and 2009, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.
(14) Stockholders’ Deficit
     On March 31, 2008, FairPoint completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. In order to effect the Merger, the Company issued 53,760,623 shares of common stock, par value $.01 per share, to Verizon stockholders for their interest in Spinco. At the time of the Merger, Legacy FairPoint had 35,264,945 shares of common stock outstanding. Upon consummation of the Merger, the combined Company had 89,025,568 shares of common stock outstanding. At December 31, 2010, there were 89,440,334 shares of common stock outstanding and 200,000,000 shares of common stock were authorized.
     As a result of the Chapter 11 Cases, on the Effective Date, the Old Common Stock was cancelled.
(15) Stock-Based Compensation
     Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of Common Stock, options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date.
     Upon consummation of the Merger, the Company inherited several stock based compensation plans that had been adopted by Legacy FairPoint prior to the Merger. As these plans were inherited on March 31, 2008, there is no impact reflected in the consolidated balance sheets or consolidated statements of operations for periods prior to March 31, 2008.
     Effective on January 1, 2006, the Company adopted the provisions of SFAS 123(R). At December 31, 2010, the Company had $0.3 million of total unearned compensation cost related to non-vested share-based payment arrangements granted under the Company’s five stock-based compensation plans. That cost was expected to be recognized over a weighted average period of 1.0 year, but was recognized in full as a component of reorganization costs on the Effective Date. Compensation cost for awards is recognized on a straight-line basis over the requisite service period of each award. Any future share awards under any of these plans will be made using newly issued shares. Amounts recognized in the financial statements with respect to these plans are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Amounts charged against income, before income tax benefit	$468	$2,052	$4,408
Amount of related income tax benefit recognized in income	(188)	(825)	(1,758)

Total net income impact	$280	$1,227	$2,650

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
     Pursuant to the terms of the grant, options granted in 1998 and 1999 would have become exercisable only in the event that the Company was sold, an initial public offering of the Company’s common stock resulted in the principal shareholders holding less than 10% of their original ownership, or other changes in control, as defined, were to have occurred. The number of options that would have become ultimately exercisable also depended upon the extent to which the price per share obtained in the sale of the Company would exceed a minimum selling price of $22.59 per share. The initial public offering did not trigger exercisability of these options.
     In February 2007, all the options outstanding under the 1998 Plan were cancelled, except the 47,373 options with a $36.94 exercise price. This cancellation was triggered by certain events noted in the 1998 Plan.
     These stock options were granted by the Company prior to becoming a public company and therefore the Company is accounting for these options under the prospective method under SFAS 123(R). As of December 31, 2010, options to purchase 47,373 shares of common stock were outstanding with a weighted average exercise price of $36.94. These remaining options outstanding are time-based vesting only and are fully vested and exercisable as of December 31, 2010.
     Stock option activity under the 1998 Plan is summarized as follows:

Weighted
average
	Options	exercise
	outstanding	price
Outstanding at March 31, 2008	47,373	$36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	47,373	$36.94

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	47,373	$36.94

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	47,373	$36.94

Stock options available for grant at December 31, 2010	—	—

Options outstanding				Options exercisable
Aggregate
	Number	Remaining	Intrinsic	Number
	outstanding at	contractual	Value	exercisable at
Exercise price	December 31, 2010	life (years)	(In thousands)	December 31, 2010
$36.94	47,373	1.0	—	47,373

     The outstanding options have no aggregate intrinsic value based on the closing price of the Company’s stock of $0.02 on December 31, 2010.
(b) 2000 Employee Stock Incentive Plan
     In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the “2000 Employee Stock Incentive Plan”). The 2000 Employee Stock Incentive Plan provided for grants to members of management of up to 1,898,521 options to purchase common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Employee Stock Incentive Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Employee Stock Incentive Plan to allow for the grant to members of management of up to 1,898,521 shares of stock units in addition to shares available for stock options. Options granted under the 2000 Employee Stock Incentive Plan may be of two types: (i) incentive stock options and (ii) non-statutory stock options. Unless the compensation committee shall otherwise specify at the time of grant, any option granted under the 2000 Employee Stock Incentive Plan shall be a non-statutory stock option. Effective in February 2005, the Company may no longer grant awards under the 2000 Employee Stock Incentive Plan.
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
     Stock option activity under the 2000 Employee Stock Incentive Plan is summarized as follows:

Weighted
average
	Options	exercise
	outstanding	price
Outstanding at March 31, 2008	208,687	$36.94
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	208,687	$36.94

Granted	—	—
Exercised	—	—
Forfeited	(77,752)	$36.94

Outstanding at December 31, 2009	130,935	$36.94

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	130,935	$36.94

Stock options available for grant at December 31, 2010	—	—

     The remaining contractual life for the options outstanding at December 31, 2010 was 1.8 years, and 130,935 options were exercisable. Based upon the fair market value of the stock as of December 31, 2010 of $0.02, these options do not have any intrinsic value.

     As of March 31, 2008, there were 6,957 stock units outstanding with a grant date fair value per share of $32.51. During 2008, 1,703 stock units were forfeited and 5,254 stock units vested and were converted to common shares. No unvested awards remained as of December 31, 2008. The intrinsic value of the 5,254 stock units that vested during 2008 was $0.1 million.
(c) 2005 Stock Incentive Plan
     In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan provides for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2005 Stock Incentive Plan vest over periods ranging from three to four years and certain of these shares pay current dividends. At December 31, 2010, up to 79,781 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2005 Stock Incentive Plan.
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
     In 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Stock Incentive Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2005 Stock Incentive Plan (including stock units granted in lieu of dividends):

		Weighted
		average grant
	Units	date fair value
Stock units	outstanding	per share
Outstanding at March 31, 2008	29,544	$15.04
Granted	43,965	9.86
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	73,509	$11.94

Granted	6,272	3.02
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	79,781	$11.24

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	79,781	$11.24

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

     The following table presents information regarding non-vested stock granted to employees under the 2005 Stock Incentive Plan:

		Weighted
		average grant
	Shares	date fair value
Non-vested stock	outstanding	per share
Non-vested at March 31, 2008	412,807	$16.88
Granted	—	—
Vested	(164,296)	18.28
Forfeited	(85,250)	17.25

Non-vested at December 31, 2008	163,261	$15.27

Granted	—	—
Vested	(101,269)	15.92
Forfeited	(11,993)	17.76

Non-vested at December 31, 2009	49,999	$13.36

Granted	—	—
Vested	(20,451)	13.52
Forfeited	(12,882)	13.52

Non-vested at December 31, 2010	16,666	$13.02

     The weighted average fair value of the 20,451 shares that vested in 2010 was $0.03.
(d) 2008 Long Term Incentive Plan
     In March 2008, the Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the “2008 Long Term Incentive Plan”). The 2008 Long Term Incentive Plan provides for the grant of up to 9,500,000 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2008 Long Term Incentive Plan vest over periods ranging from two to three years and certain of these shares pay current dividends. At December 31, 2010, up to 8,980,363 additional shares of common stock may be issued in the future pursuant to awards authorized under the 2008 Long Term Incentive Plan.
     On March 27, 2008, the Company’s compensation committee approved the award of performance units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2008 and for the performance period beginning April 1, 2008 and ending December 31, 2009, in each case to certain key employees. On March 6, 2009, 502,764 common shares were issued, and 265,957 performance units were forfeited to satisfy tax withholdings, for the performance period beginning April 1, 2008 and ending December 31, 2008. The Company failed to meet the threshold performance conditions for issuance of shares related to the performance period beginning April 1, 2008 and ending December 31, 2009. As such, all performance units under this grant were forfeited as of December 31, 2009.
     On June 18, 2008, the Company’s compensation committee approved the award of performance units under the Plan for the performance period beginning April 1, 2008 and ending December 31, 2010 to certain key employees. The Company failed to meet the threshold performance conditions for issuance of shares related to the performance period beginning April 1, 2008 and ending December 31, 2010. As such, all performance units under this grant were forfeited as of December 31, 2010.
     On March 3, 2009, the Company’s compensation committee approved the award of performance units under the Plan for the performance period beginning January 1, 2009 and ending December 31, 2011 to certain key employees. As of December 31, 2010, no shares of common stock had been issued pursuant to this grant.
     In 2008, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2008 Long Term Incentive Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2008 Plan (including stock units granted in lieu of dividends):

Weighted
average grant
	Units	date fair value
Stock units	outstanding	per share
Outstanding at March 31, 2008	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	—	$—

Granted	175,352	1.79
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2009	175,352	$1.79

Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2010	175,352	$1.79

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
     The following table presents information regarding non-vested stock granted to employees under the 2008 Long Term Incentive Plan:

		Weighted
		average grant
	Shares	date fair value
Non-vested stock	outstanding	per share
Non-vested at March 31, 2008	—	$—
Granted	50,000	8.45
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2008	50,000	$8.45

Granted	—	—
Vested	(16,873)	8.45
Forfeited	(8,127)	8.45

Non-vested at December 31, 2009	25,000	$8.45

Granted	—	—
Vested	—	—
Forfeited	(25,000)	8.45

Non-vested at December 31, 2010	—	$—

     No shares vested in 2010.
(e) 2009 CEO Compensation Plan
     On June 10, 2009, the Company’s compensation committee approved the award of certain equity incentives to David L. Hauser, the Company’s new Chairman and Chief Executive Officer, as an inducement to accept employment with the Company (the “Inducement Awards”). As provided in Mr. Hauser’s employment agreement, dated June 11, 2009, the Inducement Awards include:

(i) the Inducement Options; (ii) the Inducement Restricted Stock; and (iii) performance units for two performance periods beginning on July 1, 2009 and ending on December 31, 2010 and December 31, 2011, respectively (the “Inducement Performance Units”). The Inducement Options, totaling 1,600,000, were granted on July 1, 2009, at an exercise price of $0.95 per share. The Inducement Options will vest and become exercisable in three equal annual installments commencing on July 1, 2010, provided that Mr. Hauser remains employed by the Company through each such date. The Inducement Restricted Stock will be awarded in the following three installments: (i) $500,000 on July 1, 2009; (ii) $1,750,000 on July 1, 2010; and (iii) $1,750,000 on July 1, 2011, and will be valued based on the average closing prices of the Company’s common stock during the thirty calendar days immediately preceding the applicable award date. Accordingly, on July 1, 2009, 523,810 shares of restricted stock were awarded to Mr. Hauser. The Inducement Restricted Stock will become fully vested on July 1, 2012, provided that Mr. Hauser remains employed by the Company through such date. The Inducement Performance Units will be earned and paid in shares of the Company’s common stock, based on the Company’s performance during the performance periods, with a target amount of 200% of Mr. Hauser’s base salary and a maximum of 400% of Mr. Hauser’s base salary. The number of shares subject to the Inducement Options and the option exercise price would have been adjusted, and additional shares of Inducement Restricted Stock would have been awarded, as necessary, to preserve the value of the Inducement Options and the Inducement Restricted Stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company had completed a restructuring of its indebtedness.
     The grant date fair value of the Inducement Options was determined using the Black-Scholes model. Key assumptions used for determining the fair value of the Inducement Options were as follows: risk-free rate—3.54%; expected term—10 years; expected volatility—5.70%.
     All of Mr. Hauser’s non-vested Inducement Options and Inducement Restricted Stock were cancelled upon his resignation, effective August 24, 2010. The following table presents information regarding non-vested stock granted to Mr. Hauser under the FairPoint Communications Inc. 2009 CEO Compensation Plan:

Weighted
average grant
	Shares	date fair value
Non-vested stock	outstanding	per share
Non-vested at December 31, 2008	—	$—
Granted	523,810	0.64
Vested	—	—
Forfeited	—	—

Non-vested at December 31, 2009	523,810	$0.64

Granted	—	—
Vested	—	—
Forfeited	(523,810)	0.64

Non-vested at December 31, 2010	—	$—

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
     Restricted Stock Units
     The Verizon Plan provided for grants of restricted stock units (“RSUs”) that vested at the end of the third year of the grant. The RSUs are classified as liability awards in the balance sheets for all periods prior to the Merger, because the RSUs were paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period prior to the Merger and, therefore, fluctuated based on the price of Verizon’s stock.

     Performance Share Units
     The Verizon Plan also provided for grants of performance share units (“PSUs”) that vested at the end of the third year after the grant. The target award was determined at the beginning of the period and could increase (to a maximum 200% of the target) or decrease (to zero) based on Total Shareholder Return (“TSR”). At the end of the period, the PSU payment was determined by comparing Verizon’s TSR to the TSR of a predetermined peer group and the S&P 500 companies. All payments were subject to approval by the Verizon Board’s Human Resources Committee. The PSUs are classified as liability awards in the balance sheets for all periods prior to the Merger, because the PSU awards were paid in cash upon vesting. The PSU award liability is measured at its fair value at the end of each reporting period prior to the Merger and, therefore, fluctuated based on the price of Verizon’s stock as well as Verizon’s TSR relative to the peer group’s TSR and S&P 500 TSR.
     Stock Options
     The Verizon Plan provided for grants of stock options to employees at an option price per share of 100% of the fair market value of Verizon stock on the date of grant. Each grant had a 10-year life, vesting equally over a three-year period, starting at the date of the grant. The Verizon Northern New England business has not granted new stock options since 2004.
     The structure of Verizon’s stock incentive plans did not provide for the separate determination of certain disclosures for the Verizon Northern New England business. The costs associated with such plans were allocated to the Verizon Northern New England business as part of the general allocations and were not relevant on a participant basis. The disclosures omitted are the rollforward of stock option activity, the assumptions used in the Black-Scholes valuation and information about the range of exercise prices for outstanding and exercisable options.
(16) Transactions with Affiliates
(a) Construction Services
     The Company hired Gilbane Building Company to construct a new data center in Manchester, New Hampshire and to perform restoration services on a flooded building in Raymond, New Hampshire. Thomas F. Gilbane, Jr., a director of FairPoint as of December 31, 2010, is Chairman and Chief Executive Officer of Gilbane Building Company. Gilbane Building Company was hired by the Company for both projects prior to Mr. Gilbane’s designation to the board of directors. The Company did not pay any fees to Gilbane Building Company in the year ended December 31, 2010. The Company paid Gilbane Building Company fees of $ $0.8 million and $2.8 million in the years ended December 31, 2009 and 2008, respectively.
(b) Verizon Northern New England business transactions with Affiliates
     The Verizon Northern New England business’ financial statements for periods prior to the Merger include the following transactions with Verizon and related subsidiaries:
     The Verizon Northern New England business’ operating revenue includes transactions with Verizon for the provision of local telephone services, network access, billing and collection services, interconnection agreements and the rental of facilities and equipment. These services were reimbursed by Verizon based on tariffed rates, market prices, negotiated contract terms that approximated market rates, or actual costs incurred by the Verizon Northern New England business.
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
     The Verizon Northern New England business also reimbursed Verizon for the Verizon Northern New England business’ share of costs incurred by Verizon to provide services on a common basis to all of its subsidiaries. These costs included allocations for legal, security, treasury, tax and audit services. The allocations were based on actual costs incurred by Verizon and periodic studies that identified employees or groups of employees who were totally or partially dedicated to performing activities that benefited the Verizon Northern New England business, in activities such as investor relations, financial planning, marketing services and benefits administration. These allocations were based on actual costs incurred by Verizon, as well as on the size of the Verizon Northern New England business relative to other Verizon subsidiaries. The Company believes that these cost allocations are reasonable for the services provided. The Company also believes that these cost allocations are consistent with the nature and approximate amount of the costs that the Verizon Northern New England business would have incurred on a stand-alone basis.
     The Verizon Northern New England business also recognized an allocated portion of interest expense in connection with contractual agreements between the Verizon Companies and Verizon for the provision of short-term financing and cash management services. Verizon issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon’s subsidiaries, including the Verizon Companies, and invests funds in temporary investments on their behalf. The Verizon Companies also recognized interest expense related to a promissory note held by Verizon.
     The affiliate operating revenue and expense amounts do not include affiliate transactions between Verizon and VLD’s, VOL’s and VSSI’s operations in Maine, New Hampshire and Vermont. Because the Verizon Northern New England business’ operating expenses associated with VLD, VOL, and VSSI were determined predominantly through allocations, separate identification of the affiliate transactions was not readily available.
(17) Quarterly Financial Information (Unaudited)
     Overview of Restatement
     In this Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (this “Annual Report”), FairPoint Communications, Inc. (the “Company”) is restating its unaudited quarterly financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (collectively, the “2010 Interim Consolidated Financial Statements”).
     The Company’s previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (collectively, the “2010 Quarterly Reports”) impacted by the restatement have not been and will not be amended. Accordingly, the Company cautions you that certain information contained in the 2010 Quarterly Reports should no longer be relied upon, including the Company’s previously issued and filed 2010 Interim Consolidated Financial Statements and any financial information derived therefrom. In addition, the Company cautions you that other communications or filings related to the 2010 Interim Consolidated Financial Statements should no longer be relied upon. All of the Company’s Quarterly Reports on Form 10-Q that will be filed for fiscal year 2011 will include restated results for the corresponding interim periods of 2010. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.
     Background of the Restatement
     As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011, management of the Company, with the concurrence of the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), concluded that the Company would restate the 2010 Interim Consolidated Financial Statements.
     In connection with the preparation of the Company’s audited financial statements for the year ended December 31, 2010, management has discovered accounting errors that impact the accuracy of the Company’s previously issued 2010 Interim Consolidated Financial Statements. These errors were detected in areas in which the Company had previously identified and disclosed material weaknesses in internal controls.

     The restated financial statements correct the following errors:
     Project Abandonment Adjustment
     Certain capital projects, principally a wireless broadband fixed asset project, had been abandoned but the write-off of all of the related capitalized costs had not occurred in a timely manner.
     Costs Capitalized to Property, Plant and Equipment Adjustment
     Due to a backlog of capital projects not yet closed, certain costs (principally labor expenses) remained capitalized to property, plant and equipment rather than expensed.
     Application of Overhead Costs Adjustment
     An error was discovered in the application of overhead costs to capital projects.
Each of the errors noted above resulted in an understatement of operating expenses and an overstatement of property, plant and equipment.
     Other Adjustments
     In addition, as part of this restatement, the Company also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but are material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines. The restatement only affects the first three quarterly periods of 2010.
     The Company is currently reviewing the design of its controls and procedures in order to remediate the material weakness that prevented these accounting errors from being detected in a timely manner. While the Company implements a system solution, the Company has increased the resources devoted to manual processes to compensate for the material weakness. The material weakness has been identified and is further described in Part II — Item 9A — Controls and Procedures.
     The aggregate impact of these adjustments will result in an increase to the Company’s previously reported pre-tax loss for the nine month period ended September 30, 2010 of approximately $28.4 million, which is mainly attributable to a reduction to reported revenues of approximately $3.9 million, an increase to the Company’s previously reported expenses of approximately $26.8 million, a decrease in other expense of approximately $3.2 million and a $0.9 million increase of expense to reorganization items. The aggregate impact of the adjustments for the nine months ended September 30, 2010 will result in a reduction in net income of $28.4 million, net of taxes, and a decrease in the Company’s reported capital expenditures of approximately $15.4 million.
     Cash, as previously reported, for the nine months ended September 30, 2010 was not impacted by these adjustments.
     Except as required to reflect the effects of the restatement for the items set forth above, no additional modifications or updates have been made to the 2010 Interim Consolidated Financial Statements or the 2010 Quarterly Reports. For example, this Annual Report does not give effect to any subsequent events that may impact the 2010 Interim Consolidated Financial Statements or the 2010 Quarterly Reports. Other information not affected by the restatement remains unchanged and continues to reflect the disclosures made at the time of the original filing of the 2010 Quarterly Reports.
     The quarterly information presented below represents selected quarterly financial results for the quarters ended March 31, June 30, September 30 and December 31, 2010 and 2009. Results for the quarters ended March 31, June 30, and September 30, 2010 reflect restated amounts as noted above.

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except per share data)
	Restated	Restated	Restated
2010:
Revenue	$270,801	$271,563	$260,630	$267,992
Net loss	$(86,330)	$(54,178)	$(66,084)	$(74,987)
Loss per share
Basic	$(0.97)	$(0.61)	$(0.74)	$(0.84)
Diluted	$(0.97)	$(0.61)	$(0.74)	$(0.84)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(in thousands, except per share data)
2009:
Revenue (1)	$298,200	$282,506	$268,194	$270,190
Net Loss	$(22,305)	$(28,163)	$(75,202)	$(115,726)
Loss per share
Basic	$(0.25)	$(0.32)	$(0.84)	$(1.29)
Diluted	$(0.25)	$(0.32)	$(0.84)	$(1.29)

(1)
Activity for the year ended December 31, 2009 has been recast to reflect the reclassification of certain PAP penalties from bad debt expense to a reduction of revenue (see note 3(a) for further information).

     For the quarters ended March 31, and June 30, 2010, the Company has reclassified certain prior period amounts in the interim consolidated financial statements to be consistent with current period presentation. These reclassifications were made to correct the classification of PAP penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in decreases of $0.8 million and $0.1 million to revenue, a decrease of $0.2 million and an increase of $2.4 million to cost of services, and decreases of $0.6 million and $2.5 million to selling, general and administrative expenses for the three month periods ended March 31, and June 30, 2010, respectively. Correction of these classification errors had no impact on loss from operations or net loss.
     The revisions applied to the individual line items in the interim consolidated income statements are summarized as follows:

	Three months ended March 31, 2010
	As
	recasted	Adjustments	Restated
	(in thousands, except per share data)
Revenues	$274,368	$(3,567)	$270,801

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	130,435	7,034	137,469
Selling, general and administrative expense, excluding depreciation and amortization	94,483	(899)	93,584
Depreciation and amortization	70,345	1,037	71,382

Total operating expenses	295,263	7,172	302,435

Loss from operations	(20,895)	(10,739)	(31,634)

Other income (expense):
Interest expense	(34,630)	—	(34,630)
Other income, net	26	—	26

Total other expense	(34,604)	—	(34,604)

Loss before reorganization items and income taxes	(55,499)	(10,739)	(66,238)
Reorganization items	(16,591)	—	(16,591)

Loss before income taxes	(72,090)	(10,739)	(82,829)
Income tax expense	(3,501)	—	(3,501)

Net loss	$(75,591)	$(10,739)	$(86,330)

Weighted average shares outstanding:
Basic	89,424	—	89,424

Diluted	89,424	—	89,424

Loss per share:
Basic	$(0.85)	$(0.12)	$(0.97)

Diluted	$(0.85)	$(0.12)	$(0.97)

	Three months ended June 30, 2010
	As
	recasted	Adjustments	Restated
	(in thousands, except per share data)
Revenues	$273,992	$(2,429)	$271,563

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	114,480	18,731	133,211
Selling, general and administrative expense, excluding depreciation and amortization	98,454	(1,392)	97,062
Depreciation and amortization	70,559	913	71,472

Total operating expenses	283,493	18,252	301,745

Loss from operations	(9,501)	(20,681)	(30,182)

Other income (expense):
Interest expense	(35,721)	—	(35,721)
Other income (expense), net	(3,138)	3,243	105

Total other expense	(38,859)	3,243	(35,616)

Loss before reorganization items and income taxes	(48,360)	(17,438)	(65,798)
Reorganization items	1,549	(174)	1,375

Loss before income taxes	(46,811)	(17,612)	(64,423)
Income tax benefit	10,245	—	10,245

Net loss	$(36,566)	$(17,612)	$(54,178)

Weighted average shares outstanding:
Basic	89,424	—	89,424

Diluted	89,424	—	89,424

Loss per share:
Basic	$(0.41)	$(0.20)	$(0.61)

Diluted	$(0.41)	$(0.20)	$(0.61)

	Three months ended September 30, 2010
	As originally
	reported	Adjustments	Restated
	(in thousands, except per share data)
Revenues	$258,510	$2,120	$260,630

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	115,914	2,851	118,765
Selling, general and administrative expense, excluding depreciation and amortization	99,523	(111)	99,412
Depreciation and amortization	73,693	(1,329)	72,364

Total operating expenses	289,130	1,411	290,541

(Loss) income from operations	(30,620)	709	(29,911)

Other income (expense):
Interest expense	(35,358)	—	(35,358)
Other income, net	2,207	—	2,207

Total other expense	(33,151)	—	(33,151)

(Loss) income before reorganization items and income taxes	(63,771)	709	(63,062)
Reorganization items	(9,635)	(717)	(10,352)

Loss before income taxes	(73,406)	(8)	(73,414)
Income tax benefit	7,330	—	7,330

Net loss	$(66,076)	$(8)	$(66,084)

Weighted average shares outstanding:
Basic	89,424	—	89,424

Diluted	89,424	—	89,424

(Loss) earnings per share:
Basic	$(0.74)	$—	$(0.74)

Diluted	$(0.74)	$—	$(0.74)

(18) Fair Value Measurements
     The Fair Value Measurements and Disclosures Topic of the ASC (formerly SFAS No. 157, Fair Value Measurements (“SFAS No. 157”)) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Fair Value Measurements and Disclosures Topic of the ASC also expands financial statement disclosures about fair value measurements.
     The carrying value of the Swaps at December 31, 2010 and 2009 represents the termination value of the swaps as determined by the respective counterparties following the event of default described herein. See note 8 for more information.
     The Company does not measure any financial assets or liabilities at fair value as of December 31, 2010 and 2009, however at the Effective Date, all assets and liabilities will be remeasured at fair value under fresh start accounting. See note 21.

(19) Revenue Concentrations
     As of December 31, 2010, approximately 85% of the Company’s access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company’s financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company’s services and resulting loss of access line equivalents which could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and the market price of the Company’s Common Stock.
     In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company’s operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.
(20) Commitments and Contingencies
(a) Leases
     Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2010 are as follows (in thousands):

	Capital	Operating
	Leases	Leases
Year ending December 31:
2011	$1,893	$10,442
2012	1,679	8,889
2013	1,499	7,403
2014	1,493	5,100
2015	105	2,572
Thereafter	—	3,823

Total minimum lease payments	$6,669	$38,229

Less interest and executory cost	(1,405)

Present value of minimum lease payments	5,264
Less current installments	(1,321)

Long-term obligations at December 31, 2010	$3,943

     Total rent expense was $15.6 million, $16.7 million and $30.1 million in 2010, 2009 and 2008, respectively.
     The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
     From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. With the exception of the Chapter 11 Cases, the Company’s management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations. To the extent the Company is currently involved in any litigation and/or regulatory proceedings, such proceedings have been stayed as a result of the filing of the Chapter 11 Cases.
     On the Petition Date FairPoint Communications and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Chapter 11 Cases.

     On January 13, 2011, the Bankruptcy Court entered an Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010 (the “Confirmation Order”), which confirmed the Company’s Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”).
     On the Effective Date, the Company substantially consummated the reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.
(c) Service Quality Penalties
     The Company is subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. As of December 31, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. The Merger Orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to customer bills. Based on the Company’s current estimate of its service quality penalties in these states, an increase of $11.7 million in the estimated liability was recorded as a reduction to revenue for the year ended December 31, 2010. The amount recorded during the year ended December 31, 2010 includes $2.1 million related to prior periods. During the year ended December 31, 2010, the Company paid out $5.8 million of service quality index (“SQI”) penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $20.8 million and $27.5 million on the consolidated balance sheets at December 31, 2010 and 2009, respectively of which $12.5 million and $0.8 million, respectively, is included in other accrued liabilities and the remainder is included in liabilities subject to compromise.
     During February 2010, the Company entered into regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”), which have since been approved by the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont deferred fiscal 2008 and 2009 SQI penalties until December 31, 2010 and include a clause whereby such penalties will be forgiven in part or in whole if the Company met certain metrics for the twelve-month period ending December 31, 2010. As a result of improvements on certain SQI metrics, the Company expects to receive waivers of 60% in New Hampshire and at least 80% in Vermont under this clause, and, accordingly, has reduced its accrual by $12.7 million in the three months ended December 31, 2010. The Company’s SQI penalties in the state of New Hampshire are currently subject to an audit ordered by the NHPUC. SQI penalties in Maine and Vermont may also be subject to audit, as determined by the MPUC and the Vermont Board, respectively. In addition, the Regulatory Settlement for Maine deferred the Company’s fiscal 2008 and 2009 SQI penalties until March 2010. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period.
(d) Performance Assurance Plan Credits
     As part of the Merger Orders, the Company adopted certain PAPs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of December 31, 2010, the Company has recorded a reserve for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Certain credits assessed in Vermont are recorded to other accrued liabilities as they are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company’s current estimate of its PAP credits in these states, an increase of $2.7 million in the estimated reserve was recorded as a reduction to revenue for the year ended December 31, 2010. During the year ended December 31, 2010 the Company paid out $7.9 million of PAP credits. The Company has recorded a total reserve of $8.4 million and $13.7 million on the consolidated balance sheets at December 31, 2010 and 2009, respectively.
     The NHPUC has ordered an audit of the Company’s PAP credits in the state of New Hampshire. PAP credits in Maine and Vermont may also be subject to audit, as determined by the MPUC and the Vermont Board, respectively.
(e) Capital Expenditure Obligations
     Under regulatory settlements in each of Maine, New Hampshire and Vermont, the Company is required to make certain capital expenditures in each of these states. Beginning from the date of the Merger, the Company is required to spend $141.0 million through March 31, 2011 in Maine, $350.4 million through March 31, 2015 in New Hampshire and $120.0 million through March 31, 2011 in Vermont. The Company is in compliance with the expenditure requirements with a deadline of March 31, 2011 in Maine and Vermont.

(f) Volume Purchase Commitment
     On June 1, 2010, the Bankruptcy Court approved the Company’s motion to assume an amended volume product purchase and sale agreement with Occam Networks, Inc (“Occam”). This motion includes a commitment by the Company to purchase at least $12.0 million worth of products from Occam during the initial five-year term of the amended agreement, which term ends on April 1, 2013. As of December 31, 2010, the Company has met this purchase commitment.
(21) Reorganization and Fresh Start Accounting Pro Forma Adjustments (Unaudited)
     Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, fresh start accounting principles are to be applied pursuant to the provisions of the Reorganizations Topic of the ASC. The Company will apply fresh start accounting on the Emergence Date. The financial statements as of January 24, 2011 and for subsequent periods will report the results of a new entity with no beginning retained earnings. Any presentation of the new reporting entity represents the financial position and results of operations of a new reporting entity and is not comparable to prior periods.
     The Reorganizations Topic of the ASC provides, among other things, for a determination of the value to be assigned to the assets of the reorganized FairPoint as of a date selected for financial reporting purposes. In accordance with the Reorganizations Topic of the ASC, the results of operations of FairPoint prior to January 24, 2011 (the predecessor) will include (i) a pre-emergence gain of approximately $1,341.0 million resulting from the discharge of liabilities under the Plan; (ii) pre-emergence charges to earnings to be recorded as reorganization items resulting from certain costs and expenses relating to the Plan becoming effective; and (iii) a pre-emergence decrease in earnings of approximately $387.3 million resulting from the aggregate changes to the net carrying value of our pre-emergence assets and liabilities to reflect their fair values under fresh start accounting.
     The Company’s reorganization value is estimated to be approximately $2.5 billion. In accordance with fresh start accounting, the reorganization value was allocated to the Company’s assets based on their respective fair values in conformity with the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. The reorganization value represents the amount which approximates the fair value of the Company’s assets.
     The valuations required to determine the fair value of certain of the Company’s assets as presented below represent the Company’s preliminary estimates.
     The adjustments presented below are presented on an unaudited pro-forma basis as of December 31, 2010 even though the actual date of emergence is January 24, 2011. Accordingly, these estimates are preliminary and subject to further revisions and adjustments, based on any updated valuations, actual amounts and applicable economic conditions as of January 24, 2011. The Company’s actual fresh start accounting adjustments may vary significantly from those presented below.
     The unaudited pro forma adjustments presented below summarize the impact of the Plan and the adoption of fresh start accounting as if the Effective Date had occurred on December 31, 2010.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Pro Forma Reorganized Condensed Consolidated Balance Sheet
As of December 31, 2010
(in thousands, except share data)

						Pro Forma
		Reorganization		Fresh Start		Reorganized
	December 31, 2010	Adjustments		Adjustments		December 31, 2010
		(Unaudited)		(Unaudited)		(Unaudited)
Assets
Current assets:
Cash	$105,497	(92,559)	(a)	—		$12,938
Restricted cash	2,420	77,882	(a)	—		80,302
Accounts receivable, net	125,170	—		—		125,170
Materials and supplies	22,193	—		(1,665)	(c)	20,528
Prepaid expenses	18,841	—		(2,347)	(c)	16,494
Other current assets	6,092	—		(4,672)	(c)	1,420
Deferred income tax, net	31,400	—		—		31,400

Total current assets	311,613	(14,677)		(8,684)		288,252

Property, plant, and equipment, net	1,859,700	—		(83,600)	(c)	1,776,100
Goodwill	595,120	—		(322,781)	(c,d)	272,339
Intangible assets, net	189,247	—		(31,837)	(c)	157,410
Prepaid pension asset	2,960	—		—		2,960
Debt issue costs, net	119	2,248	(a,b)	—		2,367
Restricted cash	1,678	—		—		1,678
Other assets	13,357	—		(776)	(c)	12,581

Total assets	$2,973,794	(12,429)		(447,678)		$2,513,687

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of capital lease obligations	$1,321	—		—		$1,321
Accounts payable	66,557	(6,457)	(a)	—		60,100
Claims payable and estimated claims accrual	—	93,583	(a)	—		93,583
Accrued interest payable	3	—		—		3
Other accrued liabilities	63,279	(1,800)	(a)	(4,671)	(c)	56,808

Total current liabilities	131,160	85,326		(4,671)		211,815

Capital lease obligations	3,943	—		—		3,943
Accrued pension obligation	92,246	—		—		92,246
Employee benefit obligations	344,463	—		—		344,463
Deferred income taxes	67,381	336,401	(a)	(61,265)	(c,e)	342,517
Unamortized investment tax credits	4,310	—		(4,310)	(c,e)	—
Other long-term liabilities	12,398	(2,094)	(a)	9,914	(c)	20,218
Long-term debt, net of current portion	—	1,000,000	(a,b)	—		1,000,000

Total long-term liabilities	524,741	1,334,307		(55,661)		1,803,387

Total liabilities not subject to compromise	655,901	1,419,633		(60,332)		2,015,202
Liabilities subject to compromise	2,905,311	(2,905,311)	(a)	—		—

Total liabilities	3,561,212	(1,485,678)		(60,332)		2,015,202

Stockholders’ equity (deficit):
Common stock, predecessor	894	(894)	(a)	—		—
Additional paid-in capital, predecessor	725,786	(725,786)	(a)	—		—
Common stock, successor	—	253	(a)	—		253
Additional paid-in capital, successor	—	481,882	(a)	—		481,882
Warrants, successor	—	16,350	(a)	—		16,350
Retained deficit	(1,101,294)	1,701,444	(a)	(600,150)	(c)	—
Accumulated other comprehensive loss	(212,804)	—		212,804	(c)	—

Total stockholders’ equity (deficit)	(587,418)	1,473,249		(387,346)		498,485

Total liabilities and stockholders’ equity (deficit)	$2,973,794	(12,429)		(447,678)		$2,513,687

(a)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This includes the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of New Common

Stock, designation of restricted cash to satisfy allowed claims, the cancellation of predecessor Old Common Stock resulting in a gain of approximately $1,341.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects.

(b)
Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million related to both the Exit Term Loan and the Exit Revolving Facility are recorded in Debt issue costs, net and will be amortized over the terms of the respective agreements.

(c)
Records the adjustments for fresh start accounting. This includes the adjustment of inventory and property, plant and equipment to appraised values. Fresh start adjustments for intangible assets, goodwill, and stockholders’ equity are also included and are based on valuation studies. The fresh start adjustments also include the elimination of the predecessor retained deficit and accumulated other comprehensive loss.

(d)
The goodwill of the predecessor has been eliminated and the reorganization value of the assets and liabilities in excess of fair market value has been allocated to long-term assets as shown above. The excess of the Company’s reorganization value over the fair value of its assets is estimated to be approximately $272.3 million and is recorded as goodwill.

(e)	Records the impact of fresh start accounting on the Company’s deferred taxes.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2010 because of the material weaknesses described below.
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
     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2010 because the following material weaknesses in internal control over financial reporting existed during 2010:
1.
Our information technology controls were not adequate. Specifically, our change management processes were not consistently followed to ensure all changes were appropriately authorized. In addition, access to our information systems was not appropriately restricted.

2.
Our management oversight and review procedures designed to monitor the accuracy of period-end accounting activities were ineffective. Specifically, our account reconciliation processes were not adequate to properly identify and resolve discrepancies between our billing system and our general ledger in a timely manner. In addition, project accounting controls were not adequate to ensure charges to capital projects were appropriate or that projects were closed in a timely manner. Furthermore, procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

     Our management has initiated steps to address these issues and we believe the planned process improvements will adequately remediate the material weaknesses described above and will strengthen our internal controls over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address these material weaknesses or determine to modify certain of the remediation procedures described above. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.
(c) Changes in Internal Control Over Financial Reporting
     A number of control improvements have been implemented during 2010 and the subsequent period prior to this report. These improvements were designed to lessen the severity of the material weaknesses identified in prior periods and include:
•	Improved controls over system access requests to ensure all requests are appropriately approved prior to processing.

•	Enhanced password requirements related to the Oracle system to be in compliance with established guidelines.

•	Improved reconciliation procedures over inventory, accounts payable, and payroll.
The following changes were implemented subsequent to year-end:
•	Limited access to the privileged system account for our retail billing system.

•	Revised user access responsibilities within the HR module of the Oracle system to eliminate segregation of duties issues in that module.
     We continue to refine our processes to improve control and process effectiveness and efficiency. Such process refinements have been applied to virtually all processes for the Northern New England operations, including information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax and general ledger accounting.
     With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the year ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We do note however that subsequent to the year ended December 31, 2010, we implemented the remediation described above to partially address the material weaknesses in our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Our board of directors currently consists of eight directors. Paul H. Sunu was appointed as our Chief Executive Officer and a member of our board of directors effective August 24, 2010. The remaining seven members of our board of directors were appointed in accordance with the Plan on the Effective Date. On the Effective Date, Edward D. Horowitz was appointed as the Chairman of our board of directors.
     As of December 31, 2010, our board of directors consisted of five directors. David L. Hauser served as our Chief Executive Officer and Chairman of our board of directors until his resignation effective August 24, 2010. At that time, Jane E. Newman was appointed as Chairman of our board of directors. Mr. Hauser’s resignation reduced our board of directors from six members to five members.
     We do not intend to hold an annual meeting of stockholders during 2011. In accordance with the Second Amended and Restated By-Laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the board of directors of the Company are expected to have one year terms, so that their terms will expire at each annual meeting of stockholders.
     Director Independence
     The board of directors considered transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, other than Paul H. Sunu, all of our directors are independent under the criteria for independence set forth in the listing standards of the NASDAQ, and accordingly are independent directors with no material relationship to the Company other than being a director or stockholder of FairPoint Communications.
     Directors
     The following sets forth selected biographical information for our directors.
     Edward D. Horowitz - Chairman of the Board of Directors — Mr. Horowitz currently serves as the chairman of EdsLink LLC, a New York City based venture capital firm, which he founded in 2000. Mr. Horowitz served as president and chief executive officer, SES—Americom, a communications satellite operator, and as a member of the executive committee of its parent company, SES (SESG, Lux.) from 2005 to 2008. Before founding EdsLink LLC, Mr. Horowitz was executive vice president of Advanced Development at Citigroup from 1997 through 2000 and was the founder and chairman of e-Citi. Prior to joining Citigroup, from 1989 to 1997, Mr. Horowitz was a senior vice president of Viacom Inc. and a member of the operating committee. Mr. Horowitz serves as a director of On Line Resources Corporation (NASDAQ: ORCC), the Kenan Institute of Ethics at Duke University and is a trustee of the New York Hall of Science. He received a Bachelor of Science degree in physics from the City College of New York and a Master of Business Administration degree from the Columbia University School of Business.
     Todd W. Arden — Mr. Arden joined Angelo, Gordon & Co. in 2000, and is currently a managing director in its distressed securities group. Prior to joining Angelo, Gordon, Mr. Arden served as a portfolio manager/analyst within AIG SunAmerica Inc.’s high yield group from 1998 to 2000. Previously, he was a senior equity analyst at Troubh Partners from 1995 to 1997. Mr. Arden began his career as a manager in Arthur Andersen LLP’s financial consulting services practice from 1989 to 1995, concentrating in the distressed/litigation support area. Arden is a chartered financial analyst and holds a Bachelor of Arts degree from Northwestern University and a Master of Business Administration degree from the Columbia University School of Business.
     Dennis J. Austin - Mr. Austin has served as an independent telecommunications consultant since 2002. Mr. Austin previously served as a consultant at BearingPoint, formerly KPMG Consulting and formerly KPMG LLP, from 1995 to 2002, and as vice president at San Francisco Consulting Group (“SFCG”) from 1985 to 1995. Prior to joining SFCG, Mr. Austin was vice president of engineering with Dataspeed Inc. from 1983 to 1985 and director of switch engineering, network planning and design at GTE Sprint from 1977 to 1983. Prior to joining GTE Sprint, Mr. Austin served as a member of the technical staff with Bell Telephone Laboratories from 1966 to 1977. Mr. Austin holds a Ph.D. in electrical engineering from Stanford University.
     Michael J. Mahoney - Mr. Mahoney previously served as president and chief executive officer of Commonwealth Telephone Enterprises, Inc. (“Commonwealth Telephone”) from 2000 to 2007. Prior to joining Commonwealth Telephone, Mr. Mahoney served as president and chief operating officer of RCN Corporation from 1997 to 2000 and as president and chief operating officer of C-TEC Corporation from 1993 to 1997. Mr. Mahoney currently serves as a director of Level 3 Communications and as a trustee of Wilkes University. He received a Bachelor of Science degree in accounting from Villanova University.
     Michael K. Robinson - Mr. Robinson has served as president and chief executive officer since 2005 and as a director since 2009, of Broadview Networks. Mr. Robinson previously served as executive vice president and chief financial officer of US LEC (which is now part of PAETEC) from 1998 to 2005. Prior to 1998, Mr. Robinson spent 10 years as an executive at Alcatel (now Alcatel Lucent). Mr. Robinson received a bachelor’s degree in Business and Economics from Emory & Henry College and a Master of Business Administration degree from Wake Forest University.
     Paul H. Sunu — Mr. Sunu has served as chief executive officer of FairPoint Communications Inc. since August 2010, prior to which he was chief financial officer of Hargray Communications Group, Inc., a position he had held since 2008. Mr. Sunu was chief financial officer of Hawaiian Telcom from 2007 to 2008 and a managing director and chief financial officer of Madison River Communications from 1996 to 2007. He currently serves as a director of Integra Telecom and is a former board member of Madison River Communications Corp., Merscom and Centennial Communications Corp. He received a Bachelor of Arts degree in public administration from the University of Illinois and a J.D. from the University of Illinois College of Law.
     David L. Treadwell - Mr. Treadwell has served as president and chief executive officer of EP Management Corporation, formerly known as EaglePicher Corporation, since 2006. Treadwell was EaglePicher Incorporated’s chief operating officer from 2005 to 2006 and served as chief executive officer of Oxford Automotive through its restructuring in 2004 to 2005. Mr. Treadwell currently serves as lead director of Flagstar Bank and chairman of the board of C&D Technologies. He received a Bachelor of Business Administration degree from the University of Michigan, Ann Arbor.
     Wayne Wilson — Mr. Wilson, a New Hampshire resident, has been an independent business advisor since 2002. From 1995 to 2002, Mr. Wilson served in various roles as president, chief operating officer and chief financial officer of PC Connection, Inc., a Fortune 1000 direct marketer of information technology products and services. From 1986 to 1995, Mr. Wilson was a partner in the assurance and advisory services practice of Deloitte & Touche LLP. Mr. Wilson currently serves as a director of ARIAD Pharmaceuticals, Inc., Edgewater Technology, Inc. and Hologic, Inc. He previously served as a director of Cytyc Corporation. Mr. Wilson received a Bachelor of Arts degree in political science from Duke University, and a Masters of Business Administration degree from the University of North Carolina at Chapel Hill. He is a certified public accountant in New Hampshire and North Carolina.
     Committees of the Board of Directors
     Our board of directors has four separately designated standing committees: an audit committee, a compensation committee, a corporate governance and nominating committee and a regulatory committee.
     Audit Committee
     As of the Effective Date, our audit committee consists of Michael J. Mahoney, Michael K. Robinson and Wayne Wilson. Mr. Wilson is the chair of our audit committee. All such audit committee members satisfy the independence criteria set forth in the listing standards of the NASDAQ and the applicable provisions of the Exchange Act. Mr. Wilson is qualified as an audit committee financial expert within the meaning of item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and our board of directors has determined that he has the requisite accounting and related financial management expertise within the meaning of the listing standards of the NASDAQ. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation.
     Our audit committee during 2010 consisted of Thomas F. Gilbane, Jr., Robert S. Lilien and Claude C. Lilly, and met seven times during 2010. Claude C. Lilly was the chair of our audit committee during 2010. All such audit committee members satisfied the independence criteria set forth in the listing standards of the NYSE and the applicable provisions of the Exchange Act. Mr. Lilien was qualified as an audit committee financial expert within the meaning of item 407(d)(5)(ii) of Regulation S-K under the Exchange Act and our board of directors has determined that he has the requisite accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The SEC has determined that the audit committee financial expert designation does not impose on the person with that designation any duties, obligations or liability that are greater than the duties, obligations or liability imposed on such person as a member of the audit committee of the board of directors in the absence of such designation.
     Among other functions, the principal duties and responsibilities of our audit committee are to select and appoint our independent registered public accounting firm, oversee the quality and integrity of our financial reporting and the audit of our financial statements by our independent registered public accounting firm and, in fulfilling its obligations, our audit committee reviews with our management and independent registered public accounting firm the scope and results of the annual audit, our accounting firm’s independence and our accounting policies.
     The audit committee is required to report regularly to our board of directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements, the performance and independence of our independent registered public accounting firm, and the performance of the internal audit function.
     A copy of our audit committee charter can be found on our website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. In addition, a copy of our audit committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
     Compensation Committee
     As of the Effective Date, our compensation committee consists of Todd W. Arden, Edward D. Horowitz and David L. Treadwell. Mr. Horowitz is the chair of our compensation committee. All such compensation committee members satisfy the independence criteria set forth in the listing standards of the NASDAQ.
     Our compensation committee during 2010 consisted of Thomas F. Gilbane, Jr., Jane E. Newman, and Michael R. Tuttle and met six times during 2010. Thomas F. Gilbane, Jr. was the chair of our compensation committee during fiscal 2010. All such compensation committee members satisfied the independence criteria set forth in the listing standards of the NYSE. Among other functions, our compensation committee oversees the compensation of our Chief Executive Officer and other executive officers, including plans and programs relating to cash compensation, incentive compensation, equity based awards and other benefits and perquisites and administers any such plans or programs as required by the terms thereof.
     A copy of our compensation committee charter can be found on our website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. In addition, a copy of our compensation committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
     Corporate Governance and Nominating Committee
     As of the Effective Date, our corporate governance and nominating committee consists of Edward D. Horowitz, David L. Treadwell and Wayne Wilson. Mr. Treadwell is the chair of our corporate governance committee. All such corporate governance committee members satisfy the independence criteria set forth in the listing standards of the NASDAQ.

     Our corporate governance committee during 2010 consisted of Claude C. Lilly, Jane E. Newman and Michael R. Tuttle, and met once during 2010. Michael R. Tuttle was the chair of our corporate governance and nominating committee during fiscal 2010. All such corporate governance committee members satisfied the independence criteria set forth in the listing standards of the NYSE. Among other functions, the principal duties and responsibilities of our corporate governance committee are to identify qualified individuals to become board members, recommend to our board of directors individuals to be designated as nominees for election as directors at the annual meetings of stockholders, and develop and recommend to our board of directors our corporate governance guidelines.
     A copy of our corporate governance and nominating committee charter can be found on our website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. In addition, a copy of our corporate governance and nominating committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
     Regulatory Committee
     Effective as of the Effective Date, our board of directors has chartered a regulatory committee to oversee the Company’s compliance with regulatory requirements and reporting.
     As of the Effective Date, our regulatory committee consists of Dennis J. Austin, Michael J. Mahoney and Michael K. Robinson. Mr. Mahoney is the chair of our regulatory committee.
     A copy of our regulatory committee charter can be found on our website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. In addition, a copy of our regulatory committee charter is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
     Attendance of Directors
     During 2010, the board of directors held twenty-three meetings. Each then-current director attended at least 75% of the aggregate of the total number of meetings held by the board of directors and the total number of meetings held by all committees of the board of directors on which he or she served, which meetings were held when he or she was a director.
     Security Ownership of Certain Beneficial Owners
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own, or are part of a group that owns, more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and if listed on a national exchange, such national exchange. Officers, directors and beneficial owners of more than 10% of our common stock are required by regulation of the SEC to furnish us with copies of all Section 16(a) forms they file. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Security Ownership of Certain Beneficial Owners.”
     Corporate Governance
     Code of Business Conduct and Ethics. We have adopted a code of business conduct and ethics that applies to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. This code of business conduct and ethics is designed to comply with the SEC regulations and the Nasdaq listing standards related to codes of conduct and ethics and is posted on our corporate website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. A copy of our code of business conduct and ethics is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.

     Code of Ethics for Financial Professionals. We have also adopted a code of ethics for financial professionals as required by the SEC under Section 406 of the Sarbanes-Oxley Act. This code sets forth written standards that are designed to deter wrongdoing and to promote honest and ethical conduct by our senior financial officers, including our Chief Executive Officer, and is a supplement to our code of business conduct and ethics. In addition to applying to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, and Treasurer, this code applies to all of the other persons employed by us who have significant responsibility for preparing or overseeing the preparation of our financial statements and the other financial data included in our periodic reports to the SEC and in other public communications made by us that are designated from time to time by our Chief Financial Officer as senior financial professionals. Our code of ethics for financial professionals is posted on our corporate website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption.
     Corporate Governance Guidelines. We have also adopted corporate governance guidelines to advance the functioning of our board of directors and its committees and to set forth our board of directors’ expectations as to how it should perform its functions. Our corporate governance guidelines are posted on our corporate website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption. A copy of our corporate governance guidelines is available free of charge upon request directed to our secretary at: Secretary, FairPoint Communications, Inc. 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202.
     Policies Relating to our Board of Directors
     Nomination and Selection of Directors
     Our corporate governance and nominating committee identifies and evaluates potential director candidates in a variety of ways. Recommendations may come from current members of our board of directors, professional search firms, members of management, stockholders or other persons. In assessing the qualifications of potential nominees, the corporate governance and nominating committee may rely on personal interviews or discussions with the candidate and others familiar with the candidate’s professional background, on third-party background and reference checks and on such other due diligence information as is reasonably available. The corporate governance committee must be satisfied that the candidate possesses the highest professional and personal ethics and values and has broad experience at the policy-making level in business, government, education or public interest before the corporate governance and nominating committee will recommend a candidate as a nominee to our board of directors.
     Communications with Board of Directors
     Our board of directors has adopted policies with respect to the consideration of candidates recommended by stockholders for election as well as for director and stockholder communications with the board of directors.
     Stockholders may recommend nominees for consideration by the corporate governance and nominating committee by submitting the names and the following supporting information to our secretary at: Secretary, Stockholder Nominations, FairPoint Communications, Inc., 521 East Morehead Street, Suite 500, Charlotte, North Carolina 28202. The submissions should include a current resume of the candidate and a statement describing the candidate’s qualifications and contact information for the candidate. The submission should also include the name and address of the stockholder who is submitting the nominee, the number of shares which are owned of record or beneficially by the submitting stockholder and a description of all arrangements or understandings between the submitting stockholder and the nominee.
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
     The full text of the stockholder nominations and communications policy is available on our corporate website at www.fairpoint.com on the “Investors” page, under the “Corporate Governance” caption.

     Lead Director and Private Sessions
     During the period of time that our Chief Executive Officer served as the Chairman of our board of directors, the non-management directors regularly met in private session without our Chairman and Chief Executive Officer. Our lead director presided at these non-management executive sessions. Jane E. Newman served as our lead director in 2010, prior to becoming the Chairman of our board of directors on August 24, 2010. As of the Effective Date, Edward D. Horowitz, our non-employee Chairman of our board of directors, presides over all meetings.
     Director Attendance at Annual Meeting of Stockholders
     We do not have a formal policy regarding attendance by directors at our annual meeting of stockholders but invite and encourage all directors to attend. The annual meeting of stockholders is also generally held in conjunction with a regularly scheduled board of directors meeting to encourage director attendance. We did not hold an annual meeting of stockholders in 2010.
ITEM 11. EXECUTIVE COMPENSATION
     Compensation Discussion and Analysis
     General Program Objectives
     The compensation committee’s principal objective in designing compensation policies is to develop and administer a comprehensive program to attract, motivate and retain outstanding executives who are likely to enhance our profitability and create value for our stockholders. Within this overall compensation philosophy, the compensation committee seeks to: (1) recognize and reward sustained superior performance by individual officers and key employees; (2) pay for performance on both an individual and corporate level; (3) align stockholder and executive interests by placing a significant portion of executive compensation “at risk”; (4) tie executive compensation to the achievement of certain short-term and long- term performance objectives of the Company; and (5) offer a total compensation program that takes into account the compensation practices of comparable companies.
     The compensation committee intends to provide our named executive officers (“NEOs”) with an executive compensation program that emphasizes performance. The program therefore combines a competitive base salary component with a significant amount of variable compensation in the form of performance based annual and long-term incentives. The compensation committee believes this emphasis on performance aligns the compensation of our NEOs with the long-term interests of our stockholders.
     The compensation committee, in 2010, had engaged and regularly consulted an independent consultant, Findley Davies, Inc., to review the competitiveness and structure of the executive compensation program and each component of the program, and to assist the compensation committee in ensuring that the executive compensation program achieves the compensation committee’s objectives. Findley Davies, Inc. does not provide any services to the Company other than the services it provides to the compensation committee.
     During 2010, the compensation committee also engaged Mercer HR Consulting to assist with the design and terms of the new 2010 Long Term Incentive Plan and the Success Bonus Plan, each of which became effective as of the Effective Date. Mercer HR Consulting has been retained by the Company to provide actuarial and employee benefit consulting services for the Company’s retirement and group medical plans. The aggregate fees paid to Mercer in 2010 were $125,000 for executive compensation consulting service and $261,000 for actuarial and employee benefit consulting services.

     Specific Principles for Determining Executive Compensation
     The table below identifies and explains the reason for each component of our executive compensation program. See “—Executive Compensation Decisions for 2010” for amounts and further detail.

Element:	Reason for Element
Salary	The compensation committee establishes the base salaries for our NEOs as fixed amounts to provide a reliable indication of the minimum amount of compensation each NEO will receive in a given year.

Annual Incentives
     We maintain an Annual Incentive Plan under which our NEOs and other key employees may earn annual cash incentives based on corporate and individual performance. The Annual Incentive Plan is designed to provide an incentive for executives to attain short-term goals. The compensation committee establishes and approves the goals of the Chief Executive Officer and the Chief Executive Officer approves the goals of the other NEOs and the compensation committee reviews them.

Long Term Incentives/Equity Awards
     We adopted the 2010 Long Term Incentive Plan effective as of the Effective Date that allows for a variety of stock-based awards to link employee compensation to stockholders’ interests and encourage the creation of long-term value for our stockholders by increasing the retention of qualified key employees.

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

Welfare Benefits	We provide, on equal terms for all employees, group term life insurance, group health insurance, and short-term and long-term disability insurance.

Post-employment Benefits	Retirement. We maintain a 401(k) retirement savings plan that in 2010 included an employer matching contribution up to an amount equal to 5% of each participant’s compensation.

     Severance and Change in Control Benefits. We provide severance benefits to certain NEOs at levels that we consider conservative yet competitive when compared to those offered by our peers. We believe that such benefits are necessary and appropriate in order to attract and retain qualified NEOs.

Success Bonus Plan
     We adopted the Success Bonus Plan effective as of the Effective Date that allowed us to pay one-time cash bonuses to our NEOs and other key employees based on certain performance measures, subject to upward or downward adjustment to reflect the timing of the Effective Date.

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
     Annual Incentive Compensation Awards
     The annual incentive awards are based on a combination of corporate and individual goals having specific financial and operational objectives. We generally establish bonus targets and performance criteria at the end of each year for the following year.
     Deferred Compensation
     We have maintained a nonqualified deferred compensation plan (the “NQDC Plan”) for NEOs and other select senior management to enable them to defer compensation in excess of the limits applicable to them under our 401(k) plan. Matching contributions are made to the NQDC Plan according to the same percentage of deferrals as is made under our 401(k) plan, but only with respect to compensation that exceeds the limits for the 401(k) plan.
     Retirement and Welfare Benefits
     Our NEOs participate in our broad-based 401(k) and welfare benefit plans, and thereby receive, for example, group health insurance, group term life insurance and short-term and long-term disability insurance. The costs of these benefits constitute only a small percentage of each executive officer’s total compensation.
     Post-employment Severance and Change-in-Control Benefits
     We provide post-employment severance and change-in-control benefits to Mr. Sunu, pursuant to an employment agreement, and to Messrs. Sabherwal and Nixon and Ms. Linn, pursuant to change in control and severance agreements. See “—Potential Payments Upon Termination or Change of Control.” We also provide post-employment severance and change-in-control benefits to certain other non-NEO executives. The severance benefits for these executives are generally paid only if the executives are terminated without cause and they do not voluntarily resign. The severance benefits are also provided if any termination of employment occurs because of a change in control.
     Executive Compensation Decisions for 2010
     Explained below are the key components of the compensation that our NEOs earned in 2010 as shown in the “Summary Compensation Table.” Their base salaries generally accounted for between 24% and 95% of their total potential compensation, while incentive compensation accounted for most of the remainder of their total potential compensation. In addition, Mr. Hauser received approximately $1.6 million in 2010 under a consulting agreement with the Company subsequent to his resignation. The compensation committee believes that the balance described below of 2010 levels for salary, annual cash incentive awards and other benefits reflect both (i) an appropriate performance-oriented structure for total compensation, and (ii) a suitable correlation of total NEO compensation to the Company’s financial and business performance in 2010.
     Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, were canceled and extinguished on the Effective

Date. In addition, on the Effective Date, the Company was deemed to have adopted the 2010 Long Term Incentive Plan and the Success Bonus Plan without any further action by the Company. On the Effective Date, in accordance with the Plan, (i) management and other employees of the Company received certain cash bonuses pursuant to the Success Bonus Plan and (ii) certain equity awards pursuant to the 2010 Long Term Incentive Plan were made. See “Item 1. Business—Emergence from Chapter 11 Proceedings—New Long Term Incentive Plan and Success Bonus Plan.”
     Base Salary
     None of the NEOs received a base salary increase in 2010.
     Annual Incentive Compensation Awards
     The compensation committee established the 2010 target bonuses and related performance goals for certain members of our senior management under the FairPoint Communications, Inc. Annual Incentive Plan, or the Annual Incentive Plan, on March 2, 2010.
     The NEOs’ 2010 performance goals for bonus awards include the following: (i) quarterly financial performance targets, which are calculated by subtracting Consolidated Capital Expenditures (“CAPEX”) (as defined in the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009, by and among the Company, FairPoint Logistics, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent (the “DIP Credit Agreement”)) from Consolidated EBITDAR (as defined in the DIP Credit Agreement) (the “EBITDAR Minus CAPEX Targets”), and which are based on an annual EBITDAR Minus CAPEX Target of $165.6 million for the year ended December 31, 2010; (ii) the Company achieving an average monthly target of 77.5% for customer service calls that are answered within 20 seconds (the “Call Center Service Target”) at the Company’s consumer, business, collections and repair call centers in Maine, New Hampshire and Vermont (collectively, “Northern New England”); (iii) the Company achieving an average monthly target of 12.0% for installation appointments in Northern New England that are not met for Company reasons (the “Installation Appointment Target”); and (iv) the Company achieving an average on-time target of 90.0% for repair appointments in Northern New England (the “Repair Appointment Target”). These same 2010 performance goals are applicable to all non-represented employees and some represented employees of the Company except commissioned sales employees.
     David L. Hauser, the Company’s Chief Executive Officer, was eligible for a target bonus of up to 100% of his 2010 annual base salary. The target bonus for Mr. Hauser was based on the Company’s ability to achieve the following, tested quarterly (weighted as indicated): (i) 67% — the EBITDAR Minus CAPEX Targets; (ii) 11% — the Call Center Service Target; (iii) 11% — the Installation Appointment Target; and (iv) 11% — the Repair Appointment Target.
     Peter G. Nixon, the Company’s President, Ajay Sabherwal and Alfred C. Giammarino, each the Company’s Executive Vice President and Chief Financial Officer, Shirley J. Linn, the Company’s Executive Vice President, General Counsel and Secretary, and Raymond C. Allieri, the Company’s Executive Vice President and Chief Strategy Officer, were each eligible for a target bonus of up to 50% of his or her 2010 annual base salary. Lisa R. Hood, the Company’s Senior Vice President and Controller, was eligible for a target bonus of up to 40% of her 2010 annual base salary. The target bonus for each of these officers was based on the same criteria as set forth above for Mr. Hauser.
     Previously, the Annual Incentive Plan provided for a single lump sum payment of bonus awards. The compensation committee amended the Annual Incentive Plan to provide for quarterly payments of bonus awards for 2010. Such quarterly payments were made to the NEOs (and all non-represented employees of the Company except commissioned sales employees) at 50% of the quarterly target payment amount provided that the quarterly targets are met, with true-up payments to be included in bonus awards for the full 2010 year.
     Compensation of Messrs. Hauser and Sunu
     On August 24, 2010, the Bankruptcy Court approved a proposed (i) consulting agreement with David L. Hauser, the Company’s then Chairman and Chief Executive Officer, and (ii) employment agreement with Paul H. Sunu. The compensation committee had negotiated the proposed agreements in connection with the transition of the Chief Executive Officer role from Mr. Hauser to Mr.

Sunu. Accordingly, effective as of August 24, 2010, Mr. Hauser resigned as the Company’s Chairman and Chief Executive Officer and as a director and became a consultant to the Company. In addition, effective as of August 24, 2010, the Board appointed Mr. Sunu to serve as the Company’s Chief Executive Officer and as a director and the Company and Mr. Sunu entered into the employment agreement.
     The consulting agreement sets forth the terms and conditions of Mr. Hauser’s retention as a consultant by the Company for a term commencing on August 24, 2010 and expiring on the Effective Date. Pursuant to the consulting agreement, Mr. Hauser received a cash consulting fee of $3,450,000 and a one-time grant following the Effective Date of 66,794 shares of the reorganized Company’s common stock pursuant to the terms of the New Long Term Incentive Plan. The shares were fully vested on the date of grant. In addition, pursuant to the consulting agreement, Mr. Hauser was eligible to continue participating in the Company’s health insurance plan for a period of ninety days and thereafter received a cash payment equal to the cost of COBRA medical insurance, group life insurance and long-term disability insurance coverage for an additional period of two years.
     The employment agreement sets forth the terms and conditions of Mr. Sunu’s employment as Chief Executive Officer of the Company for a three-year term commencing on August 24, 2010. Pursuant to the Employment Agreement, Mr. Sunu will receive an annual base salary of $750,000 and a one-time signing bonus of $500,000. Mr. Sunu will also be eligible to participate in the Company’s annual incentive plan and eligible to earn a performance-based bonus thereunder for annual performance periods beginning in calendar year 2011. Mr. Sunu’s maximum bonus under the annual incentive plan will be 150% of the base salary payable to him during the applicable performance period.
     Following the Effective Date, Mr. Sunu was granted 120,000 restricted shares of the reorganized Company’s common stock and options to purchase 125,000 shares of such common stock. The exercise price of the stock options will be equal to the lesser of (i) $36.03 per share or (ii) the weighted average trading price of a share of common stock for the first 20 trading days following the Effective Date, but in no event less than $19.28 per share. The exercise price of the stock options was set at $24.29 in accordance with the New Long Term Incentive Plan agreement. Twenty-five percent of each of the restricted shares and the options were vested as of the date of grant, and the remaining restricted shares and options will vest thereafter in three substantially equal vesting tranches on each of the first three anniversaries of the Effective Date, subject to Mr. Sunu’s continued employment with the Company through each such vesting date.
     Mr. Sunu also participated in the FairPoint Communications, Inc. 2010 Success Bonus Plan and was eligible for a success bonus equal to fifty percent of his annual base salary if the Company performs at Target performance levels, as such Target is defined under the Success Bonus Plan approved by the Bankruptcy Court. Mr. Sunu received a payment in accordance with the Success Bonus Plan in February 2011.
     Mr. Sunu will be eligible to participate in the benefits programs generally available to the Company’s other senior executives.
     Tax Considerations
     Section 162(m) of the Internal Revenue Code (the “Code”) generally disallows a tax deduction to public corporations for compensation, other than performance based compensation, over $1.0 million paid for any fiscal year to any of the corporation’s Chief Executive Officer and three other highly compensated executive officers as of the end of any fiscal year. The Company’s policy is to qualify its executive officers for deductibility under Section 162(m) to the extent the compensation committee determines such to be appropriate. In 2010, compensation did not exceed the deductibility limits of Section 162(m) for any NEO. The compensation committee remains aware of the Code Section 162(m) limitations and the available exemptions and special rules, and will address the issue of 162(m) deductibility when and if circumstances warrant the use of such exemptions or other considerations.

Summary Compensation Table
     The table below summarizes the total compensation paid or earned by each of the NEOs for the fiscal years ended December 31, 2010, 2009 and 2008.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	$	$	$(1)	$(1)	$	$	$(2)	$
Paul H. Sunu (3)	2010	268,269	—	—	—	—	—	507,632	775,901
Chief Executive Officer

David L. Hauser (3)	2010	523,077	60,923	—	—	—	—	1,608,472	2,192,472
Chairman of the Board of	2009	409,231	—	1,814,349	55,520	—	—	12,602	2,291,702
Directors and Chief Executive Officer

Ajay Sabherwal (4)	2010	170,769	5,870	—	—	—	—	27,183	203,822
Executive Vice President, Chief Financial Officer

Alfred C. Giammarino (4)	2010	114,561	—	—	—	—	—	7,026	121,587
Executive Vice President,	2009	401,923	—	236,180	—	—	—	12,634	650,737
Chief Financial Officer	2008	109,615	9,591	738,261	—	—	—	23,757	881,224

Peter G. Nixon	2010	325,000	19,594	—	—	—	—	15,392	359,986
President	2009	343,750	—	201,996	—	—	—	19,165	564,911
	2008	303,481	103,109	484,155	—	—	—	19,167	909,912

Shirley J. Linn	2010	300,000	18,087	—	—	—	—	17,111	335,198
Executive Vice President,	2009	317,308	—	186,458	—	—	—	17,801	521,567
General Counsel and	2008	278,291	109,244	445,724	—	—	—	19,116	852,375
Secretary

Lisa R. Hood (4)	2010	310,308	16,393	—	—	—	—	7,375	334,076
Senior Vice President and	2009	243,269	—	71,476	—	—	—	12,968	327,713
Controller	2008	223,435	54,047	185,388	—	—	—	14,206	477,076

Raymond C. Allieri	2010	250,178	11,106	—	—	—	—	321,909	583,193
Executive Vice President and Chief Strategy Officer

(1)
The amounts in columns (e) and (f) are the grant date fair value of the stock and option awards, adjusted to eliminate the effect of any forfeiture assumption, computed in accordance with the Compensation—Stock Compensation Topic of the ASC. Grant date fair value of awards granted prior to the Merger have been adjusted to reflect the fair value of the award immediately following the Merger. Please see note 15 to the consolidated financial statements for more information about the assumptions FairPoint used to determine the grant date value of the awards

(2)	The amount shown in column (i) for 2010 reflects the following for each NEO:
•
Matching contributions made by FairPoint to its 401(k) retirement savings plan in the amounts of $5,769 for Mr. Sunu, $12,250 for Mr. Hauser, $2,135 for Mr. Sabherwal, $5,728 for Mr. Giammarino, $10,619 for Mr. Nixon, $10,379 for Ms. Linn, $6,306 for Ms. Hood and $11,718 for Mr. Allieri;

•
Contributions made by FairPoint to the term life insurance plans it sponsors for all eligible employees (including our NEOs) in the amounts of $1,863 for Mr. Sunu, $6,579 for Mr. Hauser, $587 for Mr. Sabherwal, $1,298 for Mr. Giammarino, $4,773 for Mr. Nixon, $6,732 for Ms. Linn, $1,069 for Ms. Hood and $1,805 for Mr. Allieri;

•	A one-time signing bonus of $500,000 paid to Mr. Sunu, in accordance with his employment agreement, upon commencement of his employment.

•	Relocation expenses reimbursed by FairPoint in the amounts of $24,461 for Mr. Sabherwal and $40,149 for Mr. Allieri;

•	Severance pay in the amount of $268,237 for Mr. Allieri.

•	Consulting services fees in the amount of $1,589,643 for Mr. Hauser.

(3)	Mr. Sunu was appointed as our Chief Executive Officer on August 24, 2010, succeeding Mr. Hauser, who resigned effective August 24, 2010.

(4)
Mr. Sabherwal was appointed Chief Financial Officer on July 19, 2010, succeeding Ms. Hood. Ms. Hood was appointed Chief Financial Officer on an interim basis on March 31, 2010, succeeding Mr. Giammarino, who resigned effective March 30, 2010.

Grants of Plan-Based Awards
     No plan-based awards were granted during the year ended December 31, 2010.
     Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date. See “Item 1. Business—Bankruptcy—The Plan—New Long Term Incentive Plan and Success Bonus Plan.”
Outstanding Equity Awards at December 31, 2010
     The following table shows the equity-based awards held by the NEOs as of December 31, 2010. Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date. See “Item 1. Business—Bankruptcy—The Plan—New Long Term Incentive Plan and Success Bonus Plan.”

		Option Awards					Stock Awards
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
											Equity
											Incentive
											Plan
									Equity		Awards:
									Incentive		Market
				Equity					Plan		or Payout
				Incentive					Awards:		Value of
				Plan					Number of		Unearned
				Awards:				Market	Unearned		Shares,
				Number of			Number of	Value of	Shares,		Units or
		Number of	Number of	Securities			Shares or	Shares or	Units or		Other
		Securities	Securities	Underlying			Units of	Units of	Other		Rights
		Underlying	Underlying	Unexercised	Option		Stock That	Stock That	Rights		That
		Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	That Have		Have Not
	Grant	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Not Vested		Vested
Name	Date	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)		($)
Paul H. Sunu	—	—	—	—	—	—	—	—	—		—
Chief Executive Officer

David L. Hauser	7/1/2009	533,334	—	—	0.95	7/1/2019	—	—	—		—
Executive Officer

Ajay Sabherwal	—	—	—	—	—	—	—	—	—		—
Executive Vice President, Chief Financial Officer

Alfred C. Giammarino	—	—	—	—	—	—	—	—	—		—
Executive Vice President, Chief Financial Officer

Peter G. Nixon	3/12/2002	8,419	—	—	36.94	3/12/2012	—	—	—		—
President	12/12/2003	23,786	—	—	36.94	12/12/2013	—	—	—		—
	3/3/2009	—	—	—	—	—	—	—	45,139	(2)	903

Shirley J. Linn	3/12/2002	9,209	—	—	36.94	3/12/2012	—	—	—		—
Executive Vice	12/12/2003	14,212	—	—	36.94	12/12/2013	—	—	—		—
President, General	3/3/2009	—	—	—	—	—	—	—	41,667	(2)	833
Counsel and Secretary

Lisa R. Hood	3/12/2002	8,791	—	—	36.94	3/12/2012	—	—	—		—
Senior Vice	12/12/2003	6,633	—	—	36.94	12/12/2013	—	—	—		—
President and	3/3/2009	—	—	—	—	—	—	—	15,972	(2)	319
Controller

Raymond C. Allieri	—	—	—	—	—	—	—	—	—		—
Executive Vice President and Chief Strategy Officer

(1)	These restricted shares were to vest on July 1, 2012.

(2)
These awards were granted under the FairPoint Communications, Inc. 2008 Long Term Incentive Plan for the performance period January 1, 2009 through December 31, 2011. Payout of awards is based 50% on the Company’s TSR, as defined in the award agreement, versus its peer group in the Dow Jones Telecommunications Index and 50% on the Company’s Adjusted EBITDA versus a target set by the compensation committee prior to the beginning of the performance period. Participants will receive a percentage of their TSR target as follows: TSR greater than 20% of peer group — 40%, TSR greater than 40% of peer group — 100%, TSR greater than 60% of peer group — 200%. If the Company’s TSR is not greater than at least 20% of its peer group, then participants will receive nothing. Participants will receive a percentage of their Adjusted EBITDA target according to the Company’s Adjusted EBITDA versus its target, as follows: less than 95% of target — 0%, 95% of target — 40%, 100% of target — 100%, 105% of target or higher — 200%. Amounts listed in column (i) reflect the threshold number of shares to be issued, as performance to date has not exceeded the threshold. Amounts listed in column (j) reflect the market value of these awards at December 31, 2010, based on the closing price of the Company’s common stock on December 31, 2010.

     Option Exercises and Stock Vested
     None of the NEOs exercised any stock options or had any stock awards vest during the fiscal year ended December 31, 2010. Pursuant to the Plan, all outstanding equity interests of the Company, including but not limited to all outstanding shares of common stock, options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date. See “Item 1. Business—Bankruptcy—The Plan—New Long Term Incentive Plan and Success Bonus Plan.”

Nonqualified Deferred Compensation
     Pursuant to the NQDC Plan, certain executives, including NEOs, may defer a portion of their annual salary and bonuses. Deferral elections are made by eligible executives in each year for amounts to be earned in the following year. An executive can defer up to 50% of his or her annual salary and up to 100% of his or her annual bonus.

(a)	(b)	(c)	(d)	(e)	(f)
	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance
	in Last FY	in Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)(1)
Paul H. Sunu	—	—	—	—	—
Chief Executive Officer

David L. Hauser	—	—	—	—	—
Chairman of the Board of Directors and Chief Executive Officer

Ajay Sabherwal	—	—	—	—	—
Executive Vice President, Chief Financial Officer

Alfred C. Giammarino	—	—	—	—	—
Executive Vice President, Chief Financial Officer

Peter G. Nixon	—	—	8,923	—	72,975
President

Shirley J. Linn	—	—	2,161	—	19,268
Executive Vice President, General Counsel and Secretary

Lisa R. Hood	—	—	3,783	—	44,087
Senior Vice President and Controller

Raymond C. Allieri	—	—	—	—	—
Executive Vice President, and Chief Strategy Officer

(1)	The following table shows the extent to which amounts reported in this column have been reported in the “Summary Compensation Table” for the current or previous years:

Name	Amount
Paul H. Sunu	—
David L. Hauser	—
Ajay Sabherwal	—
Alfred C. Giammarino	—
Peter G. Nixon	34,278
Shirley J. Linn	29,658
Lisa R. Hood	4,247
Raymond C. Allieri	—

     Potential Payments Upon Termination or Change of Control
     FairPoint has an employment agreement with Mr. Sunu and change in control and severance agreements with Messrs. Sabherwal and Nixon and Ms. Linn. These agreements provide benefits to our NEOs in the event their employment is terminated under certain circumstances as summarized below.
     Mr. Sunu
     Under the employment agreement with Mr. Sunu, either party may terminate Mr. Sunu’s employment at any time. In the event the Company terminates Mr. Sunu’s employment without cause (as defined in the employment agreement), if the Company delivers Mr. Sunu a non-extension notice or if Mr. Sunu resigns his employment for good reason, Mr. Sunu will receive: (i) any accrued but unpaid base salary or bonuses, any unpaid or unreimbursed expense reimbursements and any benefits to be provided under the Company’s employee benefits plans upon a termination of employment; (ii) an amount equal to the sum of (A) two times the amount of Mr. Sunu’s then-current base salary, (B) two times the amount of his annual incentive plan bonus for the immediately preceding fiscal year (or in the event such termination occurs prior to the payment of Mr. Sunu’s annual incentive plan bonus for 2011, if any, an amount equal to $1,500,000) and (C) the cost of continued health and disability insurance coverage for Mr. Sunu and his covered dependents for a period of twenty-four months.
     Messrs. Sabherwal and Nixon and Ms. Linn
     We entered into change in control and severance agreements, which we refer to collectively as the severance agreements, with Mr. Nixon and Ms. Linn, on March 14, 2007, and with Mr. Sabherwal, on August 24, 2010. Each severance agreement provides, subject to certain other conditions, that we will pay severance and provide benefits to the subject executive (i) in the event of such employee’s termination without cause or following a change in control, or (ii) within two years of a change in control, upon such employee’s resignation within 45 days following (A) a significant or material reduction of such employee’s key responsibilities or duties, (B) a reduction in such employee’s overall compensation opportunities, (C) the diminishment or elimination of such employee’s rights to the severance benefits detailed in the severance agreement, or (D) any material breach by the Company of the severance agreement. The severance payable and benefits required to be provided include unpaid base salary, lump sum cash payments equal to two times such employee’s annual base salary and annual bonus, COBRA premiums and life insurance premiums for 24 months, and the vesting of all non-performance based, non-vested and/or unearned long-term incentive awards, among others. The severance agreements do not require the Company to provide any tax gross-up on the benefits paid under the severance agreements. However, if the Company determines that reducing the benefits to just below the level that would trigger the “golden parachute” excise tax payable by the executive will result in a greater after-tax benefit to the executive, the benefits will be reduced to that level.
     The severance agreements also contain provisions pursuant to which the subject employees, for a period of 12 months following termination of employment, promise to refrain from certain activities including (1) soliciting any of our employees or consultants to leave us or to perform services for another company, or (2) accepting any employment or similar arrangements with our competitors.

     The following table shows cash compensation that would have been payable under the agreements with the NEOs (other than Messrs. Hauser and Giammarino, who resigned during 2010) if their employment had terminated on December 31, 2010.

Acceleration and
Continuation of
			Equity Awards	Continuation of
			(Market Value of	Medical/Welfare	Total
	Cash		Unearned Awards as of	Benefits	Termination
	Severance	Bonus	12/31/10)	(Present Value)	Benefits
Reason for Payment:	($)	($)	($)	($)	($)
Paul H. Sunu
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	1,500,000	1,500,000	—	28,067	3,028,067

Ajay Sabherwal
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	740,000	370,000	—	38,062	1,148,062

Peter G. Nixon
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	650,000	39,188	903	26,710	716,801

Shirley J. Linn
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination without cause or after change in control	600,000	36,173	833	26,631	663,637

Lisa R. Hood
Involuntary termination with cause	—	—	—	—	—
Voluntary termination	—	—	—	—	—
Termination after change in control	—	—	319	—	319

     Director Compensation
     2010 Compensation
     We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on our board of directors. In setting director compensation, we consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the members of our board of directors.
     In 2010, each non-employee director received an annual fee of $55,000 for serving as a director. In addition, an annual fee of $10,000 was paid for serving as the chairperson of FairPoint Communication’s compensation committee or corporate governance committee and an annual fee of $20,000 was paid for serving as the chairperson of FairPoint’s audit committee. An annual fee of $10,000 was paid to FairPoint’s lead director. Following Mr. Hauser’s resignation, Ms. Newman served as the chair of the board of directors and received a lump sum fee of $50,000.
     FairPoint’s non-employee directors also receive an annual award of approximately $45,000. Prior to March 31, 2010, this award was paid in the form of restricted stock or restricted units, at the recipient’s option, which are issued under FairPoint’s 2005 Stock Incentive Plan or 2008 Long Term Incentive Plan. These awards vested in four quarterly installments from the grant date, and the holders thereof were entitled to receive dividends or dividend equivalents on such awards from the date of grant, whether or not vested. Effective March 31, 2010, this equity award was changed to a $45,000 annual cash award, payable quarterly.
     On September 3, 2008, the corporate governance committee of the board of directors determined that, from time to time, members of special purpose committees of the board of directors should be awarded appropriate compensation for their services to such committees. They also determined that members of the board of directors’ succession planning committee would receive compensation because of the time requirements, confidentiality requirements and the importance of the committee’s work. The chairperson of the committee received $25,000 for her service and each committee member received $15,000. One half of this fee was paid in September 2008 and the remainder was paid in June 2009. During the Chapter 11 Cases, Mr. Lilien was appointed as our restructuring monitor on behalf of the board of directors and received compensation of $160,000.
     FairPoint’s employee directors do not receive any compensation for serving on the board of directors.
     2010 Summary Director Compensation

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees			Non-equity	Value and
	Earned			Incentive	Nonqualified
	or Paid	Stock	Option	Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)(1)(2)	($)	($)	($)	Earnings	($)	($)
Thomas F. Gilbane, Jr.(3)	110,000	—	—	—	—	—	110,000
Claude C. Lilly	120,000	—	—	—	—	—	120,000
Robert S. Lilien	260,000	—	—	—	—	—	260,000
Jane E. Newman	160,000	—	—	—	—	—	160,000
Michael R. Tuttle(3)	110,000	—	—	—	—	—	110,000

(1)
See the discussion preceding this table for the general method used to determine each non-employee director’s cash compensation. For fiscal 2010, the particular components paid as cash compensation in excess of each non-employee director’s $55,000 retainer and $45,000 annual award were as follows: Gilbane ($10,000 as chair of compensation committee); Lilien ($160,000 as restructuring monitor); Lilly ($20,000 as chair of audit committee); Newman ($10,000 as lead director and $50,000 as chair of the board of directors following Mr. Hauser’s resignation); Tuttle ($10,000 as chair of corporate governance and nominating committee).

(2)	Fees Earned or Paid in Cash includes amounts accrued but unpaid for services rendered in the fourth quarter of 2010.

(3)	Messrs. Gilbane and Tuttle were nominated by Verizon and appointed as directors by our board of directors effective as of March 31, 2008.
     Compensation Committee Interlocks and Insider Participation
     During 2010, decisions on various elements of executive compensation were made by our compensation committee. No officer, employee or former officer of the Company served as a member of our compensation committee during 2010. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.
     For a description of certain relationships and transactions between us and members of our board of directors or their affiliates, see “Certain Relationships and Related Party Transactions.”
     Compensation Committee Report
     In connection with its duty to review and approve executive compensation, the compensation committee has: (i) reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b), and (ii) based on this review and discussion, recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. As of the Effective Date, the FairPoint Communications Compensation Committee consists of Todd W. Arden, Edward D. Horowitz (chair), and David L. Treadwell.
     EXECUTIVE OFFICERS
     The following table sets forth the names and positions of our current executive officers and their ages as of March 31, 2011.

Name	Age	Position
Paul H. Sunu	55	Chief Executive Officer
Peter G. Nixon	58	President
Ajay Sabherwal	45	Executive Vice President and Chief Financial Officer
Jeffrey W. Allen	55	Executive Vice President, Sales and Marketing
Kenneth W. Amburn	68	Executive Vice President, Operations and Engineering
Shirley J. Linn	60	Executive Vice President, General Counsel and Secretary
Kathleen McLean	51	Executive Vice President and Chief Information Officer
Gary C. Garvey	57	Senior Vice President, Human Resources
John T. Hogshire	49	Vice President and Controller
Thomas E. Griffin	50	Vice President and Treasurer
Rose B. Cummings	52	Vice President, Integrated Marketing Communications
Rod Imbriani	50	Vice President, Product and Marketing Management
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
     Ajay Sabherwal. In July 2010, Mr. Sabherwal was appointed as our Executive Vice President and Chief Financial Officer. Previously, Mr. Sabherwal served as Chief Financial Officer for Mendel Biotechnology from 2009 to 2010, Chief Financial Officer for Aventine Renewable Energy from 2005 to 2009 and Executive Vice President, Finance & Chief Financial Officer for Choice One Communications from 1999 to 2005.
     Jeffrey W. Allen. In July 2009, Mr. Allen was appointed as our Executive Vice President, Sales and Marketing. Previously, Mr. Allen served as our Executive Vice President, External Relations from May 2008 to July 2009 and Assistant Vice President, Customer Operations from June 2007 to May 2008. Prior to joining the Company, Mr. Allen served as General Manager, Wireless for Datapath, Inc. from December 2005 to June 2007, Chief Executive Officer of Third Rail Americas, Inc. from January 2005 to December 2005, President, Chief Executive Officer and Chairman of the Board of Intellispace, Inc. from June 2001 to June 2004 and Chief Operating Officer of Intellispace, Inc. from April 2000 to June 2001.
     Kenneth W. Amburn. In October 2010, Mr. Amburn was appointed as our Executive Vice President, Operations and Engineering. Prior to joining us, Mr. Amburn served as Chief Operating Officer for Madison River Communications from September 2000 to April 2007 and as Vice President of Operations for Madison River Communications from May 1998 to August 2000. Previously, Mr. Amburn served as Vice President for Network Construction Services from September 1995 to April 1998. He served as Vice President, East Region for Citizens Utilities from July 1993 to August 1995, Sprint/Centel Texas from January 1993 to June 1993 and Centel Texas from January 1985 to December 1992.
     Shirley J. Linn. In March 2006, Ms. Linn was appointed as our Executive Vice President, General Counsel and Secretary. Previously, Ms. Linn served as our Senior Vice President, General Counsel and Secretary from September 2004 to March 2006. Prior thereto, Ms. Linn served as our General Counsel since October 2000, our Vice President since October 2000, and our Secretary since December 2000. Prior to joining us, Ms. Linn was a partner, from 1984 to 2000, in the Charlotte, North Carolina law firm of Underwood Kinsey Warren & Tucker, P.A., where she specialized in general business matters, particularly mergers and acquisitions.
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
     Gary C. Garvey. In March 2008, Mr. Garvey was appointed as our Senior Vice President, Human Resources. Prior to joining us, Mr. Garvey held senior leadership positions in human resources at Draka Holding N.V. and Draka Comteq B.V. in Amsterdam from April 2005 to February 2008, at Lightolier from April 2004 to March 2005 and at Corning Cable Systems/Siecor Corporation April 1983 to December 2002.
     John T. Hogshire. In September 2010, Mr. Hogshire was appointed as our Vice President and Controller. Mr. Hogshire previously served as the Director of Accounting for Aviat Networks (f/k/a Harris Stratex Networks) from July 2008 to September 2010, as a Consultant with Aviat Networks from January 2008 to July 2008 and as Vice President — Controller of Madison River Communications from December 1998 to July 2007.
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

     Rose B. Cummings. In December 2010, Ms. Cummings was appointed as our Vice President, Integrated Marketing Communications. Previously, Ms. Cummings served as Vice President, Corporate Communications from October 2007 to December 2010. Prior to joining us, Ms. Cummings served as Executive Director of Corporate Communications for SunCom Wireless (now T-Mobile) from January 2006 to September 2007, Public Affairs Manager for Duke Energy from 1994 to 2006 and Public Information Director for Mecklenburg County (NC) Government from 1986 to 1994.
     Rod Imbriani. In December 2010, Mr. Imbriani was appointed as our Vice President, Product and Marketing Management. Prior to joining us, Mr. Imbriani served as Vice President of Marketing for the service division of the Scotts Miracle-Gro Company from June 2008 to February 2010. Prior to that position, he served as Vice President of Product Operations for CenturyTel, Inc. from April 2006 to June 2008. Mr. Imbriani has also served in marketing positions for Frontier Communications Corporation, Broadwing Communications LLC, Intermedia Communications, Qwest Communications, MCI and US West, Inc. Mr. Imbriani began his career as a developer at AT&T Bell Labs.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Securities Authorized for Issuance Under Equity Compensation Plans
     See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance Under Equity Compensation Plans” for the table entitled “Equity Compensation Plan Information.”
     On the Effective Date, pursuant to the Plan, we were deemed to have adopted the Long Term Incentive Plan and the Success Bonus Plan. See “Item 1. Business — Emergence from Chapter 11 Proceedings — Long Term Incentive Plan and Success Bonus Plan.”
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
     Based solely on our review of Forms 3, 4 and 5 and amendments thereto available to us and other information obtained from our directors, officers and beneficial owners of more than 10% of our common stock or otherwise available to us, we believe that no director, officer or beneficial owner of more than 10% of our common stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Securities Exchange Act of 1934 for fiscal 2010.
     The following table sets forth information regarding beneficial ownership of our Common Stock as of March 25, 2011, for:
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

	Common Stock Beneficially
	Owned(1)
Name	Number	Percent of Class
Executive Officers and Directors:
Paul H. Sunu(2)	151,250	0.6%
Ajay Sabherwal(3)	44,500	0.2%
Peter G. Nixon(4)	35,250	0.1%
Shirley J. Linn(5)	35,250	0.1%
Lisa R. Hood(6)	9,425	*
Todd W. Arden	—	*
Dennis J. Austin(7)	20,083	*
Edward D. Horowitz(8)	20,083	*
Michael J. Mahoney(9)	20,083	*
Michael K. Robinson(10)	20,083	*
David L. Treadwell(11)	20,083	*
Wayne Wilson(12)	20,083	*
All directors and executive officers of FairPoint as a group(19 persons)(13)	546,598	2.1%
5% Stockholders:
Angelo, Gordon & Co., L.P.(14)	4,628,325	17.7%
Marathon Asset Management, L.P.(15)	2,850,793	10.9%
Chatham Asset Management, LLC (16)	1,470,003	5.6%

*	Less than 0.1%.

(1)
Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable. The percentage of beneficial ownership is based on 26,197,432 shares of our common stock outstanding as of March 25, 2011.

(2)
With respect to shares beneficially owned: (i) includes 31,250 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) does not include 93,750 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 120,000 shares of restricted stock.

(3)
With respect to shares beneficially owned: (i) includes 10,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 31,500 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 34,000 shares of restricted stock.

(4)
With respect to shares beneficially owned: (i) includes 8,250 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 24,750 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 27,000 shares of restricted stock.

(5)
With respect to shares beneficially owned: (i) includes 8,250 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 24,750 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 27,000 shares of restricted stock.

(6)
With respect to shares beneficially owned: (i) includes 4,625 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 13,875 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 4,800 shares of restricted stock.

(7)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(8)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(9)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(10)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(11)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(12)
With respect to shares beneficially owned: (i) includes 5,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 22,002 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 14,583 shares of restricted stock.

(13)
With respect to shares beneficially owned: (i) includes 138,500 shares of our common stock issuable upon exercise of stock options that are either currently exercisable or become exercisable during the next 60 days (ii) does not include 415,512 shares of our common stock issuable upon exercise of stock options that are neither currently exercisable nor become exercisable during the next 60 days and (iii) includes 408,098 shares of restricted stock.

(14)
Other than the information relating to its percentage ownership of our common stock, based solely on information contained in a Schedule 13D filed with the SEC on February 3, 2011, by Angelo, Gordon & Co., L.P. (address: 245 Park Avenue, 26th Floor, New York, NY 10167). The Angelo, Gordon & Co., L.P. Schedule 13D reported sole voting power and sole dispositive power of 4,628,325 shares.

(15)
Other than the information relating to its percentage ownership of our common stock, based solely on information contained in a Schedule 13G filed with the SEC on February 4, 2011, by Marathon Asset Management, L.P. (address: One Bryant Park, 38th Floor, New York, NY 10036). The Marathon Asset Management, L.P. Schedule 13G reported sole voting power and sole dispositive power of 4,121,444 shares, which includes 2,850,793 shares of common stock and 1,270,651 warrants to purchase common stock at an exercise price of $48.81.

(16)
Other than the information relating to its percentage ownership of our common stock, based solely on information contained in a Schedule 13G filed with the SEC on January 24, 2011, by Chatham Asset Management, LLC (address: 26 Main Street, Suite 204, Chatham, New Jersey 07928). The Chatham Asset Management, LLC Schedule 13G reported shared voting power and shared dispositive power of 2,850,793 shares.

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
     Director Independence
     The board of directors considered transactions and relationships between each director who served on our board in fiscal year 2010 or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, other than David L. Hauser, who resigned from our board on August 24, 2010, and Paul H. Sunu, all of our directors were independent under the criteria for independence set forth in the listing standards of the NYSE, and accordingly were independent directors with no material relationship to the Company other than being a director or stockholder of FairPoint. For more information about director independence, see “Item 10. Directors, Executive Officers and Corporate Governance.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table sets forth the aggregate fees paid or payable to Ernst & Young LLP, our independent registered public accounting firm, relating to services rendered for our fiscal years ended December 31, 2010 and 2009:

	Fiscal Year ended
	December 31,
	2010	2009
Audit Fees(1)	$5,379,000	$5,982,000
Audit Related Fees (2)	66,000	42,000
Tax Fees (3)	666,000	246,000
All Other Fees	—	—

(1)
Audit Fees include amounts billed to us related to annual financial statement audit work and quarterly financial statement reviews. These amounts also include the review of documents filed with the SEC, accounting consultations related to the annual audit and the preparation of letters for underwriters and other requesting parties with respect to the Merger and related transactions and application of fresh start accounting.

(2)	Audit Related Fees consist of amounts billed to us related to a review of internal controls within our revenue process.

(3)	Tax Fees consist of fees for professional services for tax consulting and compliance as well as reviews of our 2009 and 2010 restructuring costs for tax purposes.
     Audit Committee Pre-Approval Policy
     In accordance with our audit committee pre-approval policy, all audit and non-audit services performed for us by our independent accountants were pre-approved by our audit committee.
     Our audit committee’s pre-approval policy provides that our independent registered public accounting firm shall not provide services that have the potential to impair or appear to impair the independence of the audit role. The pre-approval policy requires our independent registered public accounting firm to provide an annual engagement letter to our audit committee outlining the scope of the audit services proposed to be performed during the fiscal year. Upon the audit committee’s acceptance of and agreement with such engagement letter, the services within the scope of the proposed audit services shall be deemed pre-approved pursuant to the policy.
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

Fairpoint Communications, Inc.
Date: March 31, 2011
	By:	/s/ Paul H. Sunu
		Name:	Paul H. Sunu
		Title:	Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul H. Sunu Paul H. Sunu	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011

/s/ Ajay Sabherwal Ajay Sabherwal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ John T. Hogshire John T. Hogshire	Vice President and Controller (Principal Accounting Officer)	March 31, 2011

/s/ Todd W. Arden Todd W. Arden	Director	March 31, 2011

/s/ Dennis J. Austin Dennis J. Austin	Director	March 31, 2011

/s/ Edward D. Horowitz Edward D. Horowitz	Chairman of the Board of Directors	March 31, 2011

/s/ Michael J. Mahoney Michael J. Mahoney	Director	March 31, 2011

/s/ Michael K. Robinson Michael K. Robinson	Director	March 31, 2011

/s/ David L. Treadwell David L. Treadwell	Director	March 31, 2011

/s/ Wayne Wilson Wayne Wilson	Director	March 31, 2011

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

10.1
Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)

10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)

10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)

10.4
Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)

10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.7	Form of Director Indemnity Agreement.(4)

10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)

10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)

10.10	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.(6)

10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)

10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)

10.13	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)

10.14	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.15	FairPoint Communications, Inc. 2010 Success Bonus Plan.†(1)

10.16	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.17	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)

10.18	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)

10.19	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)

10.20	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)

10.21	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)

10.22	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)

Exhibit No.	Description
10.23	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

10.25	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.25	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics.*

14.2	FairPoint Code of Ethics for Financial Professionals.(13)

21	Subsidiaries of FairPoint.*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡

99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(14)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(15)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(16)

99.5	FairPoint Insider Trading Policy.*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

‡
Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2010.

(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(10)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.

(13)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.

(14)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(15)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(16)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 25, 2008.