Form 10-Q
period 2011-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2011-05-16
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-32408

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3725229
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

521 East Morehead Street, Suite 500
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
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

(Do not check if a smaller reporting company)
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐
          As of May 12, 2011, there were 26,195,265 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
          Documents incorporated by reference: None

*	The registrant is not currently required to submit electronically and post Interactive Data Files in accordance with Rule 405 of Regulation S-T.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (Successor Company) (Unaudited) and December 31, 2010 (Predecessor Company)	5

	Condensed Consolidated Statements of Operations for the sixty-six days ended March 31, 2011 (Successor Company), the twenty-four days ended January 24, 2011 (Predecessor Company) and the three months ended March 31, 2010 (Predecessor Company) (Unaudited)	6

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the sixty-six days ended March 31, 2011 (Successor Company) and the twenty-four days ended January 24, 2011 (Predecessor Company) (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the sixty-six days ended March 31, 2011 (Successor Company), the twenty-four days ended January 24, 2011 (Predecessor Company) and the three months ended March 31, 2010 (Predecessor Company) (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the sixty-six days ended March 31, 2011 (Successor Company), the twenty-four days ended January 24, 2011 (Predecessor Company) and the three months ended March 31, 2010 (Predecessor Company) (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	58

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	(Removed and Reserved)	60

Item 5.	Other Information	60

Item 6.	Exhibits	60

	Signatures	61
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

•
the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined herein) and the Plan (as defined herein);

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

          These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and, as amended or supplemented by “Part II – Item 1A. Risk Factors” contained in this Quarterly Report, as applicable. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.
Except as otherwise required by the context, references in this Quarterly Report to:
•	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries;

•
“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010
(in thousands, except share data)

	Successor Company	Predecessor Company
	March 31,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$15,416	$105,497
Restricted cash	60,542	2,420
Accounts receivable, net	113,322	125,170
Materials and supplies	1,024	22,193
Prepaid expenses	17,231	18,841
Other current assets	1,223	6,092
Deferred income tax, net	33,972	31,400

Total current assets	242,730	311,613

Property, plant and equipment, net	1,792,944	1,859,700
Goodwill	255,967	595,120
Intangibles assets, net	155,091	189,247
Prepaid pension asset	3,620	2,960
Debt issue costs, net	2,256	119
Restricted cash	1,619	1,678
Other assets	9,342	13,357

Total assets	$2,463,569	$2,973,794

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$2,500	$—
Current portion of capital lease obligations	1,235	1,321
Accounts payable	70,028	66,557
Claims payable and estimated claims accrual	67,807	—
Accrued interest payable	181	3
Other accrued liabilities	63,394	63,279

Total current liabilities	205,145	131,160

Capital lease obligations	3,617	3,943
Accrued pension obligation	87,465	92,246
Employee benefit obligations	337,997	344,463
Deferred income taxes	334,700	67,381
Unamortized investment tax credits	—	4,310
Other long-term liabilities	22,295	12,398
Long-term debt, net of current portion	997,500	—

Total long-term liabilities	1,783,574	524,741

Total liabilities not subject to compromise	1,988,719	655,901

Liabilities subject to compromise	—	2,905,311

Total liabilities	1,988,719	3,561,212

Stockholders’ equity (deficit):
Predecessor Company common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,440,334 shares at December 31, 2010	—	894
Additional paid-in-capital, Predecessor Company	—	725,786
Successor Company common stock, $0.01 par value, 37,500,000 shares authorized, issued and outstanding 26,197,432 shares at March 31, 2011	262	—
Additional paid-in capital, Successor Company	499,011	—
Retained deficit	(24,423)	(1,101,294)
Accumulated other comprehensive loss	—	(212,804)

Total stockholders’ equity (deficit)	474,850	(587,418)

Total liabilities and stockholders’ equity (deficit)	$2,463,569	$2,973,794

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Sixty-Six Days ended March 31, 2011, Twenty-Four Days ended January 24, 2011 and Three Months ended March 31, 2010
(Unaudited)
(in thousands, except per share data)

	Successor Company	Predecessor Company
	Sixty-Six	Twenty-Four	Three Months
	Days Ended	Days Ended	Ended
	March 31, 2011	January 24, 2011	March 31, 2010
			(Restated)

Revenues	$188,402	$66,378	$270,801

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	87,173	38,766	137,469
Selling, general and administrative expense, excluding depreciation and amortization	63,482	27,161	93,584
Depreciation and amortization	62,779	21,515	71,382
Reorganization related expense	2,736	-	-

Total operating expenses	216,170	87,442	302,435

Loss from operations	(27,768)	(21,064)	(31,634)

Other income (expense):
Interest expense	(12,491)	(9,321)	(34,630)
Other	481	(132)	26

Total other expense	(12,010)	(9,453)	(34,604)

Loss before reorganization items and income taxes	(39,778)	(30,517)	(66,238)
Reorganization items	—	897,313	(16,591)

(Loss) income before income taxes	(39,778)	866,796	(82,829)
Income tax benefit (expense)	15,355	(279,889)	(3,501)

Net (loss) income	$(24,423)	$586,907	$(86,330)

Weighted average shares outstanding:
Basic	25,633	89,424	89,424

Diluted	25,633	89,695	89,424

(Loss) earnings per share:
Basic	$(0.95)	$6.56	$(0.97)

Diluted	$(0.95)	$6.54	$(0.97)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ (Deficit) Equity
Sixty-Six Days ended March 31, 2011 and Twenty-Four Days ended January 24, 2011
(Unaudited)
(in thousands)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	(deficit) equity
Balance at December 31, 2010
(Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)

Net income	—	—	—	586,907	—	586,907
Stock based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company Common Stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of Successor Company Common Stock	25,660	257	481,879	—	—	482,136
Issuance of Successor Company warrants	—	—	16,350	—	—	16,350

Balance at January 24, 2011
(Successor Company)	25,660	$257	$498,229	$—	$—	$498,486

Net loss	—	—	—	(24,423)	—	(24,423)
Issuance of Successor Company Common Stock	537	5	(5)	—	—	—
Stock based compensation expense	—	—	787	—	—	787

Balance at March 31, 2011
(Successor Company)	26,197	$262	$499,011	$(24,423)	$—	$474,850

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
Sixty-Six Days ended March 31, 2011, Twenty-Four Days ended January 24, 2011 and
Three Months ended March 31, 2010
(Unaudited)
(in thousands, except per share data)

	Successor Company	Predecessor Company
	Sixty-Six	Twenty-Four	Three Months
	Days Ended	Days Ended	Ended
	March 31, 2011	January 24, 2011	March 31, 2010
			(Restated)

Net (loss) income	$(24,423)	$586,907	$(86,330)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $0, $0.5 million and $1.0 million tax expense, respectively)	-	493	1,502

Total other comprehensive income	-	493	1,502

Comprehensive (loss) income	$(24,423)	$587,400	$(84,828)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Sixty-Six Days ended March 31, 2011, Twenty-Four Days ended January 24, 2011 and
Three months ended March 31, 2010
(Unaudited)
(in thousands)

	Successor Company	Predecessor Company
	Sixty-Six	Twenty-Four	Three
	Days Ended	Days Ended	Months Ended
	March 31, 2011	January 24, 2011	March 31, 2010
			(Restated)
Cash flows from operating activities:
Net (loss) income	$(24,423)	$586,907	$(86,330)

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(11,996)	276,204	3,207
Provision for uncollectible revenue	2,068	3,454	8,133
Depreciation and amortization	62,779	21,515	71,382
Post-retirement accruals	5,103	2,654	8,058
Pension accruals	1,948	986	2,182
Other non cash items	(48)	130	458
Changes in assets and liabilities arising from operations:
Accounts receivable	13,918	(7,752)	12,812
Prepaid and other assets	379	(3,423)	(8,517)
Accounts payable and accrued liabilities	1,236	30,258	33,583
Accrued interest payable	180	9,017	33,810
Other assets and liabilities, net	(1,141)	177	(5,901)
Reorganization adjustments:
Non-cash reorganization costs (income)	(709)	(917,358)	977
Claims payable and estimated claims accrual	(26,485)	(1,096)	—
Restricted cash - cash claims reserve	23,888	(82,764)	—

Total adjustments	71,120	(667,998)	160,184

Net cash provided by (used in) operating activities	46,697	(81,091)	73,854

Cash flows from investing activities:
Net capital additions	(41,248)	(12,477)	(40,407)
Distributions from investments	3	—	8

Net cash used in investing activities	(41,245)	(12,477)	(40,399)

Cash flows from financing activities:
Loan origination costs	(866)	(1,500)	(1,100)
Proceeds from issuance of long-term debt	—	—	5,513
Restricted cash	779	34	(722)
Repayment of capital lease obligations	(211)	(201)	(521)

Net cash (used in) provided by financing activities	(298)	(1,667)	3,170

Net change	5,154	(95,235)	36,625
Cash, beginning of period	10,262	105,497	109,355

Cash, end of period	$15,416	$10,262	$145,980

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	2,418	1,818	32,687
Reorganization costs paid	8,064	11,110	14,381
See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
(1)	Organization and Basis of Financial Reporting; Chapter 11 Cases
Organization and Basis of Financial Reporting

     FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings, to both residential and business customers. FairPoint operates in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2011.

Financial Reporting in Reorganization

     On October 26, 2009 (the “Petition Date”), the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the “Chapter 11 Cases”). On January 13, 2011, the bankruptcy judge confirmed the Company’s Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”) and on January 24, 2011 (the “Effective Date”) the Company emerged from Chapter 11 protection.

The Company has applied the Reorganizations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) effective as of the Petition Date. See note 2.

     Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represents the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets has been reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future condensed consolidated statements of financial position and condensed consolidated statements of operations will not be comparable in many respects to the Company’s condensed consolidated statements of financial position and condensed consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization. See note 3 for a presentation of the impact of emergence from reorganization and fresh start accounting on the Company’s financial position.

Emergence from Chapter 11 Proceedings

On the Petition Date, the Debtors filed the Chapter 11 Cases.

     On January 13, 2011, the Bankruptcy Court entered into an Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010 (the “Confirmation Order”), which confirmed the Plan.

On the Effective Date, the Company substantially consummated its reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

Plan of Reorganization

General

      The Plan provided for the cancellation and extinguishment on the Effective Date of all of the Company’s equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of the Company’s common stock, par value $0.01 per share (the “Old Common Stock”), options and contractual or other rights to acquire any equity interests.

The Plan provided for:
•
(i) The lenders under the Credit Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”), (ii) the administrative agent under the Pre-Petition Credit Facility (other than certain indemnity and reimbursement rights of the administrative agent which survived) and (iii) holders of other claims against the Company arising under the Pre-Petition Credit Facility or ancillary agreements (including swap agreements) (collectively, the “Pre-Petition Credit Facility Claims”) to receive the following in full and complete satisfaction of such Pre-Petition Credit Facility Claims: (i) a pro rata share of a $1,000.0 million term loan facility (the “Exit Term Loan”), (ii) a pro rata share of certain cash payments, (iii) a pro rata share of 23,620,718 shares of our new common stock, par value $0.01 per share (the “New Common Stock” or “Common Stock”) and (iv) a pro rata share of a 55% interest in the FairPoint Litigation Trust (the “Litigation Trust”);

•
Holders of allowed unsecured claims against FairPoint Communications, including the Pre-Petition Notes (as defined below) (the “FairPoint Communications Unsecured Claims”) to receive the following in full and complete satisfaction of such FairPoint Communications Unsecured Claims: (i) a pro rata share of 2,101,676 shares of New Common Stock, (ii) a pro rata share of a 45% interest in the Litigation Trust and (iii) a pro rata share of the warrants (the “Warrants”) issued by the Company in connection with a Warrant Agreement (the “Warrant Agreement”) that the Company entered into with The Bank of New York Mellon, as warrant agent, on the Effective Date; and

•
Holders of allowed unsecured claims against the Company’s subsidiaries and holders of certain unsecured convenience claims against the Company to receive payment in full in cash in the amount of their allowed claims.

In addition, the Plan also provided for:
•
Certain of the Company’s employees and a consultant to receive (a) cash bonuses made pursuant to the FairPoint Communications, Inc. 2010 Success Bonus Plan (the “Success Bonus Plan”) and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”); and

•	Members of the Company’s board appointed on the Effective Date (the “New Board”) to receive options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan.
Finally, the Plan included certain discharges, releases, exculpations and injunctions that became effective on the Effective Date, including the following:
•
Except as otherwise provided in the Plan, all existing claims against, and equity interests in, the Company that arose prior to the Effective Date were released, terminated, extinguished and discharged;

•
In consideration of the services of the Released Parties (as defined in the Plan), the Company and all persons who held, or may have held, claims against, or equity interests in, the Company prior to the Effective Date released the Released Parties (as defined in the Plan) from claims, causes of action and liabilities related to the Company;

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

Termination of Material Agreements

On the Effective Date, in accordance with the Plan, the Company terminated, among others, the following material agreements:
•
The Pre-Petition Credit Facility (except that the Pre-Petition Credit Facility continues in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent), and all notes, security agreements, swap agreements and other agreements associated therewith;

•
Each of the respective indentures governing (i) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended (the “Old Indenture”), and (ii) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association (the “New Indenture”) (except to the extent to allow the Company or the relevant Pre-Petition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Pre-Petition Notes); and

•
The Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics,” and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders, which was terminated by its conversion into the new $75.0 million Exit Revolving Facility (as defined herein), and all notes, security agreements and other agreements related to the DIP Credit Agreement.

Exit Credit Agreement

      On the Effective Date, FairPoint Communications and FairPoint Logistics entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Exit Credit Agreement”). The Exit Credit Agreement is comprised of a $75.0 million revolving loan facility (the “Exit Revolving Facility”), which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Exit Term Loan (collectively, the “Exit Credit Agreement Loans”). On the Effective Date, the Company paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) the British Bankers Association LIBOR Rate (“LIBOR”) plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due and payable five years after the Effective Date (the

“Exit Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.

     The Exit Credit Agreement Loans are guaranteed by all of the Company’s current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Credit Agreement Loans and/or providing any security therefore without the consent of a state public utilities commission, and (y) any subsidiary of ours that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation (the guarantor subsidiaries, together with FairPoint Communications and FairPoint Logistics, are collectively referred to as the “Exit Financing Loan Parties”). The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.

     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. As of March 31, 2011, the Company had no subordinate debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Credit Agreement are subject to certain customary conditions.

Certificate of Incorporation and By-laws

     Pursuant to the Plan, on the Effective Date, the Company filed with the Secretary of State of the State of Delaware the Ninth Amended and Restated Certificate of Incorporation of FairPoint Communications and adopted the Second Amended and Restated By-laws (the “By-laws”).

Departure and Appointment of Directors

     Pursuant to the Plan, as of the Effective Date, the following directors ceased to serve on the Company’s board of directors: Thomas F. Gilbane, Jr., Robert S. Lilien, Claude C. Lilly, Jane E. Newman and Michael R. Tuttle.

     As of the Effective Date, the number of directors on the New Board was fixed at eight, with Todd W. Arden, Dennis J. Austin, Edward D. Horowitz, Michael J. Mahoney, Michael K. Robinson, David L. Treadwell and Wayne Wilson becoming members of the New Board and Mr. Horowitz was appointed to serve as chair of the New Board. Paul H. Sunu, the Company’s Chief Executive Officer, became a director of the Company effective as of August 24, 2010 and continues to serve as a director on the New Board.

     In accordance with the By-laws, the initial members of the New Board are expected to hold office until the first annual meeting of stockholders which will be held following the one year anniversary of the Effective Date. Thereafter, members of the New Board are expected to have one-year terms so that their terms will expire at each annual meeting of stockholders.

Registration Rights Agreement

     On the Effective Date, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Angelo, Gordon & Co., L.P. (“Angelo Gordon”), on behalf of and as investment manager of the persons set forth in the Registration Rights Agreement (together with Angelo Gordon, the “Ten Percent Holders”) that hold in the aggregate at least 10% of our New Common Stock. Under the Registration Rights Agreement, the Ten Percent Holders are entitled to request an aggregate of two registrations of the Ten Percent Holders’ registrable securities; provided that no such rights shall be demanded prior to the expiration of 180 days from the Effective Date. If the Ten Percent Holders in the aggregate hold less than 7.5% of the then outstanding New Common Stock, such holders’ rights under the Registration Rights Agreement shall terminate.

Warrant Agreement

     On the Effective Date, the Company entered into the Warrant Agreement with the Bank of New York Mellon, as Warrant Agent. Pursuant to the Warrant Agreement, the Company issued or will issue the Warrants to purchase an aggregate of 3,582,402 shares of New Common Stock. The number of shares of New Common Stock issuable upon the exercise of the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The initial exercise price applicable to the Warrants is $48.81 per share of New Common Stock for which the Warrants may be exercised. The exercise price applicable to the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The Warrants may be exercised at any time on or before the seventh anniversary of the Effective Date. The Warrants, and all rights under the Warrants, are transferable as provided in the Warrant Agreement.

Litigation Trust Agreement

     On the Effective Date, the Company entered into the FairPoint Litigation Trust Agreement (the “Litigation Trust Agreement”) with Mark E. Holliday, as litigation trustee (the “Litigation Trustee”), and the official committee of unsecured creditors appointed in the Chapter 11 Cases, pursuant to which the Litigation Trust was established for the benefit of specified holders of allowed claims and for the pursuit of certain causes of action against Verizon arising in connection with the Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon, Spinco and FairPoint Communications, as amended (the “Merger Agreement”). Pursuant to the Plan, the Company transferred such claims and causes of actions against Verizon related to the Merger Agreement to the Litigation Trust with title to such claims and causes of action being free and clear of all liens, charges, claims, encumbrances and interests except for the return to FairPoint Communications of any funds deposited in the Litigation Trust bank account. In addition, pursuant to the Plan, the Company transferred funds to the Litigation Trust to pay the reasonable costs and expenses associated with the administration of the Litigation Trust. Pursuant to the Litigation Trust Agreement, the Litigation Trustee may request additional funding for the Litigation Trust from the Company following the Effective Date; provided, that (i) any such additional funding will be subject to the approval of the New Board in its sole discretion, (ii) after giving effect to such additional funding, the Company’s cash on hand may not be less than $20.0 million (after taking into account the cash distributions to be made) and (iii) no proceeds of any borrowings under the Exit Revolving Facility may be used to fund such additional funding. The Litigation Trustee may prosecute the transferred claims and causes of action against Verizon as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the beneficiaries of the Litigation Trust and otherwise carry out the provisions of the Litigation Trust Agreement. As of March 31, 2011, the money in the Litigation Trust bank account has not been distributed and is included in Restricted Cash on the condensed consolidated balance sheet.

New Long Term Incentive Plan and Success Bonus Plan

As contemplated by the Plan, on the Effective Date, the Company was deemed to have adopted the Long Term Incentive Plan and the Success Bonus Plan.

     On the Effective Date, in accordance with the Plan, (i) certain of the Company’s employees and a consultant of the Company received (a) Success Bonuses of approximately $1.8 million in the aggregate pursuant to the terms of the Success Bonus Plan and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the New Board received restricted shares of New Common Stock and options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan. The Success Bonuses were earned by the Company’s employees and were primarily based upon achieving certain performance measures. 3,134,603 shares of New Common Stock are reserved for awards under the Long Term Incentive Plan, of which stock options and restricted share awards were granted to certain of the Company’s employees, a consultant of the Company, and members of the New Board on the Effective Date. Specifically, on the Effective Date, (a) 460,294 shares of stock were distributed to management-level and other employees and a consultant of the Company, with 120,000 restricted shares issued to the Company’s Chief Executive Officer, 34,000 restricted shares issued to the Company’s Chief Financial Officer, 161,800 restricted shares issued to other members of the Company’s senior management and 66,794 unrestricted shares issued to David L. Hauser, the Company’s former Chief Executive Officer, who was a consultant through the Effective Date, (b) 87,498 shares of restricted stock were awarded to the members of the New Board and (c) stock options were granted with an exercise price of $24.29 for the purchase of (1) 859,000 shares of New Common Stock by management-level and other employees, with 125,000 options to purchase New Common Stock granted to the Company’s Chief Executive Officer, 42,000 options to purchase New Common Stock granted to the Company’s Chief Financial Officer and 236,500 options to purchase New Common Stock granted to other members of the Company’s senior management and (2) 132,012 shares of New Common Stock by members of the New Board. Except for the unrestricted shares awarded to David L. Hauser, these stock option and restricted share awards vested to the extent of 25% on the Effective Date, and the remainder of these awards is expected to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control, or (y) a termination of an award holder’s employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each year of the award holder’s employment after the first year after the Effective Date) or due to the award holder’s death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment). Mr. Hauser’s shares were 100% vested on the Effective Date.

Regulatory Settlements

     In connection with the Chapter 11 Cases, the Company negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). The Company agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”) which have since been approved by the regulatory authorities in these states.

Reporting Requirements

     In connection with the Chapter 11 Cases, regardless of the Effective Date having occurred, the Company is required to continue to file quarterly operating reports with the Bankruptcy Court until the Chapter 11 Cases have closed. Such reports have been and will be prepared according to requirements of federal bankruptcy law and related rules. While these reports accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, The Company believes that the substance and format of these reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the quarterly operating reports filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed by the Company with the SEC.

Plan Injunction

     Except as otherwise provided in the Plan, the Confirmation Order enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its properties to recover on, collect or secure a claim arising prior to the Effective Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Effective Date are enjoined except as provided in the Plan.

Impact on Net Operating Loss Carryforwards (“NOLs”)

     The Company’s NOLs will be substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. Further, the Company’s ability to utilize our NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, as the debt restructuring resulted in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. The Company plans to elect, pursuant to a special rule that is applicable to ownership changes resulting from a Chapter 11 reorganization, to calculate this annual limitation by increasing the value attributed to our stock prior to the ownership change by the amount of creditor claims surrendered or canceled during the reorganization. Specifically, the amount of the annual limitation would equal the “long-term tax-exempt rate” (published monthly by the Internal Revenue Service (the “IRS”)) for the month in which the ownership change occurs, which in our case is 4.10%, multiplied by the lesser of (i) the value of the Company’s stock immediately after, rather than immediately before, the ownership change, and (ii) the value of the Company’s pre-change assets. Any increase in the value attributed to our stock resulting from the ownership change effectively would increase the annual limitation on our NOLs.

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

Restatement

     In its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), the Company restated its unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.

     The Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “March 31, 2010 Quarterly Report”), which was impacted by the restatement, was not amended. Accordingly, the Company cautions you that certain information contained in the March 31, 2010 Quarterly Report should no longer be relied upon, including the Company’s previously issued and filed March 31, 2010 interim consolidated financial statements and any financial information derived therefrom. In addition, the Company cautions you that other communications or filings related to the March 31, 2010 interim consolidated financial statements and which were filed or otherwise released prior to the filing of the 2010 Annual Report with the SEC, should no longer be relied upon. All financial information in this Quarterly Report for the quarter ended March 31, 2010 affected by the restatement adjustments reflect such financial information as restated.

The restated March 31, 2010 interim consolidated financial statements were corrected for the following errors:

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

Other Adjustments

     In addition, as part of the restatement of the March 31, 2010 interim consolidated financial statements, the Company also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but were material when aggregated with the two adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.

     The aggregate impact of these adjustments resulted in an increase to the Company’s previously reported pre-tax loss for the three month period ended March 31, 2010 of approximately $10.7 million, which is mainly attributable to a reduction to reported revenues of approximately $3.6 million and an increase to the Company’s previously reported operating expenses of approximately $7.2 million. The aggregate impact of the adjustments for the three months ended March 31, 2010 resulted in an increase in net loss of approximately $10.7 million, net of taxes, and a decrease in the Company’s reported capital expenditures of approximately $4.7 million.

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with the Reorganizations Topic of the ASC through the Effective Date. All pre-petition liabilities subject to compromise have been segregated in the condensed consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company’s condensed consolidated statements of operations for the twenty-four days ended January 24, 2011 include the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

     The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations have been excluded from liabilities subject to compromise as of December 31, 2010.
     Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represents the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets has been reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future consolidated statements of financial position and consolidated statements of operations will not be comparable in many respects to the Company’s consolidated statements of financial position and consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization. See note 3 for a presentation of the impact of emergence from reorganization and fresh start accounting on the Company’s financial position.
     Reorganization Items
     Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Predecessor Company

	Twenty-Four	Three Months
	Days Ended	Ended
	January 24, 2011	March 31, 2010
		(Restated)

Professional fees (a)	$(13,965)	$(14,739)
Success bonus (b)	—	(875)
Non-cash allowed claim adjustments (c)	—	(977)
Cancellation of debt income (d)	1,351,057	—
Goodwill adjustment (e)	(339,153)	—
Intangible assets adjustment (e)	(30,381)	—
Property, plant and equipment adjustment (e)	(69,036)	—
Pension and post-retirement healthcare adjustment (e)	22,076	—
Other assets and liabilities adjustment (e)	(16,037)	—
Tax account adjustments (e)	4,313	—
Other (f)	(11,561)	—

Total reorganization items	$897,313	$(16,591)

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
(d) Net gains and losses associated with the settlement of liabilities subject to compromise.
(e) Revaluation of long lived assets and certain assets and liabilities upon adoption of fresh start accounting.
(f) Includes expenses associated with the Long Term Incentive Plan, the Litigation Trust and the write-off of the predecessor company’s long-term incentive performance plan and director and officer policy.
     Professional fees directly associated with the reorganization process that have been incurred after the Effective date are included in operating expenses as Reorganization related expense in the condensed consolidated statement of operations.
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
     At the Effective Date, all liabilities subject to compromise were either settled through issuance of cash, Common Stock or warrants to purchase Common Stock, or were included in the Company’s claims payable and estimated claims accrual (the “Claims Reserve”). As such, as of the Effective Date, no liabilities remain subject to compromise. Liabilities subject to compromise at December 31, 2010 consisted of the following (amounts in thousands):

Predecessor Company
December 31, 2010
Senior secured credit facility	$1,970,963
Senior Notes	549,996
Interest rate swap	98,833
Accrued interest	211,550
Accounts payable	57,640
Other accrued liabilities	16,129
Other long-term liabilities	200

Liabilities subject to compromise	$2,905,311

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
     As of May 11, 2011, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $2.8 billion of which have been settled and $1.1 billion of which have been disallowed by the Bankruptcy Court. Additionally, $5.9 million of these claims have been withdrawn by the respective creditors and $1.0 billion of these claims remain open, pending settlement or objection. The Company expects the majority of these pending claims to be disallowed. In light of the Company’s emergence from bankruptcy on the Effective Date, the Company does not anticipate a significant number of new and amended claims to be filed in the future. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit or are overstated or for other reasons. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.
     On the Effective Date, the Company distributed cash, entered into the Exit Credit Agreement, and issued shares of New Common Stock and warrants to purchase shares of New Common Stock to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a cash reserve to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Cash Claims Reserve”) of $82.8 million and reserved 72,754 shares of New Common Stock and warrants to purchase 124,012 shares of New Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of New Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of May 11, 2011, has been decreased to $43.5 million. As of May 11, 2011, 70,571 shares of New Common Stock and warrants to purchase 120,289 shares of New Common Stock remain to be distributed in satisfaction of pending claims.
     Through the claims resolution process, differences in amounts scheduled by the Company and claims filed by creditors are being investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. In light of the substantial number and amount of claims filed, the claims resolution process will take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.
(3)	Fresh Start Accounting
     Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, fresh start accounting principles were applied on the Effective Date pursuant to the provisions of the Reorganizations Topic of the ASC. The adoption of fresh start accounting results in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods will report the results of a new entity with no beginning retained earnings. All periods as of and after the Effective Date are referred to as the Successor Company, whereas all periods preceding the Effective Date are referred to as the Predecessor Company. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which are recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all Successor Company assets and liabilities are recorded at their estimated fair values upon the Effective Date and the Predecessor Company’s retained deficit and accumulated other comprehensive income are eliminated. Any presentation of the Successor Company represents the financial position and results of operations of the new reporting entity and is not comparable to prior periods.
     Under the Reorganization Topic of the ASC, the Company was required to apply the provisions of fresh start accounting to its financial statements because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the predecessor’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.

     In accordance with fresh start accounting, which incorporates the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC, the Company recorded the assets and non-interest bearing liabilities at fair value, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively. The Company also recorded the Successor Company debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan of Reorganization in part based on a set of financial projections for the Successor Company. The enterprise value is dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized.

     The implementation of the Plan and the adoption of fresh start accounting in the Company’s consolidated balance sheet as of January 24, 2011 are as follows:
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Reorganized Condensed Consolidated Balance Sheet
As of January 24, 2011
(Unaudited)
(in thousands, except share data)

	Predecessor	Reorganization		Fresh Start
	Company	Adjustments (a)		Adjustments (b)		Successor Company

Assets
Current assets:
Cash	$101,703	(91,441)	(c)	—		$10,262
Restricted cash	2,386	82,764	(c)	—		85,150
Accounts receivable, net	129,308	—		—		129,308
Materials and supplies	24,776	—		(24,098)	(l)	678
Prepaid expenses	17,152	—		(2,347)		14,805
Other current assets	8,620	—		(4,247)		4,373
Deferred income tax, net	31,400	—		—		31,400

Total current assets	315,345	(8,677)		(30,692)		275,976

Property, plant, and equipment net	1,852,508	—		(41,616)	(f)(l)	1,810,892
Goodwill	595,120	—		(339,153)	(i)	255,967
Intangible assets, net	187,791	—		(30,381)	(g)	157,410
Prepaid pension asset	3,053	—		363	(h)	3,416
Debt issue costs, net	—	2,366	(d)	—		2,366
Restricted cash	1,678	—		—		1,678
Other assets	13,040	—		(3,874)	(l)	9,166

Total assets	$2,968,535	(6,311)		(445,353)		$2,516,871

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$—	—		—		$—
Current portion of capital lease obligations	1,233	—		—		1,233
Accounts payable	98,674	(23,735)		—		74,939
Claims payable and estimated claims accrual	—	94,292	(c)	—		94,292
Other accrued liabilities	61,065	(1,800)	(c)	(4,457)	(h)	54,808

Total current liabilities	160,972	68,757		(4,457)		225,272

Capital lease obligations	3,831	—		—		3,831
Accrued pension obligation	93,033	—		(7,905)	(h)	85,128
Employee benefit obligations	346,853	—		(13,599)	(h)	333,254
Deferred income taxes	56,408	331,493	(j)	(40,124)	(j)	347,777
Unamortized investment tax credits	4,313	—		(4,313)	(j)	—
Other long-term liabilities	12,079	(2,094)	(c)	13,138		23,123
Long-term debt, net of current portion	—	1,000,000	(d)	—		1,000,000

Total long-term liabilities	516,517	1,329,399		(52,803)		1,793,113

Total liabilities not subject to compromise	677,489	1,398,156		(57,260)		2,018,385

Liabilities subject to compromise	2,910,952	(2,910,952)		—		—

Total liabilities	3,588,441	(1,512,796)		(57,260)		2,018,385

Stockholders’ equity (deficit):
Predecessor Company common stock	894	(894)		—		—
Additional paid-in capital, Predecessor Company	725,804	(725,804)		—		—
Successor Company common stock	—	257	(i)	—		257
Additional paid-in capital, Successor Company	—	498,229	(i)	—		498,229
Retained deficit	(1,134,293)	1,734,697	(e)	(600,404)	(k)	—
Accumulated other comprehensive loss	(212,311)	—		212,311		—

Total stockholders’ equity (deficit)	(619,906)	1,506,485		(388,093)		498,486

Total liabilities and stockholders’ equity (deficit)	$2,968,535	(6,311)		(445,353)		$2,516,871

(a)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This includes the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of New Common Stock and warrants to purchase New Common Stock, designation of restricted cash to satisfy allowed claims and the cancellation of predecessor Old Common Stock resulting in a pre-tax gain of approximately $1,351.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of the pre-tax gain (in thousands, unaudited):

Liabilities subject to compromise	$2,910,952
Less: Transfer to claims reserve	(66,893)

Remaining liabilities subject to compromise	2,844,059
Less: Issuance of debt and equity
New long-term debt	(1,000,000)
Successor common stock (at par value)	(251)
Successor additional paid-in capital	(476,403)
Successor warrants	(16,350)

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055

(b)	Represents the adjustments of assets and liabilities to fair value or other measurement in conjunction with adoption of fresh start accounting.

(c)	Records the Claims Reserve and the Cash Claims Reserve restricted for satisfaction of the reserve. The following reflects the components of the Claims Reserve (in thousands, unaudited):

Liabilities subject to compromise to be satisfied in cash	$66,893
Professional and restructuring fees	24,601
Other	9,894

Claims Reserve before emergence date payments	101,388

Less: Professional and restructuring fee payments	(7,096)

Claims Reserve at emergence	$94,292

The decrease in cash of $91.4 million at emergence is comprised of a reclassification of $82.8 million of operating cash to the Cash Claims Reserve within restricted cash to satisfy the Claims Reserve, $1.5 million of fees paid relating to debt financing and cash payments of $7.1 million for professional and restructuring fees. Tax claims were included in the Claims Reserve but were not included in the Cash Claims Reserve, because it was not required.

(d)
Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million ($1.5 million paid in cash on the Effective Date) related to the Exit Credit agreement loans are recorded in Debt issue costs, net and will be amortized over the terms of the respective agreements.

(e)  Reflects the cumulative impact of the reorganization adjustments (in thousands, unaudited):

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055
Income tax impact	(331,495)
Other	(11,561)

Total impact on condensed consolidated statement of operations	1,007,999

Cancellation of predecessor common stock and additional paid-in capital	726,698

Total reorganization adjustments	$1,734,697

(f)	Reflects the fair values of property, plant and equipment in connection with fresh start accounting. Fair value estimates were based on the following valuation methods:
•
Land was valued using a combination of the market approach, which was primarily based on pertinent local sales and listings data, and the indirect cost approach, in which market trending indices were applied to the historical capital cost.

•
Other real property such as buildings, building improvements and leasehold improvements were valued using either: 1) current market cost to construct improvements where information regarding size, age, construction type, etc. was available and 2) current market trending indices applied to historical capital costs where such detailed information was not available.

•
Network assets (including central office and outside communications plant equipment) were valued using a combination of the direct replacement cost approach to value outside communications plant assets and an indirect cost approach in which current market trending indices were applied to the historical capital cost.

•
Other personal property such as furniture, fixtures and other equipment were valued using a combination of a “percent of cost” market approach and an indirect cost approach based on replacement costs and current market trending indices.

The indices utilized are selected from industry accepted and published cost indices including the Bureau of Labor Statistics, Marshall Valuation Service, Consumer Price Indices, NACREIF Property Index and AUS Telephone Plant Index.

(g)
Reflects the fair value of identifiable intangible assets in connection with fresh start accounting. The Company recognized a $99.0 million customer list intangible asset, a $58.0 million trade name intangible asset related to the FairPoint Communications trade name and a $0.4 million favorable leasehold agreement intangible asset.

•	The customer list asset was valued based on a cost method which utilized average cost to acquire a new line multiplied by the number of existing lines within the FairPoint network.

•
The trade name was valued based on the relief-from-royalty method which utilized projected revenue (excluding wholesale revenue), the royalty rate that would be charged by an asset licensor to an unrelated licensee, and a discount rate.

(h)
An adjustment of $22.1 million (net) was recorded to measure the pension and other postretirement employee benefit obligations as of the Effective Date. This adjustment primarily reflects the change in the weighted average discount rate applied to projected benefit obligations from the prior measurement date to the Effective Date. The discount rates applied to projected obligations changed as follows:

	January 24,	December 31,
	2011	2010
Pension Discount Rate – Management	5.22%	5.07%
Pension Discount Rate – Associate	5.84%	5.64%
Post-retirement Healthcare Discount Rate – Management	5.64%	5.45%
Post-retirement Healthcare Discount Rate – Associate	5.85%	5.65%
(i)
Reconciliation of enterprise value to the reorganization value of FairPoint assets, determination of goodwill and reconciliation of reorganization value of FairPoint assets to the Successor Company equity (in thousands, unaudited):

Business Enterprise Value	$1,498,486
Plus: Non-debt liabilities	1,018,385

Reorganization Value of FairPoint Assets	$2,516,871
Fair value of FairPoint assets (excluding goodwill)	(2,260,904)

Reorganization Value in Excess of Fair Value (Goodwill)	$255,967

Reorganization Value of FairPoint Assets	$2,516,871
Less: Non-debt liabilities	(1,018,385)
Debt	(1,000,000)

New Common Stock ($257) and Additional Paid-in- Capital ($498,229)	$498,486

(j)
Reflects the re-measurement of the Company’s deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of implementing the plan of reorganization and fresh start accounting in accordance with accounting guidance.

(k)	Reflects the adjustment of assets and liabilities to fair value or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of predecessor goodwill	$595,120
Elimination of predecessor intangible assets	187,791
Property, plant and equipment adjustment	69,036
Successor unfavorable agreement liabilities	13,690
Successor intangible assets	(157,410)
Successor goodwill	(255,967)
Pension and post-retirement health actuarial gain	(22,076)
Income tax impact	(40,124)
Other adjustments	(1,967)

Total impact on condensed consolidated statement of operations	$388,093
Elimination of accumulated other comprehensive loss	212,311

Total fair value adjustments and elimination of predecessor accumulated other comprehensive loss	$600,404

(l)
In conjunction with fresh start accounting, management of the Successor Company has changed its accounting policy to classify certain items relating to future use in capital projects with property, plant and equipment. As a result of this change in policy, management reclassified $24.1 million from materials and supplies and $3.3 million from other long-term assets to property, plant and equipment.

(4)	Accounting Policies
     In accordance with fresh start accounting, all assets and non-interest bearing liabilities were recorded at fair value on the Effective Date. Subsequent to being recorded at fair-value, except for certain materials and supplies as noted above, these assets and liabilities continued to be accounted for in the manner in which they were accounted for prior to the Effective Date.
(a) Use of Estimates
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with current period presentation. These reclassifications were made to correct the classification of performance assurance plans (“PAP”) penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in a decrease of $0.8 million to revenue, a decrease of $0.2 million to cost of services, and a decrease of $0.6 million to selling, general and administrative expenses for the three months ended March 31, 2010. Correction of these classification errors had no impact on loss from operations or net loss.
     Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the recoverability of property, plant and equipment, valuation of intangible assets, pension and post-retirement benefit assumptions and income taxes. In addition, estimates have been made in determining the amounts and classification of certain liabilities subject to compromise.
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

     As of March 31, 2011 and December 31, 2010, unearned revenue of $17.2 million and $15.3 million, respectively, was included in other accrued liabilities on the condensed consolidated balance sheet. The majority of the Company’s miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.
     Internet and broadband services and certain other services are recognized in the month the service is provided.
     Non-recurring customer activation fees, along with the related costs up to, but not exceeding the activation fees, are deferred and amortized over the customer relationship period.
     Service quality index (“SQI”) penalties and certain PAP penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the Competitive Local Exchange Carrier (“CLEC”) bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
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
(e) Restricted Cash
     As of March 31, 2011, the Company had $58.9 million of restricted cash, including the Litigation Trust, from which outstanding bankruptcy claims and various other bankruptcy related fees will be paid, $2.6 million of restricted cash for removal of dual poles in Vermont and $0.7 million of cash restricted for other purposes.
     In total, the Company had $62.2 million of restricted cash at March 31, 2011 of which $60.5 million is shown in current assets and $1.6 million is shown as a non-current asset on the condensed consolidated balance sheet.
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

     On the Effective Date, the accounts receivable balances were valued at fair value using the net realizable value approach. The net realizable value approach was determined by reducing the gross receivable balance by our allowance for doubtful accounts. Due to the relatively short collection period, the net realizable value approach was determined to result in a reasonable indication of fair value of the assets.
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
(h) Materials and Supplies
     Prior to the Effective Date, materials and supplies included new and reusable supplies and network equipment, which were stated principally at average original cost, except that specific costs were used in the case of large individual items.
     Materials and supplies of the Successor Company consist of finished goods and are stated at the lower of costs or market value. Cost is determined using either an average original cost or specific identification method of valuation.
(i) Property, Plant and Equipment
     Prior to the Effective Date, property, plant and equipment of the Predecessor Company was recorded at cost. Depreciation expense was principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.
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
     In connection with the Company’s adoption of fresh start accounting on the Effective Date, property, plant and equipment assets were revalued to their fair value, generally their appraised value after considering economic obsolescence, and new remaining useful lives were established. Accumulated depreciation was reset to zero. The appraisals assigned remaining useful lives to each asset ranging from two to twenty-three years. The revalued assets will be depreciated over these estimated remaining useful lives under the same method utilized for the Predecessor Company assets.

     Property additions after the Effective Date are recorded and depreciated in a manner consistent with the Predecessor Company utilizing the estimated asset lives presented in the following table:

Average Life
Category	(In Years)

Buildings	45
Central office equipment	5 – 11
Outside communications plant
Copper cable	15 – 18
Fiber cable	25
Poles and conduit	30 – 50
Furniture, vehicles and other	3 – 15
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
     In addition, the Company capitalizes the interest cost associated with the period of time over which the Company’s internal use software is developed or obtained in accordance with the Interest Topic of the ASC. The Company did not capitalize interest costs incurred during the pendency of the Chapter 11 Cases, as payments on all interest obligations were stayed as a result of the filing of the Chapter 11 Cases. Upon entry into the Exit Credit Agreement on the Effective Date, the Company resumed capitalization of interest costs.
     During the sixty-six days ended March 31, 2011 and the twenty-four days ended January 24, 2011, the Company capitalized $2.6 million and $1.1 million, respectively, in software costs and less than $0.1 million in interest costs.
(l) Debt Issue Costs
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
     On the Effective Date, the Company entered into the Exit Credit Agreement. The Company incurred $2.4 million of debt issue costs associated with the Exit Credit Agreement and began to amortize these costs over a weighted average life of 3.7 years using the effective interest method.
     As of March 31, 2011 and December 31, 2010, the Company had capitalized debt issue costs of $2.3 million and $0.1 million, respectively, net of amortization.
(m) Advertising Costs
     Advertising costs are expensed as they are incurred.
(n) Goodwill and Other Intangible Assets
     As of December 31, 2010, goodwill consisted of the difference between the purchase price incurred in the acquisition of Legacy FairPoint (FairPoint Communications, Inc. exclusive of the local exchange business acquired from Verizon and its subsidiaries after giving effect to the Merger (“Northern New England operations”)), using the purchase method of accounting and the fair value of net assets acquired. Upon the Effective Date, goodwill consists of the difference between the reorganization value of the predecessor company and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. In accordance with the Intangibles – Goodwill and Other Topic of the ASC, goodwill is not amortized, but is assessed for impairment at least annually. During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows.
     Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company’s single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its stockholders’ equity balance. Effective January 1, 2011, step one of the goodwill impairment test was amended for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.
     Step two compares the implied fair value of the Company’s goodwill (i.e., the fair value of the Company less the fair value of the Company’s assets and liabilities, including identifiable intangible assets) to its goodwill carrying amount. If the carrying amount of the Company’s goodwill exceeds the implied fair value of the goodwill, the excess is required to be recorded as an impairment.
     The Company performed step one of its annual goodwill impairment assessment as of October 1, 2010 and concluded that there was no impairment at that time.
     As of March 31, 2011 and December 31, 2010, the Company had goodwill of $256.0 million and $595.1 million, respectively.

     In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (in thousands):

	Successor	Predecessor
	Company	Company
	At	At
	March 31,	December 31,
	2011	2010
Customer lists (weighted average 9.0 years and 9.7 years for Successor Company and Predecessor Company, respectively):
Gross carrying amount	$99,000	$208,504
Less accumulated amortization	(2,291)	(62,073)

Net customer lists	96,709	146,431

Trade name (indefinite life):
Gross carrying amount	58,000	42,816

Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	—
Less accumulated amortization	(28)	—

Net favorable leasehold agreements	382	—

Total intangible assets, net	$155,091	$189,247

     The Company’s only non-amortizable intangible asset other than goodwill is the FairPoint trade name. Consistent with the valuation methodology used to value the trade name at the Effective Date, the Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. The Company performed its annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of its non-amortizable intangible assets was indicated. The Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that the trade name was not impaired.
     For its non-amortizable intangible asset impairment assessments, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows. Changes in one or more of these assumptions may result in the recognition of an impairment loss.
     The Company’s amortizable intangible assets consist of customer lists and favorable leasehold agreements. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 4(j) above.
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
     The Income Taxes Topic of the ASC requires applying a “more likely than not” threshold to the recognition and de-recognition of tax positions. As of March 31, 2011 and December 31, 2010, the Company’s unrecognized tax benefits totaled $1.0 million and $5.4 million, respectively, of which $1.0 million and $2.0 million would impact its effective tax rate, if recognized.
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
     On the Effective Date, the Company issued options to purchase shares of New Common Stock to certain employees, a consultant and members of the New Board, pursuant to the terms of the Long Term Incentive Plan. The grant date fair value of the options was determined using the Black-Scholes model. Key assumptions used for determining the fair value of the options were as follows: risk-free rate—2.7%; expected term—7 years; expected volatility—45.0%.
(q) Employee Benefit Plans
     The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation – Retirement Benefits Topic of the ASC. This Topic requires the recognition of a defined benefit post-retirement plan’s funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Amounts recognized through accumulated comprehensive income are amortized into current income in accordance with the Compensation – Retirement Benefits Topic of the ASC. Additionally, a company must determine the fair value of plan assets as of the company’s year end.
(r) Business Segments
     Management views its business of providing video, data and voice communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC. The Company consists of retail and wholesale telecommunications services, including voice, high speed Internet and other services in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(s) Other Long-Term Liabilities
     As a result of fresh-start reporting, the Company recorded $13.0 million in unfavorable union contracts and $0.7 million in unfavorable leasehold agreements, each of which resulted from agreements with contract rates in excess of market value rates as of the Effective Date. Amortization is recognized on a straight-line basis over the remaining term of the agreements, ranging from 1 to 7 years, as a reduction of employee expense and rent expense within operating expenses.
(5)	Recent Accounting Pronouncements
     On January 1, 2011, the Company adopted the accounting standard update (“ASU”) regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on the Company’s condensed results of operations and financial position.
     In October 2009, the FASB issued an ASU regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s condensed results of operations and financial position.
(6)	Dividends
     The Company currently does not pay a dividend and does not expect to reinstate the payment of dividends.
(7)	Income Taxes
     The Company recorded income tax expense to its Predecessor Company for the 24 day period ended January 24, 2011 of $279.9 million and an income tax benefit to its Successor Company for the 66 day period ended March 31, 2011 of $15.4 million. The Company recorded an income tax expense of $3.5 million for the three months ended March 31, 2010.
     For the 24 day period ended January 24, 2011, the Predecessor Company’s effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.
     For the 66 day period ended March 31, 2011, the Successor Company’s effective tax benefit rate on $39.8 million of pre-tax loss was 38.6%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.
     The effective tax rate for the three months ended March 31, 2010 was 4.2%. The effective tax rate was impacted by a one-time, non-cash income tax charge of $6.8 million as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). Under the Health Care Act, beginning in 2013, the Company will no longer receive a federal income tax deduction for the expenses incurred in connection with providing the subsidized coverage under Medicare Part D for retiree prescription drug coverage to the extent of the subsidy the Company receives for providing that coverage. Because future anticipated retiree prescription drug plan liabilities and related subsidies are already reflected in the Company’s financial statements, this change required the Company to reduce the value of the related tax benefits recognized in its financial statements in the period during which the Health Care Act was enacted. The effective tax rate for the three months ended March 31, 2010 was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in the Company’s valuation allowance for deferred tax assets due to its inability, by rule, to rely on future earnings to offset its net operating losses (“NOLs”) during the Chapter 11 Cases.
     At March 31, 2011, the Company had federal and state NOL carryforwards of $136.7 million that will expire from 2019 to 2031. At March 31, 2011, the Company had no alternative minimum tax credits. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from the Chapter 11 Cases also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. It is the Company’s belief that it can use the NOLs even with these restrictions in place.
     During the three months ended March 31, 2011, the Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.
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
     At March 31, 2011 and December 31, 2010, the Company established a valuation allowance of $28.6 million and $105.6 million, respectively, against its deferred tax assets.
     The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated, with the reduction as a result of the termination of the Tax Sharing Agreements with Verizon. The Company’s unrecognized tax benefits totaled $1.0 million as of March 31, 2011 and $5.4 million as of December 31, 2010. Of the $1.0 million of unrecognized tax benefits at March 31, 2011, the entire $1.0 million would impact the Company’s effective rate, if recognized. The unrecognized tax benefits relate to tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.
     The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended March 31, 2011 and 2010, the Company did not make any payment of interest and penalties. The Company had $1.0 million (after-tax) for the payment of interest and penalties accrued in the condensed consolidated balance sheet at December 31, 2010. There was nothing accrued in the condensed consolidated balance sheet for the payment of interest and penalties at March 31, 2011.
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
     The Company uses variable-rate debt to finance its operations, capital expenditures and acquisitions. The variable-rate debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, from time to time, the Company entered into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk. The interest rate swap agreements under the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the “Swaps”) effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate.
     The Company has determined that the Swaps did not meet the criteria for hedge accounting. Therefore, changes in fair value of the Swaps were recorded as other income (expense) on the condensed consolidated statement of operations. At December 31, 2010, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which was included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The carrying value of the Swaps at December 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the filing of the Chapter 11 Cases, which constituted an event of default under the Swap agreements. All pre-petition debt, including the Swaps, was terminated on the Effective Date.
     The Company recognized no gain or loss on derivative instruments on the consolidated statement of operations during the three months ended March 31, 2011 and 2010. As of March 31, 2011, the Company was not party to any swap agreements.
(9)	Long Term Debt
     Long term debt for the Company at March 31, 2011 and December 31, 2010 is shown below (in thousands):

	Successor	Predecessor
	Company	Company
	March 31,	December 31,
	2011	2010

Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2010, due 2014 to 2015	$—	$1,970,963
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at March 31, 2011, due 2016	1,000,000	—
Senior notes, 13.125%, due 2018	—	549,996

Total outstanding long-term debt	1,000,000	2,520,959
Less amounts subject to compromise	—	(2,520,959)
Total long-term debt, net of amounts subject to compromise	$1,000,000	$—
Less current portion	(2,500)	—

Total long-term debt, net of current portion	$997,500	$—

     The estimated fair value of the Company’s long-term debt at March 31, 2011 and December 31, 2010 was approximately $962.5 million and $1,539.7 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates.
     As of March 31, 2011, the Company had $56.8 million, net of $18.2 million outstanding letters of credit, available for additional borrowing under the Exit Revolving Loan.
     As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-Petition Credit Facility and the Pre-Petition Notes were classified as liabilities subject to compromise in the condensed consolidated balance sheet as of December 31, 2010.
     Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrued interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million and $18.0 million of interest on unsecured debts, at the stated contractual rates, was not accrued for this reason during the three months ended March 31, 2011 and 2010, respectively. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest is considered an allowed claim per the Plan.
     All pre-petition debt was terminated on the Effective Date.
     The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2011 are as follows (in thousands):

Quarter ending March 31 (Successor
Company),
2012	$ 2,500
2013	10,000
2014	13,750
2015	31,250
2016	942,500

$1,000,000

     Exit Credit Agreement
     On the Effective Date, FairPoint Communications and FairPoint Logistics (the “Exit Borrowers”) entered into the Exit Credit Agreement Loans. On the Effective Date, the Company paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due and payable five years after the Effective Date (the “Exit Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million;

and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.
     The Exit Credit Agreement Loans are guaranteed by all of the Exit Financing Loan Parties. The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Credit Agreement are subject to certain customary conditions. As of March 31, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
     Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Exit Revolving Facility.
     Debtor-in-Possession Financing
     DIP Credit Agreement
     In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with certain financial institutions (“DIP Lenders”) and the Administrative Agent. The DIP Credit Agreement provided for DIP Financing. Pursuant to the Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20.0 million. On March 11, 2010 the Bankruptcy Court entered the Final DIP Order, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court, of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for our account.
     Other material provisions of the DIP Credit Agreement included the following:
     Interest Rate and Fees. Interest rates for borrowings under the DIP Credit Agreement were, at the DIP Borrowers’ option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.
     The DIP Credit Agreement provided for the payment to the Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $0.4 million was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provided for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit.
     As of December 31, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement, however letters of credit had been issued under the DIP Credit Agreement for $18.7 million. Accordingly, as of December 31, 2010, the amount available under the DIP Credit Agreement was $56.3 million.

     The DIP Credit Agreement was terminated on the Effective Date. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Exit Credit Agreement on the Effective Date.
(10) Employee Benefit Plans
     The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2010, in accordance with the Compensation—Retirement Benefits Topic of the ASC. This measurement was based on a weighted average discount rate of 5.61%, as well as certain other valuation assumption modifications. In conjunction with fresh start accounting, the Company remeasured its pension and other post-employment benefit assets and liabilities at the Effective Date. See note 3.
     Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended March 31, 2011 and 2010 are presented below (in thousands).

	Successor Company		Predecessor Company

	Sixty-Six Days Ended		Twenty-Four Days Ended
	March 31, 2011		January 24, 2011
	Qualified	Post- retirement	Qualified	Post- retirement
	Pension	Health	Pension	Health
Service cost	$2,118	$2,873	$849	$1,167
Interest cost	2,437	3,209	934	1,252
Expected return on plan assets	(2,422)	(2)	(1,089)	(1)
Amortization of prior service cost	—	—	98	276
Amortization of actuarial (gain) loss	—	—	283	368

Net periodic benefit cost	$2,133	$6,080	$1,075	$3,062

	Predecessor Company
	Three Months Ended
	March 31, 2010
	(Restated)
		Post-
	Qualified	retirement
	Pension	Health
Service cost	$2,881	$3,453
Interest cost	3,012	3,981
Expected return on plan assets	(4,148)	—
Amortization of prior service cost	381	1,073
Amortization of actuarial (gain) loss	279	777

Net periodic benefit cost	$2,405	$9,284

     The Company expects to contribute approximately $6.8 million to its qualified pension plans during fiscal year 2011. The Company’s pension plan funding requirements are based on the Pension Protection Act of 2006 and subsequent funding relief passed by Congress and regulations published by the IRS.
     The Company expects to contribute approximately $2.3 million to its post-retirement healthcare plans in 2011 for benefit payments to current retirees.
     For the three months ended March 31, 2011, the actual gain on the pension plan assets was approximately 3.2%.

Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company’s actual return on plan assets become significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans.
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
     The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that, in the aggregate, cover all eligible Northern New England operations employees (collectively, “the 401(k) Plans”). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion for management employees and based on the collective bargaining agreements for all other employees. For the three months ended March 31, 2011 and for the 401(k) Plan year ended December 31, 2010, the Company generally matched 100% of each employee’s contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.3 million, $0.7 million and $2.4 million for the sixty-six days ended March 31, 2011, the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010, respectively.
(11) Accumulated Other Comprehensive Loss
     Components of accumulated other comprehensive loss were as follows (in thousands):

	Successor	Predecessor
	Company	Company
	March 31,	December 31,
	2011	2010
Accumulated other comprehensive loss, net of taxes:

Defined benefit pension and post-retirement plans	$—	$(212,804)

Total accumulated other comprehensive loss	$—	$(212,804)

     Other comprehensive income (loss) for the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010 includes amortization of defined benefit pension and post-retirement plan related prior service costs and actuarial gains and losses included in accumulated other comprehensive loss.
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

     The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Successor Company	Predecessor Company

	Sixty-Six Days	Twenty-Four Days	Three Months
	Ended	Ended	Ended
	March 31, 2011	January 24, 2011	March 31, 2010
			(Restated)

Weighted average number of common shares used for basic earnings per share	25,633	89,424	89,424
Effect of potential dilutive shares	—	271	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,633	89,695	89,424

Anti-dilutive shares excluded from the above reconciliation	5,121	712	2,535
     Weighted average number of common shares used for basic earnings per share excludes 547,792, 16,666 and 565,476 shares of non-vested stock as of March 31, 2011, January 24, 2011 and March 31, 2010, respectively. Since the Company incurred a loss for the sixty-six days ended March 31, 2011 and the three months ended March 31, 2010, all potentially dilutive securities are anti-dilutive and are, therefore, excluded from the determination of diluted earnings per share.
(13) Stockholders’ Equity (Deficit)
     On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,582,402 warrants to purchase Common Stock and reserved 610,309 shares for satisfaction of certain pending claims related to the Chapter 11 Cases. During the sixty-six days ended March 31, 2011, the Company issued 537,555 shares from this reserve. At March 31, 2011, there were 26,197,432 shares of Common Stock outstanding, 72,754 shares remained reserved for satisfaction of pending claims related to the Chapter 11 Cases and 37,500,000 shares of Common Stock were authorized.
(14) Fair Value Measurements
     The Fair Value Measurements and Disclosures Topic of the ASC (formerly SFAS 157, Fair Value Measurements) defines fair value, establishes a framework for measuring fair value and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. The Fair Value Measurements and Disclosures Topic of the ASC also expands financial statement disclosures about fair value measurements.
     The carrying value of the Swaps at December 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the termination event described herein. See note 8 for more information.
     At the Effective Date, all assets and liabilities were remeasured at fair value under fresh start accounting. See note 3.

(15)  Commitments and Contingencies
(a) Leases
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
     On the Petition Date, FairPoint Communications and substantially all of its direct and indirect subsidiaries filed voluntary petitions for relief under the Chapter 11 Cases.
     On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan.
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
     During February 2010, the Company entered into the Regulatory Settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order, which have since been approved by the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont deferred fiscal 2008 and 2009 SQI penalties, as applicable, until December 31, 2010 and included a clause whereby such penalties would be forgiven in part or in whole if the Company met certain metrics for the twelve-month period ending December 31, 2010. As a result of improvements on certain SQI metrics, the Company expects to receive waivers of 60% in New Hampshire and 80% in Vermont under this clause, and, accordingly, reduced its accrual by $12.7 million in the three months ended December 31, 2010. The Company’s SQI metrics in the state of New Hampshire are currently subject to an audit ordered by the NHPUC. In addition, the Regulatory Settlement for Maine deferred the Company’s fiscal 2008 and 2009 SQI penalties until March 2010.
     As of March 31, 2011 and December 31, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Based on the Company’s current estimate of its service quality penalties in these states, an increase of $0.4 million and $4.3 million in the estimated liability was recorded as a reduction to revenue for the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010, respectively. There was an immaterial decrease in the estimated liability for the sixty-six days ended March 31, 2011. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period. During the sixty-six days ended March 31, 2011, the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010, the Company paid out $1.8 million, $0.6 million and $0.4 million, respectively, of SQI penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $18.7 million and $20.8 million on the consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively, of which $12.9 million and $12.5 million, respectively, are included in other accrued liabilities. The remainder of the March 31, 2011 and December 31, 2010 liability is included in claims payable and estimated claims accrual and liabilities subject to compromise, respectively.

(d) Performance Assurance Plan Credits
     As part of the Merger Orders, the Company adopted a PAP for certain services provided on a wholesale basis to CLECs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of March 31, 2011 and 2010, the Company has recorded a reserve for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP credits for Vermont are recorded as liabilities since a majority of these credits are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company’s current estimate of its PAP credits in these states, an increase of $0.8 million, $0.6 million and $2.6 million in the estimated reserve was recorded as a reduction to revenue for the sixty-six days ended March 31, 2011, the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010, respectively. During the sixty-six days ended March 31, 2011, the twenty-four days ended January 24, 2011 and the three months ended March 31, 2010, the Company paid out $2.1 million, $0.5 million and $1.8 million, respectively, of PAP credits. The Company has recorded a total reserve of $7.2 million and $8.4 million on the consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011 and December 31, 2010, $4.1 million of the total reserve is recorded to the Claims Reserve and Liabilities Subject to Compromise, respectively.
     The NHPUC has ordered an audit of the Company’s existing PAP in the state of New Hampshire, which has not yet commenced. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine Public Utilities Commission and the Vermont Public Service Board, respectively.
(e) Capital Expenditure Obligations
     Under regulatory settlements in each of Maine, New Hampshire and Vermont, the Company is required to make certain capital expenditures in each of these states. Beginning from the date of the Merger, the Company is required to spend $141.0 million through March 31, 2011 in Maine, $350.4 million through March 31, 2015 in New Hampshire and $120.0 million through March 31, 2011 in Vermont. The Company has exceeded the expenditure requirements with a deadline of March 31, 2011 in Maine and Vermont and expects to meet the expenditure requirements with a deadline of March 31, 2015 in New Hampshire.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II – Item 1A. Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” contained in this Quarterly Report.
     On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan.
     On January 24, 2011, the Effective Date, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.
Overview
     We are a leading provider of communications services in rural and small urban communities, offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings. We operate in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD lines, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) in service as of March 31, 2011.
     We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.
     As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from CLECs, wireless carriers and cable television operators, increased availability of broadband services and challenging economic conditions. In addition, while we were operating under the Transition Services Agreement, we had limited ability to change current product offerings. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in HSD revenue as we continue to build-out our network to provide HSD products to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to the Cutover issues and the Chapter 11 Cases, we have lost significant market share in recent years. Our strategy is to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.
     During the quarter ended March 31, 2011, we began work on expanding our VantagePoint network to support more high-speed wireless services and extend fiber into more communities across Maine, New Hampshire and Vermont. This fiber-optic build supplies critical infrastructure known as “backhaul” for wireless traffic in the region, and will address the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. Today we support 3G service on more than 1,600 towers in our Northern New England footprint. In the transformation to 4G service, we will have the capacity to provide Ethernet-over-fiber service to more than half of the towers with this initial network expansion.
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
Fresh Start Accounting
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of an entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets has been reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan; therefore our future statements of financial position and statements of operations will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including certain of the financial statements contained herein.
Restatement
     In our 2010 Annual Report on Form 10-K, we restated our March 31, 2010, June 20, 2010 and September 30, 2010 quarterly interim consolidated financial statements.
     Our previously filed March 31, 2010 Quarterly Report on Form 10-Q, which was impacted by the restatement, was not amended. Accordingly, we caution you that certain information contained in the March 31, 2010 Quarterly Report should no longer be relied upon, including our previously issued and filed March 31, 2010 interim consolidated financial statements and any financial information derived therefrom (including, without limitation, information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in the March 31, 2010 Quarterly Report). In addition, we caution you that other communications or filings related to the March 31, 2010 interim consolidated financial statements which were filed or otherwise released prior to the filing by us of the 2010 Annual Report with the SEC should no longer be relied upon. All financial information in this Quarterly Report for the quarter ended March 31, 2010 affected by the restatement adjustments reflect such financial information as restated, including, without limitation, the amounts contained in “— Results of Operations”.
     The restated March 31, 2010 interim consolidated financial statements were corrected for the following errors:
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
     Other Adjustments
     In addition, as part of the restatement of the March 31, 2010 interim consolidated financial statements, we also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but are material when aggregated with the two adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.
     The aggregate impact of these adjustments will result in an increase to our previously reported pre-tax loss for the three month period ended March 31, 2010 of approximately $10.7 million, which is mainly attributable to a reduction to reported revenues of approximately $3.6 million and an increase to our previously reported operating expenses of approximately $7.2 million. The aggregate impact of the adjustments for the three months ended March 31, 2010 resulted in an increase in net loss of approximately $10.7 million, net of taxes, and a decrease in our reported capital expenditures of approximately $4.7 million.
Basis of Presentation
     We view our business of providing data, voice and communication services to residential and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010 provides the best analysis of the results of operations. The only income statement items impacted by the reorganization are depreciation, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
Revenues
     We derive our revenues from:
•
Voice services. We receive revenues from our telephone operations from the provision of local exchange, long-distance, local private line, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from competitive LECs and wireless carriers, and some data transport revenues. Voice services revenues also include Universal Fund payments for high-cost loop support, local switching support, long-term support and ICLS.

•	Access. We receive revenues for the provision of network access, including interstate access and intrastate access.

Network access revenues are earned from end-user customers and long-distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local and interexchange capacity to support their private networks, including wireless carriers to backhaul voice and data traffic from cell towers to mobile telephone switching offices.

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

     The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

							Predecessor
	Successor Company		Predecessor Company		Combined		Company
			Twenty-Four Days
	Sixty-Six Days Ended		Ended		Three Months Ended		Three Months Ended
	March 31, 2011		January 24, 2011		March 31, 2011		March 31, 2010
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
Revenue Source:							(Restated)
Voice services	$91,248	49%	$32,977	50%	$124,225	49%	$134,418	50%
Access	68,335	36%	23,023	35%	91,358	36%	96,856	36%
Data and Internet services	20,958	11%	7,537	11%	28,495	11%	27,067	10%
Other services	7,861	4%	2,841	4%	10,702	4%	12,460	4%

Total	$188,402	100%	$66,378	100%	$254,780	100%	$270,801	100%

     The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	March 31,	March 31,
	2011	2010
Access Line Equivalents:
Residential access lines	695,916	776,254
Business access lines	322,106	349,179
Wholesale access lines	84,667	93,827

Total switched access lines	1,102,689	1,219,260

High speed data subscribers	297,491	283,806

Total access line equivalents	1,400,180	1,503,066

Operating Expenses
     Our operating expenses consist of cost of services and sales, selling, general and administrative expenses and depreciation and amortization.
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
Results of Operations
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
     The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor	Predecessor
	Company	Company	Combined		Predecessor Company
	Sixty-Six	Twenty-Four	Three Months Ended		Three Months Ended
	Days Ended	Days Ended	March 31, 2011		March 31, 2010
	March 31, 2011	January 24,		% of		% of
		2011	$	Revenue	$	Revenue
					(Restated)
Revenues	$188,402	$66,378	$254,780	100%	$270,801	100%

Operating expenses
Costs of services and sales	87,173	38,766	125,939	49	137,469	51
Selling, general and administrative	63,482	27,161	90,643	36	93,584	35
Depreciation and amortization	62,779	21,515	84,294	33	71,382	26
Reorganization related expense	2,736	—	2,736	1	—	—

Total operating expenses	216,170	87,442	303,612	119	302,435	112

Loss from operations	(27,768)	(21,064)	(48,832)	(19)	(31,634)	(12)
Interest expense	(12,491)	(9,321)	(21,812)	(9)	(34,630)	(13)
Other income (expense)	481	(132)	349	—	26	—

Loss before reorganization items and income taxes	(39,778)	(30,517)	(70,295)	(28)	(66,238)	(25)
Reorganization items	—	897,313	897,313	353	(16,591)	(6)

(Loss) gain before income taxes	(39,778)	866,796	827,018	325	(82,829)	(31)
Income tax benefit (expense)	15,355	(279,889)	(264,534)	(104)	(3,501)	(1)

Net (loss) income	$(24,423)	$586,907	$562,484	221%	$(86,330)	(32)%

     Revenues decreased $16.0 million to $254.8 million in the first quarter of 2011 compared to the same period in 2010. We derive our revenues from the following sources:
     Voice services. Voice services revenues decreased $10.2 million to $124.2 million during the first quarter of 2011 compared to the same period in 2010, of which $8.5 million is attributable to a decrease in local calling services revenues and $1.7 million is due to a decrease in long distance services revenue. This decrease in voice services revenues is primarily due to the impact of a 9.6% decline in total switched access lines in service at March 31, 2011 compared to March 31, 2010, largely offset by a $3.9 million decline in SQI penalties and a $1.1 million decrease in PAP credits recorded during the first quarter of 2011 as compared to the first quarter of 2010. The decrease in the number of voice access lines is attributable to an increase in competition from technology substitution and our competitors.
     Access. Access revenues decreased $5.5 million to $91.4 million during the first quarter of 2011 compared to the same period in 2010. Of this decrease, $1.2 million is attributable to interstate access revenues and $4.3 million is due to intrastate access revenues. Decreases of $1.1 million (6.5%) and $2.2 million (8.8%) in switched access revenues and end user revenues, respectively, were primarily due to the 9.6% decline in total switched access lines in service at March 31, 2011 compared to March 31, 2010. Additionally, we experienced a $1.6 million (3.2%) and $0.6 million (11.2%) decline in special access revenues and other revenues, respectively, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
     Data and Internet services. Data and Internet services revenues increased $1.4 million to $28.5 million in the first quarter of 2011 compared to the same period in 2010. The increase was primarily attributable to a 4.8% increase in the number of HSD subscribers from March 31, 2010 to March 31, 2011 resulting from our bundling and other marketing efforts.

     Other services. Other services revenues decreased $1.8 million to $10.7 million in the first quarter of 2011 compared to the same period in 2010. This decrease is principally attributable to a decrease in the recognition of special purpose projects in the quarter ended March 31, 2011.
Operating Expenses
     Cost of services and sales. Cost of services and sales decreased $11.5 million to $125.9 million in the first quarter of 2011 compared to the same period in 2010. This decrease is mainly attributable to reductions in access expenses associated with providing long distance and data and Internet services, pole maintenance and certain employee expenses. The decrease in employee expenses includes a $0.6 million reduction of expense related to the amortization of unfavorable union contracts recorded upon the Effective Date in conjunction with fresh start accounting.
     Selling, general and administrative. Selling, general and administrative expenses decreased $2.9 million to $90.6 million in the first quarter of 2011 compared to the same period in 2010. The decrease is primarily attributable to a $2.6 million reduction in bad debt expense, decreasing from $8.1 million for the three months ended March 31, 2010 to $5.5 million for the three months ended March 31, 2011.
     Depreciation and amortization. Depreciation and amortization expense increased $12.9 million to $84.3 million in the first quarter of 2011 compared to the same period in 2010. This is primarily attributable to the adoption of fresh start accounting upon the Effective Date whereby the carrying value of the long-lived assets of the Company were adjusted to fair value and the useful lives were adjusted.
     Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During the sixty-six days ended March 31, 2011, reorganization related expense is mainly comprised of $3.4 million of restructuring professional fees.
Other Results
     Interest expense. Interest expense decreased $12.8 million to $21.8 million in the first quarter of 2011 compared to the same period in 2010 due primarily to a significant decrease in our outstanding debt. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Exit Credit Agreement and began accruing interest on the Exit Credit Agreement Loans.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $0.3 million in the first quarter of 2011 compared with $0.03 million in the same period in 2010.
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the condensed consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended March 31, 2011 and 2010 was 32.0% expense and 4.2% expense, respectively. The effective tax rate for the three months ended March 31, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million as a result of the enactment of the Health Care Act, which became law in March 2010.
     Net (loss) income. Net income for the three months ended March 31, 2011 was $562.5 million compared to net loss of $86.3 million for the same period in 2010. The difference in net (loss) income between 2011 and 2010 is a result of the factors discussed above.

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
     Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. SQI penalties and PAP penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. All SQI and Vermont PAP penalties related to the Predecessor Company are recorded to the Claims Reserve at March 31, 2011 and to Liabilities Subject to Compromise at December 31, 2010.
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
     On the Effective Date, the accounts receivable balances were valued at fair value using the net realizable value approach. The net realizable value approach was determined by reducing the gross receivable balance by our allowance for doubtful accounts. Due to the relatively short collection period, the net realizable value approach was determined to result in a reasonable indication of fair value of the assets.
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
     Goodwill was $256.0 million at March 31, 2011. We have recorded intangible assets related to customer relationships, the trade name and favorable leasehold agreements of $157.4 million as of March 31, 2011. As of March 31, 2011, there was $2.3 million of accumulated amortization recorded. The customer relationships and favorable leasehold agreements are being amortized over a weighted average life of approximately 9.0 years and 2.7 years, respectively. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.
     Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our stockholders’ equity balance. Effective January 1, 2011, step one of the goodwill impairment test was amended for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.
     Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.
     Our only non-amortizable intangible asset other than goodwill is the FairPoint trade name. Consistent with the valuation methodology used to value the trade name at the Effective Date, we assess the fair value of the trade name based on the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. We performed our annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to our financial projections related to the Chapter 11 Cases, we determined that a possible impairment of our non-amortizable intangible assets was indicated. We performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that our trade name was not impaired.
     For our non-amortizable intangible asset impairment assessments, we make certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and apply these assumptions to projected future cash flows. Changes in one or more of these assumptions may result in the recognition of an impairment loss.
     As of December 31, 2010, as a result of changes to our financial projections related to the Chapter 11 Cases, we determined that a possible impairment of long-lived assets was indicated. In accordance with the Property, Plant and Equipment Topic of the ASC, we performed recoverability tests, based on undiscounted projected future cash flows associated with our long-lived assets, and determined that long-lived assets were not impaired at December 31, 2010.
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
New Accounting Standards
     Effective January 1, 2011, we adopted the ASU regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this ASU did not have a material impact on our condensed results of operations and financial position.
     In October 2009, the FASB issued an ASU regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor-specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on our condensed results of operations and financial position.
Inflation
     We do not believe inflation has a significant effect on our operations.

Liquidity and Capital Resources
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. Accordingly, the Company’s future and sixty-six days ended condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows will not be comparable in many respects to the Company’s condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.
     Our short-term and long-term liquidity needs primarily arise from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support and grow our business; and (iv) payments into our qualified pension and post-retirement health plans. Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Exit Credit Agreement.
     Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Exit Credit Agreement) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We expect to be in compliance with the maintenance covenants contained in the Exit Credit Agreement for 2011. However, our anticipated results are subject to significant uncertainty and our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of certain covenants set forth in our financing agreements could result in an event of default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under our Exit Revolving Facility under our Exit Credit Agreement would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under our Exit Credit Agreement, the lenders could proceed against any assets that were pledged to secure such facility.
     Cash and cash equivalents at March 31, 2011 totaled $15.4 million compared to $105.5 million at December 31, 2010, excluding restricted cash of $62.2 million and $4.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we could reclaim restricted cash of up to $32.6 million. There is no certainty that we will reclaim any, or all, of this amount.
     Net cash provided by (used in) operating activities was $46.7 million, ($81.1) million and $73.9 million for the sixty-six days ended March 31, 2011, twenty-four days ended January 24, 2011 and three months ended March 31, 2010, respectively. Net cash provided by operating activities for the sixty-six days ended March 31, 2011 represents the operating activities of the Successor Company; however, it includes payment of $26.5 million in claims of the Predecessor Company, of which $23.9 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the twenty-four days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, the Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the twenty-four days ended January 24, 2011 and three months ended March 31, 2010, no payments of interest were made, resulting in an increase in cash provided by operations of $9.0 million and $33.8 million, respectively. In light of the Company’s emergence from bankruptcy, the Company began paying interest on its outstanding debt in the normal course during the sixty-six days ended March 31, 2011.
     Net cash used in investing activities was $41.2 million, $12.5 million and $40.4 million for the sixty-six days ended March 31, 2011, twenty-four days ended January 24, 2011 and three months ended March 31, 2010, respectively, and is mainly comprised of capital expenditures for all periods.

     Net cash (used in) provided by financing activities was ($0.3) million, ($1.7) million and $3.2 million for the sixty-six days ended March 31, 2011, twenty-four days ended January 24, 2011 and three months ended March 31, 2010, respectively. The Company paid $2.4 million of loan origination costs on the Exit Credit Agreement, of which $0.9 million and $1.5 million were paid during the sixty-six days ended March 31, 2011 and twenty-four days ended January 24, 2011, respectively. During the three months ended March 31, 2010, additional proceeds of $5.5 million were borrowed on the Pre-Petition Credit Facility related to outstanding letters of credit that were drawn upon by the holders. In addition, the Company paid $1.1 million of loan origination costs related to the DIP Credit Facility.
     We expect our capital expenditures will be approximately $180 million to $200 million in 2011. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the Exit Revolving Facility.
     We have a five year contract with our primary IT vendor, which was executed in 2009. In the three months ended March 31, 2011 and 2010, we spent approximately $6.8 million and $7.0 million, respectively, for services under such contract, of which approximately $3.7 million and $3.7 million, respectively, was capitalized in accordance with the Intangibles — Goodwill and Other Topic and the Interest Topic of the ASC and approximately $3.1 million and $3.3 million, respectively, was included in operating expenses. Our contract includes a baseline spend in 2011 with this vendor of approximately $22.1 million, which will be allocated between capital expenditures and operating expenses depending on the type of activities performed. While the contract term is five years, we have the ability to reduce the amount we spend with this vendor below the baseline amount by either in-sourcing certain work functions or finding alternate vendors. In order to reduce our spend below the contractual amount, we are required to provide six months notice to the vendor for the work functions we wish to move or eliminate.
     We expect our contributions to our Company sponsored employee pension plans and post-retirement health plans will be approximately $9.1 million in 2011.
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
     The Exit Credit Agreement Loans are guaranteed by all of our current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Credit Agreement Loans and/or providing any security therefore without the consent of a state public utilities commission, and (y) the Exit Financing Loan Parties. The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Credit Agreement are subject to certain customary conditions. As of March 31, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
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
Our DIP Facility
     In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that may be issued to third parties for our account (the “DIP Financing”). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. Pursuant to the Final DIP Order, the DIP Borrowers were permitted access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court. As of December 31, 2010, we had not borrowed any amounts under the DIP Credit Agreement other than letters of credit totaling $18.7 million that had been issued and were outstanding under the DIP Credit Agreement of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for our account.
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
     As of December 31, 2010, we had borrowed $155.5 million under the Revolving Credit Facility and there were no outstanding letters of credit. Upon the event of default under the Pre-Petition Credit Facility relating to the Chapter 11 Cases, the commitments under the Revolving Credit Facility were automatically terminated. Accordingly, as of December 31, 2010, no funds remained available under the Revolving Credit Facility.
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
     Pursuant to the Old Notes exchanged in connection with our offer to exchange the Old Notes for the New Notes (the “Exchange Offer”), on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount included New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the Settlement Date).
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
     We are required to make certain capital expenditures pursuant to the Regulatory Settlements. See note 15.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of March 31, 2011, we had total debt of $1,000.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins, as of March 31, 2011. As of March 31, 2011, the fair value of our debt was approximately $962.5 million based on the market prices of our debt at that date. Our Exit Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million.
     As of March 31, 2011, we had $56.8 million, net of $18.2 million outstanding letters of credit, available for additional borrowing under our Exit Revolving Loan. Interest payments on the Exit Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.
     We use variable rate debt to finance our operations, capital expenditures and acquisitions. The variable rate debt obligations expose us to variability in interest payments due to changes in interest rates. We believe it is prudent to limit the variability of a portion of our interest payments. To meet this objective, from time to time, we may enter into interest rate swap agreements to manage fluctuations in cash flows resulting from interest rate risk.
     We do not hold or issue derivative financial instruments for trading or speculative purposes.
     We are also exposed to market risk from changes in the fair value of our pension plan assets. For the three months ended March 31, 2011, the actual gain on the pension plan assets has been approximately 3.2%. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should our actual return on plan assets become significantly lower than our expected return assumption, our net periodic benefit cost will increase in future periods and we may be required to contribute additional funds to our pension plans.

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
     Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weaknesses which were identified in our Annual Report on Form 10-K for the year ended December 31, 2010 and which remain in existence as of the date of this report:
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
     A number of control improvements have been implemented during 2011 to continue to address the material weaknesses described above. These improvements include:
•	Restricting access to the privileged system account for our retail billing system; and

•	Revising access to human resource and general ledger functions within the Oracle system to eliminate certain segregation of duties issues.

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
     With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
     We are subject to certain service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the appropriate state regulatory body. As of March 31, 2011, we have recognized an estimated aggregate liability of $18.7 million for SQI penalties based on metrics defined by PUCs in Maine and New Hampshire and by the Vermont Public Service Board.
Item 1A. Risk Factors.
     During the quarter ended March 31, 2011, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          During the quarter ended March 31, 2011, pursuant to the Plan, the Company issued (i) 25,649,640 shares of New Common Stock in the aggregate to holders of the Pre-Petition Credit Facility Claims and the FairPoint Communications Unsecured Claims, and (ii) the Warrants to purchase an aggregate of 3,582,402 shares of New Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement.
          Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to issue the new securities described above.
Item 3. Defaults Upon Senior Securities.
     Not applicable.
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

FairPoint Communications, Inc.
Date: May 16, 2011	By:	/s/ Ajay Sabherwal

		Name:	Ajay Sabherwal
Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
10.1	Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)
10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)
10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)
10.4	Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)
10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)
10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)
10.7	Form of Director Indemnity Agreement.(4)
10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)
10.10	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.(6)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)
10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)
10.13	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)
10.14	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.15	FairPoint Communications, Inc. 2010 Success Bonus Plan.†(1)
10.16	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.17	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)
10.18	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)
10.19	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)
10.20	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)
10.21	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)
10.22	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)
10.23	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)
10.24	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)
10.25	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

Exhibit No.	Description
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)

*Filed herewith.

†Indicates a management contract or compensatory plan or arrangement.

‡Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(1)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.

(2)Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.

(3)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.

(4)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.

(6)Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2010.

(7)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.

(8)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.

(9)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.

(10)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.

(11)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.

(12)Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.

(13)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.

(14)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.

(15)Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 25, 2008.