Form 10-Q
period 2011-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2011-08-09
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-32408

FairPoint Communications, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of	13-3725229 (I.R.S. Employer Identification No.)
Incorporation or Organization)

521 East Morehead Street, Suite 500 Charlotte, North Carolina	28202
(Address of Principal Executive Offices)	(Zip Code)
(704) 344-8150
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☑ No ☐
          As of August 9, 2011, there were 26,193,040 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
          Documents incorporated by reference: None

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2011 (Successor Company) (Unaudited) and December 31, 2010 (Predecessor Company)	5

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 (Successor Company), the 157 days ended June 30, 2011 (Successor Company), the 24 days ended January 24, 2011 (Predecessor Company) and the three and six months ended June 30, 2010 (Predecessor Company) (Unaudited)	6

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the 157 days ended June 30, 2011 (Successor Company) and the 24 days ended January 24, 2011 (Predecessor Company) (Unaudited)	7

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2011 (Successor Company), the 157 days ended June 30, 2011 (Successor Company), 24 days ended January 24, 2011 (Predecessor Company) and the three and six months ended June 30, 2010 (Predecessor Company) (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the 157 days ended June 30, 2011 (Successor Company), the 24 days ended January 24, 2011 (Predecessor Company) and the six months ended June 30, 2010 (Predecessor Company) (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	62

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	(Removed and Reserved)	65

Item 5.	Other Information	65

Item 6.	Exhibits	65

	Signatures	66
EX-10.26
EX-10.27
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
          These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”) and, as amended or supplemented by “Part II — Item 1A. Risk Factors” contained in this Quarterly Report, as applicable. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.
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

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010
(in thousands, except share data)

	Successor Company	Predecessor Company
	June 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$13,058	$105,497
Restricted cash	37,498	2,420
Accounts receivable, net	119,857	125,170
Materials and supplies	820	22,193
Prepaid expenses	12,270	18,841
Other current assets	1,841	6,092
Deferred income tax, net	33,972	31,400

Total current assets	219,316	311,613

Property, plant and equipment, net	1,772,565	1,859,700
Goodwill	243,189	595,120
Intangible assets, net	151,926	189,247
Prepaid pension asset	3,927	2,960
Debt issue costs, net	2,109	119
Restricted cash	1,026	1,678
Other assets	9,394	13,357

Total assets	$2,403,452	$2,973,794

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$5,000	$—
Current portion of capital lease obligations	1,249	1,321
Accounts payable	73,840	66,557
Claims payable and estimated claims accrual	39,108	—
Accrued interest payable	183	3
Other accrued liabilities	67,033	63,279

Total current liabilities	186,413	131,160

Capital lease obligations	3,308	3,943
Accrued pension obligation	90,971	92,246
Employee benefit obligations	347,018	344,463
Deferred income taxes	314,842	67,381
Unamortized investment tax credits	—	4,310
Other long-term liabilities	17,061	12,398
Long-term debt, net of current portion	995,000	—

Total long-term liabilities	1,768,200	524,741

Total liabilities not subject to compromise	1,954,613	655,901

Liabilities subject to compromise	—	2,905,311

Total liabilities	1,954,613	3,561,212

Stockholders’ equity (deficit):
Predecessor Company common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,440,334 shares at December 31, 2010	—	894
Additional paid-in capital, Predecessor Company	—	725,786
Successor Company common stock, $0.01 par value, 37,500,000 shares authorized, 26,195,265 shares issued and outstanding at June 30, 2011	262	—
Additional paid-in capital, Successor Company	500,097	—
Retained deficit	(51,520)	(1,101,294)
Accumulated other comprehensive loss	—	(212,804)

Total stockholders’ equity (deficit)	448,839	(587,418)

Total liabilities and stockholders’ equity (deficit)	$2,403,452	$2,973,794

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months ended June 30, 2011, 157 Days ended June 30, 2011,
24 Days ended January 24, 2011 and and Three and Six Months ended June 30, 2010
(Unaudited)
(in thousands, except per share data)

	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company
	Three Months	Three Months	One Hundred Fifty-	Twenty-Four	Six Months
	Ended	Ended	Seven Days Ended	Days Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	January 24, 2011	June 30, 2010
		(Restated)			(Restated)
Revenues	$262,636	$271,563	$451,038	$66,378	$542,364

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	114,468	133,211	201,641	38,766	270,680
Selling, general and administrative expense, excluding depreciation and amortization	88,316	97,062	151,798	27,161	190,646
Depreciation and amortization	90,614	71,472	153,393	21,515	142,854
Reorganization related expense	2,510	—	5,246	—	—

Total operating expenses	295,908	301,745	512,078	87,442	604,180

Loss from operations	(33,272)	(30,182)	(61,040)	(21,064)	(61,816)

Other income (expense):
Interest expense	(16,996)	(35,721)	(29,487)	(9,321)	(70,351)
Other	350	105	831	(132)	131

Total other expense	(16,646)	(35,616)	(28,656)	(9,453)	(70,220)

Loss before reorganization items and income taxes	(49,918)	(65,798)	(89,696)	(30,517)	(132,036)
Reorganization items	—	1,375	—	897,313	(15,216)

(Loss) income before income taxes	(49,918)	(64,423)	(89,696)	866,796	(147,252)
Income tax benefit (expense)	22,821	10,245	38,176	(279,889)	6,744

Net (loss) income	$(27,097)	$(54,178)	$(51,520)	$586,907	$(140,508)

Weighted average shares outstanding:
Basic	25,652	89,424	25,644	89,424	89,424

Diluted	25,652	89,424	25,644	89,695	89,424

(Loss) earnings per share:
Basic	$(1.06)	$(0.61)	$(2.01)	$6.56	$(1.57)

Diluted	$(1.06)	$(0.61)	$(2.01)	$6.54	$(1.57)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
157 Days ended June 30, 2011 and 24 Days ended January 24, 2011
(Unaudited)
(in thousands)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance at December 31, 2010 (Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)

Net income	—	—	—	586,907	—	586,907
Stock based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company Common Stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of Successor Company Common Stock	25,660	257	481,879	—	—	482,136
Issuance of Successor Company warrants	—	—	16,350	—	—	16,350

Balance at January 24, 2011 (Successor Company)	25,660	$257	$498,229	$—	$—	$498,486

Net loss	—	—	—	(51,520)	—	(51,520)
Issuance of Successor Company Common Stock	539	5	(5)	—	—	—
Issuance of restricted stock	7	—	—	—	—	—
Forfeiture of restricted stock	(11)	—	—	—	—	—
Stock based compensation expense	—	—	1,873	—	—	1,873

Balance at June 30, 2011 (Successor Company)	26,195	$262	$500,097	$(51,520)	$—	$448,839

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Comprehensive (Loss) Income
Three Months ended June 30, 2011, 157 Days ended June 30, 2011,
24 Days ended January 24, 2011 and Three and Six Months ended June 30, 2010
(Unaudited)
(in thousands)

	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company
	Three Months	Three Months	One Hundred Fifty-	Twenty-Four	Six Months
	Ended	Ended	Seven Days Ended	Days Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	January 24, 2011	June 30, 2010
		(Restated)			(Restated)

Net (loss) income	$(27,097)	$(54,178)	$(51,520)	$586,907	$(140,508)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $0 million, $1.0 million, $0 million, $0.5 million and $2.0 million tax expense, respectively)	-	1,502	-	493	3,004

Total other comprehensive income	-	1,502	-	493	3,004

Comprehensive (loss) income	$(27,097)	$(52,676)	$(51,520)	$587,400	$(137,504)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
157 Days ended June 30, 2011, 24 Days ended January 24, 2011 and the Six Months ended June 30, 2010
(Unaudited)
(in thousands)

	Successor Company	Predecessor Company
	One Hundred Fifty-	Twenty-Four	Six Months
	Seven Days Ended	Days Ended	Ended
	June 30, 2011	January 24, 2011	June 30, 2010
			(Restated)
Cash flows from operating activities:
Net (loss) income	$(51,520)	$586,907	$(140,508)

Adjustments to reconcile net income to net cash provided by
operating activities:
Deferred income taxes	(35,213)	276,204	(6,753)
Provision for uncollectible revenue	10,070	3,454	16,522
Depreciation and amortization	153,393	21,515	142,854
Post-retirement accruals	12,850	2,654	15,911
Pension accruals	4,779	986	4,307
Loss on abandoned projects	—	—	12,275
Other non cash items	22	130	1,642
Changes in assets and liabilities arising from operations:
Accounts receivable	(619)	(7,752)	(704)
Prepaid and other assets	4,921	(3,423)	(13,905)
Accounts payable and accrued liabilities	7,790	30,258	29,632
Accrued interest payable	183	9,017	67,959
Other assets and liabilities, net	(1,457)	177	(6,697)
Reorganization adjustments:
Non-cash reorganization income	(709)	(917,358)	(20,246)
Claims payable and estimated claims accrual	(55,858)	(1,096)	—
Restricted cash — cash claims reserve	46,932	(82,764)	—

Total adjustments	147,084	(667,998)	242,797

Net cash provided by (used in) operating activities	95,564	(81,091)	102,289

Cash flows from investing activities:
Net capital additions	(93,369)	(12,477)	(103,222)
Distributions from investments	618	—	79

Net cash used in investing activities	(92,751)	(12,477)	(103,143)

Cash flows from financing activities:
Loan origination costs	(884)	(1,500)	(1,100)
Proceeds from issuance of long-term debt	—	—	5,513
Restricted cash	1,372	34	(467)
Repayment of capital lease obligations	(505)	(201)	(1,043)

Net cash (used in) provided by financing activities	(17)	(1,667)	2,903

Net change	2,796	(95,235)	2,049
Cash, beginning of period	10,262	105,497	109,355

Cash, end of period	$13,058	$10,262	$111,404

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	3,297	1,818	2,431
Reorganization costs paid	16,857	11,110	29,394
See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
(1) Organization and Basis of Financial Reporting
     FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings, to residential, wholesale and business customers. FairPoint operates in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2011.
     Basis of Financial Reporting in Reorganization
     On October 26, 2009 (the “Petition Date”), the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the “Chapter 11 Cases”). On January 13, 2011, the bankruptcy judge confirmed the Company’s Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”) and on January 24, 2011 (the “Effective Date”) the Company emerged from Chapter 11 protection. On June 30, 2011, the Bankruptcy Court entered a final decree closing certain of the Company’s bankruptcy cases due to the closed cases being fully administered. See note 2 for details of the remaining open cases.
     The Company has applied the Reorganizations Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) effective as of the Petition Date. See note 2.
     Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represents the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets has been reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future condensed consolidated statements of financial position and condensed consolidated statements of operations will not be comparable in many respects to the Company’s condensed consolidated statements of financial position and condensed consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization. See note 2 for a presentation of the impact of emergence from reorganization and fresh start accounting on the Company’s financial position.
Restatement
     In its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Annual Report”), the Company restated (the “Restatement”) its unaudited condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.
     The Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (the “June 30, 2010 Quarterly Report”), which was impacted by the Restatement, was not amended. Accordingly, the Company cautions you that certain information contained in the June 30, 2010 Quarterly Report should no longer be relied upon, including the Company’s previously issued and filed June 30, 2010 interim consolidated financial statements and any financial information derived therefrom. In addition, the Company cautions you that other communications or filings related to the June 30, 2010 interim consolidated financial statements and which were filed or otherwise released prior to the filing of the 2010 Annual Report with the SEC, should no longer be relied upon. All financial information in this Quarterly Report for the three and six months ended June 30, 2010 affected by the Restatement adjustments reflect such financial information as restated.
The restated June 30, 2010 interim consolidated financial statements were corrected for the following errors:
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
     Other Adjustments
     In addition, as part of the restatement of the June 30, 2010 interim consolidated financial statements, the Company also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but were material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.
     The aggregate impact of these adjustments resulted in an increase to the Company’s previously reported pre-tax loss for the three and six month period ended June 30, 2010 of approximately $17.6 million and $28.3 million, respectively, which is mainly attributable to a reduction to reported revenues of approximately $2.4 million and $6.0 million, respectively, an increase to the Company’s previously reported operating expenses of approximately $18.3 million and $25.5 million, respectively, offset by a decrease in other expense of $3.2 million and $3.2 million, respectively. The aggregate impact of the adjustments for the three and six months ended June 30, 2010 resulted in an increase in net loss of approximately $17.6 million and $28.3 million, net of taxes, respectively, and a decrease in the Company’s reported capital expenditures of approximately $6.7 million and $11.4 million, respectively.
     The Company expects that these adjustments will not have a material impact on the Company’s overall liquidity in the future.
(2) Reorganization Under Chapter 11
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
     On June 30, 2011, the Bankruptcy Court entered a final decree closing certain of the Company’s bankruptcy cases due to the closed cases being fully administered. Of the 80 original bankruptcy cases, only five remain open. These cases are FairPoint Communications, Inc. (Case No. 09-16335), Northern New England Telephone Operations LLC (Case No. 09-16365), Telephone Operating Company of Vermont LLC (Case No. 09-16410), MJD Services Corp. (Case No. 09-16366) and Enhanced Communications of Northern New England Inc. (Case No. 09-16349).
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
     Finally, the Plan included certain discharges, releases, exculpations and injunctions that became effective on the Effective Date, including the following:
•	Except as otherwise provided in the Plan, all existing claims against, and equity interests in, the Company that arose prior to the Effective Date were released, terminated, extinguished and discharged;

•	In consideration of the services of the Released Parties (as defined in the Plan), the Company and all persons who held, or may have held, claims against, or equity interests in, the Company prior to the Effective Date released the Released Parties (as defined in the Plan) from claims, causes of action and liabilities related to the Company;

•	None of the Company, the Released Parties (as defined in the Plan) or the Litigation Trustee (as defined below) shall have or incur any liability relating to or arising out of the Chapter 11 Cases; and

•	Except as otherwise provided in the Plan, all persons are permanently enjoined from asserting claims, liabilities, causes of action, interest or remedies that are released or discharged pursuant to the Plan.
Termination of Material Agreements
     On the Effective Date, in accordance with the Plan, the Company terminated, among others, the following material agreements:
•	The Pre-Petition Credit Facility (except that the Pre-Petition Credit Facility continues in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent), and all notes, security agreements, swap agreements and other agreements associated therewith;

•	Each of the respective indentures governing (i) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended (the “Old Indenture”), and (ii) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association (the “New Indenture”) (except to the extent to allow the Company or the relevant Pre-Petition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Pre-Petition Notes); and

•	The Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics,” and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders (the “DIP Administrative Agent”), which was terminated by its conversion into the new $75.0 million Exit Revolving Facility (as defined herein), and all notes, security agreements and other agreements related to the DIP Credit Agreement.
Exit Credit Agreement
     On the Effective Date, FairPoint Communications and FairPoint Logistics (the “Exit Borrowers”) entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Exit Credit Agreement”). The Exit Credit Agreement is comprised of a $75.0 million revolving loan facility (the “Exit Revolving Facility”), which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Exit Term Loan (collectively, the “Exit Credit Agreement Loans”). On the Effective Date, the Company paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) the British Bankers Association LIBOR Rate (“LIBOR”) plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due and payable five years after the Effective Date (the “Exit Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.
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
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Revolving Facility are subject to certain customary conditions.
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
Litigation Trust Agreement
     On the Effective Date, the Company entered into the FairPoint Litigation Trust Agreement (the “Litigation Trust Agreement”) with Mark E. Holliday, as litigation trustee (the “Litigation Trustee”), and the official committee of unsecured creditors appointed in the Chapter 11 Cases, pursuant to which the Litigation Trust was established for the benefit of specified holders of allowed claims and for the pursuit of certain causes of action against Verizon arising in connection with the Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon, Spinco and FairPoint Communications, as amended (the “Merger Agreement”). Pursuant to the Plan, the Company transferred such claims and causes of actions against Verizon related to the Merger Agreement to the Litigation Trust with title to such claims and causes of action being free and clear of all liens, charges, claims, encumbrances and interests except for the return to FairPoint Communications of any funds deposited in the Litigation Trust bank account. In addition, pursuant to the Plan, the Company transferred funds to the Litigation Trust to pay the reasonable costs and expenses associated with the administration of the Litigation Trust. Pursuant to the Litigation Trust Agreement, the Litigation Trustee may request additional funding for the Litigation Trust from the Company following the Effective Date; provided, that (i) any such additional funding will be subject to the approval of the New Board in its sole discretion, (ii) after giving effect to such additional funding, the Company’s cash on hand may not be less than $20.0 million (after taking into account the cash distributions to be made) and (iii) no proceeds of any borrowings under the Exit Revolving Facility may be used to fund such additional funding. The Litigation Trustee may prosecute the transferred claims and causes of action against Verizon as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the beneficiaries of the Litigation Trust and otherwise carry out the provisions of the Litigation Trust Agreement. During June 2011, the money in the Litigation Trust account was distributed to the trustee and is no longer held by the Company at June 30, 2011.
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
Impact on Net Operating Loss Carryforwards (“NOLs”)
     The Company’s NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. Further, the Company’s ability to utilize its NOL carryforwards will be limited by Section 382 of the Internal Revenue Code of 1986, as amended, as the debt restructuring resulted in an ownership change. In general, following an ownership change, a limitation is imposed on the amount of pre-ownership change NOL carryforwards that may be used to offset taxable income in each year following the ownership change. The Company plans to elect, pursuant to a special rule that is applicable to ownership changes resulting from a Chapter 11 reorganization, to calculate this annual limitation by increasing the value attributed to the Company’s stock prior to the ownership change by the amount of creditor claims surrendered or canceled during the reorganization. Specifically, the amount of the annual limitation would equal the “long-term tax-exempt rate” (published monthly by the Internal Revenue Service (the “IRS”)) for the month in which the ownership change occurs, which in the Company’s case is 4.10%, multiplied by the lesser of (i) the value of the Company’s stock immediately after, rather than immediately before, the ownership change, and (ii) the value of the Company’s pre-change assets. Any increase in the value attributed to the Company’s stock resulting from the ownership change effectively would increase the annual limitation on our NOLs.
     Any portion of the annual limitation on pre-ownership change NOLs that is not used to reduce taxable income in a particular year may be carried forward and used in subsequent years. The annual limitation is increased by certain built-in gains recognized (or treated as recognized) during the five years following the ownership change (up to the total amount of built-in gain that existed at the time of the ownership change). The Company expects the limitations on NOL carryforwards for the five years following an ownership change to be increased by built-in gains. The Company currently projects that all available NOL carryforwards, after giving effect to the reduction for debt discharged, will be utilized to offset future income within the NOL carryforward periods. Therefore, the Company does not expect to have NOL carryforwards after such time.
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
Reorganization Items
     Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Predecessor Company
	Twenty-Four	Three Months	Six Months
	Days Ended	Ended	Ended
	January 24, 2011	June 30, 2010	June 30, 2010
		(Restated)	(Restated)
Professional fees (a)	$(13,965)	$(18,788)	$(33,527)
Success bonus (b)	—	(1,060)	(1,935)
Non-cash allowed claim adjustments (c)	—	—	(977)
Cancellation of debt income (d)	1,351,057	21,223	21,223
Goodwill adjustment (e)	(339,153)	—	—
Intangible assets adjustment (e)	(30,381)	—	—
Property, plant and equipment adjustment (e)	(69,036)	—	—
Pension and post-retirement healthcare adjustment (e)	22,076	—	—
Other assets and liabilities adjustment (e)	(16,037)	—	—
Tax account adjustments (e)	4,313	—	—
Other (f)	(11,561)	—	—

Total reorganization items	$897,313	$1,375	$(15,216)

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
     At the Effective Date, all liabilities subject to compromise were either settled through issuance of cash, shares of New Common Stock or Warrants, or were included in the Company’s claims payable and estimated claims accrual (the “Claims Reserve”). As such, as of the Effective Date, no liabilities remain subject to compromise. Liabilities subject to compromise at December 31, 2010 consisted of the following (amounts in thousands):

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
     As of August 9, 2011, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $2.8 billion of which have been settled and $1.1 billion of which have been disallowed by the Bankruptcy Court. Additionally, $6.2 million of these claims have been withdrawn by the respective creditors and $1.0 billion of these claims remain open, pending settlement or objection. The Company expects the majority of these pending claims to be disallowed. In light of the Company’s emergence from bankruptcy on the Effective Date, the Company does not anticipate a significant number of new and amended claims to be filed in the future. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit or are overstated or for other reasons. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.
     On the Effective Date, the Company distributed cash, entered into the Exit Credit Agreement, and issued shares of New Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a cash reserve to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Cash Claims Reserve”) of $82.8 million and reserved 72,754 shares of New Common Stock and Warrants to purchase 124,012 shares of New Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of New Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of August 9, 2011, has been decreased to $34.4 million. As of August 9, 2011, 70,296 shares of New Common Stock and Warrants to purchase 119,821 shares of New Common Stock remain to be distributed in satisfaction of pending claims.

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
     In accordance with fresh start accounting, which incorporates the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC, the Company recorded the assets and non-interest bearing liabilities at fair value, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively. The Company also recorded the Successor Company debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the Successor Company. The enterprise value is dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized.

     The implementation of the Plan and the adoption of fresh start accounting in the Company’s consolidated balance sheet as of January 24, 2011 are as follows:
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Reorganized Condensed Consolidated Balance Sheet
As of January 24, 2011
(Unaudited)
(in thousands, except share data)

	Predecessor	Reorganization		Fresh Start
	Company	Adjustments (a)		Adjustments (b)		Successor Company
Assets
Current assets:
Cash	$101,703	(91,441)	(c)	—		$10,262
Restricted cash	2,386	82,764	(c)	—		85,150
Accounts receivable, net	129,308	—		—		129,308
Materials and supplies	24,776	—		(24,098)	(l)	678
Prepaid expenses	17,152	—		(2,347)		14,805
Other current assets	8,620	—		(4,247)		4,373
Deferred income tax, net	31,400	—		—		31,400

Total current assets	315,345	(8,677)		(30,692)		275,976

Property, plant, and equipment net	1,852,508	—		(28,838)	(f)(l)	1,823,670
Goodwill	595,120	—		(351,931)	(i)	243,189
Intangible assets, net	187,791	—		(30,381)	(g)	157,410
Prepaid pension asset	3,053	—		363	(h)	3,416
Debt issue costs, net	—	2,366	(d)	—		2,366
Restricted cash	1,678	—		—		1,678
Other assets	13,040	—		(3,874)	(l)	9,166

Total assets	$2,968,535	(6,311)		(445,353)		$2,516,871

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$—	—		—		$—
Current portion of capital lease obligations	1,233	—		—		1,233
Accounts payable	98,674	(23,735)		—		74,939
Claims payable and estimated claims accrual	—	94,292	(c)	—		94,292
Other accrued liabilities	61,065	(1,800)	(c)	(4,457)	(h)	54,808

Total current liabilities	160,972	68,757		(4,457)		225,272

Capital lease obligations	3,831	—		—		3,831
Accrued pension obligation	93,033	—		(7,905)	(h)	85,128
Employee benefit obligations	346,853	—		(13,599)	(h)	333,254
Deferred income taxes	56,408	331,493	(j)	(40,124)	(j)	347,777
Unamortized investment tax credits	4,313	—		(4,313)	(j)	—
Other long-term liabilities	12,079	(2,094)	(c)	13,138		23,123
Long-term debt, net of current portion	—	1,000,000	(d)	—		1,000,000

Total long-term liabilities	516,517	1,329,399		(52,803)		1,793,113

Total liabilities not subject to compromise	677,489	1,398,156		(57,260)		2,018,385

Liabilities subject to compromise	2,910,952	(2,910,952)		—		—

Total liabilities	3,588,441	(1,512,796)		(57,260)		2,018,385

Stockholders’ equity (deficit):
Predecessor Company common stock	894	(894)		—		—
Additional paid-in capital, Predecessor Company	725,804	(725,804)		—		—
Successor Company common stock	—	257	(i)	—		257
Additional paid-in capital, Successor Company	—	498,229	(i)	—		498,229
Retained deficit	(1,134,293)	1,734,697	(e)	(600,404)	(k)	—
Accumulated other comprehensive loss	(212,311)	—		212,311		—

Total stockholders’ equity (deficit)	(619,906)	1,506,485		(388,093)		498,486

Total liabilities and stockholders’ equity (deficit)	$2,968,535	(6,311)		(445,353)		$2,516,871

(a)	Represents amounts recorded for the implementation of the Plan on the Effective Date. This includes the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of New Common Stock and Warrants, designation of restricted cash to satisfy allowed claims and the cancellation of predecessor Old Common Stock resulting in a pre-tax gain of approximately $1,351.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of the pre-tax gain (in thousands, unaudited):

Liabilities subject to compromise	$2,910,952
Less: Transfer to claims reserve	(66,893

Remaining liabilities subject to compromise	2,844,059
Less: Issuance of debt and equity
New long-term debt	(1,000,000)
Successor common stock (at par value)	(251)
Successor additional paid-in capital	(476,403)
Successor warrants	(16,350)

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055

(b)	Represents the adjustments of assets and liabilities to fair value or other measurement in conjunction with adoption of fresh start accounting.

(c)	Records the Claims Reserve and the Cash Claims Reserve restricted for satisfaction of the reserve. The following reflects the components of the Claims Reserve (in thousands, unaudited):

Liabilities subject to compromise to be satisfied in cash	$66,893
Professional and restructuring fees	24,601
Other	9,894

Claims Reserve before emergence date payments	101,388

Less: Professional and restructuring fee payments	(7,096)

Claims Reserve at emergence	$94,292

The decrease in cash of $91.4 million at emergence is comprised of a reclassification of $82.8 million of operating cash to the Cash Claims Reserve within restricted cash to satisfy the Claims Reserve, $1.5 million of fees paid relating to debt financing and cash payments of $7.1 million for professional and restructuring fees. Tax claims were included in the Claims Reserve but were not included in the Cash Claims Reserve, because they were not required to be so included.

(d)	Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million ($1.5 million paid in cash on the Effective Date) related to the Exit Credit Agreement Loans are recorded in Debt issue costs, net and will be amortized over the terms of the respective agreements.

(e)	Reflects the cumulative impact of the reorganization adjustments (in thousands, unaudited):

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055
Income tax impact	(331,495)
Other	(11,561)

Total impact on condensed consolidated statement of operations	$1,007,999

Cancellation of predecessor common stock and additional paid-in capital	726,698

Total reorganization adjustments	$1,734,697

(f)	Reflects the fair values of property, plant and equipment in connection with fresh start accounting. Fair value estimates were based on the following valuation methods:
•	Land was valued using a combination of the market approach, which was primarily based on pertinent local sales and listings data, and the indirect cost approach, in which market trending indices were applied to the historical capital cost.

•	Other real property such as buildings, building improvements and leasehold improvements were valued using either: (1) current market cost to construct improvements where information regarding size, age, construction type, etc. was available and (2) current market trending indices applied to historical capital costs where such detailed information was not available.

•	Network assets (including central office and outside communications plant equipment) were valued using a combination of the direct replacement cost approach to value outside communications plant assets and an indirect cost approach in which current market trending indices were applied to the historical capital cost.

•	Other personal property such as furniture, fixtures and other equipment were valued using a combination of a “percent of cost” market approach and an indirect cost approach based on replacement costs and current market trending indices.
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

	January 24,	December 31,
	2011	2010
Pension Discount Rate — Management	5.22%	5.07%
Pension Discount Rate — Associate	5.84%	5.64%
Post-retirement Healthcare Discount Rate — Management	5.64%	5.45%
Post-retirement Healthcare Discount Rate — Associate	5.85%	5.65%
(i)	Reconciliation of enterprise value to the reorganization value of FairPoint assets, determination of goodwill and reconciliation of reorganization value of FairPoint assets to the Successor Company equity (in thousands, unaudited):

Business Enterprise Value	$1,498,486
Plus: Non-debt liabilities	1,018,385

Reorganization Value of FairPoint Assets	$2,516,871
Fair value of FairPoint assets (excluding goodwill)	(2,273,682)

Reorganization Value in Excess of Fair Value (Goodwill)	$243,189

During the second quarter of 2011, the Company made a reclassification adjustment to Property, Plant and Equipment related to fresh start accounting, which reduced goodwill by $12.8 million to $243.2 million.

Reorganization Value of FairPoint Assets	$2,516,871
Less: Non-debt liabilities	(1,018,385)
Debt	(1,000,000)

New Common Stock ($257) and Additional Paid-in- Capital ($498,229)	$498,486

(j)	Reflects the re-measurement of the Company’s deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of implementing the plan of reorganization and fresh start accounting in accordance with accounting guidance.

(k)	Reflects the adjustment of assets and liabilities to fair value or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of predecessor goodwill	$595,120
Elimination of predecessor intangible assets	187,791
Property, plant and equipment adjustment	56,258
Successor unfavorable agreement liabilities	13,690
Successor intangible assets	(157,410)
Successor goodwill	(243,189)
Pension and post-retirement health actuarial gain	(22,076)
Income tax impact	(40,124)
Other adjustments	(1,967)

Total impact on condensed consolidated statement of operations	$388,093
Elimination of accumulated other comprehensive loss	212,311

Total fair value adjustments and elimination of predecessor accumulated other comprehensive loss	$600,404

(l)	In conjunction with fresh start accounting, management of the Successor Company has changed its accounting policy to classify certain items relating to future use in capital projects with property, plant and equipment. As a result of this change in policy, management reclassified $24.1 million from materials and supplies and $3.3 million from other long-term assets to property, plant and equipment.
(3)	Accounting Policies
     In accordance with fresh start accounting, all assets and non-interest bearing liabilities were recorded at fair value on the Effective Date. Subsequent to being recorded at fair value, except for certain materials and supplies as noted above, these assets and liabilities continued to be accounted for in the manner in which they were accounted for prior to the Effective Date.
(a) Presentation and Use of Estimates
     The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The Company has reclassified certain prior period amounts in the condensed consolidated financial statements to be consistent with current period presentation. These reclassifications were made to correct the classification of performance assurance plans (“PAP”) penalties from selling, general and administrative expenses to contra-revenue and to correct the allocation of certain employee and general computer expenses between cost of services and selling, general and administrative expenses. Correction of these classification errors resulted in a decrease of $0.1 million and $0.9 million, respectively, to revenue, an increase of $2.4 million and $2.2 million, respectively, to cost of services, and a decrease of $2.5 million and $3.2 million, respectively, to selling, general and administrative expenses for the three and six months ended June 30, 2010. Correction of these classification errors had no impact on loss from operations or net loss.
     Examples of significant estimates include the allowance for doubtful accounts, revenue reserves, the recoverability of property, plant and equipment, valuation of intangible assets, pension and post-retirement benefit assumptions and income taxes. In addition, estimates have been made in determining the amounts and classification of certain liabilities subject to compromise.
(b) Revenue Recognition
     Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, voice services, Universal Service Fund receipts, Internet and broadband services, and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”). Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs filed with the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and filed with the Federal Communications Commission (the “FCC”).
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
     Long distance retail and wholesale services can be recurring due to coverage under an unlimited calling plan or usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and data services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.
     As of June 30, 2011 and December 31, 2010, unearned revenue of $16.6 million and $15.3 million, respectively, was included in other accrued liabilities on the condensed consolidated balance sheet. The majority of the Company’s miscellaneous revenue is provided from billing and collection and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.
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
(c) Restricted Cash
     As of June 30, 2011, the Company had $35.8 million of restricted cash from which outstanding bankruptcy claims and various other bankruptcy related fees will be paid, $2.0 million of restricted cash for removal of dual poles in Vermont and $0.7 million of cash restricted for other purposes.
     In total, the Company had $38.5 million of restricted cash at June 30, 2011 of which $37.5 million is shown in current assets and $1.0 million is shown as a non-current asset on the condensed consolidated balance sheet.
(d) Materials and Supplies
     Prior to the Effective Date, materials and supplies included new and reusable supplies and network equipment, which were stated principally at average original cost, except that specific costs were used in the case of large individual items.
     Materials and supplies of the Successor Company consist of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.
(e) Property, Plant and Equipment
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
(f) Computer Software and Interest Costs
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

     During the three months ended June 30, 2011, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, the Company capitalized $4.4 million, $8.5 million and $1.3 million, respectively, in software costs and less than $0.1 million in interest costs.
(g) Debt Issue Costs
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
     As of June 30, 2011 and December 31, 2010, the Company had capitalized debt issue costs of $2.1 million and $0.1 million, respectively, net of amortization.
(h) Goodwill and Other Intangible Assets
     As of December 31, 2010, goodwill consisted of the difference between the purchase price incurred in the acquisition of Legacy FairPoint (FairPoint Communications, Inc. exclusive of the local exchange business acquired from Verizon and its subsidiaries after giving effect to the Merger (the “Northern New England operations”)), using the purchase method of accounting and the fair value of net assets acquired. Upon the Effective Date, goodwill consists of the difference between the reorganization value of the predecessor company and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. In accordance with the Intangibles — Goodwill and Other Topic of the ASC, goodwill is not amortized, but is assessed for impairment at least annually.
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
     Given that the significant decline in the Company’s stock price since the Effective Date has caused its market capitalization to be below its book value, the Company reviewed indicators of impairment specified by the Intangibles — Goodwill and Other Topic of the ASC and concluded that it does not believe a triggering event has occurred. Therefore, an interim goodwill impairment test is not warranted at June 30, 2011. If this condition continues, it could imply that our goodwill may not be recoverable, thereby requiring an interim impairment test at September 30, 2011 or future periods that may result in a non-cash write-down of goodwill, which could have a significant adverse impact on our results of operations.
     During the second quarter of 2011, the Company made a reclassification adjustment to Property, Plant and Equipment based on fresh start accounting guidance, which reduced goodwill by $12.8 million. As of June 30, 2011 and December 31, 2010, the Company had goodwill of $243.2 million and $595.1 million, respectively.
     In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (in thousands):

	Successor	Predecessor
	Company	Company
	At	At
	June 30,	December 31,
	2011	2010
Customer lists (weighted average 9.0 years and 9.7 years for Successor Company and Predecessor Company, respectively):
Gross carrying amount	$99,000	$208,504
Less accumulated amortization	(5,417)	(62,073)

Net customer lists	93,583	146,431

Trade name (indefinite life):
Gross carrying amount	58,000	42,816

Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	—
Less accumulated amortization	(67)	—

Net favorable leasehold agreements	343	—

Total intangible assets, net	$151,926	$189,247

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
     Given that the significant decline in the Company’s stock price since the Effective Date has caused its market capitalization to be below its book value, the Company reviewed impairment triggering events specified by the Intangibles — Goodwill and Other Topic of the ASC and concluded that it does not believe a triggering event has occurred. Therefore, an interim non-amortizable intangible asset impairment test on the trade name is not warranted at June 30, 2011. If this condition continues, it could imply that the value of our trade name may not be recoverable, thereby requiring an interim impairment test at September 30, 2011 or future periods that may result in a non-cash write-down of the trade name, which could have a significant adverse impact on our results of operations.
     For its non-amortizable intangible asset impairment assessments, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows. Changes in one or more of these assumptions may result in the recognition of an impairment loss.
     The Company’s amortizable intangible assets consist of customer lists and favorable leasehold agreements. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 3(h) above.
(i) Accounting for Income Taxes
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
(j) Stock-based Compensation Plans
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
(k) Employee Benefit Plans
     The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation — Retirement Benefits Topic of the ASC. This Topic requires the recognition of a defined benefit post-retirement plan’s funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Amounts recognized through accumulated comprehensive income are amortized into current income in accordance with the Compensation — Retirement Benefits Topic of the ASC. Additionally, a company must determine the fair value of plan assets as of the company’s year end.
(l) Business Segments
     Management views its business of providing video, data and voice communication services to residential, wholesale and business customers as one business segment as defined in the Segment Reporting Topic of the ASC. The Company’s services consist of retail and wholesale telecommunications services, including voice, high speed Internet and other services in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
(m) Other Long-Term Liabilities
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
(4)	Recent Accounting Pronouncements
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
(5)	Dividends
     The Company currently does not pay a dividend on the New Common Stock and does not expect to reinstate the payment of dividends.
(6)	Income Taxes
     The Company recorded an income tax benefit to its Successor Company for the three months ended June 30, 2011 of $22.8 million, an income tax benefit to its Successor Company for the 157 day period ended June 30, 2011 of $38.2 million and an income tax expense to its Predecessor Company for the 24 day period ended January 24, 2011 of $279.9 million, respectively. The Company recorded an income tax benefit of $10.2 million and $6.7 million for the three and six months ended June 30, 2010, respectively.
     For the three months ended June 30, 2011, the Successor Company’s effective tax benefit rate on $49.9 million of pre-tax loss was 45.7%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment. Without the prior period adjustment the effective tax rate would have been 38.9%.
     For the 157 day period ended June 30, 2011, the Successor Company’s effective tax benefit rate on $89.7 million of pre-tax loss was 42.6%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment.
     For the 24 day period ended January 24, 2011, the Predecessor Company’s effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.
     The effective tax rate for the three months ended June 30, 2010 was a 15.9% benefit. The effective tax rate was impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in the Company’s valuation allowance for deferred tax assets due to its inability, by rule, to rely on future earnings to offset its NOLs during the Chapter 11 Cases.
     The effective tax rate for the six months ended June 30, 2010 was a 4.6% benefit. The effective tax rate was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). The effective tax rate for the six months ended June 30, 2010 was also impacted by non-deductible restructuring charges and post-petition interest. In addition, tax benefits from the reported loss during the period were partially offset by an increase in the valuation allowance on the Company’s deferred tax assets.
     At June 30, 2011, the Company had federal and state NOL carryforwards of $199.0 million that will expire from 2019 to 2031. At June 30, 2011, the Company had no alternative minimum tax credits. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from the Chapter 11 Cases also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. It is the Company’s belief that it can use the NOLs even with these restrictions in place.
     During the 24 days ended January 24, 2011 the Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no income from the discharge of indebtedness for the three months ended June 30, 2011 and the 157 days ended June 30, 2011. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.
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

     At June 30, 2011 and December 31, 2010, the Company established a valuation allowance of $29.3 million and $105.6 million, respectively, against its deferred tax assets.
     The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated, with the reduction as a result of the termination of the Tax Sharing Agreements with Verizon. The Company’s unrecognized tax benefits totaled $1.0 million as of June 30, 2011 and $5.4 million as of December 31, 2010. Of the $1.0 million of unrecognized tax benefits at June 30, 2011, the entire $1.0 million would impact the Company’s effective rate, if recognized. The unrecognized tax benefits relate to tax reserves recorded in a business combination. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.
     The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, the Company did not make any payment of interest and penalties. The Company had $1.0 million (after-tax) for the payment of interest and penalties accrued in the condensed consolidated balance sheet at December 31, 2010. There was nothing accrued in the condensed consolidated balance sheet for the payment of interest and penalties at June 30, 2011.
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
     As of June 30, 2011, the Company was not party to any interest rate swap agreements since the current variable to fixed swap market rates were substantially below the LIBOR floor contained in the Exit Credit Agreement.
     As of December 31, 2010, the Company was party to interest rate swap agreements under the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the “Swaps”) which effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate. The $98.8 million carrying value of the Swaps represented the termination value of the Swaps as determined by the respective counterparties following the filing of the Chapter 11 Cases. The Swaps were terminated on the Effective Date.
     The Company had determined that the Swaps did not meet the criteria for hedge accounting. Therefore, changes in fair value of the Swaps were recorded as other income (expense) on the condensed consolidated statement of operations. Following the filing of the Chapter 11 Cases, the Swaps retained their termination value and no gain or loss on derivative instruments was recorded to the consolidated statement of operations.

(8)	Long Term Debt

Long term debt for the Company at June 30, 2011 and December 31, 2010 is shown below (in thousands):

	Successor	Predecessor
	Company	Company
	June 30,	December 31,
	2011	2010

Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2010, due 2014 to 2015	$—	$1,970,963
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at June 30, 2011, due 2016	1,000,000	—
Senior notes, 13.125%, due 2018	—	549,996

Total outstanding long-term debt	1,000,000	2,520,959
Less amounts subject to compromise	—	(2,520,959)

Total long-term debt, net of amounts subject to compromise	$1,000,000	$—
Less current portion	(5,000)	—

Total long-term debt, net of current portion	$995,000	$—

     The estimated fair value of the Company’s long-term debt at June 30, 2011 and December 31, 2010 was approximately $897.5 million and $1,539.7 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates.
     As of June 30, 2011, the Company had $63.0 million, net of $12.0 million outstanding letters of credit, available for additional borrowing under the Exit Revolving Facility.
     As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-Petition Credit Facility and the Pre-Petition Notes were classified as liabilities subject to compromise in the condensed consolidated balance sheet as of December 31, 2010.
     Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrue interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million and $36.1 million, respectively, of interest on unsecured debts, at the stated contractual rates, was not accrued during the 24 days ended January 24, 2011 and the six months ended June 30, 2010. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim per the Plan.
     All pre-petition debt was terminated on the Effective Date.
          The approximate aggregate maturities of long-term debt for each of the five years subsequent to June 30, 2011 are as follows (in thousands):

Quarter ending June 30 (Successor
Company),
2012	$5,000
2013	10,000
2014	17,500
2015	37,500
2016	930,000

$1,000,000

     Exit Credit Agreement
     On the Effective Date, the Exit Borrowers entered into the Exit Credit Agreement Loans. On the Effective Date, the Company paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due on the Exit Maturity Date; provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Term Loan being due and payable on the Exit Maturity Date.
     The Exit Credit Agreement Loans are guaranteed by all of the Exit Financing Loan Parties. The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Revolving Facility are subject to certain customary conditions. As of June 30, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
     Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Exit Revolving Facility.

     Debtor-in-Possession Financing
     In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for the DIP Borrowers’ account ( the “DIP Financing”). Pursuant to the Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20.0 million. On March 11, 2010 the Bankruptcy Court issued the Final DIP Order, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court, of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for the DIP Borrowers’ account.
     Other material provisions of the DIP Credit Agreement included the following:
     Interest rates for borrowings under the DIP Credit Agreement were, at the DIP Borrowers’ option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.
     The DIP Credit Agreement provided for the payment to the DIP Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $0.4 million was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court, and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provided for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit.
     As of December 31, 2010, the Company had not borrowed any amounts under the DIP Credit Agreement; however, letters of credit had been issued under the DIP Credit Agreement for $18.7 million. Accordingly, as of December 31, 2010, the amount available under the DIP Credit Agreement was $56.3 million.
     The DIP Credit Agreement was terminated on the Effective Date. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Exit Credit Agreement on the Effective Date.
(9)	Employee Benefit Plans

The Company remeasured its pension and other post-employment benefit assets and liabilities as of December 31, 2010, in accordance with the Compensation—Retirement Benefits Topic of the ASC. This measurement was based on a weighted average discount rate of 5.61%, as well as certain other valuation assumption modifications. In conjunction with fresh start accounting, the Company remeasured its pension and other post-employment benefit assets and liabilities at the Effective Date. See note 2.

Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010 are presented below (in thousands).

	Successor Company
			One Hundred Fifty-Seven Days
	Three Months Ended		Ended
	June 30, 2011		June 30, 2011
		Post-		Post-
	Qualified	retirement	Qualified	retirement
	Pension	Health	Pension	Health
Service cost	$3,177	$4,310	$5,295	$7,183
Interest cost	3,655	4,813	6,092	8,022
Expected return on plan assets	(3,634)	(3)	(6,056)	(5)

Net periodic benefit cost	$3,198	$9,120	$5,331	$15,200

	Predecessor Company
	Twenty-Four Days Ended
	January 24, 2011
		Post-
	Qualified	retirement
	Pension	Health
Service cost	$849	$1,167
Interest cost	934	1,252
Expected return on plan assets	(1,089)	(1)
Amortization of prior service cost	98	276
Amortization of actuarial (gain) loss	283	368

Net periodic benefit cost	$1,075	$3,062

	Predecessor Company
	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	(Restated)		(Restated)
		Post-		Post-
	Qualified	retirement	Qualified	retirement
	Pension	Health	Pension	Health
Service cost	$2,881	$3,453	$5,762	$6,906
Interest cost	3,011	3,980	6,023	7,961
Expected return on plan assets	(4,148)	—	(8,296)	—
Amortization of prior service cost	381	1,072	762	2,145
Amortization of actuarial (gain) loss	279	778	558	1,555

Net periodic benefit cost	$2,404	$9,283	$4,809	$18,567

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
     For the three and six months ended June 30, 2011, the actual gain on the pension plan assets was approximately 1.8% and 5.0%, respectively. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company’s actual return on plan assets become significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans.
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
     The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that, in the aggregate, cover all eligible Northern New England operations employees (collectively, “the 401(k) Plans”). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion for management employees and based on the collective bargaining agreements for all other employees. For the six months ended June 30, 2011 and for the 401(k) Plan year ended December 31, 2010, the Company generally matched 100% of each employee’s contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.5 million, $4.8 million, $0.7 million, $2.6 million and $5.0 million for the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, respectively.
(10)	Earnings Per Share

Earnings per share has been computed in accordance with the Earnings Per Share Topic of the ASC. On the Effective Date, the Company adopted the Long Term Incentive Plan and entered into the Warrant Agreement. Awards pursuant to these agreements were evaluated for qualification as participating securities for inclusion in the calculation of basic earnings per share under the two-class method. It was determined that restricted shares of common stock under the Long Term Incentive Plan do qualify as participating securities although holders of these awards do not have a contractual obligation to share in losses of the Company. Accordingly, in a loss position, basic earnings per share of the Company is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. In an income position, basic earnings per share of the Company is computed by dividing net income by the weighted average number of shares of common stock outstanding and participating securities for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company

			One
			Hundred
	Three Months	Three	Fifty-Seven	Twenty-Four Days	Six Months
	Ended	Months	Days Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	January 24, 2011	June 30, 2010
		(Restated)			(Restated)
Weighted average number of common shares used for basic earnings per share	25,652	89,424	25,644	89,424	89,424
Effect of potential dilutive shares	—	—	—	271	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,652	89,424	25,644	89,695	89,424

Anti-dilutive shares excluded from the above reconciliation	5,006	2,535	5,006	712	2,535
     Weighted average number of common shares used for basic earnings per share excludes 543,641, 545,386, 16,666, 565,476 and 565,476 shares of restricted non-vested stock as of the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June, 30, 2010, respectively. Since the Company incurred a loss for the three months ended June 30, 2011, the 157 days ended June 30, 2011 and the three and six months ended June 30, 2010, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share.
(11)	Stockholders’ Equity (Deficit)

On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock and reserved 610,309 shares and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the three months ended June 30, 2011 the Company issued 2,183 shares and 3,723 Warrants from this reserve. During the six months ended June 30, 2011 the Company issued 539,738 shares and 3,723 Warrants from this reserve. At June 30, 2011, 37,500,000 shares of Common Stock were authorized, 26,195,265 shares of Common Stock were outstanding, and 70,571 shares and 120,289 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases.
(12)	Fair Value Measurements

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

     At the Effective Date, all assets and liabilities were remeasured at fair value under fresh start accounting. See note 2.
(13)	Commitments and Contingencies
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
     On June 30, 2011, the Bankruptcy Court entered a final decree closing certain of the Company’s bankruptcy cases due to the closed cases being fully administered. Of the 80 original bankruptcy cases, only five remain open. These cases are FairPoint Communications, Inc. (Case No. 09-16335), Northern New England Telephone Operations LLC (Case No. 09-16365), Telephone Operating Company of Vermont LLC (Case No. 09-16410), MJD Services Corp. (Case No. 09-16366) and Enhanced Communications of Northern New England Inc. (Case No. 09-16349).
(c) Service Quality Penalties
     The Company is subject to certain retail service quality requirements in the states of Maine, New Hampshire and Vermont. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. The Merger Orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to retail customer bills.
     During February 2010, the Company entered into the Regulatory Settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order, which have since been approved by the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont deferred fiscal 2008 and 2009 SQI penalties, as applicable, until December 31, 2010 and included a clause whereby such penalties would be forgiven in part or in whole if the Company met certain metrics for the twelve-month period ending December 31, 2010. As a result of improvements on certain SQI metrics, the Company expects to receive waivers of 60% in New Hampshire and 80% in Vermont under this clause, and, accordingly, reduced its accrual by $12.7 million in the three months ended December 31, 2010. However, the Company’s SQI metrics in the state of New Hampshire are currently subject to an audit ordered by the NHPUC. Therefore, the amount of the waiver in New Hampshire is subject to change depending on the results of the audit. In addition, the Regulatory Settlement for Maine deferred the Company’s fiscal 2008 and 2009 SQI penalties until March 2010.
     As of June 30, 2011 and December 31, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Based on the Company’s current estimate of its service quality penalties in these states, a decrease of $2.5 million in the estimated liability was recorded as an increase to revenue for the three months ended June 30, 2011 and the 157 days ended June 30, 2011 due to an improvement in the Company’s service performance, revisions to accruals and recent changes in Maine regulation which eliminated the multiplier rebate penalties beginning in fiscal 2011. An increase of $0.4 million, $2.0 million and $6.3 million in the estimated liability was recorded as a reduction to revenue for the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, respectively. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period. During the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, the Company paid out $2.4 million, $4.2 million, $0.6 million, $1.7 million and $2.1 million, respectively, of SQI penalties in the form of customer rebates, all of which were related to Maine fiscal 2008 and 2009 penalties. The Company has recorded a total liability of $13.8 million and $20.8 million on the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively, of which $9.1 million and $12.5 million, respectively, are included in other accrued liabilities. The remainder of the June 30, 2011 and December 31, 2010 liability is included in claims payable and estimated claims accrual and liabilities subject to compromise, respectively.
(d) Performance Assurance Plan Credits
     As part of the Merger Orders, the Company adopted a PAP for certain services provided on a wholesale basis to CLECs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of June 30, 2011 and 2010, the Company has recorded a reserve for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP credits for Vermont are recorded as liabilities since a majority of these credits are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company’s current estimate of its PAP credits in these states, a decrease of $0.9 million, a decrease of $0.1 million, an increase of $0.6 million, an increase of $1.3 million and an increase of $3.9 million in the estimated reserve was recorded as an increase/reduction to revenue for the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, respectively. During the three months ended June 30, 2011, the 157 days ended June 30, 2011, the 24 days ended January 24, 2011 and the three and six months ended June 30, 2010, the Company paid out $0.8 million, $2.9 million, $0.5 million, $2.3 million and $4.1 million, respectively, of PAP credits. The Company has recorded a total reserve of $5.5 million and $8.4 million on the consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, $4.1 million of the total reserve is recorded to the Claims Reserve and Liabilities Subject to Compromise, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and “Part II — Item 1A. Risk Factors” and “Cautionary Note Concerning Forward-Looking Statements” contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in twelve sections:
•	Overview

•	Fresh Start Accounting

•	Restatement

•	Basis of Presentation

•	Revenues

•	Operating Expenses

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	New Accounting Standards

•	Inflation

•	Liquidity and Capital Resources
Overview
     We are a leading provider of communications services in rural and small urban communities, offering an array of services, including HSD, Internet access, voice, television and broadband product offerings. We operate in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of June 30, 2011.
     We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 75 years.
     As our primary source of revenues, access lines are an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from CLECs, wireless carriers and cable television operators, increased availability of broadband services and challenging economic conditions. In addition, while we were operating under a transition services agreement with Verizon related to the Merger, we had limited ability to change current product offerings. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in HSD revenue as we continue to build out our network to provide HSD products to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to issues with transitioning certain back-office functions from Verizon’s integrated systems to our newly created systems and the Chapter 11 Cases, we lost significant market share in recent years. Our strategy is to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.
     We continue to expand our VantagePointSM network to support more high-speed data services and extend fiber into more communities across Maine, New Hampshire and Vermont. This fiber-optic build supplies critical infrastructure known as “backhaul” for wireless traffic in the region, and will address the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. Today we support 3G service on more than 1,600 towers in our Northern New England footprint. In the transformation to 4G service, we will have the capacity to provide Ethernet-over-fiber service to more than half of the towers with this initial network expansion.
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
     In July 2011, we joined with five other major communications companies in submitting a proposal to the FCC to speed broadband deployment to more than four million Americans living in rural areas. In addition, the National Telecommunications Cooperative Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies and Western Telecommunications Alliance put forth a proposal to the FCC which establishes a framework for reform. The two proposals, called America’s Broadband Connectivity Plan, share key goals of modernizing the federal Universal Service Fund (“USF”) so that it is focused on building and sustaining broadband networks without increasing the size of the fund and fundamentally reforming the Intercarrier Compensation (“ICC”) system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the proposals will benefit consumers and promote the goals of the National Broadband Plan, which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-efficiently as possible.
Fresh Start Accounting
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
     The June 30, 2010 Quarterly Report, which was impacted by the Restatement, was not amended. Accordingly, we caution you that certain information contained in the June 30, 2010 Quarterly Report should no longer be relied upon, including our previously issued and filed June 30, 2010 interim consolidated financial statements and any financial information derived therefrom (including, without limitation, information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in the June 30, 2010 Quarterly Report). In addition, we caution you that other communications or filings related to the June 30, 2010 interim consolidated financial statements which were filed or otherwise released prior to the filing by us of the 2010 Annual Report with the SEC should no longer be relied upon. All financial information in this Quarterly Report for the three and six months ended June 30, 2010 affected by the Restatement adjustments reflect such financial information as restated, including, without limitation, the amounts contained in “— Results of Operations”.
     The restated June 30, 2010 interim consolidated financial statements were corrected for the following errors:
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
     Other Adjustments
     In addition, as part of the restatement of the June 30, 2010 interim consolidated financial statements, we also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but are material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.
     The aggregate impact of these adjustments resulted in an increase to our previously reported pre-tax loss for the three and six month period ended June 30, 2010 of approximately $17.6 million and $28.3 million, respectively, which is mainly attributable to a reduction to reported revenues of approximately $2.4 million and $6.0 million, respectively, an increase to our previously reported operating expenses of approximately $18.3 million and $25.5 million, respectively, offset by a decrease in other expense of $3.2 million and $3.2 million, respectively. The aggregate impact of the adjustments for the three and six months ended June 30, 2010 resulted in an increase in net loss of approximately $17.6 million and $28.3 million, net of taxes, respectively, and a decrease in our reported capital expenditures of approximately $6.7 million and $11.4 million, respectively.
Basis of Presentation
     We view our business of providing data, voice and communication services to residential, wholesale and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of the three and six months ended June 30, 2011 versus the three and six months ended June 30, 2010 provides the best analysis of the results of operations. The only income statement items impacted by the reorganization are depreciation, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
Revenues
     We derive our revenues from:
•	Voice services. We receive revenues from our telephone operations from the provision of local exchange, long-distance, local private line, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Voice services revenues also include Universal Fund payments for high-cost support, local switching support, long-term support and Interstate Common Line Support.

•	Access. We receive revenues for the provision of network access, including interstate access and intrastate access.
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
•	Data and Internet services. We receive revenues from monthly recurring charges for services, including HSD, Internet and other services.

•	Other services. We receive revenues from other services, including video services (including cable television and video-over-DSL), billing and collection, directory services, public (coin) telephone and the sale and maintenance of customer premise equipment.
     The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

	Successor Company		Predecessor Company
	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of		% of
	$	Revenue	$	Revenue
			(Restated)
Revenue Source:
Voice services	$127,085	48%	$134,943	50%
Access	93,128	36%	96,182	35%
Data and Internet services	29,849	11%	28,961	11%
Other services	12,574	5%	11,477	4%

Total	$262,636	100%	$271,563	100%

							Predecessor
	Successor Company		Predecessor Company		Combined		Company
	One Hundred Fifty-		Twenty-Four Days
	Seven Days Ended		Ended		Six Months Ended		Six Months Ended
	June 30, 2011		January 24, 2011		June 30, 2011		June 30, 2010
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
							(Restated)
Revenue Source:
Voice services	$218,333	48%	$32,977	50%	$251,310	49%	$269,361	50%
Access	161,463	36%	23,023	35%	184,486	36%	193,038	36%
Data and Internet services	50,807	11%	7,537	11%	58,344	11%	56,028	10%
Other services	20,435	5%	2,841	4%	23,276	4%	23,937	4%

Total	$451,038	100%	$66,378	100%	$517,416	100%	$542,364	100%

          The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	June 30,	June 30,
	2011	2010
Access Line Equivalents:
Residential access lines	680,189	758,005
Business access lines	317,584	340,988
Wholesale access lines	82,231	91,138

Total switched access lines	1,080,004	1,190,131

High speed data subscribers	305,155	289,609

Total access line equivalents	1,385,159	1,479,740

Operating Expenses
          Our operating expenses consist of cost of services and sales, selling, general and administrative expenses and depreciation and amortization.
•	Cost of Services and Sales. Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits, materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

•	Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and wages and benefits not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space. Also included in selling, general and administrative expenses are non-cash expenses related to stock based compensation. Stock based compensation consists of compensation charges incurred in connection with the employee stock options, stock units and non-vested restricted stock granted to executive officers, other employees and directors.

•	Depreciation and amortization. Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.
Results of Operations
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
          The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor Company		Predecessor Company
	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
		% of		% of
	$	Revenue	$	Revenue
			(Restated)
Revenues	$262,636	100%	$271,563	100%

Operating expenses:
Costs of services and sales	114,468	43	133,211	49
Selling, general and administrative	88,316	34	97,062	36
Depreciation and amortization	90,614	35	71,472	26
Reorganization related expense	2,510	1	—	—

Total operating Expenses	295,908	113	301,745	111

Loss from operations	(33,272)	(13)	(30,182)	(11)
Interest expense	(16,996)	(6)	(35,721)	(13)
Other income (expense)	350	—	105	—

Loss before reorganization items and income taxes	(49,918)	(19)	(65,798)	(24)
Reorganization items	—	—	1,375	—

Loss before income taxes	(49,918)	(19)	(64,423)	(24)
Income tax benefit	22,821	9	10,245	4

Net loss	$(27,097)	(10)%	$(54,178)	(20)%

     Revenues decreased $8.9 million to $262.6 million in the second quarter of 2011 compared to the same period in 2010. We derive our revenues from the following sources:
     Voice services. Voice services revenues decreased $7.9 million to $127.1 million during the second quarter of 2011 compared to the same period in 2010, of which $6.5 million is attributable to a decrease in local calling services revenues and $1.4 million is due to a decrease in long distance services revenue. This decrease in voice services revenues is primarily due to the impact of a 9.3% decline in total switched access lines in service at June 30, 2011 compared to June 30, 2010, largely offset by a $4.5 million decline in SQI penalties and a $1.9 million decrease in PAP credits recorded during the second quarter of 2011 as compared to the second quarter of 2010. The decrease in the number of voice access lines is attributable to an increase in technology substitution and our competitors.
     Access. Access revenues decreased $3.1 million to $93.1 million during the second quarter of 2011 compared to the same period in 2010. Growth in special access revenue is being offset by declines in switched access and end user revenues as minutes of use decline. Special access revenue increased $1.3 million (2.8%) for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily due to revenue assurance activities, including back-billing. Switched access revenues decreased $2.8 million (11.7%) and end user revenues decreased $1.6 million (6.6%) primarily due to a 9.3% decline in total switched access lines in service at June 30, 2011 compared to June 30, 2010.
     Data and Internet services. Data and Internet services revenues increased $0.9 million to $29.8 million in the second quarter of 2011 compared to the same period in 2010. The increase was primarily attributable to a 5.4% increase in the number of HSD subscribers from June 30, 2010 to June 30, 2011 resulting from our bundling and other marketing efforts.
     Other services. Other services revenues increased $1.1 million to $12.6 million in the second quarter of 2011 compared to the same period in 2010.

Operating Expenses
     Cost of services and sales. Cost of services and sales decreased $18.7 million to $114.5 million in the second quarter of 2011 compared to the same period in 2010. This decrease is mainly attributable to $12.3 million recognized in the three months ended June 30, 2010 for the abandonment of certain capital projects and a reduction in access expenses associated with providing long distance and data and Internet services. In conjunction with fresh start accounting, on the Effective Date, the Company wrote off $4.8 million of deferred charges associated with customer activation fees of the predecessor company and recorded a $13.0 million liability for unfavorable union contracts. Accordingly, deferred charges related to customer activation fees decreased $2.3 million as compared to the three months ended June 30, 2010 and a $0.9 million reduction of employee expense was recorded for the amortization of unfavorable union contracts.
     Selling, general and administrative. Selling, general and administrative expenses decreased $8.7 million to $88.3 million in the second quarter of 2011 compared to the same period in 2010. The decrease is primarily attributable to a reduction in marketing expenses and contracted services, including professional fees incurred during the three months ended June 30, 2010 which were elevated in 2010. Bad debt expense for the three months ended June 30, 2011 remained relatively consistent with the second quarter of 2010.
     Depreciation and amortization. Depreciation and amortization expense increased $19.1 million to $90.6 million in the second quarter of 2011 compared to the same period in 2010. This is primarily attributable to the adoption of fresh start accounting upon the Effective Date whereby the carrying value of the long-lived assets of the Company were adjusted to fair value and the useful lives were adjusted.
     Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During the three months ended June 30, 2011, reorganization related expense is comprised of $2.5 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.
Other Results
     Interest expense. Interest expense decreased $18.7 million to $17.0 million in the second quarter of 2011 compared to the same period in 2010 due primarily to a significant decrease in our outstanding debt. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Exit Credit Agreement and began accruing interest on the Exit Credit Agreement Loans.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $0.4 million in the second quarter of 2011 compared with $0.1 million in the same period in 2010.
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the condensed consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended June 30, 2011 and 2010 was 45.7% benefit and 15.9% benefit, respectively. The effective tax rate for the three months ended June 30, 2011 was primarily impacted by a prior period adjustment. The effective tax rate for the three months ended June 30, 2010 was significantly impacted by non-deductible restructuring charges and post-petition interest.
     Net loss. Net loss for the three months ended June 30, 2011 was $27.1 million compared to $54.2 million for the same period in 2010. The difference in net loss between 2011 and 2010 is a result of the factors discussed above.
Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
     The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor	Predecessor
	Company	Company	Combined		Predecessor Company
	One Hundred		Six Months Ended		Six Months Ended
	Fifty-Seven	Twenty-Four	June 30, 2011		June 30, 2010
	Days Ended	Days Ended		% of		% of
	June 30, 2011	January 24, 2011	$	Revenue	$	Revenue
					(Restated)
Revenues	$451,038	$66,378	$517,416	100%	$542,364	100%

Operating expenses:
Costs of services and sales	201,641	38,766	240,407	46	270,680	50
Selling, general and administrative	151,798	27,161	178,959	35	190,646	35
Depreciation and amortization	153,393	21,515	174,908	34	142,854	26
Reorganization related expense	5,246	—	5,246	1	—	—

Total operating expenses	512,078	87,442	599,520	116	604,180	111

Loss from operations	(61,040)	(21,064)	(82,104)	(16)	(61,816)	(11)
Interest expense	(29,487)	(9,321)	(38,808)	(8)	(70,351)	(13)
Other income (expense)	831	(132)	699	—	131	—

Loss before reorganization items and income taxes	(89,696)	(30,517)	(120,213)	(24)	(132,036)	(24)
Reorganization items	—	897,313	897,313	174	(15,216)	(3)

(Loss) gain before income taxes	(89,696)	866,796	777,100	150	(147,252)	(27)
Income tax benefit (expense)	38,176	(279,889)	(241,713)	(47)	6,744	1

Net (loss) income	$(51,520)	$586,907	$535,387	103%	$(140,508)	(26)%

     Revenues decreased $24.9 million to $517.4 million in the first six months of 2011 compared to the same period in 2010. We derive our revenues from the following sources:
     Voice services. Voice services revenues decreased $18.1 million to $251.3 million during the first six months of 2011 compared to the same period in 2010, of which $15.1 million is attributable to a decrease in local calling services revenues and $3.0 million is due to a decrease in long distance services revenue. This decrease in voice services revenues is primarily due to the impact of a 9.3% decline in total switched access lines in service at June 30, 2011 compared to June 30, 2010, largely offset by a $8.4 million decline in SQI penalties and a $3.0 million decrease in PAP credits recorded during the first six months of 2011 as compared to the first six months of 2010. The decrease in the number of voice access lines is attributable to an increase in technology substitution and our competitors.
     Access. Access revenues decreased $8.6 million to $184.5 million during the first six months of 2011 compared to the same period in 2010. Growth in special access revenue is being offset by declines in switched access and end user revenues. Special access revenues increased by $1.9 million (2.0%) for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily due to revenue assurance activities, including back-billing. Switched access revenues decreased $7.5 million (15.3%) and end user revenues decreased $3.0 million (6.0%) primarily due to a 9.3% decline in total switched access lines in service at June 30, 2011 compared to June 30, 2010.
     Data and Internet services. Data and Internet services revenues increased $2.3 million to $58.3 million in the first six months of 2011 compared to the same period in 2010. The increase was primarily attributable to a 5.4% increase in the number of HSD subscribers from June 30, 2010 to June 30, 2011 resulting from our bundling and other marketing efforts.
     Other services. Other services revenues decreased $0.7 million to $23.3 million in the first six months of 2011 compared to the same period in 2010.
Operating Expenses
     Cost of services and sales. Cost of services and sales decreased $30.3 million to $240.4 million in the first six months of 2011 compared to the same period in 2010. This decrease is mainly attributable to $12.3 million recognized in the six months ended June 30, 2010 for the abandonment of certain capital projects in addition to a reduction in access expenses associated with providing long distance and data and Internet services and certain employee expenses. In conjunction with fresh start accounting, on the Effective Date, the Company wrote off $4.8 million of deferred charges associated with customer activation fees of the predecessor company and recorded a $13.0 million liability for unfavorable union contracts. Accordingly, deferred charges related to customer activation fees decreased $4.6 million as compared to the three months ended June 30, 2010 and a $1.6 million reduction of employee expense was recorded for the amortization of unfavorable union contracts.
     Selling, general and administrative. Selling, general and administrative expenses decreased $11.7 million to $179.0 million in the first six months of 2011 compared to the same period in 2010. The decrease is primarily attributable to a reduction in contracted services, including professional fees incurred during the six months ended June 30, 2010 related to external audit services which were elevated in 2010. In addition, marketing expenses were reduced by $2.8 million and bad debt expense decreased $3.0 million from $16.5 million for the six months ended June 30, 2010 to $13.5 million for the six months ended June 30, 2011.
     Depreciation and amortization. Depreciation and amortization expense increased $32.1 million to $174.9 million in the first six months of 2011 compared to the same period in 2010. This is primarily attributable to the adoption of fresh start accounting upon the Effective Date whereby the carrying value of the long-lived assets of the Company were adjusted to fair value and the useful lives were adjusted.
     Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During the six months ended June 30, 2011, reorganization related expense is mainly comprised of $5.9 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.
Other Results
     Interest expense. Interest expense decreased $31.5 million to $38.8 million in the first six months of 2011 compared to the same period in 2010 due primarily to a significant decrease in our outstanding debt. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Exit Credit Agreement and began accruing interest on the Exit Credit Agreement Loans.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $0.7 million in the first six months of 2011 compared with $0.1 million in the same period in 2010.

     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the condensed consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the six months ended June 30, 2011 and 2010 was 31.1% expense and 4.6% benefit, respectively. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by a prior period adjustment. The effective tax rate for the six months ended June 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million as a result of the enactment of the Health Care Act, which became law in March 2010 in addition to non-deductible restructuring charges and post-petition interest.
     Net (loss) income. Net income for the six months ended June 30, 2011 was $535.4 million compared to net loss of $140.5 million for the same period in 2010. The difference in net (loss) income between 2011 and 2010 is a result of the factors discussed above.
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
     Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. SQI penalties and PAP penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. All SQI and Vermont PAP penalties related to the Predecessor Company are recorded to the Claims Reserve at June 30, 2011 and to Liabilities Subject to Compromise at December 31, 2010.
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
     Goodwill was $243.2 million at June 30, 2011. We have recorded gross intangible assets related to customer relationships, the trade name and favorable leasehold agreements of $157.4 million as of June 30, 2011. As of June 30, 2011, there was $5.5 million of accumulated amortization recorded. The customer relationships and favorable leasehold agreements are being amortized over a weighted average life of approximately 9.0 years and 2.7 years, respectively. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.
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
     Given that the significant decline in our stock price since the Effective Date has caused our market capitalization to be below our book value, we reviewed indicators of impairment specified by the Intangibles — Goodwill and Other Topic of the ASC and concluded that we do not believe a triggering event has occurred. Therefore, an interim goodwill and non-amortizable intangible asset impairment test is not warranted at June 30, 2011. If this condition continues, it could imply that our goodwill and the value of our trade name may not be recoverable, thereby requiring an interim impairment test at September 30, 2011 or future periods that may result in a non-cash write-down of the goodwill and/or trade name, which could have a significant adverse impact on our results of operations.
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

     In October 2009, the FASB issued an ASU regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor- specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this ASU did not have a material impact on our condensed results of operations and financial position.
Inflation
      There are cost of living adjustment clauses in certain of the collective bargaining agreements covering our labor union employees. Considerable fluctuations in cost of living due to inflation could result in an adverse effect on our operations.

Liquidity and Capital Resources
Summary
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. Accordingly, our future and 157 days ended condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows will not be comparable in many respects to our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.
     Our short-term and long-term liquidity needs primarily arise from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support and grow our business; and (iv) payments into our qualified pension and post-retirement health plans. Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Exit Revolving Facility.
     Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Exit Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We expect to be in compliance with the maintenance covenants contained in the Exit Credit Agreement for 2011. However, our anticipated results are subject to significant uncertainty and our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of certain covenants set forth in our financing agreements could result in an event of default thereunder. An event of default would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under our Exit Revolving Facility would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under our Exit Credit Agreement, the lenders could proceed against any assets that were pledged to secure such facility.
     Cash and cash equivalents at June 30, 2011 totaled $13.1 million compared to $105.5 million at December 31, 2010, excluding restricted cash of $38.5 million and $4.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we could reclaim restricted cash of up to $32.6 million. There is no certainty that we will reclaim any, or all, of this amount.
Cash Flows
     Net cash provided by (used in) operating activities was $95.6 million, ($81.1) million and $102.3 million for the 157 days ended June 30, 2011, 24 days ended January 24, 2011 and six months ended June 30, 2010, respectively. Net cash provided by operating activities for the 157 days ended June 30, 2011 represents the operating activities of the Successor Company; however, it includes payment of $55.9 million in claims of the Predecessor Company, of which $46.9 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011 and six months ended June 30, 2010, no payments of interest were made, resulting in an increase in cash provided by operations of $9.0 million and $68.0 million, respectively. Upon our emergence from bankruptcy, we began paying interest on our outstanding debt in the normal course during the 157 days ended June 30, 2011.
     Net cash used in investing activities was $92.8 million, $12.5 million and $103.1 million for the 157 days ended June 30, 2011, 24 days ended January 24, 2011 and six months ended June 30, 2010, respectively, and is mainly comprised of capital expenditures for all periods.

     Net cash (used in) provided by financing activities was ($1.7) million and $2.9 million for the 24 days ended January 24, 2011 and six months ended June 30, 2010, respectively. Net cash used in financing activities for the 157 days ended June 30, 2011 was immaterial. We paid $2.4 million of loan origination costs on the Exit Credit Agreement, of which $0.9 million and $1.5 million were paid during the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, respectively. During the six months ended June 30, 2010, additional proceeds of $5.5 million were borrowed on the Pre-Petition Credit Facility related to outstanding letters of credit that were drawn upon by the holders and we paid $1.1 million of loan origination costs related to the DIP Credit Facility.
     We expect our contributions to our Company sponsored employee pension plans and post-retirement health plans will be approximately $9.1 million in 2011, of which $6.8 million is expected to be paid during the third quarter of 2011 related to the employee pension plans. Contributions to our Company sponsored employee pension plans in future years may be significantly higher due to several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of our pension asset portfolio, the number of retirees who elect to receive lump sum distributions from the pension plans and changes in the demographics of plan participants.
Capital Expenditures
     We expect our capital expenditures will be approximately $180 million to $200 million in 2011. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the Exit Revolving Facility.
     We have a five year contract with our primary IT vendor, which was executed in 2009. In the six months ended June 30, 2011 and 2010, we spent approximately $11.9 million and $14.6 million, respectively, for services under such contract, of which approximately $6.7 million and $7.6 million, respectively, was capitalized in accordance with the Intangibles — Goodwill and Other Topic and the Interest Topic of the ASC and approximately $5.2 million and $7.0 million, respectively, was included in operating expenses. Our contract includes a baseline spend in 2011 with this vendor of approximately $22.1 million, which will be allocated between capital expenditures and operating expenses depending on the type of activities performed. While the contract term is five years, we have the ability to reduce the amount we spend with this vendor below the baseline amount by either in-sourcing certain work functions or finding alternate vendors. In order to reduce our spend below the contractual amount, we are required to provide six months notice to the vendor for the work functions we wish to move or eliminate.
     On May 31, 2011 we provided notice to this vendor of our intent to in-source or alternatively source certain functions which we expect will result in a reduction of the baseline amount by approximately fifty percent on a go-forward basis commencing on December 1, 2011. We expect that savings will be largely offset in the near term by an increase in internal information technology (“IT”) employees and by other vendors for these functions and other IT initiatives.
Debt
Exit Credit Agreement
     On the Effective Date, the Exit Borrowers entered into the Exit Credit Agreement. The Exit Credit Agreement is comprised of the Exit Revolving Facility and the Exit Credit Agreement Loans. On the Effective Date, we paid to the lenders providing the Exit Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Exit Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Exit Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Exit Revolving Facility. The entire outstanding principal amount of the Exit Credit Agreement Loans is due on the Exit Maturity Date; provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million. The Exit Credit Agreement requires quarterly repayments of principal of the Exit Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Exit Credit Agreement being due and payable on the Exit Maturity Date.
     The Exit Credit Agreement Loans are guaranteed by all of our current and future direct and indirect subsidiaries, other than any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Exit Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission. The Exit Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Exit Financing Loan Parties, with first lien and payment waterfall priority for the Exit Revolving Facility and second lien priority for the Exit Term Loan.
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Revolving Facility are subject to certain customary conditions. As of June 30, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
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
Our DIP Facility
     In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided the DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. Pursuant to the Final DIP Order, the DIP Borrowers were permitted access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for our account. As of December 31, 2010, we had not borrowed any amounts under the DIP Credit Agreement other than letters of credit totaling $18.7 million that had been issued and were outstanding under the DIP Credit Agreement.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of June 30, 2011, we had total debt of $1,000.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins, as of June 30, 2011. As of June 30, 2011, the fair value of our debt was approximately $897.5 million based on the market prices of our debt at that date. Our Exit Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million.
     As of June 30, 2011, we had $63.0 million, net of $12.0 million outstanding letters of credit, available for additional borrowing under our Exit Revolving Facility. Interest payments on the Exit Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.
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
     We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the six months ended June 30, 2011, the actual gain on the pension plan assets has been approximately 5.0%. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to contribute additional funds to the pension plan.

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

     Our management has completed a number of steps designed to remediate these issues as discussed below. Management expects that the actions taken to date and additional actions planned will effectively eliminate the above referenced material weaknesses.
     We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address these material weaknesses or other deficiencies. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.
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
     A number of control improvements have been implemented during 2011 to continue to address the material weaknesses described above. These improvements include:
•	Restricting access to the privileged system account for our retail billing system;

•	Restricting access to shared administrator accounts to individuals with a valid business need for accessing those accounts;

•
Revising access to human resource, general ledger, accounts receivable, accounts payable, enterprise asset management, fixed assets, inventory, and purchase order functions within the Oracle system to eliminate certain segregation of duties issues;

•	Formalizing change management processes governing approval, testing and implementation of system and application changes;

•	Implementing upfront system edits and automated feed of project data between the engineering project management system used for outside plant projects and the Oracle project accounting system;

•	Enhancing the reconciliation procedures for various accounts, including the wholesale accounts receivable reconciliation;

•	Implementing an account reconciliation software application to facilitate execution and management monitoring of account reconciliations; and

•	Streamlining the process for preparation of the quarterly income tax provision.
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
     With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
     The risk factor presented below amends and restates the corresponding risk factor previously disclosed in “Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.
     Concentration of ownership among stockholders may prevent new investors decisions.
     Based on Schedules 13D and 13G filed by the respective holders, as of August 1, 2011, there are some institutional holders who own 5% or more of our outstanding Common Stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies.
     The risk factor presented below replaces in its entirety the risk factor entitled “Our financial condition and results of operations could be adversely affected if assets held in our Company sponsored pension plans suffer significant losses in market value.” disclosed in “Item 1A. Risk Factors” of our 2010 Annual Report.
     Our required pension contributions may be impacted by several factors and an increase in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and the market price of our Common Stock.
     We sponsor pension and post-retirement healthcare plans for certain employees. During the six months ended June 30, 2011, we experienced actual gains on pension plan assets totaling approximately 5.0%. Since the actuarial value of plan assets is dependent on the value of the assets held by each plan, a significant decline in the market value of such assets could have a detrimental impact on our pension plans and could result in us making additional contributions to these plans, as required under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited and we could be required to pay participant benefits from our assets. Such required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and the market price of our Common Stock.
     In addition, our required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of our pension asset portfolio, the number of retirees who elect to receive lump sum distributions from the pension plans and changes in the demographics of plan participants. Fluctuations or changes in any of these factors may cause the funded status of our plans to decline which may cause our required contributions under ERISA to increase significantly. Such an increase in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and the market price of our Common Stock.
     The risk factor presented below is hereby added to the risk factors previously disclosed in “Item 1A. Risk Factors” of the 2010 Annual Report under the heading “Risks Related to our Business”.
     Our goodwill and/or long-lived assets may become impaired in the future.
     Upon our emergence from Chapter 11 bankruptcy protection, we recorded our property, plant and equipment at fair value and we recorded amortizable intangible assets of $99.4 million, a non-amortizable intangible asset of $58.0 million and non-amortizable goodwill of $243.2 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets and goodwill are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. Indicators of impairment could include, but are not limited to: an inability to perform at levels that were forecasted; a permanent decline in market capitalization; implementation of restructuring plans; changes in industry trends; and/or unfavorable changes in our capital structure, cost of debt, interest rates or capital expenditures levels. Situations such as these could result in an impairment that would require a material non-cash charge to our results of operations and could have a material adverse effect on our consolidated results of operations.
     For example, a significant decline in our stock price could cause our market capitalization to fall below our book value. If this occurs, we may be required to conduct impairment testing and write down goodwill. As a result of the significant decline in our stock price from the Effective Date through August 9, 2011, our market capitalization is below our book value and we were required to review certain indicators of impairment at June 30, 2011. While we concluded that a goodwill impairment triggering event did not occur at June 30, 2011, if this condition continues, it could imply that our goodwill may not be recoverable. This would result in a non-cash write-down of goodwill, which could have a material adverse impact on our consolidated results of operations.

     There have been no other material changes to the risk factors disclosed in our 2010 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended June 30, 2011, pursuant to the Plan, the Company issued (i) 2,183 shares of New Common Stock in the aggregate to holders of FairPoint Communications Unsecured Claims, and (ii) Warrants to purchase an aggregate of 3,723 shares of New Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement.
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

FairPoint Communications, Inc.
Date: August 9, 2011	By:	/s/ Ajay Sabherwal

		Name:	Ajay Sabherwal
Title: Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
10.1	Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)
10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)
10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)
10.4	Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)
10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)
10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)
10.7	Form of Director Indemnity Agreement.(4)
10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)
10.10	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.(6)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)
10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)
10.13	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)
10.14	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.15	FairPoint Communications, Inc. 2010 Success Bonus Plan.†(1)
10.16	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.17	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)
10.18	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)
10.19	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)
10.20	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)
10.21	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)
10.22	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)
10.23	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)
10.24	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)
10.25	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)
10.26	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kathleen McLean.*†

Exhibit No.	Description
10.27	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kenneth W. Amburn.*†
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
21	Subsidiaries of FairPoint.*
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
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
** Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
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