Form 10-Q
period 2011-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2011-11-07
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     As of October 31, 2011, there were 26,198,142 shares of the registrant’s common stock, par value $0.01 per share, outstanding.
     Documents incorporated by reference: None

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2011 (Successor Company) (Unaudited) and December 31, 2010 (Predecessor Company)	5

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 (Successor Company), the 249 days ended September 30, 2011 (Successor Company), the 24 days ended January 24, 2011 (Predecessor Company) and the three and nine months ended September 30, 2010 (Predecessor Company) (Unaudited)	6

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2011 (Successor Company), the 249 days ended September 30, 2011 (Successor Company), 24 days ended January 24, 2011 (Predecessor Company) and the three and nine months ended September 30, 2010 (Predecessor Company) (Unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the 249 days ended September 30, 2011 (Successor Company) and the 24 days ended January 24, 2011 (Predecessor Company) (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the 249 days ended September 30, 2011 (Successor Company), the 24 days ended January 24, 2011 (Predecessor Company) and the nine months ended September 30, 2010 (Predecessor Company) (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66

Item 4.	Controls and Procedures	67

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	69

Item 1A.	Risk Factors	69

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69

Item 3.	Defaults Upon Senior Securities	69

Item 4.	(Removed and Reserved)	69

Item 5.	Other Information	69

Item 6.	Exhibits	69

	Signatures	70
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

•	material adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our recently announced workforce reduction and labor negotiations, and any resulting financial or operational impact, in the markets we serve;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	the effects of competition on the markets we serve;

•	use by customers of alternative technologies and the loss of access lines;

•	availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	our ability to meet obligations to our Company-sponsored pension plans and post-retirement healthcare plans; and

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the “SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

     These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in “Part I — Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), as amended or supplemented by “Part II — Item 1A. Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, and “Part II — Item 1A. Risk Factors” contained in this Quarterly Report, as applicable. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K and Schedule 14A.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2011 and December 31, 2010
(in thousands, except share data)

	Successor Company	Predecessor Company
	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets:
Cash	$9,852	$105,497
Restricted cash	27,886	2,420
Accounts receivable, net	113,034	125,170
Materials and supplies	904	22,193
Prepaid expenses	14,963	18,841
Other current assets	1,991	6,092
Deferred income tax, net	33,972	31,400

Total current assets	202,602	311,613

Property, plant and equipment, net	1,718,352	1,859,700
Goodwill	—	595,120
Intangible assets, net	130,933	189,247
Prepaid pension asset	4,296	2,960
Debt issue costs, net	1,944	119
Restricted cash	723	1,678
Other assets	9,921	13,357

Total assets	$2,068,771	$2,973,794

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$7,500	$—
Current portion of capital lease obligations	1,250	1,321
Accounts payable	70,323	66,557
Claims payable and estimated claims accrual	27,575	—
Accrued interest payable	183	3
Other accrued liabilities	59,603	63,279

Total current liabilities	166,434	131,160

Capital lease obligations	3,004	3,943
Accrued pension obligation	87,915	92,246
Employee benefit obligations	360,779	344,463
Deferred income taxes	269,912	67,381
Unamortized investment tax credits	—	4,310
Other long-term liabilities	17,821	12,398
Long-term debt, net of current portion	992,500	—

Total long-term liabilities	1,731,931	524,741

Total liabilities not subject to compromise	1,898,365	655,901

Liabilities subject to compromise	—	2,905,311

Total liabilities	1,898,365	3,561,212

Stockholders’ equity (deficit):
Predecessor Company common stock, $0.01 par value, 200,000,000 shares authorized, issued and outstanding 89,440,334 shares at December 31, 2010	—	894
Additional paid-in capital, Predecessor Company	—	725,786
Successor Company common stock, $0.01 par value, 37,500,000 shares authorized, 26,198,640 shares issued and outstanding at September 30, 2011	262	—
Additional paid-in capital, Successor Company	501,105	—
Retained deficit	(330,961)	(1,101,294)
Accumulated other comprehensive loss	—	(212,804)

Total stockholders’ equity (deficit)	170,406	(587,418)

Total liabilities and stockholders’ equity (deficit)	$2,068,771	$2,973,794

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months ended September 30, 2011, 249 Days ended September 30, 2011,
24 Days ended January 24, 2011 and and Three and Nine Months ended September 30, 2010
(Unaudited)
(in thousands)

	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company
	Three Months	Three Months	Two Hundred Forty-	Twenty-Four	Nine Months
	Ended	Ended	Nine Days Ended	Days Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	January 24, 2011	September 30, 2010
		(Restated)			(Restated)
Revenues	$257,912	$260,630	$708,950	$66,378	$802,994

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	120,149	118,765	321,790	38,766	389,445
Selling, general and administrative expense, excluding depreciation and amortization	93,334	99,412	245,132	27,161	290,058
Depreciation and amortization	91,547	72,364	244,940	21,515	215,218
Reorganization related (income) expense	(3,735)	—	1,511	—	—
Impairment of intangible assets and goodwill	262,019	—	262,019	—	—

Total operating expenses	563,314	290,541	1,075,392	87,442	894,721

Loss from operations	(305,402)	(29,911)	(366,442)	(21,064)	(91,727)

Other income (expense):
Interest expense	(17,147)	(35,358)	(46,634)	(9,321)	(105,709)
Other	488	2,207	1,319	(132)	2,338

Total other expense	(16,659)	(33,151)	(45,315)	(9,453)	(103,371)

Loss before reorganization items and income taxes	(322,061)	(63,062)	(411,757)	(30,517)	(195,098)
Reorganization items	—	(10,352)	—	897,313	(25,568)

(Loss) income before income taxes	(322,061)	(73,414)	(411,757)	866,796	(220,666)
Income tax benefit (expense)	42,620	7,330	80,796	(279,889)	14,074

Net (loss) income	$(279,441)	$(66,084)	$(330,961)	$586,907	$(206,592)

Weighted average shares outstanding:
Basic	25,654	89,424	25,648	89,424	89,424

Diluted	25,654	89,424	25,648	89,695	89,424

(Loss) earnings per share:
Basic	$(10.89)	$(0.74)	$(12.90)	$6.56	$(2.31)

Diluted	$(10.89)	$(0.74)	$(12.90)	$6.54	$(2.31)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
Three Months ended September 30, 2011, 249 Days ended September 30, 2011,
24 Days ended January 24, 2011 and Three and Nine Months ended September 30, 2010
(Unaudited)
(in thousands)

	Successor	Predecessor	Successor
	Company	Company	Company	Predecessor Company
	Three Months	Three Months	Two Hundred Forty-	Twenty-Four	Nine Months
	Ended	Ended	Nine Days Ended	Days Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	January 24, 2011	September 30, 2010
		(Restated)			(Restated)
Net (loss) income	$(279,441)	$(66,084)	$(330,961)	$586,907	$(206,592)

Other comprehensive income, net of taxes:
Defined benefit pension and post-retirement plans (net of $0 million, $1.4 million, $0 million, $0.5 million and $3.4 million tax expense, respectively)	—	2,101	—	493	5,105

Total other comprehensive income	—	2,101	—	493	5,105

Comprehensive (loss) income	$(279,441)	$(63,983)	$(330,961)	$587,400	$(201,487)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
249 Days ended September 30, 2011 and 24 Days ended January 24, 2011
(Unaudited)
(in thousands)

					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	deficit	(loss) income	equity (deficit)
Balance at December 31, 2010 (Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)

Net income	—	—	—	586,907	—	586,907
Stock based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company Common Stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of Successor Company Common Stock	25,660	257	481,879	—	—	482,136
Issuance of Successor Company warrants	—	—	16,350	—	—	16,350

Balance at January 24, 2011 (Successor Company)	25,660	$257	$498,229	$—	$—	$498,486

Net loss	—	—	—	(330,961)	—	(330,961)
Issuance of Successor Company Common Stock	540	5	(5)	—	—	—
Issuance of restricted stock	14	—	—	—	—	—
Forfeiture of restricted stock	(15)	—	—	—	—	—
Stock based compensation expense	—	—	2,881	—	—	2,881

Balance at September 30, 2011 (Successor Company)	26,199	$262	$501,105	$(330,961)	$—	$170,406

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
249 Days ended September 30, 2011, 24 Days ended January 24, 2011 and the Nine Months ended September 30, 2010
(Unaudited)
(in thousands)

	Successor Company	Predecessor Company
	Two Hundred Forty-	Twenty-Four	Nine Months
	Nine Days Ended	Days Ended	Ended
	September 30, 2011	January 24, 2011	September 30, 2010
			(Restated)
Cash flows from operating activities:
Net income (loss)	$(330,961)	$586,907	$(206,592)

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(80,119)	276,204	(14,375)
Provision for uncollectible revenue	15,713	3,454	27,524
Depreciation and amortization	244,940	21,515	215,218
Post-retirement accruals	25,512	2,654	24,746
Pension accruals	1,709	986	7,509
Loss on abandoned projects	—	—	13,049
Impairment of intangible assets and goodwill	262,019	—	—
Other non cash items	(150)	130	1,737
Changes in assets and liabilities arising from operations:
Accounts receivable	1,839	(7,752)	(721)
Prepaid and other assets	2,030	(3,423)	(13,350)
Accounts payable and accrued liabilities	(2,636)	30,258	11,488
Accrued interest payable	183	9,017	102,535
Other assets and liabilities, net	268	177	(4,457)
Reorganization adjustments:
Non-cash reorganization income	(5,290)	(917,358)	(20,219)
Claims payable and estimated claims accrual	(64,091)	(1,096)	—
Restricted cash — cash claims reserve	56,544	(82,764)	—

Total adjustments	458,471	(667,998)	350,684

Net cash provided by (used in) operating activities	127,510	(81,091)	144,092

Cash flows from investing activities:
Net capital additions	(128,538)	(12,477)	(156,927)
Distributions from investments	636	—	449

Net cash used in investing activities	(127,902)	(12,477)	(156,478)

Cash flows from financing activities:
Loan origination costs	(884)	(1,500)	(1,100)
Proceeds from issuance of long-term debt	—	—	5,513
Restricted cash	1,675	34	(68)
Repayment of capital lease obligations	(809)	(201)	(1,608)

Net cash (used in) provided by financing activities	(18)	(1,667)	2,737

Net change	(410)	(95,235)	(9,649)
Cash, beginning of period	10,262	105,497	109,355

Cash, end of period	$9,852	$10,262	$99,706

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	2,777	1,818	1,250
Reorganization costs paid	19,282	11,110	31,152
See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)
(1) Organization and Basis of Financial Reporting
     FairPoint is a leading provider of communications services in rural and small urban communities, primarily in northern New England, offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings, to residential, wholesale and business customers. FairPoint operates in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD, which includes digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2011.
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
     Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represented the fair value of the entity before considering liabilities, and approximated the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future condensed consolidated statements of financial position and condensed consolidated statements of operations will not be comparable in many respects to the Company’s condensed consolidated statements of financial position and condensed consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization. See note 2 for a presentation of the impact of emergence from reorganization and fresh start accounting on the Company’s financial position.
Restatement
     In the 2010 Annual Report, the Company restated (the “Restatement”) its unaudited interim condensed consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010.
     The Company’s previously filed Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “September 30, 2010 Quarterly Report”), which was impacted by the Restatement, was not amended. Accordingly, the Company cautions you that certain information contained in the September 30, 2010 Quarterly Report should no longer be relied upon, including the Company’s previously issued and filed September 30, 2010 interim consolidated financial statements and any financial information derived therefrom. In addition, the Company cautions you that other communications or filings related to the September 30, 2010 interim consolidated financial statements which were filed or otherwise released prior to the filing of the 2010 Annual Report with the SEC, should no longer be relied upon. All financial information in this Quarterly Report for the three and nine months ended September 30, 2010 affected by the Restatement adjustments reflect such financial information as restated.
The restated September 30, 2010 interim consolidated financial statements were corrected for the following errors:
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
     Other Adjustments
     In addition, as part of the restatement of the September 30, 2010 interim consolidated financial statements, the Company also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but were material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties, and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.
     The aggregate impact of these adjustments resulted in an increase to the Company’s previously reported pre-tax loss for the nine month period ended September 30, 2010 of approximately $28.4 million and no impact to the three month period ended September 30, 2010. The change for the three and nine months ended September 30, 2010 is mainly attributable to an increase (reduction) to reported revenues of approximately $2.1 million and $(3.9) million, respectively, an increase to the Company’s previously reported operating expenses of approximately $1.4 million and $26.8 million, respectively, an increase of expense to the Company’s previously reported reorganization items of approximately $0.7 million and $0.9 million, respectively, offset by a decrease in other expense of $0 million and $3.2 million, respectively. The aggregate impact of the adjustments for the nine months ended September 30, 2010 resulted in an increase in net loss of approximately $28.4 million, net of taxes, and no change in net loss, net of taxes, for the three months ended September 30, 2010, and a decrease in the Company’s reported capital expenditures of approximately $4.1 million and $15.4 million, respectively, for the three and nine months ended September 30, 2010.
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
Litigation Trust Agreement
     On the Effective Date, the Company entered into the FairPoint Litigation Trust Agreement (the “Litigation Trust Agreement”) with Mark E. Holliday, as litigation trustee (the “Litigation Trustee”), and the official committee of unsecured creditors appointed in the Chapter 11 Cases, pursuant to which the Litigation Trust was established for the benefit of specified holders of allowed claims and for the pursuit of certain causes of action against Verizon arising in connection with the Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon, Spinco and FairPoint Communications, as amended (the “Merger Agreement”). Pursuant to the Plan, the Company transferred such claims and causes of actions against Verizon related to the Merger Agreement to the Litigation Trust with title to such claims and causes of action being free and clear of all liens, charges, claims, encumbrances and interests except for the return to FairPoint Communications of any funds deposited in the Litigation Trust bank account. In addition, pursuant to the Plan, the Company transferred funds to the Litigation Trust to pay the reasonable costs and expenses associated with the administration of the Litigation Trust. Pursuant to the Litigation Trust Agreement, the Litigation Trustee may request additional funding for the Litigation Trust from the Company following the Effective Date; provided, that (i) any such additional funding will be subject to the approval of the New Board in its sole discretion, (ii) after giving effect to such additional funding, the Company’s cash on hand may not be less than $20.0 million (after taking into account the cash distributions to be made) and (iii) no proceeds of any borrowings under the Exit Revolving Facility may be used to fund such additional funding. The Litigation Trustee may prosecute the transferred claims and causes of action against Verizon as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the beneficiaries of the Litigation Trust and otherwise carry out the provisions of the Litigation Trust Agreement. During June 2011, the money in the Litigation Trust account was distributed to the Litigation Trust and is no longer held by the Company at September 30, 2011.
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
Plan Injunction
     Except as otherwise provided in the Plan, the Confirmation Order enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Company or its properties to recover on, collect or secure a claim arising prior to the Effective Date. Thus, for example, creditor actions to obtain possession of property from the Company, or to create, perfect or enforce any lien against our property, or to collect on monies owed or otherwise exercise rights or remedies with respect to a claim arising prior to the Effective Date, are enjoined except as provided in the Plan.
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
     Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represented the fair value of the entity before considering liabilities, and approximated the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. See note 3(i) for more information on goodwill. In addition to fresh start accounting, the Company’s future consolidated financial statements will reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s future consolidated statements of financial position and consolidated statements of operations will not be comparable in many respects to the Company’s consolidated statements of financial position and consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.
Reorganization Items
     Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Predecessor Company
		Three Months	Nine Months
	Twenty-Four	Ended	Ended
	Days Ended	September 30,	September 30,
	January 24, 2011	2010	2010
		(Restated)	(Restated)
Professional fees (a)	$(13,965)	$(11,395)	$(44,922)
Success bonus (b)	—	1,210	(725)
Non-cash allowed claim adjustments (c)	—	—	(977)
Cancellation of debt income (d)	1,351,057	(167)	21,056
Goodwill adjustment (e)	(351,931)	—	—
Intangible assets adjustment (e)	(30,381)	—	—
Property, plant and equipment adjustment (e)	(56,258)	—	—
Pension and post-retirement healthcare adjustment (e)	22,076	—	—
Other assets and liabilities adjustment (e)	(16,037)	—	—
Tax account adjustments (e)	4,313	—	—
Other (f)	(11,561)	—	—

Total reorganization items	$897,313	$(10,352)	$(25,568)

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
(f) Includes expenses associated with the Long Term Incentive Plan, the Litigation Trust and the write-off of the predecessor company’s long term incentive plan and director and officer policy.
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
     As of October 31, 2011, claims totaling $4.9 billion have been filed with the Bankruptcy Court against the Company, $2.8 billion of which have been settled and $1.1 billion of which have been disallowed by the Bankruptcy Court. Additionally, $9.0 million of these claims have been withdrawn by the respective creditors and $1.04 billion of these claims remain open, pending settlement or objection, including $1.01 billion of duplicative claims filed by one company and its affiliates. The Company expects the majority of these pending claims to be disallowed. In light of the Company’s emergence from bankruptcy on the Effective Date, the Company does not anticipate a significant number of new and amended claims to be filed in the future. The Company has identified, and expects to continue to identify, many claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or superseded, are without merit or are overstated or for other reasons. The Company expects to continue to file objections in the future. Because the process of analyzing and objecting to claims will be ongoing, the amount of disallowed claims may increase significantly in the future.
     On the Effective Date, the Company distributed cash, entered into the Exit Credit Agreement, and issued shares of New Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a cash reserve to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Cash Claims Reserve”) of $82.8 million and reserved 72,754 shares of New Common Stock and Warrants to purchase 124,012 shares of New Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of New Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of October 31, 2011, has been decreased to $25.5 million. As of October 31, 2011, 69,194 shares of New Common Stock and Warrants to purchase 117,943 shares of New Common Stock remain to be distributed in satisfaction of pending claims.

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
Fresh Start Accounting
     Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, fresh start accounting principles were applied on the Effective Date pursuant to the provisions of the Reorganizations Topic of the ASC. The adoption of fresh start accounting resulted in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods will report the results of a new entity with no beginning retained earnings. All periods as of and after the Effective Date are referred to as the Successor Company, whereas all periods preceding the Effective Date are referred to as the Predecessor Company. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all Successor Company assets and liabilities were recorded at their estimated fair values upon the Effective Date and the Predecessor Company’s retained deficit and accumulated other comprehensive income were eliminated. Any presentation of the Successor Company represents the financial position and results of operations of the new reporting entity and is not comparable to prior periods.
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
     In accordance with fresh start accounting, which incorporated the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC, the Company recorded the assets and non-interest bearing liabilities at fair value, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively. The Company also recorded the Successor Company debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the Successor Company. The enterprise value was dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized.

     The implementation of the Plan and the adoption of fresh start accounting in the Company’s consolidated balance sheet as of January 24, 2011 were as follows:
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Reorganized Condensed Consolidated Balance Sheet
As of January 24, 2011
(Unaudited)
(in thousands, except share data)

	Predecessor	Reorganization		Fresh Start
	Company	Adjustments (a)		Adjustments (b)		Successor Company
Assets
Current assets:
Cash	$101,703	(91,441)	(c)	—		$10,262
Restricted cash	2,386	82,764	(c)	—		85,150
Accounts receivable, net	129,308	—		—		129,308
Materials and supplies	24,776	—		(24,098)	(l)	678
Prepaid expenses	17,152	—		(2,347)		14,805
Other current assets	8,620	—		(4,247)		4,373
Deferred income tax, net	31,400	—		—		31,400

Total current assets	315,345	(8,677)		(30,692)		275,976

Property, plant and equipment, net	1,852,508	—		(28,838)	(f)(l)	1,823,670
Goodwill	595,120	—		(351,931)	(i)	243,189
Intangible assets, net	187,791	—		(30,381)	(g)	157,410
Prepaid pension asset	3,053	—		363	(h)	3,416
Debt issue costs, net	—	2,366	(d)	—		2,366
Restricted cash	1,678	—		—		1,678
Other assets	13,040	—		(3,874)	(l)	9,166

Total assets	$2,968,535	(6,311)		(445,353)		$2,516,871

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$—	—		—		$—
Current portion of capital lease obligations	1,233	—		—		1,233
Accounts payable	98,674	(23,735)		—		74,939
Claims payable and estimated claims accrual	—	94,292	(c)	—		94,292
Other accrued liabilities	61,065	(1,800)	(c)	(4,457)	(h)	54,808

Total current liabilities	160,972	68,757		(4,457)		225,272

Capital lease obligations	3,831	—		—		3,831
Accrued pension obligation	93,033	—		(7,905)	(h)	85,128
Employee benefit obligations	346,853	—		(13,599)	(h)	333,254
Deferred income taxes	56,408	331,493	(j)	(40,124)	(j)	347,777
Unamortized investment tax credits	4,313	—		(4,313)	(j)	—
Other long-term liabilities	12,079	(2,094)	(c)	13,138		23,123
Long-term debt, net of current portion	—	1,000,000	(d)	—		1,000,000

Total long-term liabilities	516,517	1,329,399		(52,803)		1,793,113

Total liabilities not subject to compromise	677,489	1,398,156		(57,260)		2,018,385

Liabilities subject to compromise	2,910,952	(2,910,952)		—		—

Total liabilities	3,588,441	(1,512,796)		(57,260)		2,018,385

Stockholders’ equity (deficit):
Predecessor Company common stock	894	(894)		—		—
Additional paid-in capital, Predecessor Company	725,804	(725,804)		—		—
Successor Company common stock	—	257	(i)	—		257
Additional paid-in capital, Successor Company	—	498,229	(i)	—		498,229
Retained deficit	(1,134,293)	1,734,697	(e)	(600,404)	(k)	—
Accumulated other comprehensive loss	(212,311)	—		212,311		—

Total stockholders’ equity (deficit)	(619,906)	1,506,485		(388,093)		498,486

Total liabilities and stockholders’ equity (deficit)	$2,968,535	(6,311)		(445,353)		$2,516,871

(a)
Represents amounts recorded for the implementation of the Plan on the Effective Date. This included the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of New Common Stock and Warrants, designation of restricted cash to satisfy allowed claims and the cancellation of predecessor Old Common Stock resulting in a pre-tax gain of approximately $1,351.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of the pre-tax gain (in thousands, unaudited):

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

The decrease in cash of $91.4 million at emergence was comprised of a reclassification of $82.8 million of operating cash to the Cash Claims Reserve within restricted cash to satisfy the Claims Reserve, $1.5 million of fees paid relating to debt financing and cash payments of $7.1 million for professional and restructuring fees. Tax claims were included in the Claims Reserve but were not included in the Cash Claims Reserve, because they were not required to be so included.

(d)
Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million ($1.5 million paid in cash on the Effective Date) related to the Exit Credit Agreement Loans were recorded in Debt issue costs, net and will be amortized over the terms of the respective agreements.

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

The indices utilized were selected from industry accepted and published cost indices including the Bureau of Labor Statistics, Marshall Valuation Service, Consumer Price Indices, NACREIF Property Index and AUS Telephone Plant Index.

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

(h)
An adjustment of $22.1 million (net) was recorded to measure the pension and other post-retirement employee benefit obligations as of the Effective Date. This adjustment primarily reflects the change in the weighted average discount rate applied to projected benefit obligations from the prior measurement date to the Effective Date. The discount rates applied to projected obligations changed as follows:

	January 24, 2011	December 31, 2010
Pension Discount Rate — Management	5.22%	5.07%
Pension Discount Rate — Associate	5.84%	5.64%
Post-retirement Healthcare Discount Rate — Management	5.64%	5.45%
Post-retirement Healthcare Discount Rate — Associate	5.85%	5.65%

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

(l)
In conjunction with fresh start accounting, management of the Successor Company changed its accounting policy to classify certain items relating to future use in capital projects with property, plant and equipment. As a result of this change in policy, management reclassified $24.1 million from materials and supplies and $3.3 million from other long-term assets to property, plant and equipment.

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
     (b) Revenue Recognition
     Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, voice services, Universal Service Fund receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”). Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs filed with the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and filed with the Federal Communications Commission (the “FCC”).
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
     As of September 30, 2011 and December 31, 2010, unearned revenue of $17.8 million and $15.3 million, respectively, was included in other accrued liabilities on the condensed consolidated balance sheet.

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
     Service quality index (“SQI”) penalties and certain performance assurance plan (“PAP”) penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the Competitive Local Exchange Carrier (“CLEC”) bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.
     Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
     Management makes estimated adjustments, as necessary, to revenue or accounts receivable for billing errors, including certain disputed amounts.
     (c) Restricted Cash
     As of September 30, 2011, the Company had $26.2 million of restricted cash from which outstanding bankruptcy claims and various other bankruptcy related fees will be paid, $1.7 million of restricted cash for removal of dual poles in Vermont and $0.7 million of cash restricted for other purposes.
     In total, the Company had $28.6 million of restricted cash at September 30, 2011 of which $27.9 million is shown in current assets and $0.7 million is shown as a non-current asset on the condensed consolidated balance sheet.
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
     Property additions after the Effective Date are recorded and depreciated in a manner consistent with the Predecessor Company utilizing the estimated asset lives presented in the following table:

Category	Average Life (In Years)
Buildings	45
Central office equipment	5 – 11
Outside communications plant
Copper cable	15 – 18
Fiber cable	25
Poles and conduit	30 – 50
Furniture, vehicles and other	3 – 15
     The Company believes that current estimated useful asset lives are reasonable, although they are subject to regular review and analysis. In the evaluation of asset lives, multiple factors are considered, including, but not limited to, the ongoing network deployment, technology upgrades and enhancements, planned retirements and the adequacy of reserves.
     (f) Long-Lived Assets
     Property, plant and equipment and intangible assets subject to amortization are reviewed for impairment as required by the Property, Plant and Equipment Topic of the ASC and the Intangibles Topic of the ASC. These assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, by which the carrying value of the asset exceeds its fair value.
     As of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of long-lived assets was indicated. In accordance with the Property, Plant and Equipment Topic of the ASC, the Company performed recoverability tests, based on undiscounted projected future cash flows associated with its long-lived assets and determined that long-lived assets were not impaired at December 31, 2010. See note 3(i) for further discussion.
     Given the significant sustained decline in the Company’s stock price since the Effective Date which has caused the Company’s market capitalization to be below its book value, and both the September 30, 2011 impairment of goodwill and impairment of the FairPoint trade name, the Company determined that a possible impairment of long-lived assets was present as of September 30, 2011. See note 3(i) for further discussion of the September 30, 2011 impairment to goodwill and the FairPoint trade name. However, the Company concluded that long-lived assets were recoverable based on the fair value of the Company’s gross cash flows being greater than the carrying value.
     (g) Computer Software and Interest Costs
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
     During the three months ended September 30, 2011, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, the Company capitalized $3.1 million, $11.5 million and $1.3 million, respectively, in software costs, $0.1 million in interest costs for the 249 days ended September 30, 2011 and less than $0.1 million in interest costs for the three months ended September 30, 2011. No interest costs were capitalized for the 24 days ended January 24, 2011.
     (h) Debt Issue Costs
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
     As of September 30, 2011 and December 31, 2010, the Company had capitalized debt issue costs of $1.9 million and $0.1 million, respectively, net of amortization.
     (i) Goodwill and Other Intangible Assets
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
     In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 to amend and simplify the annual testing for goodwill impairment. This amendment to Intangibles — Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, an entity determines it not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. In addition, the ASU includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. These events and circumstances should be utilized when an entity considers the need to test goodwill for impairment between annual tests.
     Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of the Company’s single reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares the fair value of the Company, as measured by its market capitalization, to the carrying amount of the Company, which represents its stockholders’ equity balance. The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. The fair value of the Company’s single reporting unit was estimated using a probability weighted scenario of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. An estimated growth rate was used to arrive at an estimated terminal value. A discount rate was based upon a cost of capital calculated using various inputs, such as the risk-free rate, equity risk premium, size premium, company specific premium, etc., as of the date of the goodwill impairment test.
     Effective January 1, 2011, step one of the goodwill impairment test was amended for reporting units with zero or negative carrying amounts. Previously, for those reporting units, an entity would not be required to perform step two of the goodwill impairment test. Now, an entity is required to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.
     Step two compares the implied fair value of the Company’s goodwill (i.e., the fair value of the Company less the fair value of the Company’s assets and liabilities, including identifiable intangible assets) to its goodwill carrying amount. If the carrying amount of the Company’s goodwill exceeds the implied fair value of the goodwill, the excess is required to be recorded as an impairment.
     During this assessment, management relies on a number of factors, including operating results, business plans and anticipated future cash flows. The Company performed step one of its annual goodwill impairment assessment as of October 1, 2010 and concluded that there was no impairment at that time. At December 31, 2010, the Company had goodwill of $595.1 million.
     In connection with the Company’s adoption of fresh start accounting on the Effective Date, goodwill of the Predecessor Company was eliminated. On the Effective Date, the Company recorded $256.0 million of goodwill in connection with the Company’s adoption of fresh start accounting. During the second quarter of 2011, the Company made a $12.8 million reclassification adjustment to Property, Plant and Equipment based on fresh start accounting guidance which reduced the goodwill to $243.2 million.
     At September 30, 2011, as a result of the significant sustained decline in the Company’s stock price since the Effective Date, which has caused the Company’s market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the company proceeded to step two, as outlined above. Results of the impairment test required the Company to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge has no impact on the Company’s compliance with the covenants contained in the Exit Credit Agreement.
     The goodwill impairment falls within Level 3 of the fair value hierarchy (see note 12), due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, primarily using the income approach and specifically the discounted cash flow method.

     In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (in thousands):

	Successor Company	Predecessor Company
	At	At
	September 30,	December 31,
	2011	2010
Customer lists (weighted average 9.0 years and 9.7 years for Successor Company and Predecessor Company, respectively):
Gross carrying amount	$99,000	$208,504
Less accumulated amortization	(7,541)	(62,073)

Net customer lists	91,459	146,431

Trade name (indefinite life):
Gross carrying amount	39,169	42,816

Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	—
Less accumulated amortization	(105)	—

Net favorable leasehold agreements	305	—

Total intangible assets, net	$130,933	$189,247

     The Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. The Company performed its annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of its non-amortizable intangible assets was indicated. The Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that the trade name was not impaired. On the Effective Date, the Company recorded a $58.0 million non-amortizable intangible asset related to the FairPoint trade name in connection with the Company’s adoption of fresh start accounting.
     At September 30, 2011, as a result of the significant sustained decline in the Company’s stock price since the Effective Date which has caused the Company’s market capitalization to be below its book value, the Company determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim impairment test was necessary. Results of the impairment test required the Company to record an impairment charge totaling $18.8 million at September 30, 2011.
     The trade name impairment falls within Level 3 of the fair value hierarchy (see note 12), due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, using the relief from royalty method.
     For its non-amortizable intangible asset impairment assessments of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may result in the recognition of an impairment loss different from what was actually recorded.

     The Company’s amortizable intangible assets consist of customer lists and favorable leasehold agreements. Amortizable intangible assets must be reviewed for impairment whenever indicators of impairment exist. See note 3(f) above.
     (j) Accounting for Income Taxes
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
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determines its estimates of future taxable income based upon the scheduled reversal of deferred tax liabilities and tax planning strategies. The Company establishes valuation allowances for deferred tax assets when it is estimated to be more likely than not that the tax assets will not be realized.
     (k) Stock-based Compensation Plans
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
     (l) Employee Benefit Plans
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
     (m) Business Segments

     Management views its business of providing video, data and voice communication services to residential, wholesale and business customers as one business segment as defined in the Segment Reporting Topic of the ASC. The Company’s services consist of retail and wholesale telecommunications services, including voice and HSD in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.
     (n) Other Long-Term Liabilities
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
(4) Recent Accounting Pronouncements
     In September 2011, the FASB issued ASU 2011-08 to amend and simplify the annual testing for goodwill impairment. This amendment to Intangibles — Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. In addition, the ASU includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. These events and circumstances should be utilized when an entity considers the need to test goodwill for impairment between annual tests. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company elected to early adopt this ASU. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In October 2011, the FASB announced a proposed deferral of the requirement set forth in this ASU that reclassification adjustments for each component of other comprehensive (loss) income must be presented in both the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive (loss) income with an exposure draft to be issued in the near future. The Company does not expect this amendment to the ASC to have a material impact on its condensed consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this amendment to the ASC to have a material impact on its condensed consolidated financial statements.

     On January 1, 2011, the Company adopted the ASU 2010-28 regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13 regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.
(5) Dividends
     The Company currently does not pay a dividend on the New Common Stock and does not expect to reinstate the payment of dividends in the foreseeable future.
(6) Income Taxes
     The Company recorded an income tax benefit to its Successor Company for the three months ended September 30, 2011 of $42.6 million, an income tax benefit to its Successor Company for the 249 day period ended September 30, 2011 of $80.8 million and an income tax expense to its Predecessor Company for the 24 day period ended January 24, 2011 of $279.9 million, respectively. The Company recorded an income tax benefit of $7.3 million and $14.1 million for the three and nine months ended September 30, 2010, respectively.
     For the three months ended September 30, 2011, the Successor Company’s effective tax benefit rate on $322.1 million of pre-tax loss was 13.2%. The rate differs from the 35% federal statutory rate primarily due to an impairment charge reducing the carrying value of the Company’s goodwill to zero and state income taxes.
     For the 249 day period ended September 30, 2011, the Successor Company’s effective tax benefit rate on $411.8 million of pre-tax loss was 19.6%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment, an impairment charge reducing the carrying value of the Company’s goodwill to zero and state income taxes.
     For the 24 day period ended January 24, 2011, the Predecessor Company’s effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.
     The effective tax rate for the three months ended September 30, 2010 was a 10.0% benefit. The effective tax rate was impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in the Company’s valuation allowance for deferred tax assets due to its inability, by rule, to rely on future earnings to offset its NOLs during the Chapter 11 Cases.
     The effective tax rate for the nine months ended September 30, 2010 was a 6.4% benefit. The effective tax rate was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). The effective tax rate for the nine months ended September 30, 2010 was also impacted by non-deductible restructuring charges and post-petition interest. In addition, tax benefits from the reported loss during the period were partially offset by an increase in the valuation allowance on the Company’s deferred tax assets.
     At September 30, 2011, the Company had NOL carryforwards of $240.2 million that will expire from 2019 to 2031. At September 30, 2011, the Company had no alternative minimum tax credits. Legacy FairPoint completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from the Chapter 11 Cases also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. It is the Company’s belief that it can use the NOLs even with these restrictions in place.
     During the 24 days ended January 24, 2011 the Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no income from the discharge of indebtedness for the three months ended September 30, 2011 and the 249 days ended September 30, 2011. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management determines its estimates of future taxable income based upon the scheduled reversal of deferred tax liabilities and tax planning strategies. The Company establishes valuation allowances for deferred tax assets when it is estimated to be more likely than not that the tax assets will not be realized.
     At September 30, 2011 and December 31, 2010, the Company established a valuation allowance of $29.6 million and $105.6 million, respectively, against its deferred tax assets.
     The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The Company’s unrecognized tax benefits of $5.4 million as of December 31, 2010 decreased by $4.4 million in the first quarter of 2011 as a result of the rejection of the Tax Sharing Agreements with Verizon and increased by $1.9 million in the third quarter of 2011 as a result of tax positions taken on the current return. The Company’s unrecognized tax benefits totaled $2.9 million as of September 30, 2011 and $5.4 million as of December 31, 2010.
     The entire $2.9 million would impact the Company’s effective rate, if recognized. The unrecognized tax benefits relate to tax reserves recorded in a business combination and costs associated with administering bankruptcy claims. Furthermore, the Company does not anticipate any significant increase or decrease to the unrecognized tax benefits within the next twelve months.
     The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. For the three months ended September 30, 2011, the 249 days ended September 30, 2011, the 24 days ended January 24, 2011 and the three and nine months ended September 30, 2010, the Company did not make any payment of interest and penalties. The Company had $1.0 million (after-tax) for the payment of interest and penalties accrued in the condensed consolidated balance sheet at December 31, 2010. There was nothing accrued in the condensed consolidated balance sheet for the payment of interest and penalties at September 30, 2011.

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
     As of September 30, 2011, the Company was not party to any interest rate swap agreements since the current variable to fixed swap market rates were substantially below the LIBOR floor contained in the Exit Credit Agreement.
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

(8) Long-Term Debt
     Long term debt for the Company at September 30, 2011 and December 31, 2010 is shown below (in thousands):

	Successor	Predecessor
	Company	Company
	September 30,	December 31,
	2011	2010
Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2010, due 2014 to 2015	$—	$1,970,963
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at September 30, 2011, due 2016	1,000,000	—
Senior notes, 13.125%, due 2018	—	549,996

Total outstanding long-term debt	1,000,000	2,520,959
Less amounts subject to compromise	—	(2,520,959)

Total long-term debt, net of amounts subject to compromise	$1,000,000	$—
Less current portion	(7,500)	—

Total long-term debt, net of current portion	$992,500	$—

     The estimated fair value of the Company’s long-term debt at September 30, 2011 and December 31, 2010 was approximately $787.5 million and $1,539.7 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates.
     As of September 30, 2011, the Company had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under the Exit Revolving Facility.
     As a result of the filing of the Chapter 11 Cases (see note 1), all pre-petition debts owed by the Company under the Pre-Petition Credit Facility and the Pre-Petition Notes were classified as liabilities subject to compromise in the condensed consolidated balance sheet as of December 31, 2010.
     Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrue interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million, $18.0 million and $54.1 million, respectively, of interest on unsecured debts, at the stated contractual rates, was not accrued during the 24 days ended January 24, 2011 and the three and nine months ended September 30, 2010. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim per the Plan.
     All pre-petition debt was terminated on the Effective Date.
     The approximate aggregate maturities of long-term debt for each of the five years subsequent to September 30, 2011 are as follows (in thousands):

Quarter ending September 30
(Successor Company),
2012	$7,500
2013	10,000
2014	21,250
2015	43,750
2016	917,500

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
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Revolving Facility are subject to certain customary conditions. As of September 30, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
     Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Exit Revolving Facility.
     Debtor-in-Possession Financing
     In connection with the Chapter 11 Cases, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that could be issued to third parties for the DIP Borrowers’ account ( the “DIP Financing”). Pursuant to the Order of the Bankruptcy Court, dated October 28, 2009 (the “Interim Order”), the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis, pending a final hearing before the Bankruptcy Court, in an aggregate amount of $20.0 million. On March 11, 2010 the Bankruptcy Court issued the Final DIP Order, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy

Court, of which up to $30.0 million was available in the form of one or more letters of credit that could be issued to third parties for the DIP Borrowers’ account.
     Other material provisions of the DIP Credit Agreement included the following:
     Interest rates for borrowings under the DIP Credit Agreement were, at the DIP Borrowers’ option, at either (i) the Eurodollar rate plus a margin of 4.5% or (ii) the base rate plus a margin of 3.5%, payable monthly in arrears on the last business day of each month.
     The DIP Credit Agreement provided for the payment to the DIP Administrative Agent, for the pro rata benefit of the DIP Lenders, of an upfront fee in the aggregate principal amount of $1.5 million, which upfront fee was payable in two installments: (1) the first installment of $0.4 million was due and payable on October 28, 2009, the date on which the Interim Order was entered by the Bankruptcy Court and (2) the remainder of the upfront fee was due and payable on the date the Final DIP Order was entered by the Bankruptcy Court. The DIP Credit Agreement also provided for an unused line fee of 0.50% on the unused revolving commitment, payable monthly in arrears on the last business day of each month (or on the date of maturity, whether by acceleration or otherwise), and a letter of credit facing fee of 0.25% per annum calculated daily on the stated amount of all outstanding letters of credit.
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
     Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended September 30, 2011, the 249 days ended September 30, 2011, the 24 days ended January 24, 2011 and the three and nine months ended September 30, 2010 are presented below (in thousands).

	Successor Company
			Two Hundred Forty-Nine Days
	Three Months Ended		Ended
	September 30, 2011		September 30, 2011
	Qualified	Post- retirement	Qualified	Post- retirement
	Pension	Health	Pension	Health
Service cost	$3,597	$6,935	$8,892	$14,118
Interest cost	3,660	7,194	9,752	15,216
Expected return on plan assets	(3,894)	(5)	(9,950)	(10)

Net periodic benefit cost	$3,363	$14,124	$8,694	$29,324

	Predecessor Company
	Twenty-Four Days Ended
	January 24, 2011
		Post-
	Qualified	retirement
	Pension	Health
Service cost	$849	$1,167
Interest cost	934	1,252
Expected return on plan assets	(1,089)	(1)
Amortization of prior service cost	98	276
Amortization of actuarial loss	283	368

Net periodic benefit cost	$1,075	$3,062

	Predecessor Company
	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	(Restated)		(Restated)
		Post-		Post-
	Qualified	retirement	Qualified	retirement
	Pension	Health	Pension	Health
Service cost	$2,628	$3,835	$8,390	$10,741
Interest cost	3,699	4,299	9,722	12,260
Expected return on plan assets	(4,202)	(2)	(12,498)	(2)
Amortization of prior service cost	381	1,072	1,143	3,217
Amortization of actuarial loss	1,008	1,050	1,566	2,605

Net periodic benefit cost	$3,514	$10,254	$8,323	$28,821

     The Company contributed $6.8 million to its qualified pension plans during the third quarter of 2011 and does not expect to contribute any additional funds during the remainder of fiscal year 2011. The Company’s pension plan funding requirements are based on the Pension Protection Act of 2006 (the “PPA”) and subsequent funding relief passed by Congress and regulations published by the IRS.
     The Company expects to contribute approximately $2.3 million to its post-retirement healthcare plans in 2011 for benefit payments to current retirees.
     For the three and nine months ended September 30, 2011, the actual loss on the pension plan assets was approximately 7.2% and 2.5%, respectively. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Should the Company’s actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans.
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

     The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Legacy FairPoint employees, and two voluntary 401(k) savings plans that, in the aggregate, cover all eligible Northern New England operations employees (collectively, the “401(k) Plans”). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion for management employees and based on the collective bargaining agreements for all other employees. For the nine months ended September 30, 2011 and for the 401(k) Plan year ended December 31, 2010, the Company generally matched 100% of each employee’s contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $2.7 million, $7.6 million, $0.7 million, $2.7 million and $7.7 million for the three months ended September 30, 2011, the 249 days ended September 30, 2011, the 24 days ended January 24, 2011 and the three and nine months ended September 30, 2010, respectively.
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
     The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
			Two
			Hundred	Twenty-
	Three Months	Three Months	Forty-Nine	Four Days	Nine Months
	Ended	Ended	Days Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	January 24, 2011	September 30, 2010
		(Restated)			(Restated)
Weighted average number of common shares used for basic earnings per share	25,654	89,424	25,648	89,424	89,424
Effect of potential dilutive shares	—	—	—	271	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,654	89,424	25,648	89,695	89,424

Anti-dilutive shares excluded from the above reconciliation	5,006	2,524	5,006	712	2,510

     Weighted average number of common shares used for basic earnings per share excludes 542,328, 544,256, 16,666, 554,878 and 561,905 shares of restricted non-vested stock as of the three months ended September 30, 2011, the 249 days ended September 30, 2011, the 24 days ended January 24, 2011 and the three and nine months ended September, 30, 2010, respectively. Since the Company incurred a loss for the three months ended September 30, 2011, the 249 days ended September 30, 2011 and the three and nine months ended September 30, 2010, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share.
(11) Stockholders’ Equity (Deficit)
     On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock and reserved 610,309 shares and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the three months ended September 30, 2011 the Company issued 275 shares and 468 Warrants from this reserve. During the nine months ended September 30, 2011 the Company issued 540,013 shares and 4,191 Warrants from this reserve. At September 30, 2011, 37,500,000 shares of Common Stock were authorized, 26,198,640 shares of Common Stock were outstanding, and 70,296 shares and 119,821 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases.
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
     In determining fair value, the Company uses a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:
     Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.
     Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
     Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
     At September 30, 2011 we had $39.2 million of goodwill and/or indefinite intangible assets, which were accounted for at fair market value on a non-recurring basis. The Company had determined that the fair value measurements of these non-financial assets are Level 3 in the fair value hierarchy.
     The carrying value of the Swaps at December 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the termination event described herein. See note 7 for more information.
     At the Effective Date, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, all assets and liabilities were remeasured at fair value under fresh start accounting. See note 2.

(13) Operational Restructuring Charges
     On September 8, 2011, the Company announced plans to reduce its workforce to ensure that the Company is staffed appropriately to serve its customers well, while prudently managing expenses. The reduction will eliminate approximately 400 positions and is expected to be completed over the next several months. In September 2011, notifications were provided to approximately 100 management employees affected by the workforce reduction. The Company has followed and will follow prescribed steps in the collective bargaining agreement to notify approximately 300 union positions included in the workforce reduction. In connection with this plan, the Company expects to recognize $7 million to $13 million in restructuring charges, consisting of severance and one-time incentive payments. The charges that the Company expects to incur in connection with the workforce reduction are subject to a number of assumptions and actual amounts may differ. The Company may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the workforce reduction.
     During the quarter ended September 30, 2011, the Company incurred severance charges of $3.3 million associated with the workforce reduction, which are included within cost of services and sales and selling, general and administrative expense in the condensed consolidated statement of operations. The Company expects to have additional expenses next quarter, but the expense cannot be reasonably estimated due to the terms of the collective bargaining agreement.
(14) Commitments and Contingencies
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

     During February 2010, the Company entered into the Regulatory Settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order, which have since been approved by the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont deferred fiscal 2008 and 2009 SQI penalties, as applicable, until December 31, 2010 and included a clause whereby such penalties would be forgiven in part or in whole if the Company met certain metrics for the twelve-month period ending December 31, 2010. As a result of improvements on certain SQI metrics, the Company expects to receive waivers of 60% in New Hampshire and 80% in Vermont under this clause, and, accordingly, reduced its accrual by $12.7 million in the three months ended December 31, 2010. However, the Company’s SQI metrics in the state of New Hampshire are currently subject to an audit ordered by the New Hampshire Public Utilities Commission (the “NHPUC”). Therefore, the amount of the waiver in New Hampshire is subject to change depending on the results of the audit. In addition, the Regulatory Settlement for Maine deferred the Company’s fiscal 2008 and 2009 SQI penalties until March 2010, at which time the Company began applying credits to customers’ bills.
     As of September 30, 2011 and December 31, 2010, the Company has recognized an estimated liability for service quality penalties based on metrics defined by the state regulatory authorities in Maine, New Hampshire and Vermont. Based on the Company’s current estimate of its service quality penalties in these states, an increase in the estimated liability was recorded as a decrease to revenue for the three months ended September 30, 2011, of which $0.8 million is related to service outages due to Hurricane Irene. A decrease in the estimated liability was recorded as an increase to revenue for the 249 days ended September 30, 2011 due to an improvement in the Company’s service performance, revisions to accruals and recent changes in Maine regulation which eliminated the multiplier rebate penalties beginning in fiscal 2011. An increase in the estimated liability was recorded as a reduction to revenue for the 24 days ended January 24, 2011 and the three and nine months ended September 30, 2010, respectively. Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period. The liabilities recorded as a reduction (increase) to revenue and the SQI penalties paid out in the form of customer rebates are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
Two
			Hundred	Twenty-
	Three Months	Three Months	Forty-Nine	Four Days	Nine Months
	Ended	Ended	Days Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	January 24, 2011	September 30, 2010
		(Restated)			(Restated)
Increase (decrease) in liability recorded as a reduction (increase) to revenue	$2,030	$4,502	$(517)	$401	$10,773

SQI penalties paid out in the form of customer rebates	$(2,396)	$(1,781)	$(6,598)	$(631)	$(3,859)
     The Company has recorded a total liability of $13.4 million and $20.8 million on the consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively, of which $8.7 million and $12.5 million, respectively, are included in other accrued liabilities. The remainder of the September 30, 2011 and December 31, 2010 liability is included in claims payable and estimated claims accrual and liabilities subject to compromise, respectively.
   (d) Performance Assurance Plan Credits
     As part of the Merger Orders, the Company adopted a PAP for certain services provided on a wholesale basis to CLECs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of September 30, 2011 and 2010, the Company has recorded a reserve for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP credits for Vermont are recorded as liabilities since a majority of these credits are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company’s current estimate of its PAP credits in these states, reserves recorded as a reduction (increase) to revenue and the PAP credits paid are as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Company	Company	Company	Company
Two
			Hundred	Twenty-
	Three Months	Three Months	Forty-Nine	Four Days	Nine Months
	Ended	Ended	Days Ended	Ended	Ended
	September 30, 2011	September 30, 2010	September 30, 2011	January 24, 2011	September 30, 2010
		(Restated)			(Restated)
Increase (decrease) in estimated reserve recorded as a reduction (increase) to revenue	$351	$1,272	$195	$629	$5,165

PAP credits paid out	$(1,183)	$(894)	$(4,107)	$(531)	$(4,915)
     The Company has recorded a total reserve of $4.7 million and $8.4 million on the consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, $4.1 million of the total reserve is recorded to the Claims Reserve and liabilities subject to compromise, respectively.
     The NHPUC has ordered an audit of the Company’s existing PAP in the state of New Hampshire, which commenced in October 2011. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine Public Utilities Commission and the Vermont Public Service Board, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Part I — Item 1A. Risk Factors” of the 2010 Annual Report, “Part II — Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended June 30, 2011 and “Cautionary Note Concerning Forward-Looking Statements” contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in 13 sections:
•	Overview

•	Fresh Start Accounting

•	Restatement

•	Basis of Presentation

•	Revenues

•	Operating Expenses

•	Operational Restructuring Charges

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	New Accounting Standards

•	Inflation

•	Liquidity and Capital Resources
Overview
     We are a leading provider of communications services in rural and small urban communities, offering an array of services, including HSD, Internet access, voice, television and broadband product offerings. We operate in 18 states with approximately 1.4 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of September 30, 2011.
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
     We continue to offer our VantagePointSM services on our next generation network to support more high-speed data services and extend fiber into more communities across Maine, New Hampshire and Vermont. This fiber-optic build supplies critical infrastructure known as “backhaul” for wireless traffic in the region, and will address the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. Today we support

3G service on more than 1,600 towers in our Northern New England footprint. This network expansion supports 4G service with Ethernet-over-fiber to more than half of these towers.
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
     In July 2011, we joined with five other major communications companies in submitting a proposal to the FCC to speed broadband deployment to more than four million Americans living in rural areas. In addition, the National Telecommunications Cooperative Association, the Organization for the Promotion and Advancement of Small Telecommunications Companies and Western Telecommunications Alliance put forth a proposal to the FCC which establishes a framework for reform. The two proposals, called America’s Broadband Connectivity Plan, share key goals of modernizing the federal Universal Service Fund (“USF”) so that it is focused on building and sustaining broadband networks without increasing the size of the fund and fundamentally reforming the Intercarrier Compensation (“ICC”) system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the proposals will benefit consumers and promote the goals of the National Broadband Plan, which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-efficiently as possible. On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reform (the “FCC Order”). The FCC Order has not yet been released.
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
Restatement
     In the 2010 Annual Report, we restated our March 31, 2010, June 20, 2010 and September 30, 2010 quarterly interim consolidated financial statements.
     The September 30, 2010 Quarterly Report, which was impacted by the Restatement, was not amended. Accordingly, we caution you that certain information contained in the September 30, 2010 Quarterly Report should no longer be relied upon, including our previously issued and filed September 30, 2010 interim consolidated financial statements and any financial information derived therefrom (including, without limitation, information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in the September 30, 2010 Quarterly Report). In addition, we caution you that other communications or filings related to the September 30, 2010 interim consolidated financial statements which were filed or otherwise released prior to the filing by us of the 2010 Annual Report with the SEC should no longer be relied upon. All financial information in this Quarterly Report for the three and nine months ended September 30, 2010 affected by the Restatement adjustments reflect such financial information as restated, including, without limitation, the amounts contained in “— Results of Operations”.
     The restated September 30, 2010 interim consolidated financial statements were corrected for the following errors:
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
     Other Adjustments
     In addition, as part of the restatement of the September 30, 2010 interim consolidated financial statements, we also adjusted other items, including certain adjustments to revenue that were identified in connection with the preparation of the consolidated financial statements for the year ended December 31, 2010, which individually were not considered to be material, but are material when aggregated with the three adjustments noted above. These adjustments are primarily related to (a) errors in the calculation of certain regulatory penalties and (b) errors in revenue associated with certain customer billing, special project billings and intercompany/official lines.

     The aggregate impact of these adjustments resulted in an increase to our previously reported pre-tax loss for the nine month period ended September 30, 2010 of approximately $28.4 million and no impact to the three month period ended September 30, 2010. The change for the three and nine months ended September 30, 2010 is mainly attributable to an increase (reduction) to reported revenues of approximately $2.1 million and $(3.9) million, respectively, an increase to our previously reported operating expenses of approximately $1.4 million and $26.8 million, respectively, an increase of expense to the Company’s previously reported reorganization items of approximately $0.7 million and $0.9 million, respectively, offset by a decrease in other expense of $0 million and $3.2 million, respectively. The aggregate impact of the adjustments for the nine months ended September 30, 2010 resulted in an increase in net loss of approximately $28.4 million, net of taxes, and no change in net loss, net of taxes, for the three months ended September 30, 2010, and a decrease in our reported capital expenditures of approximately $4.1 million and $15.4 million, respectively, for the three and nine months ended September 30, 2010.
Basis of Presentation
     We view our business of providing data, voice and communication services to residential, wholesale and business customers as one business segment as defined in the Segment Reporting Topic of the ASC.
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of the three and nine months ended September 30, 2011 versus the three and nine months ended September 30, 2010 provides the best analysis of the results of operations. The only income statement items impacted by the reorganization are depreciation, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
Revenues
     We derive our revenues from:
•
Voice services. We receive revenues from our telephone operations from the provision of local exchange, long-distance, local private line, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Voice services revenues also include Universal Fund payments for high-cost support, local switching support, long-term support and Internet Common Line Support.

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

     The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

	Successor Company		Predecessor Company
	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	$	Revenue	$	Revenue
			(Restated)
Revenue Source:
Voice services	$120,388	47%	$125,598	48%
Access	94,646	36%	95,923	37%
Data and Internet services	30,049	12%	26,691	10%
Other services	12,829	5%	12,418	5%

Total	$257,912	100%	$260,630	100%

							Predecessor
	Successor Company		Predecessor Company		Combined		Company
	Two Hundred Forty-		Twenty-Four Days
	Nine Days Ended		Ended		Nine Months Ended		Nine Months Ended
	September 30, 2011		January 24, 2011		September 30, 2011		September 30, 2010
		% of		% of		% of		% of
	$	Revenue	$	Revenue	$	Revenue	$	Revenue
							(Restated)
Revenue Source:
Voice services	$338,721	48%	$32,977	50%	$371,698	48%	$394,959	49%
Access	256,109	36%	23,023	35%	279,132	36%	288,961	36%
Data and Internet services	80,856	11%	7,537	11%	88,393	11%	82,719	10%
Other services	33,264	5%	2,841	4%	36,105	5%	36,355	5%

Total	$708,950	100%	$66,378	100%	$775,328	100%	$802,994	100%

     The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2011 and 2010:

	Successor	Predecessor
	Company	Company
	September 30,	September 30,
	2011	2010
Access Line Equivalents:
Residential access lines	662,562	734,260
Business access lines	314,290	335,334
Wholesale access lines	80,025	89,035

Total switched access lines	1,056,877	1,158,629

High speed data subscribers	312,475	288,891

Total access line equivalents	1,369,352	1,447,520

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
Operational Restructuring Charges
     On September 8, 2011, we announced plans to reduce our workforce by approximately 400 positions, beginning in September and continuing through the next several months. Workforce reductions resulted in severance charges of $3.3 million during the three months ended September 30, 2011 and are reflected within operating expenses of the condensed consolidated statement of operations.
     For additional information about the restructuring charges see note 13.
Results of Operations
Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010
     The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor Company		Predecessor Company
	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010
		% of		% of
	$	Revenue	$	Revenue
			(Restated)
Revenues	$257,912	100%	$260,630	100%

Operating expenses:
Costs of services and sales	120,149	47	118,765	45
Selling, general and administrative	93,334	36	99,412	38
Depreciation and amortization	91,547	35	72,364	28
Reorganization related (income) expense, net	(3,735)	(1)	—	—
Impairment of intangible assets and goodwill	262,019	102	—	—

Total operating expenses	563,314	219	290,541	111

Loss from operations	(305,402)	(119)	(29,911)	(11)
Interest expense	(17,147)	(6)	(35,358)	(14)
Other income (expense)	488	—	2,207	1

Loss before reorganization items and income taxes	(322,061)	(125)	(63,062)	(24)
Reorganization items	—	—	10,352	4

Loss before income taxes	(322,061)	(125)	(73,414)	(28)
Income tax benefit	42,620	17	7,330	3

Net loss	$(279,441)	(108)%	$(66,084)	(25)%

     Revenues decreased $2.7 million to $257.9 million in the third quarter of 2011 compared to the same period in 2010. We derive our revenues from the following sources:
     Voice services. Voice services revenues decreased $5.2 million to $120.4 million during the third quarter of 2011 compared to the same period in 2010, of which $5.0 million of the decrease is attributable to local calling services revenues and $0.2 million of the decrease is attributable to long distance service revenues. This decrease in voice services revenues is primarily due to the impact of an 8.8% decline in total switched access lines in service at September 30, 2011 compared to September 30, 2010, largely offset by a $2.5 million decline in SQI penalties, despite a $0.8 million increase in SQI penalties due to service outages related to Hurricane Irene in the first nine months of 2011, and a $0.8 million decrease in PAP credits recorded during the third quarter of 2011 as compared to the third quarter of 2010. The decrease in the number of voice access lines is attributable to an increase in technology substitution to wireless service and increased competition.
     Access. Access revenues decreased $1.3 million to $94.6 million during the third quarter of 2011 compared to the same period in 2010. Growth in special access revenue is being offset by declines in switched access and end user revenues as minutes of use decline. Special access revenue increased primarily due to revenue assurance activities, including back-billing.

Switched access revenues and end user revenues decreased primarily due to an 8.8% decline in total switched access lines in service at September 30, 2011 compared to September 30, 2010.
     Data and Internet services. Data and Internet services revenues increased $3.4 million to $30.0 million in the third quarter of 2011 compared to the same period in 2010. The increase was primarily attributable to an 8.2% increase in the number of HSD subscribers from September 30, 2010 to September 30, 2011 resulting from our expanded HSD footprint, bundling and other marketing efforts.
     Other services. Other services revenues increased $0.4 million to $12.8 million in the third quarter of 2011 compared to the same period in 2010.
Operating Expenses
     Cost of services and sales. Cost of services and sales increased $1.4 million to $120.1 million in the third quarter of 2011 compared to the same period in 2010. During September 2011, we sustained service outages due to equipment damage and sections of poles and cables losses created by Hurricane Irene. We incurred approximately $3.2 million of incremental operating costs during the three months ended September 30, 2011 associated with clean-up and repair efforts from the hurricane. Additionally, we recorded $2.7 million of severance expense related to the workforce reduction that occurred in September 2011. In conjunction with fresh start accounting, on the Effective Date, the Company wrote off $4.8 million of deferred charges associated with customer activation fees of the predecessor company and recorded a $13.0 million liability for unfavorable union contracts. Accordingly, the increases in outside plant repairs and severance charges were offset by a $1.8 million decrease in deferred charges related to customer activation fees as compared to the three months ended September 30, 2010 and a $0.9 million reduction of employee expense was recorded for the amortization of unfavorable union contracts.
     Selling, general and administrative. Selling, general and administrative expenses decreased $6.1 million to $93.3 million in the third quarter of 2011 compared to the same period in 2010. The decrease is primarily attributable to a $5.4 million decrease in bad debt expense, decreasing from $11.0 million for the three months ended September 30, 2010 to $5.6 million for the three months ended September 30, 2011, and reductions in general and administrative expenses associated with our efforts to streamline expenses. These improvements were offset by a $3.7 million increase in pension and post-retirement healthcare plan expenses recorded during the third quarter of 2011 and $0.6 million of severance expense related to the workforce reduction that occurred in September 2011.
     Depreciation and amortization. Depreciation and amortization expense increased $19.2 million to $91.5 million in the third quarter of 2011 compared to the same period in 2010. This is primarily attributable to the adoption of fresh start accounting upon the Effective Date whereby the carrying value of the long-lived assets of the Company were adjusted to fair value and the useful lives were adjusted.
     Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During the three months ended September 30, 2011, reorganization related expense is comprised of a $3.3 million reversal of a portion of the Claims Reserve due to several favorable settlements during the quarter and a $1.2 million credit related to a gain on reorganization settlements, offset by $0.8 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.
     Impairment of intangible assets and goodwill. Impairment of long-lived assets and goodwill for the third quarter of 2011 is comprised of an impairment of $243.2 million to reduce the carrying value of goodwill to zero and an impairment of $18.8 million to reduce the carrying value of a non-amortizable intangible asset related to our trade name.
Other Results
     Interest expense. Interest expense decreased $18.2 million to $17.1 million in the third quarter of 2011 compared to the same period in 2010 due primarily to a significant decrease in our outstanding debt. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Exit Credit Agreement and began accruing interest on the Exit Credit Agreement Loans.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $0.5 million in the third quarter of 2011 compared with $2.2 million in the same period in 2010.
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the condensed consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended September 30, 2011 and 2010 was 13.2% benefit and 10.0% benefit, respectively. The effective tax rate for the three months ended September 30, 2011 was primarily impacted by an impairment charge reducing the carrying value of goodwill to zero and an impairment charge reducing the carrying value of a non-amortizable intangible asset related to the trade name. The effective tax rate for the three months ended September 30, 2010 was significantly impacted by non-deductible restructuring charges and post-petition interest.
     Net loss. Net loss for the three months ended September 30, 2011 was $279.4 million compared to $66.1 million for the same period in 2010. The difference in net loss between 2011 and 2010 is a result of the factors discussed above.
Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010
     The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor
	Company	Predecessor
	Two Hundred	Company	Combined		Predecessor Company
	Forty-Nine	Twenty-Four	Nine Months Ended		Nine Months Ended
	Days Ended	Days Ended	September 30, 2011		September 30, 2010
	September 30,	January 24,		% of		% of
	2011	2011	$	Revenue	$	Revenue
					(Restated)
Revenues	$708,950	$66,378	$775,328	100%	$802,994	100%

Operating expenses:
Costs of services and sales	321,790	38,766	360,556	47	389,445	48
Selling, general and Administrative	245,132	27,161	272,293	35	290,058	36
Depreciation and amortization	244,940	21,515	266,455	34	215,218	27
Reorganization related expense	1,511	—	1,511	—	—	—
Impairment of intangible assets and goodwill	262,019	—	262,019	34	—	—

Total operating expenses	1,075,392	87,442	1,162,834	150	894,721	111

Loss from operations	(366,442)	(21,064)	(387,506)	(50)	(91,727)	(11)
Interest expense	(46,634)	(9,321)	(55,955)	(7)	(105,709)	(13)
Other income (expense)	1,319	(132)	1,187	—	2,338	—

Loss before reorganization items and income taxes	(411,757)	(30,517)	(442,274)	(57)	(195,098)	(24)
Reorganization items	—	897,313	897,313	116	(25,568)	(3)

(Loss) gain before income taxes	(411,757)	866,796	455,039	59	(220,666)	(27)
Income tax benefit (expense)	80,796	(279,889)	(199,093)	(26)	14,074	1

Net (loss) income	$(330,961)	$586,907	$255,946	33%	$(206,592)	(26)%

     Revenues decreased $27.7 million to $775.3 million in the first nine months of 2011 compared to the same period in 2010. We derive our revenues from the following sources:
     Voice services. Voice services revenues decreased $23.3 million to $371.7 million during the first nine months of 2011 compared to the same period in 2010, of which $20.0 million is attributable to a decrease in local calling services revenues and $3.3 million is due to a decrease in long distance services revenue. This decrease in voice services revenues is primarily due to the impact of an 8.8% decline in total switched access lines in service at September 30, 2011 compared to September 30, 2010, largely offset by a $10.9 million decline in SQI penalties, despite a $0.8 million increase in SQI penalties due to service outages related to Hurricane Irene in the first nine months of 2011, and a $3.8 million decrease in PAP credits recorded during the first nine months of 2011 as compared to the first nine months of 2010. The decrease in the number of voice access lines is attributable to an increase in technology substitution and increased competition.
     Access. Access revenues decreased $9.8 million to $279.1 million during the first nine months of 2011 compared to the same period in 2010. Growth in special access revenue is being offset by declines in switched access and end user revenues. Special access revenue increased primarily due to revenue assurance activities, including back-billing. Switched access revenues and end user revenues decreased primarily due to an 8.8% decline in total switched access lines in service at September 30, 2011 compared to September 30, 2010.

     Data and Internet services. Data and Internet services revenues increased $5.7 million to $88.4 million in the first nine months of 2011 compared to the same period in 2010. The increase was primarily attributable to an 8.2% increase in the number of HSD subscribers from September 30, 2010 to September 30, 2011 resulting from our bundling and other marketing efforts.
     Other services. Other services revenues decreased $0.3 million to $36.1 million in the first nine months of 2011 compared to the same period in 2010.
Operating Expenses
     Cost of services and sales. Cost of services and sales decreased $28.9 million to $360.6 million in the first nine months of 2011 compared to the same period in 2010. This decrease is mainly attributable to $12.3 million recognized in the nine months ended September 30, 2010 for the abandonment of certain capital projects in addition to a reduction in access expenses associated with providing long distance and data and Internet services and certain employee expenses. Furthermore, in conjunction with fresh start accounting, on the Effective Date, the Company wrote off $4.8 million of deferred charges associated with customer activation fees of the predecessor company and recorded a $13.0 million liability for unfavorable union contracts. Accordingly, deferred charges related to customer activation fees decreased $6.4 million as compared to the nine months ended September 30, 2010 and a $2.5 million reduction of employee expense was recorded for the amortization of unfavorable union contracts. These reductions were offset by $2.7 million of severance expense related to the workforce reduction that occurred in September 2011.
     In addition, during September 2011, we sustained service outages due to equipment damage and sections of poles and cables losses caused by Hurricane Irene. We incurred approximately $3.2 million of incremental operating costs during the nine months ended September 30, 2011 associated with clean-up and repair efforts from the hurricane.
     Selling, general and administrative. Selling, general and administrative expenses decreased $17.8 million to $272.3 million in the first nine months of 2011 compared to the same period in 2010. The decrease is primarily attributable to an $8.4 million decrease in bad debt expense, decreasing from $27.5 million for the nine months ended September 30, 2010 to $19.2 million for the nine months ended September 30, 2011, and reductions in general and administrative expenses associated with our efforts to streamline expenses. These improvements were offset by a $5.0 million increase in pension and post-retirement healthcare plan expenses recorded during the first nine months of 2011 and $0.6 million of severance expense related to the workforce reduction that occurred in September 2011.
     Depreciation and amortization. Depreciation and amortization expense increased $51.2 million to $266.5 million in the first nine months of 2011 compared to the same period in 2010. This is primarily attributable to the adoption of fresh start accounting upon the Effective Date whereby the carrying value of the long-lived assets of the Company were adjusted to fair value and the useful lives were adjusted.
     Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During the nine months ended September 30, 2011, reorganization related expense is mostly comprised of a $3.3 million reversal of a portion of the Claims Reserve due to several favorable settlements during the quarter and a $2.0 million credit related to a gain on reorganization settlements, offset by $6.7 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.
     Impairment of intangible assets and goodwill. Impairment of long-lived assets and goodwill for the first nine months of 2011 is comprised of an impairment of $243.2 million to reduce the carrying value of goodwill to zero and an impairment of $18.8 million to reduce the carrying value of a non-amortizable intangible asset related to our trade name.
Other Results
     Interest expense. Interest expense decreased $49.8 million to $56.0 million in the first nine months of 2011 compared to the same period in 2010 due primarily to a significant decrease in our outstanding debt. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the

Notes and the Swaps as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Exit Credit Agreement and began accruing interest on the Exit Credit Agreement Loans.
     Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income was $1.2 million in the first nine months of 2011 compared with $2.3 million in the same period in 2010.
     Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the condensed consolidated financial statements.
     Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the nine months ended September 30, 2011 and 2010 was 43.8% expense and 6.4% benefit, respectively. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by an impairment charge reducing the carrying value of goodwill to zero and an impairment charge reducing the carrying value of a non-amortizable intangible asset related to the trade name. The effective tax rate for the nine months ended September 30, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million as a result of the enactment of the Health Care Act, which became law in March 2010 in addition to non-deductible restructuring charges and post-petition interest.
     Net (loss) income. Net income for the nine months ended September 30, 2011 was $255.9 million compared to net loss of $206.6 million for the same period in 2010. The difference in net (loss) income between 2011 and 2010 is a result of the factors discussed above.
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
     Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. SQI penalties and PAP penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. All SQI and Vermont PAP penalties related to the Predecessor Company are recorded to the Claims Reserve at September 30, 2011 and to liabilities subject to compromise at December 31, 2010.
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

     We have recorded gross intangible assets related to customer relationships, the trade name and favorable leasehold agreements of $138.6 million as of September 30, 2011. As of September 30, 2011, there was $7.6 million of accumulated amortization recorded. The customer relationships and favorable leasehold agreements are being amortized over a weighted average life of approximately 9.0 years and 2.7 years, respectively. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our condensed consolidated balance sheet.
     In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08 to amend and simplify the annual testing for goodwill impairment. This amendment to Intangibles — Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. In addition, the ASU includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. These events and circumstances should be utilized when an entity considers the need to test goodwill for impairment between annual tests.
     Goodwill impairment is determined using a two-step process. Step one compares the estimated fair value of our single wireline reporting unit (calculated using both the market approach and the income approach) to its carrying amount, including goodwill. The market approach compares our fair value, as measured by our market capitalization, to our carrying amount, which represents our stockholders’ equity balance. The income approach is based upon projected future cash flows discounted to present value using factors that consider the timing and risk associated with the future cash flows. The fair value of the Company’s single wireline reporting unit was estimated using a probability weighted scenario of future cash flow projections based on management’s long range estimates of market conditions over a multiple year horizon. An estimated growth rate was used to arrive at an estimated terminal value. A discount rate was based upon a cost of capital calculated using various inputs, such as the risk-free rate, equity risk premium, size premium, company specific premium, etc., as of the date of the goodwill impairment test.
     Effective January 1, 2011, step one of the goodwill impairment test was amended for reporting units with zero or negative carrying amounts. Previously, for those reporting units, an entity would not be required to perform step two of the goodwill impairment test. Now, an entity is required to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist.
     Step two compares the implied fair value of our goodwill (i.e., our fair value less the fair value of our assets and liabilities, including identifiable intangible assets) to our goodwill carrying amount. If the carrying amount of our goodwill exceeds the implied fair value of our goodwill, the excess is required to be recorded as an impairment.
     At September 30, 2011, given the significant sustained decline in our stock price since the Effective Date which has caused our market capitalization to be below our book value, we determined that a possible impairment of goodwill was indicated and concluded that an interim goodwill impairment test was necessary. In step one, we calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point we proceeded to step two, as outlined above. Results of the impairment test required us to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge has no impact on our compliance with the covenants contained in the Exit Credit Agreement.
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
     At September 30, 2011, given that the significant sustained decline in our stock price since the Effective Date has caused its market capitalization to be below its book value, we determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim non-amortizable intangible asset impairment test on the trade name was necessary. Results of the impairment test required us to record an impairment charge totaling $18.8 million at September 30, 2011.
     For our non-amortizable intangible asset impairment assessments of the FairPoint trade name, we made certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may result in the recognition of an impairment loss different from what was actually recorded.
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
     Given the significant sustained decline in our stock price since the Effective Date and the September 30, 2011 impairment of goodwill and the FairPoint trade name, we determined that a possible impairment of long-lived assets was present. However, we concluded that a recoverability test for impairment of the long-lived assets was not necessary due to the conclusion during step two of the September 30, 2011 interim goodwill impairment test that the carrying value of the long-lived assets approximated fair value.
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
New Accounting Standards
     In September 2011, the FASB issued ASU 2011-08 to amend and simplify the annual testing for goodwill impairment. This amendment to Intangibles — Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. In addition, the ASU includes examples of events and circumstances that an entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. These events and circumstances should be utilized when an entity considers the need to test goodwill for impairment between annual tests. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We elected to early adopt this ASU. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
     In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’

equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In October 2011, the FASB announced a proposed deferral of the requirement set forth in this ASU that reclassification adjustments for each component of other comprehensive (loss) income must be presented in both the condensed consolidated statement of operations and the condensed consolidated statement of comprehensive (loss) income with an exposure draft to be issued in the near future. We do not expect this amendment to the ASC to have a material impact on our condensed consolidated financial statements.
     In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this amendment to the ASC to have a material impact on our condensed consolidated financial statements.
     On January 1, 2011, we adopted the ASU 2010-28 regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
     In October 2009, the FASB issued ASU 2009-13 regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
Inflation
     There are cost of living adjustment clauses in certain of the collective bargaining agreements covering our labor union employees. Considerable fluctuations in cost of living due to inflation could result in an adverse effect on our operations.

Liquidity and Capital Resources
Summary
     Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. Accordingly, our future and 249 days ended September 30, 2011 condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows will not be comparable in many respects to our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed statement of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.
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
     Cash and cash equivalents at September 30, 2011 totaled $9.9 million compared to $105.5 million at December 31, 2010, excluding restricted cash of $28.6 million and $4.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we could reclaim restricted cash of up to $26.2 million. There is no certainty that we will reclaim any, or all, of this amount.
Cash Flows
     Net cash provided by (used in) operating activities was $127.5 million, ($81.1) million and $144.1 million for the 249 days ended September 30, 2011, 24 days ended January 24, 2011 and nine months ended September 30, 2010, respectively. Net cash provided by operating activities for the 249 days ended September 30, 2011 represents the operating activities of the Successor Company; however, it includes payment of $64.1 million in claims of the Predecessor Company, of which $56.5 million of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011 and nine months ended September 30, 2010, no payments of interest were made, resulting in an increase in cash provided by operations of $9.0 million and $102.5 million, respectively. Upon our emergence from bankruptcy, we began paying interest on our outstanding debt in the normal course during the 249 days ended September 30, 2011.
     Net cash used in investing activities was $127.9 million, $12.5 million and $156.5 million for the 249 days ended September 30, 2011, 24 days ended January 24, 2011 and nine months ended September 30, 2010, respectively, and is mainly comprised of capital expenditures for all periods.

     Net cash (used in) provided by financing activities was ($1.7) million and $2.7 million for the 24 days ended January 24, 2011 and nine months ended September 30, 2010, respectively. Net cash used in financing activities was immaterial for the 249 days ended September 30, 2011. We paid $2.4 million of loan origination costs on the Exit Credit Agreement, of which $0.9 million and $1.5 million were paid during the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, respectively. During the nine months ended September 30, 2010, additional proceeds of $5.5 million were borrowed on the Pre-Petition Credit Facility related to outstanding letters of credit that were drawn upon by the holders and we paid $1.1 million of loan origination costs related to the DIP Credit Facility.
     We expect contributions to our Company sponsored employee pension plans and post-retirement health plans will be approximately $6.8 million and $2.3 million, respectively, in 2011, of which $6.8 million and $1.4 million have been contributed, respectively, during the nine months ended September 30, 2011. In addition, we expect to contribute approximately $20.0 million to our Company sponsored pension plans, as required by the PPA, and approximately $3.0 to $5.0 million to our post-retirement health plans in 2012.
Capital Expenditures
     We expect our capital expenditures will be approximately $180 million to $200 million in 2011. We anticipate that we will fund these expenditures through cash flows from operations, cash on hand and funds available under the Exit Revolving Facility.
     We have a five year contract with our primary IT vendor, which was executed in 2009. In the nine months ended September 30, 2011 and 2010, we spent approximately $17.7 million and $22.0 million, respectively, for services under such contract, of which approximately $8.9 million and $10.4 million, respectively, was capitalized in accordance with the Intangibles — Goodwill and Other Topic and the Interest Topic of the ASC and approximately $8.8 million and $11.6 million, respectively, was included in operating expenses. Our contract includes a baseline spend in 2011 with this vendor of approximately $22.1 million, which will be allocated between capital expenditures and operating expenses depending on the type of activities performed. While the contract term is five years, we have the ability to reduce the amount we spend with this vendor below the baseline amount by either in-sourcing certain work functions or finding alternate vendors. In order to reduce our spend below the contractual amount, we are required to provide six months notice to the vendor for the work functions we wish to move or eliminate.
     On May 31, 2011 we provided notice to this vendor of our intent to in-source or alternatively source certain functions which we expect will result in a reduction of the baseline amount by approximately fifty percent on a go-forward basis commencing on December 1, 2011. On October 11, 2011 we provided a second notice to the vendor of our intent to further in-source or alternatively source certain functions which we expect will result in a future reduction of the baseline amount on a go-forward basis commencing on April 11, 2012. We expect that savings will be largely offset in the near term by an increase in internal information technology (“IT”) employees and by other vendors for these functions and other IT initiatives.
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
     The Exit Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Exit Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Exit Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Exit Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Exit Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Exit Revolving Facility are subject to certain customary conditions. As of September 30, 2011, the Exit Borrowers were in compliance with all covenants under the Exit Credit Agreement.
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
Our DIP Facility
     In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided the DIP Financing. Pursuant to the Interim Order, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. Pursuant to the Final DIP Order, the DIP Borrowers were permitted access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court of which up to $30.0 million was available in the form of one or more letters of credit that could be issued to third parties for our account. As of December 31, 2010, we had not borrowed any amounts under the DIP Credit Agreement other than letters of credit totaling $18.7 million that had been issued and were outstanding under the DIP Credit Agreement.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of September 30, 2011, we had total debt of $1,000.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins, as of September 30, 2011. As of September 30, 2011, the fair value of our debt was approximately $787.5 million based on the market prices of our debt at that date. Our Exit Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Exit Credit Agreement) to continue the maturity of the Exit Revolving Facility and must pay a second continuation fee of $0.75 million.
     As of September 30, 2011, we had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under our Exit Revolving Facility. Interest payments on the Exit Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.
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
     We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the nine months ended September 30, 2011, the actual loss on the pension plan assets has been approximately 2.5%. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to contribute additional funds to the pension plan.

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
     Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weakness which was identified in our 2010 Annual Report and which remains in existence as of the date of this report:
Our management oversight and review procedures designed to monitor the accuracy of period-end accounting activities were ineffective. Specifically, project accounting controls were not adequate to ensure charges to capital projects were appropriate or that projects were closed in a timely manner. Furthermore, procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.
     Our management has completed a number of steps designed to remediate this issue as discussed below. Management expects that the actions taken to date and additional actions planned will remediate the above referenced material weakness.
     We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address this material weakness or other deficiencies. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.
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
     The material weakness identified in our 2010 Annual Report relating to information technology general controls has been remediated. To resolve that issue, the following improvements were implemented:
•	Implemented formal change management processes governing approval, testing and implementation of system and application changes;

•	Restricted access to the privileged system account for our retail billing system;

•	Restricted access to shared administrator accounts to individuals with a valid business need for accessing those accounts; and

•
Revised access to human resource, general ledger, accounts receivable, accounts payable, enterprise asset management, fixed assets, inventory, purchase order and payroll functions within the Oracle system to eliminate certain segregation of duties issues.

     Steps taken during 2011 to remediate the remaining material weakness described above, and further described in our 2010 Annual Report, include:
•	Enhancing the reconciliation procedures for various accounts, including the wholesale and retail accounts receivable reconciliations;

•	Implementing an account reconciliation software application to facilitate execution and management monitoring of account reconciliations;

•	Implementing upfront system edits and automated feed of project data between the engineering project management system used for outside plant projects and the Oracle project accounting system; and

•	Streamlining the process for preparation of the quarterly income tax provision.
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
     With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Item 1A. Risk Factors.
     During the quarter ended September 30, 2011, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the 2010 Annual Report and in “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended September 30, 2011, pursuant to the Plan, the Company issued (i) 275 shares of New Common Stock in the aggregate to holders of FairPoint Communications Unsecured Claims, and (ii) Warrants to purchase an aggregate of 468 shares of New Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement.
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

FairPoint Communications, Inc.
Date: November 7, 2011	By:	/s/ Ajay Sabherwal

		Name:	Ajay Sabherwal
		Title:	Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
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

10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)
10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)
10.7	Form of Director Indemnity Agreement.(4)
10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)
10.10	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.(6)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)
10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)
10.13	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)
10.14	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.15	FairPoint Communications, Inc. 2010 Success Bonus Plan.†(1)
10.16	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.17	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)
10.18	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)
10.19	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)
10.20	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)
10.21	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)
10.22	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)
10.23	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)
10.24	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)
10.25	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)
10.26	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kathleen McLean.†(16)

Exhibit No.	Description
10.27	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kenneth W. Amburn. †(16)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
21	Subsidiaries of FairPoint.(16)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
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
(13) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.
(14) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.
(15) Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 25, 2008.
(16) Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2011.