Form 10-K
period 2011-12-31
FAIRPOINT COMMUNICATIONS INC
filed 2012-03-09
CIK 1062613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2011 (based on the closing price of $9.21 per share) was $237,682,166.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 2, 2012, there were 26,194,442 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act within 120 days after the close of the registrant’s fiscal year.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report on Form 10-K for our fiscal year ended December 31, 2011 (this “Annual Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our recently announced workforce reduction and labor negotiations, and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	risks related to our reported financial information and operating results including with respect to our adoption of fresh start accounting;

•	changes in federal and state regulatory policies, procedures and mechanisms including but not limited to the availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our Company-sponsored pension plans and post-retirement healthcare plans; and

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

PART I

ITEM 1. BUSINESS

Except as otherwise required by the context, references in this Annual Report to:

•	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries.

•

“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”.

•	“Northern New England operations” refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	“Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations.

•

“Verizon Northern New England business” refers to the local exchange business of Verizon New England Inc. (“Verizon New England”) in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries’ (other than Cellco Partnership) (collectively, the “Verizon Group”) related long distance and Internet service provider business in those states prior to the Merger.

Our Business

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including high speed data (“HSD”), Internet access, data transport, voice, video and other broadband enabled product offerings. We operate in 18 states with approximately 1.3 million access line equivalents (including voice access lines and HSD lines, which include digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2011.

We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 80 years.

Access lines have historically been an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from Competitive Local Exchange Carriers (“CLECs”), wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and voice over IP (“VoIP”), and challenging economic conditions. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in special access, HSD and other broadband service revenue as we continue to build out our network to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to the issues associated with the cutover (the “Cutover”) from the systems of Verizon in February 2009 with respect to our Northern New England operations and the filing for bankruptcy protection under chapter 11 of title 11 (“Chapter 11”) of the United States Code (the “Bankruptcy Code”) in October 2009, we lost significant market share in recent years. Our strategy is to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.

We offer our IP/Multiple Protocol Label Switched (“IP/MPLS”) network that is fiber-optic based (the “Next Generation Network”) to support more high-speed data services and extend fiber into more communities across our Northern New England operations. This fiber-optic build also supplies critical infrastructure known as “backhaul” for wireless traffic in the region, and addresses the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. Today we provide cellular backhaul connectivity to more than 1,600 towers in our Northern New England footprint. Recent Ethernet network expansion allows us to provide fiber based Ethernet cellular backhaul to more than half of these towers.

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

The Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group’s regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. See “Item 1. Business – Regulatory Environment” for further information regarding rate-of-return and price cap models. On May 10, 2010, we received FCC approval to convert our Telecom Group operations in Maine and Vermont to the price cap model. These operations converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Telecom Group incumbent local exchange carriers (“ILECs”) outside of Maine and Vermont under the rate-of-return or average schedule regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all local exchange carriers (“LECs”), our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

Overview of FCC Order to Reform Universal Service and Intercarrier Compensation

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking (“NPRM”) on Universal Service and Intercarrier Compensation reform. On November 18, 2011, the FCC released its comprehensive and landmark order to modify the nationwide system of universal support and the Intercarrier Compensation system (referred to hereafter as the “FCC CAF/ICC Order”). In this order, the FCC replaced all existing Universal Support Funding (“USF”) for price cap carriers with its Connect America Fund (“CAF”). The intent of the CAF is to bring high speed affordable broadband services to all Americans. The FCC CAF/ICC Order fundamentally reforms the Intercarrier Compensation (“ICC”) system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the modifications to the CAF and ICC rules are intended to benefit consumers and promote the goals of the National Broadband Plan (the “NBP”), which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-effectively as possible.

In conjunction with the FCC CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues nor how they may impact us. See “Item 1. Business – Regulatory Environment” for further information regarding these matters.

Emergence from Chapter 11 Proceedings

On October 26, 2009 (the “Petition Date”), we filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) (Case No. 09-16335) (collectively, the “Chapter 11 Cases”). On January 24, 2011 (the “Effective Date”), we substantially consummated our reorganization through a series of transactions contemplated by our Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed by the Bankruptcy Court, the “Plan”). The Plan provided for, among other things: (i) the cancellation and extinguishment on the Effective Date of all our equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of our common stock, par value $0.01 per share (the “Old Common Stock”), options and contractual or other rights to acquire any equity interests, (ii) the issuance of shares of our new common stock, par value $0.01 per share (the “New Common Stock” or “Common Stock”), and warrants to purchase shares of our new common stock to holders of certain claims in accordance with the Plan, (iii) the satisfaction of claims associated with the Credit Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”) and the indentures governing (a) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended, and (b) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”) and (iv) the termination by its conversion into the revolving facility of the Credit Agreement (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics”, and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders (the “DIP Administrative Agent”). Our New Common Stock began trading on the Nasdaq Stock Market LLC (the “NASDAQ”) on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics (collectively, the “Borrowers”) entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Credit Agreement”). In connection with the Chapter 11 Cases, we also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). We agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”) which were then approved by the regulatory authorities in these states. For more information regarding the Regulatory Settlements, see “Item 1. Business – Regulatory Environment – State Regulation – Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”

As of the Effective Date, we were required to adopt fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represented the fair value of the entity before considering liabilities, and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our post-emergence consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our post-emergence consolidated statements of financial position and consolidated statements of operations are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the historical financial statements contained herein.

Our Services

We offer a broad portfolio of communications services for residential, business (includes governmental and educational institutions) and wholesale customers in each of the markets in which we operate. We have a long history of operating in our markets and have a recognized identity within each of our service areas. Our operating companies are locally staffed, which enables us to reliably provide an array of communications services to meet our customer needs. These include voice and voice related services, as well as HSD, Internet access, data transport, video and other broadband enabled services. Based on our understanding of our local customers’ needs, we offer bundled services designed to simplify the customer’s purchasing and management process.

Generation of Revenue

We primarily generate revenue through: (i) the provision of local voice service to customers within our service areas; (ii) the provision of network access through dedicated transport facilities for data and voice to business and wholesale customers and to interexchange carriers for origination and termination of interstate and intrastate long-distance phone calls; (iii) HSD services; (iv) Universal Service Fund high-cost loop and high-cost model payments; and (v) the provision of other services such as long-distance resale, other data and Internet and broadband enabled services, enhanced services and billing and collection services.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for more information regarding our revenue sources.

Voice Services

Local calling service enables the local customer to originate and receive an unlimited number of calls within a defined “exchange” area. Local calling services include basic local lines, local private lines and switched data services. We provide local calling services to residential and business customers, generally for a fixed monthly charge and service charges for special calling features. In a LEC’s territory, the amount that we can charge a customer for local service is determined by rate proceedings involving the appropriate state regulatory authorities.

We offer switched and dedicated long-distance services within our service areas through resale agreements with national interexchange carriers. In addition, through our wholly-owned subsidiary FairPoint Carrier Services, Inc., we offer wholesale long-distance services to communications providers that are not affiliated with us.

Network Access Charges / Intercarrier Compensation

Network Transport Services. We offer network transport services to wholesale customers for their use in connecting end users to the interexchange networks of the wholesale customer. These network transport services include special access services, which are primarily DS-1 and DS-3 services, and high speed digital services, which are primarily Ethernet-based services provisioned over fiber and copper facilities.

Network Switched Access Service. Network access enables long-distance companies to utilize our local network to originate or terminate intrastate and interstate communications. Network switched access charges relate to long-distance, or toll calls, that typically involve more than one company in the provision of telephone service as well as to the termination of interexchange private line services. Since toll calls and private line services are generally billed to the customer originating the call or ordering the private line service, a mechanism is required to compensate each company providing services relating to the service. This mechanism is the access charge and we bill access charges to long-distance companies and other customers for the use of our facilities to access the customer, as described below. Network switched access compensation is subject to the FCC CAF/ICC Order, as described below in “Item 1. Business – Regulatory Environment”. Under the new rules, network switched access revenues are expected to continue to decline, but on a more predictable basis with fewer disputes.

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

Universal Service Fund High-Cost Loop. As described below in “Item 1. Business – Regulatory Environment”, the Universal Service Funding mechanisms are being replaced, effective January 1, 2012, with Connect America Funding. Prior to 2012, the Universal Service Fund supplemented the amount of local service revenue received by us to ensure that basic local service rates for customers in high-cost areas are consistent with rates charged in lower cost areas. The Universal Service Fund and its successor, CAF, are funded by monthly fees charged to interexchange carriers and LECs. Until 2012, the Universal Service Fund made payments to us on a monthly basis based upon our cost support for LECs whose cost of providing the local loop connections to customers is significantly greater than the national average. For our rural service areas, these payments fluctuated based upon our average cost per loop compared to the national average cost per loop. For example, if the national average cost per loop increased and our operating costs (and average cost per loop) remained constant or decreased, the payments we received from the Universal Service Fund would decline. Conversely, if the national average cost per loop decreased and our operating costs (and average cost per loop) remained constant or increased, the payments we received from the Universal Service Fund would increase. For our non-rural service areas, these payments were based on cost models which estimate the cost to provide services and generate universal service support payments for high-cost areas. Universal Service Fund high-cost support revenue accounted for less than 2% of our total revenue in the year ended December 31, 2011. As described below in “Item 1. Business – Regulatory Environment”, we expect 2012 CAF to be equivalent to our 2011 high-cost support. Starting in 2013, our CAF will depend on the resolution of the FCC’s proceeding to adopt a CAF cost model and develop CAF Phase II for our operating areas and our right to accept or refuse that funding based on our evaluation of the cost of our obligations associated with the funding.

Data and Internet Services

We offer an extensive array of high capacity data services including: private line special access, fast packet, optical, Ethernet and IP services. We work with large businesses and carriers to deliver network capacity to meet their specific needs, including migrating networks from time division multiplexing to Ethernet-based high capacity circuits. In particular, wireless carriers are a high growth sector within our wholesale segment as they expand 3G networks and roll out 4G networks to meet the demand for broadband services driven by smartphones, tablets, mobile broadband and mobile video.

We offer broadband Internet access via DSL technology, fiber-to-the-home technology, dedicated T-1 connections, Internet dial-up, high speed cable modem and wireless broadband. Customers can utilize this access in combination with customer owned equipment and software to establish a presence on the World Wide Web. We offer enhanced Internet services, which include obtaining IP addresses, basic web site design and hosting, domain name services, content feeds and web-based e-mail services. We also offer carrier ethernet services throughout our market to our business and wholesale customers.

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

Directory Services. Through our local telephone companies, we publish telephone directories in some of our locations. These directories provide white page listings, yellow page listings and community information listings. We contract with leading industry providers to assist in the sale of advertising and the compilation of information, as well as the production, publication and distribution of these directories.

Video. In certain of our markets, we offer video services to our customers by reselling DirectTV content and providing cable and IP television video-over-DSL.

Our Markets

Most of our 34 local exchange carriers operate as the ILEC in each of their respective markets. Approximately 63% of our voice access lines served residential customers as of December 31, 2011. Our business customers accounted for approximately 30% of our voice access lines as of December 31, 2011 and wholesale customers accounted for approximately 7% of our voice access lines as of December 31, 2011.

In addition to voice access lines, we offer HSD service to our customers. At December 31, 2011, we had 314,135 HSD subscribers. HSD subscribers include DSL, wireless broadband, cable modem and fiber-to-the-premises.

Our operations are primarily focused on rural and small urban markets and are geographically concentrated in the northeastern United States.

The following chart identifies the number of access line equivalents in each of our 18 states as of December 31, 2011:

State	Access Line Equivalents
Maine	480,559
New Hampshire	386,407
Vermont	274,958
Florida	49,087
New York	45,500
Washington	41,536
Missouri	13,476
Ohio	12,534
Virginia	8,436
Kansas	6,398
Illinois	5,769
Pennsylvania	5,757
Idaho	5,536
Oklahoma	4,160
Colorado	3,597
Other States(1)	3,184

Total:	1,346,894

(1)	Includes Massachusetts, Georgia and Alabama.

Sales and Marketing

We have a customer-oriented marketing approach that emphasizes our reliable service and advanced network. Each of our local exchange companies has a long history in the communities it serves. It is our policy to maintain and enhance the strong brand recognition and reputation that each LEC enjoys in its markets, as we believe this is a significant competitive advantage. As we market new services, we will seek to continue to utilize our brand recognition in order to attain higher recognition with potential customers. We have approximately 3,500 employees that work and live in the markets where we provide service. VantagePointSM services, through our IP-based network in three contiguous states, has a level of coverage and capacity that we believe is unmatched in our marketplace. We have divided our Northern New England operations efforts into four distinct markets: residential, small and medium business, large business and wholesale. Marketing plans, distribution strategies, opportunities and tactics are tailored to each of these markets using call center or direct sales based approaches.

Our sales organization utilizes customer service representatives to service our residential customers. This includes all sales activities driven by our residential marketing programs. We utilize a combination of call center personnel and our direct sales force to sell to the small and medium segment and our other markets are handled by professional direct sales teams emphasizing account management and high touch customer service. Our direct sales personnel are assigned key customers, with large business and wholesale customers assigned a complete account team.

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

Our back-office and operations support systems are a combination of integrated off-the-shelf packages that have been customized to support our operations as well as software as a service solution. Our Northern New England operations carrier access billing and our Telecom Group billing operations are supported by fully outsourced third-party platforms.

Our systems are supported by a combination of employees and contractors. Our internal IT group supports data center operations, data network operations, internal helpdesk, desktop support and phases of the systems development life cycle. We use professional services firms for the majority of software development and maintenance.

Network Architecture and Technology

Rapid and significant changes in technology are underway in the communications industry. Our success depends, in part, on our ability to anticipate and adapt to technological changes. With this in mind, we continue to build and expand our advanced Next Generation Network in our Northern New England operations. The Next Generation Network is an IP/MPLS network with over 14,800 miles of fiber optic cable. We believe this network architecture will enable us to efficiently respond to these technological changes.

Our LEC network consists of 95 host central offices and 417 remote central offices, all with advanced digital switches. Approximately 98.0% of our central offices are served by fiber optic facilities, which we own. The primary interconnection with other incumbent carriers is also fiber optic. Our outside plant consists of both fiber optic and copper distribution networks.

Our Telecom Group and Next Generation Networks transport systems are a combination of Synchronous Optical Network, Dense Wave Division Multiplexing, and Ethernet transport capable of satisfying customer demand for high bandwidth transport services. This system supports advanced services including Carrier Ethernet Services and legacy data products such as Frame Relay and Asynchronous Transfer Mode, facilitating delivery of advanced services as demand warrants.

In our LEC markets, DSL-enabled access technology has been deployed to provide significant broadband capacity to our customers. As of December 31, 2011, nearly all of our central offices are capable of providing broadband services through DSL technology, cable modem and/or wireless broadband.

Competition

We face intense competition from a variety of sources for our voice and data services in most of the areas we now serve, and expect that such competition will continue to intensify in the future. We face competition from many communications providers, including cable operators offering video, data and VoIP products, wireless carriers, long distance service providers, competitive local exchange carriers, Internet service providers, satellite companies and other wireline carriers. This competition has had an adverse impact on our access lines, HSD growth rates and revenues.

Regulations and technology change quickly in the communications industry, and these changes have historically had, and are expected to continue in the future to have, a significant impact on competitive dynamics. For instance, the ubiquity of wireless networks coupled with technology changes, such as VoIP, and data-driven devices (i.e. computer tablets and netbooks), are creating increased competition and technology substitution, a trend we expect will continue for the foreseeable future. Public monies in the form of stimulus funds to build broadband networks are also providing a new source of competition for us. In addition, many of our competitors have access to larger workforces or have substantially greater name-brand recognition and financial, technological and other resources than we do. Moreover, some of our competitors, including wireline, wireless and cable have formed and may continue to form strategic alliances to offer bundled services in our service areas.

We estimate that, as of December 31, 2011, most of the customers that we serve have access to voice, network transport and Internet services through a cable television company. In addition, increasingly, both CLECs and cable companies have begun to penetrate the market for high capacity circuits for large businesses and carriers, including interexchange and wireless providers. Lastly, in most of our service areas, we face competition from wireless carriers for voice services.

We use numerous strategies to offset these competitive pressures and changes in customer behavior. Our strategies are focused on maintaining connections with our customers through enhanced products and services and generating new revenues through new customer growth, win-backs of former customers and new product development. We offer attractive packages of value-added services that features HSD along with local, long distance calling, enhanced telephone features and video offerings.

For our business customers, we believe that the reliability and reach of our network is a competitive advantage particularly with regionally based enterprises in segments like health care and banking. Business customers seek reliable high capacity bandwidth services such as high-level transport services to wireless cell towers we provide in our territories. We are expanding the number and quality of people selling and servicing our enterprise customers with sophisticated products and services.

Employees

As of December 31, 2011, we employed a total of 3,541 employees, 2,254 of whom were covered by fourteen collective bargaining agreements. As of December 31, 2011, 72 of our employees were covered by four collective bargaining agreements that expire during the next calendar year.

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

Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Telecom Group operations in Maine and Vermont to the price cap model. Our Telecom Group operations in Maine and Vermont converted to price cap regulation on July 1, 2010. Under price cap regulation, limits are imposed on a company’s interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give a company flexibility to adjust its rates within these limits. In contrast, rate-of-return regulation permits a company to set rates based upon its allowed costs and projected revenue requirement, including an authorized rate-of-return determined by the FCC. We have obtained permission to continue to operate our Telecom Group ILECs outside of Maine and Vermont under the rate-of-return or average schedule regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

As described in more detail below, the FCC CAF/ICC Order will modify regulation for us beginning January 1, 2012. Effective January 1, 2012, the FCC has eliminated the rural/non-rural distinction among ILECs and treats ILECs as either price cap or rate-of-return. Under the new rules, effective January 1, 2012, our ILECs will be treated as price cap companies for CAF purposes, including the Telecom Group rate-of-return companies. The Telecom Group rate-of-return companies will continue to be treated as rate-of-return for regulation of interstate switched and special access services. In addition, the FCC has preempted certain state regulation over our ILECs including capping all state originating and terminating switched access charges and reducing state switched access charges beginning July 1, 2012 in a two year transition to make state switched access charges equal to interstate switched access charges.

Federal Regulation

We are required to comply with the Communications Act which requires, among other things, that telecommunications carriers offer telecommunications services at just and reasonable rates and on terms and conditions that are not unreasonably discriminatory. The Communications Act, as amended by the 1996 Act, contains requirements intended to promote competition in the provision of local services and to lead to deregulation as markets become more competitive.

On March 16, 2010, the FCC submitted the NBP to the United States Congress (“Congress”). The NBP is a plan to bring high-speed Internet services to the entire country, including remote and high-cost areas. In accordance with the NBP, the FCC commenced several rulemakings that concern, among other things, reforming high-cost and low-income programs to promote universal service, to make those funds more efficient while promoting broadband communications in areas that otherwise would be unserved and to address changes to interstate access charges and other forms of intercarrier compensation. As described in more detail below, the FCC has issued a major order addressing universal service funding and intercarrier compensation and has announced its intentions to undertake other significant regulatory activity including the methodology for contributing to universal service funding. In addition, the FCC has a number of universal services and intercarrier compensation issues under consideration in a Further Notice of Proposed Rulemaking. We cannot predict the outcome of these proceedings or the effect the resulting decisions may have on our business.

Overview of FCC Order to Reform Universal Service and Intercarrier Compensation

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reform. On November 18, 2011, the FCC released the FCC CAF/ICC Order. In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of the CAF is to bring high speed affordable broadband services to all Americans. The FCC CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the modifications to the CAF and ICC rules are intended to benefit consumers and promote the goals of the NBP, which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-effectively as possible.

In conjunction with the FCC CAF/ICC Order, the FCC adopted a NPRM to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for Mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues or how they may impact us.

FCC CAF Phase I Overview

Under the new rules adopted in the FCC CAF/ICC Order, all of our rural operations will be treated under the CAF rules for price cap carriers. Under those rules, all of our ILEC operations will receive CAF Phase I frozen support funding in 2012 that is equal to all forms of high cost universal service funding received during 2011. We may also be eligible in 2012 for the one-time CAF Phase I Incremental Support, which would include a portion of a nationwide funding pool in the amount of $300 million that is being made available to price cap ILECs based on a cost regression run of the High Cost Proxy Model used, through 2011, to establish High Cost Model Support for non-rural ILECs. It is not clear at this time how much, if any, of this funding will be made available to us, nor is it clear whether we will be able to accept any or all of the potential funding, given the restrictions placed on the CAF Phase I Incremental Support by the new rules adopted by the FCC. Various companies and industry associations are seeking reconsideration of the new CAF rules and it is not known whether the FCC will modify its rules or what impact any such modifications may have on us.

FCC CAF Phase II Overview

Under the new FCC rules, the FCC intends to adopt a new cost model during 2012 that will be used to establish Phase II CAF funding effective January 1, 2013. The nature and timing of the model adopted are subject to regulatory and legal processes and the exact nature of the model and the timing of its implementation are not known at this time. Under the new rules, the FCC intends to establish CAF funding for geographic areas defined by the Census Bureau that contain approximately 400 households (“Census Blocks”) that have no unsubsidized competition. In effect, we expect the FCC to identify specific Census Blocks in our operating territories, identify a five year funding commitment, identify specific service obligations, and offer the funding to us, as a price cap ILEC, on a “right of first refusal” basis. If we accept the funding we will be obligated to provide service to all customer locations in the specified Census Blocks by the end of the five years and offer broadband services with minimum speeds of 4 megabit per second (“MBPS”) service down (to the customer) and 1 MBPS service up (from the customer to the Internet). There will also be additional obligations, including but not limited to latency and rates. In the event we choose not to exercise our right of first refusal for CAF Phase II funding, the FCC intends to use reverse auctions to allow carriers to bid for the funding. At this point, the specific Census Blocks which will be included in CAF Phase II have not been identified, and the cost model has not been adopted. Accordingly, we do not know how much funding will be offered for each of our operations and we do not know whether we will accept funding for any or all of our operating areas. CAF Phase II funding will be offered based on all “study areas” in a state operation operated by each ILEC.

FCC New Rules for Intercarrier Compensation Overview

The FCC CAF/ICC Order establishes rules to reform historical rules associated with local, state toll and interstate toll traffic exchanged among communications carriers including ILECs, CLECs, cable companies, wireless carriers and VoIP providers. The new rules, the majority of which are effective beginning July 1, 2012, establish separate rules for price cap carriers and rate-of-return carriers. Although the FCC order treats our rate-of-return carriers (including companies operating under average schedules) as price cap carriers for CAF funding, it treats them as rate-of-return carriers for purposes of ICC reform. For both price cap and rate-of-return carriers the FCC establishes a multi-year transition of terminating traffic compensation to “bill and keep”, or zero compensation. For both price cap and rate-of-return carriers, the FCC requires carriers to establish fiscal year 2011 (“FY2011”) baseline compensation, which is the amount of relevant compensation billed during the period beginning October 1, 2010 and ending September 30, 2011, and collected by March 31, 2012. This FY2011 revenue is used as a starting point for revenue for the transitional period, which is six years for price cap operations and nine years for rate-of-return operations. For each operation, the FY2011 baseline revenue is reduced by a specified percent during each year of the transition, resulting in a target revenue for each tariff year. At the same time, the FCC rules require reductions in ICC rates for specified services and jurisdictions. As the recoverable revenue declines and the rates decline, any target revenue which will not be covered by ICC revenue can be recovered, in part, from end users through an access recovery charge (“ARC”). Price cap incumbent LECs are permitted to implement monthly end user ARCs with five annual increases of no more than $0.50 for residential/single-line business consumers, for a total monthly ARC of no more than $2.50 in the fifth year; and $1.00 (per month) per line for multi-line business customers, for a total of $5.00 per line in the fifth year, provided that: (1) any such residential increases would not result in regulated residential end-user rates that exceed the $30 residential rate ceiling; and (2) any multi-line business customer’s total subscriber line charge (“SLC”) plus ARC does not exceed $12.20. Rate-of-return incumbent LECs are permitted to implement monthly end user ARCs with six annual increases of no more than $0.50 (per month) for residential/single-line business consumers, for a total ARC of no more than $3.00 in the sixth year; and $1.00 (per month) per line for multi-line business customers for a total of $6.00 per line in the sixth year, provided that: (1) such increases would not result in regulated residential end-user rates that exceed the $30 Residential Rate Ceiling; and (2) any multi-line business customer’s total SLC plus ARC does not exceed $12.20. If the combination of ICC and ARC revenue is not sufficient to cover the targeted revenue, then additional funding will be provided by the CAF.

Interstate Access Charges

Our local exchange subsidiaries receive compensation from long-distance telecommunications providers for the use of their network to originate and terminate interstate inter-exchange traffic. With respect to interstate traffic, the FCC regulates the prices we may charge for this purpose, referred to as access charges, as a combination of flat monthly charges paid by end-users, usage-sensitive charges paid by long-distance carriers, and recurring monthly charges for use of dedicated facilities paid by long-distance carriers. The amount of access charge revenue that we will receive is subject to change. As previously described, the FCC has adopted a plan to resolve certain billing disputes related to intercarrier compensation and to transition all terminating state and interstate intercarrier compensation to zero over a six or nine year period for price cap and rate-of-return companies, respectively.

Our ILEC operations in Maine, New Hampshire and Vermont and, effective July 1, 2010, our Telecom Group operations in Maine and Vermont, are subject to price cap regulation of access charges. Under price cap regulation, limits are imposed on a company’s interstate rates without regard to its costs or revenue requirements. These limits are adjusted annually based on FCC-specified formulae, such as for inflation, as well as through occasional regulatory proceedings, but will generally give us flexibility to adjust our rates within these limits. In contrast, our rural operations are subject to interstate rate-of-return regulation, permitting us to set rates for those operations based upon our allowed costs and projected revenue requirement, including an authorized rate-of-return of 11.25%. In an order dated January 25, 2008, the FCC granted our request for a waiver of the “all or nothing” rule, which allows us to continue to operate under both of these regimes until the FCC completes its general review of whether to modify or eliminate the all or nothing rule, or makes other comprehensive changes to its access charge rules. As previously discussed, the state and interstate terminating switched access rates for our rate-of-return regulated ILECs are impacted by the FCC CAF/ICC Order, which establishes a transition of these rates to zero over nine years. During this transition these rates will no longer be based on costs but will be subject to a complex transition mechanism established by the FCC.

The FCC CAF/ICC Order significantly changes the existing rates for access charges, which, combined with the development of competition, have generally caused the aggregate amount of switched access charges paid by long-distance carriers to decrease over time. The FCC also is considering whether to modify price cap rules as they apply to special access and whether to restrict some of the pricing flexibility enjoyed by price cap ILECs, which includes some of our Northern New England operations. We cannot predict what changes, if any, the FCC may eventually adopt and the effect that any of these changes may have on our business.

Universal Service Support

Rules effective through December 31, 2011 provided different methodologies for the determination of universal service payments to rural and non-rural carriers. In general, the rules provide high-cost support to rural carriers where the company’s actual costs exceed a nationwide benchmark level. High-cost support for non-rural carriers, on the other hand, was determined by a nationwide cost proxy model. Under the pre-2012 FCC rules, our non-rural operations received support under the non-rural model methodology in Maine and Vermont. The FCC’s rules for support to high-cost areas served by non-rural LECs were remanded by the U.S. Court of Appeals for the Tenth Circuit, which had found that the FCC had not adequately justified these rules. In 2010, in response to the Tenth Circuit remand, the FCC issued an order which justified its prior conclusion. As previously described, the FCC has replaced all pre-2012 universal service programs with its new CAF programs.

Universal Service Fund disbursements were distributed only to carriers that are designated as “eligible telecommunications carriers” (“ETCs”) by a state regulatory commission. All of our non-rural and rural LECs were designated as ETCs.

We also benefit indirectly from support to low-income users under the Lifeline and Linkup universal service programs. The FCC has asked the Federal-State Joint Board for Universal Service to recommend changes to these low-income programs to address, among other things, access to broadband and eligibility for support. On February 6, 2012, the FCC adopted and released an order reforming the Lifeline and Linkup low-income programs. Effective April 1, 2012, the Linkup program will be eliminated for all low-income subscribers except for Native Americans. Linkup is a program which pays 50% of the non-recurring charges, not to exceed $30.00, associated with establishment of local telecommunications service. Also effective April 1, 2012, there are major reforms to the Lifeline program. Prior to the changes, Lifeline credits were based on four tiers of support. The first three tiers of federal support will be replaced by a flat credit of $9.25 per month. The fourth tier, which relates to Native Americans, is unchanged. In addition, the FCC is establishing revised eligibility criteria effective April 1, 2012. The FCC order requires the Universal Service Administration Company (“USAC”) to establish a national database by the end of 2013 which will be used to eliminate duplicate funding. The FCC Lifeline order establishes a limited trial to evaluate Lifeline support for broadband services. It is not known how these changes will impact us. The elimination of duplicate support could result in fewer customers choosing us for Lifeline service, with the potential that a portion of our Lifeline customers may prefer to use other carriers for this service.

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

Our Telecom Group rural operations are exempt from the additional ILEC requirements until the applicable rural carrier receives a bona fide request for these additional services and the applicable state authority determines that the request is not unduly economically burdensome, is technically feasible and is consistent with the universal service objectives set forth in the 1996 Act. This exemption will be effective for all of the Telecom Group operations, except in Florida where the legislature has determined that all ILECs are required to provide the additional services as prescribed in the 1996 Act. If a request for any of these additional services is filed by a potential competitor with respect to one of our other existing rural operating territories, we will likely ask the relevant state regulatory commission to retain the exemption. If a state regulatory commission rescinds an exemption in whole or in part and does not allow us adequate compensation for the costs of providing the interconnection, our costs could increase significantly; we could face new competitors in that state; and we could suffer a significant loss of customers and incur a material adverse effect on our business, financial condition, results of operations and liquidity. In addition, we could incur additional administrative and regulatory expenses as a result of the interconnection requirements. Any of these could result in a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Long-Distance Operations

The FCC has required that ILECs that provide interstate long-distance services originating from their local exchange service territories must do so in accordance with “non-structural separation” rules. These rules have required that our long-distance affiliates (i) maintain separate books of account, (ii) not own transmission or switching facilities jointly with the local exchange affiliate and (iii) acquire any services from their affiliated LEC at tariffed rates, terms and conditions. The Bell Operating Companies are subject to a different set of rules allowing them to offer both long-distance and local exchange services in the regions where they operate as Bell Operating Companies, subject to certain conditions with which we comply. In addition, our operations have been obligated under the FCC’s “equal access” scripting requirement to read new customers a list of all available long-distance carriers presented in random order. Not all of our competitors must comply with these requirements. Therefore, these requirements may put us at a competitive disadvantage in the interstate long-distance market. The FCC recently ruled that the Bell Operating Companies need no longer comply with these rules for their long-distance services in order to avoid classification as a dominant carrier, and that their ILEC affiliates need no longer comply with the separation rules for their long-distance services, provided that they comply with certain existing and additional safeguards, such as providing special access performance metrics, offering low-volume calling plans and making available certain monthly usage information on customers’ bills. The FCC also has ruled that the Bell Operating Companies and their ILEC affiliates are no longer required to comply with the equal access scripting requirement. However, until similar relief is granted in each state by the state public utility commission (“PUC”), we will continue to comply with the equal access scripting requirements.

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

The FCC has ruled that dedicated broadband Internet access services offered by telephone companies (using DSL technology), cable operators, electric utilities and terrestrial wireless providers qualify as largely deregulated information services. LECs or their affiliates may offer the underlying broadband transmission services that are used as an input to dedicated broadband Internet access services through private carrier arrangements on negotiated commercial terms. The FCC order also allows rural rate-of-return carriers, including most of our Telecom Group operations, the option to continue providing DSL service as a common carrier (status quo) offering. The FCC also has concluded that broadband Internet access service providers must comply with CALEA. Despite the FCC’s previous ruling that broadband Internet access is an information service, the FCC continues to evaluate this finding and is expected to issue a NPRM that could re-regulate broadband Internet access. We can provide no assurance about the outcome of such NPRM and how it may affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

In addition, a Verizon petition asking the FCC to forbear from applying common carrier regulation to certain broadband services sold primarily to larger business customers was deemed granted by operation of law on March 19, 2006 when the FCC did not deny the petition by the statutory deadline. The U.S. Court of Appeals for the District of Columbia Circuit has rejected a challenge to that outcome. The forbearance deemed granted to Verizon has been extended to our Northern New England operations by the FCC in its order approving the Merger. In October 2007, the FCC stated its intention to define more precisely the scope of forbearance obtained by Verizon, but it has not yet done so. On October 4, 2011, tw telecom, Inc. filed a petition with the FCC asking it to reverse the forbearance granted to Verizon by operation of law on March 19, 2006. Comments have been filed in this proceeding by FairPoint and other parties. Following reply comments, the FCC may issue an order on this petition. We do not know how this would be resolved or the impact it may have on us if the FCC reversed, eliminated or modified the forbearance granted to Verizon in 2006.

The FCC has imposed particular regulatory obligations on IP-based telephony. It has concluded that interconnected VoIP providers must comply with CALEA; provide enhanced 911 emergency calling capabilities; comply with certain disability access requirements; comply with the FCC’s rules protecting CPNI; provide local number portability; and pay regulatory fees. Recently there have also been discussions among policymakers concerning “net neutrality.” The FCC released a statement of principles favoring customer choice of content and services available over broadband networks. It has adopted open Internet access rules applicable to all broadband Internet access providers. However, we cannot predict what impact, if any, this may have on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. The FCC has preempted some state regulation of VoIP.

Additional rules and regulations may be extended to the Internet and to broadband Internet access. A variety of proposals are under consideration in both federal and state legislative and regulatory bodies. For example, the FCC is considering reclassifying the transport component of broadband service as a “telecommunications service.” In addition, there has been increasing review to increase regulatory oversight of third party billing on telephone bills and for cyber security. We cannot predict whether the outcome of pending or future proceedings will prove beneficial or detrimental to our competitive position and our regulatory compliance costs.

On February 17, 2009, Congress enacted the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) which, among other programs, provides for $7.2 billion for broadband development in unserved and underserved areas of the United States. We applied for stimulus funding under the Recovery Act, but did not receive any grant funding. However, there were several grants of stimulus funding under the Recovery Act in our Northern New England operating area and our other service areas and in particular for the overbuilding of our Next Generation Network. Networks built with these funds in such areas may provide competition for our products and services.

State Regulation

The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke authority for authorizing companies to provide communications services. In some states, our intrastate long-distance rates are also subject to state regulation. States typically regulate local service quality, billing practices and other aspects of our business as well. As described above, intrastate access charges are subject to the transition plan established by the FCC in its recent FCC CAF/ICC Order.

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

New Hampshire Regulatory Settlement

On July 7, 2010, the New Hampshire Public Utilities Commission (“NHPUC”) provided its approvals for New Hampshire, including the Regulatory Settlement for New Hampshire (the “New Hampshire Regulatory Settlement”). The New Hampshire Regulatory Settlement provides for, among other things, the following:

Service Quality Requirements:

•

We committed to meet the broadband build out and capital investment requirements and continue operating under the service quality index (“SQI”) service quality program of the January 23, 2008 Settlement Agreement (the “NH 2008 Settlement”) among Verizon, the Company and the staff of the NHPUC and Order No. 24,823 in Docket DT 07-011 (the “NH 2008 Order”), subject to certain modifications described in the New Hampshire Regulatory Settlement.

•

In connection with the NHPUC Order No. 25,129 in Docket No. DT 10-025, final settlement of our SQI penalties for 2009 were deferred until our 2010 SQI results were approved by the NHPUC. The order identified five key performance metrics, and for each metric that we met in 2010, the 2009 penalties would be reduced by 20%. The 2010 SQI results indicated that we had met three of the five key metrics, reducing the 2009 penalties by 60%. In January of 2011, the NHPUC initiated an audit of our 2010 SQI plan. The audit was completed in the third quarter of 2011, and the results confirmed that we had met three of the five key metrics during 2010. The NHPUC staff agreed with this assessment and made a recommendation to the NHPUC that such assessment be accepted. The NHPUC approved this assessment in an order dated February 6, 2012.

Broadband Commitments:

•

We agreed to adhere to the broadband coverage commitments prescribed in the NH 2008 Order; however, certain broadband build-out commitments with a deadline of April 1, 2010 were extended to December 31, 2010. We believe that we have fulfilled this broadband coverage commitment as of December 31, 2010.

•	We confirmed our commitment to spend a total of at least $56.4 million on our New Hampshire broadband build-out by March 31, 2015 and we have spent $52.3 million as of December 31, 2011.

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

•

Pricing restrictions regarding stand-alone DSL service terminated on April 1, 2011; provided, however, that we will continue to honor the “for life” pricing that Verizon had offered to certain customers. We believe that we are in compliance with this commitment.

•

The first $500,000 of any penalty amounts resulting from any failure to meet broadband commitments will be paid to the New Hampshire Telecommunications Planning and Development Fund. Any penalties above $500,000 will be invested within three years of the date of the penalty as additional expenditures for our network, subject to NHPUC approval.

Expenditure Commitments:

•

We reconfirmed our commitment to spend $285.4 million in capital expenditures through March 31, 2013, of which $273.5 million has been spent through December 31, 2011; provided, however, that the amounts expended toward the $56.4 million broadband commitment described above may be applied to the $285.4 million capital expenditure commitment.

•

We agreed to reduce our $65.0 million “other expenditure” commitment by $10.0 million and reallocate the $10.0 million to recurring maintenance capital expenditures to be spent on or before March 31, 2013. This $10.0 million increases the $285.4 million capital expenditure commitment to $295.4 million.

•

We may further reduce our $65.0 million “other expenditure” commitment by up to $10.5 million to the extent such amounts are needed and are actually expended beyond the original $56.4 million broadband commitment in order to achieve 95% broadband availability by March 31, 2013.

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

Management Commitments:

•

Our board of directors is required to consist of a supermajority of newly appointed independent directors, and at least one member of the board of directors must reside in northern New England. We are in compliance with this obligation.

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

•

We agreed that any management bonuses and the FairPoint Communications, Inc. 2010 Success Bonus Plan (the “Success Bonus Plan”) would be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics goals and the weighting for each of these categories would be computed and clearly stated for the incentive and bonus plans for each individual and for the Company in total. We believe that we are in compliance with this commitment.

Other:

•	We were required to reimburse the State of New Hampshire for certain costs and expenses. We fulfilled this obligation in January 2011.

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

General:

•

We agreed to comply with the MPUC’s February 1, 2008 Order issued in Docket Nos. 2007-67 and 2005-155, and all stipulations approved thereby (the “ME 2008 Merger Order”), including provisions regarding broadband build-out, capital investment, the SQI program and other provisions of the ME 2008 Merger Order, subject to certain modifications described in the Maine Regulatory Settlement.

Service Quality Requirements:

•

We and the MPUC agreed to submit a joint consent order to the Bankruptcy Court which provided for the implementation of the SQI rebates for the 2008-2009 SQI year, starting with bills issued in March 2010. The Company issued the first nine months of credits through November 2010, at which time the remaining three months were combined with the credits to be issued for the 2009-2010 penalties and were issued over the period of December 2010 to November 2011.

Broadband Commitments:

•

The deadline for the initial 83% broadband build-out requirement was extended from April 1, 2010 to December 31, 2010. We believe that we have fulfilled this broadband coverage commitment as of December 31, 2010. An additional interim requirement of 85% was established with a July 31, 2012 deadline, and the final requirement, with a March 31, 2013 deadline, was reduced from 90% to 87%. However, if we fail to meet any of these requirements, we shall be further required to achieve 90% by March 31, 2014. We further agreed that by March 31, 2013, we would achieve 82% for lines in UNE Zone 3. If we meet the 87% requirement by March 31, 2013, we will contribute $100,000 to the ConnectME Authority on July 1, 2013. We believe we have already met our obligation to achieve an 87% broadband build-out; however this has been the subject of a PUC proceeding and the decision in this proceeding has been appealed to the Maine Supreme Court.

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

Management Commitments:

•

Our board of directors is required to consist of a supermajority of newly appointed independent directors and at least one member of the board of directors must reside in northern New England. We are in compliance with this obligation.

•

The board of directors is required to appoint a “regulatory sub-committee” that will monitor compliance with the terms of the ME 2008 Merger Order, as modified by the Maine Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine. We appointed a regulatory committee on the Effective Date.

•	We agreed to seek to have a Chief Information Officer in place by June 30, 2010. We fulfilled this obligation in March of 2010.

•

We agreed that any management bonuses and the Success Bonus Plan would be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics and the weighting for each of these categories would be computed and clearly stated for the incentive and bonus plans for each individual and for the Company in total, and that we would disclose such metrics to the MPUC and the Office of the Public Advocate of the State of Maine (the “Maine Public Advocate”). We believe that we are in compliance with this commitment.

Other:

•	We were required to reimburse the MPUC and Maine Public Advocate for certain costs and expenses. We fulfilled this obligation in January 2011.

Vermont Regulatory Settlement

On December 23, 2010, the Vermont Board provided its approvals in Vermont, including the Regulatory Settlement for Vermont (the “Vermont Regulatory Settlement”). The Vermont Regulatory Settlement provides for, among other things, the following:

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

•

Final settlement of SQI penalties for 2008 and 2009 was deferred until our 2010 SQI results were approved by the Vermont Board. Ten performance metrics were identified, and for each metric that we met in 2010, the 2008 and 2009 penalties would be reduced by 10%. Our final 2010 SQI results in Vermont indicated that we had met nine of the ten service level requirements resulting in 90% of the deferred SQI penalties for 2008 and 2009 being waived. We requested that the remaining Amended Retail Service Quality Plan and performance assurance plan (“PAP”) Mode of Entry penalties of $6.6 million be used to deploy broadband into unserved areas of Vermont. The Vermont Board has approved this request.

Broadband Commitments:

•

We would undertake to deploy broadband services to 95% of all access lines in those exchanges that had been identified for 100% broadband availability in the VT 2008 Order (the “100% Exchanges”) by June 30, 2011. We believe we met this obligation. With respect to the remaining 5% of lines in the 100% Exchanges, we will deploy broadband to any requesting customer using an extended service interval of 90 days from the date of the receipt of the order from the customer, provided such order was made no sooner than June 30, 2011. Failure to meet such requirements will require us to waive certain service charges.

•

We also will request that the Vermont Board authorize us to use high-cost USF funds for three consecutive years to upgrade local loop plant and infrastructure in order to improve our service quality and network reliability. If the Vermont Board authorizes us to use the high-cost USF funds, and to the extent permitted by FCC rules, we may invest the high-cost USF funds in network infrastructure that will support the deployment of broadband services to an additional 5% of access lines on a timeline that varies depending on the date of the Vermont Board’s authorization. This request is no longer applicable due to a similar provision included in a successor incentive regulation plan (the “2011 Incentive Regulation Plan”) which is further described below.

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

•

Penalty amounts resulting from any failure to meet broadband deployment requirements will be managed by us with funds deposited into an escrow account with an escrow agent, which will reimburse us for costs incurred for additional network projects completed within 18 months of the date of the penalty, such projects subject to the approval of the DPS. We believe that we have completed the build-out obligation and are not subject to any penalties.

Capital Investment Commitments:

•	We believe that we have met the capital commitment of the VT 2008 Order to invest $120 million by March 31, 2011.

Financial Commitments:

•

Certain of the financial conditions of the VT 2008 Settlement and the VT 2008 Order are replaced by the terms of the Vermont Regulatory Settlement and are satisfied or rendered moot by the debt reductions resulting from the Plan.

Management Commitments:

•

Our board of directors is required to consist of a supermajority of newly appointed independent directors and at least one member of the board of directors must reside in northern New England. We are in compliance with this obligation.

•

The board of directors is required to appoint a “regulatory sub-committee” that will monitor compliance with the terms of the VT 2008 Order, as modified by the Vermont Regulatory Settlement, and all other regulatory matters involving the States of Vermont, New Hampshire and Maine. We appointed a regulatory committee on the Effective Date.

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

•

We agreed that management bonuses and the Success Bonus Plan would be based on a combination of EBITDAR (EBITDA plus restructuring costs) and service metrics goals and the weighting for each of these categories would be computed and clearly stated for the incentive and bonus plans for each individual and for the Company in total. We believe that we are in compliance with this commitment.

Other:

•	We were required to reimburse the State of Vermont for certain costs and expenses. We fulfilled this obligation in January 2011.

•	During the first two years following the Effective Date of the Plan, we are barred from paying dividends if we are in material breach of the Vermont Regulatory Settlement until we cure such breach.

•

On February 13, 2012, the VT Public Service Board approved our request to use $6.6 million of the Amended Retail Service Quality Plan and PAP Mode of Entry penalties to deploy broadband into unserved areas of Vermont. Approximately $5.3 million of this amount is associated with pre-bankruptcy claims and, therefore, is included in the Cash Claims Reserve.

Other State Regulatory Matters

Maine — Retail Regulation

Our Northern New England operations in Maine currently operate under an AFOR implemented upon consummation of the Merger. The AFOR provides for the capping of rates for basic local exchange services and allows pricing flexibility for other services, including intrastate long-distance, optional services and bundled packages. Under the terms of the ME 2008 Merger Order, among other things, we reduced the caps on monthly basic exchange rates effective as of August 1, 2008 by an amount designed to decrease revenues by approximately $1.5 million per month (depending on the applicable number of access lines). The current AFOR caps basic exchange rates in Maine at the new level for five years after August 1, 2008. The AFOR also includes an SQI requirement for our Northern New England operations in Maine, which establishes benchmarks for certain performance categories and imposes penalties for the failure to meet the benchmarks. Our Telecom Group operations in Maine converted to price cap regulation on July 1, 2010. All telephone companies in Maine were required to establish intrastate access rates which do not exceed their interstate access rates as they existed on January 1, 2003. Certain intrastate wholesale services are also subject to tariff requirements of the MPUC. In addition to the regulation of rates and service, telephone companies are generally subject to regulation by the MPUC in other areas, including transactions with affiliates, financing and reorganizations.

Maine — Unbundling of Network Elements

In orders issued in 2004 and 2005, the MPUC ruled that it had the authority under federal law to regulate compliance with certain conditions that our Northern New England operations must satisfy to sell long-distance services, and in particular to define the elements that our Northern New England operations must provide on a wholesale basis to competitive carriers under Section 271 of the Communications Act. The MPUC ruled that it had the authority to set rates for Section 271 elements and interpreted Section 271 to require our Northern New England operations to provide access to elements that the FCC had held are not required to be provided as UNEs under Section 251 of the Communications Act. Prior to the Merger, Verizon New England, Inc. (“Verizon New England”) challenged the ruling in the U.S. District Court of Maine. Following an unfavorable ruling, Verizon New England appealed to the First Circuit Court of Appeals. The First Circuit vacated the District Court’s decision and held that the MPUC has no such authority. The court remanded the matter for further proceedings by the District Court, which subsequently dismissed the case at our and the MPUC’s request. On November 25, 2009, the MPUC petitioned the FCC for a declaratory ruling requiring us to provide certain UNEs, which is still pending.

New Hampshire

Our ILEC business operations in New Hampshire are subject to intrastate rate-of-return regulation. We have adopted the contractual and tariffed rates and terms and conditions that were in effect for the Verizon Northern New England business prior to the Merger. Within this regulatory structure, the NHPUC has instituted rules and policies to expedite offerings of new services, but we are subject to regulations, such as tariff filing and cost allocation requirements, that are not applicable to our competitors. In addition to our access tariff, we maintain two New Hampshire wholesale tariffs, one for interconnection, co-location and UNEs and another for services offered to carriers for resale. The order of the NHPUC approving the spin-off and the Merger includes conditions generally limiting rates for existing retail, wholesale and DSL services for up to five years following the closing of the Merger to those in effect as of the closing date of the Merger.

In a case similar to that of the MPUC described under “— Maine — Unbundling of Network Elements,” the NHPUC had entered orders asserting authority under federal law to require the Verizon Northern New England business to continue offering certain network elements no longer required to be offered pursuant to Section 251 of the 1996 Act, and at existing total element long run incremental cost rates, until the NHPUC decided otherwise. Verizon Northern New England challenged the orders in the United States District Court for the District of New Hampshire and obtained an order enjoining the NHPUC from enforcing the orders. The recent First Circuit decision that considered the MPUC order also considered this New Hampshire decision and affirmed the District Court’s opinion.

In 2008, the NHPUC issued an order determining that intra-LATA carrier common line switched access charges did not apply to certain interexchange calls where neither the calling nor the called party is served by our Northern New England operations. This decision was reversed by the New Hampshire Supreme Court on appeal. Following this decision, the NHPUC directed us to file tariff revisions to remove such charges prospectively and we objected to this requirement. The tariff revisions went into effect on January 21, 2012.

The New Hampshire legislature recently allowed a statutory exemption applicable to telecommunications providers from certain municipal property taxes to expire; as such our New Hampshire operations are now subject to the imposition of municipal property taxes on our utility telephone poles and conduit. Also, as a result of a recent court case, municipalities are now allowed to assess property taxes on the use of municipal rights of way. The Company estimates it will be billed approximately $6.5 million for these taxes of which $4.9 million was expensed for the nine months ended December 31, 2011. All of these municipal property tax bills may be reduced through abatement proceedings that we may initiate no later than March 1, 2012. At present, we cannot predict our total exposure based upon the abatement proceedings. During the fourth quarter of 2011, we made a tariff filing with the NHPUC requesting permission to levy a municipal property tax surcharge on certain retail and resold access lines in the amount not to exceed $0.99 per line up to a total of 25 access lines per billing account number. The NHPUC issued an Order on December 28, 2011, granting our request to apply the surcharge on a temporary basis effective April 1, 2012, pending further regulatory proceedings to be undertaken during 2012.

Vermont

In Vermont, our Northern New England service territory operated under an alternative form of regulation since 2006 known as an Amended Incentive Regulation Plan. That plan expired on March 31, 2011. On March 23, 2011, we entered into a Memorandum of Understanding with the Vermont Department of Public Services whereby they agreed to seek approval of the 2011 Incentive Regulation Plan before the Vermont Public Service Board. The Board approved the 2011 Incentive Regulation Plan on January 18, 2012, and that plan is effective retroactively to April 1, 2011. We believe the 2011 Incentive Regulation Plan will decrease the scope of regulation for us, providing us with increased ability to compete in the Vermont telecommunications marketplace. Under the 2011 Incentive Regulation Plan, our exposure to annual retail service quality penalties has been decreased from $10.5 million to $1.65 million and we have pricing discretion with respect to existing and new services other than basic local exchange service.

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

Environmental Regulations

Like all other local telephone companies, our 34 LEC subsidiaries are subject to federal, state and local laws and regulations governing the use, storage, disposal of and exposure to hazardous materials, the release of pollutants into the environment and the remediation of contamination. As an owner of real property, we could be subject to environmental laws that impose liability for the entire cost of cleanup at contaminated sites, regardless of fault or the lawfulness of the activity that resulted in contamination. We believe, however, that our operations are in substantial compliance with applicable environmental laws and regulations.

Other Information

We make available free of charge on our website, www.fairpoint.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports as soon as reasonably practical after we file such material with, or furnish such material to, the SEC. Our filings with the SEC are available to the public over the Internet at the SEC’s website at www.sec.gov, or at the SEC’s public reference room located at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

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

The market price of our Common Stock may fluctuate widely as a result of various factors, including but not limited to, period-to-period fluctuations in our operating results, the volume of sales of our Common Stock, dilution, developments in the communications industry, the failure of securities analysts to cover our Common Stock, changes in financial estimates by securities analysts, short interest in our Common Stock, competitive factors, regulatory developments, economic and other external factors, general market conditions and market conditions affecting the stock of communications companies in general. Communications companies have, in the past, experienced extreme volatility in the trading prices and volumes of their securities, which has often been unrelated to operating performance. High levels of market volatility may have a significant adverse effect on the market price of our Common Stock. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock prices. This type of litigation could result in substantial costs and divert management’s attention and resources, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

In addition, shares of our Common Stock were listed on the NASDAQ effective as of January 25, 2011. There has been a public market for our Common Stock for only a short period of time. An active, liquid and orderly market for our Common Stock may not be sustained, which could depress the market price of our Common Stock. An inactive market may also impair our ability to raise capital.

We have substantial indebtedness which could have a negative impact on our financing options and liquidity position.

As of December 31, 2011, we had $1.0 billion of total debt outstanding (including approximately $3.9 million of capital leases). In addition, as of December 31, 2011, we had approximately $62.6 million, net of outstanding letters of credit, available for additional borrowing under our $75.0 million revolving loan facility (the “Revolving Facility”).

Our overall indebtedness and the terms of our Credit Agreement could:

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

In addition, all of our indebtedness under the Credit Agreement bears interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. In addition, interest payments on the $1.0 billion term loan facility in our Credit Agreement (the “Term Loan”) are subject to a British Bankers Association LIBOR rate (“LIBOR”) floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates. While we may enter into agreements limiting our exposure to higher interest rates, these agreements may not offer complete protection from this risk.

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

Our subsidiaries have no obligation, contingent or otherwise, to make funds available, whether in the form of loans, dividends or other distributions, to us. Any inability to receive distributions from our subsidiaries could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

To operate and expand our business, service our indebtedness and meet our other cash needs, we will require a significant amount of cash, which may not be available to us. We may not generate sufficient funds from operations to repay or refinance our indebtedness at maturity or otherwise or to fund our operations.

Our ability to make payments on, or repay or refinance, our indebtedness, to fund our operations and to fund planned capital expenditures, unanticipated capital expenditures and other cash needs will depend largely upon our future operating performance, including our ability to execute on our business plan. Our future operating performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors, such as any pension contributions required by the Employee Retirement Income Security Act of 1974 (“ERISA”), that are beyond our control. In addition, our ability to borrow funds in the future will depend on the satisfaction of the covenants in the agreements governing our indebtedness. Specifically, we will need to maintain specified financial ratios and satisfy financial condition tests. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

In addition, we can provide no assurance that we would be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we are unable to make payments on or refinance our debt or obtain new financing under these circumstances, we would have to consider other options, including:

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

Our financing arrangements subject us to various restrictions that could limit our operating flexibility, our ability to service our indebtedness and to fund dividends, if any, on our Common Stock.

The Credit Agreement contains restrictions, covenants and events of default that, among other things, require us to satisfy certain financial tests and maintain certain financial ratios and restrict our ability to incur additional indebtedness and to refinance our existing indebtedness. The terms of the Credit Agreement impose, and the agreements governing any future indebtedness may impose, various restrictions and covenants on us that could limit our ability to respond to market conditions, provide for capital investment needs or take advantage of business opportunities by limiting the amount of additional borrowings we may incur. These restrictions may include compliance with, or maintenance of, certain financial tests and ratios and may limit or prohibit our ability to, among other things:

•	incur additional debt or issue preferred stock;

•	pay dividends in the future or make other distributions on our stock or repurchase or redeem stock;

•	create liens;

•	redeem or prepay certain debt;

•	make certain investments;

•	engage in specified sales of assets;

•	enter into transactions with affiliates;

•	enter new lines of business;

•	engage in consolidation, mergers and acquisitions; and

•	make certain capital expenditures.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financing, merger and acquisition and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain these financial tests and ratios. Failure to comply with any of the covenants in the Credit Agreement could result in a default thereunder. In addition, the limitations imposed by any financing arrangements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. Any of these events could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Limitations on our ability to use NOL carryforwards, and other factors requiring us to pay cash to satisfy our tax liabilities in future periods, may affect our ability to repay our indebtedness.

As of December 31, 2011, our NOLs have been substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan. In addition, our emergence from bankruptcy resulted in an ownership change for federal income tax purposes under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). This followed previous ownership changes resulting from our initial public offering in February 2005 which resulted in an “ownership change” within the meaning of the U.S. federal income tax laws addressing NOL carryforwards, alternative minimum tax credits and other similar tax attributes. Moreover, the Merger with Spinco resulted in a further ownership change for these purposes. As a result of these ownership changes, there are specific limitations on our ability to use these NOL carryforwards and other tax attributes from periods prior to the initial public offering and the Merger. Although we do not expect that these limitations will materially affect our U.S. federal and state income tax liability in the near term, it is possible in the future if we were to generate taxable income in excess of the limitation on usage of NOL carryforwards that these limitations could limit our ability to utilize the carryforwards and, therefore, result in an increase in our U.S. federal and state income tax payments over the amount we otherwise would have, had we not experienced an ownership change. In addition, in the future we will be required to pay cash to satisfy our tax liabilities when all of our NOL carryforwards have been used or have expired. Limitations on our usage of NOL carryforwards, and other factors requiring us to pay cash taxes in the future, would reduce the funds available to fund our operations, make capital expenditures, service our indebtedness and pay dividends, if any, in the future, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Concentration of ownership among stockholders may prevent new investors from influencing significant corporate decisions.

Based on Schedules 13D and 13G filed by the respective holders, as of March 25, 2011, there are some institutional holders who own 5% or more of our outstanding Common Stock. As a result, these stockholders may be able to exercise significant control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of corporate transactions and could gain significant control over our management and policies as a result thereof.

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

As of March 2, 2012, we had 26,194,442 shares of Common Stock outstanding. All such shares are freely tradable except for any shares of our Common Stock that may be held or acquired by our directors, executive officers, employee insiders and other affiliates, as that term is defined in the Securities Act, which will be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, Angelo Gordon & Co., L.P. (“Angelo Gordon”) and entities advised by Angelo Gordon have certain registration rights with respect to the Common Stock they hold or may acquire in the future.

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

We do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Because we are a holding company, our ability to pay dividends depends on our receipt of dividends from our operating subsidiaries. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by orders of state regulatory authorities, results of operations, financial condition, contractual restrictions contained in the agreements governing our Credit Agreement or indebtedness we may incur in the future, restrictions imposed by applicable law and other factors our board of directors may then deem relevant.

Our actual financial results and financial condition are likely to vary significantly from the projections and other financial information provided to the Bankruptcy Court and investors should not rely on such information in making investment decisions.

In connection with the Chapter 11 Cases, we filed with the Bankruptcy Court a disclosure statement containing financial projections and other financial information to demonstrate the feasibility of the Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy protection. The projections and other financial information provided were based on information available to us and assumptions known to us as of March 2010, however, certain projected financial information was revised in connection with a subsequent review of our financial forecast in December 2010. Projections are inherently subject to uncertainties and risks and our actual results and financial condition have varied from those contemplated by the projections and other financial information provided to the Bankruptcy Court and these variations may be material. We believe that because such projections and other financial information are now out of date and because of developments with respect to our business since the information was prepared, investors should not rely on them in making investment decisions.

Our actual operating results may differ significantly from our guidance.

From time to time, we have released and may continue to release guidance regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which consists of forward-looking statements, is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the release. Our guidance is not prepared with a view toward compliance with the published guidelines of the American Institute of Certified Public Accountants, and neither our independent registered public accounting firm nor any other independent expert or outside party compiles or examines the guidance and, accordingly, no such person expresses any opinion or any other form of assurance with respect thereto.

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

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions or the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from the guidance and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is forecast. In light of the foregoing, investors are urged to put the guidance in context and not to place undue reliance on it.

Any inability to successfully implement our operating strategy or the occurrence of any of the events or circumstances discussed therein could result in the actual operating results being different than the guidance, and such differences may be materially adverse.

Because our post-emergence consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan, financial information in our post-emergence financial statements will not be comparable to our financial information from prior periods, including certain statements contained herein.

Upon our emergence from Chapter 11 protection on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, has been allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment. In addition to fresh start accounting, our post-emergence consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our post-emergence consolidated statements of financial position and consolidated statements of operations are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the financial statements contained herein.

In addition, as the Chapter 11 Cases remained open, our consolidated balance sheet upon our emergence from Chapter 11 included accruals for unresolved claims related to the Chapter 11 Cases. These accruals were based on management’s best estimate of future settlements of such unresolved claims and are subject to adjustment subsequent to the Effective Date. To the extent that our negotiations result in favorable or unfavorable settlements in relation to the amount accrued, we recognize gains and/or losses in our consolidated statement of operations subsequent to the Effective Date.

Risks Related to Our Business

We provide services to customers over access lines, and if we lose access lines, our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock may be materially adversely affected.

We generate revenue primarily by delivering voice and data services over access lines. During the years ended December 31, 2011 and 2010, respectively, we experienced access line equivalent loss of 5.0% and 8.3%. These losses resulted mainly from competition, including competition from bundled offerings by cable companies, the use of alternate technologies as well as challenging economic conditions and the offering of DSL services, which prompts some customers to cancel second line service. We believe that the Chapter 11 Cases and certain issues associated with the Cutover have had and may continue to have an adverse effect on our ability to retain customers.

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

We originate and terminate calls on behalf of long-distance carriers and other interexchange carriers over our network in exchange for access charges. Interstate and intrastate access charges represented approximately 35.9% of our total revenues in 2011. Should one or more of these carriers find alternative means of providing services, loss of revenues from these carriers could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. In addition, should one or more of the carriers that we do business with become insolvent or experience substantial financial difficulties, our inability to timely collect access charges from them could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

We are subject to competition that may materially adversely impact our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

We face intense competition from a variety of sources for our voice and Internet services in most of the areas we now serve. Regulations and technology change quickly in the communications industry, and changes in these factors historically have had, and may in the future have, a significant impact on competitive dynamics. In most of our services areas, we face competition from wireless carriers for voice services. As technology and economies of scale have improved, competition from wireless carriers has increased and is expected to further increase. We also face increasing competition from wireline and cable television companies for our voice and Internet services. We estimate that as of December 31, 2011, most of the customers that we serve had access to voice and Internet services through a cable television company. Wireline and cable television companies have the ability to bundle their services, which has and is expected to continue to intensify the competition we face from these providers. VoIP providers, Internet service providers and satellite companies also compete with our services, and such competition has increased and is expected to continue to increase in the future. In addition, many of our competitors have access to a larger workforce and have substantially greater name-brand recognition and financial, technological and other resources than we do.

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

As of December 31, 2011, we operate in 18 states with approximately 1.3 million access line equivalents, of which approximately 85% are located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, our financial results will depend significantly upon economic conditions and consumer trends in these markets. From January 1, 2011 through December 31, 2011, our Northern New England operations experienced a 5.3% decline in total access line equivalents in service, compared to a decline of 3.5% for the Telecom Group during the same period. A deterioration in economic conditions in any of these markets could result in a further decrease in demand for our services and resulting loss of access line equivalents which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

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

If any of the foregoing events occurs with respect to our third-party providers, our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock could be materially adversely affected.

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

From time to time, in the ordinary course of business, we have experienced and in the future may experience short disruptions in our service due to factors such as cable damage, inclement weather and service failures of our third-party service providers. We could experience more significant disruptions in the future. In addition, certain portions of our network may lack adequate redundancy to allow for expedient recovery of service to affected customers. Disruptions may cause interruptions in service or reduced capacity for customers, either of which could cause us to lose customers and incur expenses, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

A cyber-attack that bypasses our IT security systems causing an IT security breach may lead to theft of customer data, unauthorized use or publication of our intellectual property and/or confidential business information and could harm our competitive position or otherwise adversely affect our business.

Attempts by others to gain unauthorized access to organizations’ IT systems are becoming more sophisticated and are sometimes successful. These attempts include covertly introducing malware to companies’ computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, but in some cases, we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that any security breach results in inappropriate disclosure of our customers’ or licensees’ confidential information, we may incur liability as a result.

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

Our ability to successfully manage reductions in our workforce could have a material adverse impact on our results of operations.

We recently announced a workforce reduction and will continue to evaluate the need for additional reductions in the future. Reductions in our workforce could adversely impact our ability to operate effectively and, therefore, could adversely impact our customer service, result in higher regulatory penalties and/or reduce our ability to achieve our operational goals.

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

As of December 31, 2011, 2,254 of our 3,541 employees were covered by fourteen collective bargaining agreements. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future as our current contracts expire could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. If unionized workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. Additionally, future renegotiation of labor agreements or provisions of labor agreements could adversely impact our service reliability and significantly increase our costs for healthcare, wages and other benefits, which could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

We have identified a material weakness in our internal controls over financial reporting which existed as of December 31, 2011. If the steps we take to remedy this material weakness are not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in additional material misstatements in our financial statements, prevent us from providing timely financial statements or prevent us from meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative effect on the market price of our Common Stock.

As discussed in “Part II – Item 9A. Controls and Procedures,” we concluded that the following material weakness in our internal controls over financial reporting which was previously identified in our 2010 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011 continues to exist as of December 31, 2011:

•	Procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

As a result of this material weakness, our management concluded that our disclosure controls were not effective as of December 31, 2011. Our management has initiated steps to remediate this issue. If the remediation is not successful or we otherwise fail to maintain an effective system of internal controls, such a failure could result in material misstatements in our financial statements, prevent us from providing timely financial statements or prevent us from meeting our reporting requirements both with the SEC and under our debt obligations, cause investors to lose confidence in our reported financial information and have a negative impact on the market price of our Common Stock.

We will be exposed to risks relating to evaluations of internal control systems required by Section 404 of the Sarbanes-Oxley Act.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act and the related rules and regulations of the SEC, including accelerated reporting requirements and expanded disclosures regarding evaluations of internal control systems. With respect to internal control over financial reporting, standards established by the Public Company Accounting Oversight Board define a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. If our management identifies one or more material weaknesses in internal control over financial reporting in the future in accordance with the annual assessments and quarterly evaluations required by the Sarbanes-Oxley Act, we will be unable to assert that our internal controls are effective which could result in sanctions or investigation by regulatory authorities. In addition, any such material weakness could result in material misstatements in our financial statements, prevent us from providing timely financial statements or meeting our reporting requirements both with the SEC and under our debt obligations and cause investors to lose confidence in our reported financial information.

We note that we have identified a material weakness in our internal controls over financial reporting which existed as of December 31, 2011 and had previously identified certain other material weaknesses in our internal controls over financial reporting which existed as of December 31, 2010 and for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011, which material weaknesses are discussed in greater detail in “Item 9A. Controls and Procedures”.

Our required pension contributions and estimated future pension and post-retirement benefit plan liabilities may be impacted by several factors and an increase in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

We sponsor qualified pension and post-retirement medical and dental plans for certain employees which require significant amounts of cash to maintain. The accrual of future benefits by employees and retirees in these qualified pension plans that are not covered by a collective bargaining agreement have been frozen. However, under the terms of our qualified pension plans for participants and retirees covered by a collective bargaining agreement, contractual increases in benefits will continue each year through 2014, at which time the collective bargaining agreements will terminate and be renegotiated. Future increases in benefits earned by participants and retirees in these plans will require increasing amounts of cash to maintain and may limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Our qualified pension plans have funding requirements as defined under ERISA. These required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of our pension asset portfolio, the number of retirees who elect to receive lump sum distributions and the demographics of plan participants. Fluctuations or adverse changes in any of these factors are beyond our control and may diminish the funded status of our pension plans thereby significantly increasing the contributions we are required to make under ERISA. For example, economic factors have led to a significant decrease in our discount rate for our pension plans and certain workforce reductions have resulted in a large amount of lump-sum payments being made to participants in 2011. These factors will increase our future contributions to the pension plans. The extent of such increases in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

During the year ended December 31, 2011, we experienced actual gains on pension plan assets totaling approximately 1.6%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans’ assets could result in us having to make additional contributions to these plans. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited and we could be required to pay lump-sum payments and benefits from our assets. Such required contributions and other payments could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Our long-lived assets may become impaired in the future.

Upon our adoption of fresh start accounting, we recorded our property, plant and equipment at fair value and we recorded amortizable intangible assets of $99.4 million and a non-amortizable intangible asset of $58.0 million. Amortizable long-lived assets must be reviewed for impairment whenever indicators of impairment exist. Non-amortizable long-lived assets are required to be reviewed for impairment on an annual basis or more frequently whenever indicators of impairment exist. At September 30, 2011, an $18.8 million impairment charge was recorded which reduced the carrying value of our non-amortizable intangible asset to $39.2 million. Indicators of impairment could include, but are not limited to:

•	an inability to perform at levels that were forecasted;

•	a permanent decline in market capitalization;

•	implementation of restructuring plans;

•	changes in industry trends; and/or

•	unfavorable changes in our capital structure, cost of debt, interest rates or capital expenditures levels.

Situations such as these could result in an impairment that would require a material non-cash charge to our results of operations and could have a material adverse effect on our consolidated results of operations.

Our operations require substantial capital expenditures.

We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. While we have historically been able to fund capital expenditures from cash generated from operations and borrowings under our revolver, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditure requirements, and these outcomes may result in our inability to fund the necessary level of capital expenditures to maintain, upgrade or enhance our network. This could adversely affect our business.

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

Risk of loss or reduction of network access charge revenues. A portion of our revenues comes from network access charges, which are paid to us by intrastate and interstate interexchange carriers for originating and terminating communications in the regions served. Through 2011, this also includes Universal Service Support payments for local switching support, long-term support, and Interstate Common Line Support (“ICLS”). Starting in 2012, these forms of universal service funding will be replaced by CAF which is described below and more fully in “Item 1. Business – Regulatory Environment.” Further, in recent years, several of the long-distance carriers have declared bankruptcy. Future declarations of bankruptcy by a carrier that utilizes our access services could negatively affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

The amount of access charge revenues that we receive is based on rates set by federal and state regulatory bodies, and those rates will change according to the schedule established by the FCC in its recent order on universal service funding and intercarrier compensation. These impacts are described below and in “Item 1. Business – Regulatory Environment.” Further, from time to time federal and state regulatory bodies conduct rate cases, “earnings” reviews, or make adjustments to price cap formulas that may result in rate changes. In addition, reforms of the federal and state access charge systems, combined with the development of competition, have caused the aggregate amount of access charges paid by long-distance carriers to decrease.

On November 18, 2011, the FCC released the FCC CAF/ICC Order. In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The amount of CAF that will be available to us has not been determined nor have the specific obligations that would be associated with such funding. We risk reductions in the amount of CAF that will be made available to us compared to current USF amounts. The specific obligations that will be associated with future CAF funding have not been determined and we risk not being able to accept CAF if the obligations exceed the funding. The FCC CAP/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Additional reforms have been proposed. The reforms adopted by the FCC in their order will significantly change the access charge system and, if not offset by a revenue replacement mechanism, could potentially result in a significant decrease in or elimination of access charges. Decreases in or loss of access charges may or may not result in offsetting increases in local, subscriber line or Universal Service Support revenues. Regulatory developments of this type could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Risk of loss or reduction of Universal Service Fund support. We receive federal Universal Service Fund Support, referred to as the Universal Service Fund, and in some cases, state universal support, to support our operations in high-cost areas. Through 2011, these federal revenues include Universal Service Support payments for local switching support, ICLS, or Interstate Access Support (“IAS”). High-cost support for our Northern New England operations, referred to as our non-rural operations or non-rural LECs, and for Telecom Group’s traditional, rural local exchange operations, referred to as our rural operations or rural LECs, is determined pursuant to different methodologies, aspects of which are now under review. Effective January 1, 2012, the FCC has replaced all pre-2012 universal service programs with new CAF programs. These changes could result in a reduction to the USF revenues we receive. If we were unable to receive such support, or if that support was reduced, our Telecom operations would be unable to operate as profitably as they have historically. Moreover, if we raise prices for services to offset these losses of Universal Service Fund payments, the increased pricing of our services may disadvantage us competitively in the marketplace, resulting in additional potential revenue loss. See discussion of FCC CAF/ICC Order in “Item 1. Business – Regulatory Environment.”

The FCC also is considering changes to its rules governing who contributes to the Universal Service Fund Support mechanisms, and on what basis. Any changes in the FCC’s rules governing the manner in which entities contribute to the Universal Service Fund could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

Risk of loss of statutory exemption from burdensome interconnection rules imposed on ILECs. Our rural LECs generally are exempt from the more burdensome requirements of the 1996 Act governing the rights of competitors to interconnect to ILEC networks and to utilize discrete network elements of the incumbent’s network at favorable rates. To the extent state regulators decide that it is in the public interest to extend some or all of these requirements to our rural LECs, we may be required to provide UNEs to competitors in our rural telephone company areas. As a result, more competitors could enter our traditional telephone markets than are currently expected, which could have a material adverse effect on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.

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

State regulators have also imposed conditions in various regulatory proceedings that could materially adversely affect our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock. For example, in connection with the Merger and the Chapter 11 Cases, state regulatory authorities in Maine, New Hampshire and Vermont imposed certain requirements with respect to our operations in those states. See “Item 1. Business – Regulatory Environment – State Regulation – Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, five of the Chapter 11 Cases are still in the process of being resolved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our Common Stock is listed on the NASDAQ under the symbol “FRP”.

Prior to January 25, 2011, our Old Common Stock traded (i) on the Pink Sheets under the symbol “FRCMQ” from October 26, 2009 to January 24, 2011 and (ii) on the New York Stock Exchange under the symbol “FRP” from our initial public offering on February 4, 2005 until October 23, 2009. All of our Old Common Stock was extinguished in accordance with the Plan on the Effective Date. Our existing Common Stock began trading on the NASDAQ on January 25, 2011.

Because the value of our Old Common Stock bears no relation to the value of our existing Common Stock, only the trading prices of our existing Common Stock, following its listing on the NASDAQ, are set forth below.

The following table shows the high and low sales prices per share of our New Common Stock as reported on the NASDAQ, from January 25, 2011 to December 31, 2011. The stock price information is based on published financial sources.

Year Ended December 31, 2011	High	Low
First quarter (January 25, 2011 through March 31, 2011)	$25.50	$16.00
Second quarter	17.50	8.74
Third quarter	9.86	4.06
Fourth quarter	6.43	3.13

No dividends were declared on any class of our common stock in 2011 or 2010. We currently do not anticipate that we will pay any cash dividends on shares of our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon limitations imposed by orders of state regulatory authorities, results of operations, financial condition, contractual restrictions relating to indebtedness, restrictions imposed by applicable law and other factors our board of directors may deem relevant at the time.

As of March 2, 2012, there were approximately 134 holders of record of our Common Stock.

Performance Graph

Set forth below is a line graph comparing the cumulative total stockholder return on shares of our common stock against (i) the cumulative total return of all companies listed on the S&P 500 and (ii) the cumulative total return of the S&P 500 Telecom sector. The period compared commences on January 25, 2011, the date our Common Stock began trading on the NASDAQ after we emerged from Chapter 11 bankruptcy protection, and ends on December 31, 2011. Because the value of our Old Common Stock bears no relation to the value of our existing Common Stock, the graph below reflects only our existing Common Stock. This graph assumes that $100 was invested on January 25, 2011 in our Common Stock and in each of the market index and the sector index at the closing price for FairPoint Communications and the respective indices, and that all cash distributions were reinvested.

Securities Authorized for Issuance under Equity Compensation Plans

The table below provides information, as of the end of the most recently completed fiscal year, concerning securities authorized for issuance under our equity compensation plans. As of December 31, 2011, the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”) was the only equity compensation plan under which securities of the Company were authorized for issuance. The Long Term Incentive Plan was approved by the Bankruptcy Court in connection with the emergence from bankruptcy. For a description of the material features of the Long Term Incentive Plan, see note 15 of our financial statements contained in Item 8 herein.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by our stockholders	—	N/A	—
Equity compensation plans not approved by our stockholders	947,737	$24.29	1,642,924

Total	947,737	$24.29	1,642,924

(1)	Includes 947,737 options to purchase shares of Common Stock under the Long Term Incentive Plan.

Repurchase of Equity Securities

We did not repurchase any equity securities during the three months ended December 31, 2011.

Unregistered Sales of Equity Securities

During the quarter ended December 31, 2011, pursuant to the Plan, the Company issued (i) 1,102 shares of Common Stock in the aggregate to holders of allowed unsecured claims against FairPoint Communications (the “FairPoint Communications Unsecured Claims”) under the Plan, and (ii) warrants to purchase an aggregate of 1,878 shares of Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement that the Company entered into with the Bank of New York Mellon, as warrant agent, on the Effective Date, to holders of FairPoint Communications Unsecured Claims under the Plan.

Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to issue the new securities described above.

ITEM 6. SELECTED FINANCIAL DATA

On March 31, 2008, we completed the acquisition of Spinco, pursuant to which Spinco merged with and into FairPoint, with FairPoint continuing as the surviving corporation for legal purposes. Spinco was a wholly-owned subsidiary of Verizon and prior to the Merger the local exchange business of Verizon New England Inc. in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries (other than Cellco Partnership) (collectively, the “Verizon Group”) transferred certain specified assets and liabilities of the local exchange businesses of Verizon New England in Maine, New Hampshire and Vermont and the customers of the related voice and Internet service provider businesses in those states to subsidiaries of Spinco. The Merger was accounted for as a “reverse acquisition” of FairPoint by Spinco under the purchase method of accounting because Verizon stockholders owned a majority of the shares of the consolidated Company following the Merger and, therefore, Spinco is treated as the acquirer for accounting purposes. The following financial information reflects the transaction as if Spinco had issued consideration to FairPoint’s shareholders. As a result, for the year ended December 31, 2008, financial information derived from the statement of operations reflects the consolidated financial results of the Company by including the financial results of the Verizon Northern New England business for the three months ended March 31, 2008, the financial results of Spinco for the nine months ended December 31, 2008 and the financial results of FairPoint for the nine months ended December 31, 2008. Financial information derived from the statement of operations for all periods prior to April 1, 2008 reflects the actual results of the Verizon Northern New England business for such periods. Financial information derived from the balance sheet reflects the consolidated assets and liabilities of FairPoint and Spinco at December 31, 2008.

As of the Effective Date, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment and was determined to be completely impaired at September 30, 2011. In addition to fresh start accounting, our post-emergence consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our post-emergence statements of financial position and statements of operations are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization, including the historical financial statements contained herein.

On the Effective Date, in accordance with the Plan, all equity compensation plans in effect at the end of 2010 were terminated and all awards thereunder were cancelled and extinguished. In addition, on the Effective Date, in accordance with the Plan, (i) certain of our employees and a consultant of ours received Common Stock awards, consisting of restricted shares of Common Stock and/or options to purchase shares of Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the board of directors received restricted shares of Common Stock and options to purchase Common Stock pursuant to the terms of the Long Term Incentive Plan. As of March 2, 2012, we had 26,194,442 shares of Common Stock outstanding.

All periods after the Effective Date are referred to as the “Successor Company,” whereas all periods as of and preceding the Effective Date are referred to as the “Predecessor Company”.

The following financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained elsewhere in this Annual Report. Amounts are in thousands, except access lines and per share data.

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009	2008	2007
Statement of Operations:
Revenues	$963,112	$66,378	$1,070,986	$1,119,090	$1,274,619	$1,197,465
Operating expenses:
Cost of services and sales	438,619	38,766	525,728	515,394	576,786	555,954
Selling, general and administrative expenses	332,020	27,161	365,373	417,512	384,388	288,762
Depreciation and amortization	336,891	21,515	289,824	275,334	255,032	233,231
Reorganization related (income) expense	(232)	—	—	—	—	—
Impairment of intangible assets and goodwill	262,019	—	—	—	—	—

Total operating expenses	1,369,317	87,442	1,180,925	1,208,240	1,216,206	1,077,947

(Loss) income from operations	(406,205)	(21,064)	(109,939)	(89,150)	58,413	119,518
Interest expense (1)	(63,807)	(9,321)	(140,896)	(204,919)	(162,040)	(70,581)
Gain (loss) on derivative instruments	—	—	—	12,320	(11,800)	—
Gain on early retirement of debt	—	—	—	12,357	—	—
Other income, net	1,791	(132)	2,715	2,000	3,494	3,350

(Loss) income before reorganization items and income taxes	(468,221)	(30,517)	(248,120)	(267,392)	(111,933)	52,287
Reorganization items	—	897,313	(41,120)	(53,018)	—	—

(Loss) income before income taxes	(468,221)	866,796	(289,240)	(320,410)	(111,933)	52,287
Income tax benefit (expense)	53,276	(279,889)	7,661	79,014	43,408	(19,459)

Net (loss) income	$(414,945)	$586,907	$(281,579)	$(241,396)	$(68,525)	$32,828

Basic shares outstanding	25,838	89,424	89,424	89,271	80,443	53,761
Diluted shares outstanding	25,838	89,695	89,424	89,271	80,443	53,761
Basic (loss) earnings per share	$(16.06)	$6.56	$(3.15)	$(2.70)	$(0.85)	$0.61
Diluted (loss) earnings per share	$(16.06)	$6.54	$(3.15)	$(2.70)	$(0.85)	$0.61
Cash dividends per share	$—	$—	$—	$0.2575	$0.773	$—
Operating Data:
Capital expenditures	$163,648	$12,477	$197,795	$178,752	$296,992	$149,458
Access line equivalents (2)	1,346,894	N/A	1,417,290	1,545,976	1,721,709	1,600,971
Residential access lines	645,453	N/A	712,591	802,668	926,610	882,933
Business access lines	311,241	N/A	327,812	357,605	392,496	371,041
Wholesale access lines (3)	76,065	N/A	87,142	97,161	107,243	124,123
HSD subscribers	314,135	N/A	289,745	288,542	295,360	222,874
Summary Cash Flow Data:
Net cash provided by (used in) operating activities	$170,099	$(81,091)	$191,626	$150,323	$57,505	$264,504
Net cash used in investing activities	(162,850)	(12,477)	(197,268)	(177,391)	(283,332)	(137,216)
Net cash (used in) provided by financing activities	(161)	(1,667)	1,784	66,098	296,152	(127,288)
Balance Sheet Data (at period end)(4):
Cash, excluding restricted cash (5)	$17,350	$10,262	$105,497	$109,355	$70,325	$—
Property, plant and equipment, net	1,663,065	1,823,670	1,859,700	1,950,435	2,013,515	1,628,066
Total assets	1,989,645	2,516,871	2,973,794	3,172,122	3,335,940	1,938,172
Total long-term debt (6)	1,000,000	1,000,000	2,520,959	2,515,446	2,470,253	—
Total stockholders’ (deficit) equity	(106,143)	498,486	(587,418)	(218,427)	23,786	1,119,162

(1)	Interest expense includes amortization of debt issue costs aggregating $0.6 million, $0.1 million, $2.0 million and $3.8 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the fiscal years ended December 31, 2010 and 2009, respectively, as well as amortization of debt discount of $0.5 million for the fiscal year ended December 31, 2009. Debt issue costs of $23.8 million on the Pre-Petition Credit Facility and, following the filing of the Chapter 11 Cases, $9.9 million of discount on the Pre-Petition Notes were written off in order to adjust the carrying amount of our pre-petition debt to the Bankruptcy Court approved amount of the allowed claims for our pre-petition debt. These write-offs are included in Reorganization items for the year ended December 31, 2009.

(2)	Total access line equivalents includes voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises.
(3)	Wholesale access lines include residential and business resale lines and unbundled network element platform (“UNEP”) lines.
(4)	The balance sheet data reflected at January 24, 2011 is representative of the Successor Company after application of the Plan and the adoption of fresh start accounting.
(5)	Excludes restricted cash of $25.1 million, $4.1 million, $4.0 million, $68.5 million and $0 at December 31, 2011, 2010, 2009, 2008 and 2007 and $86.8 million at January 24, 2011.
(6)	Long-term debt at December 31, 2010 and 2009 is included in Liabilities subject to compromise (see note 2 to the consolidated financial statements for further information).

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

Overview

We are a leading provider of communications services in rural and small urban communities, offering an array of services, including HSD, Internet access, data transport, voice, video and other broadband enabled product offerings. We operate in 18 states with approximately 1.3 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of December 31, 2011.

We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 80 years.

Access lines have historically been an important element of our business. Over the past several years, communications companies, including FairPoint, have experienced a decline in access lines due to increased competition, including competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and VoIP, and challenging economic conditions. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in special access, HSD and other broadband service revenue as we continue to build out our network to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to the issues associated with the Cutover from the systems of Verizon in February 2009 with respect to our Northern New England operations and the filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code in October 2009, we lost significant market share in recent years. Our strategy is to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.

We offer our Next Generation Network to support more HSD services and extend fiber into more communities across our Northern New England operations. This fiber-optic build also supplies critical infrastructure known as “backhaul” for wireless traffic in the region, and addresses the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. Today we provide cellular backhaul connectivity to more than 1,600 towers in our Northern New England footprint. Recent Ethernet network expansion allows us to provide fiber based Ethernet cellular backhaul to more than half of these towers.

From 2007 through January 2009, we were in the process of developing and deploying new systems, processes and personnel to replace those used by Verizon to operate and support our network and back-office functions in the Maine, New Hampshire and Vermont operations acquired from Verizon. These services were provided by Verizon under the Transition Services Agreement, dated as of January 15, 2007, which we entered into with certain subsidiaries of Verizon in connection with the Merger, as amended (the “Transition Services Agreement”), from March 31, 2008 through January 30, 2009. On January 30, 2009, we began the Cutover, and on February 9, 2009, we began operating our new platform of systems independently from the Verizon systems, processes and personnel.

Following the Cutover, many of these systems functioned without significant problems, but a number of the key back-office systems, such as order entry, order management and billing, experienced certain functionality issues as well as issues with communication among the systems. As a result of these systems functionality issues, as well as work force inexperience on the new systems, we experienced increased handle time by customer service representatives for new orders, and reduced levels of order flow-through across the systems, which caused delays in provisioning and installation and delays in the processing of bill cycles and collection treatment efforts. These issues impacted customer satisfaction and resulted in large increases in customer call volumes into our customer service centers. While many of these issues were anticipated, the magnitude of difficulties experienced was beyond our expectations. Because of these Cutover issues, we have incurred incremental costs in order to operate our business, including third-party contractor costs and internal labor costs in the form of overtime pay. By the end of 2010, we had substantially stabilized the back-office systems. We continue to work on improving our processes and systems to support revenue growth, enhance customer service and increase operational efficiency.

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

The Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Verizon Northern New England business were regulated under a price cap model. See “Item 1. Business – Regulatory Environment” for further information regarding rate-of-return and price cap models. On May 10, 2010, we received FCC approval to convert our Telecom group operations in Maine and Vermont to the price cap model. These operations converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Telecom Group ILECs outside of Maine and Vermont under the rate-of-return or average schedule regime until the FCC completes its general review of whether to modify or eliminate the “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies. Our rural and non-rural operations are also subject to different regimes concerning universal service.

Overview of FCC Order to Reform Universal Service and Intercarrier Compensation

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reform. On November 18, 2011, the FCC released the FCC CAF/ICC Order. In this order, the FCC replaced all existing USF for price cap carriers with its CAF. The intent of the CAF is to bring high speed affordable broadband services to all Americans. The FCC CAF/ICC Order fundamentally reforms the ICC system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the modifications to the CAF and ICC rules are intended to benefit consumers and promote the goals of the National Broadband Plan, which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-effectively as possible.

In conjunction with the FCC CAF/ICC Order, the FCC adopted a NPRM to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues or how they may impact us.

Fresh Start Accounting

On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order which confirmed the Plan.

On January 24, 2011, the Effective Date, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

As of the Effective Date, we were required to adopt fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of an entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which was subject to periodic evaluation for impairment and was later determined to be completely impaired at September 30, 2011. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our consolidated statements of financial position and consolidated statements of operations are not comparable in many respects to our consolidated statements of financial position and consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the Plan, including certain of the historical financial statements contained herein.

While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of combined results of the year ended December 31, 2011 versus the years ended December 31, 2010 and 2009 provides the best analysis of the results of operations. The only statement of operations items impacted by the reorganization are depreciation expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.

Basis of Presentation

We view our business of providing data, voice and communication services to residential, business and wholesale customers as one business segment as defined in the Segment Reporting Topic of the Accounting Standards Codification (“ASC”).

Revenues

We derive our revenues from:

•

Voice services. We receive revenues from our telephone operations from the provision of local exchange, long distance, local private line, wire maintenance, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from UNEs, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Voice services revenues also include Universal Fund payments for high-cost support, local switching support, long-term support and ICLS.

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

The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

	Successor Company		Predecessor Company		Combined
	Three Hundred Forty- One Days Ended December 31, 2011		Twenty-Four Days Ended January 24, 2011		Year Ended December 31, 2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$460,337	48%	$32,977	50%	$493,314	48%
Access	346,313	36%	23,023	35%	369,336	36%
Data and Internet services	110,238	11%	7,537	11%	117,775	11%
Other services	46,224	5%	2,841	4%	49,065	5%

Total	$963,112	100%	$66,378	100%	$1,029,490	100%

	Predecessor Company
	Year Ended December 31, 2010		Year Ended December 31, 2009
	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$531,623	50%	$581,653	52%
Access	381,089	36%	380,502	34%
Data and Internet services	110,223	10%	109,942	10%
Other services	48,051	4%	46,993	4%

Total	$1,070,986	100%	$1,119,090	100%

The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of December 31, 2011, 2010 and 2009:

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010	December 31, 2009
Access Line Equivalents:
Residential access lines	645,453	712,591	802,668
Business access lines	311,241	327,812	357,605
Wholesale access lines(1)	76,065	87,142	97,161

Total switched access lines	1,032,759	1,127,545	1,257,434

HSD subscribers	314,135	289,745	288,542

Total access line equivalents	1,346,894	1,417,290	1,545,976

(1)	Wholesale access lines include residential and business resale lines and UNEP lines.

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

Because the Verizon Northern New England business had been operating as the LEC of Verizon in Maine, New Hampshire and Vermont, and not as a standalone telecommunications provider, we operated under the Transition Services Agreement for the one month ended January 2009, under which we incurred $15.9 million of expenses. Subsequent to January 30, 2009, we performed those services internally or obtained them from third-party service providers and not from Verizon.

Results of Operations

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Successor Company	Predecessor Company	Combined		Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2011		Year Ended December 31, 2010
			$	% of Revenue	$	% of Revenue
Revenues	$963,112	$66,378	$1,029,490	100%	$1,070,986	100%

Operating expenses:
Costs of services and sales	438,619	38,766	477,385	46	525,728	49
Selling, general and administrative	332,020	27,161	359,181	35	365,373	34
Depreciation and amortization	336,891	21,515	358,406	35	289,824	27
Reorganization related (income) expense	(232)	—	(232)	—	—	—
Impairment of intangible assets and goodwill	262,019	—	262,019	26	—	—

Total operating expenses	1,369,317	87,442	1,456,759	142	1,180,925	110

Loss from operations	(406,205)	(21,064)	(427,269)	(42)	(109,939)	(10)
Interest expense	(63,807)	(9,321)	(73,128)	(6)	(140,896)	(13)
Other income (expense)	1,791	(132)	1,659	—	2,715	—

Loss before reorganization items and income taxes	(468,221)	(30,517)	(498,738)	(48)	(248,120)	(23)
Reorganization items	—	897,313	897,313	87	(41,120)	(4)

(Loss) income before income taxes	(468,221)	866,796	398,575	39	(289,240)	(27)
Income tax benefit (expense)	53,276	(279,889)	(226,613)	(22)	7,661	1

Net (loss) income	$(414,945)	$586,907	$171,962	17%	$(281,579)	(26)%

Revenues

Revenues decreased $41.5 million to $1,029.5 million in 2011 compared to 2010. We derived our revenues from the following sources:

Voice services. Voice services revenues decreased $38.3 million to $493.3 million during 2011 compared to 2010, of which $35.0 million of the decrease is attributable to local calling services revenues and $3.3 million of the decrease is attributable to long distance service revenues. This decrease in voice services revenues is primarily due to the impact of an 8.4% decline in total switched access lines in service at December 31, 2011 compared to December 31, 2010, partially offset by a $2.8 million decline in SQI penalties and a $4.8 million decrease in PAP credits recorded during 2011 as compared to 2010. Due to various factors, adjustments to SQI and PAP reserves resulted in a net increase in voice services revenue of $2.2 million in 2011. The decrease in the number of voice access lines is due to an increase in competition and our customers’ use of alternative technologies.

Access. Access revenues decreased $11.8 million to $369.3 million in 2011 compared to 2010. Growth in special access revenue is being offset by declines in switched access revenues as minutes of use decline. Special access revenue increased primarily due to revenue assurance activities, including back-billing. Switched access revenues decreased primarily due to an 8.4% decline in total switched access lines in service at December 31, 2011 compared to December 31, 2010.

Data and Internet services. Data and Internet services revenues increased $7.6 million to $117.8 million in 2011 compared to 2010. The increase was primarily attributable to an 8.4% increase in the number of HSD subscribers from December 31, 2010 to December 31, 2011 resulting from our expanded HSD footprint, bundling and other marketing efforts.

Other services. Other services revenues increased $1.0 million to $49.1 million in 2011 compared to 2010.

Operating Expenses

Cost of services and sales. Cost of services and sales decreased $48.3 million to $477.4 million in 2011 compared to 2010. In 2011, we experienced an $5.2 million decrease in employee expenses, a $7.8 million decrease in deferred charges related to customer activation fees and a $15.1 million reduction in expense associated with the abandonment of capital projects. These decreases in 2011 were partially offset by severance expenses of $6.6 million associated with the workforce reduction announced in September 2011. In addition, cost of services and sales in 2010 included certain non-recurring expenses totaling $13.3 million which contributed to the decrease in 2011.

As a result of fresh start accounting, we wrote off all deferred charges which had been deferred in prior periods and were being amortized into expense over an average customer life. After fresh start, we began to defer any new expenses incurred associated with customer activation fees. Prior to the Effective Date, the amortization of expense each year was greater than the deferral (resulting in a net increase in expense), whereas after fresh start the deferral is greater than the amortization (resulting in a net decrease in expense).

Selling, general and administrative. Selling, general and administrative expenses decreased $6.2 million to $359.2 million in 2011 compared to 2010. The decrease is primarily attributable to reductions in general and administrative expenses associated with our efforts to streamline expenses. These improvements were offset by a $1.3 million increase in bad debt expense, increasing from $20.5 million in 2010 to $21.8 million in 2011, a $7.0 million increase in pension and post-retirement healthcare plan expenses recorded during 2011 and $1.3 million of severance expense related to the workforce reduction that was announced in September 2011.

Depreciation and amortization. Depreciation and amortization increased $68.6 million to $358.4 million in 2011 compared to 2010. This increase is comprised of a $79.3 million increase in depreciation expense offset by a $10.7 million decrease in amortization of intangible assets. In conjunction with the adoption of fresh start accounting, our assets and liabilities were recorded at fair value. On the Effective Date, while the carrying value of property, plant and equipment was written down to fair value, the remaining useful lives established were, in general, shorter than their original estimated useful lives. This has resulted in an increase in depreciation expense from the prior year.

Reorganization related expense. Reorganization related expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. During 2011, reorganization related expense is comprised of a $7.3 million reversal of a portion of the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Claims Reserve”) due to several favorable settlements during the year and an estimation of future favorable settlements, offset by $7.0 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.

Impairment of intangible assets and goodwill. Impairment of long-lived assets and goodwill for 2011 is comprised of an impairment of $243.2 million to reduce the carrying value of goodwill to zero and an impairment of $18.8 million to reduce the carrying value of a non-amortizable intangible asset related to our trade name to fair value.

Included in operating expenses are non-cash stock based compensation expenses associated with the award of restricted stock and stock options. Stock based compensation expenses totaled $9.3 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

Other Results

Interest expense. Interest expense decreased $67.8 million to $73.1 million in 2011 compared to 2010. Upon the filing of the Chapter 11 Cases, in accordance with the Reorganizations Topic of the ASC, we ceased the accrual of interest expense on the Pre-Petition Notes and the interest rate swap agreements under the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the “Swaps”), as it was unlikely that such interest expense would be paid or would become an allowed priority secured or unsecured claim. We continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. Upon the Effective Date, we entered into the Credit Agreement and began accruing interest on the Revolving Facility and Term Loan (together, the “Credit Agreement Loans”).

Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on the sale or disposal of equipment. Other income was $1.7 million in 2011 compared to other income of $2.7 million in 2010.

Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 2 to the consolidated financial statements.

Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the years ended December 31, 2011 and 2010 was 56.9% expense and 2.6% benefit, respectively. The effective tax rate for the year ended December 31, 2011 was primarily impacted by an impairment charge reducing the carrying value of goodwill to zero and from certain non-taxable cancellation of indebtedness income resulting from our emergence from bankruptcy. The effective tax rate for the year ended December 31, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Health Care Act (as hereinafter defined). The effective tax rate was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in our valuation allowance for deferred tax assets due to our inability, by rule, to rely on future earnings to offset our NOLs during the Chapter 11 Cases. Upon the Effective Date, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan.

Net income (loss). Net income for the year ended December 31, 2011 was $172.0 million compared to a net loss of $(281.6) million for the year ended December 31, 2010. The difference in net income (loss) between 2011 and 2010 is a result of the factors discussed above.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

The following table sets forth the percentages of revenues represented by selected items reflected in our consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Predecessor Company
	Year Ended December 31, 2010		Year Ended December 31, 2009
	$	% of revenue	$	% of revenue
Revenues	$1,070,986	100%	$1,119,090	100%
Operating expenses:
Cost of services and sales	525,728	49	515,394	46
Selling, general and administrative	365,373	34	417,512	37
Depreciation and amortization	289,824	27	275,334	25

Total operating expenses	1,180,925	110	1,208,240	108

Loss from operations	(109,939)	(10)	(89,150)	(8)
Interest expense	(140,896)	(13)	(204,919)	(18)
Gain on derivative instruments	—	—	12,320	1
Gain on early retirement of debt	—	—	12,357	1
Other income (expense)	2,715	—	2,000	—

Loss before reorganization items and income taxes	(248,120)	(23)	(267,392)	(24)
Reorganization items	(41,120)	(4)	(53,018)	(5)

Loss before income taxes	(289,240)	(27)	(320,410)	(29)
Income tax benefit	7,661	1	79,014	7

Net loss	$(281,579)	(26)%	$(241,396)	(22)%

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

Voice services. Voice services revenues decreased $50.0 million to $531.6 million in 2010. This decrease consists of a $30.8 million decrease in long distance services revenues and a $19.2 million decrease in local calling services revenues and is primarily attributable to a 10.3% decline in total voice access lines in service at December 31, 2010 compared to December 31, 2009, largely offset by a $13.6 million decline in SQI penalties in addition to a $12.7 million reduction of an accrual for forgiveness of fiscal 2008 and 2009 SQI penalties in New Hampshire and Vermont. SQI penalties are settled by crediting customer accounts and are recorded as a reduction to revenue. The decrease in the number of voice access lines is due to an increase in competition from technology substitution and the weakness of the economy.

Access. Access revenues were steady in 2010, increasing $0.6 million to $381.1 million in 2010 compared to 2009. Of this increase, $12.2 million is attributable to an increase in interstate access revenues, largely offset by an $11.6 million decrease in intrastate access revenues. A significant decrease in switched access revenues was primarily attributable to a 10.3% decline in total voice access lines in service at December 31, 2010 compared to December 31, 2009. However, this decline was completely offset by an increase in special access revenues driven by increased efforts to sell our excess network capacity to other carriers as well as the availability of such excess capacity resulting from the build-out of our Next Generation Network.

Data and Internet services. Data and Internet services revenues increased $0.3 million to $110.2 million in 2010 compared to 2009. This increase is primarily attributable to an increase in HSD subscribers resulting from our bundling and other marketing efforts.

Other services. Other services revenues increased $1.1 million to $48.1 million in 2010 compared to 2009.

Operating Expenses

Cost of services and sales. Cost of services and sales increased $10.3 million to $525.7 million in 2010 compared to 2009. This increase is primarily attributable to the write-off of abandoned projects in 2010 of approximately $15.1 million. Cost of services and sales was also impacted by certain non-recurring items totaling approximately $13.3 million. Excluding the abandonment charges and the non-recurring items, cost of services and sales would have declined approximately $18.1 million.

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

Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the years ended December 31, 2010 and 2009 was 2.6% benefit and 24.7% benefit, respectively. The effective tax rate for the year ended December 31, 2010 was impacted by a one-time, non-cash income tax charge of $6.8 million, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). The effective tax rate was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in our valuation allowance for deferred tax assets due to our inability, by rule, to rely on future earnings to offset our NOLs during the Chapter 11 Cases. Upon the Effective Date, our NOLs were substantially reduced by the recognition of gains on the discharge of certain debt pursuant to the Plan.

Net loss. Net loss for the year ended December 31, 2010 was $(281.6) million compared to net loss of $(241.4) million for the year ended December 31, 2009. The difference in net loss between 2010 and 2009 is a result of the factors discussed above.

Liquidity and Capital Resources

Overview

Upon our emergence from Chapter 11 on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. Accordingly, our post-emergence consolidated statements of financial position, consolidated statements of operations and statements of cash flows are not comparable in many respects to our consolidated statements of financial position, consolidated statements of operations and statements of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

Our short-term and long-term liquidity needs arise primarily from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support and grow our business; and (iv) contributions to our defined pension plan and payments under our post-retirement healthcare plans. Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Revolving Facility.

Based on our current and anticipated levels of operations and conditions in our markets, we believe that cash on hand (including amounts available under our Revolving Facility) as well as cash flow from operations will enable us to meet our working capital, capital expenditure, debt service and other funding requirements for at least the next 12 months. We expect to be in compliance with the maintenance covenants contained in the Credit Agreement for 2012. However, our anticipated results are subject to significant uncertainty and our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of certain covenants set forth in our financing agreements could result in an event of default thereunder. An event of default, if not cured within defined cure periods, if any, would permit the lenders under a defaulted financing agreement to declare all indebtedness thereunder to be due and payable prior to maturity. Moreover, the lenders under our Revolving Facility would have the option to terminate their commitments to make further extensions of revolving credit thereunder. If we are unable to repay our obligations under our Credit Agreement, the lenders could proceed against any assets that were pledged to secure such facility.

Cash and cash equivalents at December 31, 2011 totaled $17.4 million compared to $105.5 million at December 31, 2010, excluding restricted cash of $25.1 million and $4.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the cash claims reserve (the “Cash Claims Reserve”). Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we could reclaim restricted cash of up to $22.9 million. As of December 31, 2011, we had reclaimed $6.2 million of restricted cash. There is no certainty that we will reclaim any, or all, of the $22.9 million balance remaining at December 31, 2011.

Cash Flows

Net cash provided by (used in) operating activities was $170.1 million, ($81.1) million, $191.6 million and $150.3 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively. Net cash provided by operating activities for the 341 days ended December 31, 2011 represents the operating activities of the Successor Company; however, it includes payment of $66.7 million in claims of the Predecessor Company, of which $59.9 million of these claims were paid using funds from the Cash Claims Reserve established on the Effective Date by the Predecessor Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011, the year ended December 31, 2010 and the sixty-six days from the Petition Date to December 31, 2009, no payments of interest were made, resulting in an increase in cash provided by operations of $9.0 million, $137.1 million and $61.3 million, respectively. Upon the Effective Date, we began paying interest on our outstanding debt in the normal course during the 341 days ended December 31, 2011.

Net cash used in investing activities was $162.9 million, $12.5 million, $197.3 million and $177.4 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively, and is mainly comprised of capital expenditures for all periods.

Net cash (used in) provided by financing activities was ($0.2) million, ($1.7) million, $1.8 million and $66.1 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively. We paid $2.4 million of loan origination costs on the Credit Agreement, of which $0.9 million and $1.5 million were paid during the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, respectively. For the year ended December 31, 2010, we drew down $5.5 million on letters of credit under the Pre-Petition Credit Facility and incurred $1.5 million of loan origination costs on the DIP Credit Agreement, which was terminated by its conversion into the Revolving Facility, and all notes, security agreements and other agreements related to the DIP Credit Agreement. For the year ended December 31, 2009, net proceeds from our issuance of long-term debt were $50.0 million, repayment of long-term debt was $20.8 million and dividends paid to stockholders was $23.0 million. Additionally, $65.1 million was released from restricted cash during the year ended December 31, 2009.

We made contributions to our Company sponsored qualified pension plans and post-retirement healthcare plans of $6.8 million and $0.8 million, respectively, in 2011. In addition, we made $1.8 million in post-retirement healthcare plan expenditures in 2011. We expect to contribute approximately $19.8 million to our Company sponsored qualified pension plans, as required by the Pension Protection Act of 2006, and approximately $5.5 million to our post-retirement healthcare plans in 2012. In 2011, due to lower interest rates and higher healthcare rate increases, we had a significant cost increase in our qualified pension and post-retirement healthcare liabilities. While this may not affect our short-term cash position, it may indicate the need for higher cash contributions in the future.

Capital Expenditures

We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. In 2011, our capital expenditures totaled $176.1 million. We anticipate that we will fund future capital expenditures through cash flows from operations, cash on hand and funds available under the Revolving Facility.

We have a five year contract with our primary IT vendor, which was executed in 2009. In the years ended December 31, 2011 and 2010, we spent approximately $22.1 million and $28.7 million, respectively, for services under such contract, of which approximately $9.2 million and $12.8 million, respectively, was capitalized in accordance with the Intangibles – Goodwill and Other Topic and the Interest Topic of the ASC and approximately $12.9 million and $15.9 million, respectively, was included in operating expenses. In 2011, we provided notice to the vendor of our intent to in-source or alternatively source certain functions which we expected would result in a future reduction of approximately 95% of the baseline service costs commencing on April 11, 2012 from this vendor. We expect that these savings will be largely offset in the near term by other vendors for these functions and other IT initiatives.

Debt

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, we paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum, which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable five years after the Effective Date (the “Maturity Date”); provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Credit Agreement being due and payable on the Maturity Date. As of December 31, 2011, we had approximately $62.6 million, net of approximately $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility.

The Credit Agreement Loans are guaranteed by all of our current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) any subsidiary of ours that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation (the guarantor subsidiaries, together with FairPoint Communications and FairPoint Logistics, are collectively referred to as the “Financing Loan Parties”). The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of December 31, 2011, the Borrowers were in compliance with all covenants under the Credit Agreement.

The Credit Agreement also provides for mandatory prepayments of outstanding balances on the Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances, and certain extraordinary cash receipts. Proceeds from such events may be reinvested by the Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test is performed to determine if excess cash flow, as defined in the Credit Agreement, was generated during the year. If the calculation indicates that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow is required to be prepaid against outstanding balances. Any mandatory prepayments are first applied to the Revolving Facility until repaid and then to the Term Loan.

The above summary of the material terms of the Credit Agreement Loans does not purport to be complete and is qualified in its entirety by reference to the text of (i) the Credit Agreement, (ii) the Pledge Agreement, dated as of the Effective Date, made by the pledgors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties, (iii) the Security Agreement, dated as of the Effective Date, by and among FairPoint Communications, FairPoint Logistics, our subsidiaries party thereto and Bank of America, N.A., as administrative agent, for the benefit of certain secured parties and (iv) the Continuing Guaranty Agreement, dated as of the Effective Date, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.

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

On the Effective Date, the DIP Credit Agreement was converted into the new $75.0 million Revolving Facility with a five-year term. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Credit Agreement on the Effective Date.

Our Pre-Petition Credit Facility

Our $2,030.0 million Pre-Petition Credit Facility consisted of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million, a senior secured term loan A facility in an aggregate principal amount of $500.0 million (the “Term Loan A Facility”), a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (the “Term Loan B Facility” and, together with the Term Loan A Facility, the “Pre-Petition Term Loan”) and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the “Delayed Draw Term Loan”). Spinco drew $1,160.0 million under the Pre-Petition Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470.0 million under the Pre-Petition Term Loan and $5.5 million under the Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

On the Effective Date, the Pre-Petition Credit Facility and all obligations thereunder were terminated (except that the Pre-Petition Credit Facility continues in effect solely for the purposes of allowing creditors under the Pre-Petition Credit Facility to receive distributions under the Plan and to preserve certain rights of the administrative agent).

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

Pursuant to our offer to exchange the Old Notes for the New Notes (the “Exchange Offer”), on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount included New Notes issued to tendering noteholders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the July 29, 2009 settlement date of the Exchange Offer).

On the Effective Date, all outstanding obligations under the Pre-Petition Notes and the indentures governing the Pre-Petition Notes were terminated.

Other Pre-Petition Agreements

As a condition to the approval of the Merger and related transactions by state regulatory authorities we agreed to make certain capital expenditures following the completion of the Merger. The Merger Orders have been modified by Regulatory Settlements agreed to with representatives for each of Maine, New Hampshire and Vermont, and approved by the applicable regulatory authorities in Maine, New Hampshire and Vermont, and approved by the Bankruptcy Court as part of the Plan. For a description of these capital expenditure requirements, see “Item 1. – Business – Regulatory Environment – State Regulation – Regulatory Conditions to the Merger, as Modified in Connection with the Plan.”

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

The following table discloses aggregate information about our contractual obligations as of December 31, 2011 and the periods in which payments are due:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in thousands)
Contractual obligations:

Long-term debt, including current maturities	$1,000,000	$10,000	$35,000	$955,000	$—
Interest payments on long-term debt obligations (a)	254,688	65,226	128,136	61,326	—
Capital lease obligations	4,776	1,679	2,992	105	—
Operating leases	32,380	9,871	14,551	5,701	2,257

Total obligations	$1,291,844	$86,776	$180,679	$1,022,132	$2,257

(a)	Excludes amortization of estimated capitalized debt issuance costs.

On the Effective Date our Pre-Petition Credit Facility and our DIP Facility were terminated and we entered into the Credit Agreement. At December 31, 2011, our long-term debt obligations totaled $1,000.0 million. In addition, as of December 31, 2011 we had letters of credit totaling $12.4 million outstanding under the Revolving Facility.

Critical Accounting Policies and Estimates

Our accounting policies are more fully described in the notes to our consolidated financial statements contained in Item 8 hereof. As disclosed in note 3 to our consolidated financial statements, the preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. Our critical accounting policies are as follows:

•	Fresh start accounting;

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for pension and other post-retirement benefits;

•	Accounting for income taxes;

•	Depreciation of property, plant and equipment;

•	Stock-based compensation;

•	Valuation of long-lived assets, including goodwill; and

•	Accounting for software development costs.

Fresh Start Accounting. Upon the Effective Date, we applied fresh start accounting principles in accordance with guidance under the applicable reorganization accounting rules. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, all Successor Company assets and non-interest bearing liabilities are recorded at their estimated fair values upon the Effective Date. The fair value estimates for property, plant and equipment were based on various valuation methods, including but not limited to, the market approach, the indirect cost approach, the direct replacement cost approach and the “percent of cost” market approach. The fair value estimates of identifiable assets were based on the cost method for our customer lists and the relief from royalty for our trade name.

We also recorded the Successor Company debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the Successor Company. The calculation of the enterprise value was dependent upon achieving the estimated future financial results set forth in our projections, as well as the realization of certain other assumptions.

Our actual performance against these projections and assumptions made in applying fresh start accounting could result in an impairment of the value attributed to our long-lived assets, including goodwill and the trade name, on the Effective Date. In fact, as further discussed in our accounting policy of the valuation for long-lived assets, including goodwill below, an impairment to goodwill and our trade name was recorded at September 30, 2011. Although an impairment charge could have a material effect on our results of operations, this non-cash expense would have no impact on our compliance with the covenants contained in the Credit Agreement.

Revenue Recognition. We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. Fixed fees for voice services, Internet services and certain other services are recognized in the month the service is provided. Revenue from other services that are not fixed fee or that exceed contracted amounts is recognized when those services are provided. Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period. SQI penalties and certain PAP penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the CLEC bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. All SQI and Vermont PAP penalties related to the Predecessor Company are recorded to the Claims Reserve at December 31, 2011 and to liabilities subject to compromise at December 31, 2010.

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

Accounting for Pension and Other Post-retirement Benefits. Some of our employees participate in our pension plans and other post-retirement healthcare plans. In the aggregate, the benefit obligations of the pension plans and the benefit obligations of the post-retirement healthcare plans each exceed the fair value of their respective assets, resulting in expense. Significant pension and other post-retirement healthcare plan assumptions, including the discount rate used, the long-term rate-of-return on plan assets, and medical cost trend rates are periodically updated and impact the amount of benefit plan income, expense, assets and obligations reflected in our consolidated financial statements. The actuarial assumptions we used in determining our pension and post-retirement healthcare plans obligations may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions might materially affect our financial position or results of operations.

Our pension and post-retirement liabilities are highly sensitive to changes in the discount rate. We currently estimate that a movement of 1% in the discount rate would change our pension plan benefit obligations by approximately 19%. We currently estimate that a 1% fluctuation in the discount rate would change our post-retirement healthcare benefit obligations by approximately 23%.

The post-retirement healthcare benefit obligations are also highly sensitive to the medical trend rate assumption. A 1% increase in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2011 would result in an increase in the post-retirement healthcare benefit obligations of approximately $134.1 million and a 1% decrease in the medical trend rate assumed at December 31, 2011 would result in a decrease in the post-retirement healthcare benefit obligations of approximately $101.1 million.

Accounting for Income Taxes. Our current and deferred income taxes are affected by events and transactions arising in the normal course of business, as well as in connection with the adoption of new accounting standards and non-recurring items. Assessment of the appropriate amount and classification of income taxes is dependent on several factors, including estimates of the timing and realization of deferred income tax assets and the timing of income tax payments. Actual payments may differ from these estimates as a result of changes in tax laws, as well as unanticipated future transactions affecting related income tax balances. We account for tax benefits taken or expected to be taken in our tax returns utilizing a two step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions.

Depreciation of Property, Plant and Equipment. We recognize depreciation on property, plant and equipment principally on the composite group remaining life method and straight-line composite rates over estimated useful lives ranging from three to 50 years. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value (if any), over the remaining asset lives. This method requires the periodic revision of depreciation rates. We review the depreciable lives annually. Changes in the estimated useful lives of property, plant and equipment or depreciation methods could have a material effect on our results of operations. However, a change in this non-cash expense would have no impact on our compliance with the covenants contained in the Credit Agreement.

Stock-based Compensation. Compensation expense for share-based awards made to employees and directors are recognized based on the estimated fair value of each award over the award’s vesting period. We estimate the fair value of share-based payment awards on the date of grant using either an option-pricing model for stock options or the closing market value of our stock for restricted stock, and expense the value of the portion of the award that is ultimately expected to vest over the requisite service period in the statement of operations.

We utilize the Black-Scholes option pricing model to calculate the fair value of our stock option grants. The key assumptions used in the Black-Scholes option pricing model are the expected life of the stock option, the expected dividend rate, the risk-free interest rate and expected volatility. The expected life of the stock options granted represents the period of time that the options are expected to be outstanding. The risk-free interest rates are based on United States Treasury yields in effect at the date of grant consistent with the expected exercise timeframes. The expected volatility reflects the historical volatility for a duration consistent with the contractual life of the options. Given the lack of historical data of employee behavior and our company, our assumptions of these key inputs in addition to our assumption made about the portion of the awards that will ultimately vest requires subjective judgment.

Valuation of Long-lived Assets, Including Goodwill. We review our long-lived assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, we review goodwill and non-amortizable intangible assets for impairment on an annual basis as of the first day of the fourth quarter of each year. Several factors could trigger an impairment review such as:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant regulatory changes that would impact future operating revenues;

•	significant negative industry or economic trends; and

•	significant changes in the overall strategy in which we operate our overall business.

At December 31, 2011, we have no goodwill and $138.6 million of gross intangible assets related to customer relationships, the FairPoint trade name and favorable leasehold agreements as of December 31, 2011. The customer relationships and favorable leasehold agreements are being amortized over a weighted average life of approximately 9.0 years and 2.7 years, respectively. As of December 31, 2011, there is $10.4 million of accumulated amortization recorded. The trade name has an indefinite life and is, therefore, not amortized. The intangible assets are included in intangible assets on our consolidated balance sheet. In addition, we have recorded $1.9 billion of gross property, plant and equipment as of December 31, 2011, net of $280.5 million accumulated depreciation. These assets are depreciated over lives ranging from three to 50 years.

As of December 31, 2010, as a result of changes to our financial projections related to the Chapter 11 Cases, we determined that a possible impairment of our long-lived assets – the property, plant and equipment and customer relationships of the Predecessor Company – was indicated. In accordance with the guidance related to impairment of long-lived assets, we performed recoverability tests, based on undiscounted projected future cash flows associated with our long-lived assets, and determined that long-lived assets were not impaired at December 31, 2010.

At September 30, 2011, given the significant sustained decline in our stock price since the Effective Date and the September 30, 2011 impairment of goodwill and the FairPoint trade name, as further described below, we determined that a possible impairment of our long-lived assets – the property, plant and equipment, customer relationships and favorable leasehold agreements – was present. However, we concluded that long-lived assets were recoverable based on the Company’s estimated gross cash flows being greater than the carrying value.

As of December 31, 2011, we performed our routine review of impairment triggering events specified by the guidance related to impairment of long-lived assets and concluded that we do not believe a triggering event has occurred.

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

At October 1, 2010, we performed step one of our annual goodwill impairment assessment and concluded that there was no indication of impairment at that time.

At September 30, 2011, given the significant sustained decline in our stock price since the Effective Date which had caused our market capitalization to be below our book value, we determined that a possible impairment of goodwill was indicated and concluded that an interim goodwill impairment test was necessary. In step one, we calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point we proceeded to step two, as outlined above. Results of the impairment test required us to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge had no impact on our compliance with the covenants contained in the Credit Agreement.

Our only non-amortizable intangible asset other than goodwill is the FairPoint trade name. Consistent with the valuation methodology used to value the trade name at the Effective Date, we assessed the fair value of the trade name based on the relief from royalty method. If the carrying amount of our trade name exceeds its estimated fair value, the asset is considered impaired. For our non-amortizable intangible asset impairment assessments of the FairPoint trade name, we made certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate, and applied these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may result in the recognition of an impairment loss different from what was actually recorded.

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

At September 30, 2011, given that the significant sustained decline in our stock price since the Effective Date had caused its market capitalization to be below its book value, we determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim non-amortizable intangible asset impairment test on the trade name was necessary. Results of the impairment test required us to record an impairment charge totaling $18.8 million at September 30, 2011. Since this interim impairment test was performed on the last day of the 2011 third fiscal quarter, it effectively serves as our annual non-amortizable intangible asset impairment test for the fiscal year.

Accounting for Software Development Costs. We capitalize certain costs incurred in connection with developing or obtaining internal use software. Capitalized costs include direct development costs associated with internal use software, including direct labor costs and external costs of materials and services. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. We do not expect this amendment to the ASC to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this amendment to the ASC to have a material impact on our consolidated financial statements.

On January 1, 2011, we adopted ASU 2010-28 regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment to the ASC did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this amendment to the ASC did not have a material impact on our consolidated financial statements.

Inflation

There are cost of living adjustment clauses in certain of the collective bargaining agreements covering our labor union employees. Considerable fluctuations in cost of living due to inflation could result in an adverse effect on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had total debt of $1,000.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins. As of December 31, 2011, the fair value of our debt was approximately $795.0 million based on the market prices of our debt at that date. Our Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million.

As of December 31, 2011, we had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility. Interest payments on the Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the year ended December 31, 2011, the actual gain on the pension plan assets was approximately 1.6%. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. Lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to contribute additional funds to the pension plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Page
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES:
Report of Management on Internal Control Over Financial Reporting	63
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm	64
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009:
Consolidated Balance Sheets as of December 31, 2011 (Successor Company) and December 31, 2010 (Predecessor Company)	65
Consolidated Statements of Operations for the 341 Days Ended December 31, 2011 (Successor Company), the 24 Days Ended January 24, 2011 (Predecessor Company) and the Years Ended December 31, 2010 and 2009 (Predecessor Company)	66
Consolidated Statements of Comprehensive (Loss) Income for the 341 Days Ended December 31, 2011 (Successor Company), the 24 Days Ended January 24, 2011 (Predecessor Company) and the Years Ended December 31, 2010 and 2009 (Predecessor Company)	67
Consolidated Statements of Stockholders’ Equity (Deficit) for the 341 Days Ended December 31, 2011 (Successor Company), the 24 Days Ended January 24, 2011 (Predecessor Company) and the Years Ended December 31, 2010 and 2009 (Predecessor Company)	68
Consolidated Statements of Cash Flows for the 341 Days Ended December 31, 2011 (Successor Company), the 24 Days Ended January 24, 2011 (Predecessor Company) and the Years Ended December 31, 2010 and 2009 (Predecessor Company)	69
Notes to Consolidated Financial Statements	70

Report of Management on Internal Control Over Financial Reporting

We, the management of FairPoint Communications, Inc., are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company using the criteria for effective internal control established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on such evaluation, management determined that the Company’s internal control over financial reporting was not effective as of December 31, 2011 because the following material weakness in internal control over financial reporting existed during 2011:

•	Procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

Ernst & Young, LLP, our independent registered public accounting firm who audited the financial statements included in this Annual Report, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on the following page.

/s/ Paul H. Sunu
Paul H. Sunu
Chief Executive Officer

/s/ Ajay Sabherwal
Ajay Sabherwal
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of FairPoint Communications, Inc.

We have audited FairPoint Communications, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FairPoint Communications, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s review of its income tax provision. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FairPoint Communications, Inc. as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive (loss) income and cash flows for the period from January 25, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 24, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 financial statements and this report does not affect our report dated March 9, 2012, which expressed an unqualified opinion on those financial statements

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FairPoint Communications, Inc. has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

Ernst & Young LLP

Charlotte, NC

March 9, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FairPoint Communications, Inc.

We have audited the accompanying consolidated balance sheets of FairPoint Communications, Inc. (the Company) as of December 31, 2011 (Successor) and 2010 (Predecessor), and the related consolidated statements of operations, stockholders’ equity (deficit), comprehensive (loss) income and cash flows for the period from January 25, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 24, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FairPoint Communications, Inc. at December 31, 2011 (Successor) and 2010 (Predecessor), and the consolidated results of its operations and its cash flows for the period from January 25, 2011 to December 31, 2011 (Successor), the period from January 1, 2011 to January 24, 2011 (Predecessor), and the years ended December 31, 2010 and 2009 (Predecessor), in conformity with US generally accepted accounting principles.

As discussed in Notes 1 and 2 to the consolidated financial statements, on January 13, 2011, the Bankruptcy Court entered an order confirming the plan of reorganization, which became effective on January 24, 2011. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Accounting Standards Codification 852-10, Reorganizations, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying amounts not comparable with prior periods as described in Notes 1 and 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FairPoint Communications, Inc.’s internal control over financial reporting as of December 31, 2011 (Successor), based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Charlotte, North Carolina

March 9, 2012

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except share data)

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$17,350	$105,497
Restricted cash	24,446	2,420
Accounts receivable, net	104,298	125,170
Materials and supplies	935	22,193
Prepaid expenses	18,346	18,841
Other current assets	2,377	6,092
Deferred income tax, net	17,915	31,400

Total current assets	185,667	311,613
Property, plant and equipment, net	1,663,065	1,859,700
Goodwill	—	595,120
Intangible assets, net	128,145	189,247
Prepaid pension asset	—	2,960
Debt issue costs, net	1,779	119
Restricted cash	651	1,678
Other assets	10,338	13,357

Total assets	$1,989,645	$2,973,794

Liabilities and Stockholders’ Deficit
Liabilities not subject to compromise:
Current portion of long-term debt	$10,000	$—
Current portion of capital lease obligations	1,252	1,321
Accounts payable	65,184	66,557
Claims payable and estimated claims accrual	22,839	—
Accrued interest payable	508	3
Other accrued liabilities	54,348	63,279

Total current liabilities	154,131	131,160

Capital lease obligations	2,690	3,943
Accrued pension obligation	157,961	92,246
Employee benefit obligations	531,634	344,463
Deferred income taxes	245,369	67,381
Unamortized investment tax credits	—	4,310
Other long-term liabilities	14,003	12,398
Long-term debt, net of current portion	990,000	—

Total long-term liabilities	1,941,657	524,741

Total liabilities not subject to compromise	2,095,788	655,901

Liabilities subject to compromise	—	2,905,311

Total liabilities	2,095,788	3,561,212

Commitments and contingencies (See Note 21)

Stockholders’ deficit:
Predecessor Company common stock, $0.01 par value, 200,000,000 shares authorized, 89,440,334 shares issued and outstanding at December 31, 2010	—	894
Additional paid-in capital, Predecessor Company	—	725,786
Successor Company common stock, $0.01 par value, 37,500,000 shares authorized, 26,197,142 shares issued and outstanding at December 31, 2011	262	—
Additional paid-in capital, Successor Company	502,034	—
Retained deficit	(414,945)	(1,101,294)
Accumulated other comprehensive loss	(193,494)	(212,804)

Total stockholders’ deficit	(106,143)	(587,418)

Total liabilities and stockholders’ deficit	$1,989,645	$2,973,794

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

341 Days ended December 31, 2011, 24 Days ended January 24, 2011 and Years ended December 31, 2010 and 2009

(in thousands, except per share data)

	Successor Company
		Predecessor Company
	Three Hundred Forty- One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011
			Year Ended December 31,
			2010	2009
Revenues	$963,112	$66,378	$1,070,986	$1,119,090

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	438,619	38,766	525,728	515,394
Selling, general and administrative expense, excluding depreciation and amortization	332,020	27,161	365,373	417,512
Depreciation and amortization	336,891	21,515	289,824	275,334
Reorganization related (income) expense	(232)	—	—	—
Impairment of intangible assets and goodwill	262,019	—	—	—

Total operating expenses	1,369,317	87,442	1,180,925	1,208,240

Loss from operations	(406,205)	(21,064)	(109,939)	(89,150)

Other income (expense):
Interest expense	(63,807)	(9,321)	(140,896)	(204,919)
Gain on derivative instruments	—	—	—	12,320
Gain on early retirement of debt	—	—	—	12,357
Other	1,791	(132)	2,715	2,000

Total other expense	(62,016)	(9,453)	(138,181)	(178,242)

Loss before reorganization items and income taxes	(468,221)	(30,517)	(248,120)	(267,392)
Reorganization items	—	897,313	(41,120)	(53,018)

(Loss) income before income taxes	(468,221)	866,796	(289,240)	(320,410)
Income tax benefit (expense)	53,276	(279,889)	7,661	79,014

Net (loss) income	$(414,945)	$586,907	$(281,579)	$(241,396)

Weighted average shares outstanding:
Basic	25,838	89,424	89,424	89,271

Diluted	25,838	89,695	89,424	89,271

(Loss) earnings per share:
Basic	$(16.06)	$6.56	$(3.15)	$(2.70)

Diluted	$(16.06)	$6.54	$(3.15)	$(2.70)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

341 Days ended December 31, 2011, 24 Days ended January 24, 2011 and Years ended December 31, 2010 and 2009

(in thousands)

	Successor Company	Predecessor Company
	Three Hundred Forty- One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009
Net (loss) income	$(414,945)	$586,907	$(281,579)	$(241,396)
Other comprehensive (loss) income, net of taxes:
Defined benefit pension and post-retirement plans (net of $39.1 million tax benefit, $0.5 million tax expense, $4.6 million tax expense and $5.4 million tax expense, respectively)	(193,494)	493	(87,880)	9,580

Total other comprehensive (loss) income	(193,494)	493	(87,880)	9,580

Comprehensive (loss) income	$(608,439)	$587,400	$(369,459)	$(231,816)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

341 Days ended December 31, 2011, 24 Days ended January 24, 2011 and Years ended December 31, 2010 and 2009

(in thousands)

	Common Stock		Additional paid-in	Retained earnings	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	capital	(deficit)	(loss) income	equity (deficit)
Balance at December 31, 2008 (Predecessor Company)	88,996	$890	$735,719	$(578,319)	$(134,504)	$23,786

Net loss	—	—	—	(241,396)	—	(241,396)
Issuance of 2008 Interim Awards	502	5	(5)	—	—	—
Issuance of restricted shares	524	5	(5)	—	—	—
Restricted stock cancelled for withholding tax	(20)	—	—	—	—	—
Restricted units cancelled for withholding tax	—	—	(430)	—	—	(430)
Stock based compensation expense	—	—	2,052	—	—	2,052
Net assets contributed back to Verizon	—	—	(12,019)	—	—	(12,019)
Employee benefit adjustment to comprehensive income	—	—	—	—	9,580	9,580

Balance at December 31, 2009 (Predecessor Company)	90,002	$900	$725,312	$(819,715)	$(124,924)	$(218,427)

Net loss	—	—	—	(281,579)	—	(281,579)
Restricted stock cancelled for withholding tax	(13)	—	—	—	—	—
Forfeiture of restricted shares	(549)	(6)	6	—	—	—
Stock based compensation expense	—	—	468	—	—	468
Employee benefit adjustment to comprehensive income	—	—	—	—	(87,880)	(87,880)

Balance at December 31, 2010 (Predecessor Company)	89,440	$894	$725,786	$(1,101,294)	$(212,804)	$(587,418)

Net income	—	—	—	586,907	—	586,907
Stock based compensation expense	—	—	18	—	—	18
Employee benefit adjustment to comprehensive income	—	—	—	—	493	493
Cancellation of Predecessor Company Common Stock	(89,440)	(894)	(725,804)	726,698	—	—
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	—	(212,311)	212,311	—
Issuance of Successor Company Common Stock	25,660	257	481,879	—	—	482,136
Issuance of Successor Company warrants	—	—	16,350	—	—	16,350

Balance at January 24, 2011 (Successor Company)	25,660	$257	$498,229	$—	$—	$498,486

Net loss	—	—	—	(414,945)	—	(414,945)
Issuance of Common Stock	541	5	(5)	—	—	—
Issuance of restricted stock	14	—	—	—	—	—
Forfeiture of restricted stock	(18)	—	—	—	—	—
Stock based compensation expense	—	—	3,810	—	—	3,810
Employee benefit adjustment to comprehensive income	—	—	—	—	(193,494)	(193,494)

Balance at December 31, 2011 (Successor Company)	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)

See accompanying notes to consolidated financial statements.

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

341 Days ended December 31, 2011, 24 Days ended January 24, 2011 and the Years ended December 31, 2010 and 2009

(in thousands)

	Successor Company	Predecessor Company
	Three Hundred Forty- One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009
Cash flows from operating activities:
Net (loss) income	$(414,945)	$586,907	$(281,579)	$(241,396)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(52,203)	279,868	(7,915)	(78,722)
Provision for uncollectible revenue	18,344	3,454	20,525	48,402
Depreciation and amortization	336,891	21,515	289,824	275,334
Non-cash interest expense	—	—	—	31,137
Post-retirement accruals	35,183	2,654	33,216	34,151
Pension accruals	5,021	986	10,017	24,274
Gain on derivative instruments	—	—	—	(12,320)
Gain on early retirement of debt, excluding cash fees	—	—	—	(12,477)
Loss on abandoned projects	—	—	15,132	—
Impairment of intangible assets and goodwill	262,019	—	—	—
Other non-cash items	(288)	97	4,045	4,468
Changes in assets and liabilities arising from operations:
Accounts receivable	7,863	(7,752)	12,706	(24,799)
Prepaid and other assets	(1,926)	(3,423)	(6,834)	19,063
Accounts payable and accrued liabilities	(12,303)	26,627	(10,802)	(12,435)
Accrued interest payable	508	9,017	137,111	61,312
Other assets and liabilities, net	67	177	(3,816)	(9,633)
Reorganization adjustments:
Non-cash reorganization income	(7,308)	(917,358)	(20,004)	43,964
Claims payable and estimated claims accrual	(66,712)	(1,096)	—	—
Restricted cash - cash claims reserve	59,888	(82,764)	—	—

Total adjustments	585,044	(667,998)	473,205	391,719

Net cash provided by (used in) operating activities	170,099	(81,091)	191,626	150,323

Cash flows from investing activities:
Net capital additions	(163,648)	(12,477)	(197,795)	(178,752)
Distributions from investments	798	—	527	1,361

Net cash used in investing activities	(162,850)	(12,477)	(197,268)	(177,391)

Cash flows from financing activities:
Loan origination costs	(884)	(1,500)	(1,475)	(3,046)
Proceeds from issuance of long-term debt	—	—	5,513	50,000
Repayments of long-term debt	—	—	—	(20,848)
Restricted cash	1,843	34	(62)	65,114
Repayment of capital lease obligations	(1,120)	(201)	(2,192)	(2,126)
Dividends paid to stockholders	—	—	—	(22,996)

Net cash (used in) provided by financing activities	(161)	(1,667)	1,784	66,098

Net change	7,088	(95,235)	(3,858)	39,030
Cash, beginning of period	10,262	105,497	109,355	70,325

Cash, end of period	$17,350	$10,262	$105,497	$109,355

Supplemental disclosure of cash flow information:
Interest paid, net of capitalized interest	62,290	—	1,005	106,861
Income tax paid, net of refunds	218	—	361	(563)
Non-cash issuance of Senior Notes	—	—	—	18,911
Capital additions included in accounts payable, claims payable and estimated claims accrual or liabilities subject to compromise at period-end	854	1,818	1,961	31,621
Reorganization costs paid	20,069	11,110	41,699	1,182

See accompanying notes to consolidated financial statements.

FairPoint Communications, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Except as otherwise required by the context, references in notes to the consolidated financial statements to:

•	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries.

•

“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008, with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”.

•	“Northern New England operations” refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	“Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations.

•

“Verizon Northern New England business” refers to the local exchange business of Verizon New England Inc. (“Verizon New England”) in Maine, New Hampshire and Vermont and the customers of Verizon and its subsidiaries’ (other than Cellco Partnership) (collectively, the “Verizon Group”) related long distance and Internet service provider business in those states prior to the Merger.

(1) Organization, Principles of Consolidation and Basis of Financial Reporting

Organization

FairPoint is a leading provider of communications services in rural and small urban communities offering an array of services, including high speed data (“HSD”), Internet access, voice, television and broadband product offerings, to residential, business and wholesale customers. FairPoint operates in 18 states with approximately 1.3 million access line equivalents (including voice access lines and HSD, which includes digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of December 31, 2011.

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when we demonstrate significant influence, but do not have a controlling financial interest. Intercompany accounts and transactions have been eliminated.

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

Upon the Effective Date, the Company was required to adopt fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represented the fair value of the entity before considering liabilities and approximated the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which was subject to periodic evaluation for impairment and was determined to be entirely impaired at September 30, 2011. See note 3(n) for further details of the goodwill impairment. In addition to fresh start accounting, the Company’s post-emergence consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, the Company’s post-emergence consolidated statements of financial position and consolidated statements of operations are not comparable in many respects to the Company’s consolidated statements of financial position and consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization. See note 2 for a presentation of the impact of emergence from reorganization and fresh start accounting on the Company’s financial position.

(2) Reorganization Under Chapter 11

Emergence from Chapter 11 Proceedings

On the Petition Date, the Debtors filed the Chapter 11 Cases.

On January 13, 2011, the Bankruptcy Court entered into an Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code dated as of December 29, 2010 (the “Confirmation Order”), which confirmed the Plan.

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

The Plan provided for:

•

(i) The lenders under the Credit Agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”), (ii) the administrative agent under the Pre-Petition Credit Facility (other than certain indemnity and reimbursement rights of the administrative agent which survived) and (iii) holders of other claims against the Company arising under the Pre-Petition Credit Facility or ancillary agreements (including swap agreements) (collectively, the “Pre-Petition Credit Facility Claims”) to receive the following in full and complete satisfaction of such Pre-Petition Credit Facility Claims: (i) a pro rata share of a $1,000.0 million term loan facility (the “ Term Loan”), (ii) a pro rata share of certain cash payments, (iii) a pro rata share of 23,620,718 shares of our new common stock, par value $0.01 per share (the “New Common Stock” or “Common Stock”) and (iv) a pro rata share of a 55% interest in the FairPoint Litigation Trust (the “Litigation Trust”);

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

•

Each of the respective indentures governing (i) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended (the “Old Indenture”), and (ii) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications, Inc. and U.S. Bank National Association (the “New Indenture”) (except to the extent to allow the Company or the relevant Pre-Petition Notes indenture trustee, as applicable, to make distributions pursuant to the Plan on account of claims related to such Pre-Petition Notes); and

•

The Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics,” and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders (the “DIP Administrative Agent”), which was terminated by its conversion into the new $75.0 million Revolving Facility (as defined herein), and all notes, security agreements and other agreements related to the DIP Credit Agreement.

Credit Agreement

On the Effective Date, FairPoint Communications and FairPoint Logistics (the “Borrowers”) entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Credit Agreement”). The Credit Agreement is comprised of a $75.0 million revolving loan facility (the “Revolving Facility”), which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan (collectively, the “Credit Agreement Loans”). On the Effective Date, the Company paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) the British Bankers Association LIBOR Rate (“LIBOR”) plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable five years after the Effective Date (the “ Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Term Loan being due and payable on the Maturity Date.

The Credit Agreement Loans are guaranteed by all of the Company’s current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) any subsidiary of ours that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation (the guarantor subsidiaries, together with FairPoint Communications and FairPoint Logistics, are collectively referred to as the “Financing Loan Parties”). The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions.

The Credit Agreement also provides for mandatory prepayments of outstanding balances on the Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances, and certain extraordinary cash receipts. Proceeds from such events may be reinvested by the Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test is performed to determine if excess cash flow, as defined in the Credit Agreement, was generated during the year. If the calculation indicates that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow is required to be prepaid against outstanding balances. Any mandatory prepayments are first applied to the Revolving Facility until repaid and then to the Term Loan.

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

Litigation Trust Agreement

On the Effective Date, the Company entered into the FairPoint Litigation Trust Agreement (the “Litigation Trust Agreement”) with Mark E. Holliday, as litigation trustee (the “Litigation Trustee”), and the official committee of unsecured creditors appointed in the Chapter 11 Cases, pursuant to which the Litigation Trust was established for the benefit of specified holders of allowed claims and for the pursuit of certain causes of action against Verizon arising in connection with the Agreement and Plan of Merger, dated as of January 15, 2007, by and among Verizon, Spinco and FairPoint Communications, as amended (the “Merger Agreement”). Pursuant to the Plan, the Company transferred such claims and causes of actions against Verizon related to the Merger Agreement to the Litigation Trust with title to such claims and causes of action being free and clear of all liens, charges, claims, encumbrances and interests except for the return to FairPoint Communications of any funds deposited in the Litigation Trust bank account. In addition, pursuant to the Plan, the Company transferred funds to the Litigation Trust to pay the reasonable costs and expenses associated with the administration of the Litigation Trust. Pursuant to the Litigation Trust Agreement, the Litigation Trustee may request additional funding for the Litigation Trust from the Company following the Effective Date; provided, that (i) any such additional funding will be subject to the approval of the New Board in its sole discretion, (ii) after giving effect to such additional funding, the Company’s cash on hand may not be less than $20.0 million (after taking into account the cash distributions to be made) and (iii) no proceeds of any borrowings under the Revolving Facility may be used to fund such additional funding. The Litigation Trustee may prosecute the transferred claims and causes of action against Verizon as described in and authorized by the Plan and the Litigation Trust Agreement, make timely and appropriate distributions to the beneficiaries of the Litigation Trust and otherwise carry out the provisions of the Litigation Trust Agreement. During June 2011, the money in the Litigation Trust account was distributed to the Litigation Trustee and is no longer held by the Company. On October 25, 2011, the Litigation Trust filed suit in the State of North Carolina Business Court against Verizon Communications and certain of its subsidiaries.

Long Term Incentive Plan and Success Bonus Plan

As contemplated by the Plan, on the Effective Date, the Company was deemed to have adopted the Long Term Incentive Plan and the Success Bonus Plan.

On the Effective Date, in accordance with the Plan, (i) certain of the Company’s employees and a consultant of the Company received (a) Success Bonuses of approximately $1.8 million in the aggregate pursuant to the terms of the Success Bonus Plan and/or (b) New Common Stock awards, consisting of restricted shares of New Common Stock and/or options to purchase shares of New Common Stock, pursuant to the terms of the Long Term Incentive Plan, and (ii) members of the New Board received restricted shares of New Common Stock and options to purchase New Common Stock pursuant to the terms of the Long Term Incentive Plan. The Success Bonuses were earned by the Company’s employees and were primarily based upon achieving certain performance measures. 3,134,603 shares of New Common Stock were reserved for awards under the Long Term Incentive Plan, of which stock options and restricted stock awards were granted to certain of the Company’s employees, a consultant of the Company, and members of the New Board on the Effective Date. Specifically, on the Effective Date, (a) 460,294 shares of stock were distributed to management-level and other employees and a consultant of the Company, with 120,000 restricted stock awards issued to the Company’s Chief Executive Officer, 34,000 restricted stock awards issued to the Company’s Chief Financial Officer, 161,800 restricted stock awards issued to other members of the Company’s senior management and 66,794 unrestricted stock awards issued to David L. Hauser, the Company’s former Chief Executive Officer, who was a consultant through the Effective Date, (b) 87,498 shares of restricted stock were awarded to the members of the New Board and (c) stock options were granted with an exercise price of $24.29 for the purchase of (1) 859,000 shares of New Common Stock by management-level and other employees, with 125,000 options to purchase New Common Stock granted to the Company’s Chief Executive Officer, 42,000 options to purchase New Common Stock granted to the Company’s Chief Financial Officer and 236,500 options to purchase New Common Stock granted to other members of the Company’s senior management and (2) 132,012 shares of New Common Stock by members of the New Board. Except for the unrestricted stock awarded to David L. Hauser, these stock option and restricted stock awards vested to the extent of 25% on the Effective Date, and the remainder of these awards is expected to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control, or (y) a termination of an award holder’s employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each full year of the award holder’s employment after the first year after the Effective Date) or due to the award holder’s death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment). Mr. Hauser’s stock was 100% vested on the Effective Date.

Regulatory Settlements

In connection with the Chapter 11 Cases, the Company negotiated with representatives of the state regulatory authorities in each of Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). The Company agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”) which were then approved by the regulatory authorities in these states.

Reporting Requirements

In connection with the Chapter 11 Cases, regardless of the Effective Date having occurred, the Company is required to continue to file quarterly operating reports with the Bankruptcy Court until the Chapter 11 Cases have all closed. Such reports have been and will be prepared according to the requirements of federal bankruptcy law and related rules. While these reports accurately provide then-current information required under the Bankruptcy Code, they are nonetheless unaudited, are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and certain of this financial information may be prepared on an unconsolidated basis. Accordingly, the Company believes that the substance and format of these reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the quarterly operating reports filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed by the Company with the SEC.

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

The accompanying consolidated financial statements have been prepared in accordance with the Reorganizations Topic of the ASC through the Effective Date. All pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of the allowable claims. Liabilities not subject to compromise are separately classified as current or noncurrent. The Company’s consolidated statements of operations for the twenty-four days ended January 24, 2011, the year ended December 31, 2010 and the sixty-six days ended December 31, 2009, include the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee related obligations such as accrued vacation and pension related benefits. As such, these obligations were excluded from liabilities subject to compromise as of December 31, 2010.

Upon the Effective Date, the Company adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which the Company’s reorganization value, which represented the fair value of the entity before considering liabilities and approximated the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which is subject to periodic evaluation for impairment and was determined to be entirely impaired at September 30, 2011. See note 3(n) for further details of the goodwill impairment. In addition to fresh start accounting, the Company’s post-emergence consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Accordingly, the Company’s post-emergence consolidated statements of financial position and consolidated statements of operations are not comparable in many respects to the Company’s consolidated statements of financial position and consolidated statements of operations for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

Reorganization Items

Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the consolidated statements of operations pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (amounts in thousands):

	Predecessor Company
	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
		2010	2009
Professional fees (a)	$(13,965)	$(59,870)	$(8,365)
Success bonus (b)	—	(1,111)	(689)
Non-cash allowed claim adjustments (c)	—	(977)	(43,964)
Cancellation of debt income (d)	1,351,057	20,838	—
Goodwill adjustment (e)	(351,931)	—	—
Intangible assets adjustment (e)	(30,381)	—	—
Property, plant and equipment adjustment (e)	(56,258)	—	—
Pension and post-retirement healthcare adjustment (e)	22,076	—	—
Other assets and liabilities adjustment (e)	(16,037)	—	—
Tax account adjustments (e)	4,313	—	—
Other (f)	(11,561)	—	—

Total reorganization items	$897,313	$(41,120)	$(53,018)

(a)	Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.
(b)	Success bonus represents charges incurred relating to the Success Bonus Plan in accordance with the plan of reorganization.

(c)	The carrying values of certain liabilities subject to compromise were adjusted to the value of the claim allowed by the Bankruptcy Court.
(d)	Net gains and losses associated with the settlement of liabilities subject to compromise, of which $1,351,055 was recognized on the Effective Date.
(e)	Revaluation of long lived assets and certain assets and liabilities upon adoption of fresh start accounting.
(f)	Includes expenses associated with the Long Term Incentive Plan, the Litigation Trust and the write off of the predecessor company’s long term incentive plan and director and officer policy.

Professional fees directly associated with the reorganization process that have been incurred after the Effective Date are included in operating expenses as Reorganization related expense in the consolidated statement of operations.

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

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to set the time within which proofs of claim must be filed in a Chapter 11 case. The Bankruptcy Court established March 18, 2010 at 5:00 p.m. Eastern Time (the “General Bar Date”) as the last date and time for all non-governmental entities to file a proof of claim against the Debtors and April 26, 2010 at 5:00 p.m. Eastern Time (the “Governmental Bar Date”, and together with the General Bar Date, the “Bar Dates”) as the last date and time for all governmental entities to file a proof of claim against the Company. Subject to certain exceptions, the Bar Dates apply to all claims against the Debtors that arose prior to the Petition Date. As further provided in the Plan and the Confirmation Order, March 25, 2011 was the last date and time for the filing of a claim for unpaid post-petition claims.

As of March 2, 2012, claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company, $3.6 billion of which have been settled and $1.1 billion of which have been disallowed by the Bankruptcy Court. Additionally, $10.0 million of these claims have been withdrawn by the respective creditors and $190.5 million of these claims remain open, pending settlement or objection, including $169.1 million of duplicative claims filed by one company and its affiliates. The Company expects the majority of these pending claims to be disallowed. In light of the Company’s emergence from bankruptcy on the Effective Date, the Company does not anticipate a significant number of new and amended claims to be filed in the future. The Company has identified claims that the Company believes should be disallowed by the Bankruptcy Court because they are duplicative, have been later amended or are overstated or for other reasons. The Company expects to either settle or file an objection to the remaining claims. Because of the duplicative claims, the amount of disallowed and settled claims may increase significantly in the future.

On the Effective Date, the Company distributed cash, entered into the Credit Agreement, and issued shares of New Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established a cash reserve to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Cash Claims Reserve”) of $82.8 million and reserved 72,754 shares of New Common Stock and Warrants to purchase 124,012 shares of New Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of New Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of March 2, 2012, has been decreased to $22.1 million. As of March 2, 2012, 69,194 shares of New Common Stock and Warrants to purchase 117,943 shares of New Common Stock remain to be distributed in satisfaction of pending claims.

Through the claims resolution process, differences in amounts scheduled by the Company and claims filed by creditors have been and are being investigated and resolved, including through the filing of objections with the Bankruptcy Court where appropriate. As a result of pending obligations, the claims resolution process will continue to take time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor is the exact recovery with respect to allowed claims presently known.

Fresh Start Accounting

Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, fresh start accounting principles were applied on the Effective Date pursuant to the provisions of the Reorganizations Topic of the ASC. The adoption of fresh start accounting resulted in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods will report the results of a new entity with no beginning retained earnings. All periods after the adoption of fresh start accounting and the Plan on the Effective Date are referred to as the Successor Company, whereas all periods preceding these applications are referred to as the Predecessor Company. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all Successor Company assets and liabilities were recorded at their estimated fair values upon the Effective Date and the Predecessor Company’s retained deficit and accumulated other comprehensive income were eliminated. Any presentation of the Successor Company represents the financial position and results of operations of the new reporting entity and is not comparable to prior periods.

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

In accordance with fresh start accounting, which incorporated the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC, the Company recorded the assets and non-interest bearing liabilities at fair value, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement health plans which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively. The Company also recorded the Successor Company debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the Successor Company. The enterprise value was dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. There can be no assurance that the projections will be achieved or that the assumptions will be realized.

The implementation of the Plan and the adoption of fresh start accounting in the Company’s consolidated balance sheet as of January 24, 2011 were as follows:

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Reorganized Consolidated Balance Sheet

As of January 24, 2011

(Unaudited)

(in thousands, except share data)

	Predecessor Company	Reorganization Adjustments (a)		Fresh Start Adjustments (b)		Successor Company
Assets
Current assets:
Cash	$101,703	(91,441)	(c)	—		$10,262
Restricted cash	2,386	82,764	(c)	—		85,150
Accounts receivable, net	129,308	—		—		129,308
Materials and supplies	24,776	—		(24,098)	(l)	678
Prepaid expenses	17,152	—		(2,347)		14,805
Other current assets	8,620	—		(4,247)		4,373
Deferred income tax, net	31,400	—		—		31,400

Total current assets	315,345	(8,677)		(30,692)		275,976

Property, plant and equipment, net	1,852,508	—		(28,838)	(f)(l)	1,823,670
Goodwill	595,120	—		(351,931)	(i)	243,189
Intangible assets, net	187,791	—		(30,381)	(g)	157,410
Prepaid pension asset	3,053	—		363	(h)	3,416
Debt issue costs, net	—	2,366	(d)	—		2,366
Restricted cash	1,678	—		—		1,678
Other assets	13,040	—		(3,874)	(l)	9,166

Total assets	$2,968,535	(6,311)		(445,353)		$2,516,871

Liabilities and Stockholders’ Equity (Deficit)
Liabilities not subject to compromise:
Current portion of long-term debt	$—	—		—		$—
Current portion of capital lease obligations	1,233	—		—		1,233
Accounts payable	98,674	(23,735)		—		74,939
Claims payable and estimated claims accrual	—	94,292	(c)	—		94,292
Other accrued liabilities	61,065	(1,800)	(c)	(4,457)	(h)	54,808

Total current liabilities	160,972	68,757		(4,457)		225,272

Capital lease obligations	3,831	—		—		3,831
Accrued pension obligation	93,033	—		(7,905)	(h)	85,128
Employee benefit obligations	346,853	—		(13,599)	(h)	333,254
Deferred income taxes	56,408	331,493	(j)	(40,124)	(j)	347,777
Unamortized investment tax credits	4,313	—		(4,313)	(j)	—
Other long-term liabilities	12,079	(2,094)	(c)	13,138		23,123
Long-term debt, net of current portion	—	1,000,000	(d)	—		1,000,000

Total long-term liabilities	516,517	1,329,399		(52,803)		1,793,113

Total liabilities not subject to compromise	677,489	1,398,156		(57,260)		2,018,385

Liabilities subject to compromise	2,910,952	(2,910,952)		—		—

Total liabilities	3,588,441	(1,512,796)		(57,260)		2,018,385

Stockholders’ equity (deficit):
Predecessor Company common stock	894	(894)		—		—
Additional paid-in capital, Predecessor Company	725,804	(725,804)		—		—
Successor Company common stock	—	257	(i)	—		257
Additional paid-in capital, Successor Company	—	498,229	(i)	—		498,229
Retained deficit	(1,134,293)	1,734,697	(e)	(600,404)	(k)	—
Accumulated other comprehensive loss	(212,311)	—		212,311		—

Total stockholders’ equity (deficit)	(619,906)	1,506,485		(388,093)		498,486

Total liabilities and stockholders’ equity (deficit)	$2,968,535	(6,311)		(445,353)		$2,516,871

(a)	Represents amounts recorded for the implementation of the Plan on the Effective Date. This included the settlement of liabilities subject to compromise, distributions of cash, authorization and partial distribution of shares of New Common Stock and Warrants, designation of restricted cash to satisfy allowed claims and the cancellation of predecessor Old Common Stock resulting in a pre-tax gain of approximately $1,351.0 million on extinguishment of obligations pursuant to the Plan and the related tax effects. The following reflects the calculation of the pre-tax gain (in thousands, unaudited):

Liabilities subject to compromise	$2,910,952
Less: Transfer to claims reserve	(66,893)

Remaining liabilities subject to compromise	2,844,059
Less: Issuance of debt and equity
New long-term debt	(1,000,000)
Successor common stock (at par value)	(251)
Successor additional paid-in capital	(476,403)
Successor warrants	(16,350)

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055

(b)	Represents the adjustments of assets and liabilities to fair value or other measurement in conjunction with adoption of fresh start accounting.
(c)	Records the Claims Reserve and the Cash Claims Reserve restricted for satisfaction of the reserve. The following reflects the components of the Claims Reserve (in thousands, unaudited):

Liabilities subject to compromise to be satisfied in cash	$66,893
Professional and restructuring fees	24,601
Other	9,894

Claims Reserve before emergence date payments	101,388

Less: Professional and restructuring fee payments	(7,096)

Claims Reserve at emergence	$94,292

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

(d)	Records the issuance of senior secured debt and related debt financing. Debt issuance costs of $2.4 million ($1.5 million paid in cash on the Effective Date) related to the Credit Agreement Loans were recorded in Debt issue costs, net and will be amortized over the terms of the respective agreements.
(e)	Reflects the cumulative impact of the reorganization adjustments (in thousands, unaudited):

Pre-tax gain from cancellation and satisfaction of predecessor debt	$1,351,055
Income tax impact	(331,495)
Other	(11,561)

Total impact on consolidated statement of operations	$1,007,999

Cancellation of predecessor common stock and additional paid-in capital	726,698

Total reorganization adjustments	$1,734,697

(f)	Reflects the fair values of property, plant and equipment in connection with fresh start accounting. Fair value estimates were based on the following valuation methods:

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

•

The trade name was valued based on the relief from royalty method which utilized projected revenue (excluding wholesale revenue), the royalty rate that would be charged by an asset licensor to an unrelated licensee and a discount rate.

(h)	An adjustment of $22.1 million (net) was recorded to measure the pension and other post-retirement employee benefit obligations as of the Effective Date. This adjustment primarily reflects the change in the weighted average discount rate applied to projected benefit obligations from the prior measurement date to the Effective Date. The weighted average discount rates applied to projected obligations changed as follows:

	January 24, 2011	December 31, 2010
Pension Discount Rate	5.75%	5.56%
Post-retirement Healthcare Discount Rate	5.84%	5.65%

(i)	Reconciliation of enterprise value to the reorganization value of FairPoint assets, determination of goodwill and reconciliation of reorganization value of FairPoint assets to the Successor Company equity (in thousands, unaudited):

Business Enterprise Value	$1,498,486
Plus: Non-debt liabilities	1,018,385

Reorganization Value of FairPoint Assets	$2,516,871
Fair value of FairPoint assets (excluding goodwill)	(2,273,682)

Reorganization Value in Excess of Fair Value (Goodwill)	$243,189

During the second quarter of 2011, the Company made a reclassification adjustment to Property, Plant and Equipment related to fresh start accounting, which reduced goodwill by $12.8 million to $243.2 million.

Reorganization Value of FairPoint Assets	$2,516,871
Less: Non-debt liabilities	(1,018,385)
Debt	(1,000,000)

New Common Stock ($257) and Additional Paid-in-Capital ($498,229)	$498,486

(j)	Reflects the re-measurement of the Company’s deferred tax assets and liabilities, unrecognized tax benefits and other tax related accounts as a result of implementing the plan of reorganization and fresh start accounting in accordance with accounting guidance.
(k)	Reflects the adjustment of assets and liabilities to fair value or other measurement as specified in accounting guidance related to business combinations as follows (in thousands, unaudited):

Elimination of predecessor goodwill	$595,120
Elimination of predecessor intangible assets	187,791
Property, plant and equipment adjustment	56,258
Successor unfavorable agreement liabilities	13,690
Successor intangible assets	(157,410)
Successor goodwill	(243,189)
Pension and post-retirement healthcare actuarial gain	(22,076)
Income tax impact	(40,124)
Other adjustments	(1,967)

Total impact on consolidated statement of operations	$388,093
Elimination of accumulated other comprehensive loss	212,311

Total fair value adjustments and elimination of predecessor accumulated other comprehensive loss	$600,404

(l)	In conjunction with fresh start accounting, management of the Successor Company changed its accounting policy to classify certain items relating to future use in capital projects with property, plant and equipment. As a result of this change in policy, management reclassified $24.1 million from materials and supplies and $3.3 million from other long-term assets to property, plant and equipment.

(3) Summary of Significant Accounting Policies

(a) Presentation and Use of Estimates

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

Examples of significant estimates include fresh start accounting, the allowance for doubtful accounts, revenue reserves, the recoverability of plant, property and equipment, valuation of intangible assets, pension and post-retirement healthcare plan assumptions and income taxes. In addition, estimates have been made in determining the amounts and classification of certain liabilities within liabilities subject to compromise and the Claims Reserve.

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

Revenues are determined on a bill-and-keep basis or a pooling basis. If on a bill-and-keep basis, the Company bills the charges to either the access provider or the end user and keeps the revenue. If the Company participates in a pooling environment (interstate or intrastate), the toll or access billed is contributed to a revenue pool. The revenue is then distributed to individual companies based on their company-specific revenue requirement. This distribution is based on individual state PUCs’ (intrastate) or the FCC’s (interstate) approved separation rules and rates of return. Distribution from these pools can change relative to changes made to expenses, plant investment or rate-of-return. Some companies participate in federal and certain state universal service programs that are pooling in nature but are regulated by rules separate from those described above. These rules vary by state. Revenues earned through the various pooling arrangements are initially recorded based on the Company’s estimates.

Long-distance retail and wholesale services can be recurring due to coverage under an unlimited calling plan or usage sensitive. In either case, they are billed in arrears and recognized when earned. Internet and broadband services revenues are substantially all recurring revenues and are billed one month in advance and deferred until earned.

As of December 31, 2011 and 2010, unearned revenue of $17.0 million and $15.3 million, respectively, were included in other accrued liabilities on the consolidated balance sheets.

The majority of the Company’s miscellaneous revenue is provided from billing and collection, late payment charges to end users and interexchange carriers, miscellaneous project revenues and directory services. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided. In 2011, the Company began billing for late payment fees to customers who have not paid their bills in a timely manner. Late fee revenue for residential and small business end user customers is recognized as it is billed while it is recognized for interexchange carriers as it is collected. The Company requires customers to pay for miscellaneous projects in advance. As of December 31, 2011 and 2010, $9.8 million and $4.6 million in customer deposits, respectively, were included in other accrued liabilities on the consolidated balance sheets. Once the miscellaneous project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayments refunded to the customer as appropriate.

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

(e) Restricted Cash

As of December 31, 2011, the Company had $22.9 million of restricted cash from which outstanding bankruptcy claims will be paid, $1.5 million of restricted cash for removal of dual poles in Vermont and $0.7 million of cash restricted for other purposes.

In total, the Company had $25.1 million of restricted cash at December 31, 2011 of which $24.4 million is shown in current assets and $0.7 million is shown as a non-current asset on the consolidated balance sheet.

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

The following is activity in the Company’s allowance for doubtful accounts receivable for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and years ended December 31, 2010 and 2009 (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year ended December 31,
			2010	2009
Balance, beginning of period	$—	$40,608	$58,358	$20,340
Provision charged to expense	18,344	3,454	20,525	48,402
Provision charged to other accounts (a)	(129)	(159)	(586)	(91)
Amounts written off, net of recoveries	(6,718)	(2,566)	(37,689)	(10,293)
Fresh start accounting adjustment	—	(41,337)	—	—

Balance, end of period	$11,497	$—	$40,608	$58,358

(a)	Provision charged to other accounts includes accruals charged to accounts payable for anticipated uncollectible charges on purchase of accounts receivable from others which were billed by the Company.

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

The Company sponsors pension and post-retirement healthcare plans for certain employees. Plan assets are held by third party trustees. The Company’s plans hold debt and equity securities for investment purposes. The value of these plan assets is dependent on the financial condition of those entities issuing the debt and equity securities. A significant decline in the fair value of plan assets could result in additional contributions to the plans by the Company in order to meet funding requirements under ERISA.

(h) Materials and Supplies

Prior to the Effective Date, materials and supplies included new and reusable supplies and network equipment, which were stated principally at average original cost, except where specific costs were used in the case of large individual items.

Materials and supplies of the Successor Company consist of finished goods and are stated at the lower of cost or market value. Cost is determined using either an average original cost or specific identification method of valuation.

(i) Property, Plant and Equipment

Prior to the Effective Date, property, plant and equipment was recorded at cost. Depreciation expense was principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, property and equipment less anticipated positive net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

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

Given the significant sustained decline in the Company’s stock price since the Effective Date which had caused the Company’s market capitalization to be below its book value, and both the September 30, 2011 impairment of goodwill and impairment of the FairPoint trade name, the Company determined that a possible impairment of long-lived assets was present as of September 30, 2011. See note 3(n) for further discussion of the September 30, 2011 impairment to goodwill and the FairPoint trade name. However, the Company concluded that at September 30, 2011 long-lived assets were recoverable based on the fact that the Company’s gross cash flows are greater than the carrying value.

As of December 31, 2011, the Company performed its routine review of impairment triggering events specified by the Property, Plant and Equipment Topic of the ASC and concluded that it does not believe a triggering event has occurred.

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

In addition, the Company capitalizes the interest cost associated with the period of time over which the Company’s internal use software is developed or obtained in accordance with the Interest Topic of the ASC. The Company did not capitalize interest costs incurred during the pendency of the Chapter 11 Cases, as payments on all interest obligations had been stayed as a result of the filing of the Chapter 11 Cases. Upon entry into the Credit Agreement on the Effective Date, the Company resumed capitalization of interest costs.

During the 341 days ended December 31, 2011 and the 24 days ended January 24, 2011, the Company capitalized $12.1 million and $1.3 million, respectively, in software costs and $0.2 million in interest costs for the 341 days ended December 31, 2011. No interest costs were capitalized for the 24 days ended January 24, 2011.

As of the years ended December 31, 2011 and 2010, the gross value and accumulated depreciation of the capitalized software was $107.0 million and $41.3 million, respectively, and $226.9 million and $106.7 million, respectively. During the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, amortization expense on the capitalized software was $41.3 million, $2.9 million, $43.0 million and $37.9 million, respectively, and is expected to be $45.5 million in 2012, $15.7 million in 2013, $1.5 million in 2014, $1.5 million in 2015 and $1.4 million in 2016, respectively.

Upon the Effective Date, a fresh start adjustment of $29.7 million was made to record capitalized software at its estimated fair value.

(l) Debt Issue Costs

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

On the Effective Date, the Company entered into the Credit Agreement. The Company incurred $2.4 million of debt issue costs associated with the Credit Agreement and began to amortize these costs over a weighted average life of 3.7 years using the effective interest method.

As of December 31, 2011 and 2010, the Company had capitalized debt issue costs of $1.8 million and $0.1 million, respectively, net of amortization.

(m) Advertising Costs

Advertising costs are expensed as they are incurred.

(n) Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2010, goodwill consisted of the difference between the purchase price incurred in the acquisition of Telecom Group (FairPoint Communications, Inc. exclusive of the local exchange business acquired from Verizon and its subsidiaries after giving effect to the Merger (the “Northern New England operations”)), using the purchase method of accounting and the fair value of net assets acquired. Upon the Effective Date, goodwill consists of the difference between the reorganization value of the predecessor company and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the ASC. In accordance with the Intangibles – Goodwill and Other Topic of the ASC, goodwill is not amortized, but is assessed for impairment at least annually. The Company performs its annual impairment test as of the first day of the fourth fiscal quarter of each year.

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

At September 30, 2011, as a result of the significant sustained decline in the Company’s stock price since the Effective Date, which had caused the Company’s market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the company proceeded to step two, as outlined above. Results of the impairment test required the Company to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge has no impact on the Company’s compliance with the covenants contained in the Credit Agreement.

The goodwill impairment falls within Level 3 of the fair value hierarchy (see note 18), due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, primarily using the income approach and specifically the discounted cash flow method.

Non-amortizable Intangible Assets

In accordance with the Intangibles – Goodwill and Other Topic of the ASC, non-amortizable intangible assets are assessed for impairment at least annually. The Company performs its annual impairment test as of the first day of the fourth fiscal quarter of each year and assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired.

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

The Company performed its 2010 annual non-amortizable intangible asset impairment assessment as of October 1, 2010 and concluded that there was no indication of impairment at that time. As of December 31, 2010, as a result of changes to the Company’s financial projections related to the Chapter 11 Cases, the Company determined that a possible impairment of its non-amortizable intangible assets was indicated. The Company performed an interim non-amortizable intangible asset impairment assessment as of December 31, 2010 and determined that the trade name was not impaired. At December 31, 2010, the Company’s trade name was recorded at $42.8 million.

On the Effective Date, the Company recorded a $58.0 million non-amortizable intangible asset related to the FairPoint trade name in connection with the Company’s adoption of fresh start accounting.

At September 30, 2011, as a result of the significant sustained decline in the Company’s stock price since the Effective Date which has caused the Company’s market capitalization to be below its book value, the Company determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim impairment test was necessary. Results of the impairment test required the Company to record an impairment charge totaling $18.8 million at September 30, 2011. Since this interim impairment test was performed on the last day of the 2011 third fiscal quarter, it effectively served as the Company’s 2011 annual non-amortizable intangible asset impairment test for the fiscal year. As of December 31, 2011, the Company performed its routine review of impairment triggering events specified by the Intangibles – Goodwill and Other Topic of the ASC and concluded that it did not believe a triggering event has occurred. At December 31, 2011, the Company’s trade name is recorded at $39.2 million.

The trade name impairment falls within Level 3 of the fair value hierarchy (see note 18), due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, using the relief from royalty method.

Amortizable Intangible Assets

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

(p) Stock-based Compensation Plans

The Company accounts for its stock-based compensation plans in accordance with the Compensation-Stock Compensation Topic of the ASC, which establishes accounting for stock-based awards granted in exchange for employee services. Accordingly, for employee awards which are expected to vest, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period, which generally begins on the date the award is granted through the date the award vests. Compensation expense associated with the stock-based compensation plans is included in other non cash items on the consolidated statement of cash flows.

(q) Employee Benefit Plans

The Company accounts for pensions and other post-retirement benefit plans in accordance with the Compensation-Retirement Benefits Topic of the ASC. This Topic requires the recognition of a post-retirement benefit plan’s funded status as either an asset or liability on the balance sheet. This Topic also requires the immediate recognition of the unrecognized actuarial gains and losses and prior service costs and credits that arise during the period as a component of other accumulated comprehensive income, net of applicable income taxes. Amounts recognized through accumulated comprehensive income are amortized into current income in accordance with the Compensation-Retirement Benefits Topic of the ASC. Additionally, a company must determine the fair value of plan assets as of the company’s year end.

(r) Business Segments

Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one business segment as defined in the Segment Reporting Topic of the ASC. The Company’s services consists of retail and wholesale telecommunications services, including voice and HSD in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(s) Other Long-Term Liabilities

On the Effective Date, the Company recorded $13.0 million in unfavorable union contracts and $0.7 million in unfavorable leasehold agreements, each of which resulted from agreements with contract rates in excess of market value rates as of the Effective Date. Amortization is recognized on a straight-line basis over the remaining term of the agreements, ranging from 1 to 7 years, as a reduction of employee expense and rent expense within operating expenses.

(4) Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The Company does not expect this amendment to the ASC to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this amendment to the ASC to have a material impact on its consolidated financial statements.

On January 1, 2011, the Company adopted ASU 2010-28 regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This ASU modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the previously existing guidance, which required that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010. The adoption of this amendment to the ASC did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13 regarding revenue recognition for multiple deliverable arrangements. This method allows a vendor to allocate revenue in an arrangement using its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists. Accordingly, the residual method of revenue allocation will no longer be permissible. This ASU must be adopted no later than the beginning of the first fiscal year beginning on or after June 15, 2010. The adoption of this amendment to the ASC did not have a material impact on the Company’s consolidated financial statements.

(5) Dividends

The Company currently does not pay a dividend on the New Common Stock and does not expect to reinstate the payment of dividends in the foreseeable future.

(6) Goodwill and Other Intangible Assets

Goodwill

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

At September 30, 2011, as a result of the significant sustained decline in the Company’s stock price since the Effective Date, which had caused the Company’s market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the company proceeded to step two, as outlined above. Results of the impairment test required the Company to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge has no impact on the Company’s compliance with the covenants contained in the Credit Agreement.

Other Intangible Assets

In connection with the Company’s adoption of fresh start accounting on the Effective Date, intangible assets and related accumulated amortization of the Predecessor Company were eliminated. Intangible assets of the Successor Company were identified and valued at their fair value, as determined by valuation specialists. The Company’s intangible assets are as follows (in thousands):

	Successor Company	Predecessor Company
	At December 31, 2011	At December 31, 2010
Customer lists (weighted average 9.0 years and 9.7 years for Successor Company and Predecessor Company, respectively):
Gross carrying amount	$99,000	$208,504
Less accumulated amortization	(10,290)	(62,073)

Net customer lists	88,710	146,431

Trade name (indefinite life):
Gross carrying amount	58,000	42,816
Less impairment charge	(18,831)	—

Adjusted carrying amount	39,169	42,816

Favorable leasehold agreements (weighted average 2.7 years):
Gross carrying amount	410	—
Less accumulated amortization	(144)	—

Net favorable leasehold agreements	266	—

Total intangible assets, net (weighted average 8.9 years and 9.7 years for Successor Company and Predecessor Company, respectively)	$128,145	$189,247

See notes 3(j) and 3(n) for more information on the intangible assets impairment assessments.

Amortization expense was $10.4 million, $1.5 million, $22.6 million and $22.6 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively, and is expected to be approximately $11.2 million in 2012, $11.1 million in 2013 and $11.0 million in 2014, 2015 and 2016, respectively.

(7) Property, Plant and Equipment

A summary of property, plant and equipment is shown below (in thousands):

		Successor Company	Predecessor Company
	Estimated life	December 31, 2011	December 31, 2010
	(in years)
Land	—	$37,659	$23,880
Buildings and leasehold improvements	2 – 45	186,941	328,822
Central office equipment	5 – 11	452,639	2,467,286
Outside communications plant	15 – 50	1,002,422	3,009,886
Furniture, vehicles and other work equipment	3 – 15	150,373	350,242
Plant under construction	—	102,872	50,619
Other	—	10,649	43,877

Total property, plant and equipment		1,943,555	6,274,612
Accumulated depreciation		(280,490)	(4,414,912)

Net property, plant and equipment		$1,663,065	$1,859,700

Depreciation expense, excluding amortization of intangible assets, for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010, and 2009 was $326.5 million, $20.1 million, $267.3 million and $252.7 million, respectively. Depreciation expense includes amortization of assets recorded under capital leases.

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

As of December 31, 2011, the Company was not party to any interest rate swap agreements since the current variable to fixed swap market rates were substantially below the LIBOR floor contained in the Credit Agreement.

As of December 31, 2010 and 2009, the Company was party to interest rate swap agreements under the ISDA Master Agreement with Wachovia Bank, N.A., dated as of December 12, 2000, as amended and restated as of February 1, 2008, and the ISDA Master Agreement with Morgan Stanley Capital Services Inc., dated as of February 1, 2005 (collectively, the “Swaps”) which effectively changed the variable rate on the debt obligations to a fixed rate. Under the terms of the Swaps, the Company was required to make a payment if the variable rate was below the fixed rate, or it received a payment if the variable rate was above the fixed rate. At December 31, 2010 and 2009, the carrying value of the Swaps was a net liability of approximately $98.8 million, all of which was included in liabilities subject to compromise as a result of the filing of the Chapter 11 Cases. The Company recognized no gain or loss on derivative instruments on the consolidated statement of operations during the year ended December 31, 2010. The Company recognized a $12.3 million gain on derivative instruments as a result of changes in the fair value of the Swaps during the year ended December 31, 2009. In addition, during the year ended December 31, 2009, the Company recognized a loss of approximately $10.3 million through reorganization items related to the termination of the swaps as a result of the event of default due to failure to make payments of $14.0 million due under the Swaps on September 30, 2009 and lack of compliance with the interest coverage ratio maintenance covenant and the leverage ratio maintenance covenant at June 30, 2009. The $98.8 million carrying value of the Swaps represented the termination value of the Swaps as determined by the respective counterparties following the filing of the Chapter 11 Cases. The Swaps were terminated on the Effective Date.

The Company had determined that the Swaps did not meet the criteria for hedge accounting. Therefore, changes in fair value of the Swaps were recorded as other income (expense) on the consolidated statement of operations. Following the filing of the Chapter 11 Cases, the Swaps retained their termination value and no gain or loss on derivative instruments was recorded to the consolidated statement of operations.

(9) Long-term Debt

Long-term debt for the Company at December 31, 2011 and 2010 is shown below (in thousands):

	Successor Company	Predecessor Company
	December 31, 2011	December 31, 2010
Senior secured credit facility, variable rates ranging from 6.75% to 7.00% (weighted average rate of 6.94%) at December 31, 2010, due 2014 to 2015	$—	$1,970,963
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at December 31, 2011, due 2016	1,000,000	—
Senior notes, 13.125%, due 2018	—	549,996

Total outstanding long-term debt	1,000,000	2,520,959
Less amounts subject to compromise	—	(2,520,959)

Total long-term debt, net of amounts subject to compromise	$1,000,000	$—
Less current portion	(10,000)	—

Total long-term debt, net of current portion	$990,000	$—

The estimated fair value of the Company’s long-term debt at December 31, 2011 and 2010 was approximately $795.0 million and $1,539.7 million respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates.

As of December 31, 2011, the Company had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under the Revolving Facility.

As a result of the filing of the Chapter 11 Cases (see note 2), all pre-petition debts owed by the Company under the Pre-Petition Credit Facility and the Pre-Petition Notes were classified as liabilities subject to compromise in the consolidated balance sheet as of December 31, 2010.

Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrue interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million, $72.2 million and $13.4 million, respectively, of interest on unsecured debts, at the stated contractual rates, was not accrued during the 24 days ended January 24, 2011, the year ended December 31, 2010 and the sixty-six days ended December 31, 2009. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim per the Plan.

All pre-petition debt was terminated on the Effective Date.

The approximate aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2011 are as follows (in thousands):

Year ending December 31,	Successor Company
2012	$10,000
2013	10,000
2014	25,000
2015	37,500
2016	917,500
Thereafter	—

$1,000,000

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement Loans. On the Effective Date, the Company paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum, which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due on the Maturity Date; provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Term Loan being due and payable on the Maturity Date.

The Credit Agreement Loans are guaranteed by all of the Financing Loan Parties. The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of December 31, 2011, the Borrowers were in compliance with all covenants under the Credit Agreement.

The Credit Agreement also provides for mandatory prepayments of outstanding balances on the Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances, and certain extraordinary cash receipts. Proceeds from such events may be reinvested by the Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test is performed to determine if excess cash flow, as defined in the Credit Agreement, was generated during the year. If the calculation indicates that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow is required to be prepaid against outstanding balances. Any mandatory prepayments are first applied to the Revolving Facility until repaid and then to the Term Loan.

Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Revolving Facility.

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

The DIP Credit Agreement was terminated on the Effective Date. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Credit Agreement on the Effective Date.

(10) Employee Benefit Plans

The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of our Northern New England operations from Verizon. One pension plan and one post-retirement healthcare plan cover non-represented employees and both are frozen, therefore no new benefits are being earned by participants nor are new participants becoming eligible for benefits. Participants in the pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee’s age and years of service. The Company makes contributions to the pension plans in amounts sufficient to meet minimum ERISA funding requirements. Payments of benefits under the post-retirement healthcare plans are funded by the Company as benefits are paid.

Annually, the Company remeasures the net liabilities of its pension and other post-retirement healthcare benefits, in accordance with the Compensation—Retirement Benefits Topic of the ASC. These remeasurements were based on a weighted average discount rate of approximately 4.65% and 5.61%, respectively, as well as certain other valuation assumption modifications. In addition, in conjunction with fresh start accounting, the Company remeasured the net liabilities of its pension and other post-retirement healthcare benefits as of the Effective Date using a weighted average discount rate of approximately 5.80%. See note 2.

Obligations and funded status

A summary of plan assets, projected benefit obligation and funded status of the plans are as follows for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the year ended December 31, 2010 (in thousands):

	Qualified Pension Plans
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010
Fair value of plan assets:
Beginning fair value of plan assets	$177,555	$176,474	$162,604
Actual return on plan assets	1,786	1,119	18,180
Plan settlements	(5,661)	—	—
Employer contributions	6,788	—	—
Benefits paid	(20,175)	(38)	(4,310)

Ending fair value of plan assets	160,293	177,555	176,474

Projected benefit obligation:
Beginning projected benefit obligation	$259,267	$265,760	$205,234
Service cost	11,885	849	11,187
Interest cost	12,882	934	12,963
Plan curtailments	(4,701)	—	—
Plan settlements	(5,661)	—	—
Benefits paid	(20,175)	(38)	(4,310)
Actuarial loss (gain)	64,757	(8,238)	40,686

Ending projected benefit obligation	318,254	259,267	265,760

Plan assets less than projected benefit obligation	$(157,961)	$(81,712)	$(89,286)

Accumulated benefit obligation	$283,353	$259,200	265,688

Amounts recognized in the consolidated balance sheets:
Non-current assets	$—	$3,416	$2,960
Current liabilities	—	—	—
Non-current liabilities	(157,961)	(85,128)	(92,246)

Net amount recognized	$(157,961)	$(81,712)	$(89,286)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$—	$(17,043)	$(17,141)
Net actuarial loss	(70,861)	(109,228)	(117,749)

Net amount recognized in accumulated other comprehensive loss	$(70,861)	$(126,271)	$(134,890)

	Post-retirement Healthcare
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011		Year Ended December 31, 2010
Fair value of plan assets:
Beginning fair value of plan assets	$215		$214	$—
Actual return on plan assets	(8)		1	(1)
Plan settlements	—		—	—
Employer contributions	2,601		182	1,735
Benefits paid	(1,847)		(182)	(1,520)

Ending fair value of plan assets	961		215	214

Projected benefit obligation:
Beginning projected benefit obligation	$333,301		$344,901	$260,330
Service cost	18,944		1,167	14,321
Interest cost	19,859		1,252	16,347
Plan curtailments	(1,812)		—	—
Plan settlements	—		—	—
Benefits paid	(1,847)		(182)	(1,520)
Actuarial loss (gain)	164,736		(13,837)	55,423

Ending projected benefit obligation	533,181		333,301	344,901

Plan assets less than projected benefit obligation	$(532,220)		$(333,086)	$(344,687)

Accumulated benefit obligation	$ N/A	$	N/A	N/A

Amounts recognized in the consolidated balance sheets:
Non-current assets	$—		$—	$—
Current liabilities	(3,777)		(2,305)	(2,515)
Non-current liabilities	(528,443)		(330,781)	(342,172)

Net amount recognized	$(532,220)		$(333,086)	$(344,687)

Amounts recognized in accumulated other comprehensive income (loss):
Prior service cost	$—		$(29,150)	$(29,426)
Net actuarial loss	(161,718)		(113,455)	(127,660)

Net amount recognized in accumulated other comprehensive loss	$(161,718)		$(142,605)	$(157,086)

The determination of the net liability and the net periodic benefit cost recognized for the qualified pension plans and post-retirement healthcare plans by the Company are, in part, based on assumptions made by management. These assumptions include, among others, the discount rate applied to estimated future cash flows of the plans, the expected return on assets held by the plan, certain demographic characteristics of the participants such as expected retirement and mortality dates and future inflation in healthcare costs. Certain assumptions, which include, among others, assumptions regarding future benefit increases and increases in the amount of post-retirement healthcare expenditures to be paid by the Company, reflect the Company’s past practice of providing such increases to participants and therefore are considered a substantive plan under the Compensation-Retirement Benefits Topic of the ASC.

During the three months ended March 31, 2010, $33.3 million was transferred from Verizon’s qualified pension plans’ trusts to the Company’s pension plan trust. As of December 31, 2009, a disputed amount was pending final validation by a third-party actuary of the census information and related actuarial calculations in accordance with relevant statutory and regulatory guidelines and the Employee Matters Agreement, dated January 15, 2007 between Verizon and the Company (the “Employee Matters Agreement”). The disputed amount was not included in the Company’s pension plan assets at December 31, 2009. By letter dated July 29, 2010, the third-party actuary appointed to perform the review and validation determined that an additional $2.5 million, adjusted for gains or losses since the date of the original transfer, should be transferred from Verizon’s qualified pension plans’ trusts to the Company’s pension plan trust for represented employees. This transfer was received in the amount of $2.4 million on September 1, 2010, at which time the Company’s net pension obligation was decreased by this amount.

The plans’ portfolio strategy emphasizes a long-term equity orientation, global diversification and financial and operating risk controls. The plans’ diversification seeks to minimize the concentration of risk. Assets are allocated according to long-term risk and return estimates. Both active and passive management approaches are used depending on perceived market efficiencies and various other factors.

The fair values for the pension plans by asset category at December 31, 2011 are as follows:

Successor Company (In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$11,002	$11,002	$—	$—
Equity securities	61,922	44,746	17,176	—
Fixed income securities	65,009	31,347	33,662	—
Hedge funds	22,360	—	—	22,360

Total	$160,293	$87,095	$50,838	$22,360

The fair values for the pension plans by asset category at January 24, 2011 were as follows:

Successor Company (In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$4,814	$4,814	$—	$—
Equity securities	87,031	55,980	31,051	—
Fixed income securities	63,603	21,881	41,722	—
Hedge funds	22,107	—	—	22,107

Total	$177,555	$82,675	$72,773	$22,107

The fair values for the pension plans by asset category at December 31, 2010 were as follows:

Predecessor Company (In thousands)	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5,111	$5,111	$—	$—
Equity securities	85,886	85,886	—	—
Fixed income securities	63,546	21,823	41,723	—
Hedge funds	21,931	—	—	21,931

Total	$176,474	112,820	41,723	21,931

A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable (Level 3) inputs for the year ended December 31, 2010, the 24 days ended January 24, 2011 and the 341 days ended December 31, 2011 is as follows (in thousands):

	Hedge Funds	Funds Receivable from Verizon	Other Assets	Total
Balance at December 31, 2009 (Predecessor Company)	$14,202	$33,553	$2,263	$50,018
Actual gain (loss) on plan assets held	(171)	—	68	(103)
Actual gain (loss) on plan assets sold during the period	—	—	—	—
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	7,900	(33,553)	(2,331)	(27,984)

Balance at December 31, 2010 (Predecessor Company)	$21,931	$—	$—	$21,931
Actual gain (loss) on plan assets held	176	—	—	176
Actual gain (loss) on plan assets sold during the period	—	—	—	—
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at January 24, 2011 (Predecessor Company)	22,107	—	—	22,107
Actual gain (loss) on plan assets held	253	—	—	253
Actual gain (loss) on plan assets sold during the period	—	—	—	—
Purchases and sales	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Balance at December 31, 2011 (Successor Company)	$22,360	—	—	22,360

Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy.

Equity securities include direct holdings of equity securities and units held of mutual funds that invest in equity securities of domestic and international corporations in a variety of industry sectors. The direct holdings and units held in publicly traded mutual funds are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values for units held in mutual funds that invest in equity securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy.

Fixed income securities are investments in mutual funds that invest in corporate bonds and other debt instruments. Units held in publicly traded mutual funds that invest in fixed income securities are valued using quoted market prices and are classified within Level 1 of the fair value hierarchy. Fair values of mutual funds that invest in fixed income securities that are not publicly traded are based on observable prices and are classified within Level 2 of the fair value hierarchy.

Hedge funds seek to maximize absolute returns using a broad range of strategies to enhance returns and provide diversification. The fair values of hedge funds are estimated using net asset value per share of the investments. The Company has the ability to redeem these investments at NAV on a limited basis, and thus has classified hedge funds within Level 3 of the fair value hierarchy.

The plan assets for the postretirement healthcare plans are invested in short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices, and thus classified within Level 1 of the fair value hierarchy.

Net periodic benefit cost

Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009 are presented below (in thousands).

	Qualified Pension Plans
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days ended December 31, 2011	Twenty-Four Days ended January 24, 2011	Year ended December 31,
			2010	2009
Service cost	$11,885	$849	$11,187	$10,923
Interest cost	12,882	934	12,963	13,269
Expected return on plan assets	(13,303)	(1,089)	(16,664)	(20,575)
Amortization of prior service cost	—	98	1,524	1,452
Amortization of actuarial loss	—	283	2,087	813
Settlement loss	712	—	—	18,420

Net periodic benefit cost	$12,176	$1,075	$11,097	$24,302

	Post-retirement Healthcare
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days ended December 31, 2011	Twenty-Four Days ended January 24, 2011	Year ended December 31,
			2010	2009
Service cost	$18,944	$1,167	$14,321	$13,020
Interest cost	19,859	1,252	16,347	13,889
Expected return on plan assets	(13)	(1)	(3)	—
Amortization of prior service cost	—	276	4,289	4,293
Amortization of actuarial loss	303	368	3,474	3,487
Curtailment loss	925	—	—	—

Net periodic benefit cost	$40,018	$3,062	$38,428	$34,689

Other pre-tax changes in plan assets and benefit obligations recognized in other comprehensive (income) loss are as follows for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009 (in thousands):

	Qualified Pension Plans
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days ended December 31, 2011	Twenty-Four Days ended January 24, 2011	Year ended December 31,
			2010	2009
Amounts recognized in other comprehensive income (loss):
New prior service cost	$—	$—	$—	$—
Net loss arising during the period	71,573	—	39,170	920
Amortization or curtailment of prior service cost	—	(98)	(1,524)	(1,452)
Amortization or settlement recognition of net loss	(712)	(8,550)	(2,087)	(19,233)

Total amount recognized in other comprehensive income (loss)	$70,861	$(8,648)	$35,559	$(19,765)

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) in the next fiscal year:
Prior service cost	$—	$—	$(126)	$(1,524)
Net actuarial loss	(2,069)	—	(365)	(1,115)

Total amount estimated to be amortized from accumulated other comprehensive income (loss) in the next fiscal year	$(2,069)	$—	$(491)	$(2,639)

	Post-retirement Healthcare
	Successor Company	Predecessor Company
	Three Hundred Forty-One Days ended December 31, 2011	Twenty-Four Days ended January 24, 2011	Year ended December 31,
			2010	2009
Amounts recognized in other comprehensive income (loss):
New prior service cost	$—	$—	$—	$—
Net loss arising during the period	162,021	—	55,427	12,524
Amortization or curtailment of prior service cost	—	(276)	(4,289)	(4,293)
Amortization or settlement recognition of net loss	(303)	(14,176)	(3,474)	(3,487)

Total amount recognized in other comprehensive income (loss)	$161,718	$(14,452)	$47,664	$4,744

Estimated amounts that will be amortized from accumulated other comprehensive income (loss) in the next fiscal year:
Prior service cost	$—	$—	$(357)	$(4,290)
Net actuarial loss	(6,727)	—	(475)	(3,110)

Total amount estimated to be amortized from accumulated other comprehensive income (loss) in the next fiscal year	$(6,727)	$—	$(832)	$(7,400)

The Company contributed $6.8 million to its qualified pension plans and $0.8 million to its post-retirement healthcare plans in 2011. In addition, the Company made $1.8 million in post-retirement healthcare plan expenditures in 2011. The Company’s pension plan funding requirements are based on the Pension Protection Act of 2006 (the “PPA”) and subsequent funding relief passed by Congress and regulations published by the IRS. Contributions to the post-retirement healthcare plans are required as the result of a regulatory settlement with the New Hampshire Public Utilities Commission (“NHPUC”).

During the years ended December 31, 2010 and 2009, the Company did not make a contribution to the qualified pension plans, but did incur $1.5 million and $0.4 million, respectively, in post-retirement healthcare plan expenditures. In 2012, the Company expects to make contributions of $19.8 million and $5.5 million to its qualified pension plans and post-retirement healthcare plans, respectively.

Assumptions

The weighted average assumptions used in determining projected benefit obligations are as follows:

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31, 2010
Qualified Pension
Discount rate	4.63%	5.75%	5.56%
Rate of future increases in compensation (a)	3.00%	3.00%	3.00%

Post-retirement Healthcare
Discount rate	4.66%	5.85%	5.65%
Rate of future increases in compensation (a)	4.00%	4.00%	4.00%

(a)	Assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

The weighted average assumptions used in determining net periodic cost are as follows:

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year ended December 31,
			2010	2009
Qualified Pension
Discount rate	5.75%	5.56%	6.00%	5.94%
Expected return on plan assets	8.32%	8.32%	8.32%	8.32%
Rate of compensation increase (a)	3.00%	3.00%	4.00%	4.00%

Post-retirement Healthcare
Discount rate	5.85%	5.65%	6.13%	5.95%
Rate of compensation increase (a)	4.00%	4.00%	4.00%	4.00%
Healthcare cost trend rate assumed for participants under 65 next year	8.40%	7.50%	7.70%	8.00%
Healthcare cost trend rate assumed for participants over 65 next year	8.40%	7.90%	8.20%	8.50%
Rate that the cost trend rates ultimately declines to	4.50%	4.00%	4.00%	4.00%
Year that the rates reach the terminal rate	2030	2029	2029	2029

(a)	Assumption only applies to the plans for represented employees as plans for non-represented employees are frozen.

In developing the expected long-term rate-of-return assumption, the Company evaluated historical investment performance and input from its investment advisors. Projected returns by such advisors were based on broad equity and bond indices. The expected long-term rate-of-return on qualified pension plan assets is based on target allocations of 20% equity and 80% fixed income securities for the non-represented employees plan and 70% equity and 30% fixed income securities for the represented employees plan. The asset allocation at December 31, 2011 (Successor Company) for the Company’s qualified pension plan assets was as follows:

	Non-Represented Employees Plan	Represented Employees Plan	Total Qualified Pension Plans
Cash and cash equivalents (b)	1.4%	7.6%	6.1%
Equity securities	22.9%	63.1%	53.4%
Fixed income securities	75.7%	29.3%	40.5%

	100.0%	100.0%	100.0%

(b)	Cash and cash equivalents includes only those amounts that are held in the respective plans’ trusts as cash and cash equivalent instruments. Amounts pending purchase or settlement of equity or fixed income securities are classified within equity securities or fixed income securities, as appropriate.

For the years ended December 31, 2011 and 2010, the actual return on the pension plan assets was approximately 1.6% and 11.2%, respectively. Net periodic benefit cost for 2011 assumes a weighted average annualized expected return on plan assets of approximately 8.3%. For 2012, the weighted average annualized expected return on plan assets is approximately 7.52%. Should the Company’s actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its pension plans.

A 1% change in the medical trend rate assumed for post-retirement healthcare benefits at December 31, 2011 (Successor Company) would have the following effects (in thousands):

Post-retirement Healthcare
1% increase in the medical trend rate:
Effect on total service cost and interest cost components	$10,096
Effect on benefit obligation	$134,067

1% decrease in the medical trend rate:
Effect on total service cost and interest cost components	$(7,611)
Effect on benefit obligation	$(101,149)

The impact of the Medicare Drug Act of 2003 subsidy on the post-retirement healthcare benefits at December 31, 2011 (Successor Company) is as follows (in thousands):

Post-retirement Healthcare
Change in projected benefit obligation	$32,603

Change in each component of net periodic cost:
Service cost	$(1,145)
Interest cost	(1,170)
Amortization of loss	26
Curtailment gain	(1)

Total change in net periodic cost	$(2,290)

Estimated future benefit payments

Estimated future employer contributions, benefit payments and Medicare prescription drug subsidies expected to offset the future post-retirement healthcare benefit payments as of December 31, 2011 (Successor Company) are as follows (in thousands):

	Qualified Pension Plans	Post-retirement Healthcare
Expected employer contributions for 2012	$19,842	$5,458

Expected benefit payments:
2012	$3,618	$4,738
2013	14,657	5,739
2014	16,548	6,594
2015	5,174	7,900
2016	7,087	9,438
2017-2021	60,206	73,988

Expected subsidy:
2012		$25
2013		37
2014		55
2015		84
2016		121
2017-2021		1,767

401(k) savings plans

The Company and its subsidiaries sponsor four voluntary 401(k) savings plans that, in the aggregate, cover all eligible Telecom Group employees, and two voluntary 401(k) savings plans that, in the aggregate, cover all eligible Northern New England operations employees (collectively, “the 401(k) Plans”). Each 401(k) Plan year, the Company contributes to the 401(k) Plans an amount of matching contributions determined by the Company at its discretion for management employees and based on collective bargaining agreements for all other employees. For the 401(k) Plan years ended December 31, 2011, 2010 and 2009, the Company generally matched 100% of each employee’s contribution up to 5% of compensation. Total Company contributions to all 401(k) Plans were $9.8 million, $0.7 million, $10.4 million, and $9.8 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively.

(11) Income Taxes

Income tax benefit (expense) for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009 consists of the following components (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009
Current:
Federal	$913	$—	$—	$—
State and local	160	(21)	(732)	(240)

Total current income tax (expense) benefit	1,073	(21)	(732)	(240)

Investment tax credits	—	—	478	532
Deferred:
Federal	49,001	(247,844)	3,246	69,704
State and local	3,202	(32,024)	4,669	9,018

Total deferred income tax benefit (expense)	52,203	(279,868)	7,915	78,722

Total income tax benefit (expense)	$53,276	$(279,889)	$7,661	$79,014

Total income tax (expense) benefit was different than that computed by applying U.S. Federal income tax rates to (loss) income before income taxes for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009.

For the 341 day period ended December 31, 2011, the Successor Company’s effective tax benefit rate on $468.2 million of pre-tax loss was 11.4%. The rate differs from the 35% federal statutory rate primarily due to an impairment charge reducing the carrying value of the Company’s goodwill to zero and an increase in the Company’s valuation allowance.

For the 24 day period ended January 24, 2011, the Predecessor Company’s effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.

The effective tax rate for the year ended December 31, 2010 was a 2.6% benefit. The effective tax rate was impacted by a one-time, non-cash income tax charge of $6.8 million during the first quarter of 2010, as a result of the enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, both of which became law in March 2010 (collectively, the “Health Care Act”). The effective tax rate for the year ended December 31, 2010 was also impacted by non-deductible restructuring charges and post-petition interest, as well as a significant increase in the Company’s valuation allowance for deferred tax assets due to its inability, by rule, to rely on future earnings to offset its NOLs during the Chapter 11 Cases.

The effective tax rate for the year ended December 31, 2009 was a 24.7% benefit. The effective tax rate was impacted by non-deductible restructuring charges and post-petition interest, as well as an increase in the Company’s valuation allowance due to its inability, by rule, to rely on future earnings.

A reconciliation of the Company’s statutory tax rate to its effective tax rate is presented below (in percentages):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009
Statutory Federal income tax (benefit) rate	(35.0)%	35.0%	(35.0)%	(35.0)%
State income tax (benefit) expense, net of Federal income tax expense	(4.0)	4.3	(2.9)	(2.9)
Post-petition interest	—	0.4	16.6	2.7
Goodwill impairment	16.2	13.7	—	—
Non-taxable debt cancellation income	(9.3)	(12.3)	—	—
Investment tax credits	—	—	(0.2)	(0.1)
Restructuring charges	0.3	0.3	2.6	1.3
Medicare subsidy impact of law change	—	—	2.4	—
Other, net	1.2	(0.2)	(0.1)	0.8
Valuation allowance	19.2	(8.9)	14.0	8.5

Effective income tax (benefit) rate	(11.4)%	32.3%	(2.6)%	(24.7)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2011 and 2010 are presented below (in thousands):

	Successor Company	Predecessor Company
	2011	2010
Deferred tax assets:
Federal and state tax loss carryforwards	$77,765	$230,398
Employee benefits	282,868	179,904
Allowance for doubtful accounts	16,045	16,288
Investment tax credits	—	1,729
Alternative minimum tax and other state credits	4,144	7,315
Basis in interest rate swaps	—	7,087
Bond issuance costs	—	10,980
Service quality rebate reserve	3,002	8,333
Other, net	19,006	15,008

Total gross deferred tax assets	402,830	477,042
Deferred tax liabilities:
Property, plant, and equipment	407,944	319,244
Goodwill and other intangible assets	38,235	81,165
Other, net	11,230	7,060

Total gross deferred tax liabilities	457,409	407,469

Net deferred tax (liabilities) assets before valuation allowance	(54,579)	69,573
Valuation allowance	(172,875)	(105,554)

Net deferred tax liabilities	$(227,454)	$(35,981)

At December 31, 2011, the Company had gross federal NOL carryforwards of $199.0 million after taking into consideration the estimated NOL tax attribute reduction of $562.6 million resulting from the Company’s discharge of indebtedness upon emergence from bankruptcy in 2011. The Company’s remaining federal NOL carryforwards will expire from 2021 to 2031. At December 31, 2011, the Company had a net, after attribute reduction, state NOL deferred tax asset of $11.4 million. At December 31, 2011, the Company had no alternative minimum tax credits. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from the Chapter 11 Cases also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. It is the Company’s belief that it can use the NOLs even with these restrictions in place.

During the 24 days ended January 24, 2011 the Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no additional income from the discharge of indebtedness for the 341 days ended December 31, 2011, however the Company did recognize additional tax benefits due to a change in the amount of its deferred tax liability related to a tax attribute reduction front the discharge of indebtedness. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. We have not finalized our assessment of the tax effects of the bankruptcy emergence and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.

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

At December 31, 2011 and 2010, the Company established a valuation allowance of $172.9 million and $105.6 million, respectively, against its deferred tax assets which consist of a $144.9 million and $85.1 million Federal allowance, respectively, and a $28.0 million and $20.5 million state allowance, respectively. During 2011, approximately $54.3 million of the increase in the Company’s valuation allowance was allocated to accumulated other comprehensive loss in the consolidated balance sheet.

The Income Taxes Topic of the ASC requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The unrecognized tax benefits under the Income Taxes Topic of the ASC are similar to the income tax reserves reflected prior to adoption under SFAS No. 5, Accounting for Contingencies, whereby reserves were established for probable loss contingencies that could be reasonably estimated. The adoption of the uncertainties in income tax positions provisions of the Income Taxes Topic of the ASC (formerly FIN 48) did not have a material impact on the Company’s financial position or results of operations. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $2.9 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2009 (Predecessor Company)	$5,375

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	—
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2010 (Predecessor Company)	$5,375

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Reductions as a result of audit settlements	—
Reductions due to lapse of statute of limitations	—

Balance as of January 24, 2011 (Predecessor Company)	$5,375

Additions for tax positions related to the current year	—
Additions for tax positions related to acquired companies	—
Additions for tax positions of prior years	1,907
Reductions for tax positions of prior years	(4,389)
Reductions as a result of audit settlements	—
Reductions due to lapse of statute of limitations	—

Balance as of December 31, 2011 (Successor Company)	$2,893

The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, the Company did not make any payment of interest and penalties. The Company had $1.0 million (after-tax) for the payment of interest and penalties accrued in the consolidated balance sheet at December 31, 2010. There was nothing accrued in the consolidated balance sheet for the payment of interest and penalties at December 31, 2011 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. During the quarter ending June 30, 2009, Verizon received notification from the IRS that a tax position taken on their returns for the years 2000 through 2003 relating to FairPoint’s acquired business was settled through acceptance of the filing position. As of December 31, 2011 and 2010, the Company does not have any significant additional jurisdictional tax audits.

(12) Accumulated Other Comprehensive Loss

Changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Successor Company	Predecessor Company
	December 31,	December 31,
	2011	2010
Accumulated other comprehensive loss, net of taxes:
Qualified pension and post-retirement healthcare plans	$(193,494)	$(212,804)

Total accumulated other comprehensive loss	$(193,494)	$(212,804)

Other comprehensive (loss) income for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009 includes amortization of qualified pension and post-retirement healthcare plan related prior service costs and actuarial gains and losses included in Accumulated Other Comprehensive Loss.

(13) Earnings Per Share

Earnings per share has been computed in accordance with the Earnings Per Share Topic of the ASC. Basic earnings per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested common stock and shares that could be issued under outstanding stock options.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended	Twenty-Four Days Ended	Year Ended
	December 31, 2011	January 24, 2011	December 31, 2010	December 31, 2009
Weighted average number of common shares used for basic earnings per share	25,838	89,424	89,424	89,271
Effect of potential dilutive shares	—	271	—	—

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,838	89,695	89,424	89,271

Anti-dilutive shares excluded from the above reconciliation	4,764	712	983	2,750

Weighted average number of common shares used for basic earnings per share excludes 355,383, 16,666, 369,941 and 401,658 shares of restricted non-vested stock as of the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively. Since the Company incurred a loss for the 341 days ended December 31, 2011 and the years ended December 31, 2010 and 2009, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share.

(14) Stockholders’ Equity (Deficit)

On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock and reserved 610,309 shares and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the 341 days ended December 31, 2011 the Company issued 541,115 shares and 6,069 Warrants from this reserve. At December 31, 2011, 26,197,142 shares of Common Stock and 3,464,459 Warrants to purchase common stock were outstanding and 69,194 shares and 117,943 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases.

The initial exercise price applicable to the Warrants is $48.81 per share of New Common Stock for which the Warrants may be exercised. The exercise price applicable to the Warrants is subject to adjustment upon the occurrence of certain events described in the Warrant Agreement. The Warrants may be exercised at any time on or before the seventh anniversary of the Effective Date.

(15) Stock-Based Compensation

Stock-based compensation expense recognized in the financial statements is as follows (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended December 31, 2011	Twenty-Four Days Ended January 24, 2011	Year Ended December 31,
			2010	2009
Amounts charged against income, before income tax benefit	$3,810	$5,499	$468	$2,052
Amount of related income tax benefit recognized in income	(1,552)	(2,220)	(188)	(825)

Total net income impact	$2,258	$3,279	$280	$1,227

At December 31, 2011, the Company had $8.3 million of stock-based compensation cost related to non-vested awards that will be recognized over a weighted average period of 2.1 years, all of which is related to awards granted under the Long Term Incentive Plan.

Stock-Based Compensation Plans of the Successor Company

The Long Term Incentive Plan provides for grants of up to 3,134,603 shares of New Common Stock awards, of which stock options and restricted stock awards can be granted. Stock options generally have a term of 10 years from the date of grant. On the Effective Date, certain of the Company’s employees, a consultant of the Company and members of the New Board were granted stock options and/or restricted stock awards. Except for the unrestricted stock awarded to a consultant of the Company, the stock options and restricted stock awards granted on the Effective Date vested 25% on the Effective Date, with the remainder of these awards to vest in three equal annual installments, commencing on the first anniversary of the Effective Date, with accelerated vesting upon (x) a change in control, or (y) a termination of an award holder’s employment either without cause (but only to the extent the vesting becomes at least 50%, plus an additional 25% for each full year of the award holder’s employment after the first full year after the Effective Date) or due to the award holder’s death or disability (but, for stock options, only to the extent vesting would have otherwise occurred within one year following such termination of employment). Stock of a consultant of the Company was 100% vested on the Effective Date. Subsequent to the Effective Date, through December 31, 2011, the Company granted an additional 13,800 restricted stock and 26,600 stock options. These grants generally have the same terms as the grants that occurred on the Effective Date except the restricted stock and stock options vest over three equal annual installments, with the first third vesting on the first anniversary of the grant date. As of December 31, 2011, there are 1,642,924 shares still available to be granted under the Long Term Incentive Plan.

Stock option activity under the Long Term Incentive Plan is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share
Outstanding at January 24, 2011 (Predecessor Company)	—	—

Granted	991,012	$24.29
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at January 24, 2011 (Successor Company)	991,012	$24.29

Granted	26,600	$24.29
Exercised	—	—
Forfeited	(69,875)	24.29
Expired	—	—

Outstanding at December 31, 2011	947,737	$24.29

Vested at December 31, 2011	250,403	$24.29

During the 24 days ended January 24, 2011 and 341 days ended December 31, 2011, the weighted average grant date fair value of stock options granted was $8.1 million and $0.1 million, respectively. For purposes of determining compensation expense, the grant date fair value per share of the stock options under the Long Term Incentive Plan was estimated using the Black-Scholes option pricing model which requires the use of various assumptions including the expected life of the option, expected dividend rate, expected volatility, and risk-free interest rate. Key assumptions used for determining the fair value of stock options granted during 2011 were as follows: expected life – 5.75 and 10.00 years; expected dividend rate – 0.00%; expected volatility – 45.0%; and risk-free interest rate – ranging from 2.29% to 3.17%. The 5.75-year expected life (estimated period of time outstanding) of stock options granted on the Effective Date was estimated using the ‘Simplified Method’ which utilizes the midpoint between the vesting date and the end of the contractual term. This method was utilized for the stock options granted on the Effective Date due to the lack of historical exercise behavior of the Company’s employees. The stock options granted subsequent to the Effective Date through December 31, 2011 utilized an expected life of 10.00 years based on an expectation of when the Company believes the stock options will be exercised by employees. For all stock options granted during 2011, no dividends are expected to be paid over the term of the stock options resulting in the use of a zero expected dividend rate. The expected volatility rate for all stock options granted during 2011 is based on the observed historical and implied volatilities of comparable companies, which were adjusted to account for the various differences between the comparable companies and the Company. The risk free interest rate is specific to the date of grant. On the Effective Date, the risk-free interest rate was interpolated from the yields on the 5-year and 7-year U.S. Treasury bonds. For stock options granted after the Effective Date, the risk-free interest rate is based on the U.S. Treasury 10 year constant maturity market yield in effect at the time of the grant.

Based upon a fair market value of the Common Stock as of December 31, 2011 of $4.33 per share, the outstanding stock options, including those options that have vested, under the Long Term Incentive Plan do not have any intrinsic value. The outstanding options and vested options under the Long Term Incentive Plan each have a weighted average remaining contractual life of 9.1 years.

Restricted stock award activity under the Long Term Incentive Plan is summarized as follows:

	Awards Outstanding	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 24, 2011 (Predecessor Company)	—	—

Granted	547,792	$18.53
Vested	(187,044)	18.53
Forfeited	—	—

Non-vested at January 24, 2011 (Successor Company)	360,748	$18.53

Granted	13,800	$11.52
Vested	(4,900)	17.87
Forfeited	(17,650)	18.53

Non-vested at December 31, 2011	351,998	$18.26

Except for the restricted stock awards granted on the Effective Date, the grant date fair value per share of the restricted stock awards under the Long Term Incentive Plan is calculated as the fair market value per share of the Common Stock on the date of grant. The grant date fair value per share of the restricted stock awarded on the Effective Date is equal to the fair value per share of the Company’s Common Stock calculated in conjunction with fresh start accounting. During the 24 days ended January 24, 2011 and 341 days ended December 31, 2011, the weighted average grant date fair value of restricted stock awards granted was $10.2 million and $0.2 million, respectively.

Based upon the fair market values per share of the Common Stock on each respective date of vesting, the aggregate fair value of restricted stock which vested during the 24 days ended January 24, 2011 and 341 days ended December 31, 2011 was $3.5 million and $0.1 million, respectively.

Stock-Based Compensation Plans of the Predecessor Company

Pursuant to the Plan, all then outstanding equity interests of the Company, including but not limited to all outstanding shares of Common Stock, options and contractual or other rights to acquire any equity interests, were cancelled and extinguished on the Effective Date.

(a) 1998 Stock Incentive Plan

In August 1998, the Company adopted the FairPoint Communications, Inc. (formerly MJD Communications, Inc.) Stock Incentive Plan (the “1998 Plan”). The 1998 Plan provided for grants of up to 1,317,425 nonqualified stock options to executives and members of management, at the discretion of the compensation committee of the board of directors. Options vested in 25% increments on the second, third, fourth and fifth anniversaries of an individual grant. All options had a term of 10 years from date of grant. In the event of a change in control, outstanding options would vest immediately. Effective in February 2005, the Company could no longer grant awards under the 1998 Plan. In February 2007, triggered by certain events noted in the 1998 Plan, all options outstanding under the 1998 Plan were cancelled except for 47,373 options to purchase shares of Old Common Stock with an exercise price of $36.94 per share.

These stock options were granted by the Company prior to becoming a public company and therefore the Predecessor Company was accounting for these options under the prospective method under the Compensation – Stock Compensation Topic of the ASC. As of December 31, 2010, options to purchase 47,373 shares of Old Common Stock were fully vested and outstanding with a weighted average exercise price of $36.94 per share. There was no activity during the 24 days ended January 24, 2011.

On the Effective Date, all options outstanding under the 1998 Plan were cancelled due to the Company’s emergence from bankruptcy.

(b) 2000 Employee Stock Incentive Plan

In May 2000, the Company adopted the FairPoint Communications, Inc. 2000 Employee Stock Incentive Plan (the “2000 Employee Stock Incentive Plan”). The 2000 Employee Stock Incentive Plan provided for grants to members of management of up to 1,898,521 options to purchase common stock, at the discretion of the compensation committee. During 2002, the Company amended the 2000 Employee Stock Incentive Plan to limit the number of shares available for grant to 448,236. In December 2003, the Company amended the 2000 Employee Stock Incentive Plan to allow for the grant to members of management of up to 1,898,521 shares of stock units in addition to shares available for stock options. Options granted under the 2000 Employee Stock Incentive Plan could have been either of two types: (i) incentive stock options and (ii) non-statutory stock options. Unless the compensation committee specified otherwise at the time of grant, any option granted under the 2000 Employee Stock Incentive Plan was a non-statutory stock option. Effective in February 2005, the Company could no longer grant awards under the 2000 Employee Stock Incentive Plan.

Under the 2000 Employee Stock Incentive Plan, unless otherwise determined by the compensation committee at the time of grant, participating employees were granted options to purchase common stock at exercise prices not less than the market value of the Company’s common stock at the date of grant. Options had a term of 10 years from date of grant. Options vested in increments of 10% on the first anniversary, 15% on the second anniversary, and 25% on the third, fourth and fifth anniversaries of an individual grant. Stock units vested in increments of 33% on each of the third, fourth, and fifth anniversaries of the award. Subject to certain provisions, the Company could have canceled each option in exchange for a payment in cash of an amount equal to the excess of the fair value of the shares over the exercise price for such option. The Company did not exercise this right.

The 2000 Employee Stock Incentive Plan stock options and stock units were granted by the Company prior to becoming a public company and therefore the Predecessor Company was accounting for these awards under the prospective method under the Compensation – Stock Compensation Topic of the ASC. As of December 31, 2010, options to purchase 130,935 shares of Old Common Stock were fully vested and outstanding with a weighted average exercise price of $36.94 per share. There was no activity during the 24 days ended January 24, 2011.

On the Effective Date, all options outstanding under the 2000 Employee Stock Incentive Plan were cancelled due to the Company’s emergence from bankruptcy.

(c) 2005 Stock Incentive Plan

In February 2005, the Company adopted the FairPoint Communications, Inc. 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”). The 2005 Stock Incentive Plan provided for the grant of up to 947,441 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2005 Stock Incentive Plan vested over periods ranging from three to four years and certain of these shares paid current dividends.

In March 2006, the Company’s board of directors approved the grant of an additional 100,000 shares to the Company’s chief executive officer. These shares were granted under the 2005 Stock Incentive Plan in two installments of 50,000 shares each on January 1, 2007 and January 1, 2008.

In 2005, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2005 Stock Incentive Plan. The non-vested stock and stock units vested in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof were entitled to receive dividends from the date of grant, whether or not vested.

The fair value of the awards was calculated as the fair value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of the Compensation – Stock Compensation Topic of the ASC using the modified prospective method for the awards under the 2005 Stock Incentive Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company was required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

During the year ended December 31, 2009, 6,272 stock units were issued under the 2005 Stock Incentive Plan with a weighted average grant date fair value of less than $0.1 million. There was no activity during the year ended December 31, 2010. As of December 31, 2010, 79,781 stock units under the 2005 Stock Incentive Plan were outstanding with a weighted average grant date fair value of $11.24 per share. There was no activity during the 24 days ended January 24, 2011.

As of December 31, 2010, there were 16,666 shares of non-vested stock under the 2005 Stock Incentive Plan with a weighted average grant date fair value of $13.02 per share. There was no activity during the 24 days ended January 24, 2011.

On the Effective Date, all awards outstanding under the 2005 Stock Incentive Plan were cancelled due to the Company’s emergence from bankruptcy.

(d) 2008 Long Term Incentive Plan

In March 2008, the Company adopted the FairPoint Communications, Inc. 2008 Long Term Incentive Plan (the “2008 Long Term Incentive Plan”). The 2008 Long Term Incentive Plan provided for the grant of up to 9,500,000 shares of non-vested stock, stock units and stock options to members of the Company’s board of directors and certain key members of the Company’s management. Shares granted to employees under the 2008 Long Term Incentive Plan vested over periods ranging from two to three years and certain of these shares pay current dividends.

In 2008, the Company’s board of directors approved an annual award to each of the Company’s non-employee directors in the form of non-vested stock or stock units, at the recipient’s option, issued under the 2008 Long Term Incentive Plan. The non-vested stock and stock units will vest in four equal quarterly installments on the first day of each of the first four calendar quarters following the grant date and the holders thereof will be entitled to receive dividends from the date of grant, whether or not vested. The following table presents information regarding stock units granted to non-employee directors under the 2008 Plan (including stock units granted in lieu of dividends).

The fair value of the awards was calculated as the fair value of the shares on the date of grant. Beginning on January 1, 2006, the Company adopted the provisions of the Compensation – Stock Compensation Topic of the ASC using the modified prospective method for the awards under the 2005 Stock Incentive Plan as all awards were granted subsequent to the Company becoming public. Under this methodology, the Company is required to estimate expected forfeitures related to these grants and, for the non-dividend paying shares, the compensation expense is reduced by the present value of the dividends which were not paid on those shares prior to their vesting.

During the year ended December 31, 2009, 175,352 stock units were issued under the 2008 Stock Incentive Plan with a weighted average grant date fair value of $0.3 million. There was no activity during the year ended December 31, 2010. As of December 31, 2010, 175,352 stock units under the 2008 Stock Incentive Plan were outstanding with a weighted average grant date fair value of $1.79 per share. There was no activity during the 24 days ended January 24, 2011.

As of December 31, 2010, there were no shares of non-vested stock under the 2008 Stock Incentive Plan. There was no activity during the 24 days ended January 24, 2011.

On the Effective Date, all awards outstanding under the 2008 Stock Incentive Plan were cancelled due to the Company’s emergence from bankruptcy.

(e) 2009 CEO Compensation Plan

On June 10, 2009, the Company’s compensation committee approved the award of certain equity incentives to David L. Hauser, the Company’s then new Chairman and Chief Executive Officer, as an inducement to accept employment with the Company (the “Inducement Awards”). As provided in Mr. Hauser’s employment agreement, dated June 11, 2009, the Inducement Awards included: (i) the Inducement Options; (ii) the Inducement Restricted Stock; and (iii) performance units for two performance periods beginning on July 1, 2009 and ending on December 31, 2010 and December 31, 2011, respectively (the “Inducement Performance Units”). The Inducement Options, totaling 1,600,000, were granted on July 1, 2009, at an exercise price of $0.95 per share. The Inducement Options vested and became exercisable in three equal annual installments commencing on July 1, 2010, provided that Mr. Hauser remains employed by the Company through each such date. The Inducement Restricted Stock were awarded in the following three installments: (i) $500,000 on July 1, 2009; (ii) $1,750,000 on July 1, 2010; and (iii) $1,750,000 on July 1, 2011, and were valued based on the average closing prices of the Company’s common stock during the thirty calendar days immediately preceding the applicable award date. Accordingly, on July 1, 2009, 523,810 shares of restricted stock were awarded to Mr. Hauser. The Inducement Restricted Stock would have become fully vested on July 1, 2012, provided that Mr. Hauser remained employed by the Company through such date. No shares of restricted stock were issued on July 1, 2010. The Inducement Performance Units would have been earned and paid in shares of the Company’s common stock, based on the Company’s performance during the performance periods, with a target amount of 200% of Mr. Hauser’s base salary and a maximum of 400% of Mr. Hauser’s base salary. The number of shares subject to the Inducement Options and the option exercise price would have been adjusted, and additional shares of Inducement Restricted Stock would have been awarded, as necessary, to preserve the value of the Inducement Options and the Inducement Restricted Stock awarded on July 1, 2009 if, prior to December 31, 2010, the Company had completed a restructuring of its indebtedness.

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

All of Mr. Hauser’s non-vested Inducement Options and Inducement Restricted Stock were cancelled upon his resignation, effective August 24, 2010.

(16) Transactions with Affiliates

The Company hired Gilbane Building Company to construct a new data center in Manchester, New Hampshire and to perform restoration services on a flooded building in Raymond, New Hampshire. Thomas F. Gilbane, Jr., a director of the Predecessor Company, is Chairman and Chief Executive Officer of Gilbane Building Company. Gilbane Building Company was hired by the Company for both projects prior to Mr. Gilbane’s designation to the board of directors. The Company did not pay any fees to Gilbane Building Company in the years ended December 31, 2011 and 2010. The Company paid Gilbane Building Company fees of $0.8 million in the year ended December 31, 2009.

(17) Quarterly Financial Information (Unaudited)

The quarterly information presented below represents selected quarterly financial results for the sixty-six days ended March 31, 2011, the 24 days ended January 24, 2011, the quarters ended June 30, September 30 and December 31, 2011 and 2010 and the quarter ended March 31, 2010 (in thousands, except per share data).

	Predecessor Company	Successor Company
	Twenty-Four Days Ended January 24	Sixty-Six Days Ended March 31	Second Quarter	Third Quarter	Fourth Quarter
2011:
Revenue	$66,378	$188,402	$262,636	$257,912	$254,162
Reorganization income (expense)	$897,313	$(2,736)	$(2,510)	$3,735	$1,743
Impairment of goodwill and trade name	$—	$—	$—	$(262,019)	$—
Net (loss) income	$586,907	$(24,423)	$(27,097)	$(279,441)	$(83,984)
(Loss) income per share:
Basic	$6.56	(0.95)	$(1.05)	$(10.81)	$(3.25)
Diluted	$6.54	(0.95)	$(1.05)	$(10.81)	$(3.25)

	Predecessor Company
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010:
Revenue	$270,801	$271,563	$260,630	$267,992
Net loss	$(86,330)	$(54,178)	$(66,084)	$(74,987)
Loss per share:
Basic	$(0.97)	$(0.61)	$(0.74)	$(0.84)
Diluted	$(0.97)	$(0.61)	$(0.74)	$(0.84)

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

Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

At December 31, 2010, the Company had $595.1 million of goodwill and $42.8 million of indefinite life intangible assets. During the 341 days ended December 31, 2011, the Company recorded a goodwill impairment of $243.2 million and an intangible asset impairment of $18.8 million. The fair value measurement related to the impairments were generated using the discounted cash flow method and were based on level 3 inputs.

The carrying value of the Swaps at December 31, 2010 represents the termination value of the Swaps as determined by the respective counterparties following the event of default described herein. See note 8 for more information.

At the Effective Date, with the exception of deferred taxes and assets and liabilities associated with pension and post-retirement healthcare plans, all assets and liabilities were remeasured at fair value under fresh start accounting. See note 2.

(19) Business Concentrations

Geographic

As of December 31, 2011, approximately 85% of the Company’s access line equivalents were located in Maine, New Hampshire and Vermont. As a result of this geographic concentration, the Company’s financial results will depend significantly upon economic conditions in these markets. A deterioration or recession in any of these markets could result in a decrease in demand for the Company’s services and resulting loss of access line equivalents which could have a material adverse effect on the Company’s business, financial condition, results of operations, liquidity and the market price of the Company’s Common Stock.

In addition, if state regulators in Maine, New Hampshire or Vermont were to take an action that is adverse to the Company’s operations in those states, the Company could suffer greater harm from that action by state regulators than it would from action in other states because of the concentration of operations in those states.

Labor

As of December 31, 2011, we employed a total of 3,541 employees, 2,254, or 64%, of whom were covered by fourteen collective bargaining agreements. As of December 31, 2011, 72 of our employees were covered by four collective bargaining agreements that expire during the next calendar year.

(20) Operational Restructuring Charges

During the 341 days ended December 31, 2011, the Company announced plans to reduce its workforce to ensure that the Company is staffed appropriately to serve its customers well, while prudently managing expenses. The reduction eliminated approximately 400 positions. In connection with this plan, the Company recognized $7.9 million in restructuring charges, consisting of severance and one-time incentive payments, which are included within cost of services and sales and selling, general and administrative expense in the consolidated statement of operations.

(21) Commitments and Contingencies

(a) Leases

The Company currently leases real estate and fleet vehicles under capital and operating leases expiring through the year ending 2020. The Company accounts for leases using the straight-line method, which amortizes contracted total payments evenly over the lease term

Future minimum lease payments under capital leases and non-cancelable operating leases as of December 31, 2011 are as follows (in thousands):

	Capital Leases	Operating Leases
Year ending December 31:
2012	$1,679	$9,871
2013	1,499	8,471
2014	1,493	6,080
2015	105	3,455
2016	—	2,246
Thereafter	—	2,257

Total minimum lease payments	$4,776	$32,380

Less interest and executory cost	(834)

Present value of minimum lease payments	3,942
Less current installments	(1,252)

Long-term obligations at December 31, 2011	$2,690

Total rent expense was $14.5 million, $1.0 million, $15.6 million and $16.7 million for the 341 days ended December 31, 2011, the 24 days ended January 24, 2011 and the years ended December 31, 2010 and 2009, respectively.

The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

(b) Legal Proceedings

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company’s management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, five of the Chapter 11 Cases are still being resolved.

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

(c) Service Quality Penalties

The Company is subject to certain retail service quality requirements in the states of Maine, New Hampshire and Vermont for the Northern New England operations. Failure to meet these requirements in any of these states may result in penalties being assessed by the respective state regulatory body. The Merger Orders provide that any penalties assessed by the states be paid by the Company in the form of credits applied to retail customer bills.

During February 2010, the Company entered into the Regulatory Settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order, which have since been approved by the regulatory authorities in these states. The Regulatory Settlements in New Hampshire and Vermont deferred final settlement of fiscal 2008 and 2009 SQI penalties until final 2010 SQI results were reported and approved by the respective regulatory authorities. In each state, a provision in the respective orders identified key performance metrics in the 2010 SQI plans that, if met, would reduce the 2008 and 2009 SQI penalties. The Company’s respective 2010 SQI results have been accepted in New Hampshire and Vermont and resulted in reductions of the 2008 and 2009 SQI penalties, as applicable, of 60% in New Hampshire and 90% in Vermont. This reduced the Company’s accrual by $13.8 million, of which $12.7 million and $1.1 million was recognized in 2010 and in 2011, respectively. In addition, the Regulatory Settlement for Maine deferred the Company’s fiscal 2008 and 2009 SQI penalties until March 2010, at which time the Company began applying credits to customers’ bills.

As of December 31, 2011 and 2010, the Company recognized an estimated liability for service quality penalties based on the Company’s actual results relative to the performance metrics measured by the respective SQI plans in Maine, New Hampshire and Vermont. The Company’s accrual at December 31, 2011 reflects an improvement in the Company’s performance, certain legislative and regulatory changes and the issuance of credits to customers in Maine based on prior year penalties. No such credits were issued in New Hampshire or Vermont in 2011 as final disposition of SQI penalties were yet to be determined. An increase in the estimated liability was recorded as a reduction to revenue for the 24 days ended January 24, 2011.

On February 13, 2012, the VT Public Service Board approved the Company’s request to use $6.6 million of the Amended Retail Service Quality Plan and PAP Mode of Entry penalties to deploy broadband into unserved areas. Approximately $5.3 million of this amount is related to pre-bankruptcy and therefore, is included in the Cash Claims Reserve.

Beginning in March 2010, the Company began to issue SQI rebates related to the Maine 2008 and 2009 SQI penalties to customers over a twelve month period. The liabilities recorded as a reduction (increase) to revenue and the SQI penalties paid out in the form of customer rebates are as follows (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended	Twenty-Four Days Ended	Year Ended December 31,
	December 31, 2011	January 24, 2011	2010	2009
Increase (decrease) in liability recorded as a reduction (increase) to revenue	$(4,145)	$401	$(952)	$25,362
SQI penalties paid out in the form of customer rebates	$(8,921)	$(631)	$(5,750)	$—

The Company has recorded a total liability of $7.5 million and $20.8 million on the consolidated balance sheets at December 31, 2011 and 2010, respectively, of which $3.9 million and $12.5 million, respectively, are included in other accrued liabilities. The remainder of the December 31, 2011 and 2010 liability is included in the Claims Reserve and liabilities subject to compromise, respectively.

(d) Performance Assurance Plan Credits

As part of the Merger Orders, the Company adopted a PAP for certain services provided on a wholesale basis to CLECs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards in any of these states may result in performance credits being assessed in accordance with the provisions of the PAP in each state. As of December 31, 2011 and 2010, the Company has recorded a reserve for the estimated amount of PAP credits based on metrics defined by the PAP. Credits assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. PAP credits for Vermont are recorded as liabilities since a majority of these credits are paid to the Vermont Universal Service Fund, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Based on the Company’s current estimate of its PAP credits in these states, reserves recorded as a reduction (increase) to revenue and the PAP credits paid are as follows (in thousands):

	Successor Company	Predecessor Company
	Three Hundred Forty-One Days Ended	Twenty-Four Days Ended	Year Ended December 31,
	December 31, 2011	January 24, 2011	2010	2009
Increase (decrease) in estimated reserve recorded as a reduction (increase) to revenue	$1,086	$629	$7,160	$21,456
PAP credits paid out	$(4,778)	$(531)	$(12,421)	$(7,796)

The Company has recorded a total reserve of $4.9 million and $8.4 million on the consolidated balance sheets at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $4.1 million of the total reserve is recorded to the Claims Reserve and liabilities subject to compromise.

The NHPUC has ordered an audit of the Company’s existing PAP in the state of New Hampshire, which commenced in October 2011. The existing PAPs in Maine and Vermont may also be subject to audit, as determined by the Maine Public Utilities Commission (“MPUC”) and the Vermont Public Service Board, respectively.

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

(22) Subsequent Events

On February 13, 2012, the VT Public Service Board approved the Company’s request to use $6.6 million of the Amended Retail Service Quality Plan and PAP Mode of Entry penalties to deploy broadband into unserved areas. Approximately $5.3 million of this amount is related to pre-bankruptcy periods and, therefore, is included in the Cash Claims Reserve at December 31, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2011 because of the material weakness described below.

(b) Material Weakness in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the reporting company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management determined that our internal control over financial reporting was not effective as of December 31, 2011 because the following material weakness in internal control over financial reporting, which was previously identified in our 2010 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011, continued to exist during 2011:

•	Procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

(c) Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2011, our management completed the following improvements to address the material weakness relating to our review of our internal tax provision and supporting schedules which were not adequate to identify and correct errors in a timely manner:

•	Streamlined the process for preparation of quarterly income tax provisions and

•	Contracted with a major accounting firm to assist with the preparation and review of the quarterly and year-end tax provision and related schedules.

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

In addition to the actions described above and the remediation actions described below, we continue to refine our processes to improve control and process effectiveness and efficiency. Such process refinements have been applied to virtually all processes for the Northern New England operations, including information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax and general ledger accounting.

(d) Remediation of Material Weaknesses in Internal Control Over Financial Reporting

During the year ended December 31, 2011, our management completed corrective actions to remediate certain of the material weaknesses identified in our 2010 Annual Report on Form 10-K and our quarterly reports on Form 10-Q for the quarters ending March 31, 2011, June 30, 2011 and September 30, 2011. Specifically, the following actions were taken with respect to each of the following identified material weaknesses:

Our Information Technology Controls Were Not Adequate. Specifically, our change management processes were not consistently followed to ensure all changes were appropriately authorized. In addition, access to our information systems was not appropriately restricted.

To resolve this issue, the following improvements were implemented:

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

To resolve this issue, the following improvements were implemented:

•	Implemented an account reconciliation software application to facilitate execution and management monitoring of account reconciliations;

•	Enhanced the reconciliation procedures for various accounts, including the wholesale and retail accounts receivable reconciliations;

•	Implemented upfront system edits and automated feed of project data between the engineering project management system used for outside plant projects and the Oracle project accounting system;

•	Implemented process for additional review of project charges prior to project close and established appropriate reserves for charges on open projects;

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

With the exception of the foregoing remediation actions and the changes described in the previous section, there have been no changes in our internal control over financial reporting during the year ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

See “Item 8. Financial Statements and Supplementary Data” for the Report of Management on Internal Control over Financial Reporting, which is incorporated herein by reference.

See “Item 8. Financial Statements and Supplementary Data” for the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402 and paragraph (e)(4) and (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Securities Authorized for Issuance under Equity Compensation Plans” of this  Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements filed as part of this Annual Report are listed in the index to the financial statements under “Item 8. Financial Statements and Supplementary Data” in this Annual Report, which index to the financial statements is incorporated herein by reference.

(b) Exhibits

The exhibits filed as part of this Annual Report are listed in the index to exhibits found hereafter, which index to exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRPOINT COMMUNICATIONS, INC.
Date: March 9, 2012

	By:	/s/ Paul H. Sunu
	Name:	Paul H. Sunu
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Paul H. Sunu	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2012
Paul H. Sunu

/s/ Ajay Sabherwal	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2012
Ajay Sabherwal

/s/ John T. Hogshire	Vice President and Controller (Principal Accounting Officer)	March 9, 2012
John T. Hogshire

/s/ Todd W. Arden	Director	March 9, 2012
Todd W. Arden

/s/ Dennis J. Austin	Director	March 9, 2012
Dennis J. Austin

/s/ Edward D. Horowitz	Chairman of the Board of Directors	March 9, 2012
Edward D. Horowitz

/s/ Michael J. Mahoney	Director	March 9, 2012
Michael J. Mahoney

/s/ Michael K. Robinson	Director	March 9, 2012
Michael K. Robinson

/s/ David L. Treadwell	Director	March 9, 2012
David L. Treadwell

/s/ Wayne Wilson	Director	March 9, 2012
Wayne Wilson

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

10.1	Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)

10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)

10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)

10.4	Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)

10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.7	Form of Director Indemnity Agreement.(4)

10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)

10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)

10.10	Consulting Agreement, dated as of August 16, 2010, by and between FairPoint and David L. Hauser.(6)

10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)

10.12	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)

10.13	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)

10.14	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.15	FairPoint Communications, Inc. 2010 Success Bonus Plan.†(1)

10.16	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.17	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)

10.18	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)

10.19	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)

10.20	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)

10.21	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)

10.22	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)

10.23	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

Exhibit No.	Description

10.24	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.25	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

10.26	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kathleen McLean.†(17)

10.27	Employment Agreement, dated as of July 1, 2011, by and between FairPoint and Kenneth W. Amburn.†(17)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Annual Report).

14.1	FairPoint Code of Business Conduct and Ethics.(18)

14.2	FairPoint Code of Ethics for Financial Professionals.(13)

21	Subsidiaries of FairPoint.*

23.1	Consent of Ernst & Young LLP.*

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡

99.1	Order, dated January 13, 2011, Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(14)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(15)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(16)

99.5	FairPoint Insider Trading Policy.(18)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.
(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.
(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.
(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.

(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.
(10)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.
(13)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2004.
(14)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.
(16)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 25, 2008.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2011.
(18)	Incorporated by reference to the Annual Report on Form 10-K of FairPoint for the year ended December 31, 2010.