Form 10-Q
period 2012-03-31
FAIRPOINT COMMUNICATIONS INC
filed 2012-05-03
CIK 1062613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

As of April 27, 2012, there were 26,200,902 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012, the sixty-six days ended March 31, 2011 and the twenty-four days ended January 24, 2011 (Predecessor Company) (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2012, the sixty-six days ended March 31, 2011 and the twenty-four days ended January 24, 2011 (Predecessor Company) (Unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Deficit for the three months ended March 31, 2012 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012, the sixty-six days ended March 31, 2011and the twenty-four days ended January 24, 2011 (Predecessor Company) (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Mine Safety Disclosures	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

	Signatures	36

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Quarterly Report on Form 10-Q for our quarter ended March 31, 2012 (this “Quarterly Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction implemented during 2011 and labor negotiations, and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	risks related to our reported financial information and operating results including with respect to our adoption of fresh start accounting;

•	changes in federal and state regulatory policies, procedures and mechanisms, including but not limited to the availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our Company-sponsored qualified pension plans and post-retirement healthcare plans; and

•

changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the “SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual

Report”). You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

Except as otherwise required by the context, references in this Quarterly Report to:

—	“FairPoint Communications” refers to FairPoint Communications, Inc., excluding its subsidiaries.

—

“FairPoint,” the “Company,” “we,” “us” or “our” refer to the combined business of FairPoint Communications, Inc. and all of its subsidiaries after giving effect to the merger on March 31, 2008 with Northern New England Spinco Inc. (“Spinco”), a subsidiary of Verizon Communications Inc. (“Verizon”), which transaction is referred to herein as the “Merger”.

—	“Northern New England operations” refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

—	“Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations.

—	“Predecessor Company” refers to all periods as of and preceding the Effective Date (as defined hereinafter).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

(in thousands, except share data)

	0000000000	0000000000
	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$35,795	$17,350
Restricted cash	17,902	24,446
Accounts receivable, net	102,150	104,298
Prepaid expenses	15,924	18,346
Other current assets	2,701	3,312
Deferred income tax, net	17,915	17,915

Total current assets	192,387	185,667
Property, plant and equipment (net of $368.2 million and $280.5 million accumulated depreciation, respectively)	1,598,842	1,663,065
Intangible assets (net of $13.2 million and $10.4 million accumulated amortization, respectively)	125,357	128,145
Debt issue costs, net	1,613	1,779
Restricted cash	651	651
Other assets	10,282	10,338

Total assets	$1,929,132	$1,989,645

Liabilities and Stockholders’ Deficit
Current portion of long-term debt	$10,000	$10,000
Current portion of capital lease obligations	1,238	1,252
Accounts payable	68,260	65,184
Claims payable and estimated claims accrual	10,221	22,839
Accrued interest payable	502	508
Other accrued liabilities	64,076	54,348

Total current liabilities	154,297	154,131

Capital lease obligations	2,379	2,690
Accrued pension obligation	156,714	157,961
Employee benefit obligations	543,886	531,634
Deferred income taxes	221,183	245,369
Other long-term liabilities	12,935	14,003
Long-term debt, net of current portion	987,500	990,000

Total long-term liabilities	1,924,597	1,941,657

Total liabilities	2,078,894	2,095,788

Commitments and contingencies (See Note 11)

Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,215,302 and 26,197,142 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	262	262
Additional paid-in capital	503,057	502,034
Retained deficit	(461,657)	(414,945)
Accumulated other comprehensive loss	(191,424)	(193,494)

Total stockholders’ deficit	(149,762)	(106,143)

Total liabilities and stockholders’ deficit	$1,929,132	$1,989,645

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months ended March 31, 2012, Sixty-Six Days ended March 31, 2011 and Twenty-Four Days ended January 24, 2011

(Unaudited)

(in thousands, except per share data)

			Predecessor Company
	Three Months Ended March 31, 2012	Sixty-Six Days Ended March 31, 2011	Twenty-Four Days Ended January 24, 2011

Revenues	$248,474	$188,402	$66,378

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	121,475	87,173	38,766
Selling, general and administrative expense, excluding depreciation and amortization	89,428	63,482	27,161
Depreciation and amortization	93,207	62,779	21,515
Reorganization related (income) expense	(1,392)	2,736	—

Total operating expenses	302,718	216,170	87,442

Loss from operations	(54,244)	(27,768)	(21,064)

Other income (expense) :
Interest expense	(17,028)	(12,491)	(9,321)
Other	302	481	(132)

Total other expense	(16,726)	(12,010)	(9,453)

Loss before reorganization items and income taxes	(70,970)	(39,778)	(30,517)
Reorganization items	—	—	897,313

(Loss) income before income taxes	(70,970)	(39,778)	866,796
Income tax benefit (expense)	24,258	15,355	(279,889)

Net (loss) income	$(46,712)	$(24,423)	$586,907

Weighted average shares outstanding:
Basic	25,931	25,820	89,424

Diluted	25,931	25,820	89,695

(Loss) earnings per share:
Basic	$(1.80)	$(0.95)	$6.56

Diluted	$(1.80)	$(0.95)	$6.54

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months ended March 31, 2012, Sixty-Six Days ended March 31, 2011 and Twenty-Four Days ended January 24, 2011

(Unaudited)

(in thousands)

			Predecessor Company
	Three Months	Sixty-Six	Twenty-Four
	Ended	Days Ended	Days Ended
	March 31, 2012	March 31, 2011	January 24, 2011

Net (loss) income	$(46,712)	$(24,423)	$586,907

Other comprehensive income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $0.5 million, $0 and $0.5 million tax expense, respectively)	2,070	-	493

Total other comprehensive income	2,070	-	493

Comprehensive (loss) income	$(44,642)	$(24,423)	$587,400

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

Three Months Ended March 31, 2012

(Unaudited)

(in thousands)

	00000000	00000000	00000000	00000000	00000000	00000000
					Accumulated
			Additional		other	Total
	Common Stock		paid-in	Retained	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	deficit

Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)

Net loss	—	—	—	(46,712)	—	(46,712)
Issuance of Common Stock	22	—	—	—	—	—
Forfeiture of restricted stock	(4)	—	—	—	—	—
Stock based compensation expense	—	—	1,023	—	—	1,023
Employee benefit adjustment to comprehensive income	—	—	—	—	2,070	2,070

Balance at March 31, 2012	26,215	$262	$503,057	$(461,657)	$(191,424)	$(149,762)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012, Sixty-Six Days Ended March 31, 2011

and Twenty-Four Days Ended January 24, 2011

(Unaudited)

(in thousands)

			Predecessor Company
	Three Months	Sixty-Six	Twenty-Four
	Ended	Days Ended	Days Ended
	March 31, 2012	March 31, 2011	January 24, 2011
Cash flows from operating activities:
Net (loss) income	$(46,712)	$(24,423)	$586,907

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(24,373)	(11,996)	279,868
Provision for uncollectible revenue	(1,857)	2,068	3,454
Depreciation and amortization	93,207	62,779	21,515
Post-retirement healthcare	13,266	5,103	2,654
Qualified pension	(285)	1,948	986
Other non cash items	64	(48)	97
Changes in assets and liabilities arising from operations:
Accounts receivable	4,060	13,918	(7,752)
Prepaid and other assets	2,982	379	(3,423)
Restricted cash	(6,643)	—	—
Accounts payable and accrued liabilities	7,935	1,236	26,627
Accrued interest payable	(6)	180	9,017
Other assets and liabilities, net	(230)	(1,141)	177
Reorganization adjustments:
Non-cash reorganization income	(1,855)	(709)	(917,358)
Claims payable and estimated claims accrual	(5,550)	(26,485)	(1,096)
Restricted cash - cash claims reserve	13,076	23,888	(82,764)

Total adjustments	93,791	71,120	(667,998)

Net cash provided by (used in) operating activities	47,079	46,697	(81,091)

Cash flows from investing activities:
Net capital additions	(26,257)	(41,248)	(12,477)
Distributions from investments	338	3	—

Net cash used in investing activities	(25,919)	(41,245)	(12,477)

Cash flows from financing activities:
Loan origination costs	—	(866)	(1,500)
Repayments of long-term debt	(2,500)	—	—
Restricted cash	111	779	34
Repayment of capital lease obligations	(326)	(211)	(201)

Net cash used in financing activities	(2,715)	(298)	(1,667)

Net change	18,445	5,154	(95,235)
Cash, beginning of period	17,350	10,262	105,497

Cash, end of period	$35,795	$15,416	$10,262

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable or claims payable and estimated claims accrual at period-end	$154	$2,418	$1,818
Reorganization costs paid	$270	$8,064	$11,110
Non-cash settlement of claims payable	$5,268	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1)    Organization and Principles of Consolidation

Organization

FairPoint is a leading communications provider in rural and small urban communities offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services, to residential, business and wholesale customers. FairPoint operates in 18 states with approximately 1.3 million access line equivalents (including voice access lines and high speed data (“HSD”), which includes digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2012.

Principles of Consolidation

The consolidated financial statements include all majority-owned subsidiaries of the Company. Partially owned equity affiliates are accounted for under the cost method or equity method when the Company demonstrates significant influence, but does not have a controlling financial interest. Intercompany accounts and transactions have been eliminated.

(2)    Accounting Policies

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

Examples of significant estimates include fresh start accounting, the allowance for doubtful accounts, revenue reserves, the recoverability of property, plant and equipment, valuation of intangible assets, pension and post-retirement healthcare plan assumptions, stock based compensation and income taxes. In addition, estimates have been made in determining the amounts and classification of the claims reserve established to pay outstanding bankruptcy claims and various other bankruptcy related fees (the “Claims Reserve”). See note 4 for further discussion of the reorganization under chapter 11.

(b) Revenue Recognition

Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access, pooling, voice services, Connect America Fund (“CAF”) receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”). Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs approved by the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the Federal Communications Commission (the “FCC”).

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

The majority of the Company’s miscellaneous revenue is provided from late payment charges to end users and interexchange carriers, miscellaneous project revenues, billing and collection services and directory services. In 2011, the Company began billing for late payment fees to customers who have not paid their bills in a timely manner. Late fee revenue for residential and small business end user customers is recognized as it is billed while it is recognized for interexchange carriers as it is collected. The Company requires customers to pay for miscellaneous projects in advance. These advance payments are included in other accrued liabilities on the condensed consolidated balance sheets. Once the miscellaneous project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayment refunded to the customer as appropriate. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per each minute billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.

Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.

Service quality index (“SQI”) penalties and certain performance assurance plan (“PAP”) penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the Competitive Local Exchange Carrier (“CLEC”) bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund (“VUSF”), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills.

Revenue is recognized net of tax collected from customers and remitted to governmental authorities.

Management makes estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts.

(c) Restricted Cash

As of March 31, 2012, the Company had $18.6 million of restricted cash, of which $9.8 million is reserved for payment of outstanding bankruptcy claims (the “Cash Claims Reserve”), $6.6 million is reserved for broadband build-out in Vermont, $1.5 million is reserved for removal of dual poles in Vermont and $0.7 million is restricted for other purposes. See note 4 for further discussion of the reorganization under chapter 11.

(d) Accounting for Income Taxes

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

(e) Business Segments

Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification (“ASC”). The Company’s services consists of retail and wholesale telecommunications services, including voice and HSD in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(3)    Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively, and is effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.

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

(4)    Reorganization Under Chapter 11

Emergence from Chapter 11 Proceedings

On October 26, 2009 (the “Petition Date”), the Company and substantially all of its direct and indirect subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The cases are being jointly administered under the caption In re FairPoint Communications, Inc., Case No. 09-16335 (the “Chapter 11 Cases”). On January 13, 2011, the bankruptcy judge entered into an order dated as of December 29, 2010 (the “Confirmation Order”) confirming the Company’s Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (as confirmed, the “Plan”) and on January 24, 2011 (the “Effective Date”) the Company emerged from Chapter 11 protection.

On the Effective Date, the Company substantially consummated its reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

The Plan provided for, among other things: (i) the cancellation and extinguishment on the Effective Date of all of the Company’s equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of the Company’s common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests, (ii) the issuance of shares of the Company’s new common stock, par value $0.01 per share (the “Common Stock”), and warrants (“Warrants”) to purchase shares of the Company’s Common Stock to holders of certain claims in connection with a warrant agreement that the Company entered into with the Bank of New York Mellon, as warrant agent, on the Effective Date (the “Warrant Agreement”), in accordance with the Plan, (iii) the satisfaction of claims associated with (a) the credit agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”), (b) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended and (c) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications and U.S. Bank National Association and (iv) the termination by its conversion into the revolving facility of the Credit Agreement (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics”, and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders (the “DIP Administrative Agent”). The Company’s Common Stock began trading on the Nasdaq Stock Market LLC on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics (collectively, the “Borrowers”) entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Credit Agreement”) comprised of a $75 million revolving facility (the “Revolving Facility”) and a $1 billion term loan facility (the “Term Loan” and together with the Revolving Facility, the “Credit Agreement Loans”). In connection with the Chapter 11 Cases, the Company also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). The Company agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”) which were then approved by the regulatory authorities in those states.

On June 30, 2011, the Bankruptcy Court entered a final decree closing certain of the Company's bankruptcy cases due to such cases being fully administered. Of the 80 original bankruptcy cases, only five remain open. These cases are FairPoint Communications, Inc. (Case No. 09-16335), Northern New England Telephone Operations LLC (Case No. 09-16365), Telephone Operating Company of Vermont LLC (Case No. 09-16410), MJD Services Corp. (Case No. 09-16366) and Enhanced Communications of Northern New England Inc. (Case No. 09-16349).

Financial Reporting in Reorganization

The Company has applied the Reorganizations Topic of the ASC effective as of the Petition Date. The Reorganizations Topic of the ASC, which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Amounts that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2009. In addition, cash provided by and used for reorganization items must be disclosed separately.

The Company’s condensed consolidated statement of operations for the twenty-four days ended January 24, 2011 includes the results of operations during the Chapter 11 Cases. As such, any revenues, expenses, and gains and losses realized or incurred that are directly related to the bankruptcy case are reported separately as reorganization items due to the bankruptcy.

Reorganization Items

Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statement of operations for the twenty-four days ended January 24, 2011 pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (in thousands):

Predecessor Company
Twenty-Four Days Ended
January 24, 2011
Professional fees (a)	$ (13,965)
Cancellation of debt income (b)	1,351,057
Goodwill adjustment (c)	(351,931)
Intangible assets adjustment (c)	(30,381)
Property, plant and equipment adjustment (c)	(56,258)
Qualified pension and post-retirement healthcare adjustment (c)	22,076
Other assets and liabilities adjustment (c)	(16,037)
Tax account adjustments (c)	4,313
Other (d)	(11,561)

Total reorganization items	$ 897,313

(a) Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.

(b) Net gains and losses associated with the settlement of liabilities subject to compromise, of which $1,351,055 was recognized on the Effective Date.

(c) Revaluation of long lived assets and certain assets and liabilities upon adoption of fresh start accounting.

(d) Includes expenses associated with the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”): adopted as part of the Plan, the FairPoint Litigation Trust (the “Litigation Trust”) which was entered into as part of the Plan and the write-off of the Predecessor Company’s long term incentive plan and director and officer policy.

Professional fees directly associated with the reorganization process that have been incurred after the Effective Date are included in operating expenses as Reorganization related expense in the condensed consolidated statements of operations.

Magnitude of Claims

As of April 27, 2012, claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. Through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $10.0 million of these claims have been withdrawn by the respective creditors and $9.0 million of these claims remain open, pending settlement or objection resolution.

On the Effective Date, the Company distributed cash, entered into the Credit Agreement, and issued shares of Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established the Cash Claims Reserve of $82.8 million and reserved 72,754 shares of Common Stock and Warrants to purchase 124,012 shares of Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of April 27, 2012, has been decreased to $9.3 million. As of April 27, 2012, 47,584 shares of Common Stock and Warrants to purchase 116,801 shares of Common Stock remain to be distributed in satisfaction of pending claims.

Fresh Start Accounting

Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, under the Reorganization Topic of the ASC, the Company was required to apply the provisions of fresh start accounting to its financial statements on the Effective Date because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Predecessor Company’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.

The adoption of fresh start accounting resulted in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods report the results of a new entity with no beginning retained earnings. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement healthcare plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all of the new entity’s assets and liabilities were recorded at their estimated fair values upon the Effective Date and the Predecessor Company’s retained deficit and accumulated other comprehensive income were eliminated. Any presentation of the new entity’s financial position and results of operations is not comparable to prior periods.

In accordance with fresh start accounting, the Company also recorded the debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the post-emergence entity. The enterprise value was dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. These projections were prepared in connection with the Plan and the Bankruptcy Cases. The projections were based on information available to the Company and assumptions known to the Company as of March 2010; however, certain projected financial information was revised in connection with a subsequent review of the Company’s financial forecast in December 2010. Projections are inherently subject to uncertainties and risks and the Company’s actual results and financial condition have varied from those contemplated by the projections and other financial information provided to the Bankruptcy Court. The Company believes that because such projections and other financial information are now out of date and because of developments with respect to the Company’s business since such projections were prepared, these projections should not be relied upon.

(5)    Dividends

The Company currently does not pay a dividend on its Common Stock and does not expect to implement the payment of dividends in the foreseeable future.

(6)    Income Taxes

The Company recorded an income tax benefit for the three months ended March 31, 2012 of $24.3 million, an income tax benefit for the 66 days ended March 31, 2011 of $15.4 million and an income tax expense for the 24 days ended January 24, 2011 of $279.9 million, respectively.

For the three months ended March 31, 2012, the effective tax rate on $71.0 million of pre-tax loss was 34.2%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.

For the 66 days ended March 31, 2011, the effective tax rate on $39.8 million of pre-tax loss was 38.6%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance and other miscellaneous reorganization adjustments.

For the 24 days ended January 24, 2011, the effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.

At March 31, 2012, the Company had gross federal NOL carryforwards of $187.9 million after taking into consideration the estimated NOL tax attribute reduction of $562.6 million resulting from the Company’s discharge of indebtedness upon emergence from Chapter 11 protection in 2011. The Company’s remaining federal NOL carryforwards will expire from 2021 to 2031. At March 31, 2012, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.4 million. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.

During the 24 days ended January 24, 2011, the Predecessor Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no additional income from the discharge of indebtedness for the 66 days ended March 31, 2011, however the Company did recognize additional tax benefits due to a change in the amount of its deferred tax liability related to a tax attribute reduction from the discharge of indebtedness. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. The Company has not finalized its assessment of the tax effects resulting from its emergence from Chapter 11 protection and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.

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

At March 31, 2012 and December 31, 2011, the Company established a valuation allowance against its deferred tax assets of $177.2 million and $172.9 million, respectively, which consist of a $149.3 million and $144.9 million Federal allowance, respectively, and a $27.9 million and $28.0 million state allowance, respectively. During the three months ended March 31, 2012, a decrease in the Company’s valuation allowance of approximately $0.5 million was allocated to accumulated other comprehensive loss in the consolidated balance sheet.

Unrecognized tax benefits under the Income Taxes Topic of the ASC are reserves established for probable loss contingencies that could be reasonably estimated. The Company’s unrecognized tax benefits totaled $2.9 million as of March 31, 2012 and $2.9 million as of December 31, 2011. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $2.9 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.

The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, 2011, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at March 31, 2012 and December 31, 2011 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. As of March 31, 2012 and December 31, 2011, the Company does not have any significant additional jurisdictional tax audits.

(7)    Long-Term Debt

Long-term debt for the Company at March 31, 2012 and December 31, 2011 is shown below (in thousands):

	March 31, 2012	December 31, 2011
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at March 31, 2012, due 2016	$997,500	$1,000,000
Less current portion	(10,000)	(10,000)

Total long-term debt, net of current portion	$987,500	$990,000

The estimated fair value of the Company’s long-term debt at March 31, 2012 and December 31, 2011 was approximately $818.0 million and $795.0 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates, which is a Level 1 input.

As of March 31, 2012 and December 31, 2011, the Company had $62.6 million, net of $12.4 million of outstanding letters of credit, available for additional borrowing under the Revolving Facility.

Pursuant to the Plan, the Company did not make any principal or interest payments on its pre-petition debt during the pendency of the Chapter 11 Cases. In accordance with the Reorganizations Topic of the ASC, as interest on the Pre-Petition Notes subsequent to the Petition Date was not expected to be an allowed claim, the Company did not accrue interest expense on the Pre-Petition Notes during the pendency of the Chapter 11 Cases. Accordingly, $4.8 million was not accrued during the 24 days ended January 24, 2011. The Company continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim per the Plan.

All pre-petition debt was terminated on the Effective Date.

The approximate aggregate maturities of long-term debt for each of the five years subsequent to March 31, 2012 are as follows (in thousands):

Trailing twelve months ending March 31,
2013	$10,000
2014	13,750
2015	31,250
2016	942,500

$997,500

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, the Company paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable five years after the Effective Date (the “Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Term Loan being due and payable on the Maturity Date.

The Credit Agreement Loans are guaranteed by all of the Company’s current and future direct and indirect subsidiaries, other than (x) any subsidiary that is prohibited by applicable law from guaranteeing the obligations under the Credit Agreement Loans and/or providing any security therefor without the consent of a state public utilities commission, and (y) any subsidiary of the Company’s that is a controlled foreign corporation or a subsidiary that is held directly or indirectly by a controlled foreign corporation (the guarantor subsidiaries, together with FairPoint Communications and FairPoint Logistics, are collectively referred to as the “Financing Loan Parties”). The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders' commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of March 31, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.

The Credit Agreement also provides for mandatory prepayments of outstanding balances on the Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances and certain extraordinary cash receipts. Proceeds from such events may be reinvested by the Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test is performed to determine if excess cash flow, as defined in the Credit Agreement, was generated during the year. If the calculation indicates that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow is required to be prepaid against outstanding balances. Any mandatory prepayments are first applied to the Revolving Facility until repaid and then to the Term Loan.

Letters of credit outstanding under the DIP Credit Agreement on the Effective Date were rolled into the Revolving Facility.

(8)    Employee Benefit Plans

The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. One pension plan and one post-retirement healthcare plan cover non-represented employees and both are frozen, therefore no new benefits are being earned by participants nor are new participants becoming eligible for benefits. Participants in the pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee’s age and years of service. The Company makes contributions to the pension plans in amounts sufficient to meet minimum ERISA funding requirements. Payments of benefits under the post-retirement healthcare plans are funded by the Company as benefits are paid.

Annually, the Company remeasures the net liabilities of its pension and other post-retirement healthcare benefits, in accordance with the Compensation—Retirement Benefits Topic of the ASC. As of December 31, 2011, these remeasurements were based on a weighted average discount rate of approximately 4.65%, as well as certain other valuation assumption modifications.

Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, 2011 are presented below (in thousands).

	000000000000000	000000000000000	000000000000000	000000000000000
	Three Months Ended March 31, 2012		Sixty-Six Days Ended March 31, 2011
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,096	$6,784	$2,118	$2,873
Interest cost	3,662	6,182	2,437	3,209
Expected return on plan assets	(3,279)	(8)	(2,422)	(2)
Amortization of actuarial loss	517	1,682	—	—
Plan settlement	356	—	—	—

Net periodic benefit cost	$5,352	$14,640	$2,133	$6,080

	000000000000	000000000000
	Predecessor Company
	Twenty-Four Days Ended January 24, 2011
	Qualified Pension	Post- retirement Healthcare
Service cost	$849	$1,167
Interest cost	934	1,252
Expected return on plan assets	(1,089)	(1)
Amortization of prior service cost	98	276
Amortization of actuarial loss	283	368

Net periodic benefit cost	$1,075	$3,062

The Company expects to contribute approximately $19.8 million to its qualified pension plans and $4.7 million to its post-retirement healthcare plans during the fiscal year 2012. The Company has contributed $5.7 million to its qualified pension plans and $0.6 million to its post-retirement healthcare plans during the first quarter of 2012 and expects to contribute approximately $14.1 million to its qualified pension plans and $4.1 million to its post-retirement healthcare plans during the remainder of fiscal year 2012. The Company's pension plan funding requirements are based on the Pension Protection Act of 2006 and subsequent funding relief passed by Congress and regulations published by the IRS. Contributions to the post-retirement healthcare plans are required as a result of the New Hampshire Merger Order.

For the three months ended March 31, 2012 and 2011, the actual return on the pension plan assets were gains of approximately 5.7% and 3.2%, respectively. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Should the Company’s actual return on plan assets continue to be significantly lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.

(9)    Earnings Per Share

Earnings per share has been computed in accordance with the Earnings Per Share Topic of the ASC. Basic earnings per share of the Company is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Except when the effect would be anti-dilutive, the diluted earnings per share calculation calculated using the treasury stock method includes the impact of stock units, shares of non-vested restricted stock and shares that could be issued under outstanding stock options.

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	0000000000000	0000000000000	0000000000000
			Predecessor Company

	Three Months Ended	Sixty-Six Days Ended	Twenty-Four Days Ended
	March 31, 2012	March 31, 2011	January 24, 2011
Weighted average number of common shares used for basic earnings per share	25,931	25,820	89,424

Effect of potential dilutive shares	—	—	271

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,931	25,820	89,695

Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,916	4,934	712

Weighted average number of common shares used for basic earnings per share excludes 266,157, 360,748 and 16,666 weighted average shares of non-vested restricted stock as of the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, 2011, respectively. Since the Company incurred a loss for the three months ended March 31, 2012 and the 66 days ended March 31, 2011, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share.

(10)    Stockholders’ Deficit

On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock, and reserved 610,309 shares of Common Stock and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the three months ended March 31, 2012 and the 341 days ended December 31, 2011 the Company issued 21,610 and 541,115 shares of Common Stock, respectively, and 1,142 and 6,069 Warrants, respectively, from this reserve. At March 31, 2012, 37,500,000 shares of Common Stock were authorized, 26,215,302 shares of Common Stock and 3,465,601 Warrants to purchase Common Stock were outstanding, and 47,584 shares of Common Stock and 116,801 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases.

(11)    Commitments and Contingencies

(a) Leases

The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.

(b) Legal Proceedings

From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company’s management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on the Effective Date, five of the Chapter 11 Cases are still being resolved.

(c) Service Quality Penalties

The Company’s Northern New England operations are subject to certain retail service quality requirements under separate SQI plans in Maine, New Hampshire and Vermont. The Company’s actual operating performance is measured by certain metrics set forth in the respective SQI plans and failure to meet the stated benchmarks for these performance metrics may result in the assessment of penalties under the respective plans. The Merger Orders or subsequent regulation plan in each state provide that any penalties assessed under the plans be paid by the Company in the form of credits applied to retail customer bills subject to the exception described below with respect to the Vermont Public Service Board (“VPSB”).

As of March 31, 2012 and December 31, 2011, the Company recognized an estimated liability of $3.9 million and $7.5 million, respectively, for service quality penalties based on the Company’s actual results relative to the benchmarks for the performance metrics set forth in the respective SQI plans. Of the estimated liability, $1.5 million and $3.9 million are included in other accrued liabilities, while the remainder of the March 31, 2012 and December 31, 2011 liabilities, respectively, are included in the Claims Reserve.

During the quarter ended March 31, 2012, the VPSB approved the Company’s request to use $2.5 million of the Amended Retail Service Quality Plan penalties to deploy broadband into unserved areas. Approximately $1.1 million of this amount is a pre-bankruptcy liability and, therefore, was included in the Claims Reserve as of December 31, 2011, but has subsequently been reclassified to other accrued liabilities as of March 31, 2012.

All penalties incurred under Maine’s SQI plan through the end of Maine’s last completed fiscal year, July 31, 2011, have been issued in the form of credits applied to retail customers’ bills as of December 31, 2011. No such credits have been issued in New Hampshire or Vermont as of March 31, 2012. However, in New Hampshire, as the result of a New Hampshire PUC (“NHPUC”) order, the Company is required to issue one-time credits to retail customers in June 2012, subject to a decision by the NHPUC on the Company’s petition to use the SQI penalties for an alternative use.

Based on the Company’s current estimate of its service quality penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	000000000000	000000000000	000000000000
			Predecessor Company
	Three Months Ended	Sixty-Six Days Ended	Twenty-Four Days Ended
	March 31, 2012	March 31, 2011	January 24, 2011

Increase (decrease) in liability recorded as a reduction (increase) to revenue	$(1,088)	$(16)	$401
SQI penalties paid out in the form of customer rebates	$—	$(1,804)	$(631)

(d) Performance Assurance Plan Credits

As part of the Merger Orders, the Company adopted a PAP that measures the Company’s performance in the provision for wholesale services to CLECs in the states of Maine, New Hampshire and Vermont. Failure to meet specified performance standards as defined in the provisions of the separate plans in each state may result in penalties being incurred and issued in the form of credits to affected CLECs. As of March 31, 2012 and December 31, 2011, the Company has recorded a reserve of $0.3 million and $4.9 million, respectively, for the estimated amount of PAP penalties incurred that have not yet been credited to CLECs. Penalties assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Penalties for Vermont are recorded as liabilities since a significant portion of these penalty amounts are paid to the VUSF, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. At December 31, 2011, $4.1 million of the total reserve is recorded in the Claims Reserve. None of the reserve is recorded in the Claims Reserve as of March 31, 2012.

During the quarter ended March 31, 2012, the VPSB approved the Company’s request to use $4.1 million of certain accrued PAP penalties to deploy broadband into unserved areas. These accrued PAP penalties were pre-bankruptcy penalties designated to be paid into the VUSF and, therefore, were included in the Claims Reserve as of December 31, 2011, but have subsequently been reclassified to other accrued liabilities as of March 31, 2012.

Based on the Company’s current estimate of its PAP credits in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	00000000000000	00000000000000	00000000000000
			Predecessor Company
	Three Months Ended	Sixty-Six Days Ended	Twenty-Four Days Ended
	March 31, 2012	March 31, 2011	January 24, 2011
Increase in estimated reserve recorded as a reduction to revenue	$205	$785	$629
PAP credits paid out	$(588)	$(2,033)	$(531)

The NHPUC has ordered an audit of the Company's existing PAP in the state of New Hampshire, which commenced in October 2011 and is ongoing. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine PUC and the VPSB, respectively.

(e) Capital Expenditure Obligations

Under a regulatory settlement in New Hampshire, the Company is required to make certain capital expenditures in New Hampshire. Beginning from the date of the Merger, the Company is required to spend $350.4 million through March 31, 2015 in New Hampshire, of which approximately $279.2 million has been spent as of March 31, 2012. The Company expects to timely satisfy the expenditure requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” of the 2011 Annual Report and “Cautionary Note Concerning Forward-Looking Statements” contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in ten sections:

—	Overview

—	Fresh Start Accounting

—	Basis of Presentation

—	Revenues

—	Operating Expenses

—	Results of Operations

—	Off-Balance Sheet Arrangements

—	Critical Accounting Policies

—	New Accounting Standards

—	Liquidity and Capital Resources

Overview

We are a leading communications provider in rural and small urban communities, offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services to residential, business and wholesale customers. We operate in 18 states with approximately 1.3 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of March 31, 2012.

We were incorporated in Delaware in February 1991 for the purpose of acquiring and operating incumbent telephone companies in rural and small urban markets. Many of our telephone companies have served their respective communities for over 80 years.

Access lines have historically been an important element of our business. Communications companies, including FairPoint, continue to experience a decline in access lines due to increased competition, including competition from CLECs, wireless carriers and cable television operators, increased availability of alternative communications services, including wireless and VoIP, and challenging economic conditions. While voice access lines are expected to continue to decline, we expect to offset a portion of this lost revenue with growth in special access, HSD and other broadband service revenue as we continue to build out our network to customers who did not previously have access to such products and to offer more competitive services to existing customers. In addition, due to issues with transitioning certain back-office functions from Verizon’s integrated systems to our systems and the filing for bankruptcy protection under Chapter 11 of the Bankruptcy Code in October 2009, we lost significant market share in recent years. Our strategy is to leverage our ubiquitous network in our Northern New England operations to regain market share, particularly in the business and wholesale markets and for data services.

We offer our IP/Multiple Protocol Label Switched network that is fiber-optic based (the “Next Generation Network”) to support more HSD services and extend fiber into more communities across our Northern New England operations. This fiber-optic build supplies critical infrastructure known as “backhaul” for wireless carriers’ traffic in the region, and addresses the increasing bandwidth needs being driven by new applications for smart phones, tablets and other wireless devices. There are more than 1,600 wireless towers in our Northern New England footprint, most of which we currently provide with cellular backhaul connectivity. Our recent Ethernet network expansion allows us to provide fiber based Ethernet cellular backhaul to more than half of these towers.

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

The Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Northern New England operations were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Telecom Group operations in Maine and Vermont to the price cap model. These operations converted to price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Telecom Group ILECs outside of Maine and Vermont under the rate-of-return or average schedule regime by obtaining a waiver of the FCC’s “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies.

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reform. On November 18, 2011, the FCC released its comprehensive and landmark order to modify the nationwide system of universal support and the Intercarrier Compensation system (referred to hereafter as the “FCC CAF/ICC Order”). In this order, the FCC replaced the existing Universal Service Fund (“USF”) for price cap carriers with its CAF. The intent of the CAF is to bring high speed affordable broadband services to all Americans. The FCC CAF/ICC Order fundamentally reforms the Intercarrier Compensation (“ICC”) system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the modifications to the CAF and ICC rules are intended to benefit consumers and promote the goals of the National Broadband Plan, which called for overhauling these two complex systems to address the modern-day mission of supporting broadband deployment as cost-effectively as possible.

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

In Vermont, our Northern New England service territory operated under an alternative form of regulation since 2006 known as an Amended Incentive Regulation Plan. That plan expired on March 31, 2011. On March 23, 2011, we entered into a Memorandum of Understanding with the Vermont Department of Public Services whereby they agreed to seek approval of the 2011 Incentive Regulation Plan (“2011 IRP”) before the VPSB. The Board approved the 2011 IRP on January 18, 2012, and that plan is effective retroactively to April 1, 2011. We believe the 2011 IRP will decrease the scope of regulation for us in Vermont, providing us with increased ability to compete in the Vermont telecommunications marketplace. Under the 2011 IRP, our exposure to annual retail service quality penalties has been decreased from $10.5 million to $1.65 million and we have pricing discretion with respect to existing and new services other than basic local exchange service.

New legislation was recently signed into law in Maine, which we believe will decrease the scope of regulation for us, providing us with increased ability to compete in the Maine telecommunications marketplace. Under this legislation, our exposure to annual retail service quality penalties, beginning with the fiscal year ending July 31, 2013, has been decreased from $12.5 million to $2.0 million and we have pricing discretion with respect to existing and new services other than provider of last resort responsibilities.

Fresh Start Accounting

On October 26, 2009, we filed the Chapter 11 Cases. On January 13, 2011, the Bankruptcy Court entered the Confirmation Order, which confirmed the Plan.

On January 24, 2011, the Effective Date, we substantially consummated our reorganization through a series of transactions contemplated by the Plan, and the Plan became effective pursuant to its terms.

As of the Effective Date, we were required to adopt fresh start accounting in accordance with guidance under the applicable reorganization accounting rules, pursuant to which our reorganization value, which represents the fair value of an entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets in conformity with guidance under the applicable accounting rules for business combinations, using the purchase method of accounting for business combinations. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets was reflected as goodwill, which was subject to periodic evaluation for impairment and was later determined to be completely impaired at September 30, 2011. In addition to fresh start accounting, our condensed consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Therefore, our condensed consolidated statements of financial position and condensed consolidated statements of operations are not comparable in many respects to our condensed consolidated statements of financial position and condensed consolidated statements of operations for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the Plan, including certain of the historical financial statements contained herein.

While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of combined results of the three months ended March 31, 2012 versus the three months ended March 31, 2011 provides the best analysis of the results of operations. The only statement of operations items impacted by the reorganization are depreciation expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.

Basis of Presentation

We view our business of providing data, voice and communication services to residential, business and wholesale customers as one business segment as defined in the Segment Reporting Topic of the ASC.

Revenues

We derive our revenues from:

•

Voice services.  We receive revenues from our telephone operations from the provision of local exchange, long-distance, local private line, wire maintenance, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Voice services revenues in 2011 also include USF payments for high-cost support, local switching support, long-term support and Interstate Common Line Support. Voice services in 2012 include CAF Phase 1 frozen support payments which replaced all forms of USF payments pursuant to the FCC CAF/ICC order.

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

•

Other services.  We receive revenues from other services, including miscellaneous projects on behalf of third party requests, video services (including cable television and video-over-DSL), billing and collection, directory services, public (coin) telephone and the sale and maintenance of customer premise equipment. Other services also includes revenue we receive from late payment charges to end-users and interexchange carriers.

The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

					Predecessor Company		Combined
	Three Months Ended		Sixty-Six Days Ended		Twenty-Four Days Ended		Three Months Ended
	March 31, 2012		March 31, 2011		January 24, 2011		March 31, 2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$118,177	48%	$91,248	49%	$32,977	50%	$124,225	49%
Access	86,823	35%	68,335	36%	23,023	35%	91,358	36%
Data and Internet services	29,932	12%	20,958	11%	7,537	11%	28,495	11%
Other services	13,542	5%	7,861	4%	2,841	4%	10,702	4%

Total	$248,474	100%	$188,402	100%	$66,378	100%	$254,780	100%

The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011	% Change
Access Line Equivalents:
Residential access lines	631,724	695,916	(9.2)%
Business access lines	309,078	322,106	(4.0)%
Wholesale access lines (1)	72,233	84,667	(14.7)%

Total switched access lines	1,013,035	1,102,689	(8.1)%
HSD subscribers	318,510	297,491	7.1%

Total access line equivalents	1,331,545	1,400,180	(4.9)%

(1)	Wholesale access lines include residential and business resale lines and unbundled network element platform lines.

Operating Expenses

Our operating expenses consist of cost of services and sales, selling, general and administrative expenses and depreciation and amortization.

•

Cost of Services and Sales. Cost of services and sales includes the following costs directly attributable to a service or product: salaries and wages, benefits (including stock based compensation), materials and supplies, contracted services, network access and transport costs, customer provisioning costs, computer systems support and cost of products sold. Aggregate customer care costs, which include billing and service provisioning, are allocated between cost of services and sales and selling, general and administrative expense.

•

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and wages and benefits (including stock based compensation), not directly attributable to a service or product, bad debt charges, taxes other than income, advertising and sales commission costs, customer billing, call center and information technology costs, professional service fees and rent for administrative space.

•	Depreciation and amortization. Depreciation and amortization includes depreciation of our communications network and equipment and amortization of intangible assets.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

The following table sets forth the percentages of revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

				Predecessor Company	Combined
	Three Months Ended		Sixty-Six	Twenty-Four	Three Months Ended
	March 31, 2012		Days Ended	Days Ended	March 31, 2011
	$	% of Revenue	March 31, 2011	January 24, 2011	$	% of Revenue
Revenues	$248,474	100%	$188,402	$66,378	$254,780	100%

Operating expenses:
Costs of services and sales	121,475	49	87,173	38,766	125,939	49
Selling, general and administrative expense	89,428	36	63,482	27,161	90,643	36
Depreciation and amortization	93,207	38	62,779	21,515	84,294	33
Reorganization related (income) expense	(1,392)	(1)	2,736	—	2,736	1

Total operating expenses	302,718	122	216,170	87,442	303,612	119

Loss from operations	(54,244)	(22)	(27,768)	(21,064)	(48,832)	(19)
Interest expense	(17,028)	(7)	(12,491)	(9,321)	(21,812)	(9)
Other income (expense)	302	—	481	(132)	349	—

Loss before reorganization items and income taxes	(70,970)	(29)	(39,778)	(30,517)	(70,295)	(28)
Reorganization items	—	—	—	897,313	897,313	353

(Loss) income before income taxes	(70,970)	(29)	(39,778)	866,796	827,018	325
Income tax benefit (expense)	24,258	10	15,355	(279,889)	(264,534)	(104)

Net (loss) income	$(46,712)	(19)%	$(24,423)	$586,907	$562,484	221%

Revenues

Revenues decreased $6.3 million (2%) to $248.5 million in the first quarter of 2012 compared to the same period in 2011. We derive our revenues from the following sources:

Voice services. Voice services revenues decreased $6.0 million (5%) to $118.2 million during the first quarter of 2012 compared to the same period in 2011. This decrease in voice services revenues is primarily attributable to a reduction in local service revenues which have been impacted by an 8.1% decline in total switched access lines in service at March 31, 2012 compared to March 31, 2011, and partially offset by a $1.5 million decline in SQI penalties and a $1.1 million decline in PAP penalties recorded during the first quarter of 2012 as compared to the first quarter of 2011. The decrease in the number of voice access lines is attributable to an increase in competition and our customers’ use of alternative technologies.

Access. Access revenues decreased $4.5 million (5%) to $86.8 million during the first quarter of 2012 compared to the same period in 2011. Growth in special access revenue is being offset by declines in switched access revenues as minutes of use decline. Switched access revenues decreased primarily due to an 8.1% decline in total switched access lines in service at March 31, 2012 compared to March 31, 2011.

Data and Internet services. Data and Internet services revenues increased $1.4 million (5%) to $29.9 million in the first quarter of 2012 compared to the same period in 2011. The increase was primarily attributable to a 7.1% increase in the number of HSD subscribers from March 31, 2012 to March 31, 2011 resulting from our expanded HSD footprint, bundling and other marketing efforts.

Other services. Other services revenues increased $2.8 million to $13.5 million in the first quarter of 2012 compared to the same period in 2011. This increase is mainly associated with an increase in the completion of special construction projects and the collection of late payment fees.

Operating Expenses

Cost of services and sales. Cost of services and sales decreased $4.5 million (4%) to $121.5 million in the first quarter of 2012 compared to the same period in 2011. In the first quarter of 2012, we experienced a decrease in employee expenses and a reduction in access expense associated with providing long distance and data and Internet services. The decrease in employee expenses is attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011, partially offset by additional severance expenses incurred during the three months ended March 31, 2012.

Selling, general and administrative. Selling, general and administrative expenses decreased $1.2 million (1%) to $89.4 million for the first quarter of 2012 compared to the same period in 2011. This is largely attributable to a $7.4 million decrease in bad debt expense and a decrease in employee expenses attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011. These decreases were entirely offset by a $7.6 million increase in qualified pension and post-retirement healthcare expenses and an increase in severance expense incurred during the three months ended March 31, 2012. The reduction in bad debt expense is primarily due to the settlements with wholesale carriers and a significant improvement in accounts receivable aging.

Depreciation and amortization. Depreciation and amortization expense increased $8.9 million to $93.2 million in the first quarter of 2012 compared to the same period in 2011. This increase is comprised of a $9.6 million increase in depreciation expense offset by a $0.7 million decrease in amortization of intangible assets. In conjunction with the adoption of fresh start accounting, our assets and liabilities were recorded at fair value. On the Effective Date, while the carrying value of property, plant and equipment was written down to fair value, the remaining useful lives established were, in general, shorter than their original estimated useful lives. This has resulted in an increase in depreciation expense from the prior year.

Reorganization related (income) expense.     Reorganization related (income) expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. Reorganization related (income) expense increased $4.1 million to $1.4 million income in the first quarter of 2012 compared to $2.7 million expense in the same period of 2011. During the three months ended March 31, 2012, reorganization related expense is comprised of a $1.8 million reversal of a portion of the Claims Reserve due to several favorable settlements during the quarter and an estimation of future favorable settlements, offset by $0.4 million of restructuring professional fees primarily related to continuing work to settle outstanding claims. During the three months ended March 31, 2011, reorganization related expense is mainly comprised of $3.4 million of restructuring professional fees.

Other Results

Interest expense.     Interest expense decreased $4.8 million to $17.0 million in the first quarter of 2012 compared to the same period in 2011. This decrease is mainly driven by a reduction in long-term debt on the Effective Date.

Other income (expense).     Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income remained flat at $0.3 million for the first quarter of 2012 compared to the same period in 2011.

Reorganization items.     Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 4 to the condensed consolidated financial statements.

Income taxes.     The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended March 31, 2012 and 2011 was 34.2% benefit and 32.0% expense, respectively. The effective income tax rate for the three months ended March 31, 2012 was primarily impacted by an increase in the valuation allowance, offset by state taxes. The effective tax rate for the three months ended March 31, 2011 was primarily impacted by certain non-taxable cancellation of indebtedness income resulting from our emergence from Chapter 11 protection.

Net (loss) income.     Net loss for the three months ended March 31, 2012 was $46.7 million compared to net income of $562.5 million for the same period in 2011. The difference in net (loss) income between 2012 and 2011 is a result of the factors discussed above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our critical accounting policies are as follows:

•	Fresh start accounting;

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Accounting for qualified pension and other post-retirement healthcare benefits;

•	Accounting for income taxes;

•	Depreciation of property, plant and equipment;

•	Stock-based compensation;

•	Valuation of long-lived assets, including goodwill; and

•	Accounting for software development costs.

There have been no material changes to our Critical Accounting Policies described in our 2011 Annual Report.

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

In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and IFRS. This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, and is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

Summary

Upon our emergence from Chapter 11 protection on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. The adoption of fresh start accounting resulted in a new reporting entity. Accordingly, our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed consolidated statement of cash flows are not comparable in many respects to our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed consolidated statement of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

Our short-term and long-term liquidity needs primarily arise from: (i) interest and principal payments on our indebtedness; (ii) capital expenditures; (iii) working capital requirements as may be needed to support and grow our business; and (iv) contributions to our qualified pension plan and payments under our post-retirement healthcare plans. Our current and future liquidity is greatly dependent upon our operating results. We expect that our primary sources of liquidity will be cash flow from operations, cash on hand and funds available under the Revolving Facility.

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

Cash and cash equivalents at March 31, 2012 totaled $35.8 million compared to $17.4 million at December 31, 2011, excluding restricted cash of $18.6 million and $25.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims

Reserve, we are permitted to reclaim restricted cash from the Cash Claims Reserve of up to $32.6 million. As of March 31, 2012, we had reclaimed $11.0 million of such restricted cash, of which $4.8 million was reclaimed during the three months ended March 31, 2012. There is no certainty that we will reclaim any, or all, of the $9.8 million restricted cash balance remaining in the Cash Claims Reserve at March 31, 2012.

Cash Flows

Net cash provided by (used in) operating activities was $47.1 million, $46.7 million and ($81.1) million for the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, 2011, respectively. Net cash provided by operating activities for the three months ended March 31, 2012 and the 66 days ended March 31, 2011 represents the operating activities of the Company after the Effective Date; however, it includes payment of $5.6 million and $26.5 million, respectively, in claims of the Predecessor Company, of which $3.0 million and $23.9 million, respectively, of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. In addition, during the first quarter of 2012, $5.3 million of the Cash Claims Reserve was reclassified to another restricted cash account in conjunction with the VPSB’s approval of our request to use these funds to deploy broadband in unserved areas of Vermont and $4.8 million was reclaimed by the Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011, no payments of interest were made on the Pre-Petition Credit Facility, resulting in an increase in cash provided by operations of $9.0 million. Upon the Effective Date, we began paying interest on our outstanding debt in the normal course, which is reflected as cash used by operations during the three months ended March 31, 2012 and 66 days ended March 31, 2011.

Net cash used in investing activities was $25.9 million, $41.2 million and $12.5 million for the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, respectively, and is mainly comprised of capital expenditures for all periods.

Net cash used in financing activities was $2.7 million, $0.3 million and $1.7 million for the three months ended March 31, 2012, the 66 days ended March 31, 2011 and the 24 days ended January 24, respectively. We paid $2.4 million of loan origination costs on the Credit Agreement, of which $0.9 million and $1.5 million were paid during the 66 days ended March 31, 2011 and the 24 days ended January 24, 2011, respectively.

We expect to contribute approximately $19.8 million to our Company sponsored qualified pension plans, as required by the Pension Protection Act of 2006, and approximately $4.7 million to our post-retirement healthcare plans in 2012. As of March 31, 2012, we have contributed a total of $6.3 million to these plans.

Capital Expenditures

We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first quarter of 2012, our capital expenditures totaled $26.3 million. We expect capital expenditures will increase for the remainder of 2012, primarily due to expansion of our broadband footprint in New Hampshire in accordance with a regulatory commitment to reach 95% of our customers in the state by March 31, 2013. We anticipate that we will fund future capital expenditures through cash flows from operations, cash on hand and funds available under the Revolving Facility.

Debt

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, we paid to the lenders providing the Revolving Facility an aggregate fee equal to

$1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum, which base rate is equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable on the Maturity Date; provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Credit Agreement being due and payable on the Maturity Date. As of March 31, 2012, we had approximately $62.6 million, net of approximately $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility.

The Credit Agreement Loans are guaranteed by the Financing Loan Parties. The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of March 31, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.

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

Our DIP Facility

In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that may be issued to third parties for our account (the “DIP Financing”). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. On March 11, 2010, the Bankruptcy Court issued a final order relating to the DIP Financing, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court, of which up to $30.0 million was available in the form of one or more letters of credit that could be issued to third parties for the DIP Borrowers’ account.

On the Effective Date, the DIP Credit Agreement was converted into the new $75.0 million Revolving Facility with a five-year term. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Credit Agreement on the Effective Date.

Our Pre-Petition Credit Facility

Our $2,030.0 million Pre-Petition Credit Facility consisted of a non-amortizing revolving facility in an aggregate principal amount of $200.0 million, a senior secured term loan A facility in an aggregate principal amount of $500.0 million, a senior secured term loan B facility in the aggregate principal amount of $1,130.0 million (together with the term loan A facility, the “Pre-Petition Term Loan”) and a delayed draw term loan facility in an aggregate principal amount of $200.0 million (the “Pre-Petition Delayed Draw Term Loan”). Spinco drew $1,160.0 million under the Pre-Petition Term Loan immediately prior to being spun off by Verizon, and then FairPoint drew $470.0 million under the Pre-Petition Term Loan and $5.5 million under the Pre-Petition Delayed Draw Term Loan concurrently with the closing of the Merger. Subsequent to the Merger, we borrowed the remaining $194.5 million available under the Pre-Petition Delayed Draw Term Loan. These funds were used for certain capital expenditures and other expenses associated with the Merger.

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

Pursuant to our offer to exchange the Old Notes for the New Notes (the “Exchange Offer”), on July 29, 2009, we exchanged $439.6 million in aggregate principal amount of the Old Notes (which amount was equal to approximately 83% of the then outstanding Old Notes) for $458.5 million in aggregate principal amount of the New Notes (which amount included New Notes issued to tendering note holders as payment for accrued and unpaid interest on the exchanged Old Notes up to, but not including, the July 29, 2009 settlement date of the Exchange Offer).

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

We are required to make certain capital expenditures pursuant to the Regulatory Settlements. See note 11.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2012, we had total debt of $997.5 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins. As of March 31, 2012, the fair value of our debt was approximately $818.0 million based on the market price of our debt at that date. Our Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million.

As of March 31, 2012, we had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility. Interest payments on the Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the three months ended March 31, 2012, the actual rate of return on the pension plan assets was a gain of approximately 5.7%. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to contribute additional funds to the pension plan.

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

Based upon this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective due to the following material weakness which was identified in our 2011 Annual Report and which remains in existence as of the date of this report:

—	Procedures for the review of our income tax provision and supporting schedules were not adequate to identify and correct errors in a timely manner.

Our management has initiated a number of steps designed to remediate this issue as discussed below.

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

During the year ended December 31, 2011, our management completed the following improvements to address the material weakness relating to our review of our internal tax provision and supporting schedules which were not adequate to identify and correct errors in a timely manner:

—	Streamlined the process for preparation of quarterly income tax provisions; and
—	Contracted with a major accounting firm to assist with the preparation and review of the quarterly and year-end tax provision and related schedules.

We are committed to continuing to improve our internal control processes and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may identify additional measures to address the material weakness described above or other deficiencies. Our management, with the oversight of the audit committee of our board of directors, will continue to assess and take steps to enhance the overall design and capability of our control environment in the future.

In addition to the actions described above, we continue to refine our processes to improve control and process effectiveness and efficiency. Such process refinements have been applied to virtually all processes for the Northern New England operations, including information technology, order provisioning, customer billing, payment processing, credit and collections, inventory management, accounts payable, payroll, human resource administration, tax and general ledger accounting.

With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, five of the Chapter 11 Cases are still in the process of being resolved.

Item 1A. Risk Factors.

During the quarter ended March 31, 2012, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2012, pursuant to the Plan, the Company issued (i) 21,610 shares of Common Stock in the aggregate to holders of allowed unsecured claims against FairPoint Communications (“FairPoint Communications Unsecured Claims”) under the Plan, and (ii) Warrants to purchase an aggregate of 1,142 shares of Common Stock, subject to adjustment upon the occurrence of certain events described in the Warrant Agreement, to holders of FairPoint Communications Unsecured Claims under the Plan.

Based on the Confirmation Order, the Company relied on Section 1145(a)(1) of the Bankruptcy Code to issue the new securities described above.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: May 3, 2012	By:	/s/ Ajay Sabherwal

		Name:	Ajay Sabherwal
		Title:	Executive Vice President
and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
10.1	Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)
10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)
10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)
10.4	Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)
10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)
10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)
10.7	Form of Director Indemnity Agreement.(4)
10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)
10.12	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)
10.13	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.14	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.15	FairPoint Communications, Inc. Incentive Recoupment Policy. †*
10.16	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)
10.17	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)
10.18	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)
10.19	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)
10.20	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)
10.21	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)
10.22	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)
10.23	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)
10.24	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*‡
99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

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