Form 10-Q
period 2012-06-30
FAIRPOINT COMMUNICATIONS INC
filed 2012-08-03
CIK 1062613

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 27, 2012, there were 26,233,189 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	5

	Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011 (Predecessor Company) (Unaudited)	6

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011 (Predecessor Company) (Unaudited)	7

	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended June 30, 2012 (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011 (Predecessor Company) (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

	Signatures	41

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Quarterly Report on Form 10-Q for our quarter ended June 30, 2012 (this “Quarterly Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

•

the effects of regulation, including restrictions and obligations imposed by federal and state regulators as a condition to the approval of the Merger (as defined herein) and the Plan (as defined hereinafter);

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives and labor negotiations, and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	risks related to our reported financial information and operating results including with respect to our adoption of fresh start accounting;

•	changes in federal and state regulatory policies, procedures and mechanisms, including but not limited to the availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our Company-sponsored qualified pension plans and post-retirement healthcare plans; and

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

•	“Northern New England operations” refers to the local exchange business acquired from Verizon and certain of its subsidiaries after giving effect to the Merger.

•	“Telecom Group” refers to FairPoint, exclusive of our acquired Northern New England operations.

•	“Predecessor Company” refers to all periods as of and preceding the Effective Date (as defined hereinafter).

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$43,770	$17,350
Restricted cash	13,889	24,446
Accounts receivable, net	102,654	104,298
Prepaid expenses	19,464	18,346
Other current assets	3,201	3,312
Deferred income tax, net	16,425	17,915

Total current assets	199,403	185,667
Property, plant and equipment (net of $463.2 million and $280.5 million accumulated depreciation, respectively)	1,543,062	1,663,065
Intangible assets (net of $16.0 million and $10.4 million accumulated amortization, respectively)	122,568	128,145
Debt issue costs, net	1,446	1,779
Restricted cash	651	651
Other assets	10,309	10,338

Total assets	$1,877,439	$1,989,645

Liabilities and Stockholders’ Deficit
Current portion of long-term debt	$10,000	$10,000
Current portion of capital lease obligations	1,224	1,252
Accounts payable	61,836	65,184
Claims payable and estimated claims accrual	2,753	22,839
Accrued interest payable	502	508
Other accrued liabilities	71,453	54,348

Total current liabilities	147,768	154,131

Capital lease obligations	2,085	2,690
Accrued pension obligation	156,107	157,961
Employee benefit obligations	556,305	531,634
Deferred income taxes	200,796	245,369
Other long-term liabilities	13,784	14,003
Long-term debt, net of current portion	985,000	990,000

Total long-term liabilities	1,914,077	1,941,657

Total liabilities	2,061,845	2,095,788

Commitments and contingencies (See Note 11)

Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,232,652 and 26,197,142 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	262	262
Additional paid-in capital	504,217	502,034
Retained deficit	(498,730)	(414,945)
Accumulated other comprehensive loss	(190,155)	(193,494)

Total stockholders’ deficit	(184,406)	(106,143)

Total liabilities and stockholders’ deficit	$1,877,439	$1,989,645

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Three Months ended June 30, 2012 and 2011, Six Months ended June 30, 2012,

One Hundred Fifty-Seven Days ended June 30, 2011 and Twenty-Four Days ended January 24, 2011

(Unaudited)

(in thousands, except per share data)

			Six Months Ended June 30, 2012	One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
					Twenty-Four Days Ended January 24, 2011
	Three Months Ended June 30,
	2012	2011
Revenues	$243,453	$262,636	$491,927	$451,038	$66,378

Operating expenses:
Cost of services and sales, excluding depreciation and amortization	103,960	114,468	225,435	201,641	38,766
Selling, general and administrative expense, excluding depreciation and amortization	86,712	88,316	176,140	151,798	27,161
Depreciation and amortization	93,780	90,614	186,987	153,393	21,515
Reorganization related (income) expense	(2,823)	2,510	(4,215)	5,246	—

Total operating expenses	281,629	295,908	584,347	512,078	87,442

Loss from operations	(38,176)	(33,272)	(92,420)	(61,040)	(21,064)

Other income (expense):
Interest expense	(16,983)	(16,996)	(34,011)	(29,487)	(9,321)
Other	(125)	350	177	831	(132)

Total other expense	(17,108)	(16,646)	(33,834)	(28,656)	(9,453)

Loss before reorganization items and income taxes	(55,284)	(49,918)	(126,254)	(89,696)	(30,517)
Reorganization items	—	—	—	—	897,313

(Loss) income before income taxes	(55,284)	(49,918)	(126,254)	(89,696)	866,796
Income tax benefit (expense)	18,211	22,821	42,469	38,176	(279,889)

Net (loss) income	$(37,073)	$(27,097)	$(83,785)	$(51,520)	$586,907

Weighted average shares outstanding:
Basic	25,984	25,840	25,958	25,831	89,424

Diluted	25,984	25,840	25,958	25,831	89,695

(Loss) earnings per share:
Basic	$(1.43)	$(1.05)	$(3.23)	$(1.99)	$6.56

Diluted	$(1.43)	$(1.05)	$(3.23)	$(1.99)	$6.54

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income

Three Months ended June 30, 2012 and 2011, Six Months ended June 30, 2012,

One Hundred Fifty-Seven Days ended June 30, 2011 and Twenty-Four Days ended January 24, 2011

(Unaudited)

(in thousands)

			Six Months Ended June 30, 2012	One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
					Twenty-Four Days Ended January 24, 2011
	Three Months Ended June 30,
	2012	2011
Net (loss) income	$(37,073)	$(27,097)	$(83,785)	$(51,520)	$586,907

Other comprehensive income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $0.3 million, $0, $0.8 million, $0 and $0.5 million tax expense, respectively)	1,269	—	3,339	—	493

Total other comprehensive income	1,269	—	3,339	—	493

Comprehensive (loss) income	$(35,804)	$(27,097)	$(80,446)	$(51,520)	$587,400

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

Six Months Ended June 30, 2012

(Unaudited)

(in thousands)

			Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ deficit

	Common Stock
	Shares	Amount
Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)

Net loss	—	—	—	(83,785)	—	(83,785)
Issuance of Common Stock	49	—	—	—	—	—
Forfeiture of restricted stock	(20)	—	—	—	—	—
Exercise of stock options	7	—	30	—	—	30
Stock based compensation expense	—	—	2,153	—	—	2,153
Employee benefit adjustment to comprehensive income	—	—	—	—	3,339	3,339

Balance at June 30, 2012	26,233	$262	$504,217	$(498,730)	$(190,155)	$(184,406)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012, One Hundred Fifty-Seven Days Ended June 30, 2011

and Twenty-Four Days Ended January 24, 2011

(Unaudited)

(in thousands)

		One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
	Six Months Ended June 30, 2012		Twenty-Four Days Ended January 24, 2011

Cash flows from operating activities:
Net (loss) income	$(83,785)	$(51,520)	$586,907

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(43,315)	(35,213)	279,868
Provision for uncollectible revenue	1,297	10,070	3,454
Depreciation and amortization	186,987	153,393	21,515
Post-retirement healthcare	25,846	12,850	2,654
Qualified pension	(869)	4,779	986
Other non cash items	457	22	97
Changes in assets and liabilities arising from operations:
Accounts receivable	401	(619)	(7,752)
Prepaid and other assets	(1,269)	4,921	(3,423)
Restricted cash	(9,966)	—	—
Accounts payable and accrued liabilities	6,389	7,790	26,627
Accrued interest payable	(6)	183	9,017
Other assets and liabilities, net	(440)	(1,457)	177
Reorganization adjustments:
Non-cash reorganization income	(4,954)	(709)	(917,358)
Claims payable and estimated claims accrual	(7,518)	(55,858)	(1,096)
Restricted cash - cash claims reserve	20,041	46,932	(82,764)

Total adjustments	173,081	147,084	(667,998)

Net cash provided by (used in) operating activities	89,296	95,564	(81,091)

Cash flows from investing activities:
Net capital additions	(58,327)	(93,369)	(12,477)
Distributions from investments	572	618	—

Net cash used in investing activities	(57,755)	(92,751)	(12,477)

Cash flows from financing activities:
Loan origination costs	—	(884)	(1,500)
Repayments of long-term debt	(5,000)	—	—
Restricted cash	483	1,372	34
Proceeds from exercise of stock options	30	—	—
Repayment of capital lease obligations	(634)	(505)	(201)

Net cash used in financing activities	(5,121)	(17)	(1,667)

Net change	26,420	2,796	(95,235)
Cash, beginning of period	17,350	10,262	105,497

Cash, end of period	$43,770	$13,058	$10,262

Supplemental disclosure of cash flow information:
Capital additions included in accounts payable or claims payable and estimated claims accrual at period-end	$—	$3,297	$1,818
Reorganization costs paid	$620	$16,857	$11,110
Non-cash settlement of claims payable	$7,668	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Principles of Consolidation

Organization

FairPoint is a leading communications provider in rural and small urban communities offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services, to residential, business and wholesale customers. FairPoint operates in 18 states with approximately 1.3 million access line equivalents (including voice access lines and high speed data (“HSD”), which includes digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2012.

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

(b) Revenue Recognition

Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access (including pooling), voice services, Connect America Fund (“CAF”) receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”). Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs approved by the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the Federal Communications Commission (the “FCC”).

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

Service quality index (“SQI”) penalties and certain performance assurance plan (“PAP”) penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the Competitive Local Exchange Carrier (“CLEC”) bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund (“VUSF”), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Effective August 10, 2012, the SQI penalty plan in New Hampshire will be eliminated.

Revenue is recognized net of tax collected from customers and remitted to governmental authorities.

Management makes estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts.

(c) Restricted Cash

As of June 30, 2012, the Company had $14.5 million of restricted cash, of which $2.8 million is reserved for payment of outstanding bankruptcy claims (the “Cash Claims Reserve”), $6.6 million is reserved for broadband build-out in Vermont, $3.3 million is reserved for broadband build-out in New Hampshire, $1.1 million is reserved for removal of dual poles in Vermont and $0.7 million is restricted for other purposes. See note 4 for further discussion of the reorganization under chapter 11.

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

(e) Business Segments

Management views its business of providing data, video and voice communication services to residential, wholesale and business customers as one reportable segment as defined in the Segment Reporting Topic of the Accounting Standards Codification (“ASC”). The Company’s services consist of retail and wholesale telecommunications and data services, including voice and HSD in 18 states. The Company’s chief operating decision maker assesses operating performance and allocates resources based on the consolidated results.

(3)	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this amendment to the ASC did not have a material impact on the Company’s condensed consolidated financial statements.

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

On June 30, 2011, the Bankruptcy Court entered a final decree closing certain of the Company’s bankruptcy cases due to such cases being fully administered. Of the 80 original bankruptcy cases, only five remain open. These cases are FairPoint Communications, Inc. (Case No. 09-16335), Northern New England Telephone Operations LLC (Case No. 09-16365), Telephone Operating Company of Vermont LLC (Case No. 09-16410), MJD Services Corp. (Case No. 09-16366) and Enhanced Communications of Northern New England Inc. (Case No. 09-16349).

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

Reorganization Items

Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases and are presented separately in the condensed consolidated statement of operations for the twenty-four days ended January 24, 2011 pursuant to the Reorganizations Topic of the ASC. Such items consist of the following (in thousands):

Predecessor Company
Twenty-Four Days Ended January 24, 2011
Professional fees (a)	$(13,965)
Cancellation of debt income (b)	1,351,057
Goodwill adjustment (c)	(351,931)
Intangible assets adjustment (c)	(30,381)
Property, plant and equipment adjustment (c)	(56,258)
Qualified pension and post-retirement healthcare adjustment (c)	22,076
Other assets and liabilities adjustment (c)	(16,037)
Tax account adjustments (c)	4,313
Other (d)	(11,561)

Total reorganization items	$897,313

(a)	Professional fees relate to legal, financial advisory and other professional costs directly associated with the reorganization process.
(b)	Net gains and losses associated with the settlement of liabilities subject to compromise, of which $1,351,055 was recognized on the Effective Date.
(c)	Revaluation of long lived assets and certain assets and liabilities upon adoption of fresh start accounting.
(d)	Includes expenses associated with the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”): adopted as part of the Plan, the FairPoint Litigation Trust (the “Litigation Trust”) which was entered into as part of the Plan and the write-off of the Predecessor Company’s long term incentive plan and director and officer policy.

Professional fees directly associated with the reorganization process that have been incurred after the Effective Date are included in operating expenses as Reorganization related expense in the condensed consolidated statements of operations.

Magnitude of Claims

As of July 27, 2012, claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. Through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $10.1 million of these claims have been withdrawn by the respective creditors and $7.7 million of these claims remain open, pending settlement or objection resolution.

On the Effective Date, the Company distributed cash, entered into the Credit Agreement, and issued shares of Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established the Cash Claims Reserve of $82.8 million and reserved 72,754 shares of Common Stock and Warrants to purchase 124,012 shares of Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of July 27, 2012, has been decreased to $2.8 million. As of July 27, 2012, 47,584 shares of Common Stock and Warrants to purchase 116,801 shares of Common Stock remain to be distributed in satisfaction of pending claims.

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

The adoption of fresh start accounting resulted in a new reporting entity. The financial statements as of January 24, 2011 and for subsequent periods report the results of a new entity with no beginning retained earnings. With the exception of deferred taxes and assets and liabilities associated with pension and post-retirement healthcare plans, which were recorded in accordance with the Income Taxes Topic of the ASC and the Compensation Topic of the ASC, respectively, all of the new entity’s assets and liabilities were recorded at their estimated fair values upon the Effective Date and the Predecessor Company’s retained deficit and accumulated other comprehensive loss were eliminated. Any presentation of the new entity’s financial position and results of operations is not comparable to prior periods.

In accordance with fresh start accounting, the Company also recorded the debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion, which was determined in conjunction with the confirmation of the Plan in part based on a set of financial projections for the post-emergence entity. The enterprise value was dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. These projections were prepared in connection with the Plan and the Chapter 11 Cases. The projections were based on information available to the Company and assumptions known to the Company as of March 2010; however, certain projected financial information was revised in connection with a subsequent review of the Company’s financial forecast in December 2010. Projections are inherently subject to uncertainties and risks and the Company’s actual results and financial condition have varied from those contemplated by the projections and other financial information provided to the Bankruptcy Court. The Company believes that because such projections and other financial information are now out of date and because of developments with respect to the Company’s business since such projections were prepared, these projections should not be relied upon.

(5)	Dividends

The Company currently does not pay a dividend on its Common Stock and does not expect to implement the payment of dividends in the foreseeable future.

(6)	Income Taxes

The Company recorded an income tax benefit for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and the 157 days ended June 30, 2011 of $18.2 million, $22.8 million, $42.5 million and $38.2 million, respectively, and an income tax expense for the 24 days ended January 24, 2011 of $279.9 million.

For the three months ended June 30, 2012, the effective tax rate on $55.3 million of pre-tax loss was 32.9%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.

For the three months ended June 30, 2011, the effective tax rate on $49.9 million of pre-tax loss was 45.7%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment. Without the prior period adjustment the effective tax rate would have been 38.9%.

For the six months ended June 30, 2012, the effective tax rate on $126.3 million of pre-tax loss was 33.6%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.

For the 157 days ended June 30, 2011, the effective tax rate on $89.7 million of pre-tax loss was 42.6%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment. Without the prior period adjustment the effective tax rate would have been 38.9%.

For the 24 days ended January 24, 2011, the effective tax rate on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.

At June 30, 2012, the Company had gross federal NOL carryforwards of $164.7 million after taking into consideration the estimated NOL tax attribute reduction of $562.6 million resulting from the Company’s discharge of indebtedness upon emergence from Chapter 11 protection in 2011. The Company’s remaining federal NOL carryforwards will expire from 2021 to 2031. At June 30, 2012, the Company had a net, after attribute reduction, state NOL deferred tax asset of $10.1 million. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an “ownership change” within the meaning of the U.S. Federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.

During the 24 days ended January 24, 2011, the Predecessor Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no additional income from the discharge of indebtedness for the 157 days ended June 30, 2011, however the Company did recognize additional tax benefits due to a change in the amount of its deferred tax liability related to a tax attribute reduction from the discharge of indebtedness. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. The Company has not finalized its assessment of the tax effects resulting from its emergence from Chapter 11 protection and this estimate, as well as the Plan’s effect on all tax attributes, is subject to revision, which could be significant.

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

At June 30, 2012 and December 31, 2011, the Company established a valuation allowance against its deferred tax assets of $181.8 million and $172.9 million, respectively, which consist of a $153.2 million and $144.9 million Federal allowance, respectively, and a $28.6 million and $28.0 million state allowance, respectively. During the three and six months ended June 30, 2012, a decrease in the Company’s valuation allowance of approximately $0.5 million and $1.0 million, respectively, was allocated to accumulated other comprehensive loss in the consolidated balance sheet.

Unrecognized tax benefits under the Income Taxes Topic of the ASC are reserves established for probable loss contingencies that could be reasonably estimated. The Company’s unrecognized tax benefits totaled $3.9 million as of June 30, 2012 and $2.9 million as of December 31, 2011. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $2.9 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.

The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at June 30, 2012 and December 31, 2011 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2005. As of June 30, 2012 and December 31, 2011, the Company does not have any significant additional jurisdictional tax audits.

(7)	Long-Term Debt

Long-term debt for the Company at June 30, 2012 and December 31, 2011 is shown below (in thousands):

	June 30, 2012	December 31, 2011
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at June 30, 2012, due 2016	$995,000	$1,000,000
Less current portion	(10,000)	(10,000)

Total long-term debt, net of current portion	$985,000	$990,000

The estimated fair value of the Company’s long-term debt at June 30, 2012 and December 31, 2011 was approximately $870.6 million and $795.0 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates, which is a Level 2 input.

As of June 30, 2012 and December 31, 2011, the Company had $62.6 million, net of $12.4 million of outstanding letters of credit, available for additional borrowing under the Revolving Facility.

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

All pre-petition debt was terminated on the Effective Date.

The approximate aggregate maturities of long-term debt for each of the four years subsequent to June 30, 2012 are as follows (in thousands):

Trailing twelve months ending June 30,
2013	$10,000
2014	17,500
2015	37,500
2016	930,000

$995,000

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, the Company paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) applicable LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable five years after the Effective Date (the “Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Term Loan being due and payable on the Maturity Date. During the six months ended June 30, 2012, the Company made $5.0 million of such principal payments on the Term Loan.

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

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of June 30, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.

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

The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The pension plan and the post-retirement healthcare plan which cover non-represented employees are frozen, therefore no new benefits are being earned by participants nor are new participants becoming eligible for benefits in these plans. Participants in the pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee’s age and years of service. The Company makes contributions to the pension plans in amounts sufficient to meet minimum ERISA funding requirements. Payments of benefits under the post-retirement healthcare plans are funded by the Company as the benefits are paid.

Annually, the Company remeasures the net liabilities of its pension and other post-retirement healthcare benefits, in accordance with the Compensation—Retirement Benefits Topic of the ASC. As of December 31, 2011, these remeasurements were based on a weighted average discount rate of approximately 4.65%, as well as certain other valuation assumptions.

Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011 are presented below (in thousands).

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$4,096	$6,784	$3,177	$4,310
Interest cost	3,637	6,183	3,655	4,813
Expected return on plan assets	(3,252)	(9)	(3,634)	(3)
Amortization of actuarial loss	525	1,682	—	—

Net periodic benefit cost	$5,006	$14,640	$3,198	$9,120

					Predecessor Company
	Six Months Ended June 30, 2012		One Hundred Fifty-Seven Days Ended June 30, 2011		Twenty-Four Days Ended January 24, 2011
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$8,192	$13,568	$5,295	$7,183	$849	$1,167
Interest cost	7,299	12,365	6,092	8,022	934	1,252
Expected return on plan assets	(6,531)	(17)	(6,056)	(5)	(1,089)	(1)
Amortization of prior service cost	—	—	—	—	98	276
Amortization of actuarial loss	1,042	3,364	—	—	283	368
Plan settlement	356	—	—	—	—	—

Net periodic benefit cost	$10,358	$29,280	$5,331	$15,200	$1,075	$3,062

The Company expects to contribute approximately $19.8 million to its qualified pension plans and $4.7 million to its post-retirement healthcare plans during 2012. The Company has contributed $11.5 million to its qualified pension plans and $1.5 million to its post-retirement healthcare plans during the first six months of 2012. The Company’s pension plan funding requirements are based on the Pension Protection Act of 2006. Certain contributions to the post-retirement healthcare plans’ plan assets are required as a result of the New Hampshire Merger Order; however, those requirements will be eliminated effective August 10, 2012.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. The Act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions in determining funded status and funding obligations.

For the three and six months ended June 30, 2012 and 2011, the actual return on the pension plan assets were (losses) gains of approximately (1.9%) and 3.6%, respectively, and 1.8% and 5.0%, respectively. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Should the Company’s actual return on plan assets continue to be lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.

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

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

			Six Months Ended June 30, 2012	One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
	Three Months Ended				Twenty- Four Days Ended January 24, 2011
	June 30, 2012	June 30, 2011
Weighted average number of common shares used for basic earnings per share	25,984	25,840	25,958	25,831	89,424
Effect of potential dilutive shares	—	—	—	—	271

Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,984	25,840	25,958	25,831	89,695

Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,877	4,818	4,877	4,818	712

Weighted average number of common shares used for basic earnings per share excludes 230,090, 355,607, 248,123, 357,768 and 16,666 weighted average shares of non-vested restricted stock as of the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, respectively. Since the Company incurred a loss for the three months ended June 30, 2012 and 2011, the six months ended June 30, 2012 and the 157 days ended June 30, 2011, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share. Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include Warrants and non-vested restricted stock and stock options issued under the Long Term Incentive Plan.

(10)	Stockholders’ Deficit

On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock, and reserved 610,309 shares of Common Stock and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the six months ended June 30, 2012 and the 341 days ended December 31, 2011 the Company issued 21,610 and 541,115 shares of Common Stock, respectively, and 1,142 and 6,069 Warrants, respectively, from this reserve. At June 30, 2012, 37,500,000 shares of Common Stock were authorized, 26,232,652 shares of Common Stock and 3,465,601 Warrants to purchase Common Stock were outstanding, and 47,584 shares of Common Stock and 116,801 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases.

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

(c) Service Quality Penalties

The Company’s Northern New England operations are subject to certain retail service quality requirements under separate SQI plans in Maine, New Hampshire and Vermont. The Company’s actual operating performance is measured by certain metrics set forth in the respective SQI plans and failure to meet the stated benchmarks for these performance metrics may result in the assessment of penalties under the respective plans. The Merger Orders or subsequent regulation plan in each state provide that any penalties assessed under the plans be paid by the Company in the form of credits applied to retail customer bills. However, as the result of separate orders in New Hampshire and Vermont issued in 2012, certain previously assessed penalties under the SQI plans in each respective state will be used for expansion of broadband services to unserved and underserved areas in those states as described below. Effective August 10, 2012, the SQI penalty plan in New Hampshire will be eliminated.

As of June 30, 2012 and December 31, 2011, the Company has an estimated liability of $4.4 million and $7.5 million, respectively, for service quality penalties based on the Company’s actual results relative to the benchmarks for the performance metrics set forth in the respective SQI penalty plans. Of the estimated December 31, 2011 liability, $3.9 million is included in other accrued liabilities, while the remainder is included in the Claims Reserve. None of the liability is recorded in the Claims Reserve as of June 30, 2012.

All penalties incurred under Maine’s SQI penalty plan through the end of its latest plan year, completed July 31, 2011, have been issued in the form of credits applied to retail customers’ bills as of December 31, 2011. No such credits have been issued in New Hampshire or Vermont under any plan years as of June 30, 2012.

During the quarter ended March 31, 2012, the Vermont Public Service Board (“VPSB”) approved the Company’s request to use $2.5 million of the Amended Retail Service Quality Plan penalties to deploy broadband into unserved areas. Approximately $1.1 million of this amount is a pre-bankruptcy liability and, therefore, was included in the Claims Reserve as of December 31, 2011 and has subsequently been reclassified to other accrued liabilities.

In New Hampshire, as the result of a New Hampshire PUC (“NHPUC”) recommendation and the approval by the governor and executive council of New Hampshire of a certain broadband expansion agreement, the Company has received authorization to move forward with the next phase of developing a more detailed project expansion plan for use of $2.8 million in penalties incurred under the New Hampshire SQI penalty plan in 2009, 2010 and 2011, together with another $0.5 million of Company funds, to build out broadband connections to customers in rural areas beyond the commitments made in the Merger Order in New Hampshire. The more detailed plan must be filed with the NHPUC by November 1, 2012. Until final approval of the detailed project plan, these SQI penalties will be classified as a SQI liability in other accrued liabilities.

Based on the Company’s current estimate of its service quality penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
					Twenty-Four Days Ended January 24, 2011
Increase (decrease) in liability recorded as a reduction (increase) to revenue	$527	$(2,531)	$(561)	$(2,547)	$401
SQI penalties paid out in the form of customer rebates	$—	$(2,398)	$—	$(4,202)	$(631)

(d) Performance Assurance Plan Credits

As part of the Merger Orders, the Company adopted a PAP that measures the Company’s performance in the provision for wholesale services to CLECs in Maine, New Hampshire and Vermont. Failure to meet specified performance standards as defined in the provisions of the separate plans in each state may result in penalties being incurred and, in general, issued in the form of credits applied to affected CLEC bills. However, as a result of a Vermont order in 2012, certain previously assessed penalties under the PAP in Vermont will be used for expansion of broadband services to unserved areas of Vermont as described below.

As of June 30, 2012 and December 31, 2011, the Company has recorded a reserve of $0.7 million and $4.9 million, respectively, for the estimated amount of PAP penalties incurred that have not yet been credited to CLECs. Penalties assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Penalties for Vermont are recorded as liabilities since a significant portion of these penalty amounts are paid to the VUSF, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. At December 31, 2011, $4.1 million of the total reserve is recorded in the Claims Reserve. None of the reserve is recorded in the Claims Reserve as of June 30, 2012.

During the quarter ended March 31, 2012, the VPSB approved the Company’s request to use $4.1 million of certain accrued PAP penalties to deploy broadband into unserved areas. These accrued PAP penalties were pre-bankruptcy penalties designated to be paid into the VUSF and, therefore, were included in the Claims Reserve as of December 31, 2011 and have subsequently been reclassified to other accrued liabilities.

Based on the Company’s current estimate of its PAP credits in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company
					Twenty-Four Days Ended January 24, 2011
Increase (decrease) in estimated reserve recorded as a reduction (increase) to revenue	$537	$(941)	$742	$(156)	$629
PAP credits paid out	$(186)	$(787)	$(774)	$(2,820)	$(531)

During early 2011, the NHPUC ordered an audit of the Company’s existing PAP in the state of New Hampshire, which commenced in October 2011 and is ongoing. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine PUC and the VPSB, respectively.

(e) Capital Expenditure Obligations

Under a regulatory settlement in New Hampshire, the Company is required to make certain capital expenditures in New Hampshire. Beginning from the date of the Merger, the Company is required to spend $350.4 million through March 31, 2015 in New Hampshire, of which approximately $294.8 million has been spent as of June 30, 2012. The Company expects to timely satisfy the expenditure requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” of the 2011 Annual Report and “Cautionary Note Concerning Forward-Looking Statements” contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in eleven sections:

•	Overview

•	Regulatory and Legislative

•	Fresh Start Accounting

•	Basis of Presentation

•	Revenues

•	Operating Expenses

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	New Accounting Standards

•	Liquidity and Capital Resources

Overview

We are a leading communications provider in rural and small urban communities, offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services to residential, business and wholesale customers. We operate in 18 states with approximately 1.3 million access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of June 30, 2012.

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

Regulatory and Legislative

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

The Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Northern New England operations were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Telecom Group operations in Maine and Vermont to the price cap model. These operations converted to interstate price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Telecom Group ILECs outside of Maine and Vermont under the rate-of-return or average schedule regime by obtaining a waiver of the FCC’s “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In March 2012, we filed a petition with the FCC to convert the interstate special access services of our rate-of-return Telecom Group companies to price cap regulation. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies.

On October 27, 2011, the FCC adopted an Order and Further Notice of Proposed Rulemaking on Universal Service and Intercarrier Compensation reform. On November 18, 2011, the FCC released its comprehensive and landmark order to modify the nationwide system of universal support and the Intercarrier Compensation system (referred to hereafter as the “FCC CAF/ICC Order”). In this order, the FCC replaced the existing Universal Service Fund (“USF”) for price cap carriers with its CAF. The intent of the CAF is to bring high speed affordable broadband services to all Americans. The FCC CAF/ICC Order fundamentally reforms the Intercarrier Compensation (“ICC”) system that governs how communications companies bill one another for handling traffic, gradually phasing down these charges. Together, the modifications to the CAF and ICC rules are intended to benefit consumers and promote the goals of the National Broadband Plan, which called for overhauling these two complex systems to address the goal of supporting broadband deployment as cost-effectively as possible.

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

Pursuant to the FCC CAF/ICC Order, during 2012, we will receive CAF Phase I frozen support, which is based on and equal to all forms of high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. The FCC CAF/ICC Order anticipates that CAF Phase I frozen support payments in 2012 will be replaced by CAF Phase II starting in 2013. However, it is possible that it may take longer for the FCC to complete its CAF Phase II proceeding and that CAF Phase I frozen support may continue into a portion or all of 2013. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013 we will need to spend one-third of the frozen support to “build and operate broadband-capable networks used to offer the provider’s own retail broadband service in areas substantially unserved by an unsubsidized competitor.” Should we continue to receive CAF Phase I frozen support in 2014 we will need to spend two-thirds of that support to “build and operate broadband-capable networks used to offer the provider’s own retail broadband service in areas substantially unserved by an unsubsidized competitor” and in 2015 this spend obligation goes to 100%.

Pursuant to the revised CAF programs, we were offered $4.8 million of one-time funding under the FCC’s CAF Phase I incremental support program. Under this program we can use some or all of this support subject to certain restrictions. Those restrictions exclude the use of the funding in census blocks where there is an unsubsidized competitor, where we have capital spending plans in the next three years to provide broadband services, or where we have made a regulatory commitment. Further, we must build to one currently unserved location for every $775 in funding and must complete construction within three years and provide services at minimum speeds of 4 megabits per second down to the subscriber and 1 megabits per second up from the subscriber. We have notified the FCC that we will accept $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont.

In compliance with the FCC revised rules for ICC, we have revised intrastate access offerings in all operating areas to reduce termination switched access rates as the first step in the ICC transition. FCC rules allow us to recover a portion of the lost intercarrier compensation from end users through an access recovery charge (“ARC”). For the 2012 interstate tariff period (July 1, 2012 through June 30, 2013), the maximum ARC rate for residential and single line businesses is $0.50 and for multi-line businesses is $1.00. We have filed ARC rates ranging from $0.00 up to the maximum ARC rates for our operating areas, with the rates varying by operating area based on calculations in accordance with FCC rules. Where the ARC rates are not sufficient to recover the eligible amount for recovery, we are eligible to recover such additional amounts through the CAF-ICC. Beginning July 1, 2012, we are eligible and will recover CAF-ICC in the annual amount of $2.5 million. ARC rates and CAF-ICC amounts are reset each year in the annual FCC tariff filings.

In Vermont, our Northern New England service territory operated under an alternative form of regulation since 2006 known as an Amended Incentive Regulation Plan. That plan expired on March 31, 2011. On March 23, 2011, we entered into a Memorandum of Understanding with the Vermont Department of Public Services whereby they agreed to seek approval of the 2011 Incentive Regulation Plan (“2011 IRP”) before the VPSB. The Board approved the 2011 IRP on January 18, 2012, and that plan is effective retroactively to April 1, 2011. We believe the 2011 IRP will decrease the scope of retail telecommunications regulation for us in Vermont, providing us with increased ability to compete in the Vermont telecommunications marketplace. Under the 2011 IRP, our exposure to annual retail service quality penalties has been decreased from $10.5 million to $1.65 million and we have pricing discretion with respect to existing and new services other than basic local exchange service.

New legislation was recently signed into law in both Maine and New Hampshire, which we believe will decrease the scope of retail telecommunications regulation for us, eliminating many of the state specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace. Under the Maine legislation, our exposure to annual retail service quality penalties, beginning with Maine’s fiscal year ending July 31, 2013, will be decreased from $12.5 million to $2.0 million and we will have pricing discretion with respect to existing and new telecommunications services other than provider of last resort services. In New Hampshire, beginning August 10, 2012, the effective date of the legislation, our exposure to annual retail service quality penalties will be eliminated and we will have pricing discretion with respect to existing and new telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount. Pursuant to pricing flexibility in Vermont under the incentive regulation plan, we have discontinued issuing customer credits for federal USF amounts received. Prior to this order, we were required to return a portion of the USF we received to our customers through credits on their bills. This change is expected to reduce USF credits returned to our customers by up to approximately $2.4 million in 2012 and will continue as long as we receive CAF Phase I frozen support.

We anticipate that, together, these significant changes in both federal and state regulation will not have a material impact in 2012. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continue to evolve.

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

While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of combined results of the three and six months ended June 30, 2012 versus the three and six months ended June 30, 2011 provides the best analysis of the results of operations. The only statement of operations items impacted by the reorganization are depreciation expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.

Basis of Presentation

We view our business of providing data, voice and communication services to residential, business and wholesale customers as one reportable segment as defined in the Segment Reporting Topic of the ASC.

Beginning in the second quarter of 2012, we reclassified certain revenues from voice services revenues to data and Internet services revenues to more accurately reflect the underlying service provided. For comparative purposes, we have reclassified the prior periods to be consistent with the current period presentation.

Revenues

We derive our revenues from:

•

Voice services. We receive revenues from our telephone operations from the provision of local exchange, long-distance, local private line, wire maintenance, voice messaging and value-added services. Included in long-distance services revenue are revenues received from regional toll calls. Value-added services are a family of services that expand the utilization of the network, including products such as caller ID, call waiting and call return. The provision of local exchange services not only includes retail revenues but also includes local wholesale revenues from unbundled network elements, interconnection revenues from CLECs and wireless carriers, and some data transport revenues. Voice services revenues in 2011 also include USF payments for high-cost support, local switching support, long-term support and Interstate Common Line Support. Voice services revenues in 2012 include CAF Phase I frozen support payments which replaced all forms of high-cost USF payments pursuant to the FCC CAF/ICC Order.

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

The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$111,525	46%	$124,676	47%
Access	84,686	35%	93,128	36%
Data and Internet services	36,118	14%	32,258	12%
Other services	11,124	5%	12,574	5%

Total	$243,453	100%	$262,636	100%

					Predecessor Company		Combined
	Six Months Ended June 30, 2012		One Hundred Fifty- Seven Days Ended June 30, 2011		Twenty-Four Days Ended January 24, 2011		Six Months Ended June 30, 2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$226,302	46%	$215,049	47%	$32,554	49%	$247,603	48%
Access	171,509	35%	161,463	36%	23,023	35%	184,486	36%
Data and Internet services	69,450	14%	54,091	12%	7,960	12%	62,051	12%
Other services	24,666	5%	20,435	5%	2,841	4%	23,276	4%

Total	$491,927	100%	$451,038	100%	$66,378	100%	$517,416	100%

The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of June 30, 2012 and 2011:

	June 30, 2012	June 30, 2011	% Change
Access Line Equivalents:
Residential access lines	619,240	680,189	(9.0)%
Business access lines	306,682	317,584	(3.4)%
Wholesale access lines (1)	69,375	82,231	(15.6)%

Total switched access lines	995,297	1,080,004	(7.8)%

HSD subscribers	320,812	305,155	5.1%

Total access line equivalents	1,316,109	1,385,159	(5.0)%

(1)	Wholesale access lines include residential and business resale lines and unbundled network element platform lines.

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

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

The following table sets forth the percentages of revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	$	% of Revenue	$	% of Revenue
Revenues	$243,453	100%	$262,636	100%

Operating expenses:
Costs of services and sales	103,960	43	114,468	43
Selling, general and administrative expense	86,712	36	88,316	34
Depreciation and amortization	93,780	38	90,614	35
Reorganization related (income) expense	(2,823)	(1)	2,510	1

Total operating expenses	281,629	116	295,908	113

Loss from operations	(38,176)	(16)	(33,272)	(13)
Interest expense	(16,983)	(7)	(16,996)	(6)
Other (expense) income	(125)	—	350	—

Loss before income taxes	(55,284)	(23)	(49,918)	(19)
Income tax benefit	18,211	8	22,821	9

Net loss	$(37,073)	(15)%	$(27,097)	(10)%

Revenues

Revenues decreased $19.2 million (7%) to $243.5 million in the second quarter of 2012 compared to the same period in 2011. We derive our revenues from the following sources:

Voice services. Voice services revenues decreased $13.2 million (11%) to $111.5 million during the second quarter of 2012 compared to the same period in 2011. This decrease in voice services revenues is primarily attributable to a reduction in local service revenues which have been impacted by a 7.8% decline in total switched access lines in service at June 30, 2012 compared to June 30, 2011. In addition, the three months ended June 30, 2012 includes a reduction in voice services revenues of $1.0 million due to SQI and PAP penalty reserves, whereas the three months ended June 30, 2011 includes an increase in voice services revenues of $3.4 million from adjustments to cumulative SQI and PAP penalty reserves. This resulted in a $4.4 million decline in voice services revenues when comparing the second quarter of 2012 to the same period in 2011. The adjustments to cumulative SQI and PAP penalty reserves during the three months ended June 30, 2011 were primarily attributable to changes in Maine regulation which eliminated the multiplier rebate penalties beginning in fiscal 2011. The decrease in the number of voice access lines is attributable to an increase in competition and our customers’ use of alternative technologies.

Access. Access revenues decreased $8.4 million (9%) to $84.7 million during the second quarter of 2012 compared to the same period in 2011. Growth in special access revenue is being offset by declines in switched access revenues as minutes of use decline. Switched access revenues decreased primarily due to a 7.8% decline in total switched access lines in service at June 30, 2012 compared to June 30, 2011.

Data and Internet services. Data and Internet services revenues increased $3.9 million (12%) to $36.1 million in the second quarter of 2012 compared to the same period in 2011. The increase was primarily attributable to a 5.1% increase in the number of HSD subscribers from June 30, 2011 to June 30, 2012 resulting from our expanded HSD footprint, bundling and other marketing efforts and an increase in Ethernet product revenues.

Other services. Other services revenues decreased $1.5 million (12%) to $11.1 million in the second quarter of 2012 compared to the same period in 2011. This decrease is mainly associated with a reduction in late payment fees.

Operating Expenses

Cost of services and sales. Cost of services and sales decreased $10.5 million (9%) to $104.0 million in the second quarter of 2012 compared to the same period in 2011. In the second quarter of 2012, we experienced a decrease in employee expenses and a reduction in access expense associated with providing long distance, data and broadband Internet services. The decrease in employee expenses is attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011, partially offset by a decrease in capitalized labor during the three months ended June 30, 2012 associated with the reduced capital expenditures in 2012.

Selling, general and administrative. Selling, general and administrative expenses decreased $1.6 million (2%) to $86.7 million for the second quarter of 2012 compared to the same period in 2011. This is largely attributable to a $4.8 million decrease in bad debt expense and a decrease in employee expenses attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011. These decreases were offset by a $7.0 million increase in qualified pension and post-retirement healthcare expenses and an increase in severance expense incurred during the three months ended June 30, 2012. The reduction in bad debt expense is primarily due to settlements with wholesale carriers and a significant improvement in accounts receivable aging. The increase in qualified pension and post-retirement healthcare expenses are primarily a reflection of changes in the discount rate and certain other assumptions utilized in net periodic benefit cost in 2012.

Depreciation and amortization. Depreciation and amortization expense increased $3.2 million (3%) to $93.8 million in the second quarter of 2012 compared to the same period in 2011.

Reorganization related (income) expense. Reorganization related (income) expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. Reorganization related income of $2.8 million was recognized in the second quarter of 2012 as compared to $2.5 million of expense in the same period of 2011. During the three months ended June 30, 2012, reorganization related income is mostly comprised of a $3.1 million reversal of a portion of the Claims Reserve due to several favorable settlements during the quarter and an estimation of future favorable settlements, offset by $0.3 million of restructuring professional fees primarily related to continuing work to settle outstanding claims. During the three months ended June 30, 2011, reorganization related expense is comprised of $2.5 million of restructuring professional fees primarily related to fresh start accounting and continuing work to settle outstanding claims.

Other Results

Interest expense. Interest expense remained flat at $17.0 million for the second quarter of 2012 compared to the same period in 2011.

Other (expense) income. Other (expense) income includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other expense of $0.1 million was recognized in the second quarter of 2012 compared to $0.4 million of other income during the same period in 2011.

Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the three months ended June 30, 2012 and 2011 was a 32.9% benefit and a 45.7% benefit, respectively. The effective income tax rate for the three months ended June 30, 2012 was primarily impacted by an increase in the valuation allowance, offset by state taxes. The effective tax rate for the three months ended June 30, 2011 was primarily impacted by a prior period adjustment.

Net loss. Net loss for the three months ended June 30, 2012 was $37.1 million compared to $27.1 million for the same period in 2011. The difference in net loss between 2012 and 2011 is a result of the factors discussed above.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

The following table sets forth the percentages of revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

			One Hundred Fifty-Seven Days Ended June 30, 2011	Predecessor Company	Combined
	Six Months Ended June 30, 2012			Twenty-Four Days Ended	Six Months Ended June 30, 2011
	$	% of Revenue		January 24, 2011	$	% of Revenue
Revenues	$491,927	100%	$451,038	$66,378	$517,416	100%

Operating expenses:
Costs of services and sales	225,435	46	201,641	38,766	240,407	46
Selling, general and administrative expense	176,140	36	151,798	27,161	178,959	35
Depreciation and amortization	186,987	38	153,393	21,515	174,908	34
Reorganization related (income) expense	(4,215)	(1)	5,246	—	5,246	1

Total operating expenses	584,347	119	512,078	87,442	599,520	116

Loss from operations	(92,420)	(19)	(61,040)	(21,064)	(82,104)	(16)
Interest expense	(34,011)	(7)	(29,487)	(9,321)	(38,808)	(8)
Other income (expense)	177	—	831	(132)	699	—

Loss before reorganization items and income taxes	(126,254)	(26)	(89,696)	(30,517)	(120,213)	(24)
Reorganization items	—	—	—	897,313	897,313	174

(Loss) income before income taxes	(126,254)	(26)	(89,696)	866,796	777,100	150
Income tax benefit (expense)	42,469	9	38,176	(279,889)	(241,713)	(47)

Net (loss) income	$(83,785)	(17)%	$(51,520)	$586,907	$535,387	103%

Revenues

Revenues decreased $25.5 million (5%) to $491.9 million in the first six months of 2012 compared to the same period in 2011. We derive our revenues from the following sources:

Voice services. Voice services revenues decreased $21.3 million (9%) to $226.3 million during the first six months of 2012 compared to the same period in 2011. This decrease in voice services revenues is primarily attributable to a reduction in local service revenues which have been impacted by a 7.8% decline in total switched access lines in service at June 30, 2012 compared to June 30, 2011. In addition, the six months ended June 30, 2012 includes a reduction in voice services revenues of $0.1 million due to SQI and PAP penalty reserves, whereas the six months ended June 30, 2011 includes an increase in voice services revenues of $1.7 million from adjustments to cumulative SQI and PAP penalty reserves. This resulted in a $1.8 million decline in voice services revenues when comparing the first half of 2012 to the same period in 2011. The adjustments to cumulative SQI and PAP penalty reserves during the six months ended June 30, 2011 were primarily attributable to changes in Maine regulation which eliminated the multiplier rebate penalties beginning in fiscal 2011. The decrease in the number of voice access lines is attributable to an increase in competition and our customers’ use of alternative technologies.

Access. Access revenues decreased $13.0 million (7%) to $171.5 million during the first six months of 2012 compared to the same period in 2011. Growth in special access revenue is being offset by declines in switched access revenues as minutes of use decline. Switched access revenues decreased primarily due to a 7.8% decline in total switched access lines in service at June 30, 2012 compared to June 30, 2011.

Data and Internet services. Data and Internet services revenues increased $7.4 million (12%) to $69.5 million in the first six months of 2012 compared to the same period in 2011. The increase was primarily attributable to a 5.1% increase in the number of HSD subscribers from June 30, 2012 to June 30, 2011 resulting from our expanded HSD footprint, bundling and other marketing efforts and an increase in Ethernet product revenues.

Other services. Other services revenues increased $1.4 million (6%) to $24.7 million in the first six months of 2012 compared to the same period in 2011. This increase is mainly associated with an increase in the completion of special construction projects.

Operating Expenses

Cost of services and sales. Cost of services and sales decreased $15.0 million (6%) to $225.4 million in the first six months of 2012 compared to the same period in 2011. In the first six months of 2012, we experienced a decrease in employee expenses and a reduction in access expense associated with providing long distance and data and Internet services. The decrease in employee expenses is attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011, partially offset by a decrease in capitalized labor and additional severance expenses incurred during the six months ended June 30, 2012. The reduction in capitalized labor is associated with the reduced capital expenditures in 2012.

Selling, general and administrative. Selling, general and administrative expenses decreased $2.8 million (2%) to $176.1 million for the first six months of 2012 compared to the same period in 2011. This is largely attributable to an $12.2 million decrease in bad debt expense and a decrease in employee expenses attributable to cost savings recognized as a result of the workforce reductions that occurred during the second half of 2011. These decreases were entirely offset by a $14.7 million increase in qualified pension and post-retirement healthcare expenses and an increase in severance expense incurred during the six months ended June 30, 2012. The reduction in bad debt expense is primarily due to settlements with wholesale carriers and a significant improvement in accounts receivable aging. The increase in qualified pension and post-retirement healthcare expenses are primarily a reflection of changes in the discount rate and certain other assumptions utilized in net periodic benefit cost in 2012.

Depreciation and amortization. Depreciation and amortization expense increased $12.1 million (7%) to $187.0 million in the first six months of 2012 compared to the same period in 2011. This increase is comprised of a $13.5 million increase in depreciation expense offset by a $1.4 million decrease in amortization of intangible assets. In conjunction with the adoption of fresh start accounting, our assets and liabilities were recorded at fair value. On the Effective Date, while the carrying value of property, plant and equipment was written down to fair value, the remaining useful lives established were, in general, shorter than their original estimated useful lives. This has resulted in an increase in depreciation expense from the prior year.

Reorganization related (income) expense. Reorganization related (income) expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. Reorganization related income of $4.2 million was recognized in the first six months of 2012 as compared to $5.2 million expense in the same period of 2011. During the six months ended June 30, 2012, reorganization related income is comprised of a $4.9 million gain from the reversal of a portion of the Claims Reserve due to several favorable settlements during the year and an estimation of future favorable settlements, offset by $0.7 million of restructuring professional fees primarily related to continuing work to settle outstanding claims. During the six months ended June 30, 2011, reorganization related expense is comprised of $5.9 million of restructuring professional fees related to fresh start accounting and continuing work to settle outstanding claims, offset by a $0.7 million gain on the favorable settlement of claims.

Other Results

Interest expense. Interest expense decreased $4.8 million to $34.0 million in the first six months of 2012 compared to the same period in 2011. This decrease is mainly driven by a reduction in long-term debt on the Effective Date.

Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income decreased $0.5 million to $0.2 million in the first six months of 2012 compared to the same period in 2011.

Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 4 to the condensed consolidated financial statements.

Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income before the provision for income taxes. The effective income tax rate for the six months ended June 30, 2012 and 2011 was a 33.6% benefit and a 31.1% expense, respectively. The effective income tax rate for the six months ended June 30, 2012 was primarily impacted by an increase in the valuation allowance, offset by state taxes. The effective tax rate for the six months ended June 30, 2011 was primarily impacted by a prior period adjustment.

Net (loss) income. Net loss for the six months ended June 30, 2012 was $83.8 million compared to net income of $535.4 million for the same period in 2011. The difference in net (loss) income between 2012 and 2011 is a result of the factors discussed above.

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

New Accounting Standards

In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and IFRS. This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively, effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.

Liquidity and Capital Resources

Summary

Upon our emergence from Chapter 11 protection on January 24, 2011, we adopted fresh start accounting in accordance with guidance under the applicable reorganization accounting rules. The adoption of fresh start accounting resulted in a new reporting entity. Accordingly, our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed consolidated statements of cash flows are not comparable in many respects to our condensed consolidated statements of financial position, condensed consolidated statements of operations and condensed consolidated statement of cash flows for periods prior to the adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

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

Cash and cash equivalents at June 30, 2012 totaled $43.8 million compared to $17.4 million at December 31, 2011, excluding restricted cash of $14.5 million and $25.1 million, respectively. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we are permitted to reclaim restricted cash from the Cash Claims Reserve of up to $32.6 million. As of June 30, 2012, we had reclaimed $14.8 million of such restricted cash, of which $8.6 million was reclaimed during the six months ended June 30, 2012. There is no certainty that we will reclaim any, or all, of the $2.8 million restricted cash balance remaining in the Cash Claims Reserve at June 30, 2012.

Cash Flows

Net cash provided by (used in) operating activities was $89.3 million, $95.6 million and ($81.1) million for the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, respectively. Net cash provided by operating activities for the six months ended June 30, 2012 and the 157 days ended June 30, 2011 represents the operating activities of the Company after the Effective Date; however, it includes payment of $7.5 million and $55.9 million, respectively, in claims of the Predecessor Company, of which $3.8 million and $46.9 million, respectively, of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. In addition, during the first six months of 2012, $5.3 million and $2.4 million, respectively, of the Cash Claims Reserve was reclassified to another restricted cash account in conjunction with the VPSB’s approval of our request to use these funds to deploy broadband in unserved areas of Vermont and the NHPUC’s approval, together with the approval of the New Hampshire governor and executive council, of our request to use these funds to deploy broadband in unserved areas of New Hampshire and $8.6 million was reclaimed by the Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011, no payments of interest were made on the Pre-Petition Credit Facility, resulting in an increase in cash provided by operations of $9.0 million. Upon the Effective Date, we began paying interest on our outstanding debt in the normal course, which is reflected as cash used by operations during the six months ended June 30, 2012 and the 157 days ended June 30, 2011.

Net cash used in investing activities was $57.8 million, $92.8 million and $12.5 million for the six months ended June 30, 2012, the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, respectively, and is mainly comprised of capital expenditures for all periods.

Net cash used in financing activities was $5.1 million and $1.7 million for the six months ended June 30, 2012 and the 24 days ended January 24, respectively. Net cash used in financing activities for the 157 days ended June 30, 2011 was immaterial. During the first six months of 2012, we made a $5.0 million principal payment on our Term Loan. We paid $2.4 million of loan origination costs on the Credit Agreement, of which $0.9 million and $1.5 million were paid during the 157 days ended June 30, 2011 and the 24 days ended January 24, 2011, respectively.

We expect to contribute approximately $19.8 million to our Company sponsored qualified pension plans, as required by the Pension Protection Act of 2006, and approximately $4.7 million to our post-retirement healthcare plans in 2012. As of June 30, 2012, we have contributed a total of $13.0 million to these plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. The Act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions in determining funded status and funding obligations. As a result, we expect that our 2013 pension plan contribution required by ERISA will be lower than it would have otherwise been in the absence of this stabilization provision. We have not yet determined our 2013 pension plan funding obligation, which is dependent upon a number of variables, including the 25 year average of the segment rates that will be used to implement the stabilization provision and will be published by the IRS in the near future. We do not expect our 2012 required contribution will change materially as a result of the new law. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief provided to companies as a result of the stabilization provision will likely be temporary in nature in that it may reduce near-term required contributions and increase required contributions in the medium to long-term.

Capital Expenditures

We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first six months of 2012, our capital expenditures totaled $58.3 million compared to $105.8 million during the same period in 2011. Capital expenditures were higher in 2011 due primarily to two projects, fiber-to-the-tower and the regulatory broadband build out, which were completed during 2011. We expect capital expenditures will increase for the remainder of 2012 as compared to the first half of 2012, primarily due to expansion of our broadband footprint in New Hampshire in accordance with a regulatory commitment to reach 95% of our customers in the state by March 31, 2013. We anticipate that we will fund future capital expenditures through cash flows from operations, cash on hand and funds available under the Revolving Facility.

Debt

Credit Agreement

On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, we paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum, which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) LIBOR (with minimum LIBOR floor of 2.00%) plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable on the Maturity Date; provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Credit Agreement being due and payable on the Maturity Date. During the six months ended June 30, 2012, we made $5.0 million of such principal payments on the Term Loan. As of June 30, 2012, we had approximately $62.6 million, net of approximately $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility.

The Credit Agreement Loans are guaranteed by the Financing Loan Parties. The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.

The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of June 30, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2012, we had total debt of $995.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins. As of June 30, 2012, the fair value of our debt was approximately $870.6 million based on the market price of our debt at that date. Our Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million.

As of June 30, 2012, we had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility. Interest payments on the Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the three and six months ended June 30, 2012, the actual rate of return on the pension plan assets was a (loss) gain of approximately (1.9%) and 3.6%, respectively. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Payment of significant lump-sum payments, lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated.

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

Our management has initiated a number of steps designed to remediate this issue and further improve tax provision processes related to interim periods as discussed below. However, this material weakness will be tested for closure upon the evaluation of the December 31, 2012 annual tax provision, which is expected to occur in February 2013.

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

During the year ended December 31, 2011, our management completed the following improvements to address the material weakness relating to our review of our internal tax provision and supporting schedules which were not adequate to identify and correct errors in a timely manner:

•	Streamlined the process for preparation of quarterly income tax provisions; and

•	Contracted with a major accounting firm to assist with the preparation and review of the quarterly and year-end tax provision and related schedules.

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

With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2012, there were no material changes to the risk factors disclosed in “Item 1A. Risk Factors” of the 2011 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

FAIRPOINT COMMUNICATIONS, INC.

Date: August 3, 2012	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description

2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)

3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)

3.2	Second Amended and Restated By Laws of FairPoint.(2)

4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)

4.2	Specimen Stock Certificate.(2)

4.3	Specimen Warrant Certificate.(3)

10.1	Credit Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, Bank of America, N.A., as administrative agent, the other lenders party thereto and Banc of America Securities LLC, as sole lead arranger and sole book manager.(3)

10.2	Pledge Agreement, dated as of January 24, 2011, made by the pledgors party thereto in favor of Bank of America, N.A. as administrative agent, for the benefit of certain secured parties.(3)

10.3	Security Agreement, dated as of January 24, 2011, by and among FairPoint, FairPoint Logistics, the subsidiaries of FairPoint party thereto and Bank of America, N.A., as administrative agent.(3)

10.4	Continuing Guaranty Agreement, dated as of January 24, 2011, made by and among the guarantors party thereto in favor of Bank of America, N.A., as administrative agent, for the benefit of certain secured parties.(3)

10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)

10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)

10.7	Form of Director Indemnity Agreement.(4)

10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)

10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)

10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)

10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)

10.12	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)

10.13	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.14	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)

10.15	FairPoint Communications, Inc. Incentive Recoupment Policy. †(16)

10.16	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)

10.17	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007(9)

10.18	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)

10.19	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)

10.20	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)

10.21	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)

10.22	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)

10.23	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)

10.24	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)

11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description

32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡

99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)

99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)

99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)

99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
‡	Submitted herewith. Pursuant to SEC Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 14, 2011.
(2)	Incorporated by reference to the Registration Statement on Form 8-A of FairPoint filed on January 24, 2011.
(3)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544980.
(4)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 25, 2011, Film Number 11544991.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2000.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended September 30, 2010.
(7)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on March 19, 2007.
(8)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on December 13, 2007.
(9)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on April 3, 2008.
(10)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 8, 2008.
(11)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on January 24, 2008.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended June 30, 2009.
(13)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 6, 2008.
(14)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 21, 2008.
(15)	Incorporated by reference to the Current Report on Form 8-K of FairPoint filed on February 25, 2008.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q of FairPoint for the period ended March 31, 2012.