Form 10-Q
period 2012-09-30
FAIRPOINT COMMUNICATIONS INC
filed 2012-11-02
CIK 1062613

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________________
 FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number 001-32408
______________________________________________________________________
 FairPoint Communications, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________

Delaware	13-3725229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

521 East Morehead Street, Suite 500 Charlotte, North Carolina	28202
(Address of principal executive offices)	(Zip Code)
(704) 344-8150
(Registrant’s telephone number, including area code)
 ______________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 29, 2012, there were 26,290,698 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	5
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011 (Unaudited)	7
	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended September 30, 2012 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
	Signatures	43

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some statements in this Quarterly Report on Form 10-Q for our quarter ended September 30, 2012 (this “Quarterly Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

•	adverse changes in economic and industry conditions, and any resulting financial or operational impact, in the markets we serve;

•	labor matters, including workforce levels, our workforce reduction initiatives and labor negotiations, and any resulting financial or operational impact;

•	material technological developments and changes in the communications industry, including disruption of our third party suppliers’ provisioning of critical products or services;

•	change in preference and use by customers of alternative technologies;

•	the effects of competition on our business and market share;

•	risks related to our reported financial information and operating results including with respect to our adoption of fresh start accounting;

•	changes in federal and state regulatory policies, procedures and mechanisms, including but not limited to the availability and levels of regulatory support payments;

•	availability of net operating loss (“NOL”) carryforwards to offset anticipated tax liabilities;

•	the impact of changes in assumptions on our ability to meet obligations to our Company-sponsored qualified pension plans and post-retirement healthcare plans;

•	the impact of lump sum payments related to accrued vested benefits under our Company-sponsored qualified pension plans on future pension contributions; and

•
changes in accounting assumptions that regulatory agencies, including the Securities and Exchange Commission (the “SEC”), may require or that result from changes in the accounting rules or their application, which could result in an impact on earnings.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in this Quarterly Report and in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), as amended or supplemented by "Item 1A. Risk Factors" contained in this Quarterly Report, as applicable. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent reports filed with the SEC on Forms 10-K, 10-Q and 8-K.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
September 30, 2012 and December 31, 2011
(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash	$22,080	$17,350
Restricted cash	10,792	24,446
Accounts receivable, net	102,263	104,298
Prepaid expenses	21,173	18,346
Other current assets	2,850	3,312
Deferred income tax, net	12,949	17,915
Total current assets	172,107	185,667
Property, plant and equipment (net of $537.5 million and $280.5 million accumulated depreciation, respectively)	1,493,504	1,663,065
Intangible assets (net of $18.8 million and $10.4 million accumulated amortization, respectively)	119,780	128,145
Debt issue costs, net	1,278	1,779
Restricted cash	651	651
Other assets	10,678	10,338
Total assets	$1,797,998	$1,989,645
Liabilities and Stockholders’ Deficit
Current portion of long-term debt	$10,000	$10,000
Current portion of capital lease obligations	1,222	1,252
Accounts payable	52,853	65,184
Claims payable and estimated claims accrual	1,303	22,839
Accrued interest payable	670	508
Other accrued liabilities	74,987	54,348
Total current liabilities	141,035	154,131
Capital lease obligations	1,782	2,690
Accrued pension obligation	153,705	157,961
Employee benefit obligations	566,941	531,634
Deferred income taxes	183,700	245,369
Other long-term liabilities	11,526	14,003
Long-term debt, net of current portion	960,000	990,000
Total long-term liabilities	1,877,654	1,941,657
Total liabilities	2,018,689	2,095,788
Commitments and contingencies (See Note 12)
Stockholders’ deficit:
Common stock, $0.01 par value, 37,500,000 shares authorized, 26,240,614 and 26,197,142 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	262	262
Additional paid-in capital	505,209	502,034
Retained deficit	(536,059)	(414,945)
Accumulated other comprehensive loss	(190,103)	(193,494)
Total stockholders’ deficit	(220,691)	(106,143)
Total liabilities and stockholders’ deficit	$1,797,998	$1,989,645

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012,
Two Hundred Forty-Nine Days Ended September 30, 2011 and Twenty-Four Days Ended January 24, 2011
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Predecessor Company
	2012	2011			Twenty-Four Days Ended January 24, 2011
Revenues	$242,052	$257,912	$733,979	$708,950	$66,378
Operating expenses:
Cost of services and sales, excluding depreciation and amortization	105,502	120,149	330,937	321,790	38,766
Selling, general and administrative expense, excluding depreciation and amortization	80,915	93,334	257,055	245,132	27,161
Depreciation and amortization	89,782	91,547	276,769	244,940	21,515
Reorganization related expense(income)	172	(3,735)	(4,043)	1,511	—
Impairment of intangible assets and goodwill	—	262,019	—	262,019	—
Total operating expenses	276,371	563,314	860,718	1,075,392	87,442
Loss from operations	(34,319)	(305,402)	(126,739)	(366,442)	(21,064)
Other income (expense):
Interest expense	(16,991)	(17,147)	(51,002)	(46,634)	(9,321)
Other	548	488	725	1,319	(132)
Total other expense	(16,443)	(16,659)	(50,277)	(45,315)	(9,453)
Loss before reorganization items and income taxes	(50,762)	(322,061)	(177,016)	(411,757)	(30,517)
Reorganization items	—	—	—	—	897,313
(Loss) income before income taxes	(50,762)	(322,061)	(177,016)	(411,757)	866,796
Income tax benefit (expense)	13,433	42,620	55,902	80,796	(279,889)
Net (loss) income	$(37,329)	$(279,441)	$(121,114)	$(330,961)	$586,907
Weighted average shares outstanding:
Basic	25,993	25,843	25,970	25,836	89,424
Diluted	25,993	25,843	25,970	25,836	89,695
(Loss) earnings per share:
Basic	$(1.44)	$(10.81)	$(4.66)	$(12.81)	$6.56
Diluted	$(1.44)	$(10.81)	$(4.66)	$(12.81)	$6.54

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income
Three Months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012,
Two Hundred Forty-Nine Days Ended September 30, 2011 and Twenty-Four Days Ended January 24, 2011
(Unaudited)
(in thousands)

					Predecessor Company
	Three Months Ended September 30,		Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Twenty-Four Days Ended January 24, 2011
	2012	2011
Net (loss) income	$(37,329)	$(279,441)	$(121,114)	$(330,961)	$586,907
Other comprehensive income, net of taxes:
Qualified pension and post-retirement healthcare plans (net of $0 million, $0, $0.8 million, $0 and $0.5 million tax expense, respectively)	52	—	3,391	—	493
Total other comprehensive income	52	—	3,391	—	493
Comprehensive (loss) income	$(37,277)	$(279,441)	$(117,723)	$(330,961)	$587,400

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Deficit
Nine Months Ended September 30, 2012
(Unaudited)
(in thousands)

	Common Stock		Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Total stockholders’ deficit
	Shares	Amount
Balance at December 31, 2011	26,197	$262	$502,034	$(414,945)	$(193,494)	$(106,143)
Net loss	—	—	—	(121,114)	—	(121,114)
Issuance of Common Stock	52	—	—	—	—	—
Forfeiture of restricted stock	(20)	—	—	—	—	—
Exercise of stock options	12	—	53	—	—	53
Stock based compensation expense	—	—	3,122	—	—	3,122
Employee benefit adjustment to comprehensive income	—	—	—	—	3,391	3,391
Balance at September 30, 2012	26,241	$262	$505,209	$(536,059)	$(190,103)	$(220,691)

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2012, Two Hundred Forty-Nine Days Ended September 30, 2011
and Twenty-Four Days Ended January 24, 2011
(Unaudited)
(in thousands)

	Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Predecessor Company
			Twenty-Four Days Ended January 24, 2011
Cash flows from operating activities:
Net (loss) income	$(121,114)	$(330,961)	$586,907
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Deferred income taxes	(56,743)	(80,119)	279,868
Provision for uncollectible revenue	2,951	15,713	3,454
Depreciation and amortization	276,769	244,940	21,515
Post-retirement healthcare	36,919	25,512	2,654
Qualified pension	(4,047)	1,709	986
Impairment of intangible assets and goodwill	—	262,019	—
Other non cash items	1,497	(150)	97
Changes in assets and liabilities arising from operations:
Accounts receivable	(861)	1,839	(7,752)
Prepaid and other assets	(2,937)	2,030	(3,423)
Restricted cash	(7,796)	—	—
Accounts payable and accrued liabilities	732	(2,636)	26,627
Accrued interest payable	162	183	9,017
Other assets and liabilities, net	(2,082)	268	177
Reorganization adjustments:
Non-cash reorganization income	(5,119)	(5,290)	(917,358)
Claims payable and estimated claims accrual	(8,803)	(64,091)	(1,096)
Restricted cash - cash claims reserve	20,291	56,544	(82,764)
Total adjustments	250,933	458,471	(667,998)
Net cash provided by (used in) operating activities	129,819	127,510	(81,091)
Cash flows from investing activities:
Net capital additions	(95,996)	(128,538)	(12,477)
Distributions from investments	634	636	—
Net cash used in investing activities	(95,362)	(127,902)	(12,477)
Cash flows from financing activities:
Loan origination costs	—	(884)	(1,500)
Repayments of long-term debt	(30,000)	—	—
Restricted cash	1,158	1,675	34
Proceeds from exercise of stock options	53	—	—
Repayment of capital lease obligations	(938)	(809)	(201)
Net cash used in financing activities	(29,727)	(18)	(1,667)
Net change	4,730	(410)	(95,235)
Cash, beginning of period	17,350	10,262	105,497
Cash, end of period	$22,080	$9,852	$10,262
Supplemental disclosure of cash flow information:
Capital additions included in accounts payable or claims payable and estimated claims accrual at period-end	$—	$2,777	$1,818
Reorganization costs paid	$621	$19,282	$11,110
Non-cash settlement of claims payable	$7,668	$—	$—

See accompanying notes to condensed consolidated financial statements (unaudited).

FAIRPOINT COMMUNICATIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

(1)	Organization and Principles of Consolidation
Organization
FairPoint is a leading communications provider in rural and small urban communities offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services, to residential, business and wholesale customers. FairPoint operates in 18 states with approximately 1.3 million access line equivalents (including voice access lines and high speed data (“HSD”), which includes digital subscriber lines (“DSL”), wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2012.
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
(a) Presentation and Use of Estimates
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation of results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items.
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
(b) Revenue Recognition
Revenues are recognized as services are rendered and are primarily derived from the usage of the Company’s networks and facilities or under revenue-sharing arrangements with other communications carriers. Revenues are primarily derived from: access (including pooling), voice services, Connect America Fund (“CAF”) receipts, Internet and broadband services and other miscellaneous services. Local access charges are billed to local end users under tariffs approved by each state’s Public Utilities Commission (“PUC”) or by rates, terms and conditions determined by the Company. Access revenues are derived for the intrastate jurisdiction by billing access charges to interexchange carriers and to other local exchange carriers (“LECs”). These charges are billed based on toll or access tariffs approved by the local state’s PUC. Access charges for the interstate jurisdiction are billed in accordance with tariffs filed by the National Exchange Carrier Association or by the individual company and approved by the Federal Communications Commission (the “FCC”).
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

The majority of the Company’s miscellaneous revenue is provided from late payment charges to end users and interexchange carriers, miscellaneous project revenues, billing and collection services and directory services. In 2011, the Company began billing for late payment fees to customers who have not paid their bills in a timely manner. Late fee revenue for residential and small and large business end user customers is recognized as it is billed while it is recognized for interexchange carriers as it is collected. The Company requires customers to pay for miscellaneous projects in advance. These advance payments are included in other accrued liabilities on the condensed consolidated balance sheets. Once the miscellaneous project is completed and all project costs have been accumulated for proper accounting recognition, the advance payment is recognized as revenue with any overpayment refunded to the customer as appropriate. The Company earns revenue from billing and collecting charges for toll calls on behalf of interexchange carriers. The interexchange carrier pays a certain rate per call billed by the Company. The Company recognizes revenue from billing and collection services when the services are provided.
Non-recurring customer activation fees, along with the related costs up to, but not exceeding, the activation fees, are deferred and amortized over the customer relationship period.
Service quality index (“SQI”) penalties and certain performance assurance plan (“PAP”) penalties are recorded as a reduction to revenue. SQI penalties for Maine, New Hampshire and Vermont are recorded to other accrued liabilities on the condensed consolidated balance sheets. PAP penalties for Maine and New Hampshire are recorded as a reduction to accounts receivable since these penalties are paid by the Company in the form of credits applied to the Competitive Local Exchange Carrier (“CLEC”) bills. PAP penalties in Vermont are recorded to other accrued liabilities as a majority of these penalties are paid to the Vermont Universal Service Fund (“VUSF”), while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. Effective August 10, 2012, the SQI penalty plan in New Hampshire was eliminated.
Revenue is recognized net of tax collected from customers and remitted to governmental authorities.
Management makes estimated adjustments, as necessary, to revenue and accounts receivable for billing errors, including certain disputed amounts.
(c) Restricted Cash
As of September 30, 2012, the Company had $11.4 million of restricted cash, of which $2.6 million is reserved for payment of outstanding bankruptcy claims (the “Cash Claims Reserve”), $4.4 million is reserved for broadband build-out in Vermont, $3.3 million is reserved for broadband build-out in New Hampshire, $0.4 million is reserved for removal of dual poles in Vermont and $0.7 million is restricted for other purposes. See note 4 for further discussion of the reorganization under chapter 11. During the three months ended September 30, 2012, $2.2 million of restricted cash reserved for broadband build-out in Vermont was used.
(d) Impairment of Goodwill and Indefinite-lived Intangible Assets
Goodwill
Upon the Effective Date (as defined hereinafter), the Company recorded $256.0 million of goodwill, which consists of the difference between the reorganization value of the post-emergence entity and the fair value of net assets using the acquisition method of accounting for business combinations in the Business Combinations Topic of the Accounting Standards Codification ("ASC"). During the second quarter of 2011, the Company made a $12.8 million reclassification adjustment to Property, Plant and Equipment based on fresh start accounting guidance which reduced goodwill to $243.2 million.
At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date (as defined hereinafter), which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of goodwill was indicated and concluded that an interim two-step goodwill impairment test was necessary. In step one, the Company calculated the discounted cash flows to arrive at a fair value, which was then compared to the carrying value, including goodwill. A combination of expected cash flows and higher discount rates resulted in the fair value, using the discounted cash flow method, being less than the carrying value, at which point the Company proceeded to step two, which compares the implied fair value of the Company's goodwill to its carrying amount. Results of the impairment test required the Company to record an impairment charge reducing the carrying value of the goodwill to zero at September 30, 2011. This non-cash impairment charge had no impact on the Company's compliance with the covenants contained in the Credit Agreement (as defined hereinafter).
The goodwill impairment fell within Level 3 of the fair value hierarchy, as defined in the Fair Value Measurement Topic of the ASC, due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, primarily using the income approach and specifically the discounted cash flow method.
Indefinite-lived Intangible Assets
The Company assesses the fair value of the trade name based on the relief from royalty method. If the carrying amount of the trade name exceeds its estimated fair value, the asset is considered impaired. On the Effective Date (as defined hereinafter), the Company recorded a $58.0 million non-amortizable intangible asset related to the FairPoint trade name in connection with the Company's adoption of fresh start accounting.
At September 30, 2011, as a result of the significant sustained decline in the Company's stock price since the Effective Date (as defined hereinafter) which caused the Company's market capitalization to be below its book value, the Company determined that a possible impairment of the FairPoint trade name was indicated and concluded that an interim impairment test was necessary. Results of the impairment test required the Company to record an impairment charge totaling $18.8 million at September 30, 2011. This non-cash impairment charge had no impact on the Company's compliance with the covenants contained in the Credit Agreement (as defined hereinafter).
The trade name impairment fell within Level 3 of the fair value hierarchy, as defined in the Fair Value Measurement Topic of the ASC, due to the use of significant unobservable inputs to determine fair value. The fair value measurement was calculated using unobservable inputs, using the relief from royalty method.
For its non-amortizable intangible asset impairment assessments of the FairPoint trade name, the Company makes certain assumptions including an estimated royalty rate, a long-term growth rate, an effective tax rate and a discount rate and applies these assumptions to projected future cash flows, exclusive of cash flows associated with wholesale revenues as these revenues are not generated through brand recognition. Changes in one or more of these assumptions may result in the recognition of an impairment loss different from what was actually recorded.
(e) Accounting for Income Taxes
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
(f) Business Segments
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
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02 to amend and simplify the annual testing for impairment of indefinite-lived intangible assets. This amendment to the Intangibles-Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform a quantitative impairment test. The ASU includes examples of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible assets that an entity should consider when evaluating whether it is more likely than not that an indefinite-lived intangible asset is impaired. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company has elected to early adopt this ASU. The adoption of this amendment to the ASC did not have a material impact on the Company's condensed consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  In December 2011, the FASB issued ASU 2011-12, which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on the Company's condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs, as defined in the Fair Value Measurement Topic of the ASC. This new guidance was to be applied prospectively, effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this amendment to the ASC did not have a material impact on the Company's condensed consolidated financial statements.

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
The Plan provided for, among other things: (i) the cancellation and extinguishment on the Effective Date of all of the Company’s equity interests outstanding on or prior to the Effective Date, including but not limited to all outstanding shares of the Company’s common stock, par value $0.01 per share, options and contractual or other rights to acquire any equity interests, (ii) the issuance of shares of the Company’s new common stock, par value $0.01 per share (the “Common Stock”), and warrants (“Warrants”) to purchase shares of the Company’s Common Stock to holders of certain claims in connection with a warrant agreement that the Company entered into with the Bank of New York Mellon, as warrant agent, on the Effective Date (the “Warrant Agreement”), in accordance with the Plan, (iii) the satisfaction of claims associated with (a) the credit agreement, dated as of March 31, 2008, by and among FairPoint Communications, Spinco, Bank of America, N.A. as syndication agent, Morgan Stanley Senior Funding, Inc. and Deutsche Bank Securities Inc., as co-documentation agents, and Lehman Commercial Paper Inc., as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Pre-Petition Credit Facility”), (b) the 13-1/8% Senior Notes due April 1, 2018 (the “Old Notes”), which were issued pursuant to the Indenture, dated as of March 31, 2008, by and between Spinco and U.S. Bank National Association, as amended and (c) the 13-1/8% Senior Notes due April 2, 2018 (the “New Notes” and, together with the Old Notes, the “Pre-Petition Notes”), which were issued pursuant to the Indenture, dated as of July 29, 2009, by and between FairPoint Communications and U.S. Bank National Association and (iv) the termination by its conversion into the revolving facility of the Credit Agreement (as defined below) of the Debtor-in-Possession Credit Agreement, dated as of October 27, 2009 (as amended, the “DIP Credit Agreement”), by and among FairPoint Communications and FairPoint Logistics, Inc. (“FairPoint Logistics”, and together with FairPoint Communications, the “DIP Borrowers”), certain financial institutions (the “DIP Lenders”) and Bank of America, N.A., as the administrative agent for the DIP Lenders (the “DIP Administrative Agent”). The Company’s Common Stock began trading on the Nasdaq Stock Market LLC on January 25, 2011. In addition, on the Effective Date, FairPoint Communications and FairPoint Logistics (collectively, the “Borrowers”) entered into a $1,075.0 million senior secured credit facility with a syndicate of lenders and Bank of America, N.A., as the administrative agent for the lenders, arranged by Banc of America Securities LLC (the “Credit Agreement”) comprised of a $75 million revolving facility (the “Revolving Facility”) and a $1.0 billion term loan facility (the “Term Loan” and together with the Revolving Facility, the “Credit Agreement Loans”). In connection with the Chapter 11 Cases, the Company also negotiated with representatives of the state regulatory authorities in Maine, New Hampshire and Vermont with respect to (i) certain regulatory approvals relating to the Chapter 11 Cases and the Plan and (ii) certain modifications to the requirements imposed by state regulatory authorities as a condition to approval of the Merger (each a “Merger Order,” and collectively, the “Merger Orders”). The Company agreed to regulatory settlements with the representatives for each of Maine, New Hampshire and Vermont regarding modification of each state’s Merger Order (each a “Regulatory Settlement,” and collectively, the “Regulatory Settlements”) which were then approved by the regulatory authorities in those states.
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
On October 15, 2012, the Company filed a motion in the Bankruptcy Court for final decree closing all but one of the remaining Chapter 11 Cases, including FairPoint Communications, Inc. (Case No. 09-16335), Enhanced Communications of Northern New England Inc. (Case No. 09-16349), MJD Services Corp. (Case No. 09-16366) and Telephone Operating Company of Vermont LLC (Case No. 09-16410). Upon Bankruptcy Court approval of the motion, only the Chapter 11 Case of Northern New England Telephone Operations LLC (Case No. 09-16365) will remain open.
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

(d)
Includes expenses associated with the FairPoint Communications, Inc. 2010 Long Term Incentive Plan (the “Long Term Incentive Plan”) adopted as part of the Plan, the FairPoint Litigation Trust (the “Litigation Trust”), which was entered into as part of the Plan, and the write-off of the Predecessor Company’s long term incentive plan and director and officer policy.

Professional fees directly associated with the reorganization process that have been incurred after the Effective Date are included in operating expenses as Reorganization related expense in the condensed consolidated statements of operations.
Magnitude of Claims
As of October 29, 2012, claims totaling $4.9 billion were filed with the Bankruptcy Court against the Company. Through the claim resolution process, $3.8 billion of these claims have been settled and $1.1 billion of these claims have been disallowed by the Bankruptcy Court. Additionally, $10.1 million of these claims have been withdrawn by the respective creditors and $7.5 million of these claims remain open, pending completion of settlements or resolution of pending court proceedings.
On the Effective Date, the Company distributed cash, entered into the Credit Agreement, and issued shares of Common Stock and Warrants to satisfy $2.8 billion of claims. In addition, on the Effective Date, the Company established the Cash Claims Reserve of $82.8 million and reserved 72,754 shares of Common Stock and Warrants to purchase 124,012 shares of Common Stock for satisfaction of pending claims. Subsequent to the Effective Date, the Company has made additional cash distributions from its Cash Claims Reserve and issued additional shares of Common Stock to satisfy claims as they are resolved. As a result of these distributions, the Cash Claims Reserve as of October 29, 2012, has been decreased to $2.6 million. As of October 29, 2012, all of the 72,754 shares of Common Stock and all of the Warrants to purchase 124,012 shares of Common Stock reserved under the Plan on the Effective Date have been distributed in full satisfaction of allowed claims, thereby completing the Common Stock and Warrant distribution with respect to the Plan.
Fresh Start Accounting
Upon confirmation of the Plan by the Bankruptcy Court and satisfaction of the remaining material contingencies to complete the implementation of the Plan, under the Reorganizations Topic of the ASC, the Company was required to apply the provisions of fresh start accounting to its financial statements on the Effective Date because (i) the reorganization value of the assets of the emerging entity immediately before the date of confirmation was less than the total of all post-

petition liabilities and allowed claims and (ii) the holders of the existing voting shares of the Predecessor Company’s common stock immediately before confirmation received less than 50 percent of the voting shares of the emerging entity.
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
In accordance with fresh start accounting, the Company also recorded the debt and equity at fair value utilizing the total enterprise value of approximately $1.5 billion. The enterprise value was determined in conjunction with the confirmation of the Plan. To facilitate the calculation of the enterprise value, the Company developed financial projections for the five years ending December 31, 2015 for the post-emergence company using a number of estimates and assumptions and prepared a calculation of the present value of the future cash flows. The projections were based on information available to the Company at the time of preparation of such projections in connection with the Plan and its confirmation and also in connection with negotiations regarding the Plan with certain of its lenders. The projections and calculation of the present value of the future cash flows included key assumptions, such as: (i) revenue growth beginning in 2013 through the terminal year based on the Company achieving specified business objectives, (ii) improving earnings before interest and taxes margins, (iii) reductions in capital expenditures and (iv) a risk adjusted discount rate of 7.2%. Projections are inherently subject to uncertainties and risks and the Company’s actual results and financial condition have varied from those contemplated by the projections and other financial information provided to the Bankruptcy Court. The Company believes that because such projections and other financial information are now out of date and because of developments with respect to the Company’s business since such projections were prepared, these projections should not be relied upon.

(5)	Dividends
The Company currently does not pay a dividend on its Common Stock and does not expect to implement the payment of dividends in the foreseeable future.

(6)	Income Taxes
The Company recorded an income tax benefit for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the 249 days ended September 30, 2011 of $13.4 million, $42.6 million, $55.9 million and $80.8 million, respectively, and an income tax expense for the 24 days ended January 24, 2011 of $279.9 million.
For the three months ended September 30, 2012, the effective tax rate to calculate the tax benefit on $50.8 million of pre-tax loss was 26.5%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes and other permanent adjustments.
For the three months ended September 30, 2011, the effective tax rate to calculate the tax benefit on $322.1 million of pre-tax loss was 13.2%. The rate differs from the 35% federal statutory rate primarily due to an impairment charge reducing the carrying value of the Company's goodwill to zero and state income taxes.
For the nine months ended September 30, 2012, the effective tax rate to calculate the tax benefit on $177.0 million of pre-tax loss was 31.6%. The rate differs from the 35% federal statutory rate primarily due to an increase in the valuation allowance offset by state taxes.
For the 249 days ended September 30, 2011, the effective tax rate to calculate the tax benefit on $411.8 million of pre-tax loss was 19.6%. The rate differs from the 35% federal statutory rate primarily due to a prior period adjustment, an impairment charge reducing the carrying value of the Company's goodwill to zero and state income taxes.
For the 24 days ended January 24, 2011, the effective tax rate to calculate the tax expense on $866.8 million of pre-tax income was 32.3%. The rate differs from the 35% federal statutory rate primarily due to the release of the valuation allowance and other miscellaneous reorganization adjustments.
At September 30, 2012, the Company had gross federal NOL carryforwards of $134.8 million after taking into consideration the NOL tax attribute reduction of $581.8 million resulting from the Company’s discharge of indebtedness upon emergence from Chapter 11 protection in 2011. The Company’s remaining federal NOL carryforwards will expire from 2022 to 2032. At September 30, 2012, the Company had a net, estimated after attribute reduction, state NOL deferred tax asset of $9.1 million. Telecom Group completed an initial public offering on February 8, 2005, which resulted in an

“ownership change” within the meaning of the U.S. federal income tax laws addressing NOL carryforwards, alternative minimum tax credits, and other similar tax attributes. The Merger and the Company’s emergence from Chapter 11 protection also resulted in ownership changes. As a result of these ownership changes, there are specific limitations on the Company’s ability to use its NOL carryfowards and other tax attributes. The Company believes that it can use the NOLs even with these restrictions in place.
During the 24 days ended January 24, 2011, the Predecessor Company excluded from taxable income $1,045.4 million of income from the discharge of indebtedness as defined under Internal Revenue Code (“IRC”) Section 108. There was no additional income from the discharge of indebtedness for the 249 days ended September 30, 2011, however the Company did recognize additional tax benefits due to a change in the amount of its deferred tax liability related to a tax attribute reduction from the discharge of indebtedness. IRC Section 108 excludes from taxable income the amount of indebtedness discharged under a Chapter 11 case. IRC Section 108 also requires a reduction of tax attributes equal to the amount of excluded taxable income to be made on the first day of the tax year following the emergence from bankruptcy. During the three months ended September 30, 2012, the Company finalized the calculation of attribute reduction for federal regular income tax purposes. The Company has not finalized the calculation of attribute reduction for state income tax purposes or the resulting impact on the Company's federal and state tax depreciation. This estimate, as well as the Plan's effect on all tax attributes, is subject to revision, which could be significant.
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
At September 30, 2012 and December 31, 2011, the Company established a valuation allowance against its deferred tax assets of $186.1 million and $172.9 million, respectively, which consist of a $156.9 million and $144.9 million federal allowance, respectively, and a $29.3 million and $28.0 million state allowance, respectively. During the three and nine months ended September 30, 2012, a decrease in the Company’s valuation allowance of approximately $0.5 million and $1.4 million, respectively, was allocated to accumulated other comprehensive loss in the consolidated balance sheet.
Unrecognized tax benefits under the Income Taxes Topic of the ASC are reserves established for probable loss contingencies that could be reasonably estimated. The Company’s unrecognized tax benefits totaled $3.6 million as of September 30, 2012 and $2.9 million as of December 31, 2011. The total unrecognized tax benefits that, if recognized, would affect the effective tax rate are $3.6 million. The Company does not expect a significant increase or decrease in its unrecognized tax benefits during the next twelve months.
The Company recognizes any interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, the Company did not make any payment of interest and penalties. There was nothing accrued in the condensed consolidated balance sheets for the payment of interest and penalties at September 30, 2012 and December 31, 2011 as the remaining unrecognized tax benefits would only serve to reduce the Company’s current federal and state NOL carryforwards, if ultimately recognized.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and with various state and local governments. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2009. NOL carryovers from closed tax years may be subject to examination by federal or state taxing authorities if utilized in a year open to examination. As of September 30, 2012 and December 31, 2011, the Company does not have any significant additional jurisdictional tax audits.

(7)	Long-Term Debt
Long-term debt for the Company at September 30, 2012 and December 31, 2011 is shown below (in thousands):

	September 30, 2012	December 31, 2011
Senior secured credit facility, variable rate of 6.50% (weighted average rate of 6.50%) at September 30, 2012, due 2016	$970,000	$1,000,000
Less current portion	(10,000)	(10,000)
Total long-term debt, net of current portion	$960,000	$990,000
The estimated fair value of the Company’s long-term debt at September 30, 2012 and December 31, 2011 was approximately $909.2 million and $795.0 million, respectively, based on market prices of the Company’s debt securities at the respective balance sheet dates, which is a Level 2 input in the fair value hierarchy, as defined by the Fair Value Measurement Topic of the ASC.
As of September 30, 2012 and December 31, 2011, the Company had $62.6 million, net of $12.4 million of outstanding letters of credit, available for additional borrowing under the Revolving Facility.
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
On August 31, 2012, the Company made a $25.0 million voluntary prepayment on the Term Loan. The prepayment was allocated first to the next scheduled payment of $2.5 million due on September 30, 2012 with the remaining $22.5 million allocated to the final payment due at maturity. Voluntary prepayments of the Term Loan and mandatory amortization both reduce excess cash flow, as defined in the Company's Credit Agreement, for purposes of calculating any excess cash flow sweep.
The approximate aggregate maturities of long-term debt for each of the four years subsequent to September 30, 2012 are as follows (in thousands):

Trailing twelve months ending September 30,
2013	$10,000
2014	21,250
2015	43,750
2016	895,000
$970,000
Credit Agreement
On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, the Company paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum in which base rate is equal to the highest of (x) Bank of America's prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, the Company is required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable five years after the Effective Date (the “Maturity Date”); provided that on the third anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, the Company must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Term Loan being due and payable on the Maturity Date. During the nine months ended September 30, 2012, the Company made $30.0 million of principal payments on the Term Loan.
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
The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Company to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of September 30, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.
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
The Company sponsors noncontributory qualified pension plans and post-retirement healthcare plans which provide certain cash payments and medical and dental benefits to covered retired employees and their beneficiaries and covered dependents. These plans were assumed as part of the acquisition of the Northern New England operations from Verizon. The pension plan and the post-retirement healthcare plan which cover non-represented employees are frozen. Therefore, no new benefits are being earned by participants and no new participants are becoming eligible for benefits in these plans. Participants in the pension plan and the post-retirement healthcare plan covering represented employees continue to accrue benefits in accordance with the respective plan documents and contractual requirements in the collective bargaining agreements. Eligibility to participate in the plans is based on an employee’s age and years of service. The Company makes required contributions to the pension plans to meet minimum Employee Retirement Income Security Act of 1974, as amended ("ERISA"), funding requirements and has the ability to elect to make additional discretionary contributions. Payments of benefits under the post-retirement healthcare plans are funded by the Company as the benefits are paid.
Annually, the Company remeasures the net liabilities of its pension and other post-retirement healthcare benefits, in accordance with the Compensation—Retirement Benefits Topic of the ASC. As of December 31, 2011, these remeasurements were based on a weighted average discount rate of approximately 4.65%, as well as certain other valuation assumptions.

Components of the net periodic benefit cost related to the Company’s pension and post-retirement healthcare plans for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011 are presented below (in thousands).

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$3,649	$5,923	$3,597	$6,935
Interest cost	3,695	5,774	3,660	7,194
Expected return on plan assets	(3,356)	(8)	(3,894)	(5)
Amortization of actuarial loss	575	1,398	—	—
Plan settlement	89	—	—	—
Net periodic benefit cost	$4,652	$13,087	$3,363	$14,124

					Predecessor Company
	Nine Months Ended September 30, 2012		Two Hundred Forty-Nine Days Ended September 30, 2011		Twenty-Four Days Ended January 24, 2011
	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare	Qualified Pension	Post- retirement Healthcare
Service cost	$11,841	$19,491	$8,892	$14,118	$849	$1,167
Interest cost	10,994	18,139	9,752	15,216	934	1,252
Expected return on plan assets	(9,887)	(25)	(9,950)	(10)	(1,089)	(1)
Amortization of prior service cost	—	—	—	—	98	276
Amortization of actuarial loss	1,617	4,762	—	—	283	368
Plan settlement	445	—	—	—	—	—
Net periodic benefit cost	$15,010	$42,367	$8,694	$29,324	$1,075	$3,062
As of September 30, 2012, the Company completed its 2012 contributions to its qualified pension plans totaling $19.8 million. The Company’s pension plan funding requirements are based on the Pension Protection Act of 2006. The Company expects to contribute approximately $3.3 million to its post-retirement healthcare plans during 2012 to cover benefit payments paid by the plans and has contributed $2.2 million during the first nine months of 2012.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. On September 25, 2012 the Company elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the adjusted funding target attainment percentage ("AFTAP") used to determine benefit restrictions under IRC Section 436.
For the three and nine months ended September 30, 2012, the actual return on the pension plan assets were gains of approximately 4.1% and 7.7%, respectively. For the three and nine months ended September 30, 2011, the actual return on the pension plan assets were losses of approximately (7.2)% and (2.5)%, respectively. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Should the Company’s actual return on plan assets be lower than the expected return assumption, the net periodic benefit cost may increase in future periods and the Company may be required to contribute additional funds to its qualified pension plans.

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

The following table provides a reconciliation of the common shares used for basic earnings per share and diluted earnings per share (in thousands):

	Three Months Ended September 30,				Predecessor Company
	2012	2011	Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Twenty- Four Days Ended January 24, 2011
Weighted average number of common shares used for basic earnings per share	25,993	25,843	25,970	25,836	89,424
Effect of potential dilutive shares	—	—	—	—	271
Weighted average number of common shares and potential dilutive shares used for diluted earnings per share	25,993	25,843	25,970	25,836	89,695
Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation	4,853	4,818	4,853	4,818	712
Weighted average number of common shares used for basic earnings per share excludes 242,844, 353,584, 246,351, 356,222 and 16,666 weighted average shares of non-vested restricted stock as of the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, respectively. Since the Company incurred a loss for the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the 249 days ended September 30, 2011, all potentially dilutive securities are anti-dilutive for these periods and are, therefore, excluded from the determination of diluted earnings per share. Anti-dilutive shares outstanding at period-end that are excluded from the above reconciliation include Warrants and non-vested restricted stock and stock options issued under the Long Term Incentive Plan.

(10)	Stockholders’ Deficit
On the Effective Date, the Company issued 25,659,877 shares of Common Stock and 3,458,390 Warrants to purchase Common Stock, and reserved 610,309 shares of Common Stock and 124,012 Warrants for satisfaction of certain pending claims related to the Chapter 11 Cases. During the nine months ended September 30, 2012 and the 341 days ended December 31, 2011 the Company issued 21,610 and 541,115 shares of Common Stock, respectively, and 1,142 and 6,069 Warrants, respectively, from this reserve. At September 30, 2012, 37,500,000 shares of Common Stock were authorized, 26,240,614 shares of Common Stock and 3,465,601 Warrants to purchase Common Stock were outstanding, and 47,584 shares of Common Stock and 116,801 Warrants remained reserved for satisfaction of pending claims related to the Chapter 11 Cases. Subsequent to September 30, 2012, the remaining reserved shares of Common Stock and Warrants were distributed in full satisfaction of allowed claims.

(11)	Operational Restructuring Charges
On September 8, 2011, the Company announced plans to reduce its workforce to better ensure that the Company is staffed appropriately to serve its customers well, while prudently managing expenses. The reduction eliminated approximately 400 positions, beginning in September 2011 and continuing through the end of 2011. Workforce reductions resulted in restructuring charges of $3.3 million during the three months ended September 30, 2011, consisting of severance and one-time incentive payments, which are included within cost of services and sales and selling, general and administrative expense in the condensed consolidated statement of operations.

(12)	Commitments and Contingencies
(a) Leases
The Company does not have any leases with contingent rental payments or any leases with contingency renewal, purchase options, or escalation clauses.
(b) Legal Proceedings
From time to time, the Company is involved in litigation and regulatory proceedings arising out of its operations. The Company’s management believes that it is not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the Company’s financial position or results of operations. Notwithstanding that the Company emerged from Chapter 11 protection on the Effective

Date, five of the Chapter 11 Cases are still being resolved. On October 15, 2012, the Company filed a motion in the Bankruptcy Court for final decree closing four of the five remaining Chapter 11 Cases, subject to Bankruptcy Court approval.

(c) Service Quality Penalties
The Company’s Northern New England operations are subject to certain retail service quality requirements under separate SQI plans in Maine and Vermont. Effective August 10, 2012, the SQI penalty plan in New Hampshire was eliminated. The Company’s actual operating performance is measured by certain metrics set forth in the respective SQI plans and failure to meet the stated benchmarks for those performance metrics may result in the assessment of penalties under the respective plans. The Merger Orders or subsequent regulation plan in each state provide that any penalties assessed under the plans be paid by the Company in the form of credits applied to retail customer bills. However, as the result of separate orders in New Hampshire and Vermont issued in 2012, certain previously assessed penalties under the SQI plans in each respective state may be used for expansion of broadband services to unserved and underserved areas in those states as described below.
As of September 30, 2012 and December 31, 2011, the Company has an estimated liability of $4.8 million and $7.5 million, respectively, for service quality penalties based on the Company’s actual results relative to the benchmarks for the performance metrics set forth in the respective SQI plans. Of the estimated December 31, 2011 liability, $3.9 million was included in other accrued liabilities, while the remainder was included in the Claims Reserve. None of the liability is recorded in the Claims Reserve as of September 30, 2012.
All penalties incurred under Maine’s SQI plan through the plan year ended July 31, 2011 have been issued as credits to residential customers. For the plan year ended July 31, 2012, Maine SQI penalties of $1.7 million were incurred and will be issued in the form of credits applied to retail customers' bills in the amount of $0.48 per access line per month for twelve months beginning in December 2012.
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
In New Hampshire, as the result of a New Hampshire PUC (“NHPUC”) recommendation and the approval by the governor and executive council of New Hampshire of a certain broadband expansion agreement, the Company has received authorization to move forward with the next phase of developing a detailed engineering plan for use of $2.8 million in penalties incurred under the New Hampshire SQI penalty plan in 2009, 2010 and 2011, together with another $0.5 million of Company funds, to build out broadband connections to customers in rural areas beyond the commitments made in the Merger Order in New Hampshire. This plan must be filed with the NHPUC by November 1, 2012 and was timely filed. Until final approval of the detailed project plan, these SQI penalties will be classified as a SQI liability in other accrued liabilities.
Based on the Company’s current estimate of its service quality penalties in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Predecessor Company
	2012	2011			Twenty-Four Days Ended January 24, 2011
Increase (decrease) in liability recorded as a reduction (increase) to revenue	$471	$2,030	$(90)	$(517)	$401
SQI penalties paid out in the form of customer rebates	$(89)	$(2,396)	$(89)	$(6,598)	$(631)

(d) Performance Assurance Plan Credits
As part of the Merger Orders, the Company adopted a PAP that measures the Company’s performance in the provision of wholesale services to CLECs in Maine, New Hampshire and Vermont. Failure to meet specified performance standards as defined in the provisions of the separate plans in each state may result in penalties being incurred and, in general, issued in the form of credits applied to affected CLEC bills. However, as a result of a Vermont order in 2012, certain previously assessed penalties under the PAP in Vermont will be used for expansion of broadband services to unserved areas of Vermont as described below.

As of September 30, 2012 and December 31, 2011, the Company has recorded a reserve of $0.7 million and $4.9 million, respectively, for the estimated amount of PAP penalties incurred that have not yet been credited to CLECs. Penalties assessed in Maine and New Hampshire are recorded as a reduction to accounts receivable since they are paid by the Company in the form of credits applied to CLEC bills. Penalties for Vermont are recorded as liabilities since a significant portion of these penalty amounts are paid to the VUSF, while the remaining credits assessed in Vermont are paid by the Company in the form of credits applied to CLEC bills. At December 31, 2011, $4.1 million of the total reserve was recorded in the Claims Reserve. None of the reserve is recorded in the Claims Reserve as of September 30, 2012.
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
Based on the Company’s current estimate of its PAP credits in the Northern New England operations, changes in the accrual impacting revenue and payments are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2012	Two Hundred Forty-Nine Days Ended September 30, 2011	Predecessor Company
	2012	2011			Twenty-Four Days Ended January 24, 2011
Increase (decrease) in estimated reserve recorded as a reduction (increase) to revenue	$787	$351	$1,529	$195	$629
PAP credits paid out	$(788)	$(1,183)	$(1,562)	$(4,107)	$(531)
During early 2011, the NHPUC ordered an audit of the Company’s existing PAP in the state of New Hampshire, which commenced in October 2011 and is ongoing. The existing PAP in Maine and Vermont may also be subject to audit, as determined by the Maine PUC and the VPSB, respectively.
(e) Capital Expenditure Obligations
Under a regulatory settlement in New Hampshire, the Company is required to make certain capital expenditures in New Hampshire. Beginning from the date of the Merger, the Company is required to spend $350.4 million through March 31, 2015 in New Hampshire, of which approximately $311.4 million has been spent as of September 30, 2012. The Company expects to timely satisfy the expenditure requirements.

(13)	Subsequent Events
As of October 11, 2012, all of the 72,754 shares of Common Stock and all of the Warrants to purchase 124,012 shares of Common Stock reserved under the Plan on the Effective Date have been distributed in full satisfaction of allowed claims, thereby completing the Common Stock and Warrant distribution with respect to the Plan.
On October 15, 2012, the Company filed a motion in the Bankruptcy Court for final decree closing all but one of the remaining Chapter 11 Cases, including FairPoint Communications, Inc. (Case No. 09-16335), Enhanced Communications of Northern New England Inc. (Case No. 09-16349), MJD Services Corp. (Case No. 09-16366) and Telephone Operating Company of Vermont LLC (Case No. 09-16410). Upon Bankruptcy Court approval of the motion, only the Chapter 11 Case of Northern New England Telephone Operations LLC (Case No. 09-16365) will remain open.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Quarterly Report. The following discussion includes certain forward-looking statements. For a discussion of important factors, including the continuing development of our business, actions of regulatory authorities and competitors and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements, see “Item 1A. Risk Factors” of the 2011 Annual Report and “Cautionary Note Concerning Forward-Looking Statements” and "Item 1A. Risk Factors" contained in this Quarterly Report. Our discussion and analysis of financial condition and results of operations are presented in twelve sections:

•	Overview

•	Regulatory and Legislative

•	Fresh Start Accounting

•	Basis of Presentation

•	Revenues

•	Operating Expenses

•	Operational Restructuring Charges

•	Results of Operations

•	Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	New Accounting Standards

•	Liquidity and Capital Resources
Overview
We are a leading communications provider in rural and small urban communities, offering an array of services, including broadband Internet access, local and long-distance phone, television and other high-capacity data services to residential, business and wholesale customers. We operate in 18 states with approximately 1.3 million  access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) in service as of September 30, 2012.
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
The Telecom Group and our Northern New England operations operate under different regulatory regimes in certain respects. For example, concerning interstate access, all of the Telecom Group regulated interstate services of FairPoint were regulated under a rate-of-return model, while all of the rate-regulated interstate services provided by the Northern New England operations were regulated under a price cap model. On May 10, 2010, we received FCC approval to convert our Telecom Group operations in Maine and Vermont to the price cap model. These operations converted to interstate price cap regulation on July 1, 2010. We have obtained permission to continue to operate our Telecom Group ILECs outside of Maine and Vermont under the rate-of-return or average schedule regime by obtaining a waiver of the FCC’s “all-or-nothing” rule. Without this permission, the all-or-nothing rule would require that all of our regulated operations be operated under the price cap model for federal regulatory purposes. In March 2012, we filed a petition with the FCC to convert the interstate special access services of our rate-of-return Telecom Group companies to price cap regulation, effective January 1, 2013. The FCC has not yet issued an order on this petition. In addition, while all of our operations generally are subject to obligations that apply to all LECs, our non-rural operations are subject to additional requirements concerning interconnection, non-discriminatory network access for competitive communications providers and other matters, subject to substantial oversight by state regulatory commissions. In addition, the FCC has ruled that our Northern New England operations must comply with the regulations applicable to the Bell Operating Companies.
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
In conjunction with the FCC CAF/ICC Order, the FCC adopted a Notice of Proposed Rulemaking to deal with related matters, including but not limited to: (i) the actual cost model to be adopted for CAF Phase II funding, (ii) treatment of originating access charges, (iii) modifications to CAF for rate-of-return ILECs, (iv) development of CAF Phase II for mobility, (v) CAF Phase II reverse auction rules, (vi) remote areas funding and (vii) IP to IP interconnection issues. It is not known what decisions will be made on these issues or how they may impact us. In general, CAF Phase I is interim support provided to price cap carriers during the period in which the FCC establishes its permanent CAF funding rules for CAF Phase II. CAF Phase I includes certain support structures, including frozen support and optional interim support. CAF Phase I will continue until CAF Phase II is implemented, which is dependent on how long it takes the FCC to complete its CAF Phase II proceeding.
Pursuant to the FCC CAF/ICC Order, during 2012, we are receiving monthly CAF Phase I frozen support, which is based on and equal to all forms of high-cost support we received during 2011. This support is considered transitional funding while the FCC is developing its CAF Phase II program. The FCC CAF/ICC Order anticipates that CAF Phase I frozen support payments in 2012 will be replaced by CAF Phase II starting in 2013. However, it is likely that it may take longer for the FCC to complete its CAF Phase II proceeding and that CAF Phase I frozen support will continue into a portion or all of 2013. FCC rules require that if we continue receiving CAF Phase I frozen support beyond 2012, we will have specific broadband spending obligations starting in 2013. According to the FCC rules, in 2013 we will need to spend one-third of the frozen support to “build and operate broadband-capable networks used to offer the provider’s own retail broadband service in areas substantially unserved by an unsubsidized competitor.” Should we continue to receive CAF Phase I frozen support in 2014 we will need to spend two-thirds of that support to “build and operate broadband-capable networks used to offer the provider’s own retail broadband service in areas substantially unserved by an unsubsidized competitor” and in 2015 this spend obligation goes to 100%.

Pursuant to the revised CAF programs, we were offered $4.8 million of one-time funding under the FCC’s CAF Phase I incremental support program. Under this program we can use some or all of this support subject to certain restrictions. Those restrictions exclude the use of the funding in census blocks where there is an unsubsidized competitor, where we have capital spending plans in the next three years to provide broadband services, or where we have made a regulatory commitment. Further, we must build to one currently unserved location for every $775 in funding and must complete construction within three years and provide services at minimum speeds of 4 megabits per second down to the subscriber and 1 megabits per second up from the subscriber. We have notified the FCC that we will accept $2.0 million of CAF Phase I incremental support funding, which will primarily be used in Vermont. On September 10, 2012, we filed a petition with the FCC asking it to waive its rules to allow us to use the remaining $2.8 million of CAF Phase I incremental support funding to bring high speed broadband services to 697 customer locations in the state of Maine.

In compliance with the FCC revised rules for ICC, we have revised intrastate access offerings in all operating areas to reduce terminating switched access rates as the first step in the ICC transition. FCC rules allow us to recover a portion of the lost intercarrier compensation from end users through an access recovery charge (“ARC”). For the 2012 interstate tariff period (July 1, 2012 through June 30, 2013), the maximum ARC rate for residential and single line businesses is $0.50 and for multi-line businesses is $1.00. We have filed ARC rates ranging from $0.00 up to the maximum ARC rates for our operating areas, with the rates varying by operating area based on calculations in accordance with FCC rules. Where the ARC rates are not sufficient to recover the eligible amount for recovery, we are eligible to recover such additional amounts through the CAF/ICC. Beginning July 1, 2012, we became eligible and will recover CAF/ICC for our rate-of-return regulated Telecom Group operations. ARC rates and CAF/ICC amounts are reset effective July 1 of each year in the annual FCC tariff filings.
In Vermont, our Northern New England service territory operated under an alternative form of regulation since 2006 known as an Amended Incentive Regulation Plan. That plan expired on March 31, 2011. On March 23, 2011, we entered into a Memorandum of Understanding with the Vermont Department of Public Services whereby they agreed to seek approval of the 2011 Incentive Regulation Plan (“2011 IRP”) before the VPSB. The Board approved the 2011 IRP on January 18, 2012, and that plan is effective retroactively to April 1, 2011. We believe the 2011 IRP will decrease the scope of retail telecommunications regulation for us in Vermont, providing us with increased ability to compete in the Vermont telecommunications marketplace. Under the 2011 IRP, our exposure to annual retail service quality penalties has been decreased from $10.5 million to $1.65 million and we have pricing discretion with respect to existing and new services other than basic local exchange service. Pursuant to pricing flexibility in Vermont under the incentive regulation plan, we have discontinued issuing customer credits for federal USF amounts received. Prior to this order, we were required to return a portion of the USF we received to our customers through credits on their bills. This change is expected to reduce USF credits returned to our customers by up to approximately $2.4 million in 2012 and will continue as a permanent change.
New legislation was recently signed into law in both Maine and New Hampshire, which we believe will decrease the scope of retail telecommunications regulation for us, eliminating many of the state specific Merger conditions and providing us with increased ability to compete in the Maine and New Hampshire telecommunications marketplace. Under the Maine legislation, our exposure to annual retail service quality penalties, beginning with Maine’s fiscal year ending July 31, 2013, will be decreased from $12.5 million to $2.0 million and we will have pricing discretion with respect to existing and new telecommunications services other than provider of last resort services. In New Hampshire, beginning August 10, 2012, the effective date of the legislation, our exposure to annual retail service quality penalties was eliminated and we have pricing discretion with respect to existing and new telecommunications services other than basic local exchange service and certain services provided to customers who qualify for the federal lifeline discount.
We anticipate that, together, these significant changes in both federal and state regulation will not have a material impact in 2012. However, in the long run, we are uncertain of the ultimate impact as federal and state regulation continues to evolve.
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
While the adoption of fresh start accounting presents the results of operations of a new reporting entity, we believe the comparison of combined results of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011 provides the best analysis of the results of operations. The only statement of operations items impacted by the reorganization are depreciation expense, interest expense and reorganization items. Those effects of fresh start accounting are discussed in more detail in the respective sections below.
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

The following table summarizes revenues and the percentage of revenues from these sources (in thousands, except for percentage of revenues data):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$111,337	46%	$117,583	45%
Access	82,015	34%	94,646	37%
Data and Internet services	36,793	15%	32,854	13%
Other services	11,907	5%	12,829	5%
Total	$242,052	100%	$257,912	100%

					Predecessor Company		Combined
	Nine Months Ended September 30, 2012		Two Hundred Forty-Nine Days Ended September 30, 2011		Twenty-Four Days Ended January 24, 2011		Nine Months Ended September 30, 2011
	$	% of Revenue	$	% of Revenue	$	% of Revenue	$	% of Revenue
Revenue Source:
Voice services	$337,639	46%	$332,632	47%	$32,554	49%	$365,186	47%
Access	253,524	35%	256,109	36%	23,023	35%	279,132	36%
Data and Internet services	106,243	14%	86,945	12%	7,960	12%	94,905	12%
Other services	36,573	5%	33,264	5%	2,841	4%	36,105	5%
Total	$733,979	100%	$708,950	100%	$66,378	100%	$775,328	100%
The following table summarizes access line equivalents (including voice access lines and HSD lines, which include DSL, wireless broadband, cable modem and fiber-to-the-premises) as of September 30, 2012 and 2011:

	September 30, 2012	September 30, 2011	% Change
Access Line Equivalents:
Residential access lines	602,530	662,562	(9.1)%
Business access lines	303,904	314,290	(3.3)%
Wholesale access lines (1)	67,886	80,025	(15.2)%
Total switched access lines	974,320	1,056,877	(7.8)%
HSD subscribers	322,551	312,475	3.2%
Total access line equivalents	1,296,871	1,369,352	(5.3)%

(1)	Wholesale access lines include residential and business resale lines and unbundled network element platform lines.

Operating Expenses
Our recurring operating expenses consist of cost of services and sales, selling, general and administrative expenses and depreciation and amortization.

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

Operational Restructuring Charges
On September 8, 2011, we announced plans to reduce our workforce to better ensure that we are staffed appropriately to serve our customers well, while prudently managing expenses. The reduction eliminated approximately 400 positions, beginning in September 2011 and continuing through the end of 2011. Workforce reductions resulted in restructuring charges of $3.3 million during the three months ended September 30, 2011, consisting of severance and one-time incentive payments, which are included within cost of services and sales and selling, general and administrative expense in the condensed consolidated statement of operations.
Results of Operations
Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011
The following table sets forth the percentages of revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	$	% of Revenue	$	% of Revenue
Revenues	$242,052	100%	$257,912	100%
Operating expenses:
Costs of services and sales	105,502	44	120,149	47
Selling, general and administrative expense	80,915	33	93,334	36
Depreciation and amortization	89,782	37	91,547	35
Reorganization related expense (income)	172	—	(3,735)	(1)
Impairment of intangible assets and goodwill	—	—	262,019	102
Total operating expenses	276,371	114	563,314	219
Loss from operations	(34,319)	(14)	(305,402)	(119)
Interest expense	(16,991)	(7)	(17,147)	(6)
Other (expense) income	548	—	488	—
Loss before income taxes	(50,762)	(21)	(322,061)	(125)
Income tax benefit	13,433	6	42,620	17
Net loss	$(37,329)	(15)%	$(279,441)	(108)%
Revenues
Revenues decreased $15.9 million (6%) to $242.1 million in the third quarter of 2012 compared to the same period in 2011. We derive our revenues from the following sources:
Voice services. Voice services revenues decreased $6.2 million (5%) to $111.3 million during the third quarter of 2012 compared to the same period in 2011. This decrease in voice services revenues is attributable to reductions in both local services revenues and long distance revenues. Local services revenues have been impacted by a 7.8% decline in total switched access lines in service at September 30, 2012 compared to September 30, 2011, which is primarily driven by an increase in competition and our customers’ use of alternative technologies. In addition, the three months ended September 30, 2012 and 2011 include reductions of local services revenues of $1.2 million and $2.3 million, respectively, due to increases in SQI and PAP penalty reserves. SQI and PAP penalty reserves during the three months ended September 30, 2011 were higher than the same period in 2012 primarily due to an $0.8 million increase in SQI penalty reserves following service outages related to Hurricane Irene. This $1.1 million increase in local services revenues partially offset the impact of the decline in total switched access lines in service. The decline in long distance revenues is the result of declining minutes of use driven by our customers' use of alternative technologies for their long distance needs.
Access. Access revenues decreased $12.6 million (13%) to $82.0 million during the third quarter of 2012 compared to the same period in 2011. The declines in access revenues are primarily driven by lower switched access revenues and the impact of customers migrating from legacy access products such as DS1, DS3, frame relay and private line to Ethernet based products. Switched access revenues decreased primarily due to a 7.8% decline in total switched access lines in service at September 30, 2012 compared to September 30, 2011, which results in lower minutes of use. Our special access revenues related to Ethernet based products is growing significantly but is more than offset by the loss of revenues from legacy based access products. Revenues from Ethernet based products are more sustainable but generally, at the outset, have lower average revenue per user than legacy products, resulting in a decline in total access revenue. With increasing need for bandwidth, demand for Ethernet based products is expected to increase over time.
Data and Internet services. Data and Internet services revenues increased $3.9 million (12%) to $36.8 million in the third quarter of 2012 compared to the same period in 2011. The increase was primarily attributable to a 3.2% increase in the number of HSD subscribers from September 30, 2011 to September 30, 2012 resulting from our expanded HSD footprint, bundling, other marketing efforts and an increase in Ethernet product revenues.
Other services. Other services revenues decreased $0.9 million (7%) to $11.9 million in the third quarter of 2012 compared to the same period in 2011.
Operating Expenses
Cost of services and sales. Cost of services and sales decreased $14.6 million (12%) to $105.5 million in the third quarter of 2012 compared to the same period in 2011. The decrease is primarily attributable to a reduction in employee expenses, a decline in access expense associated with providing long distance, data and broadband Internet services and incremental operating costs incurred as a result of Hurricane Irene in 2011. In the third quarter of 2011, we recorded $2.7 million of severance expense related to the workforce reductions that began in September 2011. This, along with cost savings recognized as a result of these workforce reductions, resulted in a decline in employee expenses when comparing the three months ended September 30, 2012 to the same period in 2011. The reduction of employee expenses due to the workforce reductions is partially offset by a decrease in capitalized labor during the third quarter of 2012 associated with the reduced capital expenditures in 2012. In addition, in the third quarter of 2011, we sustained service outages due to equipment, pole and cable damages created by Hurricane Irene. We incurred approximately $3.2 million of incremental operating costs associated with clean-up and repair efforts from the hurricane.
Selling, general and administrative. Selling, general and administrative expenses decreased $12.4 million (13%) to $80.9 million for the third quarter of 2012 compared to the same period in 2011. This decrease is largely attributable to a $4.0 million decrease in bad debt expense and a decrease in employee expenses. The reduction in bad debt expense is primarily due to settlements with wholesale carriers and an improvement in accounts receivable aging. In the third quarter of 2011, we recorded $0.6 million of severance expense related to the workforce reductions that began in September 2011. This, along with cost savings recognized as a result of these workforce reductions, resulted in a decline in employee expenses when comparing the three months ended September 30, 2012 to the same period in 2011.
Depreciation and amortization. Depreciation and amortization expense decreased $1.8 million (2%) to $89.8 million in the third quarter of 2012 compared to the same period in 2011. This decrease in comprised of a $2.4 million decrease in depreciation expense and a $0.6 million increase in amortization of intangible assets.
Reorganization related expense (income). Reorganization related expense (income) represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. Reorganization related expense of $0.2 million was recognized in the third quarter of 2012 as compared to $3.7 million of income in the same period of 2011. During the three months ended September 30, 2012, reorganization related expense is comprised of $0.4 million of restructuring professional fees primarily related to continuing work to settle outstanding claims, offset by a $0.2 million reversal of a portion of the Claims Reserve due to an estimation of future settlements. During the three months ended September 30, 2011, reorganization related expense is comprised of a $4.5 million reversal of a portion of the Claims Reserve due to several favorable settlements during the quarter and an estimation of future settlements, offset by $0.8 million of restructuring professional fees primarily related to continuing work to settle outstanding claims.
Impairment of intangible assets and goodwill. Impairment of long-lived assets and goodwill for the third quarter of 2011 is comprised of an impairment of $243.2 million to reduce the carrying value of goodwill to zero and an impairment of $18.8 million to reduce the carrying value of a non-amortizable asset related to our trade name.

Other Results
Interest expense. Interest expense remained relatively flat for the third quarter of 2012 compared to the same period in 2011.
Other (expense) income. Other (expense) income includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income of $0.5 million recognized in the third quarter of 2012 was consistent with other income of $0.5 million during the same period in 2011.
Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income (loss) before the provision for income taxes. The effective income tax rate to calculate the tax benefit for the three months ended September 30, 2012 and 2011 was 26.5% and 13.2%, respectively. The effective income tax rate for the three months ended September 30, 2012 was primarily impacted by an increase in the valuation allowance, offset by state taxes. The effective tax rate for the three months ended September 30, 2011 was primarily impacted by an impairment charge reducing the carrying value of goodwill to zero and an impairment charge reducing the carrying value of a non-amortizable intangible asset related to the trade name.
Net loss. Net loss for the three months ended September 30, 2012 was $37.3 million compared to $279.4 million for the same period in 2011. The difference in net loss between 2012 and 2011 is a result of the factors discussed above.
Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011
The following table sets forth the percentages of revenues represented by selected items reflected in our condensed consolidated statements of operations. The year-to-year comparisons of financial results are not necessarily indicative of future results (in thousands, except percentage of revenues data):

			Two Hundred Forty-Nine Days Ended September 30, 2011	Predecessor Company	Combined
	Nine Months Ended September 30, 2012			Twenty-Four Days Ended	Nine Months Ended September 30, 2011
	$	% of Revenue		January 24, 2011	$	% of Revenue
Revenues	$733,979	100%	$708,950	$66,378	$775,328	100%
Operating expenses:
Costs of services and sales	330,937	45	321,790	38,766	360,556	47
Selling, general and administrative expense	257,055	35	245,132	27,161	272,293	35
Depreciation and amortization	276,769	38	244,940	21,515	266,455	34
Reorganization related (income) expense	(4,043)	(1)	1,511	—	1,511	—
Impairment of intangible assets and goodwill	—	—	262,019	—	262,019	34
Total operating expenses	860,718	117	1,075,392	87,442	1,162,834	150
Loss from operations	(126,739)	(17)	(366,442)	(21,064)	(387,506)	(50)
Interest expense	(51,002)	(7)	(46,634)	(9,321)	(55,955)	(7)
Other income (expense)	725	—	1,319	(132)	1,187	—
Loss before reorganization items and income taxes	(177,016)	(24)	(411,757)	(30,517)	(442,274)	(57)
Reorganization items	—	—	—	897,313	897,313	116
(Loss) income before income taxes	(177,016)	(24)	(411,757)	866,796	455,039	59
Income tax benefit (expense)	55,902	7	80,796	(279,889)	(199,093)	(26)
Net (loss) income	$(121,114)	(17)%	$(330,961)	$586,907	$255,946	33%

Revenues
Revenues decreased $41.3 million (5%) to $734.0 million in the first nine months of 2012 compared to the same period in 2011. We derive our revenues from the following sources:
Voice services. Voice services revenues decreased $27.5 million (8%) to $337.6 million during the first nine months of 2012 compared to the same period in 2011. This decrease in voice services revenues is primarily attributable to reductions in both local services revenues and long distance revenues. Local services revenues have been impacted by a 7.8% decline in total switched access lines in service at September 30, 2012 compared to September 30, 2011, which is primarily driven by an increase in competition and our customers’ use of alternative technologies. In addition, the first nine months of 2012 and 2011 include reductions of local services revenues of $1.3 million and $0.6 million, respectively, due to an increase in SQI and PAP penalty reserves. The decline in long distance revenues is the result of declining minutes of use driven by our customers' use of alternative technologies for their long distance needs.
Access. Access revenues decreased $25.6 million (9%) to $253.5 million during the first nine months of 2012 compared to the same period in 2011. The declines in access revenues are primarily driven by lower switched access revenues and the impact of customers migrating from legacy access products such as DS1, DS3, frame relay and private line to Ethernet based products. Switched access revenues decreased primarily due to a 7.8% decline in total switched access lines in service at September 30, 2012 compared to September 30, 2011, which results in lower minutes of use. Our special access revenues related to Ethernet based products is growing significantly but is more than offset by the loss of revenues from legacy based access products. Revenues from Ethernet based products are more sustainable but generally, at the outset, have lower average revenue per user than legacy products, resulting in a decline in total access revenue. With increasing need for bandwidth, demand for Ethernet based products is expected to increase over time.
Data and Internet services. Data and Internet services revenues increased $11.3 million (12%) to $106.2 million in the first nine months of 2012 compared to the same period in 2011. The increase was primarily attributable to a 3.2% increase in the number of HSD subscribers from September 30, 2011 to September 30, 2012 resulting from our expanded HSD footprint, bundling, other marketing efforts and an increase in Ethernet product revenues.
Other services. Other services revenues increased $0.5 million (1%) to $36.6 million in the first nine months of 2012 compared to the same period in 2011.
Operating Expenses
Cost of services and sales. Cost of services and sales decreased $29.6 million (8%) to $330.9 million in the first nine months of 2012 compared to the same period in 2011. The decrease is primarily attributable to a reduction in employee expenses, a decline in access expense associated with providing long distance, data and broadband Internet services and incremental operating costs incurred in 2011 as a result of Hurricane Irene in 2011. The decrease in employee expenses is attributable to cost savings recognized as a result of the workforce reductions that began in September 2011, partially offset by a decrease in capitalized labor during the nine months of 2012 associated with the reduced capital expenditures in 2012. In addition, in the third quarter of 2011, we sustained service outages due to equipment, pole and cable damages created by Hurricane Irene. We incurred approximately $3.2 million of incremental operating costs associated with clean-up and repair efforts from the hurricane during the nine months ended September 30, 2011.
Selling, general and administrative. Selling, general and administrative expenses decreased $15.2 million (6%) to $257.1 million for the first nine months of 2012 compared to the same period in 2011. This decrease is largely attributable to a $16.2 million decrease in bad debt expense and a decrease in employee expenses. The reduction in bad debt expense is primarily due to settlements with wholesale carriers and an improvement in accounts receivable aging. The decrease in employee expenses is attributable to cost savings recognized as a result of the workforce reductions that began in September 2011. These reductions were partially offset by a $14.5 million increase in qualified pension and post-retirement healthcare expenses during the nine months ended September 30, 2012. The increase in qualified pension and post-retirement healthcare expenses are primarily a reflection of changes in the discount rate and certain other assumptions utilized in net periodic benefit cost in 2012.
Depreciation and amortization. Depreciation and amortization expense increased $10.3 million (4%) to $276.8 million in the first nine months of 2012 compared to the same period in 2011. This increase is comprised of an $11.0 million increase in depreciation expense offset by a $0.7 million decrease in amortization of intangible assets. In conjunction with the adoption of fresh start accounting, our assets and liabilities were recorded at fair value. On the Effective Date, while the carrying value of property, plant and equipment was written down to fair value, the remaining useful lives established were, in general, shorter than their original estimated useful lives. This has resulted in an increase in depreciation expense from the prior year.

Reorganization related (income) expense. Reorganization related (income) expense represents expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, occurring after the Effective Date. Reorganization related income of $4.0 million was recognized in the first nine months of 2012 as compared to $1.5 million expense in the same period of 2011. During the nine months ended September 30, 2012, reorganization related income is comprised of a $5.1 million gain from the reversal of a portion of the Claims Reserve due to several favorable settlements during the year and an estimation of future settlements, offset by $1.1 million of restructuring professional fees primarily related to continuing work to settle outstanding claims. During the nine months ended September 30, 2011, reorganization related expense is comprised of $6.7 million of restructuring professional fees related to fresh start accounting and continuing work to settle outstanding claims, offset by a $5.2 million reversal of a portion of the Claims Reserve due to several favorable settlements during the year and an estimation of future settlements.
Impairment of intangible assets and goodwill. Impairment of long-lived assets and goodwill for the first nine months of 2011 is comprised of an impairment of $243.2 million to reduce the carrying value of goodwill to zero and an impairment of $18.8 million to reduce the carrying value of a non-amortizable asset related to our trade name.
Other Results
Interest expense. Interest expense decreased $5.0 million to $51.0 million in the first nine months of 2012 compared to the same period in 2011. This decrease is mainly driven by a reduction in long-term debt on the Effective Date.
Other income (expense). Other income (expense) includes non-operating gains and losses such as those incurred on sale or disposal of equipment. Other income decreased $0.5 million to $0.7 million in the first nine months of 2012 compared to the same period in 2011.
Reorganization items. Reorganization items represent expense or income amounts that have been recognized as a direct result of the Chapter 11 Cases, prior to the Effective Date. For more information, see note 4 to the condensed consolidated financial statements.
Income taxes. The effective income tax rate is the provision for income taxes stated as a percentage of income (loss) before the provision for income taxes. The effective income tax rate to calculate the tax benefit (expense) for the nine months ended September 30, 2012 and 2011 was 31.6% and (43.8%), respectively. The effective income tax rate for the nine months ended September 30, 2012 was primarily impacted by an increase in the valuation allowance, offset by state taxes. The effective tax rate for the nine months ended September 30, 2011 was primarily impacted by an impairment charge reducing the carrying value of goodwill to zero and an impairment charge reducing the carrying value of a non-amortizable intangible asset related to the trade name.
Net (loss) income. Net loss for the nine months ended September 30, 2012 was $121.1 million compared to net income of $255.9 million for the same period in 2011. The difference in net (loss) income between 2012 and 2011 is a result of the factors discussed above.
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

New Accounting Standards
In July 2012, the FASB issued ASU 2012-02 to amend and simplify the annual testing for impairment of indefinite-lived intangible assets. This amendment to the Intangibles-Goodwill and Other Topic of the ASC allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible asset leads to a determination that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity determines it is not likely that the indefinite-lived intangible asset is impaired, then performing the quantitative impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform a quantitative impairment test. The ASU includes examples of events and circumstances that could affect significant inputs used to determine the fair value of the indefinite-lived intangible assets that an entity should consider when evaluating whether it is more likely than not that a indefinite-lived intangible asset is impaired. This new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We have elected to early adopt this ASU. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 related to the presentation of comprehensive income, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance was to be applied retrospectively, effective for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  In December 2011, the FASB issued ASU 2011-12, which deferred the elective date for amendments to the presentation of reclassification of items out of accumulated other comprehensive income in ASU 2011-05. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04 related to achieving common fair value measurements and disclosure requirements between U.S. GAAP and IFRS. This ASU changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. The ASU also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs, as defined in the Fair Value Measurement Topic of the ASC. This new guidance was to be applied prospectively, effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. The adoption of this amendment to the ASC did not have a material impact on our condensed consolidated financial statements.
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
Cash and cash equivalents at September 30, 2012 totaled $22.1 million compared to $17.4 million at December 31, 2011, excluding restricted cash of $11.4 million and $25.1 million, respectively. In August 2012, we made a $25.0 million voluntary prepayment on the Term Loan using cash on hand. On the Effective Date, we significantly reduced our cash on hand by approximately $89.9 million to establish the Cash Claims Reserve. Tax related claims were not included in the Cash Claims Reserve. As of the Effective Date, cash and cash equivalents totaled $10.3 million, excluding the Cash Claims Reserve of $82.8 million, following payment of $7.1 million in claims on the Effective Date. In accordance with the Plan, to the extent that claims are settled for amounts lower than estimated in the Cash Claims Reserve, we are permitted to reclaim restricted cash from the Cash Claims Reserve of up to $32.6 million. As of September 30, 2012, we had reclaimed $15.1 million of such restricted cash, of which $8.8 million was reclaimed during the nine months ended September 30, 2012. There is no certainty that we will reclaim any, or all, of the $2.6 million restricted cash balance remaining in the Cash Claims Reserve at September 30, 2012.

Cash Flows
Net cash provided by (used in) operating activities was $129.8 million, $127.5 million and ($81.1) million for the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, respectively. Net cash provided by operating activities for the nine months ended September 30, 2012 and the 249 days ended September 30, 2011 represents the operating activities of the Company after the Effective Date; however, it includes payment of $8.8 million and $64.1 million, respectively, in claims of the Predecessor Company, of which $3.8 million and $56.5 million, respectively, of these claims were paid using funds of the Cash Claims Reserve established on the Effective Date by the Predecessor Company. In addition, during the first nine months of 2012, $5.3 million and $2.4 million, respectively, of the Cash Claims Reserve were reclassified to another restricted cash account in conjunction with the VPSB’s approval of our request to use these funds to deploy broadband in unserved areas of Vermont and the NHPUC’s approval, together with the approval of the New Hampshire governor and executive council, of our request to use these funds to deploy broadband in unserved areas of New Hampshire and $8.8 million was reclaimed by the Company. After a $7.1 million payment of claims on the Effective Date, the Cash Claims Reserve totaled $82.8 million and is reflected in net cash used in operating activities during the 24 days ended January 24, 2011. Upon the filing of the Chapter 11 Cases, we continued to accrue interest expense on the Pre-Petition Credit Facility, as such interest was considered an allowed claim pursuant to the Plan. During the 24 days ended January 24, 2011, no payments of interest were made on the Pre-Petition Credit Facility, resulting in an increase in cash provided by operations of $9.0 million. Upon the Effective Date, we began paying interest on our outstanding debt in the normal course, which is reflected as cash used by operations during the nine months ended September 30, 2012 and the 249 days ended September 30, 2011.
Net cash used in investing activities was $95.4 million, $127.9 million and $12.5 million for the nine months ended September 30, 2012, the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, respectively, and is mainly comprised of capital expenditures for all periods.
Net cash used in financing activities was $29.7 million and $1.7 million for the nine months ended September 30, 2012 and the 24 days ended January 24, respectively. Net cash used in financing activities for the 249 days ended September 30, 2011 was immaterial. During the first nine months of 2012, we made $30.0 million of principal payments on our Term Loan, of which $22.5 million exceeds the scheduled payments and was allocated to the final payment due at maturity. We paid $2.4 million of loan origination costs on the Credit Agreement, of which $0.9 million and $1.5 million were paid during the 249 days ended September 30, 2011 and the 24 days ended January 24, 2011, respectively.
Through September 30, 2012, we have contributed approximately $19.8 million to our Company sponsored qualified pension plans and, accordingly, have met the minimum funding requirements under the Pension Protection Act of 2006 for 2012. We do not expect to make any additional contributions to our pension plans in 2012. As of September 30, 2012, we have made benefit payments of $2.2 million under our post-retirement healthcare plans. We expect to make total benefit payments of approximately $3.3 million under our post-retirement healthcare plans in 2012.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act was signed into law. This act contains a pension funding stabilization provision which allows pension plan sponsors to use higher interest rate assumptions when determining funded status and funding obligations. As a result, our 2013 minimum required pension plan contribution is expected to be approximately $6.0 million, which is lower than it would have been in the absence of this stabilization provision. The actual amount contributed in 2013 may be materially higher if we elect to make discretionary contributions. We believe that the intent of the stabilization provision is to alter the timing of pension plan contributions, not to reduce the long-term funding of pension plans. Accordingly, the relief we will receive as a result of the stabilization provision may be temporary in nature in that our near-term required contributions will be less than they otherwise would have been and will increase in the medium to long-term.
On September 25, 2012, we elected to defer use of the higher segment rates under the act until the first plan year beginning on or after January 1, 2013 solely for determination of the AFTAP used to determine benefit restrictions under IRC Section 436.
Capital Expenditures
We require significant capital expenditures to maintain, upgrade and enhance our network facilities and operations. During the first nine months of 2012, our capital expenditures totaled $96.0 million compared to $141.0 million during the same period in 2011. Capital expenditures were higher in 2011 due primarily to two projects, fiber-to-the-tower and the regulatory broadband build out, which were completed during 2011. We expect capital expenditures will increase for the remainder of 2012 as compared to the first nine months of 2012, primarily due to expansion of our broadband footprint in New Hampshire in accordance with a regulatory commitment to reach 95% of our customers in the state by March 31, 2013. We anticipate that we will fund future capital expenditures through cash flows from operations, cash on hand and funds available under the Revolving Facility.

Debt
Credit Agreement
On the Effective Date, the Borrowers entered into the Credit Agreement. The Credit Agreement is comprised of the Revolving Facility, which has a sub-facility providing for the issuance of up to $30.0 million of letters of credit, and the Term Loan. On the Effective Date, we paid to the lenders providing the Revolving Facility an aggregate fee equal to $1.5 million. Interest on the Credit Agreement Loans accrues at an annual rate equal to either (a) LIBOR plus 4.50%, with a minimum LIBOR floor of 2.00% for the Term Loan, or (b) a base rate plus 3.50% per annum, which base rate is equal to the highest of (x) Bank of America’s prime rate, (y) the federal funds effective rate plus 0.50% and (z) the applicable LIBOR plus 1.00%. In addition, we are required to pay a 0.75% per annum commitment fee on the average daily unused portion of the Revolving Facility. The entire outstanding principal amount of the Credit Agreement Loans is due and payable on the Maturity Date; provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million. The Credit Agreement requires quarterly repayments of principal of the Term Loan after the first anniversary of the Effective Date. In the second and third years following the Effective Date, such quarterly payments shall each be in an amount equal to $2.5 million; during the fourth year following the Effective Date, such quarterly payments shall each be in an amount equal to $6.25 million; and for the first three quarters during the fifth year following the Effective Date, such quarterly payments shall each be in an amount equal to $12.5 million, with all remaining outstanding amounts owed in respect of the Credit Agreement being due and payable on the Maturity Date. During the nine months ended September 30, 2012, we made $30.0 million of principal payments on the Term Loan, which includes a voluntary prepayment of $25.0 million made in the third quarter. The prepayment was allocated first to the scheduled payment of $2.5 million due on September 30, 2012, with the remaining $22.5 million allocated to the final payment due at maturity. As of September 30, 2012, we had approximately $62.6 million, net of approximately $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility.
The Credit Agreement Loans are guaranteed by the Financing Loan Parties. The Credit Agreement Loans as a whole are secured by liens upon substantially all existing and after-acquired assets of the Financing Loan Parties, with first lien and payment waterfall priority for the Revolving Facility and second lien priority for the Term Loan.
The Credit Agreement contains customary representations, warranties and affirmative covenants. In addition, the Credit Agreement contains restrictive covenants that limit, among other things, the ability of the Financing Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The Credit Agreement also contains minimum interest coverage and maximum total leverage maintenance covenants, along with a maximum senior leverage covenant measured upon the incurrence of certain types of debt. The ratios measured in these covenants, which are reported quarterly, periodically adjust to become more restrictive as set forth in the Credit Agreement. The initial adjustment for each of the three covenants will be reflected in the quarterly covenant reporting for the third quarter of 2013. The Credit Agreement contains certain events of default, including failure to make payments, breaches of covenants and representations, cross defaults to other material indebtedness, unpaid and uninsured judgments, changes of control and bankruptcy events of default. The lenders’ commitments to fund amounts under the Revolving Facility are subject to certain customary conditions. As of September 30, 2012, the Borrowers were in compliance with all covenants under the Credit Agreement.
The Credit Agreement also provides for mandatory prepayments of outstanding balances on the Credit Agreement Loans with the proceeds from certain asset dispositions, certain equity and debt issuances, and certain extraordinary cash receipts. Proceeds from such events may be reinvested by the Borrowers in lieu of any such mandatory prepayment under certain circumstances. In addition, at the end of each fiscal year, a test is performed to determine if excess cash flow, as defined in the Credit Agreement, was generated during the year. If the calculation indicates that excess cash flow was generated, a certain percentage (determined by reference to the total leverage ratio) of such excess cash flow is required to be prepaid against outstanding balances. Voluntary prepayments of the Term Loan and mandatory amortization both reduce excess cash flow, as defined in the Company's Credit Agreement, for purposes of calculating any excess cash flow sweep. Any mandatory prepayments are first applied to the Revolving Facility until repaid and then to the Term Loan.

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
Our DIP Facility
In connection with the Chapter 11 Cases, on October 27, 2009, the DIP Borrowers entered into the DIP Credit Agreement with the DIP Lenders and the DIP Administrative Agent. The DIP Credit Agreement provided for a revolving facility in an aggregate principal amount of up to $75.0 million, of which up to $30.0 million was also available in the form of one or more letters of credit that could have been issued to third parties for our account (the “DIP Financing”). Pursuant to an Order of the Bankruptcy Court, dated October 28, 2009, the DIP Borrowers were authorized to enter into and immediately draw upon the DIP Credit Agreement on an interim basis in an aggregate amount of $20.0 million, pending a final hearing before the Bankruptcy Court. On March 11, 2010, the Bankruptcy Court issued a final order relating to the DIP Financing, permitting the DIP Borrowers access to the total $75.0 million of the DIP Financing, subject to the terms and conditions of the DIP Credit Agreement and related orders of the Bankruptcy Court, of which up to $30.0 million was available in the form of one or more letters of credit that were issued to third parties for the DIP Borrowers’ account.
On the Effective Date, the DIP Credit Agreement was converted into the new Revolving Facility with a five-year term. All letters of credit outstanding under the DIP Credit Agreement were transferred to the Credit Agreement on the Effective Date.
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

We are required to make certain capital expenditures pursuant to the Regulatory Settlements. See note 12.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of September 30, 2012, we had total debt of $970.0 million, consisting of variable rate debt with an interest rate of 6.50% per annum, including applicable margins. As of September 30, 2012, the fair value of our debt was approximately $909.2 million based on the market price of our debt at that date. Our Credit Agreement Loans mature in 2016, provided that on the third anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a continuation fee of $0.75 million and, on the fourth anniversary of the Effective Date, we must elect (subject to the absence of events of default under the Credit Agreement) to continue the maturity of the Revolving Facility and must pay a second continuation fee of $0.75 million.
As of September 30, 2012, we had $62.6 million, net of $12.4 million outstanding letters of credit, available for additional borrowing under our Revolving Facility. Interest payments on the Term Loan are subject to a LIBOR floor of 2.00%. While LIBOR remains below 2.00% we will incur interest costs above market rates.
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
We are also exposed to market risk from changes in the fair value of our pension plan assets and from changes to rates at which benefit payments are discounted. For the three and nine months ended September 30, 2012, the actual rate of return on the pension plan assets was a gain of approximately 4.1% and 7.7%, respectively. Net periodic benefit cost for 2012 assumes a weighted average annualized expected return on plan assets of approximately 7.52%. Payment of significant lump sum payments, lower returns on plan assets and lower discount rates could negatively impact the funded status of the plan and we may be required to make larger contributions to the pension plan than currently anticipated.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.
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
During the quarter ended September 30, 2012, we began utilizing our enterprise resource planning ("ERP") system for the calculation of depreciation on assets which are in service in the ERP system.

With the exception of the foregoing, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are involved in litigation and regulatory proceedings arising out of our operations. Management believes that we are not currently a party to any legal or regulatory proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our business, financial position or results of operations. Notwithstanding that we emerged from Chapter 11 protection on the Effective Date, five of the Chapter 11 Cases are still in the process of being resolved. On October 15, 2012, we filed a motion in the Bankruptcy Court for final decree closing four of the five remaining Chapter 11 Cases, subject to Bankruptcy Court approval.
Item 1A. Risk Factors.
The risk factor presented below amends and restates the corresponding risk factor previously disclosed in "Item 1A. Risk Factors" of the 2011 Annual Report.
Our required pension contributions and estimated future pension and post-retirement benefit plan liabilities may be impacted by several factors and an increase in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
We sponsor qualified pension and post-retirement medical and dental plans for certain employees which require significant amounts of cash to maintain. The accrual of future benefits by employees and retirees in these qualified pension and post-retirement healthcare plans that are not covered by a collective bargaining agreement have been frozen. However, under the terms of our qualified pension and post-retirement healthcare plans for participants and retirees covered by a collective bargaining agreement, contractual increases in benefits will continue each year through 2014, at which time the collective bargaining agreements will terminate and be renegotiated. Future increases in benefits earned by participants and retirees in these plans will require increasing amounts of cash to maintain and may limit our operational flexibility. These future cash requirements could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
During 2012, as a condition of our collective bargaining agreements, qualified pension plan participants covered by a collective bargaining agreement did not have the option to elect a lump sum payment if they voluntarily terminated their employment with us. Beginning January 1, 2013, this restriction will no longer be in effect and retirees after that point will again have the ability to elect to receive a portion of their accrued vested benefit in the form of a lump sum payment. In addition, the discount rates used to calculate lump sum payments are currently lower than the discount rate used to calculate the actuarial liabilities of the plan. As a result, the value of a lump sum payment is more than the respective actuarial liability, which creates an actuarial loss. As such, a lump sum payment depletes the plan's assets more than the corresponding reduction in the plan's liability, which reduces the funded status of the plan. If more participants covered by a collective bargaining agreement retire after January 1, 2013 than expected and elect to receive a portion of their accrued vested benefit in the form of a lump sum payment, which is beyond our control, we could experience a significant reduction in the funded status of our qualified pension plan covering these participants. If the funded status of our qualified pension plans decrease below certain percentage thresholds as defined in ERISA, as amended, then certain restrictions and other requirements would be placed on us and the participants in the respective plans which would significantly increase the cost of these plans. Accordingly, to maintain the funded status above these percentage thresholds may require us to make significantly higher contributions to these plans in the future. The extent of such increases in our contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
Our qualified pension plans are subject to funding requirements as defined under ERISA, as amended. These required pension contributions may be impacted by several factors, including fluctuations in the discount rate used to calculate the funding target, the performance of our pension asset portfolio, the number of retirees who elect to receive lump sum distributions and the demographics of plan participants. Fluctuations or adverse changes in any of these factors are beyond our control and may diminish the funded status of our pension plans thereby significantly increasing the contributions we are required to make under ERISA, as amended. For example, economic factors have led to a significant decrease in our discount rate for our pension plans and certain workforce reductions resulted in a large amount of lump-sum payments made to participants in 2011 and in 2012. These factors will increase our future contributions to the pension plans. The extent of such increases in our required contributions could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
During the year ended December 31, 2011, we experienced actual returns on pension plan assets totaling approximately 1.6%. The actuarially-determined funded status of our pension plans is dependent on the market value of the assets held by each plan. As such, a significant decline in the market value of the pension plans' assets could result in us having to make additional contributions to these plans. Furthermore, if the third party trustee who holds these plan assets were to become insolvent, access to the plan assets could be limited for a period of time and we could be required to pay lump sum payments and benefits from our assets. Such required contributions and other payments could have a material adverse impact on our business, financial condition, results of operations, liquidity and/or the market price of our Common Stock.
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

FAIRPOINT COMMUNICATIONS, INC.

Date: November 2, 2012	By:	/s/ Ajay Sabherwal
	Name:	Ajay Sabherwal
	Title:	Executive Vice President and Chief Financial Officer
(duly authorized officer and principal financial officer)

Exhibit Index

Exhibit No.	Description
2.1	Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code.(1)
3.1	Ninth Amended and Restated Certificate of Incorporation of FairPoint.(2)
3.2	Second Amended and Restated By Laws of FairPoint.(2)
4.1	Warrant Agreement, dated as of January 24, 2011, by and between FairPoint and The Bank of New York Mellon.(3)
4.2	Specimen Stock Certificate.(2)
4.3	Specimen Warrant Certificate.(3)
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

10.5	Registration Rights Agreement, dated as of January 24, 2011, by and between FairPoint Communications, Inc. and Angelo, Gordon & Co., L.P.(3)
10.6	FairPoint Litigation Trust Agreement, dated as of January 24, 2011.(3)
10.7	Form of Director Indemnity Agreement.(4)
10.8	Amended and Restated Tax Sharing Agreement, dated as of November 9, 2000, by and among FairPoint and its Subsidiaries.(5)
10.9	Employment Agreement, dated as of August 16, 2010, by and between FairPoint and Paul H. Sunu.†(6)
10.10	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Peter G. Nixon.†(7)
10.11	Change in Control and Severance Agreement, dated as of March 14, 2007, by and between FairPoint and Shirley J. Linn.†(7)
10.12	Change in Control and Severance Agreement, dated as of September 3, 2008, by and between FairPoint and Ajay Sabherwal.†(6)
10.13	FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.14	Form of Restricted Share Award Agreement—FairPoint Communications, Inc. 2010 Long Term Incentive Plan.†(1)
10.15	FairPoint Communications, Inc. Incentive Recoupment Policy. †(16)
10.16	Stipulation filed with the Maine Public Utilities Commission, dated December 12, 2007.(8)
10.17	Amended Stipulation filed with the Maine Public Utilities Commission dated December 21, 2007.(9)
10.18	Stipulation filed with the Vermont Public Service Board, dated January 8, 2008.(10)
10.19	Stipulation filed with the New Hampshire Public Utilities Commission, dated January 23, 2008.(11)
10.20	Letter Agreement, dated as of March 30, 2008, by and between the Staff of the New Hampshire Public Utilities Commission and Verizon Communications Inc.(9)

Exhibit No.	Description
10.21	Letter, dated as of May 12, 2009, from the Staff of the New Hampshire Public Utilities Commission to FairPoint.(12)
10.22	Post Filing Regulatory Settlement—New Hampshire, dated as of February 5, 2010, by and between FairPoint and New Hampshire Public Utilities Commission Staff Advocates.(1)
10.23	Post Filing Regulatory Settlement—Maine, dated as of February 9, 2010, by and among FairPoint, Maine Public Utilities Commission and Maine Office of the Public Advocate.(1)
10.24	Post Filing Regulatory Settlement—Vermont, dated as of February 5, 2010, by and between FairPoint and Vermont Department of Public Service.(1)
11	Statement Regarding Computation of Per Share Earnings (included in the financial statements contained in this Quarterly Report).
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
32.2	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.‡
99.1	Order Confirming Debtors’ Third Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated as of December 29, 2010.(1)
99.2	Order of the Maine Public Utilities Commission, dated February 1, 2008.(13)
99.3	Order of the Vermont Public Service Board, dated February 15, 2008.(14)
99.4	Order of the New Hampshire Public Utilities Commission, dated February 25, 2008.(15)
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

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